Form 10KSB40
period 1997-03-31
BISHOP EQUITIES INC
filed 1997-09-23
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                       Commission File Number: 33-44567-NY

                              BISHOP EQUITIES, INC.
            (Exact name of Issuer as stated in its corporate charter)

           Nevada                                      13-3632859
   (State of incorporation)                     (IRS Taxpayer I.D. Number)

               355 South End Avenue, Suite 22B, New York, NY 10280
                    (Address of principal executive offices)

Issuer's telephone number:             (212) 912-0930

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class                          Name of Exchange
-------------------                          ----------------
Shares of common stock, par value $.001            None
---------------------------------------            ----

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days:  Yes      No  X
                                                   ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. [ X]
             ---

State issuer's revenues for its most recent fiscal year:    $0
                                                          ------

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $69,000 as of June 30, 1997. (NOTE: Since no trading activity has occurred in the common stock, the market value was computed as the price at which the stock was sold.)

As of September 15, 1997, 511,500 shares of Registrant's common stock, par value $.001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                               PAGE 1 OF 15 PAGES

PART I

Item 1.           BUSINESS.

                  INITIAL PUBLIC OFFERING

                  During March 1993 the Company conducted an initial public offering (the "Offering") of its shares of common stock, par value $.001 per share (the "Shares"), pursuant to a registration statement on Form SB-2 which became effective on March 8, 1993. The Offering was underwritten by Westminster Securities Corp. (the "Underwriter"), and resulted in the sale of 11,500 Shares, including the 1,500-Share overallotment option exercised by the Underwriter. Gross offering proceeds were $69,000. After deduction for the Underwriter's commissions and non-accountable expense allowance (totalling $8,970), net proceeds to the Company were $60,030. This included $12.50 from the Underwriter for purchase of 1,000 Underwriter Warrants (each allowing its holder to purchase one Share for $7.20 during a four-year exercise period commencing March 8, 1994.) After satisfaction of certain Offering expenses, $42,900 remained on March 31, 1993. The Company later satisfied the remaining unpaid Offering expenses, including accounting fees, and paid its president a $4,000 salary.

                  "BLANK CHECK"  ACTIVITIES

                  As a "blank check" company with no defined business plan, the Company's business activities through 1993 consisted of preparing for and conducting the Offering. Since then the Company has entered into consecutive letters of intent to acquire corporations (AMPAC International Corporation; Liono, Ltd.; and Dominion Associates) but in each case, the Company terminated the letter of intent prior to consummation of a transaction, based upon information acquired during the due diligence review process. Management continues to investigate candidates for merger or acquisition; however, expenses for travel costs and legal and other fees have substantially reduced the Company's limited resources.

Item 2.           PROPERTIES.

                  The Company owns no properties and uses as its address the office of its President, without charge. This arrangement is expected to continue until consummation of a Business Combination.

Item 3.           LEGAL PROCEEDINGS.

                  No legal proceedings were commenced or contemplated by the Company and no notice of any legal proceedings involving the Company was received.


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matters were submitted to a vote of the Company's security holders during the period covered by this Report.


                               PAGE 2 OF 15 PAGES

PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

                  (a) The Company has issued one class of common equity securities, its common stock, par value $.001 per share. As of the date of the Report, trading had not yet commenced.

                  (b) On September 15, the Company had approximately 15 holders of its common stock, including two restricted shareholders.

                  (c) No dividends were declared and none are anticipated in the foreseeable future.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The Company's activities during the fiscal year covered by this Report were limited to the investigation of acquisition candidates and review of due diligence materials. No transaction was consummated and the Company has commenced no operations, earned no revenues, and has continued to review candidates for acquisition or merger. The Company's resources were sufficient to meet its limited corporate expenses during the year covered by this Report, and as of March 31, 1997, the Company had $4,703 in cash remaining.

                  Management intends to continue utilizing space on a rent-free basis in the office of its president, and to keep expenses to a minimum, unless and until the successful consummation of a Business Combination. The Company's continuation is dependent upon the ability of its management to locate a suitable candidate for Business Combination, and to consummate such a transaction, and on the eventual success of the company subsequent to such consummation.


Item 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Report of Certified Public Accountant......          4
                  Balance Sheet..............................          5
                  Statement of Income and Expenses...........          6
                  Statement of Cash Flows....................          7
                  Statement of Stockholders' Equity..........          8
                  Footnotes to Financial Statements..........       9-11

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.




                               PAGE 3 OF 15 PAGES

                                 JODY M. WEBER
                           CERTIFIED PUBLIC ACCOUNTANT
                                7 DIPIERRO DRIVE
                                MONROE, NJ 08831
                                 (908)-656-0962




To the Board of Directors
Bishop Equities, Inc.

      I have audited the accompanying Balance Sheets of Bishop Equities, Inc. as of March 31, 1997 and March 31, 1996, and the related statements of income and expenses, cash flows and stockholder's equity for the years ending March 31, 1997 and March 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

      I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. My audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates used by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bishop Equities, Inc. as of March 31, 1997 and March 31, 1996 and the related statements of income and expenses, cash flows and stockholder's equity for years ending March 31, 1997 and March 31, 1996 in conformity with generally accepted accounting principles.



Respectfully submitted,



/s/ Jody M. Weber
----------------------
    Jody M. Weber
    Monroe, New Jersey
    September 6, 1997




                               PAGE 4 OF 15 PAGES

                              BISHOP EQUITIES, INC.

                                  BALANCE SHEET

                                   A S S E T S


                                                March 31, 1996      March 31,1997
CURRENT ASSETS:
Cash                                               $  4,703            $  2,484


NONCURRENT ASSETS:
Def Off Costs                                            --                  --

OTHER ASSETS:
Organ Costs-net                                         360                 240


                                                   $  5,063            $  2,724
                                                   ========            ========




                                LIABILITIES AND
                              STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Acc Exp Pay                                        $    750            $    350
Due to/from Shareholder                                 405                  --


STOCKHOLDERS' EQUITY:
Common stock-authorized
25,000,000 shares
Par value-$ 001 Issued and
Outstanding 500,000                                     511                 511
and 509,775 shares
respectively

Paid in Capital                                      37,011              37,011

RETAINED EARNINGS(DEFICIT)-
during dev stage)                                   (33,614)            (35,148)
                                                   --------            --------

                                                   $  7,520            $  2,724
                                                   ========            ========




                               PAGE 5 OF 15 PAGES

                              BISHOP EQUITIES, INC.
                        STATEMENT OF INCOME AND EXPENSES


                                                   April 1, 1995      April 1, 1996
                                                         to                 to
                                                   March 31, 1996     March 31, 1997
EXPENSES:


     Professional Fees                                    900                350
     Office Expense                                       562                393
     Fees                                                 326                671
     Organization Expense                                 120                120
                                                      -------            -------

                                                        1,908              1,534

NET OPERATING LOSS                                      1,908              1,534

ACCUM DEFICIT -BEG                                     31,706             33,614

ACCUM DEFICIT -END                                    $33,614            $35,148
                                                      =======            =======




                               PAGE 6 OF 15 PAGES

                              BISHOP EQUITIES, INC.
                             STATEMENT OF CASH FLOWS

                                                  April 1, 1995       April 1, 1996
                                                        to                  to
                                                  March 31, 1996      March 31, 1997
CASH FLOWS FROM OPERATING

ACTIVITIES
 Net Income                                          $(1,908)            (1,534)
 Adjustments to Reconcile Net
  Income to Cash Flows
  From Operating Activities

Increases (Decreases) in:
Organization Cost                                        120                120
Loan From Shareholder                                    405               (405)
Accrued Expenses                                        (954)              (400)
                                                     -------            -------


NET CASH PROVIDED
BY OPERATING
ACTIVITIES                                            (2,337)            (2,219)



CASH FLOW FROM FINANCING
ACTIVITIES

CASH FLOW FROM INVESTING
ACTIVITIES
Issuance of
Common Stock                                              --                 --


NET CASH GAINED BY
FINANCING
ACTIVITIES                                                --                 --
                                                     -------            -------

NET INCREASE(DECREASE)
IN CASH                                               (2,337)            (2,219)


CASH - BEGINNING                                       7,040              4,703

CASH - END                                           $ 4,703            $ 2,484
                                                     =======            =======

                       See notes to financial statements.




                               PAGE 7 OF 15 PAGES

                              BISHOP EQUITIES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 March 31, 1997



                                       COMMON         PAID IN        ACCUMULATED
DATE                                    STOCK         CAPITAL          DEFICIT
----                                    -----         -------          -------
Common Stock issued at incorp
April 17, 1991                        $      0        $      0


Common Stock authorized
25,000,000 par $ .001:
issued and outstanding
500,000 shares at $.001
par value 12/10/91                         500           2,500

11,500 shares sold in public
offering, March 1993 (net
of underwriting costs)                      11          60,031

Public Offering Costs                                  (25,520)

Retained Deficit during
Development stage as of
March 31, 1993                                                             (286)

Retained Deficit during
development stage as of
March 31, 1994                                                          (17,241)

Retained Deficit during
development stage as of                                                 (14,179)
March 31, 1995

Retained Deficit during
development stage as of                                                  (1,908)
March 31, 1996

Retained Deficit during
development stage as of                                                  (1,534)
March 31, 1997



March 31, 1997                        $    511        $ 37,011       $  (35,148)
                                      ========        ========       ===========


                       See notes to financial statements.



                               PAGE 8 OF 15 PAGES

             BISHOP EQUITIES, INC. - A Development Stage Enterprise

                          Notes to financial statements


NOTE 1:  Summary of Significant Accounting Policies

         Bishop Equities, Inc. (the "Company") was organized under the laws of the State of Nevada on April 17, 1991, and is a blank check company with no defined business plan other than intention to acquire or merge with an existing private company through an exchange of securities (the "Business Combination"). Selection of the Business Combination candidate will be at the complete discretion of Management, and upon consummation, control and management of the Company may pass to other individuals who are presently unknown and unidentifiable. The Company's success will depend upon Management's ability to locate and identify a suitable candidate for Business Combination, and to consummate the transaction, and on the eventual profitability of the resulting entity.

         The Company's year end is March 31.

         Organization costs will be amortized over a 60-month period.

         During the fiscal year ended March 31, 1993, the Company's activities were limited to preparation for and consummation of its initial public offering (the "Offering"). During 1994, 1995, 1996 and 1997, activities were limited to investigating and preparing for potential acquisitions.

NOTE 2:  Capitalization

         The Offering commenced March 8, 1993 (the effective date of its Form SB-2 registration statement) and concluded on March 19, 1993. The Company sold to the public, through its underwriter, Westminster Securities Corp. (the "Underwriter"), on a firm-commitment basis, a total of 11,500 shares of common stock, par value $.001 per share (the "Shares"), at $6.00 per Share, including the exercise of the Underwriter's overallotment option.

         The Company received net proceeds of $60,042 after deduction of $8,970 in underwriting commissions and discounts. Additional offering expenses totalled $25,531, of which $20,607 was paid as of March 31, 1993, with the balance paid during the fiscal year ended March 31, 1994.

         Officers and directors are reimbursed for out-of-pocket expenses incurred in the investigation of Business Combination candidates on the Company's behalf including travel expenses.

         The Underwriter purchased 1,000 nonredeemable Underwriter Warrants for $.0125 each. Each underwriter warrant may be exercised by the registered holder to purchase one share for $7.20 during a four-year exercise period commencing March 8, 1994.


                               PAGE 9 OF 15 PAGES

             BISHOP EQUITIES, INC. - A Development Stage Enterprise

         The exercise price and number of Shares purchasable are subject to anti-dilution adjustment upon occurrence of certain events.

         The Company has undertaken to include the Underwriter Warrants in any registration statement it may file during a six-year period commencing March 8, 1994, and to file a registration statement containing the Underwriter Warrants and/or underlying Shares at the request of the holders on two occasions during a five-year period commencing March 8, 1993. The Underwriter has executed an undertaking that any registration of the Underwriter Warrants will be for exercise, not distribution.

         The amount of paid-in-capital was reduced by the amount of Deferred Offering costs, and the costs of the Offering were offset against the proceeds of the Offering.

NOTE 3:  Employees; Related Party Transactions

         The Company's officers are its only employees. During the year ended March 31, 1997, no officer received compensation for serving in such capacity.

         The officers and directors have limited experience in evaluating businesses and are expected to devote only a minimal portion of their time to the Company's affairs.


NOTE 4:  Lease Commitment

         The Company has no lease commitment and maintains a rent-free mailing address in the office of its president at 355 South End Avenue, Suite 22B, New York, New York 10280.

NOTE 5:  Conflicts of Interest

         Certain conflicts of interest will continue to exist between the Company and its officers and directors, each of whom has other business interests to which she devotes substantial attention. Each officer and director is expected to continue in such activities, which could detract from management time necessary for the Company's affairs.

         The officers and directors hold similar positions in, and are major shareholders of, other public 'blank check' companies and may also become involved with other corporations which may file registration statements for blank check offerings, all of which may compete with the Company for available opportunities.




                               PAGE 10 OF 15 PAGES

             BISHOP EQUITIES, INC. - A Development Stage Enterprise

         Management has established a limited policy for handling potential conflicts of interest which may arise. The Company intends not to conduct any business transaction with an entity in which its officers, directors, major shareholders, or their affiliates or associates, have an ownership interest. Further, the Company intends not to join in any type of business combination with any of the other corporations in which its officers and directors are involved in the same or similar capacities.

         The public offerings of all of the blank check ventures in which the Company's president has been involved were also underwritten by the Company's underwriter, Westminster Securities Corp. The Company's independent auditor, Jody M. Weber, CPA, served as the independent auditor for each.

         Business Combination candidates are expected to become available primarily through the personal contacts of the Company's officers and directors, and the Company has not present intention to engage professional firms specializing in business acquisitions or reorganizations, nor to retain, hire or utilize any consultants. No finders fees will be paid to any party in connection with a Business Combination. No prediction can be made as to the costs of identifying a suitable candidate for a Business Combination, or of consummating such a transaction.


NOTE 6:  Risk Factors

         The Company was recently organized, has no history of operations or revenues and is in its earliest stages of development.

         The Company presently has limited working capital and its ability to begin its proposed activities, i.e., the investigation of Business Combination candidates, and operate as a going concern, is contingent upon locating a merger or acquisition candidate deemed suitable and consummating such transaction. The Company's capital has been deemed sufficient to commence only very limited operations.


NOTE 7:  "Blue Sky Laws"

         The Company's securities may not be traded in states or jurisdictions which prohibit the trading of the securities of "blank check" companies, unless a waiver or exemption is available, or unless registration is permitted and accomplished. Upon the Company's completion of a Business Combination, its securities may become eligible for sale in additional states.




                               PAGE 11 OF 15 PAGES

PART III

Item 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                  The Company has two directors, who are also its officers and sole promoters. Each has served in the positions shown since the Company's inception, and is expected to continue to serve until the earlier of: (a) the consummation of a Business Combination; or (b) after the next annual meeting of shareholders and until her successor has been elected and has qualified.

                  DEBORAH A. SALERNO, age 43, the Company's president and a director, owns and operates DAS Consulting, Inc., a financial consulting company in New York City. Ms. Salerno serves as an officer and director of Strategic Acquisitions, Inc., a blank check company which has not yet consummated a Business Combination.

                           Ms. Salerno was an officer and director of the
following public companies, all blank check entities which have completed corporate acquisitions (the name in parentheses indicates the post-acquisition name): Amsterdam Capital Corporation (Care Concepts, Inc.); West End Ventures, Inc. (Future Medical Technologies, Inc.); Sharon Capital Corporation, (Process Engineers, Inc.); Fulton Ventures, Inc. (Triad Warranty Corporation); Elmwood Capital Corporation (Environmental Solutions, Inc.); Carnegie Capital Corporation (National Building Supply); South End Ventures, Inc. (Shore Group, Inc.); and Hard Funding, Inc., which acquired Marinex Multimedia Corp. (later changed to Texas Equipment Corp.).

                           Ms. Salerno was registered with the National
Association of Securities Dealers, Inc. from 1980 until 1988, including a registration as a principal of a broker-dealer. During those years she held various positions with the following firms: Greentree Securities; Yves Hentic & Company, Inc.; Bodkin Securities; Wellshire Securities, Inc.; Magna Securities, Inc.; Ivan F. Boesky; Jonathan Alan and Co., Inc.; and Alison, Baer Securities, Inc. in Boca Raton, Florida.


                  MAUREEN ABATO, age 38, has served as the Company's counsel, secretary-treasurer and a director since its inception. Ms. Abato graduated from New York University (1980) and Brooklyn Law School (1984) and has been in private legal practice in New York City since March 1985. She was an owner of Metropolitan Stock Transfer Company from 1985 until 1989, and during 1988 and 1989 she was a director of, and general counsel to, Medizone International, Inc., a public company engaged in research and development of medical applications of ozone. Ms. Abato formerly served as an officer and director of Avalon Enterprises, Inc., a blank check company which completed a public offering in March 1991 and later acquired Southern Corrections Systems, Inc. (renamed Avalon Community Services, Inc.).



                               PAGE 12 OF 15 PAGES

                           Ms. Abato was until recently an officer and director
of Coronado Communications Corp. (formerly Coronado Capital Corp.) which completed a Rule 504 offering in April, 1997. She is the secretary-treasurer and a director of Davenport Ventures, Inc., a company which intends to develop a business plan and secure financing through a public offering.

Item 10.          EXECUTIVE COMPENSATION.

                  (a) During the year ended March 31, 1997, no compensation was paid to any officer for service in such capacity.

                  (b) The Company has no employment agreement with either of its officers, both of whom are expected to continue to devote only a minimal portion of their time to the Company's affairs, until a Business Combination has been consummated, whereupon they are expected to resign in favor of the management of the private company acquired or merged with.

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  Shown in the following table are those individuals known to the Company to be the beneficial owners of more than five percent of any class of its voting securities, consisting of shares of common stock, par value $.001 per share. Also shown are the number of shares beneficially owned by the Company's directors, and by the officers and directors as a group.

Number of             Name and address                       Percentage of
shares owned          of beneficial owner                    outstanding shares
------------          -------------------                    owned
                                                             -----
 425,000              Deborah A. Salerno
                      355 South End Avenue #22B
                      New York, NY  10280                         83%

  75,000              Maureen Abato
                      330 East 39th Street #36C
                      New York, NY  10016                         15%

 500,000              Officers and directors
                      as a group  (two persons)                   98%

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  During the fiscal year ended March 31, 1997, the Company was not a party to any transaction with its directors, officers, principal securityholders or the affiliates of any of them, involving an amount exceeding $60,000. The only transactions consisted of the payment of legal fees and repayment of disbursements.

                  Bills submitted by Ms. Abato for continuing legal services rendered on behalf of the Company will be paid at a discount to Ms. Abato's current hourly rate, or on a project basis. Disbursements made on the Company's behalf will be reimbursed.

                               PAGE 13 OF 15 PAGES

Item 13.          EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

                  (a) Filed herewith are an audited balance sheet and footnotes as of March 31, 1996, and March 31, 1997 and related statements of income and expenses, cash flows, and stockholders' equity.

                           The following documents, previously filed with the
Company's registration statement on Form SB-2, are incorporated by reference:

                           Certificate of Incorporation and By-Laws

                  (b) Reports on Form 8-K - None




                               PAGE 14 OF 15 PAGES

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             BISHOP EQUITIES, INC.



                                          By:/s/Maureen Abato
                                             -----------------
                                             Maureen Abato
                                             Secretary-Treasurer

Dated:  September 15, 1997



         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                          By:/s/Deborah A. Salerno
                                             ----------------------
                                             Deborah A. Salerno
                                             President and Director

Dated:  September 15, 1997


                                          By:/s/Maureen Abato
                                             ----------------------
                                             Maureen Abato, Secretary-
                                             Treasurer and Director

Dated:  September 15, 1997



SUPPLEMENTAL INFORMATION: A proxy statement is not being furnished at this time, nor has Registrant furnished its shareholders with annual reports. Copies of an annual report for the year ended March 31, 1997, if distributed subsequent to the filing date hereof, will be furnished to the Commission when available.




                              PAGE 15 OF 15 PAGES