Form 10QSB
period 1996-06-30
BISHOP EQUITIES INC
filed 1998-08-25
CIK 882291

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                       Commission File Number: 33-44567-NY


       -----------------------------------------------------------------

                              BISHOP EQUITIES, INC.
          (Exact name of Registrant as stated in its corporate charter)

       -----------------------------------------------------------------


        Nevada                               13-3632859
(State of incorporation)            (I.R.S. Employer I.D. Number)


                         355 South End Avenue, Suite 22B
                               New York, NY 10280

                   (Address of Registrant's principal office)

                                 (212) 912-0930
                         (Registrant's telephone number)


       -----------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days:

               YES_X__                NO____



As of June 30, 1996, 511,500 shares of the Registrant's common stock, par value $.001, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE


                                                          June 30, 1996
                                         March 31, 1996    (unaudited)
                                         --------------   -------------
           ASSETS

CURRENT ASSETS:
         Cash                               $  4,703        $  3,356

NONCURRENT ASSETS:
         Deferred Offering Costs                   0

OTHER ASSETS:
         Organization costs                      360             330
                                            --------        --------

                                            $  5,063        $  3,686
                                            ========        ========


   LIABILITIES AND
   STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
         Accrued expenses payable                750              --
     Due to/from shareholder                     405
                                            --------

                                               1,155              --
STOCKHOLDERS' EQUITY
         Common stock - authorized
         25,000,000 shares, par value
         $.001 per share issued
         and outstanding
         511,500 shares                          511             511

         Paid in Capital                      37,011          37,011

         Retained deficit
         (during development
      stage)                                 (33,614)        (33,838)
                                            --------        --------

                                            $  5,063        $  3,686
                                            ========        ========


                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE


                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended          Six Months Ended
                                          June 30,                    June 30,
                                     1995         1996           1995        1996
                                   -------       -------       -------       -------
REVENUES

COSTS AND EXPENSES:

     Amortization                       --            30            60            60
     Prof. Fee                         150            --         5,950           900
         Office                         --            35           810           235
     Filing fees,
           disbursements                --           159         1,320           331
     Mgmt. Expenses                     --            --         5,256            --
                                   -------       -------       -------       -------

NET OPERATING LOSS FROM
         DEVELOPMENT STAGE
         ACTIVITIES                    150           224        13,396         1,526

ACCUMULATED DEFICIT FROM
         DEVELOPMENT STAGE -
         Beginning                  31,706        33,614        18,460        32,312
                                   -------       -------       -------       -------


ACCUMULATED DEFICIT FROM
         DEVELOPMENT STAGE -
     End                            31,856        33,838        31,856       333,838
                                   =======       =======       =======       =======


                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

                                 June 30, 1996

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                    Common       Paid-in          Accumulated
Date                                Stock        Capital          Deficit
----                                -----        -------          -------

April 17, 1991
(incorporation)                   $      0        $      0


Common Stock authorized
25,000,000 shares par
value $.001: issued and
outstanding 500,000
shares at December 10, 1991            500           2,500


11,500 shares sold in
public offering, March 1993
(net of underwriting costs)             11          60,031

Public Offering Costs                              (25,520)

Retained Deficit during
development stage as of
March 31, 1993                                                       (286)

Retained Deficit during
development stage as of
March 31, 1994                                                    (17,241)

Retained Deficit during
development stage as of
March 31, 1995                                                    (14,179)

Retained Deficit during
development stage as of
March 31, 1996                                                     (1,908)

Retained Deficit during
development stage as of
June 30, 1996                                                        (224)

June 30, 1996                     $    511        $ 37,011       $ 33,838
                                  ========        ========       ========

                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE


                       STATEMENT OF CASH FLOWS (Unaudited)

                                           Six Months Ended
                                               June 30,
                                       1995                 1996
                                       -------------------------
CASH FLOWS FROM
OPERATING ACTIVITIES                    $(13,396)           (549)

     Net Income (Loss)
     Adjustments to reconcile Net
       Income to Cash Flows From
       Operating Activities

     Increases (Decreases) in:
       Organization Costs                    120              60
       Accrued Expenses                      150           1,344
       Due to/from Shareholder                --              --
                                         -------        --------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                     (13,126)         (1,438)

CASH FLOW FROM FINANCING
ACTIVITIES                                    --          (2,293)

NET CASH GAINED BY
INVESTING ACTIVITIES

  Net Increase (Decrease) in cash        (13,126)         (1,438)


CASH - BEGINNING                          18,460           4,794
                                        --------        --------

CASH - END                              $  5,334        $  3,356
                                        ========        ========



                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

            NOTES TO FINANCIAL STATEMENTS (unaudited) - June 30, 1996

NOTE 1:  Summary of Significant Accounting Policies

         Bishop Equities, Inc. (the "Company") was organized in Nevada on April 17, 1991, and is a blank check company with no defined business plan other than intention to acquire an existing private company through an exchange of securities (the "Business Combination"). Selection of the Business Combination candidate will be at the complete discretion of Management, and upon consummation, control and management of the Company may pass to other individuals who are presently unknown and unidentifiable. The Company's success will depend upon Management's ability to locate a suitable candidate for Business Combination, and to consummate the transaction, and on the eventual profitability of the resulting entity.

         The Company's year end is March 31.

         Organization costs will be amortized over a 60-month period.

         During the period covered by the Report, the Company's activities were limited to investigating potential candidates for merger or acquisition.


NOTE 2:  Capitalization

         The Offering commenced March 8, 1993 and concluded on March 19, 1993. The Company sold to the public, through its underwriter, Westminster Securities Corp. (the "Underwriter"), on a firm-commitment basis, a total of 11,500 shares of common stock, par value $.001 per share (the "Shares"), at $6.00 per Share, including the exercise of the Underwriter's overallotment option.

         The Company received net proceeds of $60,042 after deduction of $8,970 in underwriting commissions and discounts. Additional offering expenses totalled $25,531, of which $20,607 was paid as of March 31, 1993 and the remainder was paid subsequently.

         Officers and directors are reimbursed for out-of-pocket expenses incurred in the investigation of Business Combination candidates on the Company's behalf including travel expenses.

         The Underwriter purchased 1,000 nonredeemable Underwriter Warrants for $.0125 each. Each may be exercised by the registered

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

            Notes to financial statements - June 30, 1996 -continued

         holder to purchase one share for $7.20 during a four-year exercise period commencing March 8, 1994. The exercise price and number of Shares purchasable are subject to anti-dilution adjustment upon occurrence of certain events.

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


NOTE 3:  Employees; Related Party Transactions

         The Company's officers are its only employees. No salaries were paid to officers during the period. The secretary-treasurer, Maureen Abato, is also the Company's attorney, and has been paid fees for certain legal services rendered. The officers and directors have limited experience in evaluating businesses and devote only minimal time to the Company's affairs.

NOTE 4:  Lease Commitment

         Registrant maintains a rent-free mailing address in its president's office, 355 South End Ave., #22B, New York NY 10280.

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

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

            Notes to financial statements - June 30, 1996 -continued

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

         The Company has no working capital and its ability to conduct its proposed activities, i.e., the investigation of Business Combination candidates, and operate as a going concern, is contingent upon locating an acquisition candidate and consummating such transaction. The Company's capital has been deemed sufficient to commence only very limited operations.

NOTE 7:  "Blue Sky Laws"

         Many states have imposed restrictions on the tradeability of securities of "blank check" companies. Upon completion of a Business Combination, its securities may become eligible for sale in additional states.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None.

Item 2.  Changes in Securities - None.

Item 3.  Not Applicable

Item 4.  No matters were submitted to a vote of the Company's holders during the period.

Item 5.  Other Information - None

Item 6.  (a) Exhibits - None required

         (b) None



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 27, 1998              BISHOP EQUITIES, INC.


                                  By: s\Maureen Abato
                                      ------------------------------
                                        Maureen Abato
                                        Secretary-Treasurer