Form 10QSB
period 1996-12-31
BISHOP EQUITIES INC
filed 1998-08-25
CIK 882291

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996


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

               YES_X__                NO____



As of December 31, 1996, 511,500 shares of the Registrant's common stock, par value $.001, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE



                                                                   December 31, 1996
                                                  March 31, 1996      (unaudited)
                                                  --------------   ------------------

           ASSETS

CURRENT ASSETS:
         Cash                                         $  4,703        $  2,784

NONCURRENT ASSETS:
         Deferred Offering Costs                             0

OTHER ASSETS:
         Organization costs                                360             270
                                                      --------        --------

                                                      $  5,063        $  3,054
                                                      ========        ========
   LIABILITIES AND
   STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
         Accrued expenses payable                          750            --
     Due to/from shareholder                               405            --
                                                      --------        --------
                                                         1,155            --
STOCKHOLDERS' EQUITY
         Common stock - authorized
         25,000,000 shares, par value
         $.001 per share issued and outstanding
         511,500 shares                                    511             511

         Paid in Capital                                37,011          37,011

         Retained deficit
         (during development
         stage)                                        (33,614)        (34,468)
                                                      --------        --------

                                                      $  5,063        $  3,054
                                                      ========        ========



                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE




                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                   Three Months Ended       Six Months Ended
                                      December 31,             December 31,
                                    1995         1996        1995        1996
                                   ---------------------------------------------
REVENUES

COSTS AND EXPENSES:

     Amortization                      30           30           60           60
     Prof. Fee                       --           --           --           --
         Office                       362          204          362          372
     Filing fees,                    --
           disbursements              154           35          154          199
     Mgmt. Expenses                  --           --           --           --
                                   ------       ------       ------       ------

NET OPERATING LOSS FROM
         DEVELOPMENT STAGE
         ACTIVITIES                   546          269          576          631

ACCUMULATED DEFICIT FROM
         DEVELOPMENT STAGE -
         Beginning                 31,736       34,199       31,706       33,837
                                   ------       ------       ------       ------


ACCUMULATED DEFICIT FROM
         DEVELOPMENT STAGE -
         End                       32,282       34,468       32,282       34,468
                                   ======       ======       ======       ======





                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

                              December 31, 1996

                        STATEMENT OF STOCKHOLDERS' EQUITY

                               Common       Paid-in          Accumulated
Date                           Stock        Capital          Deficit
----                           -----        -------          -----------
April 17, 1991
(incorporation)               $     0       $     0


Common Stock authorized
25,000,000 shares par
value $.001: issued and
outstanding 500,000
shares at December 10, 1991      500          2,500


11,500 shares sold in
public offering, March 1993
(net of underwriting costs)       11         60,031

Public Offering Costs                       (25,520)

Retained Deficit during
development stage as of
March 31, 1993                                                   (286)

Retained Deficit during
development stage as of
March 31, 1994                                                 (17,241)

Retained Deficit during
development stage as of
March 31, 1995                                                 (14,179)

Retained Deficit during
development stage as of
March 31, 1996                                                 ( 1,908)

Retained Deficit during
development stage as of
December 31, 1996                                              (   854)

December 31, 1996              $  511      $  37,011          $ 34,468
                               ======      =========          ========


                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE


                       STATEMENT OF CASH FLOWS (Unaudited)


                                           Six Months Ended
                                             December 31,
                                       1995                 1996
                                       -------------------------
CASH FLOWS FROM
OPERATING ACTIVITIES                    $  (576)          (631)


     Net Income (Loss)
     Adjustments to reconcile Net
       Income to Cash Flows From
       Operating Activities

     Increases (Decreases) in:
       Organization Costs                    60             60
       Accrued Expenses                  (1,571)          --
                                        -------        -------


NET CASH PROVIDED BY                     (2,087)          (571)
OPERATING ACTIVITIES

CASH FLOW FROM FINANCING
ACTIVITIES                                 --             --

NET CASH GAINED BY
INVESTING ACTIVITIES                       --             --

  Net Increase (Decrease) in cash        (2,087)          (571)


CASH - BEGINNING                          7,040          3,355
                                        -------        -------

CASH - END                              $ 4,953        $ 2,784
                                        =======        =======


                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

          NOTES TO FINANCIAL STATEMENTS (unaudited) - December 31, 1996

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

         The Underwriter purchased 1,000 nonredeemable Underwriter Warrants for $.0125 each. Each may be exercised by the registered

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

         Notes to financial statements - December 31, 1996 -continued

         holder to purchase one share for $7.20 during a four-year exercise period commencing March 8, 1994. The exercise price and number of Shares purchasable are subject to anti-dilution adjustment upon occurrence of certain events.

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

          Notes to financial statements - December 31, 1996 -continued

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

Date:  July 27, 1998              BISHOP EQUITIES, INC.


                                  By: /s/ Maureen Abato
                                  Maureen Abato
                                  Secretary-Treasurer