Form 10QSB
period 1997-06-30
BISHOP EQUITIES INC
filed 1998-08-25
CIK 882291

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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

               YES_X__                NO____



As of June 30, 1997, 511,500 shares of the Registrant's common stock, par value $.001, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

                                                            June 30, 1997
                                         March 31, 1997      (unaudited)
                                         --------------     -------------
           ASSETS

CURRENT ASSETS:
         Cash                               $  2,484        $  2,238

NONCURRENT ASSETS:
         Deferred Offering Costs                   0

OTHER ASSETS:
         Organization costs                      240             210
                                            --------        --------

                                            $  2,724        $  2,448
                                            ========        ========


   LIABILITIES AND
   STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
         Accrued expenses payable                350             350

STOCKHOLDERS' EQUITY
         Common stock - authorized
         25,000,000 shares, par value
         $.001 per share issued
         and outstanding
         511,500 shares                          511             511

         Paid in Capital                      37,011          37,011

         Retained deficit
         (during development
         stage)                              (35,148)        (35,425)
                                            --------        --------

                                            $  2,724        $  2,448
                                            ========        ========


                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE


                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                      1996         1997           1996        1997
                                     --------------------------------------------
REVENUES

COSTS AND EXPENSES:

     Amortization                      30           30           60           60
     Prof. Fee                         --           --           --          350
         Office                        35           42           35          189
     Filing fees,                      --                        --
           disbursements              159          205          159          358
     Mgmt. Expenses                    --           --           --           --
                                   ------       ------       ------       ------

NET OPERATING LOSS FROM
         DEVELOPMENT STAGE
         ACTIVITIES                   224          277          254          957

ACCUMULATED DEFICIT FROM
         DEVELOPMENT STAGE -
         Beginning                 33,614       35,148       33,614       34,468
                                   ------       ------       ------       ------


ACCUMULATED DEFICIT FROM
         DEVELOPMENT STAGE -
         End                       33,838       35,425       33,868       35,425
                                   ======       ======       ======       ======



                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                                  June 30, 1997
                        STATEMENT OF STOCKHOLDERS' EQUITY


                               Common       Paid-in          Accumulated
Date                           Stock        Capital          Deficit
                               ------       -------          -----------
April 17, 1991
(incorporation)                $    0      $      0

Common Stock authorized
25,000,000 shares par
value $.001: issued and
outstanding 500,000
shares at December 10, 1991      500          2,500

11,500 shares sold in
public offering, March 1993
(net of underwriting costs)       11         60,031

Public Offering Costs                       (25,520)

Retained Deficit during
development stage as of
March 31, 1993                                                   (286)

Retained Deficit during
development stage as of
March 31, 1994                                                 (17,241)

Retained Deficit during
development stage as of
March 31, 1995                                                 (14,179)

Retained Deficit during
development stage as of
March 31, 1996                                                 ( 1,908)

Retained Deficit during
development stage as of
March 31, 1997                                                 ( 1,534)

Retained Deficit during
development stage as of
June 30, 1997                                                  (   277)

June 30, 1997                  $  511      $  37,011          $ 34,468
                               ======      =========          ========

                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE


                       STATEMENT OF CASH FLOWS (Unaudited)

                                          Three Months Ended
                                               June 30,
                                          1996           1997
                                        -------        -------

CASH FLOWS FROM
OPERATING ACTIVITIES                    $(2,231)          (277)


     Net Income (Loss)
     Adjustments to reconcile Net
       Income to Cash Flows From
       Operating Activities

     Increases (Decreases) in:
       Organization Costs                    30             60
       Accrued Expenses                    (750)            --
       Due to/from Shareholder             (405)            --
                                        -------        -------

NET CASH PROVIDED BY                     (1,348)          (247)
OPERATING ACTIVITIES

CASH FLOW FROM FINANCING
ACTIVITIES                                   --             --

NET CASH GAINED BY
INVESTING ACTIVITIES                         --             --

  Net Increase (Decrease) in cash        (1,348)          (247)


CASH - BEGINNING                          4,703          2,484
                                        -------        -------

CASH - END                              $ 3,355        $ 2,237
                                        =======        =======



                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

            NOTES TO FINANCIAL STATEMENTS (unaudited) - June 30, 1997

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


NOTE 2:  Capitalization

         The Offering commenced March 8, 1993 and concluded on March 19, 1993. The Company sold to the public, through its underwriter, Westminster Securities Corp. (the "Underwriter"), on a firm- commitment basis, a total of 11,500 shares of common stock, par value $.001 per share (the "Shares"), at $6.00 per Share, including the exercise of the Underwriter's overallotment option.

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

         The Underwriter purchased 1,000 nonredeemable Underwriter Warrants for $.0125 each. Each may be exercised by the registered

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

            Notes to financial statements - June 30, 1997 - continued

         holder to purchase one share for $7.20 during a four-year exercise period commencing March 8, 1994. The exercise price and number of Shares purchasable are subject to anti-dilution adjustment upon occurrence of certain events.

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

           Notes to financial statements - June 30, 1997 - continued

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

Date:  July 27, 1998              BISHOP EQUITIES, INC.


                                  By: s\Maureen Abato
                                      --------------------------------
                                        Maureen Abato
                                        Secretary-Treasurer