Form 10QSB
period 1997-09-30
BISHOP EQUITIES INC
filed 1998-08-25
CIK 882291

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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


As of September 30, 1997, 511,500 shares of the Registrant's common stock, par value $.001, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE



                                                                       September 30, 1997
                                                   March 31, 1997          (unaudited)
                                                   --------------      ------------------
                                     ASSETS

CURRENT ASSETS:
      Cash                                            $  2,484              $  2,155

NONCURRENT ASSETS:
      Deferred Offering Costs                                0

OTHER ASSETS:
      Organization costs                                   240                   180
                                                      --------              --------

                                                      $  2,724              $  2,335
                                                      ========              ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
      Accrued expenses payable                             350                   350

STOCKHOLDERS' EQUITY
      Common stock - authorized
      25,000,000 shares,
      par value $.001 per share
      issued and outstanding
      511,500 shares                                       511                   511

      Paid in Capital                                   37,011                37,011

      Retained deficit
      (during development
      stage)                                           (35,148)              (35,537)
                                                      --------              --------

                                                      $  2,724              $  2,335
                                                      ========              ========


                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE


                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                  Three Months Ended           Six Months Ended
                                    September 30,               September 30,
                                  1996          1997          1996          1997
                                 ------        ------        ------        ------
REVENUES

COSTS AND EXPENSES:

     Amortization                    30            30            60            60
     Prof. Fee                     --            --            --            --
      Office                        164            82           199           124
     Filing fees,
        disbursements               168          --             326           205
     Mgmt. Expenses                --            --            --            --
                                 ------        ------        ------        ------

NET OPERATING LOSS FROM
      DEVELOPMENT STAGE
      ACTIVITIES                    362           112           585           389

ACCUMULATED DEFICIT FROM
      DEVELOPMENT STAGE -
      Beginning                  33,837        35,425        33,614        35,148
                                 ------        ------        ------        ------


ACCUMULATED DEFICIT FROM
      DEVELOPMENT STAGE -
     End                         34,199        35,537        34,199        35,537
                                 ======        ======        ======        ======


                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                               September 30, 1997

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                         Common          Paid-in       Accumulated
Date                                     Stock           Capital         Deficit
                                       --------         --------       -----------
April 17, 1991
(incorporation)                        $      0         $      0

Common Stock authorized
25,000,000 shares par
value $.001: issued and
outstanding 500,000
shares at December 10, 1991                 500            2,500

11,500 shares sold in
public offering, March 1993
(net of underwriting costs)                  11           60,031

Public Offering Costs                                    (25,520)

Retained Deficit during
development stage as of
March 31, 1993                                                              (286)

Retained Deficit during
development stage as of
March 31, 1994                                                           (17,241)

Retained Deficit during
development stage as of
March 31, 1995                                                           (14,179)

Retained Deficit during
development stage as of
March 31, 1996                                                            (1,908)

Retained Deficit during
development stage as of
March 31, 1997                                                            (1,534)

Retained Deficit during
development stage as of
September 30, 1997                                                          (389)

September 30, 1997                     $    511         $ 37,011        $ 35,537
                                       ========         ========        ========


                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE


                       STATEMENT OF CASH FLOWS (Unaudited)


                                                          Six Months Ended
                                                            September 30,
                                                       1996               1997
                                                     -------            -------
CASH FLOWS FROM
OPERATING ACTIVITIES                                 $  (585)              (389)


     Net Income (Loss)
     Adjustments to reconcile Net
       Income to Cash Flows From
       Operating Activities

     Increases (Decreases) in:
       Organization Costs                                 60                600
       Accrued Expenses                                 (750)              --
       Due to/from Shareholder                          (405)              --
                                                     -------            -------

NET CASH PROVIDED BY                                  (1,680)              (329)
OPERATING ACTIVITIES

CASH FLOW FROM FINANCING
ACTIVITIES                                              --                 --

NET CASH GAINED BY
INVESTING ACTIVITIES                                    --                 --

  Net Increase (Decrease) in cash                     (1,680)              (329)


CASH - BEGINNING                                       4,703              2,484
                                                     -------            -------

CASH - END                                           $ 3,023            $ 2,155
                                                     =======            =======


                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

         NOTES TO FINANCIAL STATEMENTS (unaudited) - September 30, 1997

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

        The Underwriter purchased 1,000 nonredeemable Underwriter Warrants for $.0125 each. Each may be exercised by the registered

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

          Notes to financial statements -September 30, 1997- continued

        holder to purchase one share for $7.20 during a four-year exercise period commencing March 8, 1994. The exercise price and number of Shares purchasable are subject to anti-dilution adjustment upon occurrence of certain events.

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

          Notes to financial statements - September 30, 1997- continued

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