Form 10QSB
period 1997-12-31
BISHOP EQUITIES INC
filed 1998-08-25
CIK 882291

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997


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

               YES_X__                NO____



As of December 31, 1997, 511,500 shares of the Registrant's common stock, par value $.001, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE



                                                                  December 31, 1997
                                                 March 31, 1997      (unaudited)
                                                 ----------------------------------
           ASSETS

CURRENT ASSETS:
         Cash                                          $  2,484        $  1,888

NONCURRENT ASSETS:
         Deferred Offering Costs                              0

OTHER ASSETS:
         Organization costs                                 240             150
                                                       --------        --------

                                                       $  2,724        $  2,038
                                                       ========        ========


   LIABILITIES AND
   STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
         Accrued expenses payable                           350             350

STOCKHOLDERS' EQUITY
         Common stock - authorized 25,000,000
         shares, par value $.001 per share issued
         and outstanding 511,500 shares                     511             511

         Paid in Capital                                 37,011          37,011

         Retained deficit
         (during development stage)                     (35,148)        (35,834)
                                                       --------        --------

                                                       $  2,724        $  2,038
                                                       ========        ========



                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE




                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                    Three Months Ended         Nine Months Ended
                                       December 31,              December 31,
                                    1996         1997           1996        1997
                                    --------------------------------------------
REVENUES

COSTS AND EXPENSES:

     Amortization                      30           30           90           90
     Prof. Fee                       --           --           --           --
         Office                        35           62          234          186
     Filing fees,
           disbursements              204          205          530          410
     Mgmt. Expenses                  --           --           --           --
                                   ------       ------       ------       ------

NET OPERATING LOSS FROM
         DEVELOPMENT STAGE
         ACTIVITIES                   269          297          854          686

ACCUMULATED DEFICIT FROM
         DEVELOPMENT STAGE -
         Beginning                 34,199       35,537       33,614       35,148
                                   ------       ------       ------       ------


ACCUMULATED DEFICIT FROM
         DEVELOPMENT STAGE -
         End                       34,468       35,834       34,468       35,834
                                   ======       ======       ======       ======



                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                                December 31, 1997

                       STATEMENT OF STOCKHOLDERS' EQUITY
                               Common       Paid-in          Accumulated
Date                           Stock        Capital          Deficit
April 17, 1991
(incorporation)                    $     0       $     0

Common Stock authorized
25,000,000 shares par
value $.001: issued and
outstanding 500,000
shares at December 10, 1991            500         2,500

11,500 shares sold in
public offering, March 1993
(net of underwriting costs)             11        60,031

Public Offering Costs                            (25,520)

Retained Deficit during
development stage as of
March 31, 1993                                                   (286)

Retained Deficit during
development stage as of
March 31, 1994                                                 (17,241)

Retained Deficit during
development stage as of
March 31, 1995                                                 (14,179)

Retained Deficit during
development stage as of
March 31, 1996                                                 ( 1,908)

Retained Deficit during
development stage as of
March 31, 1997                                                 ( 1,534)

Retained Deficit during
development stage as of
December 31, 1997                                              (   686)

December 31, 1997                  $  511      $  37,011      $ 35,834
                                   ======      =========      ========

                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE


                       STATEMENT OF CASH FLOWS (Unaudited)


                                          Nine Months Ended
                                             December 31,
                                       1996                 1997
                                       -------------------------


CASH FLOWS FROM
OPERATING ACTIVITIES                  $   (854)             (686)


     Net Income (Loss)
     Adjustments to reconcile Net
       Income to Cash Flows From
       Operating Activities

     Increases (Decreases) in:
       Organization Costs                   90                90
       Accrued Expenses                   (750)               --
       Due to/from Shareholder            (405)               --
                                      --------------------------

NET CASH PROVIDED BY                     (1,919)            (596)
OPERATING ACTIVITIES

CASH FLOW FROM FINANCING
ACTIVITIES                                 --                 --

NET CASH GAINED BY
INVESTING ACTIVITIES                       --                 --

  Net Increase (Decrease) in cash        (1,919)           (596)


CASH - BEGINNING                          4,703             2,484
                                        --------          -------

CASH - END                            $   2,784          $  1,888
                                      ==========         ========





                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

          NOTES TO FINANCIAL STATEMENTS (unaudited) - December 31, 1997

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

         The Underwriter purchased 1,000 nonredeemable Underwriter Warrants for $.0125 each. Each may be exercised by the registered

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

          Notes to financial statements - December 31, 1997 - continued

         holder to purchase one share for $7.20 during a four-year exercise period commencing March 8, 1994. The exercise price and number of Shares purchasable are subject to anti-dilution adjustment upon occurrence of certain events.

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

         Notes to financial statements - December 31, 1997- continued

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

Date:  July 27, 1998              BISHOP EQUITIES, INC.


                                  By: s\Maureen Abato
                                  Maureen Abato
                                  Secretary-Treasurer