Form 10KSB40
period 1998-03-31
BISHOP EQUITIES INC
filed 1998-08-25
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                      Commission File Number: 33-44567-NY

                             BISHOP EQUITIES, INC.
------------------------------------------------------------------------------
           (Exact name of Issuer as stated in its corporate charter)

          Nevada                                       13-3632859
------------------------------------------------------------------------------
  (State of incorporation)                     (IRS Taxpayer I.D. Number)

              355 South End Avenue, Suite 22B, New York, NY 10280
------------------------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number:         (212) 912-0930
                           ---------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                            ------------------

Securities registered pursuant to Section 12(g) of the Act:

Title of each class                               Name of Exchange
-------------------                               ----------------

Shares of common stock, par value $.001                None
---------------------------------------                ----

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days: Yes      No  X
                                                  ----    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. [ X ]
                         -----

State issuer's revenues for its most recent fiscal year:  $0
                                                         -----

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $69,000 as of June 30, 1998. (NOTE: Since no trading activity has occurred in the common stock, the market value was computed as the price at which the stock was sold.)

As of July 3, 1998, 511,500 shares of Registrant's common stock, par value $.001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None
                                     -----

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

          "BLANK CHECK" ACTIVITIES

          As a "blank check" company with no defined business plan, the Company's business activities through 1993 consisted of preparing for and conducting the Offering. Since then the Company has entered into consecutive letters of intent to acquire corporations but in each case, the Company terminated the letter of intent prior to consummation of a transaction, based upon information acquired during the due diligence review process. Management continues to investigate candidates for merger or acquisition; however, expenses for travel costs and legal and other fees have substantially reduced the Company's limited resources.

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

          (b) On July 3, 1998, the Company had approximately 15 holders of its common stock, including two restricted shareholders.

          (c) No dividends were declared and none are anticipated in the foreseeable future.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          The Company's activities during the fiscal year covered by this Report were limited to the investigation of acquisition candidates and review of due diligence materials. No transaction was consummated and the Company has commenced no operations, earned no revenues, and has continued to review candidates for acquisition or merger. The Company's resources were sufficient to meet its limited corporate expenses during the year covered by this Report, and as of March 31, 1998, the Company had $634 in cash remaining. Current invoices from the Company's auditor and attorney had not been presented as of July 3, 1998.

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

Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Report of Certified Public Accountant.................4
          Balance Sheet.........................................5
          Statement of Income and Expenses......................6
          Statement of Cash Flows...............................7
          Statement of Stockholders' Equity.....................8
          Footnotes to Financial Statements.....................9-11

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

          None.

                               PAGE 3 OF 15 PAGES

                                 JODY M. WEBER
                          CERTIFIED PUBLIC ACCOUNTANT
                                7 DIPIERRO DRIVE
                                MONROE, NJ 08831
                                 (908)-656-0962

To the Board of Directors
Bishop Equities, Inc.

     I have audited the accompanying Balance Sheets of Bishop Equities, Inc. as of March 31, 1998 and March 31, 1997, and the related statements of income and expenses, cash flows and stockholder's equity for the years ending March 31, 1998 and March 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bishop Equities, Inc. as of March 31, 1998 and March 31, 1997 and the related statements of income and expenses, cash flows and stockholder's equity for years ending March 31, 1998 and March 31, 1997 in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Jody M. Weber

Jody M. Weber
Monroe, New Jersey
July 2, 1998

                             BISHOP EQUITIES, INC.

                                 BALANCE SHEET
                                 -------------
                                  A S S E T S
                                  -----------

                           March 31, 1997    March 31, 1998

CURRENT ASSETS:
Cash                       $2,484            $634

NONCURRENT ASSETS:
Def Off Costs                   -               -

OTHER ASSETS:
Organ Costs-net               240             120

                           $2,724            $754
                           ======            ====


                                LIABILITIES AND
                                ---------------
                              STOCKHOLDERS' EQUITY
                              --------------------

CURRENT LIABILITIES:
Acc Exp Pay                $   350            $ 1,979

STOCKHOLDERS' EQUITY:
Common stock-authorized
25,000,000 shares
Par value-$.001 Issued and
Outstanding 500,000            511                511
and 509,775 shares
respectively

Paid in Capital             37,011             37,011

RETAINED EARNINGS
(DEFICIT) - (during
dev stage)                 (35,148)           (38,747)
                                              -------
                           $ 2,724           $    754
                           =======            =======


                       See notes to financial statements.

                             BISHOP EQUITIES, INC.
                        STATEMENT OF INCOME AND EXPENSES



                                        April 1, 1996            April 1, 1997
                                             to                       to
                                       March 31, 1997           March 31, 1998
                                       --------------           --------------


EXPENSES:

     Professional Fees                         350                      1,800
     Office Expense                            393                        812
     Fees                                      671                        867
     Organization Expense                      120                        120
                                               ---                      -----
                                             1,534                      3,599

NET OPERATING LOSS                           1,534                      3,599

ACCUM DEFICIT -BEG                          33,614                     35,148

ACCUM DEFICIT -END                         $35,148                    $38,747
                                           =======                    =======



                       See notes to financial statements.

                             BISHOP EQUITIES, INC
                            STATEMENT OF CASH FLOWS

                                                       April 1, 1996       April 1, 1997
                                                            to                  to
                                                       March 31, 1997      March 31, 1998
                                                       --------------      --------------

CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                                             $(1,534)             (3,599)
Adjustments to Reconcile Net Income to Cash Flows
  From Operating Activities

Increases (Decreases) in:
  Organization Cost                                        120                 120
  Accrued Expenses                                        (400)              1,629
                                                       --------            -------
NET CASH PROVIDED BY OPERATING ACTIVITIES               (2,219)             (1,850)

CASH FLOW FROM FINANCING ACTIVITIES

CASH FLOW FROM INVESTING ACTIVITIES

Issuance of Common Stock                                    --                  --
                                                       --------            -------

NET CASH GAINED BY FINANCING ACTIVITIES                     --                  --
                                                       --------            -------

NET INCREASE (DECREASE) IN CASH                         (2,219)             (1,850)

CASH - BEGINNING                                         4,703               2,484

CASH - END                                             $ 2,484             $   634
                                                       =======             =======


                       See notes to financial statements.

                             BISHOP EQUITIES, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                 MARCH 31, 1998

                                  COMMON       PAID IN      ACCUMULATED
DATE                               STOCK       CAPITAL        DEFICIT
Common Stock issued at
incorp. April 17, 1991             $  0       $      0

Common Stock authorized
25,000,000 par $ .001:
issued and outstanding
500,000 shares at
$.001 par value 12/10/91            500          2,500

11,500 shares sold in public
offering, March 1993 (net of
underwriting costs)                  11         60,031

Public Offering Costs                          (25,520)

Retained Deficit during
Development stage as of
March 31, 1993                                                   (286)

Retained Deficit during
development stage as of
March 31, 1994                                                (17,241)

Retained Deficit during
development stage as of
March 31, 1995                                                (14,179)

Retained Deficit during
development stage as of
March 31, 1996                                                 (1,908)

Retained Deficit during
development stage as of
March 31, 1997                                                 (1,534)

Retained Deficit during
development stage as of
March 31, 1998                                                 (3,599)

March 31, 1998                     $511       $ 37,011       $(38,747)
                                   ====       ========       ========

                       See notes to financial statements.

            BISHOP EQUITIES, INC. -- A Development Stage Enterprise

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

        During the fiscal year ended March 31, 1993, the Company's activities were limited to preparation for and consummation of its initial public offering (the "Offering"). During 1994, 1995, 1996, 1997 and 1998,
        activities were limited to investigating and preparing for potential acquisitions.

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

         The amount of paid-in capital was reduced by the amount of Deferred Offering costs, and the costs of the Offering were offset against the proceeds of the Offering.

NOTE 3:  Employees; Related Party Transactions

         The Company's officers are its only employees. During the year ended March 31, 1998, no officer received compensation for serving in such capacity.

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



                              PAGE 10 OF 15 PAGES

             BISHOP EQUITIES, INC. - A Development Stage Enterprise
                   Notes to financial statements - continued

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

NOTE 6:  Risk Factors

         The Company has no history of operations or revenues and is in the early stages of development.

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

          DEBORAH A. SALERNO, age 44, the Company's president and a director, owns and operates DAS Consulting, Inc., a financial consulting company in New York City. Ms. Salerno serves as an officer and director of Strategic Acquisitions, Inc., a blank check company which has not yet consummated a Business Combination.

          Ms. Salerno was an officer and director of the following public companies, all blank check entities which have completed corporate acquisitions (the name in parentheses indicates the post-acquisition name): Amsterdam Capital Corporation (Care Concepts, Inc.); West End Ventures, Inc. (Future Medical Technologies, Inc.); Sharon Capital Corporation, (Process Engineers, Inc.); Fulton Ventures, Inc. (Triad Warranty Corporation); Elmwood Capital Corporation (Environmental Solutions, Inc.); Carnegie Capital Corporation (National Building Supply); South End Ventures, Inc. (Shore Group, Inc.); and Ilard Funding, Inc., which acquired Marinex Multimedia Corp. (later changed to Texas Equipment Corp.).

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

          MAUREEN ABATO, age 39, has served as the Company's counsel, secretary-treasurer and a director since its inception. Ms. Abato graduated from New York University (1980) and Brooklyn Law School (1984) and has been in private legal practice in New York City since March 1985. She was an owner of Metropolitan Stock Transfer Company from 1985 until 1989, and during 1988 and 1989 she was a director of, and general counsel to, Medizone International, Inc., a public company engaged in research and development of medical applications of ozone. Ms. Abato formerly served as an officer and director of Avalon Enterprises, Inc., a blank check company which completed a public offering in March 1991 and later acquired Southern Corrections Systems, Inc. (renamed Avalon Community Services, Inc.).


                              PAGE 12 OF 15 PAGES

     Ms. Abato was until recently an officer and director of Coronado Communications Corp. (formerly Coronado Capital Corp.) which completed a Rule 504 offering in April, 1997. She was also the secretary-treasurer and a director of Davenport Ventures, Inc., a company which conducted a Rule 504 stock offering during 1998 and was later acquired. She is presently an officer and director of The Enterprise, Inc., a company which completed a stock offering.

Item 10.  EXECUTIVE COMPENSATION.

     (a) During the year ended March 31, 1998, no compensation was paid to any officer for service in such capacity.

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

                                                     Percentage of
Number of         Name and address                   outstanding shares
shares owned      of beneficial owner                owned
--------------    ----------------------------       ------------------

425,000           Deborah A. Salerno
                  355 South End Avenue #22B
                  New York, NY 10280                        83%

 75,000           Maureen Abato
                  330 East 39th Street #36C
                  New York, NY 10016                        15%

500,000           Officers and directors
                  as a group (two persons)                  98%

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year ended March 31, 1998, the Company was not a party to any transaction with its directors, officers, principal securityholders or the affiliates of any of them, involving an amount exceeding $60,000. The only transactions consisted of the payment of legal fees and repayment of disbursements.

     Bills submitted by Ms. Abato for continuing legal services rendered on behalf of the Company will be paid at a discount to Ms. Abato's current hourly rate, or on a project basis.

                              PAGE 13 OF 15 PAGES

Disbursements made on the Company's behalf will be reimbursed.

Item 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

          (a) Filed herewith are an audited balance sheet and footnotes as of March 31, 1997 and March 31, 1998 and related statements of income and expenses, cash flows, and stockholders' equity.

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

                                                  BISHOP EQUITIES, INC.


                                                  By: /s/
                                                      -------------------------
                                                      Maureen Abato
                                                      Secretary-Treasurer

Dated: July 7, 1998


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                  By: /s/
                                                      -------------------------
                                                      Deborah A. Salerno
                                                      President and Director

Dated: July 7, 1998


                                                  By: /s/
                                                      -------------------------
                                                      Maureen Abato, Secretary-
                                                      Treasurer and Director

Dated: July 7, 1998


SUPPLEMENTAL INFORMATION: A proxy statement is not being furnished at this time, nor has Registrant furnished its shareholders with annual reports. Copies of an annual report for the year ended March 31, 1998, if distributed subsequent to the filing date hereof, will be furnished to the Commission when available.


                              PAGE 15 OF 15 PAGES