Form 10QSB
period 1998-06-30
BISHOP EQUITIES INC
filed 1998-09-09
CIK 882291

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                       Commission File Number: 33-44567-NY

--------------------------------------------------------------------------------

                              BISHOP EQUITIES, INC.
          (Exact name of Registrant as stated in its corporate charter)

--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days:

               YES  X                  NO
                   ---                    ---


As of June 30, 1998, 511,500 shares of the Registrant's common stock, par value $.001, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE



                                                                     June 30, 1998
                                                  March 31, 1998      (unaudited)
                                                  --------------     -------------
           ASSETS

CURRENT ASSETS:
         Cash                                        $    634          $    211


OTHER ASSETS:
         Organization costs                               120                90
                                                     --------          --------

                                                     $    754          $    301
                                                     ========          ========


   LIABILITIES AND
   STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
         Accrued expenses payable                    $  1,979          $  1,748

STOCKHOLDERS' EQUITY
         Common stock - authorized
         25,000,000 shares, par
         value $.001 per share
         issued and outstanding
         511,500 shares                                   511               511

         Paid in Capital                               37,011            37,011

         Retained deficit
         (during development
         stage)                                       (38,747)          (38,969)
                                                     --------          --------

                                                     $    754               301
                                                     ========          ========


                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE




                        STATEMENT OF INCOME AND EXPENSES
                                   (Unaudited)


                                                    April 1, 1997     April 1, 1998
                                                         to                 to
                                                   March 31, 1998     June 30, 1998
                                                   --------------     -------------
COSTS AND EXPENSES:

     Professional fees                                 $ 1,800           $   150
     Office Expense                                        812                42
     Other fees                                            867                 0
     Organization Expense                                  120                30
                                                       -------           -------

NET OPERATING LOSS                                       3,599             3,599

ACCUM. DEFICIT - BEGINNING                              35,148            38,747

ACCUM. DEFICIT - END                                   $38,747           $38,969
                                                       =======           =======


                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                                  June 30, 1998
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                   Common           Paid-in          Accumulated
Date                               Stock            Capital          Deficit
----                               ------           -------          -----------
April 17, 1991
(incorporation)                   $     0           $     0

Common Stock authorized
25,000,000 shares par
value $.001: issued and
outstanding 500,000
shares at December 10, 1991          500              2,500

11,500 shares sold in
public offering, March 1993
(net of underwriting costs)           11             60,031

Public Offering Costs                               (25,520)

Retained Deficit during
development stage as of
March 31, 1993                                                           (286)

Retained Deficit during
development stage as of
March 31, 1994                                                         (17,241)

Retained Deficit during
development stage as of
March 31, 1995                                                         (14,179)

Retained Deficit during
development stage as of
March 31, 1996                                                         ( 1,908)

Retained Deficit during
development stage as of
March 31, 1997                                                         ( 1,534)

Retained Deficit during
development stage as of
March 31, 1998                                                         ( 3,599)

Retained Deficit during
development stage as of
June 30, 1998                                                          (  222)

June 30, 1998                          $  511          $  37,011      $ 38,969
                                       ======          =========      ========

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE


                       STATEMENT OF CASH FLOWS (Unaudited)


                                                   April 1, 1997      April 1, 1998
                                                         to                 to
                                                   March 31, 1998     June 30, 1998
                                                   --------------     -------------
CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Income (Loss)                                $(3,599)          $  (222)
     Adjustments to reconcile Net
       Income to Cash Flows From
       Operating Activities

     Increases (Decreases) in:
       Organization Costs                                 120                30
       Accrued Expenses                                 1,629              (231)


NET CASH PROVIDED BY                                   (1,850)             (423)
OPERATING ACTIVITIES

CASH FLOW FROM FINANCING
ACTIVITIES                                               --                --

NET CASH GAINED BY
INVESTING ACTIVITIES                                     --                --

  Net Increase (Decrease) in cash                      (1,850)             (423)



CASH - BEGINNING                                        2,484               634
                                                      -------           -------

CASH - END                                            $   634           $   211
                                                      =======           =======


                       See notes to financial statements.

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

            NOTES TO FINANCIAL STATEMENTS (unaudited) - June 30, 1998

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

         The Underwriter purchased 1,000 nonredeemable Underwriter Warrants for $.0125 each. Each may be exercised by the registered

                              BISHOP EQUITIES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

            Notes to financial statements - June 30, 1998 - continued

         holder to purchase one share for $7.20 during a four-year exercise period commencing March 8, 1994. The exercise price and number of Shares purchasable are subject to anti-dilution adjustment upon occurrence of certain events.

         The Company has undertaken to include the Underwriter Warrants in any registration statement it may file during a six-year period commencing March 8, 1994, and to file a registration statement containing the Underwriter Warrants and/or underlying Shares at the request of the holders on two occasions during a five-year period commencing March 8, 1993. The Underwriter has executed an undertaking that any registration of the Under writer Warrants will be for exercise, not distribution.

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

            Notes to financial statements - June 30, 1998 - continued

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

         Business Combination candidates are expected to become avail able primarily through the personal contacts of the Company's officers and directors, and the Company has not present intention to engage professional firms specializing in business acquisitions or reorganizations, nor to retain, hire or utilize any consultants. No finders fees will be paid to any party in connection with a Business Combination. No prediction can be made as to the costs of identifying a suitable candidate for a Business Combination, or of consummating such a transaction.

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

Date:  August 25, 1998            BISHOP EQUITIES, INC.


                                  By: s\Maureen Abato
                                      -------------------
                                      Maureen Abato
                                      Secretary-Treasurer