Form 10KSB40
period 1999-03-31
BISHOP EQUITIES INC
filed 1999-07-15
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         ---------------------------------------------------------------
                                   FORM 10-KSB
(MARK ONE)

( X )   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1999

                                       OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

                          For transition period from to

                         Commission File Number 0-21846

                              BISHOP EQUITIES, INC.
                 (Name of Small Business issuer in its charter)

             NEVADA                                    13-3632859
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


   7825 FAY AVENUE, SUITE 200,
        LAJOLLA, CALIFORNIA                                      92037
(Address of Principal Executive Office)                        (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (619) 456-5777

                              ----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                           NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                     ON WHICH REGISTERED:
   -------------------                     ---------------------
         NONE                              NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                       COMMON STOCK -- $.001 PAR VALUE
                              (TITLE OF CLASS)


                Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes      No  X
                                                   ---     ---

         Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. X
                               ---

Revenues of the registrant for the fiscal year ended March 31, 1999 were $-0-.

         The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 31, 1999 was approximately $15,066,521, based upon the closing bid price of the Common Stock, as reported by the Nasdaq Over-the-Counter Bulletin Board on July 14, 1999.

         The number of shares of the Common Stock of the registrant outstanding as of March 31, 1999 was 2,595,000.

         Transitional Small Business Disclosure Format (check one):

          Yes                        No X
                                       ---

                                     PART I

         All statements, other than statements of historical fact, included in this Form 10-KSB are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Bishop Equities, Inc. (the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation, FDA approval of the Company's products and other regulations, patent protection on the Company's proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-KSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

ITEM 1.  BUSINESS

GENERAL

         Bishop Equities, Inc. ("Bishop" or the "Company") was incorporated in Nevada in April 1991 to provide a public vehicle for participation in a business transaction through a merger with or acquisition of a private company. In March 1993, Bishop successfully offered its common stock at $6.00 per share through an initial public offering. In March 1999, Bishop began doing business as "Aethlon Medical, Inc." The members of the Board of Directors have adopted a resolution to amend the Company's Articles of Incorporation to formally change the name of the Company from "Bishop Equities, Inc." to "Aethlon Medical, Inc.," subject to shareholder approval.

REORGANIZATION; ACQUISITION OF AETHLON AND HEMEX

         On March 10, 1999, Bishop executed an Agreement and Plan of Reorganization for the Acquisition of All of the Outstanding Stock (the "Aethlon Agreement") of Aethlon, Inc., a California corporation ("Aethlon"). Pursuant to the Aethlon Agreement, Aethlon became a majority-owned subsidiary of the Company.

         Also on March 10, 1999, the Company executed an Agreement and Plan of Reorganization for the Acquisition of All of the Outstanding Stock (the "Hemex Agreement") of Hemex, Inc., a Delaware corporation ("Hemex"). Pursuant to the Hemex Agreement, Hemex became a majority-owned subsidiary of the Company.

         As of March 31, 1999, the Company has issued 2,083,500 (80%) of the 2,595,000 shares of the Company's Common Stock to the former shareholders of Aethlon and Hemex.

         The Company's business is the development and manufacture of medical device technologies. The Company intends to build its business in three ways:

         -    Complete the commercialization of the Hemex product line of extracorporeal blood purifiers now in clinical trials.
         -    Develop and exploit new applications of the Hemex platform technology.
         - Continue the strategy of acquiring other medical device technologies which can be developed and commercialized on an international basis.

         The Company also intends to pursue the acquisition of additional medical technologies.

THE HEMEX HEMOPURIFIER-TM-

         The Hemopurifier-TM- (hereinafter referred to as the "Hemopurifier" or the "DFO Hemopurifier") is a novel, hollow-fiber cartridge containing an immobilized antidote for removing toxic material from the blood. The device is used in extracorporeal circulation systems, which can be similar to those used in hemodialysis, or any one of the simpler aphresis systems used today. The first Hemopurifier product to be commercialized is a device designed for the removal of aluminum. To date, the device has been proven safe in dialysis patients with aluminum intoxication in a Phase I clinical trial approved by the U.S. Food and Drug Administrate ("FDA"). Other initial product markets to be commercialized are Hemopurifiers, which remove iron, lead, and Cisplatin. The Hemopurifier is protected by patents in the United States, Europe, and Japan, with additional patents pending. The size of the potential market for the initial products addressed by the Hemopurifier is estimated by the Company to be approximately $1.2 billion in the U.S. and $3.6 billion worldwide. Potential product applications include Hemopurifiers designed to remove (i) various viruses; (ii) plutonium and other heavy metals; and (iii) drug overdoses.

     ADVANTAGES OF THE HEMOPURIFIER DEVICE. The clinical advantages offered by the Hemopurifier device over present treatments are:

         1) Toxic material can be selectively removed WITHOUT SIDE EFFECTS, since no substance enters the body. Toxicity of the antidote is eliminated, because it is immobilized in the device rather than injected into the patient.

         2) Antidotes of GREATER STRENGTH AND EFFECTIVENESS, compared with antidotes which were sparingly used previously because of their toxicity, can be used in this device without regard for the side effects which would occur if the same substance were in the bloodstream.

         3) The device is HIGHLY EFFICIENT. The structure of the Hemopurifier device provides a large surface area for immobilization of a relatively large quantity of antidote, allowing exposure to a large volume of blood in a short period of time.

         4) The device is SAFE. In a closed system, the amount of blood retained by the Hemopurifier device is small. No replacement fluid is needed, and no blood transfusions are required. As a result, the risks of volume expansion, blood pressure changes, infections, and blood incompatibility (inherent in blood transfusions) are eliminated. Only the targeted toxic materials are removed. All other blood components remain in the circulation.

         5) The device uses well-established extracorporeal applications, similar to hemodialysis, plasmapheresis, or other types of transfusion procedures. These methods are widely used in hospitals and clinics.

         APPLICATIONS OF THE HEMOPURIFIER DEVICE. Development work to date has focused principally on Hemopurifier devices for the removal of aluminum, iron, lead, and cisplatin.

         Poisoning with aluminum, iron, lead, and platinum are serious problems for which current treatment methods are unsatisfactory. The need for new therapeutic approaches in each case is widely recognized. The number of patients who would benefit from these treatments is estimated to be over one million per year in the U.S. alone. In many of the targeted conditions, patient populations are well identified and currently under some form of treatment, with both patient and physician awaiting the development of more effective treatment without serious side effects. As a result, the market penetration of the metal Hemopurifier devices should be relatively quick.

         The long-range goal of Hemex is to continue to develop new medical applications for this novel treatment method. Some of the future applications include:

         1) treatment of poisoning with heavy metals not included above, including development of specific chelators for the binding of mercury, cadmium, copper plutonium, and other radioactive elements;

         2) treatment of poisoning with small molecular weight drugs or chemicals, using specific antibodies against cardioactive drugs like dioxin and quinine, depressants and sedatives like barbiturates, addictive analgesics like Darvon, and abused drugs like cocaine; and

         3) improvement of patient management in conditions with circulating harmful antibodies or antigen-antibody complexes where treatment may be feasible by specific removal of these proteins.

         The priority of pursuing the future applications will be determined by (i) relative market potential; (ii) technical advances in protein separation; and (iii) up-to-date reports of therapeutic success with plasmapheresis in specific diseases. Some of the conditions which may merit study include various cancers, insulin-dependent diabetes, certain rheumatic diseases, and hemophilia.

MARKETING STRATEGY

         The marketing objective adopted by Hemex management is to establish the Hemopurifier device as the preferred treatment in the U.S. for each of the conditions for which the device is designed, and to then expand use of the device into international markets. The Company intends to use multi-faceted sales and marketing strategies for penetrating the U.S. market. Sales and promotional efforts are planned to target distributors, the prescribing physicians and medical facilities, and patients.

         DISTRIBUTORS. The Company plans to hire area-marketing managers to work with distributor sales forces. In areas of lower population density, the Company plans to use independent, commissioned sales representatives who work with a small number of closely aligned products. Their duties will include:

         1)  Developing product-marketing programs.
         2)  Training distributor sales forces.
         3)  Providing sales materials and product updates.
         4)  Assisting in sales calls to physicians and medical facilities.

         PHYSICIANS AND MEDICAL FACILITIES. The Company plans to have area marketing managers visit physicians and hospital/medical practice administrators, if possible with distributor salesmen who have strong pre-established relationships with these buyers. In addition, the Company plans to introduce physicians to the Hemopurifier device at medical society meetings and through medical journals. The Company plans to have its representatives attend medical meetings and host information booths.

         PATIENTS. As consumers take a greater interest in managing their own health care, the Company believes it will be important to build awareness of the potential of the Hemopurifier among the patient population. The Company plans to work with professional public relations firms to promote the Hemopurifier in newspapers and general interest magazines, as well as in targeted patient-oriented publications. A strong presence at consumer association meetings, where interested individuals share information, will also be pursued. Some of these meetings where the Company will attempt to make presentations include:

                  Lead Poisoning Prevention Coalition
              Alliance to End Childhood Lead Poisoning --
                National and International Conferences
              Cooley's Anemia Foundation -- National and
                      International Conferences

         DISTRIBUTION. The Company plans to form strategic alliances with a small number of significant distributors of those medical products that are sold to the target buyers. Although distribution rights may be granted on a geographical or a product line basis, the company intends to avoid exclusivity which creates dependence on another firm. The Company intends to look for strategic partners that (i) offer a knowledgeable sales force with strong relations with the dialysis clinics and other medical facilities Hemex seeks to penetrate, and (ii) have the financial and physical capacity to manage inventory and order processing well. For the DFO Hemopurifier device for aluminum, potential partners include suppliers to the dialysis industry and large hospital supply companies.

THE MARKETS

         GENERAL USE. Treatment with the Hemopurifier device can be in a hospital or outpatient facility, under the supervision of a physician experienced in hemodialysis or other extracorporeal procedures. The prescribing physician would typically be:

HEMOPURIFIER APPLICATION               PRESCRIBING PHYSICIAN

   Aluminum Removal                    Nephrologist, Surgeon, Internist,
                                       Orthopedist, Emergency Physician

   Iron Removal                        Hematologist, Pediatrician,
                                       Internist, Emergency Physician,
                                       Nephrologist, Surgeon

   Lead Removal                        Pediatrician, Obstetrician,
                                       Industrial Physician, Family
                                       Physician, Emergency Physician,
                                       Nephrologist

   Platinum Removal                    Oncologist, Internist, Surgeon,
                                       Emergency Physician, Nephrologist

         Medical facilities, in the United States targeted for the initial four Hemopurifier products include:

                  6,000    Hospitals
                  2,000    Freestanding Dialysis centers
                    100    Regional Poison Control Centers

         THE MEDICAL NEED FOR THE DFO HEMOPURIFIER. The DFO Hemopurifier, which removes both aluminum and iron from the blood, is manufactured by immobilizing the chelator desferrioxamine (DFO) in the cartridge. DFO has been well established in clinical use as an attractor that binds aluminum and iron. There are three basic conditions in which DFO therapy is indicated:

         1) ALUMINUM INTOXICATION. A segment of patients with End Stage Renal Disease (ESRD), who are on chronic hemodialysis, have aluminum toxicity caused by medication which contains aluminum. In 1996, over 200,000 patients were on hemodialysis in the United States, of which an estimated 5% have serious levels of aluminum intoxication. This condition can lead to crippling bone disease, anemia, and in severe cases brain damage and reduced life expectancy.

         2) IRON OVERLOAD. There are three patient populations in which excess iron is introduced into the body or absorbed by the body, resulting in organ damage and early death. In each case, life long treatment is required.

                  a) HEREDITARY HEMOCHROMATOSIS: A genetic disorder that results in excess iron being absorbed by the gut. Considered the most common of genetic diseases, hemochromatosis afflicts more than one million people in the United States alone, and is thought to be the most under-diagnosed disease in the world.

                  b) ACQUIRED IRON OVERLOAD: Iron overload is an unavoidable complication of life-sustaining chronic blood transfusions. These patients include those with Cooley's Anemia, about 10% of those with Sickle Cell Disease, and others with transfusion-dependent anemia like sideroblastic anemia.

                  c) ACUTE IRON POISONing: Of approximately 20,000 cases of iron poisoning from iron-containing vitamin pills reported annually to Regional Poison Centers, 60% had symptoms requiring treatment.

         3) REPERFUSION INJURY AFTER HEART SURGERY. During open-heart surgery, external blood circulation is established with a heart-lung machine to allow the heart to be stopped safely. When blood flow to the heart is reestablished, reperfusion injury can result from sudden release of iron accumulated in the heart that may generate oxygen-derived "free radicals." The use of DFO in controlling this condition has been the subject of many recent articles.

PRESENT TREATMENT

         Although DFO is an effective chelator of both iron and aluminum, its use is limited because of its serious side-effects. DFO can presently be administered only by injection. These injections may cause acute allergic reactions and blood pressure changes and, after chronic administration, may lead to impairment of hearing and sight. The most dangerous side-effect is increased susceptibility to lethal fungal infections.

         At present, less than 10% of patients requiring iron chelation therapy worldwide received the widely used chelating drug desferrioxamine because of its high cost, oral inactivity, and high toxicity. This medical opinion expresses increasing concern about DFO side-effects, and increasing reluctance to prescribe this effective drug.

         Two devices containing activated charcoal, the Alu-Kart and the Clark Hemoperfusion System, have been introduced for the removal of aluminum after the injection of DFO. However, they are rarely prescribed because (a) they do not eliminate the need for DFO injection, and (b) other detrimental side-effects were shown when blood cells came into contact with activated charcoal.

         In addition to anticipated cost advantages, the DFO Hemopurifier device offers significant medical benefits to the patient:

                  QUALITY OF LIFE. Treatment is highly efficient, allowing for a single outpatient treatment to substitute for daily therapy. For example, for Cooley's Anemia patients, treatment may be two to three days per month in an outpatient setting rather than 12 hours every night on an infusion pump.

                  SAFETY. The debilitating and life-threatening side-effects of DFO are eliminated because desferrioxamine does not enter the bloodstream of the patient.

                  EASE OF TREATMENT. Application is convenient for the patient because treatment is within the existing dialysis process for the aluminum patient, and within existing transfusion or phlebotomy regimens for the iron patient.

         The Hemopurifier device clearly adds improved treatment characteristics to lower cost of treatment, relieving medical and financial burdens for the patient and the third party payer.

THE MEDICAL NEED FOR THE HEMOPURIFIER DEVICE FOR LEAD

         Public health officials say lead poisoning is the number one environmental threat to children whether they live in public housing or neat, suburban homes. In addition to widely recognized environmental sources, many occupations (e.g. battery manufacturing, smelting) result in exposure to high levels of lead. Workers in these industries may also bring lead into their homes, exposing their families to lead poisoning.

              Lead poisoning can affect virtually all systems of the body, causing anemia, gastrointestinal symptoms (constipation, vomiting, abdominal pain), hypertension, damage to the reproductive system (decreased fertility, increased rate of miscarriage and stillbirth), and central nervous system damage resulting in loss of coordination, general weakness, and hand and foot paralysis. In children, lead poisoning interferes with normal growth, impeding physical and neurological development.

         The three segments of the population at greatest risk for lead poisoning are shown below:

                  YOUNG CHILDREN. The NHANES III study by the National Center for Health Statistics found that 1.7 million children under age five have blood levels high enough to affect cognitive development. Approximately 95,500 were found to have levels at which medical intervention is recommended by the Center for Disease Control.

                  PREGNANT WOMEN. According to a recent statement by the Public Health Service, it is estimated that 22,822 pregnant women have high blood lead levels, which will result in dangerous exposure to their fetuses.

                  INDUSTRIAL WORKERS. In 1993, over 587,000 workers were exposed directly to lead in the workplace. Based on OSHA compliance inspection data, it is estimated that 195,745 industrial workers have elevated blood lead levels.

PRESENT TREATMENT

         Lead intoxication is presently treated with chelation therapy, in which a chemical that binds lead is administered to the patient, who subsequently eliminates the chelator/lead complex through the kidney in the urine. Lead chelators available for clinical use are: Calcium Disodium Versenate (EDTA) given intravenously, Dimercaprol (BAL) given intramuscularly, D-penicillamine and Succimer (DMSA), both given orally. Each of these drugs has its own side-effects (e.g. hypertension, gastrointestinal irritation, kidney injury), and must be given under close medical supervision in a hospital.

                  YOUNG CHILDREN. Chelation Therapy is used very cautiously in children, depending on the level of intoxication. The most frequently prescribed chelator, EDTA, is given by infusion in a dilute intravenous solution over five consecutive days. This process is often repeated two or three times, with weeklong rests between treatments. Other chelators are administered to children in the same way.

                  PREGNANT WOMEN. Although lead poisoning in a mother may cause neurological damage to her fetus, she is not given chelation therapy because it is potentially too toxic, and potentially fatal, to the fetus.

                  INDUSTRIAL WORKERS. Chelation therapy is rarely administered to industrial workers because of its side-effects. OSHA requires that workers be removed from the contaminated area, or sent home, until their lead levels return to acceptable levels. Under current OSHA regulations, the average time away from work is approximately 100 days, at an average estimated cost per day of $74, for a total economic impact of approximately $7,400 per year. The prospect for a long-term illness adds further to the potential cost for the worker and his employer.

TREATMENT OF LEAD POISONING WITH THE HEMOPURIFIER DEVICE

         Since the chelator is immobilized in the Hemopurifier device, the binding of lead and chelator takes place outside the body. Lead removal is achieved without any toxicity; the lead/chelator complex is neither released into the blood, nor eliminated through the kidney.

         Blood lead levels do not reflect the total body burden of lead, as lead accumulates in the tissues and in bones. During conventional chelation, lead stored in tissues and bones may be released into the blood, increasing the potential for damage (eventually a new equilibrium among blood-tissue-bones will be established). By contrast, the Hemopurifier device captures the circulating lead as well as the lead released from storage, thus preventing harm to the kidneys.

         The number and frequency of treatments with the Hemopurifier device will depend upon the amount of total lead in the body, and on potential re-exposure to the lead source. Re-exposure is a problem for many children living in homes with lead paint, and for many workers in high lead exposure industries.

         Application of the Hemopurifier device could be in an outpatient hospital setting, an emergency room, or a dialysis center. A dialysis system, or a simpler apheresis system used for blood transfusions and plasmapheresis, is suitable for administration of the Hemopurifier device for the removal of lead.

         In addition to anticipated cost advantages over other treatments, the Company believes the Hemopurifier offers significant medical benefits to the patient:

                  REDUCED TREATMENT TIME. Treatment is efficient, allowing one outpatient treatment in place of a five-day process. For example, children with lead poisoning might be treated three times in an outpatient setting instead of 15 days of traditional chelation therapy.

                  TREATMENT FOR PREGNANT WOMEN. Because of the safety of the Hemopurifier, this treatment can be used by pregnant women who heretofore had no effective means of reducing their blood lead levels.

                  SAFETY. With no side-effects, the Hemopurifier device allows safer and more thorough treatment.

THE MEDICAL NEED FOR THE HEMOPURIFIER DEVICE FOR PLATINUM

         Cisplatin is a platinum derivative that is one of the most effective chemotherapeutic agents for certain types of cancer. However, cisplatin infusion is typically followed by severe nausea and vomiting. Cisplatin may deposit in the sensory nerves, resulting in incapacitating levels of pain, which may last for years after treatment has been discontinued. The dosage of cisplatin, therefore, is often limited by its toxicity.

PRESENT TREATMENT

         There is presently no means of removing cisplatin from the body. Painkillers and medications that reduce vomiting provide limited relief from side-effects. An injectable preparation for reducing the acute and chronic side-effects is reported to be in development.

TREATMENT OF PLATINUM INTOXICATION WITH THE HEMOPURIFIER DEVICE

         The Hemopurifier device for the removal of cisplatin can be applied to the vein draining the tumor, either during or immediately after cisplatin treatment. The toxic agent is removed as it exits the tumor, and before it can invade normal tissue.

         Animal tests have demonstrated the effectiveness of this procedure. In a simulated regional perfusion of the legs of anesthetized dogs, cisplatin was infused in the femoral artery, and blood leaving the femoral vein was passed through the Hemopurifier device. The level of cisplatin in the dogs' blood was reduced significantly.

ADVANTAGE OF THE HEMOPURIFIER DEVICE

         Priced at $400 to the patient, it is expected that the Hemopurifier will be approved by third-party payers for this treatment. The total cost of treatment are estimated to be:

                   Cartridge Cost                 $   400
                   Procedure Cost                 $   600
                   Procedures per Year                  3
                   Total Annual Cost              $ 3,000

         Although it offers relatively modest cost, the major benefit offered by the Hemopurifier Device for cisplatin is that it will allow the administration of substantially higher doses of cisplatin, thereby increasing its effectiveness as a chemotherapeutic agent. Since most cisplatin will be removed immediately after it leaves the tumor, normal tissues will not be damaged. The patient will receive more effective treatment, and enjoy an improved quality of life during treatment because of the reduction or elimination of the debilitating side-effects of cisplatin.

MANUFACTURING

         The production of a Hemopurifier device involves two steps: (1) compounding the chelator in a form that can be immobilized in the cartridge, and (2) filling the cartridge with the chelator preparation. A standard Fresenius dialysis cartridge, with minor modifications, is used because of its relatively low cost and wide availability.

         Hemex has contracted with two companies to do scale-up development of the DFO Hemopurifier for aluminum for the final clinical trial.

         One company, located in Buffalo, New York, has extensive experience in taking chemical products from laboratory formulations to industrial scale production. This contractor will prepare the chelator for delivery to the filler.

         The second contractor, located in Rochester, New York, is an FDA-approved facility with a strong record with regulatory agencies. The company is research-oriented with a good understanding of scale-up development. They will fill the devices with the prepared chelator, and package, label, and sterilize the Hemopurifier to FDA specifications.

         Beyond meeting the product requirements for clinical trials, there are three options for manufacturing the DFO Hemopurifier device for the commercial market:

         - continue to subcontract both processes in these or other facilities;

         - manufacture the chelator in-house, and contract the filling, packaging, and sterilization; or

         - form a strategic alliance with one competent firm to manufacture the entire product.

         Subcontracting without a strategic partnership exposes technological secrets to potential competitors, but offers minimal capital investment and maximum flexibility. It also allows Hemex to bring products to market as rapidly as possible, perhaps sacrificing some potential profit margin to do so. Contracting with a strategic partner offers less risk, but involves surrender of some corporate autonomy and likely some ownership as well.

         Hemex management favors using subcontractors in the near and intermediate term. With the anticipated growth in volume, it is possible that self-manufacture will become an attractive financial alternative at some point in the commercial life of the Hemopurifier. In any case, it is unlikely that Hemex will invest in sterilizing capacity in the plan period, so that that capital-intensive process will remain with a contractor.

HEMEX RESEARCH AND DEVELOPMENT LOCATIONS

UNIVERSITY OF BUFFALO FOUNDATION INCUBATOR

         Development and in-vitro testing of the Hemopurifier device takes place at laboratory facilities rented from the Western New York Technology Center, maintained by the State University of New York at Buffalo.

     The employees at this location work under the direction of Dr. Agnes Stadler. She has a Ph.D. in biotechnology, and an MS in Pharmaceutical chemistry, from the University of Budapest, Hungary. Before coming to the U.S., Dr. Stadler headed the Pharmaceutical Group at the Chinoin Research Center of Chinoin Pharmaceutical Company. She is responsible for developing the immobilized chelators and the assembly of the Hemopurifier devices.

BUFFALO GENERAL HOSPITAL LABORATORY

         Testing of Hemopurifier in recirculation experiments with biological materials (chiefly human blood) is conducted at the laboratory at the University-affiliated Buffalo General Hospital. Blood Samples from patients with disease conditions amenable to treatment with specific Hemopurifier's are tested in this facility. This unit is headed by Dr. Clara Ambrus.

LABORATORY ANIMAL FACILITIES - SUNY AT BUFFALO

         Preclinical animal testing is conducted under sterile conditions, using continuous monitoring, at the Laboratory Animal Facilities at the State University of New York at Buffalo. Hemex employees work at this facility with the assistance of personnel provided by the University. Veterinary consultation, technicians for the daily care of the animals, surgical assistants during experimentation, and post-surgical care are all provided by the facility. Hemex reimburses the University on an hourly basis for animal maintenance and experimental assistance.

BUFFALO GENERAL HOSPITAL HEMODIALYSIS CENTER

         A state of the art facility with 20 hemodialysis stations, the Hemodialysis Center can serve 120 patients per day. Director of the Center is Dr. Sidney Anthone, a member of the Scientific Advisory Board of Hemex and a long-time collaborator of Dr. Ambrus. Dr. Anthone has conducted the in vivo clinical studies of the Hemopurifier completed to date, in collaboration with Dr. Clara Ambrus.

DEVELOPMENTS TO DATE

         A summary of progress to date for each of the four metal intoxication devices follows:

         DFO HEMOPURIFIER DEVICE FOR ALUMINUM. The first clinical trial under an IDE was completed at the end of 1993, with the results accepted by the FDA in 1994. The trial showed that the device was safe; a complete lack of side-effects on the first application, and on repeated applications, was demonstrated. Furthermore, the device was effective in removing substantial amounts of aluminum from the blood. See Exhibit "D" for detailed results of this trial.

         In preparation for the application for marketing approval, a second IDE was requested, and approved in February 1997. This trial will test the efficacy of aluminum removal during dialysis treatment using the same treatment schedule that will be recommended for commercial use of the DFO Hemopurifier.

         This clinical trial includes treating patients from three dialysis centers three times per week for 12 weeks, with each treatment lasting four hours. A total of 24 patients will be treated, with an equal number of controls monitored. The focus of the trial will be to demonstrate the superiority of the Hemopurifier device over present treatment, and to gather data that will support the cost-effectiveness of this treatment. This trial will begin in the fourth quarter of 1999.

         Upon acceptance by the FDA of the results of this clinical trial, Hemex will immediately file a PMA application, anticipating approval in the first quarter of 2001. Sales of the aluminum device will begin as soon as this approval is received.

         The Company will continue to explore alternative expedited regulatory paths, such as the Product Development Protocol, the Humanitarian Device Exemption, and the 510K process, for this and subsequent devices.

         DFO HEMOPURIFIER DEVICE FOR IRON . During the forthcoming clinical trial for the aluminum device, excess iron will unavoidably be removed from patients' blood since the chelator for aluminum and for iron is identical. Data gathered on iron removal will be an essential part of Hemex submission to the FDA for approval of the iron Hemopurifier, which will be made at the earliest opportunity. The FDA may require further clinical testing on a limited scale, but the approval process may be shorter and less costly than for the PMA for the initial product.

         HEMOPURIFIER DEVICE FOR PLATINUM. The initial prototype of the Hemopurifier device for platinum has been tested successfully in vitro using blood of patients which was collected during cisplatin treatment. It was also tested in animals chiefly for safety. Chelators are now being tested, and an application for a Phase I Clinical trial will be submitted in the third quarter of 1999.

         HEMOPURIFIER DEVICE FOR LEAD. Resin chelators are being investigated for their suitability for immobilization, as well as their specificity, efficiency, availability, and cost. Results from tests in vitro, and in dogs with experimentally produced lead poisoning, are extremely encouraging in demonstrating the efficacy of the Hemopurifier approach to lead detoxification. Once the laboratory work is complete, application to the FDA for a Phase I Clinical Trial will be submitted in the fourth quarter of 1999.

COMPETITION AND TECHNOLOGICAL CHANGE

         There are many companies, both public and private, including well-known pharmaceutical companies, chemical companies and specialized biotechnology companies, engaged in developing diagnostic products for certain of the applications being pursued by Hemex. Many of these companies have substantially greater capital, research and development, manufacturing, marketing and human resources and experience Company is anticipated to have. Such companies may develop products more quickly or products that are more effective and less costly than any that the Company may develop. The industry in which the Company proposes to compete is characterized by extensive research efforts and rapid technological changes. New developments are expected to continue, and there can be no assurance that discoveries by others will not render the Company's products or potential products noncompetitive. Competition may increase further as a result of advances that may be made in the commercial applicability of technologies and greater availability of capital for investment in these fields.

SUMMARY OF CURRENTLY AVAILABLE TREATMENTS

         Management knows of no comparable medical devices either being sold commercially, or in development, which perform the same function as the Hemopurifier products. The alternative treatments available to patients today are described below.

         CHELATION. Current treatments for metal intoxications (aluminum, iron, and lead) involve the administration of specific binding agents, called chelators, either by injection or orally. The complex formed by the combination of the chelator and the metal is removed by natural evacuation, through the kidney or through the intestines. The chelators and chelator/metal complexes are toxic and can produce such harmful side-effects as gastrointestinal irritation, hypertension, and kidney injury.

         The principal chelators and their manufacturers are identified in the following table:


---------------------------------------------------------------------------------------------------------------------
FOR THE REMOVAL OF:                    CHELATOR                                      MANUFACTURER
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

Aluminum and Iron             DFO (Desferrioxamine Mesylate)                    Novartis (Ciba Geigy)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Lead                          EDTA (Calcium Disodium Versenate)                 3M Pharmaceutical Co.
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Lead                          BAL (Dimercaprol)                                 Becton-Dickinson
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Lead                          D-penicillamine                                   Merck & Co. and Wallace Laboratories
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Lead                          DMSA (Succimer)                                   McNeil Consumer Products
---------------------------------------------------------------------------------------------------------------------

         HEMOPERFUSION. In this process, blood is passed through a cartridge containing activated charcoal, which is intended to absorb the metal or toxin. The principal disadvantages of hemoperfusion are: (1) activated charcoal is not specific to the targeted toxin, so that other desirable substances may also be removed from the blood, and (2) blood cells are often injured when they come in contact with activated charcoal, resulting in clotting and other harmful side-effects.

         The Clark Biocompatible Hemoperfusion System, from Clark Research and Development, is a general non-specific detoxifier that has been on the market for over 10 years. Approved for third-party payment, the Clark cartridge costs $690, and the total treatment about $1,000. The system seems not to be widely used, with reported sales of just under $300,000.

         PLASMAPHERESIS. This procedure involves the separation of plasma from red blood cells in a separator (an expensive piece of equipment), and discarding the plasma that contains the intoxicant. The red blood cells are returned to the body, and the plasma replaced with normal plasma or other replacement fluids. The major disadvantages of this process are: (1) the entire plasma is removed in order to remove one harmful component, (2) the process presents risk of blood pressure fluctuations and fluid overload, and
(3) transmission of infectious agents is possible when the replacement fluid is human plasma.

EMPLOYEES

         As of March 31, 1999, the Company employed three employees, all of whom were employed on a full-time basis and are considered executive personnel. None of the Company's employees are covered by a collective bargaining agreement, the Company has never experienced a work stoppage, and the Company considers its labor relations to be excellent.

PATENTS

         The following patents have been issued to Dr. Clara Ambrus, a shareholder of the Company and an officer of Hemex, and her collaborators, with U.S. patents subsequently assigned to Hemex (foreign patent assignments to Hemex are in process):

                       REMOVING METAL IONS FROM THE BLOOD

              USA:              No. 4,612,122             Issued September 16, 1986
              Europe:           No. 0,073,888             Issued April 23, 1986
              Japan:            No: 110,047/82            Issued June 7, 1994

                               BLOOD PURIFICATION

              USA:              No. 4,714,556             Issued December 22, 1987
              USA:              No. 4,787,974             Issued November 29, 1988

         The claims cover the product itself, the process of manufacture, and the process of treatment.

         On July 25, 1998, Hemex applied for an additional patent on the proprietary immobilization process used in the Hemopurifier and will soon apply for other patents covering specific applications of the technology not covered in the original patents.

REGULATORY APPROVAL

          The DFO Hemopurifier device for the removal of aluminum has been shown to be safe in patient use. The FDA granted an Investigational Device Exemption (IDE) in 1993 for a clinical trial to test the safety of the device in six patients. The trial was completed in late 1993, and the results accepted by the FDA in 1994. The trial confirmed that the product and process are completely safe in vivo; a lack of side effects on the first, and subsequent applications, was clearly demonstrated. Furthermore, the results confirmed that the device is very effective in removing aluminum from the blood.

         In preparation for application for pre-marketing approval (PMA) from the FDA, a second IDE was granted on February 20, 1997. This trial will confirm the safety of the device, as well as establish its clinical effectiveness in removing aluminum. The approved trial will employ the treatment protocol to be used when the device is sold commercially, and will involve 48 patients in three medical centers: Buffalo General Hospital (Buffalo, NY), Beth Israel Hospital (New York, NY), and Millard Fillmore Hospital (Buffalo, NY). Twenty-four patients treated with the Hemopurifier device will be compared to twenty-four untreated dialysis patients having the same levels of aluminum. In the treatment group, Hemopurifier devices will be applied simultaneously with every dialysis (i.e. three times per week, four hours per treatment, for three months. This trial will begin in the third quarter of 1999.

         Upon receipt of FDA approval to proceed, PMA submissions for both the aluminum application and the iron application will be made as soon as possible. Since the identical device removes both aluminum and iron, it is expected that data recorded during the forthcoming clinical trial will expedite FDA approval of the application for treatment of iron overload conditions.

         Removal of lead and platinum intoxications by a device with a resin chelator has been tested successfully in vivo in animals, and work is underway to prepare for IDE applications for these products. No significant development issues remain in either case, and moving to initial clinical trials is largely a matter of procuring funding to do so. The FDA approval process for these applications should be expedited by the fact that the identical device removes both lead and platinum.

FDA APPROVAL AND OTHER REGULATIONS

         The development, manufacture, and marketing of Hemex products are subject to extensive and rigorous regulation by the FDA. Initial clinical trials for the first product Hemex plans to bring to market, the DFO Hemopurifier device for aluminum, have been completed under the FDA's IDE (Investigational Device Exemption) regulations. These trials have been accepted by the FDA, enabling Hemex to proceed to a final round of clinical trials under a second IDE granted in February 1997. Upon successful completion of that trial, application for pre-marketing approval can proceed.

         The process of obtaining FDA and other approvals for medical devices is generally lengthy and expensive, and the outcome often unpredictable. There can be no assurance that Hemex can ultimately obtain the necessary approvals to market its products. And, if regulatory approvals are granted, they may include specific limitations on indicated uses for which the products may be marketed.

         Changes in existing regulations, or the adoption of new regulations, could prevent Hemex from obtaining future regulatory approvals, or delay substantially required approvals. No assurance can be given that new legislation or regulations, or changes in the enforcement of existing regulations, will not have a material adverse impact on Hemex's ability to achieve the results expected and the success of the Company.

PATENT PROTECTION AND PROPRIETARY TECHNOLOGY

         Hemex has developed proprietary technology, and has broad patents relating to aspects of its technology. Furthermore, Hemex has applied for additional patents on elements of its technology and applications. Hemex believes these patents are important to its ultimate success.

         However, there can be no assurance that additional patents will be issued or, if issued and challenged, will be ultimately determined to be valid. There is no assurance that the Company can maintain the secrecy of any proprietary technology. Furthermore, issued patents may not prevent infringement claims against Hemex, nor prevent others from infringing upon those patents. Defense and prosecution of patent claims can be expensive and time-consuming, especially for a small company, even if the outcome is favorable.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently rents approximately 2,000 square feet of laboratory space from the University of Buffalo Foundation on a month-to-month basis at a lease rate of approximately $2,640 per month. The Company also leases approximately 1,200 square feet of executive office space in La Jolla, California at the rate of $1,540 per month on a month-to-month basis for use as its principal executive offices.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company may be a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the period covered by the report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

LIMITED PUBLIC MARKET FOR SHARES OF COMMON STOCK

         The Company's Common Stock is traded on the Over-the-Counter Bulletin Board ("OTCBB"). The Company's trading symbol is "BSEQ." The Company's Common Stock has had a limited trading history, and trading has been limited and sporadic.

     The following table sets forth for the period indicated the high and low bid quotations for the Common Stock as reported by the OTCBB. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

          1999               HIGH BID                LOW BID
        1st Quarter           $10.00                   $7.75

          1998
        4th Quarter           $ 9.50                   $7.50
        3rd Quarter           $ 9.50                   $5.50
        2nd Quarter           $ 9.50                   $5.50
        1st Quarter           $10.50                   $5.50

          1997
        4th Quarter           $10.50                   $5.50
        3rd Quarter           $10.50                   $5.50
        2nd Quarter           $10.50                   $5.50


         There are approximately 100 record holders of the Company's Common
Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

         The Company is in the initial stages of its operations and has not yet engaged in any commercial activities. During the fiscal 2000, the Company plans to continue its research and development activities relating to the Hemopurifier, commence manufacturing, and commence marketing and sales activities. See Item 1, "Business."

         The implementation of the Company's business plan is dependent upon its ability to raise capital. The Company has undertaken a private placement of $750,000 principal amount of 12-month notes bearing interest at 12% per annum. The Company has also received a letter from an investment banker agreeing to use its best efforts to sell $5.0 million to $7.0 million of the Company's Common Stock in a private placement anticipated to commence in September 1999. The Company believes that the successful completion of these offerings will satisfy the Company's anticipated capital requirements related to the development of the Hemex business for three years; however, additional financing may be required in the case of further acquisitions or to successfully develop other other technologies. At the present time, the Company has no plans to purchase significant amounts of equipment or hire significant numbers of additional employees until the successful completion of the private placement of its Common Stock. The Company has no plant purchases scheduled during the next 12 months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is a development stage entity and during the fiscal year ended March 31, 1999 had no revenue compared to revenue in the fiscal year ended March 31, 1998 of $20,000. Revenue from inception (January 31, 1984) to March 31, 1999 totals $1,568,000, of which $1,424,000 was grant income.

         Expenses for the fiscal year ended March 31, 1999 were $352,000 compared to expenses of $494,000 for the fiscal year ended March 31, 1998. Expenses from inception to March 31, 1999 were $5,009,000.

         The net loss for the fiscal year ended March 31, 1999 was $353,000 ($.23 per share) compared to $492,000 ($.39 per share) for the fiscal year ended March 31, 1998. The loss from inception to March 31, 1999 is $3,447,000 ($2.67 per share).

ITEM 7.       FINANCIAL STATEMENTS

         The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

         The registrant has dismissed its former principal accountant, Jody M. Weber, C.P.A., effective June 15, 1999.

         During the two most recent fiscal years of the registrant and each subsequent interim period preceding June 15, 1999, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure of any reportable events.

         The reports of the former principal accountant on the financial statements of the registrant for the fiscal years ended March 31, 1998 and 1997 did not contain qualified opinions.

         The registrant's Board of Directors has approved the decision to change accountants.

         On June 15, 1999, the registrant engaged Freed, Maxick, Sachs & Murphy, PC as its principal accountant.


                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and Nasdaq. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

         The names, ages and positions of the Company's Directors and executive officers as of March 31, 1999 are listed below:


NAMES                         TITLE OR POSITION                          AGE

James A. Joyce                Chairman, Secretary, and Director          37

Franklyn S. Barry, Jr.        President/Chief Executive Officer,         59
                              Interim Chief Financial Officer,
                              and Director

Edward G. Broenniman          Director                                   63

         Resumes of Management follow:

     FRANKLYN S. BARRY, JR., PRESIDENT, CHIEF EXECUTIVE OFFICER, INTERIM CHIEF FINANCIAL OFFICER, AND DIRECTOR

     Mr. Barry has over 25 years of experience in managing and building companies. He has been the President and Chief Executive Officer of Hemex since April 1997. From 1994 to April 1997, Mr. Barry was a private consultant. Included among his prior experiences are tenures as President of Fisher-Price and as co-founder and CEO of Software Distribution Services, which today operates as Ingram Micro-D, an international distributor of personal computer products. Mr. Barry serves on the Board of Directors of both publicly-traded and privately-owned businesses in several different industries. Mr. Barry received a B.A. from Harvard College and an M.B.A. from the Harvard Graduate School of Business Administration.

     JAMES A. JOYCE, CHAIRMAN, SECRETARY, AND DIRECTOR

     Mr. Joyce is the founder of Aethlon, Inc. Since 1993, Mr. Joyce has served as the Chief Executive Officer of James Joyce & Associates, a management consulting and investment banking organization that specializes in the structure and placement of private and public equity offerings. Most recently, he advised in the structure and placement of over $20 million in private equity on behalf of a publicly-traded computer distribution company, and served as a board member and advisor in the initial public offering of a biomedical company. Previously, Mr. Joyce was Chief Executive Officer of Mission Labs, Inc. and a principal in charge of U.S. operations for London Zurich Securities, Ltd. Mr. Joyce received a B.A. from the University of Maryland.

     EDWARD G. BROENNIMAN, DIRECTOR

     Mr. Broenniman has 30 years of management and executive experience with high-tech, privately-held growth firms where he has served as a CEO, COO, or corporate advisor, using his expertise to focus management on increasing profitability and stockholder value. Mr. Broenniman recently served on the Board of Directors of publicly-traded QuesTech (acquired by CACI International), and currently serves on the Boards of four privately-held firms, the Dingham Center for Entrepreneurship's Board of Advisors at the University of Maryland, and the Board of the Association for Corporate Growth. Mr. Broenniman holds an M.B.A. degree from Stanford University and a B.A. degree from Yale University.

ITEM 10.     EXECUTIVE COMPENSATION

         During the fiscal year ended March 31, 1999, no officer of the Company received compensation in excess of $100,000. Franklyn S. Barry, Jr., the Company's Chief Executive Officer, was entitled to receive a salary of $108,000 for the fiscal year ended March 31, 1999; however, he received only $18,000 of the salary due him and has deferred the balance owing.

         In April 1999, the Company entered into three-year employment agreements with James A. Joyce, the Company's Chairman of the Board, and Mr. Barry. Mr. Joyce's agreement provides for base compensation of $108,000 per year, and Mr. Barry's agreement provides for base compensation of $120,000 per year. The agreements also provide that the employees are eligible to receive the Company's standard benefits package and participation in an incentive compensation program approved by the Board of Directors.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of the date June 28, 1999.


                                                                                                      Percent
                                                                               Number                   of
Name                             Title                                      of Shares (1)              Class
----                             -----                                      -------------             -------
James A. Joyce                     Chairman, Secretary,                        675,400                26.0%
                                   and Director

Franklyn S. Barry, Jr.             President/Chief Executive                   418,593 (2)            13.9% (2)
                                   Officer, Interim Chief Financial
                                   Officer, and Director

Edward G. Broenniman               Director                                    255,874 (3)             9.9%

Clara Ambrus                       Chief Scientific Officer and                450,279                17.4%
                                   Director of Hemex

Deborah Salerno                    Shareholder                                 425,000                16.4%

Thomas Wolf                        Shareholder                                 131,820                 5.1%

All directors and executive                                                  1,349,867 (4)            44.9% (4)
officers of Company as a group
(3 persons)

------------------------
(1) Assumes 2,595,000 shares outstanding based on the exchange of all of the shares of Aethlon and Hemex in accordance with the Aethlon and Hemex Agreements.

(2) Includes 412,500 shares issuable upon the exercise of presently-exercisable non-qualified stock options which the Company has agreed to issue; however, no agreement has been executed as of the date of this report. The percentage ownership for Mr. Barry is based on 3,007,500 shares outstanding, assuming the exercise of the 412,500 options.

(3) Includes 201,989 shares owned of record by Linda Broenniman, Mr. Broenniman's wife.

(4) Includes 412,500 shares issuable upon the exercise of presently-exercisable incentive stock options held by Mr. Barry. The percentage ownership is based on 3,007,500 shares outstanding, assuming the exercise of the 412,500 options.

ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.

ITEM  13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report on Form 10-KSB:

       1.  Financial Statements for the periods ended March 31, 1999 and 1998:

                           Independent Auditors' Reports
                           Statements of Operations
                           Balance Sheet
                           Statements of Cash Flows
                           Statements of Stockholders' Deficiency
                           Notes to Financial Statements

       2.  Exhibits

         The following exhibits are being filed with this Annual Report on Form 10-KSB and/or are incorporated by reference therein in accordance with the designated footnote references:

 3.1     Articles of Incorporation and Bylaws of the Company (1)

10.1 Employment Agreement between the Company and Franklyn S. Barry, Jr. dated April 1, 1999.

10.2 Employment Agreement between the Company and James A. Joyce dated April 1, 1999.

10.3 Agreement and Plan of Reorganization Between the Registrant and Aethlon, Inc. dated March 10, 1999 (2)

10.4 Agreement and Plan of Reorganization Between the Registrant and Hemex dated March 10, 1999 (2)

23.1     Independent Auditors' Consent - Freed, Maxick, Sachs & Murphy, P.C.

27       Financial Data Schedule Worksheet

------------------------

(1) Filed with the Company's Registration Statement on Form SB-2 and incorporated by reference.

(2)      Filed with the Company's Current Report on Form 8-K dated
         March 10, 1999.

(b)      Reports on Form 8-K.

          Current Report on Form 8-K dated March 10, 1999 (filed with the SEC on March 15, 1999) relating to the Aethlon and Hemex Reorganizations.

          Current Report on Form 8-K/A dated March 10, 1999 (filed with the SEC on May 25, 1999) relating to the Aethlon and Hemex Reorganizations.

          Current Report on Form 8-K dated June 15, 1999 (filed with the SEC on June 21, 1999) relating to the change of the Company's independent auditors.

          Current Report on Form 8-K/A dated June 15, 1999 filed on July 12, 1999 relating to the change of the Company's independent auditors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of July 1999.


                             By:  /s/Franklyn S. Barry, Jr.
                                  ----------------------------
                                  Franklyn S. Barry, Jr.,
                                  Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                        TITLE                           DATE
/s/James A. Joyce                   Chairman of the Board              July 15, 1999
---------------------------         Secretary, Director
James A. Joyce


/s/Franklyn S. Barry, Jr.           Chief Executive Officer,           July 15, 1999
---------------------------         President, Interim Chief
Franklyn S. Barry, Jr.              Financial Officer, Director
                                    (Principal Accounting Officer)


---------------------------         Director                           July ___, 1999
Edward G. Broenniman

                                                                    CONSOLIDATED
                                                                FINANCIAL REPORT

                                                           BISHOP EQUITIES, INC.
                                                   (D/B/A AETHLON MEDICAL, INC.)
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                 MARCH 31, 1999

                              BISHOP EQUITIES, INC.
                          (D/B/A AETHLON MEDICAL, INC.)
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                    CONTENTS

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                                              Pages
                                                                                              -----
INDEPENDENT AUDITOR'S REPORT.................................................................   1


CONSOLIDATED FINANCIAL STATEMENTS:

   Statements of Operations..................................................................   2

   Balance Sheets............................................................................   3

   Statements of Cash Flows..................................................................   4

   Statement of Stockholders' Deficiency.....................................................   5


NOTES TO THE FINANCIAL STATEMENTS...........................................................  6 - 11


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Bishop Equities, Inc. and Subsidiaries
Buffalo, New York


         We have audited the accompanying consolidated balance sheets of Bishop Equities, Inc. (d/b/a Aethlon Medical, Inc.) and Subsidiaries (A Development Stage Enterprise) as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period from January 31, 1984 (inception) to March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bishop Equities, Inc. (d/b/a Aethlon Medical, Inc.) and Subsidiaries (A Development Stage Enterprise) as of March 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and from January 31, 1984 (inception) to March 31, 1999 in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               FREED MAXICK SACHS & MURPHY, P.C.


Buffalo, New York
June 18, 1999

               BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED MARCH 31,

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                                                         CUMULATIVE
                                                                                                           DURING
                                                                                                         DEVELOPMENT
                                                                                                        STAGE THROUGH
                                                                     1999               1998           MARCH 31, 1999
                                                                -------------       -------------      --------------
REVENUE:
     Grant income                                              $        -          $        -          $    1,424,012
     Subcontract income                                                 -                   -                  73,746
     Sale of research and development                                   -                   2,810              35,810
     Other income                                                       -                  17,225              17,225
     Interest income                                                    -                   -                  17,415
                                                                -------------       -------------       -------------
         Total revenue                                                  -                  20,035           1,568,208

EXPENSES:
     Personnel costs                                                  221,779             295,678           2,847,496
     Professional fees                                                 45,887              50,501             316,980
     Rent and utilities                                                32,429              37,916             255,889
     Depreciation                                                      16,287              17,423             123,820
     Interest                                                          13,823              34,211              90,761
     Amortization                                                       8,171               8,171              34,727
     Office expense                                                     5,715               3,150             159,798
     Travel and meetings                                                5,325              22,077             117,417
     Miscellaneous                                                      3,131               4,121              98,303
     Equipment and maintenance                                          1,674                  46             164,699
     Laboratory supplies                                                  180              12,055              99,733
     Research and development consultation                              -                  25,548             240,463
     Subcontract expense                                                -                   -                 195,964
     Contractual costs                                                  -                   -                 192,112
     Dues and subscription                                              -                   -                  13,596
     Insurance                                                         (2,347)              2,769              57,311
                                                                -------------       -------------       -------------
         Total expenses                                               352,054             513,666           5,009,069
                                                                -------------       -------------       -------------

Loss before income tax provision (benefit)                           (352,054)           (493,631)         (3,440,861)

Income tax provision (benefit)                                            625              (1,759)              6,173
                                                                -------------       --------------      -------------

NET LOSS                                                       $     (352,679)     $     (491,872)     $   (3,447,034)
                                                                -------------       --------------      -------------
                                                                -------------       --------------      -------------

PER SHARE:
     Net loss $                                                          (.23)         $     (.39)        $     (2.67)

                                                                -------------       --------------      -------------
                                                                -------------       --------------      -------------
     Weighted average number of
      common shares outstanding                                     1,506,833           1,274,000           1,289,352
                                                                -------------       --------------      -------------
                                                                -------------       --------------      -------------

                             See accompanying notes.

               BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS
                                    MARCH 31,

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


         ASSETS                                                                     1999                    1998
                                                                                -------------           -------------
CURRENT ASSETS:
     Cash                                                                      $        3,052          $       1,232
                                                                                -------------           ------------
         Total current assets                                                           3,052                  1,232

EQUIPMENT, NET                                                                         33,608                 49,895

PATENTS, NET                                                                           45,413                 53,584
                                                                                -------------           ------------

         TOTAL ASSETS                                                          $       82,073          $     104,711
                                                                                -------------           ------------
                                                                                -------------           ------------

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable:
         Trade                                                                 $      252,178          $     197,096
         Related parties                                                              158,306                180,158
     Deferred compensation                                                            310,008                   -
     Accrued liabilities                                                               63,577                 53,713
     Due to stockholder                                                                 2,500                   -
                                                                                -------------           -------------
         Total current liabilities                                                    786,569                430,967

DEFERRED COMPENSATION                                                                   -                    411,672

LOANS PAYABLE - STOCKHOLDERS                                                            -                    367,883

STOCKHOLDERS' DEFICIENCY:
     Common stock - $.001 par value, 25,000,000
      shares authorized, 2,595,000 (1,274,000 - 1998)
      shares issued and outstanding                                                     2,595                  1,274
     Additional paid in capital                                                     2,739,943              1,987,270
     Deficit accumulated during development stage                                  (3,447,034)            (3,094,355)
                                                                                --------------          --------------
         Total stockholders' deficiency                                              (704,496)            (1,105,811)
                                                                                --------------          --------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $       82,073          $     104,711
                                                                                -------------           --------------
                                                                                -------------           --------------


                             See accompanying notes.

               BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED MARCH 31,

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                                                         CUMULATIVE
                                                                                                           DURING
                                                                                                         DEVELOPMENT
                                                                                                        STAGE THROUGH
                                                                     1999               1998           MARCH 31, 1999
                                                                -------------       -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $ (352,679)          $(491,872)        $(3,447,034)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation                                                  16,287              17,423             123,820
         Amortization                                                   8,171               8,171              34,727
         Deferred compensation forgiven                                37,600              75,200             217,223
         Decrease in assets:
              Prepaid insurance                                         -                   4,909               -
         Increase in liabilities:
              Accounts payable                                         12,838             104,228             390,634
              Accrued expenses                                         77,074              18,918             130,815
              Deferred compensation                                    77,959             109,935             310,007
                                                                -------------       -------------       -------------
         NET CASH USED BY OPERATING ACTIVITIES                       (122,750)           (153,088)         (2,239,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                              -                   -                (157,428)
     Purchase of patents                                                -                   -                 (80,740)
                                                                -------------       -------------       --------------
         NET CASH USED BY INVESTING ACTIVITIES                          -                   -                (238,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Loans from stockholders                                            -                 120,000             370,384
     Advance from affiliate                                           122,100               -                 122,100
     Net proceeds from issuance of common stock                         2,470              22,000           1,988,544
                                                                -------------       -------------       -------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                    124,570             142,000           2,481,028
                                                                -------------       -------------       -------------

NET INCREASE (DECREASE) IN CASH                                         1,820             (11,088)              3,052
Cash - beginning of year                                                1,232              12,320               -
                                                                -------------       -------------       -------------
Cash - end of year                                             $        3,052      $        1,232      $        3,052
                                                                -------------       -------------       -------------
                                                                -------------       -------------       -------------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                              $       -           $        -           $      23,580
                                                                -------------       -------------       -------------
                                                                -------------       -------------       -------------

         Income taxes                                          $          325      $        1,097      $        5,812
                                                                -------------       -------------       -------------
                                                                -------------       -------------       -------------

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
     Loans converted to common stock                           $      435,094      $        -          $      435,094
                                                                -------------       -------------       -------------
                                                                -------------       -------------       -------------

     Net assets of entities acquired in exchange
      for the issuance of common stock                         $      119,014      $        -          $      119,014
                                                                -------------       -------------       -------------
                                                                -------------       -------------       -------------

                             See accompanying notes.

               BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                COMMON STOCK
                                       --------------------------         PAID IN          ACCUMULATED
                                           SHARES        AMOUNT           CAPITAL            DEFICIT           TOTAL
                                       ------------     ---------      -------------     ---------------   --------------
BALANCE AT APRIL 1, 1997                  1,274,000    $    1,274     $    1,987,270    $    (2,602,483)  $     (613,939)

Net loss - 1998                               -             -                  -               (491,872)        (491,872)
                                       ------------     ---------      -------------     ---------------   --------------

BALANCE AT MARCH 31, 1998                 1,274,000         1,274          1,987,270         (3,094,355)      (1,105,811)

Conversion of loans payable -
 stockholders into Hemex
 common stock (Note 6)                       76,000            76            435,018              -              435,094

Issuance of common stock for
 acquisition of Bishop (Note 3)             511,500           511             (2,437)             -               (1,926)

Issuance of common stock for
 acquisition of Aethlon (Note 3)            733,500           734            102,869              -              103,603

Forgiven employee/stockholder
 deferred compensation (Note 5)               -             -                217,223              -              217,223

Net loss - 1999                               -             -                  -               (352,679)        (352,679)
                                       ------------     ---------      -------------     ---------------   --------------

BALANCE AT MARCH 31, 1999                 2,595,000    $    2,595     $    2,739,943    $    (3,447,034)  $     (704,496)
                                       ------------     ---------      -------------     ---------------   --------------
                                       ------------     ---------      -------------     ---------------   --------------


                             See accompanying notes.

               BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STATE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Bishop Equities, Inc. (doing business as Aethlon Medical Inc.) (Bishop) and its wholly owned subsidiaries, Hemex, Inc. (Hemex) and Aethlon, Inc. (Aethlon) (collectively the Company). All significant intercompany balances and transactions have been eliminated.

         NATURE OF BUSINESS - Bishop, which was formerly a non-operating public shell, is the parent company to Aethlon and Hemex. Aethlon was incorporated on June 24, 1998 to acquire proprietary medical device technologies with the ability to be developed and commercialized on an international basis. Hemex was incorporated on January 31, 1984 and is a start-up research and development company involved in developing the Hemopurifier-TM- which is a medical device which removes toxic metals present in the bloodstream.

         To date the Company is in the initial stage of its operations and has not yet engaged in any commercial activities. Marketing of the Hemopurifier is subject to FDA approval.

         ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and receipts and expenditures during the reporting period. Actual results could differ from estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of the current assets and liabilities reported in the balance sheets approximate fair value due to their short term maturity.

         ACCOUNTING STANDARDS CHANGES - Effective fiscal 1998, the Company adopted SFAS 131, Disclosures about Segments and Related Information, which establishes standards for the way public companies report information about operating segments in both interim and annual financial statements and related disclosures. The Company is currently organized, managed and internally reported as one segment. The segment operates entirely within the United States.

         NET LOSS PER COMMON SHARE - In accordance with SFAS 128, dual presentation of basic and diluted earnings per share is required on the face of the statement of operations. Net loss per share is based upon the weighted average number of common shares outstanding during the periods presented. Outstanding stock options, warrants and convertible debentures have not been considered common stock equivalents because their assumed exercise would be anti-dilutive.

               BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STATE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EQUIPMENT AND DEPRECIATION - Equipment is recorded at cost. Depreciation has been determined using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended March 31, 1999 and 1998 was $16,287 and $17,423, respectively. Accumulated depreciation as of March 31, 1999 and 1998 amounted to $123,820 and $107,532, respectively.

         PATENTS AND AMORTIZATION - Three patents were acquired during the year ended December 31, 1994 from a stockholder in exchange for a note payable in the amount of $80,140. The patents are being amortized on the straight-line method over their remaining lives which expire between the years 2003 through 2005. Amortization for each of the years ended March 31, 1999 and 1998 was $8,171. Accumulated amortization as of March 31, 1999 and 1998 amounted to $34,727 and $26,556, respectively.

         RESEARCH, DEVELOPMENTAL AND ORGANIZATIONAL COSTS - Research, developmental and organizational costs are expensed as incurred.

         INCOME TAXES - Income taxes are computed in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes. Differences in basis for which deferred taxes are provided relate primarily to costs associated with research and development.


NOTE 2. - FINANCIAL CONDITION

         On March 10, 1999, Bishop acquired the outstanding stock of two privately held Development Stage Enterprises, Hemex and Aethlon, in order to pursue its commitment to become a significant developer and manufacturer of medical device technologies (see Note 3). Hemex has developed a proprietary and patented technology for the extracorporeal removal of toxic materials from the blood, and has completed its first clinical trial of one application of this technology. Aethlon was formed as a medical device acquisition company, whose mission will now be carried forward by Bishop. Management intends to seek other acquisitions in related medical device technologies while in the near term concentrating on the commercialization of the Hemex Hemopurifier-TM- product line. It is expected that, subject to FDA approval, commercialization of this product will begin on a limited basis in late 2000.

               BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STATE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


NOTE 2. - FINANCIAL CONDITION (CONTINUED)

         Since the acquisition of Hemex and Aethlon, the Company has undertaken an offering of short term debt in the amount of $750,000. Proceeds from this offering are expected to be available in July 1999. The Company has also received a letter from a major investment bank agreeing to use its best efforts in leading the private placement of the Company's common stock in the amount of $5 million to $7 million beginning in September 1999. Management believes that the financing provided by these two offerings, should they be completed, will be sufficient to meet the Company's cash needs, including the commercialization of the Hemopurifier-TM- products, for at least three years. Additional financing may be required in the case of further acquisitions.

         Management has several strategies for the conservation of capital while it is a Development Stage Enterprise. Management will invest principally in research and product development, and to a lesser extent in marketing, planning and development. Strategic partnerships and subcontracting relationships are planned for direct sales, distribution and manufacturing activities related to the Hemex product line. Careful management of general and administrative expenses, including the use of part-time experts in specific functions, will minimize "burn rate" during the pre-revenue phase.

         The Company has sustained substantial operating losses in recent years, and expects to do so for two additional years. Also, its current liabilities exceed its current assets by $763,710 at March 31, 1999. Management believes that the actions described above will provide the basis for the Company to transition from a Development Stage Enterprise and commence principal operations, but can offer no assurances that its present plans will be sufficiently successful to enable the Company to continue to operate as a going concern.


NOTE 3. - CAPITAL TRANSACTION

         In February 1999, Bishop (a non-operating public shell) entered into a merger agreement with Hemex and Aethlon whereby Bishop issued 1,350,000 and 733,500 shares of its common stock to Hemex and Aethlon, respectively, in exchange for 100% of their outstanding shares. Hemex and Aethlon survived as the operating entities and wholly-owned subsidiaries of Bishop. Bishop, who is currently doing business as Aethlon Medical, Inc., is in the process of formally changing its name to Aethlon Medical, Inc..

         As a result of the merger, the Hemex shareholders became the majority owners of the Company and have effective operating control. Accordingly, the transaction has been accounted for as a reverse acquisition whereby Hemex is deemed to be the accounting acquirer of Bishop and Aethlon through the issuance of stock for their net monetary assets, followed by a recapitalization. The assets and liabilities of Aethlon and Bishop have been recorded at their historical cost, which approximated their fair market value. The results of operations include those of Bishop and Aethlon since the date of acquisition. Hemex has changed its fiscal year end from December 31 to that of Bishop, with Aethlon also adopting Bishop's fiscal year.

               BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STATE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


NOTE 3. - CAPITAL TRANSACTION (CONTINUED)

         The following is a proforma summary of the results of operations had Hemex, Bishop and Aethlon been combined as of April 1, 1997:

                                                            1999                    1998
                                                       -------------           -------------
          Net loss                                    $    (465,428)           $   (495,471)
                                                       -------------           -------------
                                                       -------------           -------------


NOTE 4. - LEASES

         The Company rents laboratory space from the University of Buffalo Foundation on a month to month basis. Total rent expense for the years ended March 31, 1999 and 1998 was $32,429 and $37,916, respectively.


NOTE 5. - DEFERRED COMPENSATION

         The Company has accrued but unpaid compensation obligations (deferred compensation) with two of its present officers/stockholders and two stockholders who are former officers. The Company has entered into an agreement with the individuals, the terms of which require the Company to compensate the individuals the amount owed as soon as the Company has funds available. To facilitate the capital transaction described in Note 3, the employees have agreed to accept a discounted amount as full payment of the deferred compensation. As a result, the deferred compensation liability presented in the accompanying financial statements has been discounted by 40 percent, reflecting the amount of funds management estimates will be available from a proposed private placement (see Note 2) to satisfy the payment of the deferred compensation. The amounts discounted and forgiven by the employee/stockholders in the amount of $217,223 have been recorded as an increase in additional paid in capital at March 31, 1999.


NOTE 6. - LOANS PAYABLE - STOCKHOLDERS

                  As of March 31, 1998, the Company had convertible loans payable to certain stockholders of Hemex aggregating $367,883. The loans accrued interest at rates ranging from 8% to 14%. The loans were convertible into shares of Hemex common stock at the rate of one share per $250 of outstanding loan balance. At December 31, 1998, outstanding loan balances of $367,883 along with accrued interest of $67,211 were converted into 1,740 shares of Hemex's common stock. Interest expense related to these loans for the years ended March 31, 1999 and 1998 amounted to $13,823 and $34,211, respectively.

               BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STATE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NOTE 7. - INCOME TAXES

         The Company has elected under Internal Revenue Code, Section 174, to capitalize for income tax purposes all research and development expenditures incurred in conjunction with its product development process. Net costs associated with the research and development process amount to approximately $3,224,000 at March 31, 1999. When the Company realizes benefits from such expenditures, the costs will be amortized over a period of 60 months.

         A valuation allowance has been provided for 100 percent of the deferred tax asset as realization of the asset is contingent upon Food and Drug Administration approval of the HemopurifierTM and the Company generating sufficient taxable income to offset the research and development amortization expenses.

         The Company's deferred tax assets as of March 31, 1999 and 1998 consist of:

                                                                                              MARCH 31,
                                                                                -------------------------------------
                                                                                    1999                    1998
                                                                                -------------           -------------
              FEDERAL:
                  Deferred tax asset                                           $      484,110          $      437,074
                  Valuation allowance                                                 484,110                 437,074
                                                                                -------------           -------------

                                                                               $        -              $        -
                                                                                -------------           -------------
                                                                                -------------           -------------

              STATE:
                  Deferred tax asset                                           $      258,192          $      233,106
                  Valuation allowance                                                 258,192                 233,106
                                                                                -------------           -------------

                      Net deferred tax asset                                   $        -              $        -
                                                                                -------------           -------------
                                                                                -------------           -------------

NOTE 8. - RELATED PARTY TRANSACTIONS

         In addition to the stockholder loans payable, the officers of the Company and other related entities regularly pay expenses on behalf of the Company. The officers also advance the Company funds to cover short-term working capital shortages. These non interest-bearing amounts have been included as accounts payable - related parties in the accompanying financial statements.

               BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STATE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NOTE 9 - SUBSEQUENT EVENTS

         Subsequent to the end of the fiscal year, the Company entered into an agreement to issue up to $750,000 of debt in units of $25,000 in a private placement offering. Each unit will contain a 12% interest rate and warrants to purchase 12,500 shares of common stock at a price of five dollars per share for a five-year term. The warrants may be called by the Company upon meeting certain per share market price goals.