Form 10KSB40/A
period 1999-03-31
BISHOP EQUITIES INC
filed 1999-07-20
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

  ---------------------------------------------------------------------------

                                  FORM 10-KSB/A
(MARK ONE)

(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1999

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          For transition period from       to
                                                     -----    -----

                         Commission File Number 0-21846

                              BISHOP EQUITIES, INC.
                 (Name of Small Business issuer in its charter)

                NEVADA                                  13-3632859
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


     7825 FAY AVENUE, SUITE 200,
         LAJOLLA, CALIFORNIA                               92037
(Address of Principal Executive Office)                 (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (619) 456-5777

                             ----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                             ON WHICH REGISTERED:
     -------------------                             --------------------
                  NONE                               NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK -- $.001 PAR VALUE
                                (TITLE OF CLASS)



     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X
                         ---

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. X
            ---

     There have been the following changes to Part II, Item 5 which was contained in the annual report on Form 10-KSB for the fiscal year ended March 31, 1999, filed on July 15, 1999.

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

   1999       HIGH BID           LOW BID
1st Quarter     $8.00             $7.75

   1998
4th Quarter     $7.75             $7.50
3rd Quarter     $7.50             $5.00
2nd Quarter     $5.50             $5.50
1st Quarter     $6.50             $5.50

   1997
4th Quarter     $6.50             $6.50
3rd Quarter     $6.50             $6.00
2nd Quarter     $6.50             $6.50

     There are approximately 100 record holders of the Company's Common Stock.

     All other portions of the previously filed annual report on Form 10-KSB dated March 31, 1999, remain unchanged.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of July 1999.


                        By:   /s/Franklyn S. Barry, Jr.
                              -------------------------------------------------
                              Franklyn S. Barry, Jr., Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                   TITLE                 DATE
/s/James A. Joyce                   Chairman of the Board              July 19, 1999
---------------------------         Secretary, Director
James A. Joyce




/s/Franklyn S. Barry, Jr.           Chief Executive Officer,           July 19, 1999
---------------------------         President, Interim Chief
Franklyn S. Barry, Jr.              Financial Officer, Director
                                    (Principal Accounting Officer)



                                    Director                           July ___, 1999
---------------------------
Edward G. Broenniman