Form 10QSB
period 1999-06-30
BISHOP EQUITIES INC
filed 1999-08-16
CIK 882291

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

(  X  )     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

                                       OR

(     )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-21846

                              BISHOP EQUITIES, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                     13-3632859
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)


          7825 FAY AVENUE, SUITE 200
             LAJOLLA, CALIFORNIA                             92037
    (Address of Principal Executive Office)               (Zip Code)

        Registrant's telephone number, including area code (619) 456-5777

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         As of June 30, 1999, the registrant had 2,686,500 shares outstanding of its Common Stock, $.001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements:

     Consolidated Balance Sheets (unaudited) at June 30, 1999
     and March 31, 1999....................................................

     Consolidated Statements of Operations (unaudited) for the
     three months ended June 30, 1999 and 1998.............................

     Consolidated Statements of Cash Flows (unaudited)
     for the three months ended June 30, 1999 and 1998.....................

     Notes to Consolidated Financial Statements............................

     Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations.........................


PART II.  OTHER INFORMATION................................................


SIGNATURES    .............................................................

                                     PART I

                              FINANCIAL INFORMATION



ITEM 1.       FINANCIAL STATEMENTS


INSERT FROM AUDITORS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         The Company experienced a net increase in cash of $558 during the first quarter of Fiscal Year 1999. Cash of $ 60,000 was provided by the initial proceeds from a private placement of 12-month notes bearing interest of 12%. Cash of $59,442 was used to fund certain current operating expenses related to the reorganization of the Company after the acquisition of Aethlon, Inc. and Hemex, Inc. in the last month of the previous quarter.

         During the first quarter the Company's accounts payable increased by $29,204, principally for legal and accounting fees incurred in the reorganization of the Company. Deferred compensation earned but not taken by three officers during the quarter increased by $80,000.

         The principal cash requirements for the balance of Fiscal Year 2000 will be for (1) completion of the restructuring of the Company following the reorganization with Aethlon, Inc. and Hemex, Inc., including filling certain scientific and business positions, leasing a larger office and laboratory facility for the Hemex, Inc. subsidiary, and the purchase of laboratory and business equipment, (2) expenses related to completion of the aforementioned debt offering, as well as a planned private placement of the Company's common stock in the amount of $5 million to $7 million, and (3) the start of clinical trials and other expenses related to the development and commercialization of the Hemex line of medical devices for the extracorporeal removal of metal intoxicants from the blood.

         The implementation of the Company's business plan is dependent upon its ability to raise capital. The Company has undertaken a private placement of $750,000 principal amount of 12-month notes bearing interest at 12% per annum. The Company has also received a letter from an investment banker agreeing to use its best efforts to sell $5.0 million of the Company's common stock in a private placement anticipated to commence in September 1999. The Company believes that the successful completion of these offerings will satisfy the Company's anticipated cash requirements related to the development of the Company and of the Hemex subsidiary business and products for three years; however, additional financing may be required in the case of further acquisitions or to develop other technologies.

RESULTS OF OPERATIONS

         The Company is in the initial stages of its operations and has not yet engaged in any commercial activities. As a development stage enterprise, the company had no revenue in the quarter ended June 30, 1999. From inception, revenue has been $1,568,000, of which $1,424,000 was grant income.

         Expenses in the quarter ended June 30, 1999 were $178,057. Expenses from inception to June 30, 1999 were $5,187,126.

         The net loss for the quarter ended June 30, 1999 was $178,113 or $.07 per common share. The loss from inception to June 30, 1999 was $3,625,147 or $2.81 per common share.

YEAR 2000 MATTERS

         The inability of computers, software, and other equipment utilizing microprocessors to recognize and properly process date fields containing a two digit year reference such as "00" for the year 2000 is commonly referred to as the Year 2000 issue. Any of the Company's computer programs that utilize two digit years may recognize "00" as the year 1900 rather than the year 2000. Such recognition problems could cause disruptions of operations, including the inability to perform essential business tasks.

         The Company has identified all significant applications that could require modification to address the Year 2000 issue. Testing of these applications is complete, and no modification has been found necessary.

         The Company has no third party vendors whose inability to comply with the Year 2000 issue would disrupt the management and operations of the Company.


FORWARD LOOKING STATEMENT

         All statements, other than statements of historical fact, included in this Form 10-QSB are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("the Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Bishop Equities, Inc. ("the Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation, completion of the Company's capital-raising activities, FDA approval of the Company's products, other regulations, patent protection of the Company's proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-QSB and the Company assumes no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
   AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

FINANCIAL REPORT
AS OF JUNE 30, 1999
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                TABLE OF CONTENTS


                                                                         PAGE

        INDEPENDENT ACCOUNTANT'S REPORT                                      1


        CONSOLIDATED STATEMENTS OF OPERATIONS AND                            2
          ACCUMULATED DEFICIT


        CONSOLIDATED BALANCE SHEET                                           3


        CONSOLIDATED STATEMENTS OF CASH FLOWS                                4


        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                       5
          (DEFICIT)


        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           7






--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Bishop Equities, Inc. and Subsidiaries
Buffalo, New York

We have reviewed the accompanying consolidated balance sheets of Bishop Equities, Inc. (d/b/a Aethlon Medical, Inc.) and Subsidiaries (A Development Stage Enterprise) as of June 30, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the three-months years then ended and for the period from January 31, 1984 (inception) to June 30, 1999. These financial statements are the responsibility of the Company's management.

The March 31, 1999 financial statements were audited by other auditors whose report dated June 18, 1999, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. No audit procedures have been performed since that date.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are so described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gainer Metzler Kriner & Co LLP

August 13, 1999

BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
   AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
REVIEW
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                    FOR THE THREE    FOR THE YEAR  CUMULATIVE DURING
                                                     MONTHS ENDED        ENDED     DEVELOPMENT STAGE
                                                       JUNE 30,        MARCH 31,   THROUGH JUNE 30,
                                                         1999             1999            1999
                                                      (UNAUDITED)      (AUDITED)
REVENUE
         Grant income                              $      --        $      --        $ 1,424,012
         Subcontract income                               --               --             73,746
         Sale of research and development                 --               --             35,810
         Other income                                     --               --             17,225
         Interest Income                                  --               --             17,415
                                                   -----------      -----------      -----------
                  Total revenue                           --               --          1,568,208
EXPENSES
         Personnel costs                                88,087          221,779        2,935,583
         Research and development consultation            --               --            240,463
         Subcontract expense                              --               --            195,964
         Contractual costs                                --               --            192,112
         Rent and utilities                              8,486           32,429          264,375
         Equipment and maintenance                        --              1,674          164,699
         Office expense                                  6,914            5,715          166,712
         Professional fees                              65,729           45,887          382,709
         Miscellaneous                                      18            3,131           98,321
         Depreciation                                    2,325           16,287          126,145
         Travel and meetings                             3,840            5,325          121,257
         Insurance                                        --             (2,347)          57,311
         Laboratory supplies                              --                180           99,733
         Interest                                          615           13,823           91,376
         Amortization                                    2,043            8,171           36,770
         Dues and subscription                            --               --             13,596
                                                   -----------      -----------      -----------
                  Total expenses                       178,057          352,054        5,187,126
                                                   -----------      -----------      -----------
LOSS BEFORE INCOME TAXES                              (178,057)        (352,054)      (3,618,918)
PROVISION FOR INCOME TAXES                                  56              625            6,229
                                                   -----------      -----------      -----------
NET LOSS                                           $  (178,113)     $  (352,679)     $(3,625,147)
                                                   -----------      -----------      -----------
                                                   -----------      -----------      -----------
PER SHARE:
         Net loss                                  $     (0.07)     $     (0.23)     $     (2.81)
                                                   -----------      -----------      -----------
                                                   -----------      -----------      -----------
         Weighted average number of
           common shares outstanding                 2,686,500        1,522,083        1,290,357
                                                   -----------      -----------      -----------
                                                   -----------      -----------      -----------

--------------------------------------------------------------------------------

                                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT.

BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
   AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEET
REVIEW
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                        JUNE 30,          MARCH 31,
                                                          1999              1999
AS OF                                                 (UNAUDITED)         (AUDITED)
ASSETS
  Current assets
       Cash and cash equivalents                     $     3,610      $     3,052
                                                     -----------      -----------
         Total current assets                              3,610            3,052
  Property and equipment, net                             31,283           33,608
  Patents, net                                            43,370           45,413
                                                     -----------      -----------
         Total assets                                $    78,263      $    82,073
                                                     -----------      -----------
                                                     -----------      -----------
LIABILITIES
  Current liabilities
       Accounts payable:
         Trade                                       $   251,055      $   232,371
         Related parties                                 168,826          158,306
       Accrued liabilities                               143,361           63,577
       Deferred compensation                             317,823          310,008
       Loans payable - stockholders                       60,000             --
       Due to stockholder                                   --              2,500
                                                     -----------      -----------
         Total current liabilities                       941,065          766,762
STOCKHOLDERS' EQUITY (DEFICIT)
       Common Stock - $.001 par value                      2,686            2,686
         25,000,000 shares authorized, 2,686,500
         shares issued and outstanding
       Additional paid in capital 2,759,659            2,759,659
       Retained earnings (deficit)                    (3,625,147)      (3,447,034)
                                                     -----------      -----------
         Total stockholders' equity (deficit)           (862,802)        (684,689)
                                                     -----------      -----------
         Total liabilities and
           stockholders' equity (deficit)            $    78,263      $    82,073
                                                     -----------      -----------
                                                     -----------      -----------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT.

BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
   AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS
REVIEW
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                           FOR THE THREE     FOR THE YEAR      CUMULATIVE
                                                           MONTHS ENDED          ENDED            DURING
                                                             JUNE 30,          MARCH 31,       DEVELOPMENT
                                                               1999              1999         STAGE THROUGH
                                                           (UNAUDITED)        (AUDITIED)      JUNE 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $  (178,113)     $  (352,679)     $(3,625,147)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation                                                  2,325           16,287          126,145
    Amortization                                                  2,043            8,171           36,770
    Deferred compensation forgiven                                 --             37,600          217,223
  Changes in liabilities in noncash operating activities:
  (Increase) decrease in assets:
    Accounts payable                                             29,204           12,838          419,838
    Accrued expenses                                             77,284           77,074          208,099
    Deferred compensation                                         7,815           77,959          317,822
                                                           ------------      -----------      -----------
      Net cash used by operating activities                     (59,442)        (122,750)      (2,299,250)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                               --               --           (157,428)
  Purchase of patents                                              --               --            (80,740)
                                                           ------------      -----------      -----------
      Net cash used by investing activities                        --               --           (238,168)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in loan payable - stockholders                          60,000             --            430,384
Advances from subsidiary                                           --            122,100          122,100
Proceeds from issuance of common stock                             --              2,470        1,988,544
                                                           ------------      -----------      -----------
Net cash provided by financing activities                        60,000          124,570        2,541,028

NET INCREASE IN CASH                                                558            1,820            3,610
CASH, BEGINNING                                                   3,052            1,232             --
                                                           ------------      -----------      -----------
CASH, ENDING                                                $     3,610      $     3,052      $     3,610
                                                           ------------      -----------      -----------
                                                           ------------      -----------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash paid during the year for:
      Interest                                                     --       $         --      $    23,580
      Income taxes                                                 --                325            5,812
SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
    Loans converted to common stock and of Hemex            $      --        $   435,094      $   367,882
                                                           ------------      -----------      -----------
                                                           ------------      -----------      -----------
    Net assets of entities acquired in exchange
      for the issuance of common stock                      $      --        $   119,014      $   119,014
                                                           ------------      -----------      -----------
                                                           ------------      -----------      -----------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT.

BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
   AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
REVIEW
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                             COMMON STOCK                PAID IN        ACCUMULATED
                                         SHARES          AMOUNT          CAPITAL          DEFICIT           TOTAL

BALANCE AT APRIL 1, 1997               1,274,000     $     1,274      $ 2,091,693      $(2,602,483)     $  (509,516)

Forgiven employee/stockholder
deferred compensation                       --              --             75,200             --             75,200
Net Loss - 1998                             --              --               --           (491,872)        (491,872)
                                       ---------     -----------      -----------      -----------      -----------
BALANCE AT MARCH 31, 1998              1,274,000           1,274        2,166,893       (3,094,355)        (926,188)
Conversion of loans payable -
stockholders into Hemex
common stock (Note 6)                     76,000              76          435,018             --            435,094
Issuance of common stock for
acquisition of Bishop (Note 3)                       511,500 511           (2,437)            --             (1,926)
Issuance of common stock for
acquisition of Aetholon (Note 3)                     825,000 825          122,585             --            123,410
Forgiven employee/stockholder
deferred compensation (Note 5)              --              --             37,600             --             37,600
Net loss - 1999                             --              --               --           (352,679)        (352,679)
                                       ---------     -----------      -----------      -----------      -----------

BALANCE AT MARCH 31, 1999              2,686,500     $     2,686      $ 2,759,659      $(3,447,034)     $  (684,689)
Net loss three months ended
June 30, 1999                               --              --               --           (178,113)        (178,113)
                                       ---------     -----------      -----------      -----------      -----------
BALANCE AT JUNE 30, 1999               2,686,500     $     2,686      $ 2,759,659      $(3,625,147)     $  (862,802)
                                       ---------     -----------      -----------      -----------      -----------
                                       ---------     -----------      -----------      -----------      -----------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT.

BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
   AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 1999
REVIEW
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Bishop Equities, Inc. (doing business as Aethlon Medical, Inc.) (Bishop) and its wholly owned subsidiaries, Hemex, Inc. (Hemex) and Aethlon, Inc. (Aethlon) (collectively the Company). All significant intercompany balances and transactions have been eliminated.

        NATURE OF BUSINESS

        Bishop, which was formerly a non-operating public shell, is the parent company to Aethlon and Hemex. Aethlon was incorporated on June 24, 1998 to acquire proprietary medical device technologies with the ability to be developed and commercialized on an international basis. Hemex was incorporated on January 31, 1984 and is a start-up research and development company involved in developing the Hemopurifier which is a medical device which removes toxic metals present in the bloodstream.

        To date the Company is in the initial stage of its operations and has not yet engaged in any commercial activities.

        ESTIMATES

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and receipts and expenditures during the reporting period. Actual results could differ from estimates.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount reported in the balance sheets approximate fair value.

        ACCOUNTING STANDARDS CHANGES

        Effective fiscal 1998, the Company adopted SFAS 131, Disclosures about Segments and Related Information, which establishes standards for the way public companies report information about operating segments in both interim and annual financial statements and related disclosures.

        The Company is currently organized, managed and internally reported as one segment. The segments are determined based on differences in products, production processes and internal reporting. The segment operates entirely within the United States.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                        SEE ACCOUNTANT'S REPORT.

BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
   AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 1999
REVIEW
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


        NET LOSS PER COMMON SHARE

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

        EQUIPMENT AND DEPRECIATION

        Equipment is recorded at cost. Depreciation has been determined using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three-months ended June 30, 1999 was $2,325 and the year ended March 31, 1999 was $16,287. Accumulated depreciation as of June 30, 1999 amounted to $126,145 and as of March 31, 1999 amounted to $123,820.

        PATENTS AND AMORTIZATION

        Three patents were acquired in December 31, 1994 from a stockholder in exchange for a note payable in the amount of $80,140. The patents are being amortized on the straight-line method over their remaining lives. The patents expire between the years 2003 through 2005. Amortization for the three-months ended June 30, 1999 was $2,043 and the year ended March 31, 1999 was $8,171. Accumulated amortization as of June 30, 1999 amounted to $36,770 and as of March 31, 1999 amounted to $34,727.

        RESEARCH, DEVELOPMENTAL AND ORGANIZATIONAL COSTS

        Research, developmental and organizational costs are expensed as incurred.

        INCOME TAXES

        Income taxes are computed in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes. Differences in basis for which deferred taxes are provided relate primarily to cost associated with research and development.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                       SEE ACCOUNTANT'S REPORT.

BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
   AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 1999
REVIEW
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTE    2: FINANCIAL CONDITION


        On March 10, 1999, Bishop acquired the outstanding stock of two privately held Development Stage Enterprises, Hemex and Aethlon, in order to pursue its commitment to become a significant developer and manufacturer of medical device technologies (see Note 3). Hemex has developed a proprietary and patented technology for the extracorporeal removal of toxic materials from the blood, and has completed its first clinical trial of one application of this technology. Aethlon was formed as a medical device acquisition company, whose mission will now be carried forward by Bishop. Management intends to seek other acquisitions in related medical device technologies while in the near term concentrating on the commercialization of the Hemex Hemopurifier -TM-product line. It is expected that, subject to FDA approval, commercialization of this product will begin on a limited basis in late 2000.

        Since the acquisition of Hemex and Aethlon, the Company has undertaken an offering of short term debt in the amount of $750,000. Proceeds from this offering are expected to be available in August 1999. The Company has also received a letter from a major investment bank agreeing to use its best efforts in leading the private placement of the Company's common stock in the amount of $5 million to $7 million beginning in September 1999. Management believes that the financing provided by these two offerings, should they be completed, will be sufficient to meet the Company's cash needs, including the commercialization of the Hemopurifier products, for at least three years. Additional financing may be required in the case of further acquisitions.

        Management has several strategies for the conservation of capital while it is a Development Stage Enterprise. Management will invest principally in research and product development, and to a lesser extent in marketing planning and development. Strategic partnerships and subcontracting relationships are planned for direct sales, distribution and manufacturing activities related to the Hemex product line. Careful management of general and administrative expenses, including the use of part-time experts in specific functions, will minimize "burn rate" during the pre-revenue phase.

        The Company has sustained substantial operating losses in recent years, and expects to do so for two additional years, and its current liabilities exceed its current assets by $937,455 at June 30, 1999. Management believes that the actions described above will provide the basis for the Company to transition from a Development Stage Enterprise and commence principal operations, but can offer no assurances that its present plans will be sufficiently successful to enable the Company to continue to operate as a going concern.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                        SEE ACCOUNTANT'S REPORT.

BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
   AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 1999
REVIEW
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTE 3: CAPITAL TRANSACTION


        In February 1999, Bishop (a non-operating public shell) entered into a merger agreement with Hemex and Aethlon whereby Bishop issued 1,350,000 and 825,000 shares of its common stock to Hemex and Aethlon, respectively, in exchange for 100 percent of their outstanding shares. Hemex and Aethlon survived as the operating entities and wholly-owned subsidiaries of Bishop. Bishop, who is currently doing business as Aethlon Medical, Inc., is in the process of formally changing its name to Aethlon Medical, Inc..

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

        The following is a proforma summary of the results of operations had Hemex, Bishop and Aethlon been combined as of April 1, 1998:


                                                               1999

                         Net loss                                $(427,828)
                                                        --------------------
                                                        --------------------


NOTE 4: LEASES


        The Company rents laboratory space from the University of Buffalo Foundation on a month to month basis. Total rent expense for the three-months ended June 30, 1999 was $8,486 and the year ended March 31, 1999 was $32,429.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                        SEE ACCOUNTANT'S REPORT.

BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
   AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 1999
REVIEW
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTE 5: DEFERRED COMPENSATION


        The Company has deferred compensation agreements with two of its present employee/ stockholders and two former employee/stockholders. The terms of the agreements require the Company to compensate the individuals the amount owed as soon as the Company has funds available. To facilitate the capital transaction described in Note 3, the employees have agreed to accept a discounted amount as full payment of the compensation originally deferred. As a result, the deferred compensation liability presented in the accompanying financial statements has been discounted by 40 percent, reflecting the amount of funds management estimates will be available to satisfy the payment of the deferred compensation. The difference between the full amount owed and the discounted amount has been recorded as an increase in additional paid in capital. This additional paid in capital amounted to $-0- for the three-months ended June 30, 1999 and $37,600 for the year ended March 31, 1999. Deferred compensation expense for the three-months ended June 30, 1999 was $7,815 and the year ended March 31, 1999 totaled $115,558.

NOTE 6: LOANS PAYABLE - STOCKHOLDERS


        Stockholder loans payable consist of one year notes with interest payable quarterly at 12 percent per annum. At the option of the stockholders, these loans are convertible to the terms of the private placement debt offering as described in Note 8. Accrued interest on these loans amounted to $615 at June 30, 1999.

        During the year ended March 31, 1999, the Company had convertible loans payable to certain stockholders of Hemex aggregating $367,883. The loans accrued interest at rates ranging from 8 percent to 14 percent. The loans were convertible into shares of Hemex common stock at the rate of one share per $250 of outstanding loan balance. At December 31, 1998, outstanding loan balances of $367,883 along with accrued interest of $67,211 were converted into 1,740 shares of Hemex's common stock.

        Interest expense related to these loans for the three-months ended June 30, 1999 was $615 and for the year ended March 31, 1999 was $13,823.

NOTE 7: INCOME TAXES


        The Company has elected under Internal Revenue Code, Section 174, to capitalize for income tax purposes all research and development expenditures incurred in conjunction with its product development process. Net costs associated with the research and development process amount to approximately $3,556,000 at June 30, 1999. When the Company realizes benefits from such expenditures, the costs will be amortized over a period of 60 months.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                        SEE ACCOUNTANT'S REPORT.

BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
   AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 1999
REVIEW
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTE 7: INCOME TAXES


        A valuation allowance has been provided for 100 percent of the deferred tax asset as realization of the asset is contingent upon Food and Drug Administration approval of the Hemopurifier and the Company generating sufficient taxable income to offset the research and development amortization expenses.

        The Company's deferred tax assets consist of:

                                                              JUNE 30, 1999              MARCH 31, 1999

                  Federal:
                           Deferred tax asset                            $ 501,345               $    484,110
                           Valuation allowance                             501,345                    484,110
                                                                         ---------               ------------
                                                                         $   --                  $   --
                                                                         ---------               ------------
                                                                         ---------               ------------
                  State:
                           Deferred tax asset                             $267,384                   $258,192
                           Valuation allowance                             267,384                    258,192
                                                                         ---------               ------------
                                                                         $   --                  $   --
                                                                         ---------               ------------
                                                                         ---------               ------------


NOTE 8: RELATED PARTY TRANSACTIONS


        In addition to the stockholder loans payable, the officers of the Company and other related entities regularly pay expenses on behalf of the Company. The officers also advance the Company funds to cover short-term working capital shortages. These non interest-bearing amounts have been included as accounts payable - related parties in the accompanying financial statements.

NOTE 9: COMMITMENTS AND CONTINGENCIES


        The Company entered into an agreement to issue up to $750,000 of debt in units of $25,000 in a private placement offering. Each unit will contain a 12 percent interest rate and warrants to purchase 12,500 shares of common stock at a price of five dollars per share for a five-year term. The warrants may be called by the Company upon meeting certain per share market price goals.

        On April 1, 1999, the Company granted to its President options to purchase 412,500 shares of common stock at an exercise price of $3 per share. The options vest 18 months from the grant date and expire five years from the vesting date.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                        SEE ACCOUNTANT'S REPORT.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         On June 15, 1999, the Company filed a Current Report on Form 8-K regarding a change in the Company's certifying accountant. The Company dismissed its former principal accountant, Jody M. Weber, C.P.A., and engaged Freed, Maxick, Sachs & Murphy, PC as its independent auditors effective June 15, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BISHOP EQUITIES, INC.


Date:  August 16, 1999            By:   /s/ James A. Joyce
                                        -------------------------------------
                                        James A. Joyce, Chairman of the Board