Form 10QSB
period 1999-09-30
BISHOP EQUITIES INC
filed 1999-11-15
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

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

        Registrant's telephone number, including area code (619) 456-5777

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    ----

         As of September 30, 1999, the registrant had 2,595,000 shares outstanding of its Common Stock, $.001 par value.


PART I.  FINANCIAL INFORMATION
     Item 1.  Consolidated Financial Statements:

     Consolidated Balance Sheets (unaudited) at September 30, 1999 and March 31, 1999............................................................................  3

     Consolidated Statements of Operations (unaudited) for the
     three months ended September 30, 1999 and 1998................................................  4

     Consolidated Statements of Cash Flows (unaudited)
     for the three months ended September 30, 1999 and 1998........................................  5

     Notes to Consolidated Financial Statements....................................................  7

     Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations................................................. 11


PART II.  OTHER INFORMATION........................................................................ 13


SIGNATURES    ..................................................................................... 14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

                                                          SEPTEMBER 30,        MARCH 31,
                                                              1999               1999
As of                                                     (UNAUDITED)
                                                       ----------------     ---------------
ASSETS
CURRENT ASSETS
       Cash and cash equivalents                        $    29,381         $     3,052
                                                       -------------       -------------
         Total current assets                                29,381               3,052

PROPERTY AND EQUIPMENT, NET                                  33,048              33,608

OTHER ASSETS
Patents, net                                                 41,327              45,413
Deferred loan costs, net                                     12,291                --
                                                       -------------       -------------
         Total other assets                                  53,618                --

         Total assets                                   $   116,047              82,073
                                                       =============       =============
LIABILITIES
Current liabilities
       Accounts payable:
         Trade                                          $   322,531         $   252,178
         Related parties                                    238,125             158,306
       Notes payable                                        212,500             310,008
       Accrued liabilities                                  205,908              63,577
       Due to stockholder                                   325,835               2,500
                                                       -------------       -------------
         Total current liabilities                        1,304,899             786,569

STOCKHOLDERS' EQUITY (DEFICIT)
       Common Stock - $.001 par value                         2,595               2,595
         25,000,000 shares authorized, 2,595,000
         shares issued and outstanding
       Additional paid in capital                         2,690,750           2,739,943
       Retained earnings (deficit)                       (3,882,197)         (3,447,034)
                                                       -------------       -------------
         Total stockholders' equity (deficit)            (1,188,852)           (704,496)
                                                       -------------       -------------
         Total liabilities and
           stockholders' equity (deficit)               $   116,047              82,073
                                                       =============       =============


                             SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                 FOR THE THREE          FOR THE SIX        CUMULATIVE DURING
                                                 MONTHS ENDED           MONTHS ENDED       DEVELOPMENT STAGE
                                                 SEPTEMBER 30,          SEPTEMBER 30,           THROUGH
                                                     1999                   1999             SEPTEMBER 30,
                                                  (UNAUDITED)           (UNAUDITED)           (UNAUDITED)
                                                 -------------          -------------      -----------------
REVENUE
   Grant income                                   $      ---           $       ---            $ 1,424,012
   Subcontract income                                    ---                   ---                 73,746
   Sale of research and development                      ---                   ---                 35,810
   Other income                                          ---                   ---                 17,225
   Interest Income                                       ---                   ---                 17,415
                                                 -------------          ------------       ---------------
         Total revenue                                   ---                   ---              1,568,208

EXPENSES
   Personnel costs                                    116,606               204,693             3,052,189
   Research and development consultation                 ---                   ---                240,463
   Subcontract expense                                   ---                   ---                195,964
   Contractual costs                                     ---                   ---                192,112
   Equipment and maintenance                             ---                   ---                164,699
   Rent and office expense                             18,758                34,158               449,845
   Professional fees                                   38,923               104,652               421,632
   Miscellaneous                                        3,502                 3,520               101,823
   Depreciation                                         2,439                 4,764               128,584
   Travel and meetings                                  5,631                 9,471               126,888
   Insurance                                            6,271                 6,271                63,582
   Laboratory supplies                                   ---                   ---                 99,733
   Interest                                             4,190                 4,805                95,566
   Amortization                                         3,502                 5,545                40,272
   Consulting                                          36,137                36,137                36,137
   Loan acquisition fees                               21,000                21,000                21,000
   Dues and subscription                                 ---                   ---                 13,596
                                                 -------------          ------------       ---------------
         Total expenses                               256,959               435,016             5,444,085
                                                 -------------          ------------       ---------------
LOSS BEFORE INCOME TAXES                             (256,959)             (435,016)           (3,875,877)

PROVISION FOR INCOME TAXES                                 91                   147                 6,320
                                                 -------------          ------------       ---------------
NET LOSS                                          $  (257,050)          $  (435,163)          $(3,882,197)
                                                 =============          ============       ===============
PER SHARE:
   Net loss                                       $     (0.10)          $     (0.17)          $     (3.01)
                                                 =============          ============       ===============
   Weighted average number of
    common shares outstanding                       2,595,000             2,595,000             1,290,357
                                                 =============          ============       ===============


                             SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE THREE        FOR THE SIX           CUMULATIVE
                                                                MONTHS ENDED         MONTHS ENDED            DURING
                                                                SEPTEMBER 30,        SEPTEMBER 30,         DEVELOPMENT
                                                                    1999                 1999             STAGE THROUGH
                                                                 (UNAUDITED)          (UNAUDITED)       SEPTEMBER 30, 1999
                                                              -----------------    ----------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                        $  (257,050)        $  (435,163)          $(3,882,197)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation                                                        2,439               4,764               128,584
   Amortization                                                        3,502               5,545                40,272
   Deferred compensation forgiven                                       ---                 ---                217,223
 Changes in liabilities in noncash operating activities:
  Increase (decrease) in liabilities:
    Accounts payable                                                  71,775             101,021               491,655
    Accrued expenses                                                  62,547             139,789               270,604
    Deferred compensation                                              8,012              15,827               325,834
                                                              --------------------------------------------------------------
       Net cash used by operating activities                        (108,775)           (168,217)           (2,408,025)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                   (4,204)             (4,204)             (161,632)
 Loan acqusition costs                                               (13,750)            (13,750)              (13,750)
 Purchase of patents                                                    ---                 ---                (80,740)
                                                              --------------------------------------------------------------
       Net cash used by investing activities                         (17,954)            (17,954)             (256,122)

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in loan payable - stockholders                             152,500             212,500               582,884
 Advances from subsidiary                                               ---                 ---                122,100
 Proceeds from issuance of common stock                                 ---                 ---              1,988,544
                                                              --------------------------------------------------------------
       Net cash provided by financing activities                     152,500             212,500             2,693,528

NET INCREASE IN CASH                                                  25,771              26,329                29,381
CASH, BEGINNING                                                        3,610               3,052                  ---
                                                              --------------------------------------------------------------
CASH, ENDING                                                     $    29,381         $    29,381           $    29,381
                                                              ==============================================================
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
   Cash paid during the year for:
    Interest                                                     $      ---          $       ---           $    23,580
    Income taxes                                                        ---                  ---                 5,812

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
   Loans converted to common stock
     of Hemex                                                    $      ---          $       ---           $   367,882
                                                              ==============================================================
   Net assets of entities acquired in exchange
    for the issuance of common stock                             $      ---          $       ---           $   119,014
                                                              ==============================================================

                             SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                  COMMON STOCK                   PAID IN         ACCUMULATED
                                            SHARES            AMOUNT             CAPITAL           DEFICIT              TOTAL
                                        -----------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                 2,595,000        $     2,595        $ 2,759,659        $(3,447,034)       $  (684,689)

 Prior period adjustment (Note 10)             ---                ---             (68,909)              ---             (69,000)

 Net loss for the six months ended
  September 30, 1999                           ---                ---                ---            (435,163)          (435,163)
                                        -----------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999             2,595,000        $     2,595        $ 2,690,750        $(3,882,197)       $(1,188,852)
                                        =========================================================================================

                             SEE ACCOMPANYING NOTE.

BISHOP EQUITIES, INC. (D/B/A AETHLON MEDICAL, INC.)
   AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1999

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


         NATURE OF BUSINESS
              Bishop, which was formerly a non-operating public shell, is the parent company to Aethlon and Hemex. Aethlon was incorporated on June 24, 1998 to acquire proprietary medical device technologies with the ability to be developed and commercialized on an international basis. Hemex was incorporated on January 31, 1984 and is a start-up research and development company involved in developing the Hemopurifier, a medical device that removes toxic metals present in the bloodstream.

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

         EQUIPMENT AND DEPRECIATION

              Equipment is recorded at cost. Depreciation has been determined using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the six-months and three-months ended September 30, 1999 was $4,764 and $2,439, respectively. Accumulated depreciation as of September 30, and June 30, 1999 amounted to $128,584 and $126,145, respectively.

         PATENTS AND AMORTIZATION

              Three patents were acquired in December 31, 1994 from a stockholder in exchange for a note payable in the amount of $80,140. The patents are being amortized on the straight-line method over their remaining lives. The patents expire between the years 2003 through 2005. Amortization for the six-months and three-months ended September 30, 1999 was $4,086 and $2,043, respectively. Accumulated amortization as of September 30, and June 30, 1999 amounted to $38,813 and $36,770, respectively.

         DEFERRED LOAN COSTS

              Deferred loan costs are the fees paid to a private placement company for the units sold. These costs are being amortized on a straight-line basis over the term of the related debt - one year. Amortization expense for the six-months and three-months ended September 30, 1999 was $1,459 and $1,459, respectively. Accumulated amortization as of September 30 and June 30, 1999 amounted to $1,459 and $-0-, respectively.


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

NOTE 2:                         FINANCIAL CONDITION

              On March 10, 1999, Bishop acquired the outstanding stock of two privately held Development Stage Enterprises, Hemex and Aethlon, in order to pursue its commitment to become a significant developer and manufacturer of medical device technologies (see
              Note 3). Hemex has developed a proprietary and patented technology for the extracorporeal removal of toxic materials from the blood, and has completed its first clinical trial of one application of this technology. Aethlon was formed as a medical device acquisition company, whose mission will now be carried forward by Bishop. Management intends to seek other acquisitions in related medical device technologies while in the near term concentrating on the commercialization of the Hemex Hemopurifier(TM) product line. It is expected that, subject to FDA approval, commercialization of this product will begin on a limited basis in late 2000.

              Since the acquisition of Hemex and Aethlon, the Company has undertaken an offering of short-term debt in the amount of $750,000. The Company has received proceeds of $250,000 from this offering through November 9, 1999. The Company has also received a letter from a major investment bank agreeing to use its best efforts in leading the private placement of the Company's common stock in the amount of $5 million to $7 million beginning in September 1999. Management believes that the financing provided by these two offerings, should they be completed, will be sufficient to meet the Company's cash needs, including the commercialization of the Hemopurifier products, for at least three years. Additional financing may be required in the case of further acquisitions.

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

              The Company has sustained substantial operating losses in recent years, and expects to do so for two additional years, and its current liabilities exceed its current assets by $1,275,508 at September 30, 1999. Management believes that the actions described above will provide the basis for the Company to transition from a Development Stage Enterprise and commence principal operations, but can offer no assurances that its present plans will be sufficiently successful to enable the Company to continue to operate as a going concern.

NOTE 3:                            CAPITAL TRANSACTION

              In February 1999, Bishop (a non-operating public shell) entered into a merger agreement with Hemex and Aethlon whereby Bishop issued 1,350,000 and 825,000 shares of its common stock to Hemex and Aethlon, respectively, in exchange for 100 percent of their outstanding shares. Hemex and Aethlon survived as the operating entities and wholly-owned subsidiaries of Bishop. Bishop, which is currently doing business as Aethlon Medical, Inc., is in the process of formally changing its name to Aethlon Medical, Inc.

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


NOTE 4:                                  LEASES

              The Company rents laboratory space from the University of Buffalo Foundation and office space in California, on a month to month basis. Total rent expense for the six-months and three-months ended September 30, 1999 was $26,191 and $13,085, respectively.


NOTE 5:                             DEFERRED COMPENSATION

              The Company has deferred compensation agreements with two of its present employee/ stockholders and two former employee/stockholders. The terms of the agreements require the Company to compensate the individuals the amount owed as soon as the Company has funds available. To facilitate the capital transaction described in Note 3, the employees have agreed to accept a discounted amount as full payment of the compensation originally deferred. As a result, the deferred compensation liability presented in the accompanying financial statements has been discounted by 40 percent, reflecting the amount of funds management estimates will be available to satisfy the payment of the deferred compensation. The difference between the full amount owed and the discounted amount has been recorded as an increase in additional paid in capital. This additional paid in capital amounted to $-0- for each of the six-months and three-months ended September 30, 1999. Deferred compensation expense for the six-months and three-months ended September 30, 1999 was $15,822 and $8,012, respectively.

NOTE 6:                              NOTES PAYABLE

                                                                                           SEPTEMBER 30,   JUNE 30, 1999
                                                                                               1999
                                                                                           -------------   -------------
              Notes payable stockholders - one year notes with interest payable quarterly at 12 percent per annum. At the option of the
              stockholders, these loans are convertible on the same terms of the private placement debt offering as described below. During the quarter ended September 30, 1999, $25,000 of these notes were converted

                                                                                                $ 35,000        $ 60,000
                                                                                           -------------   -------------
                                     Balance brought forward                                      35,000          60,000


                                                                                           SEPTEMBER 30,   JUNE 30, 1999
                                                                                               1999
                                                                                           -------------   -------------

                                     Balance brought forward                                      35,000          60,000

              Private placement debt offerings - the Company entered into an agreement to issue up to $750,000 of debt in units of $25,000.
              Each unit will contain a 12 percent interest rate and warrants to purchase 12,500 shares of common stock at a price of five dollars per share for a five-year term. The warrants may be called by the Company upon meeting certain per share market price goals.
              Warrants outstanding at September 30, 1999 were 62,500

                                                                                                 125,000            ---

                   Notes payable - terms of the notes call for payment of
                   principal and interest at 10 percent per annum due in one
                   month and on demand anytime thereafter.                                        52,500            ---
                                                                                           -------------   -------------
                            Total                                                              $ 212,500        $ 60,000
                                                                                           -------------   -------------
                                                                                           -------------   -------------

                  Interest expense related to these loans for the six-months and three-months ended September 30, 1999 was $4,805 and $4,190, respectively.

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

                  The Company's deferred tax assets consist of:

                                                             SEPTEMBER 30, 1999            JUNE 30, 1999
                                                             ------------------            -------------
                  Federal:
                           Deferred tax asset                      $ 546,000                 $ 501,000
                           Valuation allowance                       546,000                   501,000
                                                             ------------------            -------------
                                                                     $   --                  $     --
                                                             ------------------            -------------
                                                             ------------------            -------------

                  State:
                           Deferred tax asset                      $ 291,000                 $ 267,000
                           Valuation allowance                       291,000                   267,000
                                                             ------------------            -------------
                                                                   $     --                  $     --
                                                             ------------------            -------------
                                                             ------------------            -------------

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

NOTE 10:                                PRIOR PERIOD ADJUSTMENT

                  Prior to the business combination, a subsidiary incurred additional professional fees in the amount of $69,000. This result of this adjustment is to increase accounts payable - related party and increase the additional paid in capital related to the issuance of stock for the acquisition of the subsidiary.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company experienced a net increase in cash of $25,771 during the second quarter of Fiscal Year 2000 ending on September 30, 1999. Cash of $100,000 was provided by the proceeds from a private placement of 12-month notes bearing interest of 12%, and $52,500 was provided by additional borrowings bearing interest of 10%. Cash of $108,775 was used to fund certain current operating expenses related to the reorganization of the Company after the acquisition of Aethlon, Inc. and Hemex, Inc. in March, 1999, as well $13,750 of expenses related to the private placement of one year notes.

During the second fiscal quarter of 1999, the Company's accounts payable increased by $71,775, principally for legal and accounting fees related to reorganization activities, the development of a Web site and other presentation materials, and certain intellectual property activities. Deferred compensation earned but not taken by three officers during the quarter increased by $38,667.

The principal cash requirements for the balance of Fiscal Year 2000 will be (1) for completion of the reorganization of the Company, including filling certain scientific and business positions, leasing a larger office and laboratory facility for the Hemex, Inc. subsidiary, and the purchase of laboratory and business equipment, (2) for expenses related to completion of the aforementioned debt offering, as well as a planned private placement of the Company's common stock in the amount of $5 million to $7 million, and (3) for the start of clinical trials and other expenses related to the development and commercialization of the Hemex line of medical devices for the extracorporeal removal of metal intoxicants from the blood.

The implementation of the Company's business plan is dependent upon its ability to raise capital. The Company has undertaken a private placement of $750,000 principal amount of 12-month notes bearing interest at 12% per annum. The company has also received a letter from an investment banker agreeing to use its best efforts to sell at least $5.0 million of the Company's common stock in a private placement anticipated to commence in January 2000. The Company believes that the successful completion of these offerings will satisfy the Company's anticipated cash requirements related to the development of the Company and of the Hemex subsidiary business and products for three years; however, additional financing may be required in the case of further acquisitions, or to develop other technologies.

RESULTS OF OPERATIONS

The Company is in the initial stages of its operations and has not yet engaged in any commercial activities. As a development stage enterprise, the company had no revenue in the quarter ended September 30, 1999. From inception, revenue has been $1,568,000, of which $1,424,000 was grant income.

Expenses in the quarter ended September 30, 1999 were $256,959. Expenses for the first six months of Fiscal Year 2000 were $435,016, and from inception to September 30, 1999 were $5,444,085.

The net loss for the quarter ended September 30, 1999 was $257,050 or $.010 per common share. The loss from inception to September 30, 1999 was $3,882,197 or $3.01 per common share.

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

FORWARD LOOKING STATEMENT

All statements, other than statements of historical fact, included in this Form 10-QSB are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("the Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Bishop Equities, Inc.("the Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation, completion of the Company's capital-raising activities, FDA approval of the Company's products, other regulations, patent protection of the Company's proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-QSB and the Company assumes no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

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

          Not Applicable

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BISHOP EQUITIES, INC.


Date:  November 12, 1999               By: /s/ James A. Joyce
                                          -------------------------------------
                                          James A. Joyce, Chairman of the Board