Form 10QSB
period 1999-12-31
BISHOP EQUITIES INC
filed 2000-02-11
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended December 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________

Commission file number 0-21846

                              BISHOP EQUITIES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                     NEVADA                                 13-3632859
                     ------                                 ----------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                7825 FAY AVENUE,
           SUITE 200, LA  JOLLA, CA                          92037
           ------------------------                          ----
    (Address of principal executive offices)               (Zip Code)

                                 (858) 456-5777
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No    .
                                             ---   ---

  Number of shares of common stock outstanding on December 31, 1999: 2,595,000

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets (unaudited) at December 31, 1999
And March 31, 1999

Consolidated Statements of Operations (unaudited) for the three and nine months ended December 31, 1999

Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended December 31, 1999

Consolidated Statement of Stockholders' Equity (Deficit)

Notes to Consolidated Financial Statements

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                           PART II. OTHER INFORMATION

SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

                                                       December 31,       March 31,
                                                           1999             1999
ASSETS
CURRENT ASSETS

  Cash                                              $    25,461           $     3,052
  Prepaid insurance                                      32,349
  Employee advances                                      15,800
                                                   ------------------------------------

     Total current assets                                73,610                 3,052

PROPERTY AND EQUIPMENT, NET                              34,211                33,608

OTHER ASSETS
  Patents, net                                           39,284                45,413
  Deferred debt expense, net                             46,874                     -
  Other                                                   1,330                     -
                                                   ------------------------------------

     Total other assets                                  87,488                45,413
                                                   ------------------------------------

     Total assets                                   $   195,309           $    82,073
                                                   ------------------------------------
                                                   ------------------------------------

LIABILITIES
CURRENT LIABILITIES
  Accounts payable:
    Trade                                           $   418,061           $   252,178
    Related parties                                     230,742               158,306
  Notes payable                                         574,500                     -
  Accrued liabilities                                   181,423                63,577
  Due to stockholder                                          -                 2,500
  Deferred compensation                                 325,835               310,008
                                                   ------------------------------------

     Total current liabilities                        1,730,561               786,569

STOCKHOLDERS' DEFICIT
 Common stock - $.001 par value
   25,000,000 shares authorized,
   2,595,000 shares issued and outstanding                2,595                 2,595
 Additional paid in capital                           2,670,943             2,739,943
 Deficit accumulated during development stage        (4,208,790)           (3,447,034)
                                                   ------------------------------------

     Total stockholders' deficit                     (1,535,252)             (704,496)
                                                   ------------------------------------

     Total liabilities and stockholders'
       deficit                                      $   195,309           $    82,073
                                                   ------------------------------------
                                                   ------------------------------------

     SEE ACCOMPANYING NOTES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Cumulative During
                                                Three months      Nine months       Development Stage
                                                   ended            ended               through
                                                December 31,     December 31,         December 31,
                                                    1999             1999                 1999
REVENUE

 Grant income                                     $    -            $    -           $    1,424,012
 Subcontract income                                    -                 -                   73,746
 Sale of research and development                      -                 -                   35,810
 Other income                                          -                 -                   17,225
 Interest income                                       -                 -                   17,415
                                        ------------------------------------------------------------

     Total revenue                                     -                 -                1,568,208

EXPENSES
 Personnel costs                                 110,247           314,940                3,162,436
 R & D consultation                                    -                 -                  240,463
 Subcontract expense                                   -                 -                  195,964
 Contractual costs                                     -                 -                  192,112
 Equipment and maintenance                             -                 -                  164,699
 Rent and office expense                          19,575            53,733                  469,420
 Professional fees                                48,527           153,179                  470,159
 Miscellaneous                                       295             3,815                  102,118
 Depreciation                                      2,555             7,319                  131,139
 Travel and meetings                               9,538            19,009                  136,426
 Insurance                                        13,138            19,409                   76,720
 Laboratory supplies                                   -                 -                   99,733
 Interest                                         12,057            16,862                  107,623
 Amortization-patents                              2,043             6,129                   40,856
 Consulting                                       19,120            55,257                   55,257
 Debt expense                                     89,417           111,876                  111,876
 Dues and subscriptions                                -                 -                   13,596
                                        ------------------------------------------------------------

     Total expenses                              326,512           761,528                5,770,597

LOSS BEFORE INCOME TAXES                       (326,512)         (761,528)               (4,202,389)

PROVISION FOR INCOME TAXES                            81               228                    6,401
                                        ------------------------------------------------------------

NET LOSS                                     $ (326,593)       $ (761,756)         $    (4,208,790)
                                        ============================================================

PER SHARE:
  Net loss                                   $   (0.13)        $   (0.29)          $         (3.00)

  Weighted average number of
  common shares outstanding                    2,595,000         2,595,000               1,402,990

     SEE ACCOMPANYING NOTES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                    COMMON STOCK              PAID IN       ACCUMULATED
                                                SHARES        AMOUNT          CAPITAL          DEFICIT            TOTAL
BALANCE AT MARCH 31, 1999                     2,595,000       $ 2,595        $ 2,739,943    $ (3,447,034)     $  (704,496)

Prior period adjustment (Note 10)                                                 69,000                      $    69,000

Net loss for the nine months
  ended December 31, 1999                                                                       (761,756)     $  (761,756)
                                              ----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                  2,595,000       $ 2,595        $ 2,670,943    $ (4,208,790)     $(1,535,252)
                                              ----------------------------------------------------------------------------
                                              ----------------------------------------------------------------------------

        SEE ACCOMPANYING NOTES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           Cumulative During
                                                                   Three months          Nine months       Development Stage
                                                                      ended                 ended               through
                                                                   December 31,         December 31,          December 31,
                                                                       1999                 1999                  1999
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                         $  (326,593)          $  (761,756)          $(4,208,790)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation                                                         2,555                 7,319               131,139
   Amortization-patents                                                 2,043                 6,129                40,856
   Amortization-debt expense                                           10,667                12,126                12,126
   Deferred compensation forgiven                                           -                     -               217,223
 Changes in liabilities in noncash operating activities:
  (Increase) decrease in assets:
     Prepaid insurance                                                (32,349)              (32,349)              (32,349)
     Employee advances                                                (15,800)              (15,800)              (15,800)
     Other assets                                                      (1,330)               (1,330)               (1,330)
  Increase (decrease) in liabilities:
     Accounts payable                                                  68,297               169,318               559,952
     Accrued liabilities                                              (21,942)              117,847               248,662
     Deferred compensation                                                  -                15,827               325,834
                                                                ----------------------------------------------------------

        Net cash used by operating activities                        (314,452)             (482,669)           (2,722,477)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                    (3,718)               (7,922)             (165,350)
 Purchase of patents                                                        -                     -               (80,740)
                                                                ----------------------------------------------------------

        Net cash used by investing activities                          (3,718)               (7,922)             (246,090)

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in notes payable                                            359,500               572,000               942,384
 Loan acquisition costs                                               (45,250)              (59,000)              (59,000)
 Advances from subsidiary                                                   -                     -               122,100
 Proceeds from issuance of common stock                                     -                     -             1,988,544
                                                                ----------------------------------------------------------

        Net cash provided by financing activities                     314,250               513,000             2,994,028

NET INCREASE (DECREASE) IN CASH                                        (3,920)               22,409                25,461
CASH, BEGINNING                                                        29,381                 3,052                     -
                                                                ----------------------------------------------------------

CASH, END                                                         $    25,461           $    25,461           $    25,461

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                    $     4,703           $     4,703           $    28,283
      Income taxes                                                          -                     -                  5812

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
    Loans converted to common stock of Hemex                      $         -           $         -           $   367,882

    Net assets of entities acquired in exchange
      for the issuance of common stock                            $         -           $         -           $   119,014

        SEE ACCOMPANYING NOTES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999

NOTE 1.  SUMMARY of SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Bishop Equities, Inc. doing business as Aethlon Medical, Inc.) ("Bishop") and its wholly owned subsidiaries, Hemex, Inc. ("Hemex") and Aethlon, Inc. ("Aethlon") (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

      NATURE OF BUSINESS

      Bishop, which was formerly a nonoperating public shell, is the parent company of Hemex and Aethlon. Aethlon was incorporated on June 24, 1998 to acquire proprietary medical device technologies with the ability to be developed and commercialized on an international basis. Hemex was incorporated on January 31, 1984 and is a start-up research and development company involved in developing the Hemopurifier, a medical device that removes toxic metals present in the bloodstream.

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

      ACCOUNTING STANDARDS CHANGES

      Effective with fiscal year 1998, the Company adopted SFAS 131, Disclosures About Segments and Related Information, which establishes standards for the way public companies report information about operating segments in both interim and annual financial statements and related disclosures.

      The Company is currently organized, managed and internally reported as one segment. Segments are determined based on differences in products, production processes, and internal reporting. The segment operates entirely within the United States.

      NET LOSS PER COMMON SHARE

      In accordance with SFAS 128, dual presentation of basic and diluted earnings per share is required on the face of the statement of operations. Net loss per share is based on the weighted average number of common shares outstanding during the periods presented. Outstanding stock options, warrants, and convertible debentures have not been considered common stock equivalents because their assumed exercise would be anti-dilutive.

      EQUIPMENT AND DEPRECIATION

      Equipment is recorded at cost. Depreciation has been determined using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the nine months and three months ended December 31, 1999 was $7,319 and $2,555, respectively. Accumulated depreciation as of December 31, 1999 amounted to $131,139.

      PATENTS AND AMORTIZATION

      Three patents were acquired on December 31, 1994 from a stockholder in exchange for a note payable in the amount of $80,140. The patents are being amortized on the straight-line method over their remaining lives. The patents expire between the years 2003 through 2005. Amortization for the nIne months and three months ended December 31, 1999 was $6,129 and $2,043, respectively. Accumulated amortization as of December 31, 1999 amounted to $40,856.

      DEFERRED LOAN COSTS

      Deferred debt expense reflects the fees paid to private placement firms in connection with promissory notes sold. These costs are being amortized on a straight-line basis over the one-year term of the related debt. Amortization expense for the nine and three months ended December 31, 1999 was $12,126 and $10,667, respectively. Accumulated amortization as of December 31, 1999 amounted to $12,126.

      RESEARCH, DEVELOPMENT, AND ORGANIZATIONAL COSTS

      Research, development, and organizational costs are expensed as incurred.

      INCOME TAXES

      Income taxes are computed in accordance with SFAS 109, Accounting for Income Taxes. Deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different fro financial reporting and income tax purposed. Differences in basis for which deferred taxes are provided relate primarily to costs associated with research and development.

NOTE 2.  FINANCIAL CONDITION

      On March 10, 1999, Bishop acquired the outstanding stock of two privately held development stage enterprises, Hemex and Aethlon, in order to pursue its commitment to become a significant developer and supplier of medical device technologies (see Note 3). Hemex has developed a proprietary and patented technology for the extracorporeal removal of toxic materials from the blood, and has completed its first clinical trial of one application of this technology. Aethlon was formed as a medical device acquisition company, whose mission will now be carried forward by Bishop. Management intends to seek other acquisitions in related medical device technologies while in the near term concentrating on the commercialization of the Hemex Hemopurifier (TM) product line. It is expected that, subject to FDA approval, commercialization of this product will begin on a limited basis in late 2001.

      Since the acquisition of Hemex and Aethlon, the Company has undertaken an offering of short-term debt in the amount of $750,000. The Company received proceeds of $500,000 from this offering through December 31, 1999. The Company has also received a letter from a major investment bank agreeing to use its best efforts in leading the private placement of the Company's common stock in the amount of $10 million beginning in the first quarter of 2000. Management believes the financing provided by this offering, should it be completed, will be sufficient to meet the Company's cash needs, including repayment of the short-term financing and the commercialization of the Hemopurifier products, for at least three years. Additional financing may be required in the case of further acquisitions.

      Management has several strategies for the conservation of capital while it is a development stage enterprise. Management will invest principally in research and product development, and to a lesser extent in marketing planning and development. Strategic partnerships and subcontracting relationships are planned for direct sales, distribution, and manufacturing activities related to the Hemex product line. Careful management of general and administrative expenses, including the use of part-time experts in specific functions, will minimize the "burn rate" during the pre-revenue phase.

      The Company has sustained substantial operating losses in recent years and expects to do so for two additional years. Its current liabilities exceed its current assets by $1,657,000 at December 31, 1999. Management believes that the actions described above will provide the basis for the Company to make the transition from a Development Stage Enterprise and to commence operations, but there is no assurance that its present plans will be succeed, enabling the Company to continue to operate as a going concern.

NOTE 3.  CAPITAL TRANSACTION

      On March 10, 1999, Bishop (a nonoperating public shell) entered into a merger agreement with Hemex and Aethlon whereby Bishop issued 1,350,000 and 733,500 shares of its common stock to Hemex and Aethlon, respectively, in exchange for 100% of their outstanding shares. Hemex and Aethlon survived as the operating entities and wholly-owned subsidiaries of Bishop. Bishop, which had been doing business as Aethlon Medical, Inc., formally changed its name to Aethlon Medical, Inc. in January, 2000.

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

NOTE 4.  LEASES

      The Company rents laboratory space from the University of Buffalo Foundation and office space in La Jolla, California and Williamsville, New York, on a month-to-month basis. Total rent expense for the nine and three-month periods ended December 31, 1999 was $32,688 and $6,497, respectively.

NOTE 5.  DEFERRED COMPENSATION

      The Company has deferred compensation agreements with two of its present employees and two former employees, each of whom is a current stockholder. The terms of the agreements require the Company to pay the individuals the amount owed as soon as the Company has funds available. To facilitate the capital transaction described in Note 3, the employees have agreed to accept a discounted amount as full payment of the compensation originally deferred. As a result, the deferred compensation liability presented in the accompanying financial statements has been discounted by 40%, reflecting the amount of funds management estimates will be available to satisfy the payment of the deferred compensation. The difference between the full amount owed and the discounted amount has been recorded as an increase in additional paid in capital. Deferred compensation expense for the nine months ended December 31, 1999 was $15,827.

NOTE 6.  NOTES PAYABLE

      During the first fiscal quarter, the Company issued $60,000 in one-year notes with interest payable quarterly at 12% per annum to certain stockholders. These notes were convertible into notes to be offered under the private placement debt offering described below, and, during the second fiscal quarter, $25,000 of these notes were exchanged from notes from the debt offering.

      The Company entered into agreements to issue up to $750,000 of private placement debt in units or $25,000. Each unit contains a 12% interest rate and warrants to purchase 12,500 shares of common stock at a price of five dollars per share for a five-year term. At December 31, 1999 notes aggregating $500,000 had been issued under this program. The warrants may be called by the Company upon meeting certain per share market price goals. As of December 31, 1999 there were warrants outstanding for 250,000 shares of stock. Fees paid in connection with the placement of the debt are being amortized over the one-year term of the notes.

      In connection with the issuance of certain 10% demand notes during the first and second fiscal quarters, the Company has agreed to issue 14,250 shares of the Company's common stock as additional compensation to the lender.

      Outstanding notes payable at December 31, 1999 were as follows:


       Notes payable to stockholders                $    35,000
       Private placement notes                          487,000
       Demand notes 10%                                  52,500
                                                     ----------

       Total                                        $   574,500

NOTE 7  INCOME TAXES

      Under Internal Revenue Code Section 174, the Company has elected to capitalize for income tax purposes all research and development expenditures incurred in connection with its product development process. Net costs associated with the research and development process amount to approximately $3,989,000 at March 31, 1999. When the Company realizes benefits from such expenditures, the costs will be amortized over a period of 60 months.

      A valuation allowance has been provided for 100% of the resultant deferred tax asset as realization of that asset is contingent upon Food and Drug Administration approval of the Hemopurifier and the Company generation sufficient taxable income to offset the amortization of deferred research and development expenditures. At December 31, 1999 the deferred tax asset was $917,000, comprised of $598,000 in Federal income tax and $319,000 in State income tax, offset by the valuation allowance of $917,000.

NOTE 8  RELATED PARTY TRANSACTIONS

      The officers of the Company and other related parties have paid expenses on behalf of the Company in the past. The officers have also advanced the Company funds to cover short-term working capital shortages. These noninterest-bearing amounts have been included as accounts payable-related parties in the accompanying financial statements.

NOTE 9  COMMITMENTS AND CONTINGENCIES

      On April 1, 1999, the Company granted to its President an option to purchase 412,500 shares of common stock at an exercise price of three dollars per share. The option vests immediately and expires five years from the date of grant.

NOTE 10  PRIOR PERIOD ADJUSTMENT

      Prior to the business combination, an acquired subsidiary had incurred additional professional fees in the amount of $69,000. The adjustment to reflect this liability increased accounts payable-related parties and decreased additional paid in capital related to the issuance of stock for the acquisition of the subsidiary.

NOTE 11  SUBSEQUENT EVENT

      On January 10, 2000, the Company acquired all the outstanding common stock of Syngen Research, Inc. ("Syngen") in exchange for 65,000 shares of outstanding common stock of the Company. Syngen become a wholly-owned subsidiary of the Company. As a result of the acquisition, the Company acquired the use of certain laboratory and office equipment utilized in DNA diagnostics, oligonucleotide synthesis, and organic synthesis of fluorescent dyes. The acquisition will be accounted for as a pooling of interests. Complete financial information on the acquired company is not yet available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

         The Company experienced a net decrease in cash of $3,920 during the third quarter of Fiscal Year 2000. Cash of $387,500 was provided by the proceeds from a private placement of 12-month notes bearing interest of 12%. Cash of $314,452 was used to fund certain current operating expenses related to the reorganization of the Company after the acquisition of Aethlon, Inc. and Hemex, Inc. in March, 1999, as well $45,250 of expenses related to the private placement of one year notes.

         During the third quarter the Company's accounts payable increased by $68,297, principally for fees related to short-term interim financing.

         The principal cash requirements for the balance of Fiscal Year 2000 will be (1) for completion of the reorganization of the Company, including filling certain scientific and business positions, leasing a larger office and laboratory facility for the Hemex, Inc. subsidiary, and the purchase of laboratory and business equipment, (2) for expenses related to completion of the aforementioned debt offering, as well as a planned private placement of the Company's common stock in the amount of $10 million, and (3) for the preparation for clinical trials and other expenses related to the development and commercialization of the Hemex line of medical devices for the extracorporeal removal of metal intoxicants from the blood.

         The implementation of the Company's business plan is dependent upon its ability to raise capital. The Company has undertaken a private placement of $750,000 principal amount of 12-month notes bearing interest at 12% per annum, of which $500,000 had been issued through December 31, 1999. The company has also received a letter from an investment banker agreeing to use its best efforts to sell up to $10 million of the Company's common stock in a private placement anticipated to commence in March 2000. The Company believes that the successful completion of these offerings will satisfy the Company's anticipated cash requirements related to the development of the Company and of the Hemex subsidiary business and products for three years; however, additional financing may be required in the case of further acquisitions, or to develop other technologies.

RESULTS OF OPERATIONS

         The Company is in the initial stages of its operations and has not yet engaged in any commercial activities. As a development stage enterprise, the company had no revenue in the quarter ended December 31, 1999. From inception, revenue has been $1,568,000, of which $1,424,000 was grant income.

         Expenses in the quarter ended December 31, 1999 were $326,512. Expenses for the first nine months of Fiscal Year 2000 were $761,528, and from inception to December 31, 1999 were $5,770,597.

         The net loss for the quarter and nine months ended December 31, 1999 was $326,593 or $.13 per common share and $761,756 or $.29 per common share, respectively. The loss from inception to December 31, 1999 was $4,208,790 or $3.00 per common share.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BISHOP EQUITIES, INC

Date:  February 14, 2000

                                          /s/ James A. Joyce
                                          -------------------------------------

                                          James A. Joyce, Chairman of the Board

                                  EXHIBIT INDEX

27.               Financial Data Schedule.