Form 10KSB40
period 2000-03-31
AETHLON MEDICAL INC
filed 2000-06-28
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-KSB
(MARK ONE)

(X)      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

( )    TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          For transition period from _________ to _________

                         Commission file number 0-21846

                              AETHLON MEDICAL, INC.
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

                    ISSUER'S TELEPHONE NUMBER (858) 456-5777

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                       NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                 ON WHICH REGISTERED
   -------------------                                 -------------------
                  NONE                                 NONE

   SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK -- $.001 PAR VALUE
                                (TITLE OF CLASS)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     Revenues of the registrant for the fiscal year ended March 31, 2000 were $20,559.


     The aggregate market value of the Common Stock held by non-affiliates was approximately $5,147,000, based upon the closing price of the Common Stock on the Nasdaq Over-the-Counter Bulletin Board on June 13, 2000.

     The number of shares of the Common Stock of the registrant outstanding as of June 13, 2000 was 2,771,652.

     Transitional Small Business Disclosure Format (check one):

     Yes                        No  X
         ---                       ---

                                     PART I

     All statements, other than statements of historical fact, included in this Form 10-KSB are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Aethlon Medical, Inc. (the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation, FDA approval of the Company's products and other regulations, patent protection on the Company's proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-KSB, and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

ITEM 1.  BUSINESS

GENERAL

     Aethlon Medical, Inc. ("Aethlon" or the "Company"), formerly Bishop Equities, Inc., was incorporated in Nevada in April 1991 to provide a public vehicle for participation in a business transaction through a merger with or acquisition of a private company. In March 1993, the Company successfully offered its common stock at $6.00 per share through an initial public offering. In March 1999, Bishop Equities, Inc. began doing business as "Aethlon Medical, Inc." In February 2000, the members of the Board of Directors adopted a resolution to amend the Company's Articles of Incorporation to formally change the name of the Company from "Bishop Equities, Inc." to "Aethlon Medical, Inc.," and the change was approved by the shareholders.

BUSINESS DEVELOPMENT

     On March 10, 1999, the Company executed an Agreement and Plan of Reorganization for the Acquisition of All of the Outstanding Stock (the "Aethlon Agreement") of Aethlon, Inc., a California corporation ("Aethlon"). Pursuant to the Aethlon Agreement, Aethlon became a wholly-owned subsidiary of the Company.

     Also on March 10, 1999, the Company executed an Agreement and Plan of Reorganization for the Acquisition of All of the Outstanding Stock (the "Hemex Agreement") of Hemex, Inc., a Delaware corporation ("Hemex"). Pursuant to the Hemex Agreement, Hemex became a wholly-owned subsidiary of the Company.

     In connection with these acquisitions, the Company issued 2,083,500 shares of the Company's Common Stock to the former shareholders of Aethlon and Hemex.

     Effective January 1, 2000, the Company entered into an agreement under which an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemex Hemopurifier were assigned to the Company. In addition to certain royalty payments to be made on future sales of the patented product, the consideration for the acquired rights included the issuance of 25,000 shares of the Company's common stock to the inventors, 12,500 shares of which have been issued and 12,500 will be issued if and when the patent is granted.

     On January 10, 2000, the Company acquired from Richard H. Tullis, PhD, all the outstanding common stock of Syngen Research, Inc. in exchange for 65,000 shares of the Company's common stock. Syngen Research, Inc. (dba Aethlon Laboratories, Inc.) became a wholly-owned subsidiary of the Company and will engage in the development of the virus-removing device under the direction of Dr. Tullis.

BUSINESS OF ISSUER

Aethlon Medical, Inc. is a developer and marketer of extracorporeal medical device technologies. Aethlon Medical intends to build its business in three ways:

     - Complete the commercialization of the Hemopurifier(TM) line of extracorporeal blood filtration devices upon completion of ongoing clinical trials.

     - Develop and exploit new applications of the Hemopurifier platform technology.

     - Continue the strategy of acquiring related medical device technologies that can be developed and commercialized on an international basis.

In developing this business, Aethlon Medical will act as a parent company to wholly-owned subsidiaries such as Hemex, Inc. and Aethlon Laboratories, Inc. It also intends to pursue the acquisition of additional businesses and technologies that complement those under development.

HEMEX. Hemex, Inc. was the first acquisition completed by Aethlon Medical, Inc. It operates as a wholly owned subsidiary of Aethlon Medical, with its own staff, facilities, and subsidiary business plan. Aethlon Medical will provide general management to Hemex, as well as financial and legal services, and will be responsible for funding the operations of Hemex.

The mission of Hemex is to become a significant medical device manufacturer, with an international business in products that remove harmful materials from the blood of people with various intoxications.

The first product developed by Hemex is the DFO Hemopurifier(TM) device for the removal of iron and aluminum. This device has been proven safe in hemodialysis patients in an FDA-approved Feasibility Trial, and is ready to begin its Pivotal Trial leading to potential commercialization in FY 2003.

Devices for removing lead and cisplatin, a chemotherapeutic agent, are in final laboratory research, with few questions remaining before their clinical trials can begin. Based on results from animal testing, Hemex researchers are confident that each device will prove clinically safe and effective. The lead-removing device is used to treat lead intoxication in adults, children, and industrial workers, and the cisplatin-removing device is applied after cisplatin has passed through the target tumor, sparing the normal cells of the cancer patient from its toxic side-effects.

In addition to these metal-removing applications, Hemex acquired on January 11, 2000 the rights to a novel process (patent pending) for removing targeted viruses from the blood using the Hemopurifier platform and DNA technology. This device will be developed in collaboration with Aethlon Laboratories, where the initial bioengineering will take place. See below for a more detailed discussion of this product.

Other areas of current research interest are the removal of various antigens, addictive narcotics, and other heavy metals in both civilian and military environments.

THE HEMOPURIFIER(TM) DEVICE. The Hemopurifier device is a novel hollow-fiber cartridge containing an immobilized antidote for removing toxic material from the blood. The device is used in extracorporeal circulation systems that are similar to those used in hemodialysis or any one of the simpler apheresis systems used today.

The Hemopurifier device is a long cylindrical cartridge containing a bundle of approximately 10,000 hollow fibers and an antidote or attractor compound. The antidote, which is present in a proprietary form within the fibers, has a strong and specific affinity to remove a targeted toxin from the blood. When the patient's blood flows through the lumen of each of the fibers, molecules of a certain size can travel through the pores of the fiber membrane and come in contact with the attractor compound. The toxic material is captured by the compound, and other small molecules return through the same pores to the lumen. The cartridge itself is a dialyzer encasement with minor modifications.

The clinical advantages offered by the Hemopurifier device over present treatments are:

- Toxic material can be selectively removed WITHOUT SIDE EFFECTS, since no substance enters the body. Toxicity of the antidote is eliminated, because it is immobilized in the device rather than injected into the patient.

- Antidotes of GREATER STRENGTH AND EFFECTIVENESS, which were previously used sparingly because of their toxicity, can be used in this device without regard for the side effects which would occur if the same substance were in the bloodstream.

- The device is HIGHLY EFFICIENT. The structure of the Hemopurifier device provides a large surface area for immobilization of a relatively large quantity of antidote, allowing exposure to a large volume of blood in a short period of time.

-    The device is SAFE:

     - In a closed system, the amount of blood retained by the Hemopurifier device is small. No replacement fluid is needed, and no blood transfusions are required. As a result, the risks of volume expansion, blood pressure changes, infections and blood incompatibility (inherent in blood transfusions) are eliminated.
     - Only the targeted toxic materials are removed. All other blood components remain in the circulation.

- The device uses well-established extracorporeal applications, especially hemodialysis, as well as apheresis or other types of transfusion procedures. These methods are widely used and available in hospitals and clinics.

Aethlon Medical believes that the Hemopurifier device represents a true breakthrough in the potential treatment of certain conditions ranging from acute poisoning to chronic and life-threatening illnesses. It is novel because the immobilized antidote in the Hemopurifier device binds the toxic material, thus extracting it safely from the body.

Harmful agents in the blood can be removed efficiently and without side effects, reducing treatment times. The results of these advantages are improved patient management and cost reduction for health care providers.

Hemex' first series of products has been developed for the extracorporeal removal of the following harmful metals from the blood: iron, lead, and cisplatin. The combined potential markets for these initial products exceeds $1.7 billion per year in the United States, and $5.1 billion worldwide. These projections have been developed from an analysis of the targeted patient population for each metal intoxication, as reported in medical journals and government publications.

IRON. The first product to be introduced by Hemex will be the DFO Hemopurifier. With the chelator desferrioxamine (DFO) immobilized in the Hemopurifier, the therapist can remove excess iron from the blood in a completely safe and efficient manner. Among the target markets for this device are:

     - HEREDITARY HEMACHROMATOSIS. This inherited life-threatening disorder is one of the most under-diagnosed, yet common, conditions in North America. 1.2 million Americans suffer from this genetic condition which causes iron overload, which can lead to organ damage and a number of serious medical manifestations.

     - Current treatment is limited to periodic phlebotomy, usually weekly, with greater frequency for urgently symptomatic patients. Phlebotomy simply removes whole blood, including beneficial components along with excess iron. The Hemopurifier treatment, on the other hand, is selective, removing only iron, and is more efficient, removing iron at a greater rate than with periodic phlebotomy.

     - ACQUIRED IRON OVERLOAD. Iron overload is an unavoidable complication of life-sustaining chronic blood transfusions. Patients with Cooley's Anemia, Sickle Cell Disease, and other such conditions can acquire iron overload leading to organ damage and other difficulties. Also, in the process of 15,000 to 20,000 organ transplants per year, iron overload is a major concern to transplant surgeons.

     - Current treatment of this patient population involves the administration of various chelators, including DFO, directly into the body. The toxic side-effects and inefficient rate of iron removal are in contrast to the completely safe and effective Hemopurifier treatment.

     - REPERFUSION INJURY AFTER HEART SURGERY. Despite the trend toward LISA (Less Invasive Surgical Approaches), a large number of open-heart surgical procedures continues each year. During open-heart surgery, external blood circulation is maintained by a heart-lung machine. When blood flow to the heart is reestablished, reperfusion injury can result from sudden release of iron accumulated in the heart in the form of oxygen-derived free radicals.

          The Hemopurifier, when inserted in the existing external circulation, can provide a safe and effective preventative measure for all such procedures.

The potential patient populations for the DFO Hemopurifier are shown below:

          POTENTIAL PATIENT POPULATION FOR THE DFO HEMOPURIFIER DEVICE

---------------------- ---------------------------- ---------------- -------------------- ----------------------
           INDICATION           POPULATION AT RISK           ANNUAL            REQUIRING         ANNUAL PATIENT
                                                          INCIDENCE         TREATMENT  %              POTENTIAL
---------------------- ---------------------------- ---------------- -------------------- ----------------------
        IRON OVERLOAD              Hemochromatosis        1,200,000                  25%                300,000
                                   Cooley's Anemia            7,000                 100%                  7,000
                               Sickle Cell Disease           50,000                  10%                  5,000
                                     Other Anemias              N/A                 100%                    N/A
                              Acute Iron Poisoning           20,000                  60%                 12,000

---------------------- ---------------------------- ---------------- -------------------- ----------------------
   REPURFUSION INJURY      Heart Valve Replacement           69,000                 100%                 69,000
IN OPEN HEART SURGERY      Coronary Bypass Surgery          468,000                 100%                468,000
                         Other Coronary Procedures           53,000                 100%                 53,000

---------------------- ---------------------------- ---------------- -------------------- ----------------------
TOTAL                                                                                                   914,000
---------------------- ---------------------------- ---------------- -------------------- ----------------------


CISPLATIN. Cisplatin, and other closely-related platinum derivatives, are among the most effective chemotherapeutic agents for the treatment of certain types of cancer. Direct infusion of cisplatin is typically followed by severe nausea and vomiting. Cisplatin may deposit in the sensory nerves, resulting in incapacitating levels of pain that can last for years after treatment has been discontinued. The prescribed dosage of cisplatin, therefore, is often limited by its toxicity.

The Hemopurifier device for the removal of cisplatin can be applied to the vein draining the tumor, either during or immediately after cisplatin treatment. With no other known means of removing cisplatin from the body (painkillers and medications can only mitigate the side effects), this procedure is especially promising and unique. Animal tests have demonstrated the effectiveness of this approach.

With the Hemopurifier device, the oncologist can administer substantially higher doses of cisplatin, thereby increasing its effectiveness as a chemotherapeutic agent. The patient will receive more effective treatment while enjoying a better quality of life during and after treatment.

Hemex estimates that there are annually over 265,700 new cancer patients who could be treated with cisplatin, and at 3 treatments per year, the potential U.S. market for this device is $159 million.

LEAD. The market for the removal of lead from the blood has three principal segments, all of which are substantial in numbers as well as in need for improved treatment modalities.

     - YOUNG CHILDREN. Among children aged 1 to 5 years, it is estimated that 890,000 have some level of lead toxicity. Direct chelation therapy is used very cautiously in children, depending on the individual level of lead burden. When used, the most frequently prescribed chelation agent, EDTA, is given by infusion over consecutive days. This process is repeated 2 or 3 times, with long rests between treatments. The child passes the lead/chelator complex, but is at risk for side-effects serious enough to require that the treatments be given in a hospital setting.

     - The Hemopurifier treatment is safe, with no toxic substance entering the child's body to create nasty side-effects. It is also more effective, as demonstrated by extensive animal studies conducted by Hemex. In addition, the Hemopurifier treatment causes lead residing in the tissue and bone to migrate to the blood, where it can be removed by this extracorporeal process. This phenomenon is the subject of a provisional patent applied for in May 1999, and a full patent will be filed in May 2000.

     - PREGNANT WOMEN. The Public Health Service estimates that there are 23,000 pregnant women in the U.S. with high blood lead levels, clearly creating a danger to their fetuses. Sadly, these mothers cannot be treated by current chelation therapies because of the toxicity of EDTA and other chelators to the fetus.

          Because of the safety of the Hemopurifier, this extracorporeal method can be used by pregnant women to reduce their blood lead levels with no risk to mother or the fetus.

     - INDUSTRIAL WORKERS. It is estimated by OSHA that nearly 600,000 workers are directly exposed to lead in the workplace, and that one third have elevated blood levels. Since chelation therapy is rarely used in the workplace because of its side-effects, workers are normally sent home or reassigned until their blood lead levels return to acceptable levels. In addition to the "down time" involved, the prospect of long-term illness and cognitive damage makes lead overload an expensive issue for certain employers.

          Lead poisoning is also receiving attention form the legal community, and is considered by some the next major target for class action suits. This further increases the need to find an effective and safe therapy for lead overload.

The potential patient population for lead removal by the Hemopurifier are as follows:

                     POPULATIONS AT RISK FOR LEAD POISONING

------------------------------------- --------------------------------------- --------------------------------------
                  POPULATION AT RISK        NUMBER WITH ELEVATED LEAD LEVELS  NUMBER REQUIRING MEDICAL INTERVENTION
------------------------------------- --------------------------------------- --------------------------------------
                   Children Aged 1-5                                 890,000                                890,000
------------------------------------- --------------------------------------- --------------------------------------
                      Pregnant Women                                  23,000                                 23,000
------------------------------------- --------------------------------------- --------------------------------------
                  Industrial Workers                                 587,231                                196,000
===================================== ======================================= ======================================
TOTAL                                                              1,500,000                              1,109,000
------------------------------------- --------------------------------------- --------------------------------------


Beyond these initial applications of the Hemex platform technology, additional medical products will be developed for a variety of applications. In addition to the virus-removing device discussed in below, future research will address treatment of overdose of cardioactive and psychoactive drugs, improving patient management in conditions with circulating harmful antibodies or antigen-antibody complexes (e.g. in various types of cancer, diabetes, hemophilia); and treating genetic enzyme deficiency diseases. The Department of Energy has shown an interest in Hemex technology for various battlefield and civilian detoxification applications in the U.S. and abroad.

PATENTS. The following patents have been issued to Dr. Ambrus and her collaborators, with U.S. patents subsequently assigned to Hemex. Foreign patent assignments are in process:

-    Removing Metal Ions From the Blood

         USA:              No. 4,612,122               Issued September 16, 1986
         Europe:           No. 0,073,888               Issued April 23, 1986
         Japan:            No: 110,047/82              Issued June 7, 1994

-    Blood Purification

         USA:              No. 4,714,556               Issued December 22, 1987
         USA:              No. 4,787,974               Issued November 29, 1988

     Immobilization of a Chelator on Silica

         USA:              No. 6,071,412               Issued June 6, 2000

The above claims cover the product itself, the process of manufacture, and the process of treatment.


Two additional patents were filed in recent months.

MARKETING. The fundamental Aethlon Medical marketing goal is to make the Hemopurifier(TM) device the preferred treatment in the U.S. for each of the conditions for which the device is designed, and to then expand use of the device into international markets. Because the Hemopurifier will be sold into many different medical markets, a single detailed marketing plan is not possible.

There are over 25,000 installed hemodialysis stations in hospital and free-standing dialysis clinics in the United States. With a trend to peritonal dialysis, performed in the home rather than in a clinic, the utilization of these dialysis stations is likely to diminish. The operators of dialysis clinics should welcome additional opportunities to use their assets, including the on-site staffs, for new medical applications.

The Hemopurifier devices for the removal of iron overload and for the removal of lead are ideally suited to use in a hemodialysis setting. They use a modified dialysis cartridge which is compatible with existing equipment, and require repeat patient visits. And, unlike cartridges used in dialysis, the devices are for a single use, increasing revenue potential per visit. The Company believes that this model is compelling from both patient management and economic viewpoints.

Hemex will use multi-faceted sales and marketing strategies for penetrating the U.S. market. Sales and promotional efforts will be directed to three target audiences: the distributor, the prescribing physician or medical facility, and the patient.

     - Distributors. Hemex will employ area marketing managers, who will act as missionary salesmen in working with distributors' sales forces. In areas of lower population density, Hemex will use independent, commissioned sales representatives who work with a small number of closely aligned products.

     - Physicians and Medical Facilities. Area marketing managers will visit physicians and hospital/medical practice administrators, often with distributor salesmen who have strong pre-established relationships with these buyers. In addition, physicians will learn of the Hemopurifier device at medical society meetings, and through medical journals. Members of the Scientific Advisory Board will continue to write medical papers for publication in specific medical journals, and give presentations and posters in the appropriate medical meetings. Marketing management will attend medical meetings to set up booths and distribute literature.

     - Patients. As consumers take a greater interest in their own health in today's environment, it will be important to build awareness of the potential of the Hemopurifier among each patient population. Hemex will work with professional public relations advisors to promote the Hemopurifier in newspapers and general interest magazines, as well as in targeted patient-oriented publications. Talk shows and medical programming on radio and television are hungry for truly newsworthy health-related developments like the Hemopurifier. Of particular interest to the general public may be the Hemopurifier device for lead, as it applies to children and to industrial lead poisoning.

Hemex will form strategic alliances with a small number of significant distributors of those medical products which are sold to Hemex target buyers. Although distribution rights may be granted on a geographical or a product line basis, the company will strive to avoid exclusivity which creates dependence on another firm. The criteria for strategic partners are: (1) they offer a knowledgeable sales force with strong relations with the dialysis clinics and other medical facilities Hemex seeks to penetrate, and (2) they have the financial and physical capacity to manage inventory and order processing well.

For the DFO Hemopurifier device, potential partners include suppliers to the dialysis industry and large hospital supply companies. With potential to add exciting new, higher priced products with good profit margins, Hemex products will be attractive to these major firms. The use of aggressive area marketing managers will ensure that Hemex receives more than its fair "share of mind" of distributor sales people.

AETHLON LABORATORIES. Aethlon Laboratories, Inc. will, like Hemex, operate as a wholly-owned subsidiary of Aethlon Medical, Inc., with its own staff, facilities, and subsidiary business plan. Aethlon Medical will provide general management, as well as financial and legal services, and will be responsible for funding the operations of Aethlon Laboratories.

The mission of Aethlon Laboratories is to identify and develop new applications of the Company's Hemopurifier(TM) technology, as well as related diagnostic and therapeutic technologies which enhance the value of the core business. Working in collaboration with Hemex, this subsidiary will develop early-stage devices acquired through acquisition or identified in its own internal research. In doing so, Aethlon Laboratories will continue to fill the product "pipeline" as more mature products are commercialized.

Aethlon Laboratories will focus in the next three years on the development of the technologies acquired by Aethlon Medical in the last quarter of FY 2000. As additional technologies are acquired by the parent company, research and development priorities will be reevaluated and adjusted as necessary.

          - VIRUS THERAPY. On January 10, 2000, Aethlon Medical acquired the rights to a novel process (patent pending) for the removal of targeted viruses from the blood using the Hemopurifier extracorporeal treatment method. While early research emphasis will be on HIV and Hepatitis C viruses, because of the large underlying markets, this therapeutic approach can be effective in dealing with any virus whose DNA can be identified and replicated.

               This invention combines DNA and antibody technology with extracorporeal treatment. DNA strands and antiviral antibodies are immobilized in the Hemopurifier cartridge so that as blood passes through the device, any virus not encapsulated in white blood cells is attracted to, and can bond with, the immobilized DNA and antibody combination.

               This treatment is designed to enhance the effectiveness of other therapies, like protease inhibitors in HIV treatment, by reducing the body burden of virus in a rapid and safe fashion. By capturing circulating viruses that would otherwise invade cells, this therapy will inhibit the growth of the virus and allow drug therapies to work more rapidly and effectively.

               The development of this device will be assigned the highest priority at Aethlon Laboratories, with an aggressive development program leading to an initial Feasibility Trial in FY 2002.

          - CELL ACTIVATION THERAPY. On April 6, 2000, Aethlon Medical acquired Cell Activation, Inc., a young biotechnology company working in the field of inappropriate cell activation. Inappropriate cell activation is the pathological overreaction of the body's immune system, in various circumstances, causing the white blood cells to exacerbate, rather than ameliorate, the underlying medical issue. Cell Activation scientists have demonstrated that inappropriate cell activation is likely to be a major cause of life-threatening conditions frequently encountered by patients in the emergency room or in the intensive care unit.

               Aethlon Laboratories will focus on the development of extracorporeal therapies for inappropriate cell activation in trauma care, high-risk surgery, and cardiovascular care. Immobilization techniques for the removal of those factors which cause this pathological reaction, thought to be certain enzymes, will be similar to those used by Hemex to remove metal intoxicants from the blood.

          - CELL ACTIVATION DIAGNOSTICS. Detection of the presence of potentially troublesome cell activation factors is a precondition for the application of extracorporeal therapy. Therefore, Aethlon Laboratories will continue to develop the diagnostic products well underway at Cell Activation at the time of the acquisition. These include the Plazmazyme(TM) plasma assay kit (patent pending), which detects the presence of a certain enzyme that is a likely cause of complications in patients who receive blood and blood products in organ transplants and other procedures. Tests for additional factors will be developed to enhance the potential for widespread use of the Company's proprietary therapy for inappropriate cell activation.

               Although the diagnostic business is not a strategic priority for the Company, closely related products like the Plasmazyme(TM) kit can be important sources of early revenue and improved market acceptance of higher margin therapeutic products.

          - CELL-BASED AMPLIFICATION AND DETECTION OF BIOLOGICAL WARFARE AGENTS. Syngen Research, acquired on January 10, 2000, has been developing in association with SAIC a product sought by DARPA (Defense Advanced Research Procurement Agency) to detect the presence of certain biological warfare agents in military and civilian environments. Aethlon Laboratories will carry on this work, which could result in a widely-used inexpensive disposable patch which identifies the presence of a specific threatening pathogenic agent.

          - OTHER PROJECTS. Syngen Research also has applied for a patent on a method of enzyme detection of DNA hybridization probes, and has other work underway in the field of protein amplification. These opportunities will receive a lower priority than those set forth above, but each represents a potential product opportunity for the Aethlon Medical pipeline, or for a license to another company.

Aethlon Laboratories was formed when Syngen Research was acquired by Aethlon Medical on January 10, 2000. Syngen will be merged into the former Aethlon, Inc. subsidiary, and the name will be changed to Aethlon Laboratories. Cell Activation, Inc. was acquired on April 6, 2000, and will also be merged into Aethlon Laboratories. Aethlon Laboratories is a California Corporation.

Syngen Research was founded in 1995 by Dr. Tullis as an operating company, with revenues from consulting contracts and sub-contract development in a well equipped laboratory with a staff oriented to DNA replication and amplification. Prior to the January 2000 merger, laboratory work was performed there for Cell Activation, as well as for several other biotechnology companies. Dr. Tullis received 65,000 shares of Aethlon Medical common stock in exchange for 100% of the stock of Syngen Research, and was appointed to the Board of Directors of Aethlon Medical, and was elected its Vice President for Business Development.

Cell Activation was formed in December 1997 by a group of distinguished scientists and businessmen who were all employed in senior positions in their respective organizations, but wished to exploit the emerging inappropriate cell activation technology in which they had a common interest. Although Cell Activation had no salaried employees, it made good progress in developing its diagnostic products, particularly the Plazmazyme(TM) Assay Kit, in its two plus years of operation. The six owners of Cell Activation received a total of 99,152 shares of Aethlon Medical common stock, and options to purchase 50,848 shares of Aethlon Medical common stock, in exchange for 100% of the shares of Cell Activation.

Aethlon Laboratories intends to become a research and development company with specialized resources for the development of extracorporeal treatments of blood-borne pathogens. As products under development approach readiness for human clinical trials, Aethlon laboratories will work closely with Hemex in planning and executing these trials. Manufacturing, as well as distribution and sales, will be arranged through strategic partners and contractors, also in close collaboration with Hemex.

As products from Hemex and Aethlon Laboratories mature, management will continue to review the most cost-efficient location - Aethlon Laboratories, Hemex, or Aethlon Medical - for various activities which can be shared among subsidiaries.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company currently rents approximately 2,000 square feet of laboratory space from the University of Buffalo Foundation on a month-to-month basis at a lease rate of approximately $2,775 per month. The Company also leases approximately 1,200 square feet of executive office space in La Jolla, California at the rate of $1,540 per month on a month-to-month basis for use as its principal executive offices and two small offices in Williamsville, New York at $850 per month on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company may be a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the period covered by the report. Resolutions approving the change in the name of the Company were adopted by shareholders owning in excess of 58% of the outstanding voting stock in February 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

LIMITED PUBLIC MARKET FOR SHARES OF COMMON STOCK

     The Company's Common Stock is traded on the Over-the-Counter Bulletin Board ("OTCBB"). The Company's trading symbol is "AEMD." The Company's Common Stock has had a limited trading history, and trading has been limited and sporadic.

     The following table sets forth for the period indicated the high and low bid quotations for the Common Stock as reported by the OTCBB. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

              HIGH BID           LOW BID
   2000
1st Quarter     $9.00             $7.00

   1999
4th Quarter     $8.75             $7.03
3rd Quarter     $8.75             $7.00
2nd Quarter     $8.50             $7.75
1st Quarter     $8.50             $8.00

   1998
4th Quarter     $9.50             $7.50
3rd Quarter     $9.50             $5.50
2nd Quarter     $9.50             $5.50
1st Quarter     $10.50            $5.50

   1997
4th Quarter    $10.50             $5.50
3rd Quarter    $10.50             $5.50
2nd Quarter    $10.50             $5.50

     There are approximately 60 record holders of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

     The Company is in the initial stages of its operations and has not yet engaged in significant commercial activities. During the fiscal 2001, the Company plans to continue its research and development activities relating to the Hemopurifier, and commence clinical trials for the device to remove iron from the blood. See Item 1, "Business."

     The implementation of the Company's business plan is dependent upon its ability to raise equity capital. During the fiscal year ended March 31, 2000, the Company financed its research and development activities through the private placement of approximately $1,000,000 principal amount of 12-month notes bearing interest at 12% per annum. The Company has entered into an agreement with an investment banking firm under which the firm will use its best efforts to sell $10 million of the Company's Common Stock in a private placement anticipated to commence in June 2000. The Company believes that the successful completion of the stock offering will satisfy the Company's anticipated capital requirements related to the development of its business for three years; however, additional financing may be required in the case of further acquisitions or to successfully develop other technologies. At the present time, the Company has no plans to purchase significant amounts of equipment or hire significant numbers of additional employees prior to the successful completion of the private placement of its Common Stock.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the two most recent fiscal years of the registrant, there were no disagreements with the principal accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and Nasdaq. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file. The Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     The names, ages and positions of the Company's directors and executive officers as of June 15, 2000 are listed below:

NAMES                               TITLE OR POSITION                                   AGE
-----                               -----------------                                   ---
James A. Joyce                      Chairman, Secretary, and Director                   38

Franklyn S. Barry, Jr.              President/Chief Executive Officer                   60
                                    and Director

John M. Murray                      Vice President-Finance and Chief                    66
                                    Financial Officer

Richard H. Tullis, PhD              Vice President-Business Development                 55
                                    and Director

Clara M. Ambrus, MD, PhD,           Chief Scientific Officer                            75
    FACP                            and Director

Edward G. Broenniman                Director                                            63

Robert J. Lambrix                   Director                                            60

John P. Penhune, PhD                Director                                            64

     Resumes of Management follow:

     JAMES A. JOYCE

     Mr. Joyce, the founder of Aethlon, Inc., became a director of the Company on March 10, 1999. Since 1993, Mr. Joyce has served as the Chief Executive Officer of James Joyce & Associates, a management consulting and investment banking organization that specializes in the structure and placement of private and public equity offerings. Most recently, he advised in the structure and placement of over $20 million in private equity on behalf of a publicly-traded computer distribution company, and served as a board member and advisor in the initial public offering of a biomedical company. Previously, Mr. Joyce was Chief Executive Officer of Mission Labs, Inc. and a principal in charge of U.S. operations for London Zurich Securities, Ltd.

     FRANKLYN S. BARRY, JR

     Mr. Barry has over 25 years of experience in managing and building companies. He has been the President and Chief Executive Officer of Hemex since April 1997, and became a director of the Company on March 10, 1999. From 1994 to April 1997, Mr. Barry was a private consultant. Included among his prior experiences are tenures as President of Fisher-Price and as co-founder and CEO of Software Distribution Services, which today operates as Ingram Micro-D, an international distributor of personal computer products. Mr. Barry serves on the Board of Directors of Barrister Global Services Network, Inc., a publicly-traded company.

     JOHN M. MURRAY

     Mr. Murray joined the Company in September 1999. From 1988 until his retirement in 1998 Mr. Murray was Vice President-Finance and Treasurer of American Precision Industries Inc., a multi-national manufacturer of industrial motion control and heat transfer products listed on The New York Stock Exchange.

     RICHARD H. TULLIS, PHD

     Dr. Tullis has extensive biotechnology management and research experience. In 1996 he founded Syngen Research to pursue research in the fluorescent detection of DNA hybridization reactions. Syngen was acquired by the Company in January 2000, and he was elected a director of the Company at that time. During the past five years, Dr. Tullis also served as Chief Executive Officer of DNA Sciences, Inc. and Genetic Vectors, Inc.

     CLARA M. AMBRUS, MD, PHD, FACP

     Dr. Ambrus invented the Hemopurifier cartridge and is the founder of Hemex, Inc. which was acquired by the Company in March 1999. She was elected a director of the Company on July 14, 1999. She is a Research Professor at the State University of New York at Buffalo in both the School of Medicine and the School of Pharmacology.

     EDWARD G. BROENNIMAN

     Mr. Broenniman became a member of the Board of Directors of the Company on March 10, 1999. Mr. Broenniman has 30 years of management and executive experience with high-tech, privately-held growth firms where he has served as a CEO, COO, or corporate advisor, using his expertise to focus management on increasing profitability and stockholder value. He is the Managing Director of The Piedmont Group, LLC, a venture advisory firm. Mr. Broenniman recently served on the Board of Directors of publicly-traded QuesTech (acquired by CACI International), and currently serves on the Boards of four privately-held firms, the Dingman Center for Entrepreneurship's Board of Advisors at the University of Maryland, and the Board of the Association for Corporate Growth.

     ROBERT J. LAMBRIX

     Mr. Lambrix was elected a director of the Company on July 14, 1999. Since April 2000, Mr. Lambrix has been the Chief Executive Officer of U.S. Medical, Inc., a distributor of new and used medical equipment. From January 1997 to March 2000 he was a management consultant, and in 1996 he was Chief Financial Officer of Senior Campus Living. From March 1994 to May 1995, Mr. Lambrix was a principal with Kotter Associates. He is the former Senior Vice President and Chief Financial Officer of Baxter International, Inc., a global leader in the development, manufacture, and distribution of medical devices and hospital supplies.

     JOHN P. PENHUNE, PHD

     Dr. Penhune was a founder, President, and Chairman of the Board of Cell Activation, Inc. prior to its acquisition by the Company in April 2000, and he was elected a director of the Company at that time In addition, he is Senior Vice President of Research at Science Applications International Corporation
(SAIC), a Fortune 500 company with annual sales exceeding $5 billion.

     Each of the directors is serving for a term that extends to the next Annual Meeting of Shareholders of the Company. The Company's Board of Directors presently has an Audit Committee and a Compensation Committee on each of which Messrs. Broenniman, Lambrix, and Penhune serve. Mr. Lambrix is Chairman of the Audit Committee, and Mr. Broenniman is Chairman of the Compensation Committee.

     Mr. Broenniman is the son-in-law of Dr. Ambrus.

ITEM 10. EXECUTIVE COMPENSATION

     During the fiscal year ended March 31, 2000, Mr. Joyce and Mr. Barry each earned a salary of $120,000 of which $90,000 has been paid and $30,000 is unpaid and deferred. No other officer of the Company received compensation in excess of $100,000 for the fiscal year.

     In April 1999, the Company entered into two-year employment agreements with Mr. Joyce and Mr. Barry. Each agreement provides for base compensation of $120,000 per year. The agreements also provide that the employees are eligible to receive the Company's standard benefits package and participation in an incentive compensation program to be developed and approved by the Board of Directors.

     No compensation was paid to the directors of the Company during the fiscal year ended March 31, 2000. At a meeting held on May 31, 2000, the Board of Directors approved a fee arrangement for non-employee directors, effective with the May 31, 2000 meeting. An annual retainer will consist of a stock option for 2,000 shares of Company stock with an exercise price equal to 75% of the average closing price of the stock for the 30 days prior to issuance. A cash fee of $1,000 for each day or partial day spent attending board and committee meetings will be paid. The cash fee for telephonic attendance will be $500. In addition, for each board and committee meeting attended in person or by phone, the director will receive an option to acquire 100 shares of Company stock with an exercise price equal to 75% of the average closing price of the stock for the 30 days prior to the meeting date. All out-of-pocket expenses incurred to attend meetings will be reimbursed by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of June 15, 2000.

                                                                                                  Percent
                                                                            Number                  of
Name                             Title                                    of  Shares             Class (1)
----                             -----                                    -----------            ---------
James A. Joyce                   Chairman, Secretary,                        675,500                24.4%
                                 and Director

Clara M. Ambrus                  Chief Scientific Officer and                450,279                16.2%
                                 Director

Deborah Salerno                  Shareholder                                 425,000                15.3%

Edward G. Broenniman             Director                                    255,874  (2)            9.2%


All directors and executive                                                1,484,789                53.6%
officers of Company as a group
(5 persons)

----------------
     (1)  Based on 2,771,652 shares outstanding.
     (2) Includes 201,989 shares owned of record by Linda Broenniman, Mr. Broenniman's wife.

     The table above does not include 412,500 shares issuable to Mr. Barry upon the exercise of a stock option granted to him which first becomes exercisable on September 11, 2000.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM  13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are being filed with this Annual Report on Form 10-KSB and/or are incorporated by reference therein in accordance with the designated footnote references:

3.1  Articles of Incorporation and Bylaws of the Company (1)

3.2 Certificate of Amendment of Articles of Incorporation dated March 28, 2000, filed herewith

10.1 Employment Agreement between the Company and Franklyn S. Barry, Jr. dated April 1, 1999 (2)

10.2 Employment Agreement between the Company and James A. Joyce dated April 1, 1999 (2)

10.3 Agreement and Plan of Reorganization Between the Company and Aethlon, Inc. dated March 10, 1999 (3)

10.4 Agreement and Plan of Reorganization Between the Company and Hemex, Inc. dated March 10, 1999 (3)

10.5 Agreement and Plan of Reorganization Between the Company and Syngen Research, Inc. (4)

10.6 Agreement and Plan of Reorganization Between the Company and Cell Activation, Inc. (5)

21   List of subsidiaries
------------------------------
(1) Filed with the Company's Registration Statement on Form SB-2 and incorporated by reference.
(2) Filed with the Company's Annual Report on Form 10 KSB for the year ended March 31, 1999.
(3)  Filed with the Company's Current Report on Form 8-K dated March 10, 1999.
(4)  Filed with the Company's Current Report on Form 8-K dated January 10, 2000.
(5)  Filed with the Company's Current Report on Form 8-K dated April 10, 2000.


(b)  Reports on Form 8-K.

     Current Report on Form 8-K dated January 10, 2000 (filed with the SEC on January 24, 2000) relating to the acquisition of Syngen Research, Inc.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of June 2000.



                                       By:  /s/ Franklyn S. Barry, Jr.
                                            -----------------------------------
                                            Franklyn S. Barry, Jr., Chief
                                            Executive Officer

                                       By:  /s/ John M. Murray
                                            -----------------------------------
                                            John M. Murray, Chief Financial
                                            Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                         TITLE                    DATE

/s/ James A. Joyce                Chairman of the Board        June 26, 2000
---------------------------
James A. Joyce

/s/ Clara M. Ambrus               Director                     June 26, 2000
---------------------------
Clara M. Ambrus

/s/ Franklyn S. Barry, Jr.        Director                     June 26, 2000
---------------------------
Franklyn S. Barry, Jr.

/s/ Edward G. Broenniman          Director                     June 26, 2000
---------------------------
Edward G. Broenniman

/s/ Robert J. Lambrix             Director                     June 26, 2000
---------------------------
Robert J. Lambrix

/s/ John P. Penhune               Director                     June 26, 2000
---------------------------
John P. Penhune

/s/ Richard H. Tullis             Director                     June 26, 2000
---------------------------
Richard H. Tullis

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                 March 31, 2000

                                                                  Pages

Independent Auditor's Report                                       F-1

Consolidated financial statements:

         Statements of Operations                                  F-2

         Balance Sheets                                            F-3

         Statements of Cash Flows                                  F-4

         Statements of Stockholders' Deficiency                    F-5


Notes to the Financial Statements                               F-6 - F-13

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Aethlon Medical, Inc. and Subsidiaries
Buffalo, New York


         We have audited the accompanying consolidated balance sheets of Aethlon Medical, Inc. (formerly Bishop Equities, Inc.) and Subsidiaries (A Development Stage Enterprise) as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended and for the period from January 31, 1984 (inception) to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aethlon Medical, Inc. and Subsidiaries (A Development Stage Enterprise) as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and from January 31, 1984 (inception) to March 31, 2000 in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       FREED MAXICK SACHS & MURPHY, P.C.

Buffalo, New York
June 21, 2000

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED MARCH 31,

                                                                             Cumulative
                                                                               during
                                                                             development
                                                                            stage through
                                               2000             1999        March 31, 2000
REVENUE
 Grant income                              $      --        $      --        $ 1,424,012
 Subcontract income                               --               --             73,746
 Sale of research and development                 --               --             35,810
 Other income                                   20,559             --             37,784
 Interest income                                  --               --             17,415
                                           -----------      -----------      -----------

     Total revenue                              20,559             --          1,588,767

EXPENSES
 Personnel costs                               457,629          221,779        3,305,125
 Interest and debt expense                     425,085           13,823          515,846
 Professional fees                             254,258           45,887          571,238
 Rent and office expense                        76,027           38,144          491,714
 Insurance                                      33,175           (2,347)          90,486
 Travel and meetings                            26,738            5,325          144,155
 Depreciation                                   11,098           16,287          134,918
 Amortization-patents                            8,172            8,171           42,899
 Amortization-goodwill                          12,695             --             12,695
 Laboratory supplies                             2,650              180          102,383
 Miscellaneous                                   6,627            3,131          104,930
 Equipment and maintenance                         623            1,674          165,322
 Research and development consultation            --               --            240,463
 Subcontract expense                              --               --            195,964
 Contractual costs                                --               --            192,112
 Dues and subscriptions                           --               --             13,596
                                           -----------      -----------      -----------


     Total expenses                          1,314,777          352,054        6,323,846
                                           -----------      -----------      -----------

Loss before income tax provision            (1,294,218)        (352,054)      (4,735,079)

Income tax provision                             5,164              625           11,337
                                           -----------      -----------      -----------

NET LOSS                                   $(1,299,382)     $  (352,679)     $(4,746,416)
                                           ===========      ===========      ===========

PER SHARE:
  Net loss                                 $     (0.50)     $     (0.23)     $     (3.30)
                                           ===========      ===========      ===========

  Weighted average number of
  common shares outstanding                  2,612,292        1,506,833        1,439,595
                                           ===========      ===========      ===========

                             See accompanying notes.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS
                                    MARCH 31,

                                                               2000            1999
                               ASSETS
CURRENT ASSETS
  Cash                                                     $   217,017      $     3,052
  Accounts receivable                                           61,495             --
  Prepaid expenses                                              36,940             --
  Employee advances                                             15,800             --
                                                           -----------      -----------

     Total current assets                                      331,252            3,052

FURNITURE AND EQUIPMENT, NET                                    41,535           33,608

OTHER ASSETS
  Patents and trademarks, net                                  177,065           45,413
  Deferred debt expense, net                                   273,738             --
  Goodwill, net                                                495,088             --
  Other                                                          1,330             --
                                                           -----------      -----------

     Total other assets                                        947,221           45,413
                                                           -----------      -----------

     Total assets                                          $ 1,320,008      $    82,073
                                                           ===========      ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts payable:
    Trade                                                  $   740,562      $   252,178
    Related parties                                            234,324          229,806
  Notes payable, net of discount                               526,708             --
  Accrued liabilities                                          201,631           63,577
  Deferred compensation                                        329,835          310,008
                                                           -----------      -----------

     Total current liabilities                               2,033,060          855,569

STOCKHOLDERS' DEFICIENCY:
 Common stock - $.001 par value
   25,000,000 shares authorized, 2,672,500
   (2,595,000 - 1999) shares issued and outstanding              2,673            2,595
 Additional paid in capital - common stock                   3,290,865        2,670,943
 Additional paid in capital - warrants                         739,826             --
 Deficit accumulated during development stage               (4,746,416)      (3,447,034)
                                                           -----------      -----------

     Total stockholders' deficiency                           (713,052)        (773,496)
                                                           -----------      -----------

     Total liabilities and stockholders' deficiency        $ 1,320,008      $    82,073
                                                           ===========      ===========


                             See accompanying notes.

             AETHLON MEDICAL, INC. AND SUBSIDIARIES
                (A DEVELOPMENT STAGE ENTERPRISE)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MARCH 31,

                                                                                           Cumulative
                                                                                             during
                                                                                           development
                                                                                          stage through
                                                             2000             1999        March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                $(1,299,382)     $  (352,679)     $(4,746,416)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation                                              11,098           16,287          134,918
    Amortization                                             292,024            8,171          326,751
    Services paid by issuance of warrants                      5,000             --              5,000
    Deferred compensation forgiven                              --             37,600          217,223
 (Increase) decrease in assets:
     Accounts receivable and advances                        (14,629)            --            (14,629)
     Prepaid expenses                                        (36,940)            --            (36,940)
     Other assets                                             (1,329)            --             (1,329)
  Increase (decrease) in liabilities:
     Accounts payable                                        207,350           12,838          597,984
     Accrued liabilities                                     138,054           77,074          268,869
     Deferred compensation                                    19,827           77,959          329,834
                                                         -----------      -----------      -----------

        Net cash used by operating activities               (678,927)        (122,750)      (2,918,735)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                          (13,476)            --           (170,904)
 Purchase of patents                                         (39,824)            --           (120,564)
 Cash of acquired company                                      8,442             --              8,442
                                                         -----------      -----------      -----------

        Net cash used by investing activities                (44,858)            --           (283,026)

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in notes payable                                 1,052,500             --          1,052,500
 Deferred debt costs                                        (114,750)            --           (114,750)
 Loans from stockholders                                        --               --            370,384
 Advances from affiliate                                        --            122,100          122,100
 Proceeds from issuance of common stock                         --              2,470        1,988,544
                                                         -----------      -----------      -----------

        Net cash provided by financing activities            937,750          124,570        3,418,778

NET INCREASE IN CASH                                         213,965            1,820          217,017
Cash - beginning of year                                       3,052            1,232             --
                                                         -----------      -----------      -----------

Cash - end of year                                       $   217,017      $     3,052      $   217,017
                                                         ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
    Cash paid during the period for:
      Interest                                           $    18,727      $      --        $    42,307
      Income taxes                                       $     1,350      $       325      $     7,162

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
    Loans converted to common stock of Hemex             $      --        $   435,094      $   435,094
    Net assets of entities acquired in exchange
      for the issuance of common stock                   $   520,000      $   119,014      $   639,014
   Patent acquired for 12,500 shares of common stock     $   100,000      $      --        $   100,000
   Debt placement fees paid by issuance of warrants      $   246,113      $      --        $   246,113
   Allocation of note proceeds to note discount          $   734,826      $      --        $   734,826

                    See accompanying notes.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                      COMMON STOCK                       PAID IN
                                                  ----------------------    PAID IN      CAPITAL-    ACCUMULATED
                                                    SHARES     AMOUNT       CAPITAL      WARRANTS      DEFICIT        TOTAL
BALANCE AT MARCH 31, 1998                         1,274,000  $     1,274  $ 1,987,270   $      --    $(3,094,355)  $(1,105,811)

 Conversion of loans payable -
 stockholders into Hemex common
 stock                                               76,000           76      435,018          --           --         435,094

 Issuance of common stock for
 acquisition of Aethlon Medical                     511,500          511       (2,437)         --           --          (1,926)

 Issuance of common stock for
 acquisition of Aethlon                             733,500          734      102,869          --           --         103,603

 Forgiven employee/stockholder
 deferred compensation                                 --           --        217,223          --           --         217,223

 Net loss - 1999                                       --           --           --            --       (352,679)     (352,679)
                                                -----------  -----------  -----------   -----------  -----------   -----------

BALANCE AT MARCH 31, 1999, as previously
   reported                                       2,595,000        2,595    2,739,943          --     (3,447,034)     (704,496)
Prior period adjustment (Note 3)                       --           --        (69,000)         --           --         (69,000)
                                                -----------  -----------  -----------   -----------  -----------   -----------
BALANCE AT MARCH 31, 1999, as adjusted            2,595,000        2,595    2,670,943          --     (3,447,034)     (773,496)
 Issuance of common stock for
 acquisition of Aethlon Labs                         65,000           65      519,935          --           --         520,000

 Issuance of common stock for
 acquisition of patent rights                        12,500           13       99,987          --           --         100,000

 Warrants to acquire common stock
 issued with promissory notes                          --           --           --         734,826         --         734,826

 Warrants to acquire common stock
 issued in exchange for services                       --           --           --           5,000         --           5,000

 Net loss - 2000                                       --           --           --            --     (1,299,382)   (1,299,382)
                                                -----------  -----------  -----------   -----------  -----------   -----------

BALANCE AT MARCH 31, 2000                         2,672,500  $     2,673  $ 3,290,865   $   739,826  $(4,746,416)  $  (713,052)
                                                ===========  ===========  ===========   ===========  ===========   ===========

                             See accompanying notes.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Aethlon Medical, Inc. (formerly Bishop Equities, Inc.) (Aethlon Medical) and its wholly owned subsidiaries, Hemex, Inc. (Hemex), Syngen Research, Inc. (doing business as Aethlon Laboratories, Inc.) (Aethlon Labs), and Aethlon, Inc. (collectively the Company). All significant intercompany balances and transactions have been eliminated.

         NATURE OF BUSINESS - Aethlon Medical, which was formerly a non-operating public entity, is the parent company of Aethlon Inc., Aethlon Labs, and Hemex. Hemex, incorporated on January 31, 1984 and acquired by Aethlon Medical on March 10, 1999, is a start-up research and development company involved in developing the HemopurifierTM which is a medical device for removing substances from the blood. Aethlon, Inc. was incorporated on June 24, 1998 to acquire proprietary medical device technologies with the potential to be developed and commercialized on an international basis. Aethlon Labs was incorporated on October 14, 1999 and acquired by Aethlon Medical on January 10, 2000 primarily to develop the Hemopurifier for the removal of certain viruses from the blood.

         To date the Company is in the initial stage of its operations and has not yet engaged in significant commercial activities. Marketing of the Hemopurifier is subject to FDA approval.

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

         SEGMENT REPORTING - The Company is currently organized, managed and internally reported as one segment. The segment operates entirely within the United States.

         NET LOSS PER COMMON SHARE - In accordance with SFAS 128, dual presentation of basic and diluted earnings per share is required on the face of the statement of operations. Net loss per share is based upon the weighted average number of common shares outstanding during the periods presented. Outstanding stock options and warrants have not been considered common stock equivalents because their assumed exercise would be anti-dilutive.

         EQUIPMENT AND DEPRECIATION - Equipment is recorded at cost. Depreciation has been determined using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended March 31, 2000 and 1999 was $11,098 and $16,287, respectively. Accumulated depreciation as of March 31, 2000 and 1999 amounted to $132,771 and $123,820, respectively.

         INTANGIBLE ASSETS - Intangible assets consist of patents, goodwill, and deferred debt expense. The Company periodically reviews the recoverability of the carrying value of its intangible assets. In determining whether there is an impairment, the Company compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the asset. In addition, the Company will consider other significant events or changes in the economic and competitive environments that may indicate that the remaining estimated useful lives of its intangibles may warrant revision. At March 31, 2000, the Company believed that no impairment of intangibles existed.

         PATENTS AND AMORTIZATION - Three patents were acquired during the year ended December 31, 1994 from a stockholder in exchange for a note payable in the amount of $80,140 which has since been repaid. These patents are being amortized on the straight-line method over their remaining lives which expire between the years 2003 through 2005. Amortization for each of the years ended March 31, 2000 and 1999 was $8,171. Accumulated amortization as of March 31, 2000 and 1999 amounted to $42,899 and $34,727, respectively. During the year ended March 31, 2000, the Company capitalized costs relative to seven patent applications and three trademarks totaling $139,824. The Company will amortize these costs over the lives of the patents and trademarks beginning with date of issuance.

         GOODWILL - Goodwill relates to the acquisition of Syngen Research, Inc. on January 10, 2000. Goodwill is being amortized over ten years, and amortization in the year ended March 31, 2000 amounted to $12,695.

         DEFERRED DEBT EXPENSE - The cash fees paid and warrants granted to private placement firms in connection with promissory notes issued during the current year are being amortized on a straight-line basis over the one-year term of the related notes. Amortization expense for the year ended March 31, 2000 was $87,124.

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


NOTE 2. - FINANCIAL CONDITION

         On March 10, 1999, Aethlon Medical acquired the outstanding stock of two privately held Development Stage Enterprises, Hemex and Aethlon, Inc., in order to pursue its commitment to become a significant developer and manufacturer of medical device technologies (see Note 3). Hemex has developed a proprietary and patented technology for the extracorporeal removal of toxic materials from the blood, and has completed its first clinical trial of one application of this technology. Aethlon, Inc. was formed as a medical device acquisition company, whose mission will now be carried forward by Aethlon Medical.

         During fiscal year 2000, the Company consummated the acquisition of an invention and related patents and also acquired all of the common stock of Syngen Research, Inc. (see Note 3). These acquisitions were accomplished through the issuance of shares of the common stock of the Company.

         Management intends to seek other acquisitions in related medical device technologies while in the near term concentrating on the commercialization of the Hemex Hemopurifier(TM) product line.

         The implementation of the Company's business plan is dependent upon its ability to raise equity capital. During the fiscal year ended March 31, 2000, the Company financed its research and development activities through the private placement of $1,052,500 principal amount of 12-month notes bearing interest at 12 % per annum. In March 2000, the Company entered into an agreement with an investment banking firm under which the firm will use its best efforts to complete the private placement of the Company's common stock in the amount of $10 million. Management believes that the financing provided by this stock offering, should it be completed, will be sufficient to meet the Company's cash needs, including the commercialization of the HemopurifierTM products, for at least three years. Additional financing may be required in the case of further acquisitions.

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

         The Company has sustained substantial operating losses in recent years, and expects to do so for the next two fiscal years. Also, its current liabilities exceed its current assets by $1,701,808 at March 31, 2000. Management believes that the actions described above will provide the basis for the Company to make the transition from a Development Stage Enterprise to commercial operations. However, there is no assurance that the Company's present plans will be successful.

NOTE 3. - CAPITAL TRANSACTIONS

         In February 1999, Aethlon Medical (a non-operating public entity) entered into a merger agreement with Hemex and Aethlon, Inc. whereby Aethlon Medical issued 1,350,000 and 733,500 shares of its common stock to Hemex and Aethlon, Inc., respectively, in exchange for 100% of their outstanding shares. Hemex and Aethlon, Inc. survived as the operating entities and wholly-owned subsidiaries of Aethlon Medical.

         During the fiscal year ended March 31, 2000, the Company corrected the accounting for the acquisition of Aethlon, Inc. to reflect an additional liability in the amount of $69,000 which should have been recorded at the date of acquisition. This correction has been treated as a prior period adjustment, which results in a corresponding adjustment to paid in capital as of March 31, 1999.

         As a result of the merger, the Hemex shareholders became the majority owners of the Company and have effective operating control. Accordingly, the transaction was accounted for as a reverse acquisition whereby Hemex was deemed to be the accounting acquirer of Aethlon Medical and Aethlon, Inc. through the issuance of stock for their net monetary assets, followed by a recapitalization. The assets and liabilities of Aethlon Medical and Aethlon, Inc. have been recorded at their historical cost, which approximated their fair market value. The results of operations include those of Aethlon Medical and Aethlon, Inc. since the date of acquisition. Hemex has changed its fiscal year end from December 31 to that of Aethlon Medical, with Aethlon, Inc. also adopting the same fiscal year.

         On January 10, 2000, the Company acquired from Richard H. Tullis, PhD all the outstanding common stock of Syngen Research, Inc. in exchange for 65,000 share of the Company's common stock. Syngen Research, Inc. (d/b/a Aethlon Laboratories, Inc.) became a wholly-owned subsidiary of the Company and will engage primarily in the development of the virus removing device under the direction of Dr. Tullis. The acquisition was accounted for using the purchase method of accounting, and the results of operations of Aethlon Labs have been included in the accompanying consolidated financial statements from the date of acquisition.

         The following is a proforma summary of the results of operations had Aethlon Medical, Aethlon, Inc. and Hemex been combined as of April 1, 1998 and had Aethlon Labs been acquired as of April 1, 1998:

Year ended March 31                         2000                       1999
                                            ----                       ----
Net loss                                 $(1,311,975)             $    (497,728)
                                         ===========              =============
Net loss per share                       $      (.49)             $        (.20)
                                         ===========              =============

NOTE 4. - LEASES

         The Company rents laboratory space in San Diego, California and Amherst, New York and office space in La Jolla, California and Williamsville, New York on a month-to- month basis. Total rent expense for the years ended March 31, 2000 and 1999 was $55,183 and $32,429, respectively.


NOTE 5. - DEFERRED COMPENSATION

         The Company has accrued but unpaid compensation obligations (deferred compensation) with two of its present officers/stockholders and two stockholders who are former officers. The Company has entered into an agreement with the individuals, the terms of which require the Company to compensate the individuals the amount owed as soon as the Company has funds available. To facilitate the capital transaction described in Note 3, the employees have agreed to accept a discounted amount as full payment of the deferred compensation. As a result, the deferred compensation liability presented in the accompanying financial statements has been discounted by 40 percent, reflecting the amount of funds management estimates will be available from a proposed private placement (see Note 2) to satisfy the payment of the deferred compensation. The amounts discounted and forgiven by the employee/stockholders in the amount of $217,223 was recorded as an increase in additional paid in capital at March 31, 1999.


NOTE 6. - NOTES PAYABLE

                  During the year ended March 31, 2000, the Company entered into arrangements for the issuance of up to $1,350,000 of private placement debt in units of $25,000. The notes bear interest at 12% per annum and mature one year from the date of issuance. Detachable warrants to purchase 12,500 shares of the Company's common stock at a price of $5 per share for a five-year term were issued with each unit. The warrants may be called by the Company upon meeting certain per share market price goals. At March 31, 2000, notes aggregating $1,017,500 had been issued under this program, and there were noteholder warrants outstanding for 508,750 shares of stock.

         The Company has allocated the proceeds from the private placement debt to the warrants and notes on a pro-rata basis based upon the estimated fair value of each financial instrument separately. Accordingly, $734,826 of the note proceeds was allocated to the noteholder warrants. This amount is reflected as a note discount, which is netted against the note payable balance in the accompanying balance sheet and is also included as additional paid in capital - warrants. The note discount is being amortized as additional interest expense over the one-year term of the notes. Amortization in the year ended March 31, 2000 totaled $184,034, and the remaining unamortized note discount at March 31, 2000 was $550,792.

         The Company incurred cash fees of $114,750 and agreed to grant warrants for 50,875 shares of common stock, valued at $246,113, in connection with this private placement of debt which are being amortized over the one-year term of the notes. These warrants will have the same terms as the warrants granted to noteholders. Pending issuance of the warrants, the value of these warrants is reflected in accounts payable at March 31, 2000. Amortization for the placement fees during the year ended March 31, 2000 amounted to $87,124. In addition, the Company has agreed to pay additional placement fees equal to 10% of the proceeds from the exercise of warrants by noteholders at such time as noteholder warrants are exercised.

         In connection with certain 10% demand notes, in the amount of $64,500, issued and repaid during the current fiscal year, the Company has agreed to issue 14,250 shares of the Company's common stock as additional compensation to the lender. Pending issuance of these shares, the Company's obligation for this additional compensation, in the amount of $114,125, is included in accounts payable.

         Outstanding notes payable at March 31, 2000 were as follows:

         Private placement notes, net of discount           $466,708
         Stockholder notes - 12%                              35,000
         Related party note                                   25,000
                                                            --------
         Total                                              $526,708


NOTE 7. - INCOME TAXES

         The Company has elected under Internal Revenue Code, Section 174, to capitalize for income tax purposes all research and development expenditures incurred in conjunction with its product development process. Net costs associated with the research and development process amount to approximately $4,430,000 at March 31, 2000. When the Company realizes benefits from such expenditures, the costs will be amortized over a period of 60 months. The related deferred tax asset at March 31, 2000 was approximately $1,019,000 and at March 31,1999 it was approximately $742,000.

         A valuation allowance has been provided for 100 percent of the deferred tax asset as realization of the asset is contingent upon Food and Drug Administration approval of the Hemopurifier and the Company generating sufficient taxable income to offset the research and development amortization expenses.


NOTE 8. - RELATED PARTY TRANSACTIONS

         In addition to the stockholder loans payable, the officers of the Company and other related entities have paid expenses on behalf of the Company. The officers also have advanced the Company funds to cover short-term working capital shortages. These non interest-bearing amounts have been included as accounts payable - related parties in the accompanying financial statements.

NOTE 9 - OPTIONS AND WARRANTS

         In addition to the warrants for 508,750 shares of common stock issued to noteholders (see Note 6), the Company has issued warrants for 3,750 shares exercisable at $6 per share and has agreed to issue warrants for 15,000 shares exercisable at $3 per share to certain parties in exchange for services rendered. The value for these warrants is based on the estimated fair value of the services rendered in the amount of $35,000.

         In connection with the merger agreement among Aethlon Medical, Aethlon, Inc., and Hemex, a commitment was made to grant an option to the Company's Chief Executive Officer for 412,500 shares of common stock at $3 per share, the fair market value on the date of that commitment. This grant was formalized in a Stock Option Agreement dated April 1, 1999 which permits the option to be exercised between September 10, 2000 and September 11, 2005.

         The Company applies APB Opinion No. 25 in accounting for stock options. Accordingly, no compensation expense has been charged to earnings for the option referred to above since such option has an exercise price equal to 100% of market value on the date of grant. Had the Company adopted the provisions of FASB Statement No. 123, compensation expense for this option would have increased the Company's net loss for the fiscal year ended March 31, 2000 from $1,299,382 to $1,602,677, and the loss per share for this period would have increased from $.50 to $.61.

         The fair value of the option was estimated using the Black-Scholes option pricing model using a risk-free interest rate of 5.51%, an expected term of 7.1 years, and an annual standard deviation (volatility) of 15%. The resultant fair value of this option is $1.06 per share.

NOTE 10 - SUBSEQUENT EVENT

         On April 6, 2000, the Company acquired all the outstanding common stock of Cell Activation, Inc. ("Cell") in exchange for 99,152 shares of common stock of the Company. In addition, all the outstanding stock options of Cell were exchanged for options to purchase 50,148 shares of common stock of the Company at $.3933 per share. Following the transaction, Cell became a wholly-owned subsidiary of the Company and will operate as part of Aethlon Labs. The acquisition will be accounted for using the purchase method of accounting.

NOTE 11 - FOURTH QUARTER ADJUSTMENTS

         During the year ended March 31, 2000, the Company recognized an adjustment in the fourth quarter relating to the issuance of detachable warrants in connection with a private placement debt offering which took place throughout the year. The value allocated to these warrants was subsequently determined and recorded as a note discount and additional paid in capital (See Note 6). The portion of the $734,826 discount that relates to the second and third quarters amounts to $86,165 and $260,021, respectively. The amortization of the discount which would have been recorded as debt expense in these quarters amounts to approximately $14,000 and $54,000, respectively.

         Also related to this offering, the Company granted warrants to purchase 50,875 shares of the Company's common stock as debt replacement fees. The value allocated to these warrants was subsequently determined and recorded (See Note 6). The portion of the $246,113 in deferred debt cost that relates to the second and third quarters amounts to $25,113 and $76,981, respectively. The amortization of the deferred debt costs which would have been recorded as debt expense in the periods amounts to approximately $4,000 and $16,000, respectively.

NOTE 12 - CONTINGENCIES

         Effective January 1, 2000, the Company entered into an agreement under which an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemex Hemopurifier were assigned to the Company. In addition to certain royalty payments to be made on future sales of the patented product, the consideration for the acquired rights included the issuance of 12,500 shares of the Company's common stock to the inventors on March 23, 2000. Upon the issuance of the first US letters patent relating to the invention, the Company is obligated to issue an additional 12,500 shares of common stock to the inventors. If the market price of the Company's common stock on the date the patent is issued is below $8 per share, then the number of shares to be issued will be that number which equates to $100,000.