Form 10QSB
period 2000-06-30
AETHLON MEDICAL INC
filed 2000-08-14
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________

Commission file number 0-21846

                              AETHLON MEDICAL, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


            NEVADA                                              13-3632859
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)



7825 FAY AVENUE, SUITE 200, LA  JOLLA, CA                             92037
------------------------------------------                        --------------
(Address of principal executive offices)                            (Zip Code)


                                 (858) 456-5777
                           --------------------------
              (Registrant's telephone number, including area code)

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

                  Number of shares of common stock outstanding
                           on June 30, 2000 2,771,652

PART I.  FINANCIAL INFORMATION


ITEM 1. Financial Statements

Consolidated Balance Sheets (unaudited) at June 30, 2000
And March 31, 2000

Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2000 and June 30, 1999

Consolidated Statements of Cash Flows (unaudited) for the three months ended June 30, 2000 and June 30, 1999

Consolidated Statement of Stockholders' Deficiency (unaudited)

Notes to Consolidated Financial Statements

ITEM 2.  Management's Discussion and Analysis or Plan of Operation


PART II.  OTHER INFORMATION

SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                         June 30,         March 31,
                                                           2000             2000
                                                       (unaudited)
                           ASSETS
CURRENT ASSETS
  Cash                                                  $    22,878      $   217,017
  Accounts receivable                                        69,011           61,495
  Prepaid expenses                                           26,948           36,940
  Employee advances                                          12,200           15,800
                                                        -----------      -----------


     Total current assets                                   131,037          331,252

PROPERTY AND EQUIPMENT, NET                                  37,887           41,535

OTHER ASSETS
  Patents and trademarks, net                               353,602          177,065
  Deferred debt expense, net                                214,909          273,738
  Goodwill, net                                           1,593,575          495,088
  Other                                                       1,330            1,330
                                                        -----------      -----------

     Total other assets                                   2,163,416          947,221
                                                        -----------      -----------

     Total assets                                       $ 2,332,340      $ 1,320,008
                                                        ===========      ===========


          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable:
    Trade                                               $   894,603      $   740,562
    Related parties                                         234,464          234,324
  Notes payable, net of discount                            750,881          526,708
  Accrued liabilities                                       210,822          201,631
  Deferred compensation                                     329,835          329,835
                                                        -----------      -----------

     Total current liabilities                            2,420,605        2,033,060

STOCKHOLDERS' DEFICIENCY
 Common stock - $.001 par value
   25,000,000 shares authorized,
   2,771,652 and 2,672,500 shares issued
   and outstanding                                            2,772            2,673
 Additional paid in capital - common stock                4,066,809        3,290,865
 Additional paid in capital - warrants and options        1,215,013          739,826
 Deficit accumulated during development stage            (5,372,859)      (4,746,416)
                                                        -----------      -----------

     Total stockholders' deficiency                         (88,265)        (713,052)
                                                        -----------      -----------

     Total liabilities and stockholders' deficiency     $ 2,332,340      $ 1,320,008
                                                        ===========      ===========


     See accompanying notes.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Cumulative During
                                      Three months     Three months   Development Stage
                                         ended            ended           through
                                        June 30,         June 30,         June 30,
                                         2000             1999              2000
REVENUE
 Grant income                         $      --        $      --        $ 1,430,799
 Subcontract income                          --               --             73,746
 Sale of research and development            --               --             35,810
 Other income                              21,321             --             52,318
 Interest income                             --               --             17,415
                                      -----------      -----------      -----------


     Total revenue                         21,321             --          1,610,088

EXPENSES
 Interest and debt expense                314,198              615          830,044
 Personnel costs                          161,052           88,087        3,466,177
 Professional fees                         53,439           65,729          624,677
 Amortization-goodwill                     41,186             --             53,881
 Rent and office expense                   29,122           15,400          520,836
 Insurance                                 16,712             --            107,198
 Travel and meetings                       12,745            3,840          156,900
 Laboratory supplies                        6,482             --            108,865
 Miscellaneous                              4,114               18          109,044
 Depreciation                               4,045            2,325          138,963
 Amortization-patents                       2,043            2,043           44,942
 Equipment and maintenance                  1,967             --            167,289
 R & D consultation                          --               --            240,463
 Subcontract expense                         --               --            195,964
 Contractual costs                           --               --            192,112
 Dues and subscriptions                      --               --             13,596
                                      -----------      -----------      -----------

     Total expenses                       647,105          178,057        6,970,951

LOSS BEFORE INCOME TAXES                 (625,784)        (178,057)      (5,360,863)

PROVISION FOR INCOME TAXES                    659               56           11,996
                                      -----------      -----------      -----------

NET LOSS                              $  (626,443)     $  (178,113)     $(5,372,859)
                                      ===========      ===========      ===========

PER SHARE:
  Net loss                            $     (0.23)     $     (0.07)     $     (3.86)

  Weighted average number of
  common shares outstanding             2,771,652        2,686,500        1,392,510


     See accompanying notes.

            AETHLON MEDICAL, INC. AND SUBSIDIARIES
               (A DEVELOPMENT STAGE ENTERPRISE)

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Cumulative During
                                                         Three months    Three months   Development Stage
                                                            ended           ended            through
                                                           June 30,        June 30,          June 30,
                                                             2000            1999              2000
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                $  (626,443)   $  (178,113)       $(5,372,859)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation                                                4,045          2,325            138,963
   Amortization-patents & goodwill                            43,229          2,043             98,822
   Amortization-debt expense & note discount                 280,399           --              551,557
   Services paid by issuance of warrants                        --             --                5,000
   Deferred compensation forgiven                               --             --              217,223
 (Increase) decrease in assets:
      Accounts receivable and advances                        (3,916)          --              (18,545)
      Prepaid expenses                                         9,992           --              (26,948)
      Other assets                                              --             --               (1,329)
 Increase (decrease) in liabilities:
      Accounts payable                                        (4,374)        29,204            593,610
      Accrued liabilities                                      9,192         77,284            278,061
      Deferred compensation                                     --            7,815            329,834
                                                         -----------    -----------        -----------

        Net cash used by operating activities               (287,876)       (59,442)        (3,206,611)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                           (2,500)          --             (173,404)
 Sale of equipment                                             4,000           --                4,000
 Purchase of patents                                         (11,299)          --             (131,863)
 Cash of acquired company                                      2,286           --               10,728
                                                         -----------    -----------        -----------

        Net cash used by investing activities                 (7,513)          --             (290,539)

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in notes payable                                   112,500         60,000          1,165,000
 Deferred debt costs                                         (11,250)          --             (126,000)
 Loans from stockholders                                        --             --              370,384
 Advances from affiliate                                        --             --              122,100
 Proceeds from issuance of common stock                         --             --            1,988,544
                                                         -----------    -----------        -----------

        Net cash provided by financing activities            101,250         60,000          3,520,028

NET INCREASE IN CASH                                        (194,139)           558             22,878
CASH, BEGINNING                                              217,017          3,052               --
                                                         -----------    -----------        -----------

CASH, END                                                $    22,878    $     3,610        $    22,878
                                                         ===========    ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
    Cash paid during the period for:
      Interest                                           $     4,703    $      --          $    47,010
      Income taxes                                       $     3,570           --               10,732

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
    Loans converted to common stock of Hemex             $      --      $      --          $   435,094
    Net assets of entities acquired in exchange
      for the issuance of common stock and options       $ 1,174,677    $      --          $ 1,813,691
    Patent acquired for 12,500 shares of common stock    $      --      $      --          $   100,000
    Debt placement fees paid by issuance of warrants     $    22,094    $      --          $   268,207
    Allocation of note proceeds to note discount         $    76,553    $      --          $   811,379

See accompanying notes.

          AETHLON MEDICAL, INC. AND SUBSIDIARIES
             (A DEVELOPMENT STAGE ENTERPRISE)

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                                                                 PAID IN
                                            COMMON STOCK            PAID IN      CAPITAL-     ACCUMULATED
                                        SHARES        AMOUNT        CAPITAL      WARRANTS        DEFICIT         TOTAL
                                                                                 AND OPTIONS
BALANCE AT MARCH 31, 2000              2,672,500    $     2,673   $ 3,290,865   $   739,826   $(4,746,416)   $  (713,052)

Issuance of common stock and options
for acquisition of Cell Activation        99,152             99       775,944       398,634                    1,174,677

Warrants to acquire common stock
issued with promissory notes                                                         76,553                       76,553

Net loss for the three months
ended June 30, 2000                                                                              (626,443)   $  (626,443)
                                     -----------    -----------   -----------   -----------   -----------    -----------

BALANCE AT JUNE 30, 2000               2,771,652    $     2,772   $ 4,066,809   $ 1,215,013   $(5,372,859)   $   (88,265)
                                     ===========    ===========   ===========   ===========   ===========    ===========


     See accompanying notes.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2000

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Aethlon Medical, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000, which includes audited financial statements and footnotes as of and for the years ended March 31, 2000 and 1999.

     The consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly owned subsidiaries, Hemex, Inc., Aethlon, Inc., Syngen Research, Inc., and Cell Activation, Inc. Syngen Research and Cell Activation are doing business as Aethlon Laboratories, Inc. All significant intercompany balances and transactions have been eliminated.

NOTE 2.  CAPITAL TRANSACTION

     On April 10, 2000, the Company acquired all the outstanding common stock of Cell Activation, Inc. ("Cell") in exchange for 99,152 shares of common stock of the Company. In addition, all the outstanding stock options of Cell were exchanged for options to purchase 50,848 shares of common stock of the Company for $.3933 per share. The options expire in 2007. The acquisition has been accounted for using the purchase method of accounting whereby the results of operations of Cell since the date of acquisition have been included in the accompanying Statement of Operations. The excess of the purchase price over the tangible assets acquired has been allocated $167,281 to patents and trademarks and $1,139,674 to goodwill. Patents will be amortized over their lives from date of issuance, and goodwill will be amortized over ten years. Had the Cell acquisition taken place on April 1, 1999, the impact on the Company's results of operations for the three months ended June 30, 1999 would have been immaterial.

NOTE 3.  NOTES PAYABLE

     During the quarter ended June 30, 2000, the Company issued additional one-year promissory notes in the principal amount of $112,500. Detachable warrants to purchase 56,250 shares of the Company's common stock were issued in connection with these notes. Of the note proceeds, $76,553 was allocated to the warrants and recorded as note discount. The note discount is being amortized as additional interest expense over the one-year term of the related notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

     The Company is in the initial stages of its operations and has not yet engaged in significant commercial activities. During the fiscal year ending March 31, 2001, the Company plans to continue its research and development activities relating to the Hemopurifier(TM), and commence clinical trials for the device to remove iron from the blood.

     The implementation of the Company's business plan is dependent upon its ability to raise equity capital. During the fiscal year ended March 31, 2000 and the quarter ended June 30, 2000, the Company financed its research and development activities through the private placement of approximately $1,100,000 principal amount of 12-month notes bearing interest at 12% per annum. The Company has entered into an agreement with an investment banking firm under which the firm will use its best efforts to sell $10 million of the Company's common stock in a private placement offering. The Private Placement Memorandum was issued in July 2000. The Company believes that the successful completion of the stock offering will satisfy the Company's anticipated capital requirements related to the development of its business for three years; however, additional financing may be required in the case of further acquisitions or to successfully develop other technologies. At the present time, the Company has no plans to purchase significant amounts of equipment or hire significant numbers of additional employees prior to the successful completion of the private placement of its common stock.


                           FORWARD LOOKING STATEMENTS

     All statements, other than statements of historical fact, included in this Form 10-QSB are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("the Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Aethlon Medical, Inc.("the Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation, completion of the Company's capital-raising activities, FDA approval of the Company's products, other regulations, patent protection of the Company's proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-QSB, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - None

     (b) During the quarter ended June 30, 2000, the Company filed a Form 8-K, dated April 10, 2000, to report the acquisition of all the outstanding common stock of Cell Activation, Inc.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AETHLON MEDICAL, INC

Date:  August 14, 2000
                                       /s/ Franklyn S. Barry, Jr.
                                       ---------------------------
                                       Franklyn S. Barry, Jr., President

                                  EXHIBIT INDEX



27.  Financial Data Schedule.