Form 10QSB
period 2000-09-30
AETHLON MEDICAL INC
filed 2000-11-14
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 2000

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
                                                  -----     -----
               Number of shares of common stock outstanding
                       on September 30, 2000 2,771,652

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets (unaudited) at September 30, 2000 (unaudited) and March 31, 2000

Consolidated Statements of Operations (unaudited) for the three and six months ended September 30, 2000 and September 30, 1999

Consolidated Statements of Cash Flows (unaudited) for the six months ended September 30, 2000 and September 30, 1999

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

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                            CONSOLIDATED BALANCE SHEETS

                                                              September 30,
                                                                   2000           March 31,
                                                                (unaudited)          2000
              ASSETS

CURRENT ASSETS
  Cash                                                          $     1,677      $   217,017
  Accounts receivable                                                47,312           61,495
  Prepaid expenses                                                   24,764           36,940
  Employee advances                                                  12,300           15,800
                                                           ----------------------------------

     Total current assets                                            86,053          331,252

PROPERTY AND EQUIPMENT, NET                                          34,683           41,535

OTHER ASSETS
  Patents and trademarks, net                                       401,759          177,065
  Deferred debt expense, net                                        166,567          273,738
  Goodwill, net                                                   1,600,544          495,088
  Other                                                               1,330            1,330
                                                           ----------------------------------

     Total other assets                                           2,170,200          947,221
                                                           ----------------------------------

     Total assets                                               $ 2,290,936      $ 1,320,008
                                                           ==================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

  Accounts payable:
    Trade                                                         $ 903,240        $ 740,562
    Related parties                                                 236,964          234,324
  Notes payable, net of discount                                  1,043,453          526,708
  Accrued liabilities                                               287,906          201,631
  Deferred compensation                                             329,835          329,835
                                                           ----------------------------------

     Total current liabilities                                    2,801,398        2,033,060

STOCKHOLDERS' DEFICIENCY
 Common stock - $.001 par value
   25,000,000 shares authorized; 2,771,652 and
   2,672,500 shares issued and outstanding                            2,772            2,673
 Additional paid in capital - common stock                        4,092,132        3,290,865
 Additional paid in capital - warrants and options                1,481,237          739,826
 Deficit accumulated during development stage                    (6,086,603)      (4,746,416)
                                                           ----------------------------------

     Total stockholders' deficiency                                (510,462)        (713,052)
                                                           ----------------------------------

     Total liabilities and stockholders' deficiency              $2,290,936      $ 1,320,008
                                                           ==================================

                             See accompanying notes.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                 Cumulative During
                                                                                                                 Development Stage
                                                  Three months ended                 Six months ended                through
                                            September 30,     September 30,    September 30,     September 30,      September 30,
                                                 2000             1999              2000             1999               2000
REVENUE
 Grant income                                 $         -      $         -     $          -       $         -       $  1,430,799
 Subcontract income                                     -                -                -                 -             73,746
 Sale of research and development                       -                -                -                 -             35,810
 Other income                                       1,158                -           22,479                 -             53,476
 Interest income                                        -                -                -                 -             17,415
                                           --------------------------------------------------------------------------------------

     Total revenue                                  1,158                -           22,479                 -          1,611,246

EXPENSES
 Interest and debt expense                        352,949           25,190          667,147            25,805          1,182,993
 Personnel costs                                  184,654          116,606          345,706           204,693          3,650,831
 Professional fees                                 46,801           75,060          100,240           140,789            671,478
 Amortization-goodwill                             43,721                -           84,907                 -             97,602
 Rent and office expense                           32,206           18,758           61,328            34,158            553,042
 Insurance                                         16,751            6,271           33,463             6,271            123,949
 Travel and meetings                                7,133            5,631           19,878             9,471            164,033
 Laboratory supplies                                7,249                -           13,731                 -            116,114
 Miscellaneous                                     13,288            3,502           17,402             3,520            122,332
 Depreciation                                       3,788            2,439            7,833             4,764            142,751
 Amortization-patents                               2,043            3,502            4,086             5,545             46,985
 Equipment and maintenance                          3,513                -            5,480                 -            170,802
 R & D consultation                                     -                -                                  -            240,463
 Subcontract expense                                    -                -                                  -            195,964
 Contractual costs                                      -                -                                  -            192,112
 Dues and subscriptions                                 -                -                                  -             13,596
                                           --------------------------------------------------------------------------------------

     Total expenses                               714,096          256,959        1,361,201           435,016          7,685,047

LOSS BEFORE INCOME TAXES                         (712,938)        (256,959)      (1,338,722)         (435,016)        (6,073,801)

PROVISION FOR INCOME TAXES                            806               91            1,465               147             12,802
                                           --------------------------------------------------------------------------------------

NET LOSS                                      $  (713,744)     $  (257,050)    $ (1,340,187)      $  (435,163)      $ (6,086,603)
                                           ======================================================================================

PER SHARE:
  Net loss                                    $     (0.26)     $     (0.10)    $     (0.48)       $     (0.17)      $      (4.31)

  Weighted average number of
  common shares outstanding                     2,771,652        2,595,000        2,771,652         2,595,000          1,413,197


     See accompanying notes.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Cumulative During
                                                                        Six months      Six months     Development Stage
                                                                          ended            ended            through
                                                                       September 30,    September 30,     September 30,
                                                                           2000            1999               2000
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                             $ (1,340,187)      $ (435,163)       $ (6,086,603)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation                                                              7,833            4,764             142,751
   Amortization-patents & goodwill                                          88,993            5,545             144,586
   Amortization-debt expense & note discount                               591,261                -             862,419
   Services paid by issuance of warrants                                     8,373                -              13,373
   Deferred compensation forgiven                                                -                -             217,223
  (Increase) decrease in assets:
      Accounts receivable and advances                                      17,683                -               3,054
      Prepaid expenses                                                      18,566                -             (18,374)
      Other assets                                                               -                -              (1,329)
  Increase (decrease) in liabilities:
      Accounts payable                                                      23,912          101,021             621,896
      Accrued liabilities                                                   86,275          139,789             355,144
      Deferred compensation                                                      -           15,827             329,834
                                                                --------------------------------------------------------

        Net cash used by operating activities                             (497,291)        (168,217)         (3,416,026)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                         (3,085)          (4,204)           (173,989)
 Sale of equipment                                                           4,000                -               4,000
 Purchase of patents                                                             -                -            (120,564)
 Cash of acquired company                                                    2,286                -              10,728
                                                                --------------------------------------------------------

        Net cash used by investing activities                                3,201          (4,204)           (279,825)

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in notes payable                                                 312,500          212,500           1,365,000
 Deferred debt costs                                                       (33,750)         (13,750)           (148,500)
 Loans from stockholders                                                         -                -             370,384
 Advances from affiliate                                                         -                -             122,100
 Proceeds from issuance of common stock                                          -                -           1,988,544
                                                                --------------------------------------------------------

        Net cash provided by financing activities                          278,750          198,750           3,697,528

NET INCREASE IN CASH                                                      (215,340)          26,329               1,677
CASH, BEGINNING                                                            217,017            3,052                   -
                                                                --------------------------------------------------------

CASH, END                                                             $      1,677       $   29,381        $      1,677

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                        $     58,319       $        -        $    100,626
      Income taxes                                                    $        559                -               7,721

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
    Loans converted to common stock of Hemex                          $          -       $        -        $    435,094
    Net assets of entities acquired in exchange
      for the issuance of common stock and options                    $  1,200,000       $        -        $  1,839,014
    Patent acquired for 12,500 shares of common stock                 $          -       $        -        $    100,000
    Patent costs included in liabilities                              $     87,739       $        -        $     87,739
    Debt placement fees paid by issuance of warrants                  $     52,369       $        -        $    298,482
    Allocation of note proceeds to note discount                      $    193,726       $        -        $    928,552

See accompanying notes.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                        PAID IN
                                                                                        CAPITAL-
                                                COMMON STOCK            PAID IN         WARRANTS       ACCUMULATED
                                             SHARES       AMOUNT        CAPITAL        and OPTIONS       DEFICIT         TOTAL

BALANCE AT MARCH 31, 2000                   2,672,500     $ 2,673     $ 3,290,865      $   739,826    $ (4,746,416)   $  (713,052)

Issuance of common stock and options
  for acquisition of Cell Activation           99,152          99         801,267          398,634                      1,200,000

Warrants to acquire common stock
  issued with promissory notes                                                             193,726                        193,726

Warrants issued as compensation for
  sale of prommissory notes                                                                134,888                        134,888

Options granted to directors for fees                                                       14,163                         14,163

Net loss for the six months
  ended September 30, 2000                                                                              (1,340,187)  $ (1,340,187)
                                          ----------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2000               2,771,652     $ 2,772     $ 4,092,132      $ 1,481,237    $ (6,086,603)  $   (510,462)
                                          ========================================================================================

See accompanying notes.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Aethlon Medical, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000, which includes audited financial statements and footnotes as of and for the years ended March 31, 2000 and 1999.

     The consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly owned subsidiaries, Hemex, Inc., Aethlon, Inc., Syngen Research, Inc., and Cell Activation, Inc. Syngen Research and Cell Activation are doing business as Aethlon Laboratories, Inc. All significant intercompany balances and transactions have been eliminated.

NOTE 2.  CAPITAL TRANSACTION

     On April 10, 2000, the Company acquired all the outstanding common stock of Cell Activation, Inc. ("Cell") in exchange for 99,152 shares of common stock of the Company. In addition, all the outstanding stock options of Cell were exchanged for options to purchase 50,848 shares of common stock of the Company for $.3933 per share. The options expire in 2007. The acquisition has been accounted for using the purchase method of accounting whereby the results of operations of Cell since the date of acquisition have been included in the accompanying Statement of Operations. The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated $141,041 to patents and trademarks and $1,190,364 to goodwill. Patents will be amortized over their life from date of issuance, and goodwill will be amortized over ten years. Had the Cell acquisition taken place on April 1, 1999, the impact on the Company's results of operations for the three and six months ended September 30, 1999 would have been immaterial.

NOTE 3.  NOTES PAYABLE

     During the quarters ended September 30, 2000 and June 30, 2000, the Company issued additional one-year promissory notes in the principal amount of $200,000 and $112,500, respectively. Detachable warrants to purchase 156,250 shares of the Company's common stock were issued in connection with these notes. Of the note proceeds, $193,726 was allocated to the warrants and recorded as note discount. The note discount is being amortized as additional interest expense over the one-year term of the related notes. At September 30, 2000 outstanding notes in the aggregate principal amount of $125,000 have reached their one-year maturity, and interest on such notes for periods after maturity is accruing at the annual rate of 15%.

NOTE 4.  SUBSEQUENT EVENTS

     In October 2000, the Company entered into an agreement with a financial institution for the issuance of 8% convertible notes. The initial offering is for $750,000, of which $375,000 was issued in November 2000 and the remaining $375,000 is expected to be issued before the end of December. The successful completion of this initial offering will enable the Company to continue its operations into the fourth fiscal quarter.

     On November 6, 2000, the Company approved the issuance of options for 200,000 shares of its common stock to the Company's general counsel. The options are exercisable at $3.25 per share and expire on December 31, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

     The Company is in the initial stages of its operations and has not yet engaged in significant commercial activities. During the fiscal year ending March 31, 2001, the Company plans to continue its research and development activities relating to the Hemopurifier -TM-, and commence clinical trials for the device to remove iron from the blood.

     The implementation of the Company's business plan is dependent upon its ability to raise equity capital. During the fiscal year ended March 31, 2000 and the six months ended September 30, 2000, the Company financed its research and development activities through the private placement of $1,365,000 principal amount of 12-month notes bearing interest at 12% per annum. The Company has entered into an agreement with an investment banking firm under which the firm will use its best efforts to sell $10 million of the Company's common stock in a private placement offering. The Private Placement Memorandum was issued in July 2000 but was withdrawn in September pending revisions in the business plan. The Company expects to re-issue the Memorandum in December, 2000.

     In October 2000, the Company arranged for the sale of $750,000 in convertible notes to a financial institution. Under this arrangement, notes for $375,000 were issued in November 2000 and the remaining $375,000 is expected to be issued before the end of December. The successful completion of this interim financing will enable the Company to continue its operations into the fourth fiscal quarter.

     The Company believes that the successful completion of the $10 million stock offering will satisfy the Company's anticipated capital requirements related to the development of its business for three years; however, additional financing may be required in the case of further acquisitions or to successfully develop other technologies. At the present time, the Company has no plans to purchase significant amounts of equipment or hire significant numbers of additional employees prior to the successful completion of the private placement of its common stock.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on September 25, 2000.

         The matters voted upon at the Annual Meeting were election of directors, approval of the 2000 Stock Option Plan, and ratification of the selection of Freed Maxick Sachs & Murphy, P.C. as auditors for the Company.

         As to the election of directors and ratification of auditors, 2,076,683 votes were cast in favor with no votes cast against or withheld. As to the Stock Option Plan, 2,003,031 shares were voted in favor, 12,712 shares voted against, and 13,978 shares abstained. There were 46,962 broker non-votes on this matter.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - None

         (b) No Reports on Form 8-K were filed during the quarter ended September 30, 2000. On July 17, 2000, a Form 8-K/A was filed which contained audited financial statements of Syngen Research, Inc., an acquired business, and certain related pro forma financial information.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AETHLON MEDICAL, INC

Date:  November 14, 2000

                                           /s/ Franklyn S. Barry, Jr.
                                          ---------------------------
                                           Franklyn S. Barry, Jr., President

                                  EXHIBIT INDEX

27.               Financial Data Schedule.