Form 10QSB
period 2000-12-31
AETHLON MEDICAL INC
filed 2001-02-20
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2000

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

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


                                 (858) 456-5777
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

                  Number of shares of common stock outstanding
                       on December 31, 2000   2,771,652

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets at December 31, 2000 (unaudited) and March 31, 2000

Consolidated Statements of Operations (unaudited) for the three and nine months ended December 31, 2000 and December 31, 1999

Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 31, 2000 and December 31, 1999

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                               2000             March 31,
                                                            (unaudited)           2000
                         ASSETS
CURRENT ASSETS
  Cash                                                             $1,622          $217,017
  Accounts receivable                                              32,043            61,495
  Prepaid expenses                                                 24,349            36,940
  Employee advances                                                     -            15,800
                                                          ----------------------------------

     Total current assets                                          58,014           331,252

PROPERTY AND EQUIPMENT, NET                                        33,984            41,535

OTHER ASSETS
  Patents and trademarks, net                                     407,795           177,065
  Deferred debt expense, net                                      134,745           273,738
  Goodwill, net                                                 1,558,091           495,088
  Other                                                             1,330             1,330
                                                          ----------------------------------

     Total other assets                                         2,101,961           947,221
                                                          ----------------------------------

     Total assets                                              $2,193,959        $1,320,008
                                                          ==================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable:
    Trade                                                        $756,044          $740,562
    Related parties                                               236,217           234,324
  Notes payable, net of discount                                1,220,238           526,708
  Accrued liabilities                                             346,661           201,631
  Deferred compensation                                           329,835           329,835
                                                          ----------------------------------

     Total current liabilities                                  2,888,995         2,033,060

Convertible notes, 8 %, due November 1, 2002,
   net of discount                                                223,134                 -

STOCKHOLDERS' DEFICIENCY
 Common stock - $.001 par value
   25,000,000 shares authorized; 2,771,652 and
   2,672,500 shares issued and outstanding                          2,772             2,673
 Additional paid in capital - common stock                      4,242,132         3,290,865
 Additional paid in capital - warrants and options              1,865,187           739,826
 Deficit accumulated during development stage                 (7,028,261)       (4,746,416)
                                                          ----------------------------------

     Total stockholders' deficiency                             (918,170)         (713,052)
                                                          ----------------------------------

     Total liabilities and stockholders' deficiency            $2,193,959        $1,320,008
                                                          ==================================

                             See accompanying notes.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                             Cumulative During
                                         Three months ended            Nine months ended     Development Stage
                                            December 31                    December 31        January 31, 1984
                                    ---------------------------------------------------------         To
                                        2000            1999           2000           1999    December 31, 2000
REVENUE
 Grant income                       $       -      $       -      $       -      $       -      $ 1,430,799
 Subcontract income                         -              -              -              -           73,746
 Sale of research and development           -              -              -              -           35,810
 Other income                               500            -           22,979            -           53,976
 Interest income                            -              -              -              -           17,415
                                    -----------    -----------    -----------    -----------    -----------

     Total revenue                          500            -           22,979            -        1,611,746

EXPENSES
 Interest and debt expense              508,101        101,474      1,175,248        128,738      1,691,094
 Personnel costs                        179,774        110,247        525,480        314,940      3,830,605
 Professional and consulting fees       112,883         67,647        213,123        208,436        784,361
 Amortization-goodwill                   42,454            -          127,361            -          140,056
 Rent and office expense                 40,139         19,575        101,467         53,733        593,181
 Insurance                               10,028         13,138         43,491         19,409        133,977
 Laboratory supplies                     24,475            -           38,206            -          140,589
 Travel and meetings                      6,525          9,538         26,403         19,009        170,558
 Miscellaneous                            8,142            295         25,544          3,815        130,474
 Depreciation                             4,092          2,555         11,925          7,319        146,843
 Amortization-patents                     2,043          2,043          6,129          6,129         49,028
 Equipment and maintenance                  827            -            6,307            -          171,629
 R & D consultation                         -              -              -              -          240,463
 Subcontract expense                        -              -              -              -          195,964
 Contractual costs                          -              -              -              -          192,112
 Dues and subscriptions                     -              -              -              -           13,596
                                    -----------    -----------    -----------    -----------    -----------

     Total expenses                     939,483        326,512      2,300,694        761,528      8,624,530

LOSS BEFORE INCOME TAXES               (938,983)      (326,512)    (2,277,705)      (761,528)    (7,012,784)

PROVISION FOR INCOME TAXES                2,675             81          4,140            228         15,477
                                    -----------    -----------    -----------    -----------    -----------

NET LOSS                            $  (941,658)   $  (326,593)   $(2,281,845)   $  (761,756)   $(7,028,261)
                                    ===========    ===========    ===========    ===========    ===========

PER SHARE - BASIC AND DILUTED:
  Net loss                          $     (0.34)   $     (0.13)   $     (0.82)   $     (0.29)

  Weighted average number of
  common shares outstanding           2,771,652      2,595,000      2,771,652      2,595,000

                             See accompanying notes.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Cumulative During
                                                            Nine months ended      Development Stage
                                                               December 31         January 31, 1984
                                                       --------------------------         To
                                                           2000           1999     December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                              $(2,281,845)   $  (761,756)   $(7,028,261)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation                                             11,925          7,319        146,843
   Amortization-patents & goodwill                         133,490          6,129        189,083
   Amortization-debt expense & note discount             1,048,359         12,126      1,319,517
   Services paid by issuance of warrants                     8,373            -           13,373
   Deferred compensation forgiven                              -              -          217,223
  (Increase) decrease in assets:
Accounts receivable and advances                            45,252        (15,800)        30,623
Prepaid expenses                                            18,981        (32,349)       (17,959)
      Other assets                                             -           (1,330)        (1,329)
  Increase (decrease) in liabilities:
      Accounts payable                                      61,482        169,318        659,466
      Accrued liabilities                                  145,030        117,847        413,899
      Deferred compensation                                    -           15,827        329,834
                                                       -----------    -----------    -----------

        Net cash used by operating activities             (808,953)      (482,669)    (3,727,688)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                         (6,478)        (7,922)      (177,382)
 Sale of equipment                                           4,000            -            4,000
 Purchase of patents                                           -              -         (120,564)
 Cash of acquired company                                    2,286            -           10,728
                                                       -----------    -----------    -----------

        Net cash used by investing activities                 (192)        (7,922)      (283,218)

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in notes payable                                 687,500        597,000      1,804,500
 Deferred debt costs                                       (93,750)       (59,000)      (208,500)
 Repayment of notes payable                                               (25,000)       (64,500)
 Loans from stockholders                                       -              -          370,384
 Advances from affiliate                                       -              -          122,100
 Proceeds from issuance of common stock                        -              -        1,988,544
                                                       -----------    -----------    -----------

        Net cash provided by financing activities          593,750        513,000      4,012,528

NET INCREASE IN CASH                                      (215,395)        22,409          1,622
CASH, BEGINNING                                            217,017          3,052            -
                                                       -----------    -----------    -----------

CASH, END                                              $     1,622    $    25,461    $     1,622

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
    Cash paid during the period for:
      Interest                                         $   100,774    $     4,703    $   143,081
      Income taxes                                     $     2,783            -            9,945

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
    Loans converted to common stock of Hemex           $       -      $     -        $   435,094
    Net assets of entities acquired in exchange
      for the issuance of common stock and options     $ 1,200,000    $     -        $ 1,839,014
 Patent acquired for 12,500 shares of common stock     $       -      $     -        $   100,000
 Patent costs included in liabilities                  $    95,817    $     -        $    95,817
 Debt placement fees paid by issuance of warrants      $    52,207    $     -        $   298,320
 Allocation of note proceeds to note discount          $   384,245    $     -        $ 1,119,071
 Beneficial conversion feature on note                 $   150,000    $     -        $   150,000

                             See accompanying notes.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)

                                                                                  PAID IN
                                                                                  CAPITAL-
                                               COMMON STOCK         PAID IN       WARRANTS      ACCUMULATED
                                            SHARES      AMOUNT      CAPITAL      and OPTIONS      DEFICIT         TOTAL

BALANCE AT MARCH 31, 2000                  2,672,500   $  2,673   $  3,290,865   $    739,826   $ (4,746,416)  $  (713,052)

Issuance of common stock and options
for acquisition of Cell Activation            99,152         99        801,267        398,634                    1,200,000

Warrants to acquire common stock
issued with promissory notes                                                          218,780                      218,780

Warrants issued as compensation for
sale of promissory notes                                                              328,318                      328,318

Warrants to acquire common stock
issued with convertible note                                                          165,466                      165,466

Beneficial conversion feature on note                                  150,000                                     150,000

Options granted to directors for fees                                                  14,163                       14,163

Net loss for the nine months
ended December 31, 2000                                                                           (2,281,845)   (2,281,845)
                                           ---------   --------   ------------   ------------   ------------   -----------


BALANCE AT DECEMBER 31, 2000               2,771,652   $  2,772   $  4,242,132   $  1,865,187   $ (7,028,261)  $  (918,170)
                                           =========   ========   ============   ============   ============   ===========

                             See accompanying notes.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000


NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Aethlon Medical, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000, which includes audited financial statements and footnotes as of and for the years ended March 31, 2000 and 1999.

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

         The purchase price for Cell was $1,200,000 which was allocated between the shares and options based on the estimated fair value of each component of the consideration. Thus the value allocated to the 99,152 shares of stock was $801,366, and the value allocated to the options for 50,848 shares of stock was $398,634. The excess of the purchase price over the tangible assets acquired has been allocated $141,041 to patents and trademarks and $1,190,364 to goodwill. Patents will be amortized over their life from date of issuance, and goodwill will be amortized over ten years. Had the Cell acquisition taken place on April 1, 1999, the impact on the Company's results of operations for the three and nine months ended December 31, 1999 would not have been material.

NOTE 3. NOTES PAYABLE

         During the quarter ended December 31, 2000, the Company issued a two-year 8% convertible note in the principal amount of $375,000. A detachable warrant to purchase 119,048 shares of the Company's common stock was issued in connection with this note. Aethlon has allocated the proceeds from the note to the warrant and the note on a pro-rata basis based on the estimated fair value of each financial instrument separately. The fair value of the warrant was estimated using the Black-Scholes pricing model, and present value calculations were made to estimate the fair value of the note without the warrant. Of the note proceeds, $165,466 was allocated to the warrant and recorded as note discount. The note discount is being amortized as additional interest and debt expense over the two-year term of the related note. The note is convertible into common stock of the Company at $3.15 per share or, if less, at 75% of the average of the three lowest closing bid prices for the Company's stock during the ten trading days prior to conversion. The Company has determined that the intrinsic value to the investor of this beneficial conversion feature is $150,000, and this amount has been charged to interest expense and added to additional paid-in capital.

         At December 31, 2000 outstanding 12% promissory notes in the aggregate principal amount of $525,000 have reached their one-year maturity, and interest on such notes for periods after maturity is accruing at the annual rate of 15%.

NOTE 4. OTHER OPTIONS AND WARRANTS

         On November 6, 2000, the Company approved the issuance of options for 200,000 shares of its common stock to the Company's general counsel. The options are exercisable at $3.25 per share and expire on December 31, 2005. Under an agreement between the Company and its general counsel, any proceeds from the sale of shares obtained through exercise of these options in excess of the exercise price will be applied to reduce the outstanding legal fees of general counsel. In accordance with this agreement, no expense has been recorded by the Company with respect to these options.

         On December 29, 2000, the Company issued warrants for 35,250 shares of its common stock as compensation for the sale of promissory notes. The warrants are exercisable at $5.00 per share and expire on various dates between November 4, 2004 and September 14, 2005.

         At December 31, 2000, there were options and warrants outstanding for a total of 1,736,194 shares of common stock at exercise prices from $.3933 to $6.00, averaging $3.86.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

         The Company is in the initial stages of its operations and has not yet engaged in significant commercial activities. During the fiscal year ending March 31, 2001, the Company plans to continue its research and development activities relating to the Hemopurifier-TM-, with particular priority on the Hemopurifier-TM- for the removal of HIV virus from the blood.

         The implementation of the Company's business plan is dependent upon its ability to raise equity capital. During the fiscal year ended March 31, 2000 and the nine months ended December 31, 2000, the Company financed its research and development activities through the private placement of approximately $1,365,000 principal amount of 12-month notes bearing interest at 12% per annum. The Company has entered into an agreement with an investment banking firm under which the firm will use its best efforts to sell $10 million of the Company's common stock in a private placement offering. The Private Placement Memorandum was issued in July 2000 but was withdrawn in September pending revisions in the business plan. The Company expects to re-issue the Memorandum during the fiscal year beginning April 1, 2001.

         On November 1, 2000, the Company entered into a Subscription Agreement under which up to $5,000,000 in convertible notes may be issued to a financial institution. Under this arrangement, a note for $375,000 was issued on November 1, 2000 and a second note for $200,000 was issued on February 12, 2001. There is no assurance that the terms and conditions prescribed in the Subscription Agreement for the issuance of additional convertible notes will be satisfied.

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

         Presently Aethlon has no internal source of cash resources and has no expectation for internally generated cash over the next twelve months. Aethlon's ongoing research and development activities over the next twelve months will be dependent upon funding from the aforementioned private placement of equity, the sale of additional convertible notes, or other sources of capital.

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

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - None

         (b) No Reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AETHLON MEDICAL, INC

Date:  February 20, 2000
                                          /s/ Franklyn S. Barry, Jr.
                                          --------------------------

                                          Franklyn S. Barry, Jr., President