Form 10KSB40
period 2001-03-31
AETHLON MEDICAL INC
filed 2001-07-16
CIK 882291

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

OR

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from to                to

Commission file number 0-21846

AETHLON MEDICAL, INC.
(Name of Small Business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	13-3632859 (I.R.S. Employer Identification No.)

7825 Fay Avenue, Suite 200, La Jolla, California (Address of principal executive office)	92037 (Zip Code)

Issuer's telephone number (858) 456-5777

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock—$.001 Par Value
(Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

    Revenues of the registrant for the fiscal year ended March 31, 2001 were $0.

    The aggregate market value of the Common Stock held by non-affiliates was approximately $6,924,000, based upon the closing price of the Common Stock, as reported by the NASDAQ Over-the-Counter Bulletin Board on June 30, 2001.

    The number of shares of the Common Stock of the registrant outstanding as of June 30, 2001 was 3,629,705.

    Transitional Small Business Disclosure Format (check one):

    Yes                           No         X

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

ITEM 1.  BUSINESS

General

    Aethlon Medical, Inc. ("Aethlon Medical" or the "Company"), formerly Bishop Equities, Inc. ("Bishop"), was incorporated in Nevada in April 1991 to provide a public vehicle for participation in a business transaction through a merger with or acquisition of a private company. In March 1993, the Company successfully offered its common stock at $6.00 per share through an initial public offering. In March 1999, Bishop began doing business as "Aethlon Medical, Inc." In March 2000, the Company's Articles of Incorporation were amended to formally change its name from "Bishop Equities, Inc." to "Aethlon Medical, Inc."

Business Development/Acquisitions

    On March 10, 1999, (1) Aethlon, Inc., a California corporation ("Aethlon"), (2) Hemex, Inc., a Delaware corporation ("Hemex"), the accounting predecessor to the Company, and (3) Bishop, a publicly traded "shell" company, completed an Agreement and Plan of Reorganization (the "Plan") structured to result in Bishop's acquisition of all of the outstanding common shares of Aethlon and Hemex (the "Reorganization"). The Reorganization was intended to qualify as a tax-free transaction under Section 368(a)(1)(B) of the 1986 Internal Revenue Code, as amended. Under the Plan's terms, Bishop isued 733,500 and 1,350,000 shares of its common stock to the common shareholders of Aethlon and Hemex, respectively, such that Bishop then owned 100% of each company.

    Effective January 1, 2000, the Company entered into an agreement under which an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemopurifier™ technology were assigned to the Company. In addition to royalty payments equal to 8.75% of net sales of the patented product, the consideration for the acquired rights included the issuance of 25,000 shares of the Company's common stock to the inventors, 12,500 shares of which have been issued and 12,500 will be issued if and when the patent is granted.

    On January 10, 2000, the Company acquired all the outstanding common stock of Syngen Research, Inc. ("Syngen") in exchange for 65,000 shares of the Company's restricted common stock in order to employ Dr. Richard Tullis, the founder of Syngen. Dr. Tullis is a nationally recognized research scientist in the area of DNA synthesis and antisense. Syngen had no significant assets, liabilities, or operations, and primarily served as the conduit for Dr. Tullis to perform research consulting services. As such, the acquisition has been accounted for as an acquisition of assets in the form of the employment contract with Dr. Tullis and not as a business combination. Dr. Tullis was appointed to the Board of Directors of Aethlon Medical, and was elected its Vice President for Business Development. Dr. Tullis also serves as the Chief Scientific Officer of Aethlon Medical.

    On April 6, 2000, the Company completed the acquisition of Cell Activation, Inc. ("Cell"). In accordance with the purchase agreement, the Company issued 99,152 shares of restricted common stock and issued 50,848 options to purchase common stock in exchange for all of the outstanding common shares and options to purchase common stock of Cell. After the transaction, Cell became a wholly-owned subsidiary of the Company. The acquisition was accounted for as a purchase. At March 31, 2001, management determined that goodwill recognized in the purchase of Cell was impaired due to the temporary suspension of the operations by Cell, and, accordingly, considered the related goodwill fully impaired.

Business of Issuer

    Aethlon Medical is a development stage therapeutic company focused on expanding the applications of its Hemopurifier platform technology, which is designed to rapidly reduce the presence of viruses and other intoxicants in the blood.

    The Hemopurifier™ Device.  The Hemopurifier device is a novel hollow-fiber cartridge containing an immobilized antidote for removing toxic material from the blood. The device is used in extracorporeal circulation systems that are similar to those used in hemodialysis or any one of the simpler apheresis systems used today.

The Hemopurifier device is a long cylindrical cartridge containing a bundle of approximately 10,000 hollow fibers and an antidote or attractor compound. The antidote, which is present in a proprietary form within the fibers, has a strong and specific affinity to remove a targeted toxin from the blood. When the patient's blood flows through the lumen of each of the fibers, molecules of a certain size can travel through the pores of the fiber membrane and come in contact with the attractor compound. The toxic material is captured by the compound, and other molecules return through the same pores to the lumen. The cartridge is a standard dialysis cartridge with minor modifications.

The clinical advantages offered by the Hemopurifier device over present treatments are:

•
Material can be selectively removed without side effects since no substance enters the body. Toxicity is eliminated because the antidote is immobilized in the device rather than injected into the patient.

•
Antidotes of greater strength and effectiveness, which were previously used sparingly because of their toxicity, can be used in this device with much less concern about the side effects that would occur if the same substance were in the bloodstream.

•
The device is highly efficient. The structure of the Hemopurifier device provides a large surface area for immobilization of a relatively large quantity of antidote, allowing exposure to a large volume of blood in a short period of time.

•
The device is safe:

•
In a closed system, the amount of blood retained by the Hemopurifier device is small. No replacement fluid is needed, and no blood transfusions are required. As a result, the risks of volume expansion, blood pressure changes, infections and blood incompatibility (inherent in blood transfusions) are eliminated.

•
Only the targeted toxic materials are removed, with substantially all other blood components remaining in the circulation.

•
The device uses well-established extracorporeal applications, especially hemodialysis, as well as apheresis or other types of transfusion procedures. These methods are widely used and available in hospitals and clinics.

We believe that the Hemopurifier device represents a significant advancement in the potential treatment of certain conditions ranging from chronic and life-threatening illnesses to acute poisoning. It is novel because the immobilized antidote in the Hemopurifier device binds the toxic material, thus extracting it safely from the body. Harmful agents in the blood can be removed efficiently and without side effects, reducing treatment times. The results of these advantages are improved patient management and cost reduction for health care providers.

Clinical testing of the Hemopurifier will require approval by the Food and Drug Administration ("FDA") and we are preparing to initiate the FDA approval process. We cannot predict how long it will take to obtain FDA approval or if FDA approval will be obtained.

    Lead Product Candidates.  Our near term business strategy is to combine our understanding of blood purification and infectious diseases to develop new therapies and standards of care for pathogenic viruses in at least two major revenue sectors, HIV and Hepatitis C. Our lead product candidate, the HIV-Hemopurifier is positioned to fill the urgent need for new HIV/AIDS treatments that are effective in reducing viral load, have fewer side effects, and decrease the likelihood of treatment resistance.

While our focus is on treating HIV, this therapeutic approach can be effective in dealing with other viruses whose genetic material can be identified and sequenced. Following the further advancement of our HIV-Hemopurifier, we plan to initiate studies to expand the Hemopurifier platform to treat Hepatitis C and other infectious diseases.

    Industry description and market opportunity.  Infectious diseases are a significant world medical issue, accounting for more than 13 million deaths a year. They are the biggest killers of children and young adults, and are threatening economic growth, globalization, and international security. Two of the leading viruses, HIV and Hepatitis C, are of particular concern because there are no effective long-term treatments; available drugs often produce severe side effects and over time, cause disease resistance. In addition, it is estimated from various studies that 40% of people with HIV are co-infected with Hepatitis C (HCV). The risk of co-infection increases with intravenous drug use (IVDU), with reports as high as 60-90% of people who contracted HIV from IVDU having HCV.

HIV/AIDS.  Since AIDS was discovered in 1981, there have been few breakthroughs in the effort to cure this progressive and fatal disease. Since the epidemic began, 57 million people have become infected with the AIDS virus and more than 21 million people have died. In the year 2000, there were 3 million AIDS related deaths (1 death every 10 seconds, or almost 9,000 per day). Of the 36 million infected with HIV, the AIDS virus, 5.3 million were new cases. In the United States alone, more than 438,000 men, women and children have died of AIDS. A death toll that is greater than the number of U.S. casualties in World Wars I and II combined. Today an estimated 500,000 to 600,000 people in the United States are living with HIV infection, and another 320,000 people are living with AIDS. Recognizing the severity of the issue, The White House has declared AIDS to be a National Security Issue. It is the first time an infectious disease has been added to a list of security threats that includes terrorism and weapons of mass destruction.

Hepatitis C.  According to the Centers for Disease Control (CDC), it's estimated that over 200 million people worldwide are infected with the HCV. Chronic and progressive HCV, which represents 80-90% of all cases, carries significant morbidity and mortality and is a major cause of cirrhosis, end-stage liver disease, and liver cancer. 20-25% of HCV infection will progress to the point of needing active intervention. End-stage liver disease caused by HCV is now the most common indication for liver transplantation in this country. Eleven basic genotypes and 16 subtypes of HCV have been recorded to date. These HCV sub-groups may differ in a number of key characteristics, including their response to therapy. About 60% of those infected with the virus are resistant to any kind of treatment and the virus mutates frequently.

    The HIV-Hemopurifier.  In January 2000, Aethlon Medical acquired the rights to a novel process (patent pending) for the removal of targeted viruses from the blood using the Hemopurifier extracorporeal treatment method. This invention combines DNA and antibody technology with extracorporeal treatment. Anti-sense DNA and antiviral antibodies are immobilized in the Hemopurifier cartridge so that as blood passes through the device, the HIV is isolated and can bond with, the immobilized DNA and antibody combination. Our lead product candidate, the HIV-Hemopurifier is based on this technology.

The HIV-Hemopurifier is initially targeted as a "Salvage Therapy" for the growing population of HIV-infected, who as a result of resistance to available AIDS drugs, are left without effective treatment options. Aethlon Medical also plans to position the HIV-Hemopurifier as a primary treatment for those waiting to initiate treatment with anti-HIV drugs as advised under new federal guidelines, and as a conjunctive therapy to enhance and extend the performance of established pharmaceutical regiments. By capturing circulating viruses that would otherwise invade cells, this therapy is designed to inhibit the growth of the virus and allow drug therapies to work more rapidly and effectively.

The HIV-Hemopurifier is most comparable to entry inhibitors, capturing and removing HIV in circulation prior to penetrating and infecting healthy cells. As a result the virus is unable to complete the replication process. In addition, the HIV-Hemopurifier is effective in binding harmful viral proteins that attack the human immune system. Compared with other treatment methods, we anticipate a faster reduction in viral load, fewer side effects, and a decreased likelihood of treatment resistance. We are still in pre-clinical studies and to date have documented the removal of 90% of HIV from human blood plasma during an overnight treatment application.

    HIV-Hemopurifier treatment applications.  The HIV-Hemopurifier will target the treatment of HIV-infected adults and adolescents within each of the following classifications:

  •
  Conjunctive Therapy.  The HIV-Hemopurifier has the potential to play a critical role when it is used as a treatment in conjunction with established antiretroviral drugs. This class of drugs, known as protease and reverse transcriptase inhibitors, represent the current standard in anti-HIV treatment. The primary drug action associated with these medications is to decrease the ability of the virus to replicate within the cells. Unfortunately, these drugs are unable to completely eliminate HIV replication for extended periods. Once HIV does replicate, the HIV-Hemopurifier is designed to limit the spread of HIV and re-infection by the direct physical removal of the infectious virus. This removal prevents the circulating virus from entering new host cells during its infectious state.

  •
  Salvage Therapy/Non-Responders.  Today there are 18 drugs on the market that are usually used in combinations of three or more to create an effective viral therapy. Annual sales of these drugs now exceed $5 billion. While these regimens are advances over earlier therapies, a resistance to these products is likely to develop in virtually all patients, even those that currently have undetectable viral loads and adhere to multiple treatment applications. In fact, almost 40% of the HIV-treated population in the U.S. and Europe failed two or more regimens of treatment in 1999. Many of these medications also have severe side effects that prevent them from being used as long-term options. The HIV-Hemopurifier is positioned to be the first non-drug therapy available for those patients who are unresponsive to current drugs or become resistant because of HIV virus mutation.

  •
  Federal Treatment Guideline Compliant.  Citing dangerous side effects and issues of drug resistance, the U.S. federal government changed its AIDS treatment policy on February 5, 2001, stating that HIV-infected people should now allow for a further progression of the disease before initiating treatment with current AIDS drugs. As a result, the prior recommendations of "hit early, hit hard" with available drug regimens that were issued five years earlier have been discontinued. The new guidelines suggest that practitioners should now withhold treating

    HIV-infected adults and adolescents with available drugs until their supply of T-helper cells is less than 350 per cubic millimeter of blood. The HIV-Hemopurifier is well positioned to become the first available non-drug therapy to reduce viral load and improve the quality of life for those individuals that are now advised to wait or discontinue drug therapy under these new guidelines. In addition to reducing viral load, the HIV Hemopurifier assists the immune function by binding harmful viral proteins that attack the human immune system. As a result, the Company believes it is possible that the HIV-Hemopurifier can delay the initiation of drug therapy by aiding in the preservation of the natural immune functions to combat the virus.

Business Strategy

    During fiscal year 2001, we have realigned our research and development activities to address the urgent need for effective HIV/AIDS treatment methods, as well as for treatment of other infectious diseases, such as Hepatitis C. Our efforts are now directed to advancing our new lead product candidate, the HIV-Hemopurifier, which has shown promising results in pre-clinical studies. It is our goal to become a significant medical device company, with an international business based on the treatment of infectious deseases with our Hemopurifier platform technology.

As a result of this strategic realignment, we initiated the consolidation of all scientific and administrative functions into our San Diego facilities during the fourth quarter of fiscal 2001. This consolidation was completed during the first quarter of fiscal 2002 and our facilities in Buffalo, N.Y. have been closed.

The focus on infectious diseases represents a departure from our original efforts to develop niche market Hemopurifiers to treat heavy metal intoxicants. Products developed in this category included treatments for Iron Overload, Aluminum Intoxication, Lead Poisoning, and Cisplatin removal. We believe these products to be effective in removing intoxicants from blood. However, we are no longer focused on the commercialization of these products since our available resources will be fully engaged in the advancement of our HIV-Hemopurifier, and the development of other infectious disease Hemopurifiers. We are considering various scenarios for the heavy-metal Hemopurifier products, which may include licensing or selling products which are not related to the treatment of infectious diseases.

On April 6, 2000, Aethlon Medical acquired Cell Activation, Inc. ("Cell"), an early-stage biotechnology company working in the field of inappropriate cell activation. Inappropriate cell activation is the pathological overreaction of the body's immune system, in various circumstances, causing the white blood cells to exacerbate, rather than ameliorate, the underlying medical issue. Cell's scientists have demonstrated that inappropriate cell activation is likely to be a major cause of life-threatening conditions frequently encountered by patients in the emergency room or in the intensive care unit. This acquisition was driven by the prospect of further expanding our Hemopurifier platform through the development of extracorporeal therapies for inappropriate cell activation in trauma care, high-risk surgery, and cardiovascular care. With the realignment of resources and the focus on treatment methods for infectious diseases, we are currently evaluating options for achieving value from this technology.

    We intend to enter into partnerships or other business relationships with organizations that provide expertise in process and product design, manufacturing, and quality control to complement the development of the Company's treatment technologies. In August 2000, we entered into a manufacturing partnership with Pharmaceutical Systems, Inc. (PSI), a leading sterility assurance services company that serves the medical device, pharmaceutical, and biotechnology industries. PSI will assist us in certain development and manufacturing activities.

Marketing and distribution

    Our marketing goal is to make the Hemopurifier™ device the preferred treatment in the U.S. for each of the conditions for which the device is designed, and to then expand use of the device into international markets.

There are over 25,000 installed hemodialysis stations in hospital and free-standing dialysis clinics in the United States. The Hemopurifier devices for the removal of HIV and other virus are ideally suited to use in a hemodialysis setting. The Hemopurifier is a modified dialysis cartridge, which is compatible with existing equipment, and requires repeat patient visits. Unlike standard cartridges used in dialysis, the devices are for a single use, increasing revenue potential per visit. We believe that this model is compelling from both patient management and economic viewpoints.

We intend to develop sales and marketing partnerships with major pharmaceutical companies to introduce the HIV-Hemopurifier in conjunction with their currently available drug therapies. In turn, these highly trained sales forces will educate clinicians on the features and benefits of the Hemopurifier and assist in establishing Aethlon Medical's products as an integral part of the treatment process. We plan to implement worldwide non-exclusive distribution agreements with dialysis service organizations that account for over 10,245 locations for which the HIV/AIDS and other Hemopurifier treatments can be implemented.

We expect to employ a small commercial team, including marketing, sales, customer service and technical service professionals to directly support the efforts of its pharmaceutical and distribution partners. The marketing team will be responsible for all pre-launch activities including product definition and project management, transitioning to commercial activity, including sales training, cooperative promotional programs, working with corporate partners' product management teams and managing all marketing associated with any direct business. The Aethlon Medical sales team will be responsible for key account selling and overall support of the corporate partners' field sales teams.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company currently rents approximately 1,000 square feet of laboratory space in San Diego, California on a month-to-month basis at a lease rate of $1,200 per month. The Company also leases approximately 1,200 square feet of executive office space in La Jolla, California at the rate of $3,200 per month on a six-month lease for use as its principal executive offices and one office in Williamsville, New York at $465 per month on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company may be a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to the shareholders for vote during the fourth quarter of fiscal 2001

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Limited Public Market for Shares of Common Stock

    The Company's Common Stock is traded on the Over-the-Counter Bulletin Board ("OTCBB"). The Company's trading symbol is "AEMD." The Company's Common Stock has had a limited trading history, and trading has been limited and sporadic.

    The following table sets forth for the calendar period indicated the high and low quotations for the Common Stock as reported by the OTCBB. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

	High	Low
2001
2nd Quarter	$3.50	$1.75
1st Quarter	$4.25	$1.63
2000
4th Quarter	$6.53	$1.94
3rd Quarter	$7.00	$3.13
2nd Quarter	$9.00	$3.00
1st Quarter	$9.00	$3.80
1999
4th Quarter	$10.00	$7.00
3rd Quarter	$8.75	$7.00
2nd Quarter	$8.50	$7.75
1st Quarter	$8.50	$8.00

    There are approximately 212 record holders of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Results of Operations

    As a development stage therapeutic company, we are continuing to devote a significant portion of our resources to the advancement of our research and development efforts. During fiscal 2001, we initiated the realignment of our business strategy and have changed our focus to drive the development of the HIV-Hemopurifier and the expansion of the Hemopurifier platform for the treatment of other infectious diseases, such as Hepatitis C. See Item 1, "Business."

    We recorded a consolidated net loss of $4,423,073 or $(1.59) per share and $1,299,382 or $(0.50) per share for the years ended March 31, 2001 and 2000, respectively.

    Consolidated operating expenses for the year ended March 31, 2001 were $3,546,826 compared to $1,314,777 in fiscal 2000. This increase is a result of increases in (1) interest and other debt expense, (2) professional fees, (3) personnel costs, and (4) amortization. Capital equipment expenditures were insignificant for fiscal 2001 and 2000.

    In fiscal 2001, we incurred non-cash expenses in the amount of $482,000 related to options granted to our general counsel for 200,000 shares of the Company's Common Stock at an exercise price of $3.25 per share. Any proceeds from the sale of shares obtained through exercise of these options in excess of the exercise price will be applied to reduce any outstanding legal fees of our general counsel. This expense represents a significant portion of the professional fees incurred during the year.

    Based on our realignment of research and development activities and the resulting temporary suspension of the operations by Cell, we recorded a non-cash accounting charge in the amount of $897,227 to reflect the impairment of goodwill from the acquisition of Cell during fiscal 2001.

    We continue to carefully align our capital needs with the funding received and are pursuing various funding alternatives to support our business plan going forward. At the date of this report, we do not have plans to purchase significant amounts of equipment or hire significant numbers of employees prior to successfully raising additional capital.

Liquidity and Capital Resources

    The implementation of the Company's business plan is dependent upon its ability to raise equity capital. During the years ended March 31, 2001 and 2000, we financed our research and development activities through a private placement from which we received gross proceeds in the amount of $1,365,000 in exchange for 12-month notes bearing interest at 12% per annum. The interest rate increases to an annual rate of 15% after maturity is reached. As of June 30, 2001, approximately $1,165,000 of the notes matured and we are seeking other financing arrangements to retire these notes.

    During the third quarter of fiscal 2001 we also entered into a Subscription Agreement under which we issued a two-year 8% convertible note in exchange for gross proceeds of $395,000. The convertible notes bear interest at 8% per annum, with principal and accrued interest due on November 1, 2002.

    During the fourth quarter of fiscal 2001, we entered into a Subscription Agreement with an investor under which up to $3,825,000 in restricted shares may be issued. As of the date of this report, we have received gross proceeds of approximately $831,000 of which $100,000 were received in fiscal 2001.

    Our operations to date have consumed substantial capital without generating revenues, and we will continue to require substantial and increasing capital funds to conduct necessary research and development and preclinical and clinical testing of our Hemopurifier products, and to market any of those products that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS

    The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On November 1, 2000, Freed, Maxick, Sachs & Murphy PC ("Freed Maxick"), the independent certified public accountants that audited the Company's financial statements for the years ended March 31, 2000 and 1999, merged into McGladrey & Pullen, LLP and subsequently McGladrey & Pullen, LLP became the Company's new auditor. Freed Maxick's reports on the Company's financial statements for the years ended March 31, 2000 and 1999 contained an unqualified opinion with an emphasis paragraph describing an uncertainty as to the Company's ability to continue as a going concern. McGladrey & Pullen, LLP has not issued any report on the Company's financial statements.

    On May 1, 2001, the Company engaged Squar, Milner, Reehl & Williamson, LLP as its principal accountant, replacing McGladrey & Pullen, LLP who has declined to stand for re-election. The registrant's Board of Directors has approved the decision to engage the new accountants. On May 1, 2001, we filed a Form 8-K, which is incorporated herein by reference concerning the change in accountants.

    During the two most recent fiscal years that Freed Maxick was engaged as the Company's independent certified public accountants, and through the date on which they merged with McGladrey & Pullen, LLP, there were no disagreements with Freed Maxick on any matter of accounting principles or practices, financial statement disclosure, audit scope or procedure which, if not resolved to its satisfaction, would have caused it to make reference to such disagreement in its report. From the date of their engagement and through the date on which they declined to stand for re-election, there were no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, audit scope or procedure which, if not resolved to its satisfaction, would have caused it to make reference to such disagreement in a report.

    The reports of the principal accountants on the financial statements of the registrant for the fiscal years ended March 31, 2001 and 2000 were unqualified with an emphasis paragraph describing the uncertainties as to the Company's ability to continue as a going concern.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Compliance With Section 16 (a) of the Exchange Act

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and Nasdaq. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file. The Company believes that all such filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

Executive Officers, Directors and Key Employees

    The names, ages and positions of the Company's directors and executive officers as of March 31, 2001 are listed below:

Names	Title or Position	Age
James A. Joyce	Chairman, Secretary, and Director	39
Franklyn S. Barry, Jr.	President/Chief Executive Officer and Director	61
Richard H. Tullis, PhD	Vice President—Business Development and Director	56
Clara M. Ambrus, MD, PhD, FACP	Chief Scientific Officer and Director	76
Edward G. Broenniman	Director	64
Robert J. Lambrix	Director	61
John P. Penhune, PhD	Director	65

Effective June 1, 2001, Mr. Joyce was appointed President and Chief Executive Officer of the Company, replacing Mr. Barry, who will continue as a member of the board of directors. Mr. Barry will also serve as a consultant on strategic business issues.

Also effective June 1, 2001, Dr. Tullis was appointed as the Company's Chief Scientific Officer, replacing Dr. Ambrus, who retired. Dr. Ambrus will remain a member of the board of directors.

Mr. Murray, the Company's Chief Financial Officer retired as of February 28, 2001.

    Resumes of Management follow:

    James A. Joyce

As the founder of Aethlon Medical, Mr. Joyce has led the efforts that have resulted in the recent acquisitions of Hemex, Syngen and Cell. Effective June 1, 2001, Mr. Joyce was appointed President and Chief Executive Officer of the Company. Since 1993, Mr. Joyce was the Chief Executive Officer of James Joyce & Associates; an organization that provided management consulting and investment banking advisory services to CEO's and CFO's of publicly traded companies. Previously, Mr. Joyce was Chief Executive Officer of Mission Labs, Inc., and a principal in charge of U.S. operations of London Zurich Securities, Inc. Mr. Joyce is a graduate from the University of Maryland.

    Franklyn S. Barry, Jr

Mr. Barry has over 25 years of experience in managing and building companies. He was President and Chief Executive Officer of Hemex from April 1997 through June I, 2001 and President and CEO of the Company from March 10, 1999 to May 31, 2001. He became a director of the Company on March 10, 1999. From 1994 to April 1997, Mr. Barry was a private consultant. Included among his prior experiences are tenures as President of Fisher-Price and as co-founder and CEO of Software Distribution Services, which today operates as Ingram Micro-D, an international distributor of personal computer products. Mr. Barry serves on the Board of Directors of Barrister Global Services Network, Inc., a publicly traded company.

    Richard H. Tullis, PhD

Dr. Tullis has extensive biotechnology management and research experience, and is the founder of Syngen, a wholly-owned subsidiary of Aethlon Medical. Previously, Dr. Tullis co-founded Molecular Biosystems, Inc., a former NYSE company. At Molecular Biosystems, Dr. Tullis was Director of Research and Development, Director of Oligonucleotide Hybridization, Senior Research Scientist and Member of the Board of Directors. In research, Dr. Tullis developed and patented the first application of oligonucleotides to antisense antibiotics and developed new methods for the chemical synthesis of DNA via methoxy-phosphorochloridites. Dr. Tullis also co-developed the first applications of covalently coupled DNA-enzyme conjugates using synthethic oligonucleotides during his tenure at Molecular Biosystems. In 1985, Dr. Tullis founded, and served as President and CEO of Synthetic Genetics, Inc., a pioneer in custom DNA synthesis, which was sold to Molecular Biology Resources in 1991. Dr. Tullis also served as interim-CEO of Genetic Vectors, Inc., which completed its IPO under his management, and was co-founder of DNA Sciences, Inc. a company that was eventually acquired by Genetic Vectors Inc. Dr. Tullis received his Ph.D. in Biochemistry and Cell Biology from the University of California at San Diego, and has done extensive post-doctoral work at UCSD, USC, and The Scripps Research Institute.

    Clara M. Ambrus, MD, PhD

Dr. Ambrus invented the Hemopurifier cartridge and is the founder of Hemex which was acquired by the Company in March 1999. She was elected a director of the Company on July 14, 1999. She is a Research Professor at the State University of New York at Buffalo in both the School of Medicine and the School of Pharmacology.

    Edward G. Broenniman

Mr. Broenniman became a director of the Company on March 10, 1999. Mr. Broenniman has 30 years of management and executive experience with high-tech, privately held growth firms where he has served as a CEO, COO, or corporate advisor, using his expertise to focus management on increasing profitability and stockholder value. He is the Managing Director of The Piedmont Group, LLC, a venture advisory firm. Mr. Broenniman recently served on the Board of Directors of publicly traded QuesTech (acquired by CACI International), and currently serves on the Boards of four privately-held firms. His nonprofit Boards are the Dingman Center for Entrepreneurship's Board of Advisors at the University of Maryland, the National Association of Corporate Directors, National Capital Chapter and the Board of the Association for Corporate Growth, National Capital Chapter.

    Robert J. Lambrix

Mr. Lambrix became a director of the Company on February 1, 2000. Since April 2000, Mr. Lambrix has been the Chief Executive Officer of U.S. Medical, Inc., a distributor of new and used medical equipment. From January 1997 to March 2000 he was a management consultant, and he was Chief Financial Officer of Senior Campus Living from April through September of 1996. From March 1994 to May 1995, Mr. Lambrix was a principal with Kotter Associates. He is the former Senior Vice President and Chief Financial Officer of Baxter International, Inc., a global leader in the development, manufacture, and distribution of medical devices and hospital supplies. He also serves as a director of o2wireless Solutions, Inc., a publicly traded company.

    John P. Penhune, PhD

Dr. Penhune was a founder, President, and Chairman of the Board of Cell prior to its acquisition by the Company in April 2000, and he was elected a director of the Company at that time. In addition, he is Senior Vice President for Research at Science Applications International Corporation (SAIC), a Fortune 500 company with annual sales exceeding $5 billion.

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

ITEM 10.  EXECUTIVE COMPENSATION

    Incorporated by reference from our Proxy Statement, which we expect to be filed within 120 days from the close of our fiscal year 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from our Proxy Statement, which we expect to be filed within 120 days from the close of our fiscal year 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from our Proxy Statement, which we expect to be filed within 120 days from the close of our fiscal year 2001.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report on Form 10-KSB:
1.
Consolidated Financial Statements for the periods ended March 31, 2001 and 2000:

      Independent Auditors' Reports
      Consolidated Statements of Operations

      Consolidated Balance Sheets
      Consolidated Statements of Cash Flows
      Consolidated Statements of Stockholders' Deficit
      Notes to Consolidated Financial Statements

  2.
  Exhibits

  The following exhibits are being filed with this Annual Report on Form 10-KSB and/or are incorporated by reference therein in accordance with the designated footnote references:

3.1	Articles of Incorporation and Bylaws of the Company (1)
3.2	Certificate of Amendment of Articles of Incorporation dated March 28, 2000 (2)
10.1	Employment Agreement between the Company and Franklyn S. Barry, Jr. dated April 1, 1999 (3)
10.2	Employment Agreement between the Company and James A. Joyce dated April 1, 1999 (3)
10.3	Agreement and Plan of Reorganization Between the Company and Aethlon, Inc. dated March 10, 1999 (4)
10.4	Agreement and Plan of Reorganization Between the Company and Hemex, Inc. dated March 10, 1999 (4)
10.5	Agreement and Plan of Reorganization Between the Company and Syngen Research, Inc. (5)
10.6	Agreement and Plan of Reorganization Between the Company and Cell Activation, Inc. (6)

(1)	Filed with the Company's Registration Statement on Form SB-2 and incorporated by reference.
(2)	Filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.
(3)	Filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.
(4)	Filed with the Company's Current Report on Form 8-K dated March 10, 1999.
(5)	Filed with the Company's Current Report on Form 8-K dated January 10, 2000.
(6)	Filed with the Company's Current Report on Form 8-K dated April 10, 2000.
(b)
Reports on Form 8-K.

  Current Report on Form 8-K dated January 10, 2000 (filed with the SEC on January 24, 2000) relating to the acquisition of Syngen Research, Inc.

  Current Report on Form 8-K/A dated March 10, 2000 (filed with the SEC on July 17, 2000) relating to the acquisition of Syngen Research, Inc. (Item 7. Financial Statements, Pro Forma Financial Information and Exhibits)

  Current Report on Form 8-K dated April 10, 2000 (filed with the SEC on April 25, 2000) relating to the acquisition of Cell Activation, Inc.

  Current Report on Form 8-K/A dated April 10, 2000 (filed with the SEC on November 6, 2000) relating to the acquisition of Cell Activation, Inc. (Item 7. Financial Statements, Pro Forma Financial Information and Exhibits)

  Current Report on Form 8-K dated November 1, 2000 (filed with the SEC on November 6, 2000) regarding the change of accountants

  Current Report on Form 8-K dated April 26, 2001 (filed with the SEC on May 1, 2001) regarding the change of accountants

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of July 2001.

By:	/s/ JAMES A. JOYCE James A. Joyce Chairman, President and CEO

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. JOYCE James A. Joyce	Chairman of the Board	July 16, 2001
/s/ CLARA M. AMBRUS Clara M. Ambrus	Director	July 16, 2001
/s/ FRANKLYN S. BARRY, JR. Franklyn S. Barry, Jr.	Director	July 16, 2001
/s/ EDWARD G. BROENNIMAN Edward G. Broenniman	Director	July 16, 2001
/s/ ROBERT J. LAMBRIX Robert J. Lambrix	Director	July 16, 2001
/s/ JOHN P. PENHUNE John P. Penhune	Director	July 16, 2001
/s/ RICHARD H. TULLIS Richard H. Tullis	Director	July 16, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Aethlon Medical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Aethlon Medical, Inc. and Subsidiaries (the "Company"), a Development Stage Company, as of March 31, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended and for the period from January 31, 1984 (Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aethlon Medical, Inc. and Subsidiaries as of March 31, 2001 and the results of their operations and their cash flows for the year then ended and for the period from January 31, 1984 (Inception) to March 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has reported a loss of approximately $9 million for the period from January 31, 1984 (Inception) through March 31, 2001. As discussed in Note 13 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 13. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Reehl & Williamson, LLP

July 12, 2001
Newport Beach, California

F–1

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Aethlon Medical, Inc. and Subsidiaries
Buffalo, New York

    We have audited the accompanying consolidated balance sheet of Aethlon Medical, Inc. (formerly Bishop Equities, Inc.) and Subsidiaries (A Development Stage Enterprise) as of March 31, 2000, and the related consolidated statements of operation, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aethlon Medical, Inc. and Subsidiaries (A Development Stage Enterprise) as of March 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the March 31, 2000 financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      FREED MAXICK SACHS & MURPHY, P.C.

Buffalo, New York
June 21, 2000

F–2

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
March 31, 2001 and 2000

	2001	2000
ASSETS
Current Assets
Cash	$6,058	$217,017
Accounts receivable	4,689	61,495
Prepaid expenses	20,025	36,940
Other current assets	—	15,800

	30,772	331,252
Furniture and Equipment, net	29,703	41,535
Deferred Financing Costs, net	323,232	273,738
Patents and Patents Pending, net	508,162	177,065
Employment Contract, net	390,741	495,088
Other Assets	1,330	1,330

	$1,283,940	$1,320,008

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,123,165	$776,861
Due to related parties	920,453	754,491
Notes payable, net of discount	1,311,313	501,708

	3,354,931	2,033,060
Convertible Notes Payable	395,000	—
Commitments and Contingencies
Stockholders' Deficit
Common stock, par value $0.001 per share; 25,000,000 shares authorized; 2,877,152 and 2,672,500 shares issued and outstanding at March 31, 2001 and 2000, respectively	2,877	2,673
Common stock subscribed	730,804	—
Additional paid-in capital	4,271,055	3,290,865
Stock options and warrants	2,429,566	739,826
Stock subscription receivable	(730,804)	—
Deficit accumulated during development stage	(9,169,489)	(4,746,416)

	(2,465,991)	(713,052)

	$1,283,940	$1,320,008

The accompanying notes are an integral part of these consolidated financial statements.

F–3

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2001 and 2000 and
For the Period January 31, 1984 (Inception) Through March 31, 2001

	2001	2000	January 31, 1984 (Inception) Through March 31, 2001
REVENUES
Grant income	$—	$—	$1,424,012
Subcontract income	—	—	73,746
Sale of research and development	—	—	35,810

	—	—	1,533,568
EXPENSES
Interest and other debt expenses	1,452,146	425,085	1,967,992
Professional fees	894,581	254,258	1,465,819
Personnel	700,415	457,629	4,005,540
Rent	100,578	76,027	592,292
Other amortization	112,520	20,867	168,114
Amortization of goodwill	99,692	—	99,692
Depreciation	16,206	11,098	151,124
Other expenses	170,688	69,813	1,420,099

	3,546,826	1,314,777	9,870,672
OTHER EXPENSE (INCOME)
Impairment of goodwill	897,227	—	897,227
Other income	(20,980)	(20,559)	(58,764)
Interest income	—	—	(17,415)

	876,247	(20,559)	821,048

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(4,423,073)	(1,294,218)	(9,158,152)
PROVISION FOR INCOME TAXES	—	5,164	11,337

NET LOSS	$(4,423,073)	$(1,299,382)	$(9,169,489)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(1.59)	$(0.50)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,780,444	2,612,292

The accompanying notes are an integral part of these consolidated financial statements.

F–4

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended March 31, 2001 and 2000 and
For the Period January 31, 1984 (Inception) Through March 31, 2001

					Deficit Accumulated during Development Stage
	Common Stock
			Additional Paid-in Capital	Stock Options and Warrants
	Shares	Amount				Total
BALANCE—January 31, 1984 (Inception)	—	$—	$—	$—	$—	$—
Common stock issued for cash at $1 per share	22,000	22	26,502	—	—	26,524
Common stock issued for cash at $23 per share	1,100	1	24,999	—	—	25,000
Common stock issued for cash at $86 per share	700	1	59,999	—	—	60,000
Common stock issued for cash at $94 per share	160	1	14,999	—	—	15,000
Common stock issued for cash at $74 per share	540	1	39,999	—	—	40,000
Common stock issued for cash at $250 per share	4,678	5	1,169,495	—	—	1,169,500
Capital contributions	—	—	521,439	—	—	521,439
Common stock issued for compensation at $103 per share	2,600	3	267,403	—	—	267,406
Conversion of due to related parties to common stock at $101 per share	1,120	1	113,574	—	—	113,575
Conversion of due to related parties to common stock at $250 per share	1,741	2	435,092	—	—	435,094
Effect of reorganization	2,560,361	2,558	(2,558)	—	—	—
Net loss	—	—	—	—	(3,447,034)	(3,447,034)

BALANCE—March 31, 1999	2,595,000	2,595	2,670,943	—	(3,447,034)	(773,496)
Common stock issued in connection with employment contract at $8.00 per share	65,000	65	519,935	—	—	520,000
Common stock issued in connection with the acquisition of patents at $8 per share	12,500	13	99,987	—	—	100,000
Warrants issued to noteholders in connection with notes payable	—	—	—	734,826	—	734,826
Warrants issued for services	—	—	—	5,000	—	5,000
Net loss	—	—	—	—	(1,299,382)	(1,299,382)

BALANCE—March 31, 2000	2,672,500	2,673	3,290,865	739,826	(4,746,416)	(713,052)
Common stock and options issued in connection with acquisition of Cell Activation, Inc. at $7.20 per share	99,152	99	713,795	353,973	—	1,067,867
Warrants issued to noteholders in connection with notes payable	—	—	—	218,779	—	218,779
Warrants issued to promoter in connection with notes payable	—	—	—	298,319	—	298,319
Beneficial conversion feature of convertible notes payable	—	—	150,000	—	—	150,000
Warrants issued to promoter in connection with convertible notes payable	—	—	—	299,106	—	299,106
Options issued to Board members for services	—	—	—	14,163	—	14,163
Options and warrants issued for services	—	—	—	505,400	—	505,400
Common stock issued for services at $3 per share	5,500	5	16,495	—	—	16,500
Common stock issued for cash at $1 per share	100,000	100	99,900	—	—	100,000
Net loss	—	—	—	—	(4,423,073)	(4,423,073)

BALANCE—March 31, 2001	2,877,152	$2,877	$4,271,055	$2,429,566	$(9,169,489)	$(2,465,991)

The accompanying notes are an integral part of these consolidated financial statements.

F–5

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2001 and 2000 and
For the Period January 31, 1984 (Inception) Through March 31, 2001

	2001	2000	January 31, 1984 (Inception) Through March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,423,073)	$(1,299,382)	$(9,169,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	228,418	31,965	418,930
Gain on sale of furniture and equipment	(13,065)	—	(13,065)
Interest and debt expenses related to warrants	1,111,454	271,158	1,382,612
Common stock, warrants and options issued for services	1,132,313	5,000	1,137,313
Beneficial conversion feature of convertible notes payable	150,000	—	150,000
Impairment of goodwill	897,227	—	897,227
Deferred compensation forgiven	—	—	217,223
Changes in operating assets and liabilities:
Accounts receivable	56,806	1,171	57,977
Prepaid expenses	17,515	(36,939)	(19,424)
Other current assets	15,800	(15,800)	—
Other assets	—	(1,330)	(1,330)
Accounts payable and accrued liabilities	(140,024)	239,130	612,398
Due to related parties	165,962	126,100	1,102,110

Net cash used in operating activities	(800,667)	(678,927)	(3,227,518)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	(6,478)	(13,476)	(177,382)
Acquisition of patents and patents pending	(136,915)	(39,824)	(256,879)
Proceeds from sale of furniture and equipment	17,065	—	17,065
Cash of acquired company	2,286	8,442	10,728

Net cash used in investing activities	(124,042)	(44,858)	(406,468)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	707,500	1,052,500	1,760,000
Deferred financing costs	(93,750)	(114,750)	(208,500)
Proceeds from issuance of common stock	100,000	—	2,088,544

Net cash provided by financing activities	713,750	937,750	3,640,044

NET (DECREASE) INCREASE IN CASH	(210,959)	213,965	6,058
CASH—beginning of period	217,017	3,052	—

CASH—end of period	$6,058	$217,017	$6,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$152,185	$18,727	$194,492

Income taxes	$3,824	$1,350	$10,986

Net assets of entities acquired in exchange for equity securities	$1,077,867	$520,000	$1,597,867

Debt placement fees paid by issuance of warrants	$597,425	$246,113	$843,538

Allocation of note proceeds to note discount	$218,780	$734,826	$953,606

Patent pending acquired for 12,500 shares of common stock	$—	$100,000	$100,000

Loans converted to common stock	$—	$—	$435,094

The accompanying notes are an integral part of these consolidated financial statements.

F–6

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001 and 2000

1.  NATURE OF BUSINESS AND REORGANIZATION

Nature of Business

    Hemex, Inc., a Delaware corporation ("Hemex"), the accounting predecessor of Aethlon Medical, Inc. (the "Company"), was incorporated in Nevada on January 31, 1984. The Company engages in the research and development of a medical device known as the Hemopurifier™ that removes substances from the blood. The Company is in the development stage on the Hemopurifier and significant research and testing are still needed to reach commercial viability.  Any resulting medical device or process will require approval by the Food and Drug Administration ("FDA"), and the Company has not yet begun efforts to obtain FDA approval, which may take several years. Since several of the Company's patents were issued in the 1980's, they are scheduled to expire in the near future. Thus, such patents will likely expire before FDA approval (if any) is obtained.

    The Company is classified as a development stage enterprise under accounting principles generally accepted in the United States ("GAAP"), and has not generated revenues from its principal operations. Prior to 1997, Hemex generated revenue from nonrecurring grants and subcontracts.

    The Company is publicly traded on the Over the Counter Bulletin Board of the National Association of Securities Dealers under the symbol "AEMD".

March 31, 2000 Balance Sheet Reclassification

    The accompanying balance sheet at March 31, 2000 has been reclassified to account for the acquisition of Syngen Research, Inc. (see discussion below and Note 3) as an asset acquisition rather than as a business combination under GAAP. Such reclassification had no effect on results of operations for the year ended March 31, 2000. Goodwill as previously reported on the March 31, 2000 balance sheet of approximately $520,000 has been reclassified to employment contract.

    See Note 14 for additional information.

Reorganization with Public Shell

    On March 10, 1999, (1) Aethlon, Inc., a California corporation ("Aethlon"), (2) Hemex, Inc. and (3) Bishop Equities Inc., a Nevada corporation ("Bishop"), a publicly traded "shell" company, completed an Agreement and Plan of Reorganization (the "Plan") structured to result in Bishop's acquisition of all of the outstanding common shares of Aethlon and Hemex (the "Reorganization"). The Reorganization was intended to qualify as a tax-free transaction under Section 368 (a)(1)(B) of the 1986 Internal Revenue Code, as amended. Under the Plan's terms, Bishop issued 733,500 and 1,350,000 shares of its common stock to the common shareholders of Aethlon and Hemex, respectively, such that Bishop then owned 100% of each company.

    Management has accounted for the Reorganization as a capital stock transaction as opposed to a "business combination". Accordingly, the Reorganization has been reported as a recapitalization of Hemex, which is considered the acquirer for accounting purposes (a reverse acquisition). Through its former stockholders, Hemex is deemed the acquirer for accounting purposes because of (a) its majority ownership of the Company, (b) its representation on the Company's board of directors, and (c) executive management positions held by former officers of Hemex.

F–7

    With the exception of the effects of the Reorganization on the common stock and additional paid-in capital of Hemex, the historical financial statements and balances of Hemex have been carried forward to the post-acquisition period, while the legal capital and entity remain that of Bishop. The historical financial statements of Aethlon were not significant. After the merger, Bishop renamed itself Aethlon Medical, Inc. on March 28, 2000. Reorganization costs such as legal fees have been expensed as incurred, and no goodwill has been recorded in this transaction.

    The Company changed its name from Bishop Equities, Inc. to Aethlon Medical, Inc. because of the expansion through the acquisitions described above. The Company's stock ticker symbol changed from "BSEQ" to "AEMD" in conjunction with the name change. The name change was implemented to reflect the Company's ownership of a suite of complementary companies that engage in the research and development of medical devices that can be used to remove substances from the blood.

Employment Contract with Research Scientist

    As more fully discussed in Note 3, on January 10, 2000, the Company acquired 100% of Syngen Research, Inc. ("Syngen"), a closely held company wholly owned by Dr. Richard Tullis, in order to employ Dr. Tullis under a two-year employment contract. Dr. Tullis is a nationally renowned research scientist in the area of DNA synthesis and antisense. Syngen had no significant assets, liabilities, or operations, and primarily served as the conduit for Dr. Tullis to perform research and consulting services. As such, the transaction has been accounted for as an acquisition of assets in the form of the employment contract with Dr. Tullis and not as a business combination. The asset purchase consideration approximated $520,000.

Acquisition of Cell Activation, Inc.

    As more fully discussed in Note 4, on April 6, 2000, the Company acquired 100% of Cell Activation, Inc. ("Cell") in exchange for common stock and options to purchase common stock. Cell engaged in research of inappropriate cell activation, the pathological over-reaction of the body's immune system. The acquisition was accounted for as a purchase, and the total consideration approximated $1,100,000. The accompanying consolidated statement of operations includes revenues and expenses of Cell from April 1, 2000. At March 31, 2001, management determined that goodwill recognized in the purchase of Cell was impaired due to the temporary suspension of the operations by Cell and, accordingly, recorded an impairment expense of approximately $900,000 during the fourth quarter of the year ended March 31, 2001.

    There are certain restrictions on the sale or other transfer of the Company's common stock and stock options issued in the acquisitions of Cell and the employment contract with Dr. Tullis. Such stock, generally referred to as "Rule 144 stock," was not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon an exemption from its registration requirements. Such restrictions begin to phase out after a one-year holding period. Rule 144 of the Securities and Exchange Commission allows a stockholder who has held restricted securities for at least one year to sell in any three-month period not more than the greater of (a) 1% of the number of shares outstanding or (b) the average weekly trading volume during the preceding four calendar weeks. These limitations do not apply to non-affiliated persons who have held restricted securities for at least two years. Each exchanging stockholder agreed to (1) acquire such equity securities for his/her own account and (2) hold them for investment purposes only. In addition, the stock certificates must contain a legend documenting these restrictions, and the legend requires the stockholder to obtain a legal opinion that any proposed sale is exempt from registration under the Act.

F–8

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The summary of significant accounting policies of the Company presented below is designed to assist the reader in understanding the Company's consolidated financial statements. Such financial statements and these notes are the representations of Company management, who is responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied (on a restated basis) in preparing the accompanying consolidated financial statements.

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly-owned subsidiaries Aethlon, Hemex, Syngen and Cell (collectively hereinafter referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

    Management uses estimates and assumptions in preparing financial statements in accordance with GAAP. Such estimates and assumptions affect the reported amounts of certain assets and liabilities, disclosures relating to any contingent assets and liabilities, and the reported amounts of certain expenses. Actual results could vary from the estimates used to prepare the accompanying consolidated financial statements.

Fair Value of Financial Instruments

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the fair value, if reasonably obtainable, of the Company's financial instruments. Management believes that the carrying amounts of the Company's financial instruments approximate their fair value at March 31, 2001 and 2000.

Concentrations

    Financial instruments that may subject the Company to credit risk principally consist of uninsured cash-in-bank balances. The Company currently maintains substantially all of its cash with several major financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Furniture and Equipment

    Furniture and equipment are stated at cost. Major renewals and improvements are capitalized, while replacements, maintenance and repairs that do not significantly improve or extend the useful life of the asset are expensed when incurred.

    Furniture and equipment are depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining lease term. Accumulated depreciation and amortization approximated $145,000 and $130,000 at March 31, 2001 and 2000, respectively.

Patents

    The Company capitalizes the cost of patents and patents pending (some of which were acquired in the purchase of Cell) and amortizes such costs over the shorter of the remaining legal life or their estimated economic life. Capitalized costs associated with patents pending are amortized when the patents are issued. Pending patents approximated $430,000 and $140,000 at March 31, 2001 and 2000,

F–9

respectively. The unamortized cost of patents and patents pending is written off when management determines there is no future benefit. No patent costs were written off during the years ended March 2001 and 2000. Accumulated amortization of patents approximated $52,000 and $43,000 at March 31, 2001 and 2000, respectively. Patents include both foreign and domestic patents and patents pending.

Goodwill

    Management determined that the goodwill acquired in the purchase of Cell was fully impaired at March 31, 2001 because the Company has temporarily suspended the use of certain technology acquired from Cell. Accordingly, management recorded an impairment expense of approximately $900,000 during the fourth quarter of the year ended March 31, 2001. Prior to such impairment, goodwill was amortized using the straight-line method over 10 years.

Employment Contract

    The employment contract with Dr. Tullis discussed in Notes 1 and 3 is amortized using the straight-line method over the expected life of the employment relationship of four years. Accumulated amortization of such employment contract approximated $120,000 and $15,000 at March 31, 2001 and 2000, respectively.

Impairment of Long-Lived Assets

    The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell. No impairment charges were recorded during the year ended March 31, 2000. The Company's long-lived assets are stated at cost less accumulated depreciation and amortization.

Deferred Financing Costs

    The Company incurred costs (see Note 8) in connection with the issuance of the debt discussed in Notes 5 and 6. Such costs, approximating $805,000 and $360,000 at March 31, 2001 and 2000, respectively, are amortized using the effective-yield method over the life of the related debt, ranging from one to two years. Accumulated amortization of deferred financing costs at March 31, 2001 and 2000 approximated $485,000 and $87,000, respectively.

F–10

Stock Purchase Warrants Issued with Notes Payable

    The Company granted warrants (see Note 8) in connection with the issuance of certain notes payable (see Note 5). Under Accounting Principles Board Opinion No. 14 ("APB 14"), "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the estimated value of such warrants represents a discount from the face amount of the notes payable. Accordingly, the relative estimated fair value of the warrants has been recorded in the financial statements as a discount from the face amount of the notes. The net discount approximated $54,000 and $550,000 at March 31, 2001 and 2000, respectively, and is amortized using the effective-yield method over the respective lives of the related notes payable of one year.

Beneficial Conversion Feature of Convertible Notes Payable

    The convertible feature of certain notes payable (see Note 6) provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature". Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments", the Company has determined the value of such beneficial conversion feature ("BCF") to be approximately $150,000. Accordingly, the relative fair value of the BCF has been recorded in the financial statements as a discount from the face amount of the notes. Such discount was expensed as interest during the year ended March 31, 2001 because the notes were convertible upon issuance.

Stock-Based Compensation

    The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," and measures compensation expense for its stock-based compensation awards to employees and directors using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company accounts for stock options and similar equity instruments issued to outside consultants using the fair value method of accounting prescribed by SFAS 123. See Notes 8 and 9 for additional information.

Research and Development Expenses

    The Company incurred approximately $530,000 and $320,000 of research and development expenses during the years ended March 31, 2001 and 2000, respectively.

Income Taxes

    Using the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the estimated tax effects of temporary differences between financial and income tax reporting are recorded in the period in which the events occur. Such differences between the financial and tax bases of assets and liabilities result in future tax deductions or taxable income (see Note 10).

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax operating loss carryforwards. The Company records a valuation allowance for deferred income tax assets when, based on management's best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of the deferred income tax assets may not be realized.

Loss per Common Share

    Loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

F–11

    Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive. The total potential common shares that have not been included in such computation approximated 2,000,000 and 430,000 at March 31, 2001 and 2000, respectively.

Other Comprehensive Income

    For the years ended March 31, 2001 and 2000, the Company did not have any elements of other comprehensive income as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Therefore, statements of comprehensive income have not been presented.

Segment Reporting

    The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual financial statements. The Company operates entirely in one business segment in the United States.

Recent Accounting Pronouncements

    For the quarter ended June 30, 2001 and thereafter, the Company will be required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Management does not believe that such pronouncement will have a significant impact on the Company's financial position or results of operations.

Reclassifications

    Certain reclassifications have been made to the 2000 financial statement presentation to correspond to the 2001 format.

3.  EMPLOYMENT CONTRACT

    On January 10, 2000, the Company completed the acquisition of the assets of Syngen. In accordance with the purchase agreement, the Company issued 65,000 shares of restricted common stock in exchange for all of the outstanding common shares of Syngen. The transaction was intended to qualify as a tax-free purchase under Section 368 (a)(1)(B) of the 1986 Internal Revenue Code, as amended. Since Syngen had no significant assets, liabilities or operations, the Company has accounted for the transaction as an asset purchase for the employment of Syngen's sole shareholder, Dr. Richard Tullis, who as part of the transaction executed a two-year employment contract with the Company to perform research. Such employment contract is being amortized over four years because management believes that more likely than not the employment agreement will be extended beyond its expiration date of January 9, 2002. The employment agreement originally called for approximately $80,000 per year in compensation to Dr. Tullis. The compensation under such agreement was modified in June 2001 to $150,000 per year. Under the terms of the agreement, if Dr. Tullis is terminated, he may become eligible to receive a salary continuation payment in the amount of at least twelve months' base salary.

    The Company recorded approximately $520,000 for the employment contract based on the estimated fair value of the Company's restricted common stock issued in the transaction. Such value has been estimated at approximately $8.00 per share.

4.  ACQUISITION OF CELL ACTIVATION, INC.

    On April 6, 2000, the Company completed the acquisition of Cell. In accordance with the purchase agreement, the Company issued 99,152 shares of restricted common stock and issued 50,848 options to purchase common stock (see Note 9) in exchange for all of the outstanding common stock and options to purchase common stock of Cell. The transaction was intended to qualify as a tax-free purchase under Section 368 (a)(1)(B) of the 1986 Internal Revenue Code, as amended. After the transaction, Cell became a wholly-owned subsidiary of the Company.

F–12

    The Company has accounted for the acquisition of Cell using the purchase method of accounting. The total purchase consideration of approximately $1,100,000 was allocated as follows based on the estimated fair value of the net assets acquired as partially determined by an independent third-party valuation:

Goodwill	$996,919
Patents and patents pending	202,354
Other assets	4,782
Liabilities	(126,188)

$1,077,867

    The purchase price allocation set forth above is also based on an independent third-party valuation of the estimated fair value of the Company's restricted common stock issued in the acquisition. Such value has been estimated at approximately $7.20 per share aggregating $713,795, considering restrictions on the sale of such stock. The estimated fair value of the options granted in connection with the Cell acquisition were valued at $353,793 using the Black Scholes option pricing model, considering restrictions on the sale of underlying common stock. The Company also incurred acquisition costs of approximately $10,000.

    See Note 14 for additional information.

    The Company is currently in negotiations with independent third parties to purchase the remaining interests in certain patents acquired in connection with the Cell acquisition, where Cell did not own a 100% interest.

Pro Forma Information

    The pro forma information as though the Cell acquisition occurred on April 1, 1999 is not considered material to the accompanying financial statements.

5.  NOTES PAYABLE

    During the years ended March 31, 2001 and 2000, the Company entered into arrangements for the issuance of $1,365,000 of debt from private placement offerings (the "Notes"). The Notes bear interest at 12% per annum payable quarterly, mature one year from the date of issuance, and carry detachable warrants (see Note 8). At July 12, 2001, approximately $1,290,000 of the Notes were due and now bear interest at 15% per annum until paid. The Company is seeking other financing arrangements to retire the Notes.

6.  CONVERTIBLE NOTES PAYABLE

    In November 2000, the Company issued convertible notes payable ("Convertible Notes") totaling $395,000, bearing interest at 8% per annum, with principal and accrued interest due on November 1, 2002. The Convertible Notes require no payment of principal or interest during the term and may be converted to common stock of the Company at any time at the option of the holder. The number of common shares issuable upon conversion is equal to the total principal and unpaid interest on the Convertible Notes as of the date of conversion, divided by the conversion price. The conversion price per share is the lesser of (a) 90% of the closing market price for the common stock; or (b) 75% of the average of the three lowest closing market prices for the common stock for the 10 trading days prior to conversion. At March 31, 2001, none of the Convertible Notes had been converted.

F–13

7.  STOCK SUBSCRIPTION AGREEMENT

    On March 9, 2001, the Company entered into an agreement with an investor whereby the Company agreed to sell 950,000 shares of its restricted common stock, with a minimum subscription of 800,000 shares at $1 per share to such investor on certain dates. The March 9, 2001 closing market price of the Company's common stock was $2.50 per share. During March 2001, the Company issued 100,000 shares of common stock in exchange for $100,000 in cash under such agreement. Subsequent to March 31, 2001, the Company issued 730,804 shares of common stock to the investor in exchange for $730,804 in cash under this agreement.

    The investor may also purchase an additional 750,000 shares of restricted common stock at $1.50 per share on or before July 31, 2001. If the investor does so, the investor may purchase an additional 1,000,000 shares at $1.75 per share, of which 500,000 shares must be purchased by August 31, 2001, and the remainder must be purchased by September 30, 2001. In order to purchase the final increment of such stock, the investor must purchase the August 2001 shares.

8.  WARRANTS

    In connection with the issuance of notes payable (see Note 5) during the years ended March 31, 2001 and 2000, the Company issued, in total, 682,500 warrants to purchase common stock to the note holders at the rate of one warrant for every $2.00 of debt. Such warrants have an exercise price of $5.00 per share, expire five years from the date of issuance, and were exercisable upon issuance. Such warrants were valued using the Black Scholes option pricing model at approximately $955,000.

    Also in connection with the above issuance of notes payable, the Company paid commissions to promoters in the form of cash and warrants. During the years ended March 31, 2001 and 2000, the Company paid such promoters cash approximating $35,000 and $115,000, respectively, and issued 15,625 and 50,875 warrants, respectively, to purchase Company common stock. Such warrants have the same terms as described above and were valued using the Black Scholes option pricing model at approximately $300,000. The warrants due to the promoters had not been issued as of March 31, 2000 and are included in accounts payable and accrued liabilities at that date. All warrants associated with this transaction were issued as of March 31, 2001.

    In connection with the issuance of the convertible notes payable (see Note 6), the Company paid approximately $60,000 in cash and issued a total of 128,925 warrants to purchase Company common stock to a promoter. Such warrants have an exercise price of $3.58 per share, expire in November 2005, and were exercisable upon issuance. Such warrants were valued using the Black Scholes option pricing model at approximately $300,000.

    During the years ended March 31, 2001 and 2000, the Company issued 10,000 and 3,750 warrants, respectively, to purchase common stock in exchange for services. Such warrants are (1) exercisable at $3.00 per share for those issued during the year ended March 31, 2001 and $6.00 per share for those issued during the year ended March 31, 2000, (2) expire five years from the date of issuance, and (3) were exercisable upon issuance. Warrants issued during the year ended March 31, 2001 were valued using the Black Scholes option pricing model at approximately $23,000. Warrants issued during the year ended March 31, 2000 were measured using the estimated fair value of the services rendered at approximately $5,000, which management deemed more reliably measurable than the Black Scholes option pricing model for such transactions.

F–14

    A summary of the aggregate warrant activity for the years ended March 31, 2001 and 2000 is presented below:

	2001	2000
Warrants outstanding—beginning of year	563,575	—
Warrants issued	328,100	563,575
Warrants expired	—	—
Warrants exercised	—	—

Warrants outstanding—end of year	891,675	563,575

    Warrants issued during the year ended March 31, 2001 whose fair value has been estimated using the Black Scholes stock option pricing model were based on the exercise price per share, the market price of the Company's common stock, and the weighted average assumptions set forth below:

Expected life	5 years
Estimated volatility	60%
Risk-free interest rate	6.1%
Dividends	Zero

9.  OPTIONS

Stock Option Plan

    In August 2000, the Company adopted the 2000 Stock Option Plan ("Stock Option Plan"), which was approved by its stockholders in September 2000. The Stock Option Plan provides for the issuance of up to 500,000 options to purchase shares of common stock. Such options can be incentive options or nonstatutory options, and may be granted to employees, directors and consultants. The Stock Option Plan has limits as to the eligibility of those stockholders who own more than 10% of Company stock, as defined. The options granted pursuant to the Stock Option Plan may have exercise prices of no less than 100% of fair market value of the Company's common stock at the date of grant (incentive options), or no less than 75% of fair market value of such stock at the date of grant (nonstatutory).

    During the year ended March 31, 2001, the Company granted 67,000 incentive options to various officers and employees pursuant to the Stock Option Plan to purchase shares of common stock at an exercise price of $2.56 per share, which equaled the market price of the Company's common stock on the grant date. Such options expire 10 years from the grant date. Of the options granted, 50% generally vest over a two year period and the remaining 50% generally vest over a three year period. Accelerated vesting for approximately 30,000 of the granted options is available based on certain research and development milestones, as defined in the Stock Option Plan.

Options Issued in Connection with Acquisition of Cell Activation, Inc.

    As further discussed in Note 4, in connection with the acquisition of Cell, the Company issued 50,848 options to purchase common stock at an exercise price of $0.39 per share and expiring approximately seven years after the date of issuance. Such options had substantially the same terms as those previously issued by Cell to its shareholders prior to the acquisition by the Company. At March 31, 2001, all but 10,170 of such options were fully vested.

Other Issuances

    During the year ended March 31, 2001, the Company approved the issuance to its legal counsel of 200,000 options to purchase common stock at an exercise price of $3.25 per share, expiring approximately five years from date of issuance and vesting upon grant date. Under the terms of the

F–15

agreement, any proceeds from the sale of common shares obtained through the exercise of such options in excess of the exercise price will be applied to reduce any outstanding legal fees owed to legal counsel in the future. Since there can be no assurance that there will be outstanding legal fees in the future, management has recorded the fair value of the options as an expense of approximately $480,000, using the Black Scholes option pricing model.

    In October 2000, the Company issued 7,500 nonstatutory options to purchase common stock to certain members of the Company's Board of Directors for their services as directors at exercise prices ranging from $3.75 per share to $5.28 per share, expiring five years from the date of issuance and vesting on the grant date. The Company recorded compensation expense under APB 25 of approximately $15,000 related to such options.

    During April 1999, the Company granted its then chief executive officer 412,500 options to purchase Company common stock exercisable at $3 per share, expiring five years from the date of issuance and vesting on grant date.

Stock Option Activity

    A summary of the aggregate stock option activity for the years ended March 31, 2001 and 2000 is presented below:

	2001	2000
Options outstanding—beginning of year	412,500	—
Options granted	325,348	412,500
Options forfeited	(27,000)	—
Options exercised	—	—

Options outstanding—end of year	710,848	412,500

	2001	2000
Weighted average exercise price of options outstanding at end of year	$2.72	$3.00

Weighted average grant-date fair value of options granted during the year	$3.15	$1.06

Exercisable options—end of year	660,678	412,500

Weighted average remaining contractual life of options outstanding at end of year (in years)	6.0	6.4

Other Matters

    Options issued during the years ended March 31, 2001 and 2000 that have been measured using the Black-Scholes stock option pricing model were based on the exercise price per share, the market price of the Company's common stock, and the weighted average assumptions set forth below:

	2001	2000
Expected life	4.7 years	7.1 years
Estimated volatility	96%	15%
Risk-free interest rate	5.7%	5.5%
Dividends	Zero	Zero

F–16

Stock-Based Compensation and Other Expenses

    As discussed in Note 2, compensatory stock options and similar equity instruments issued to non-employees are accounted for using the fair value method of SFAS 123. The Company recognized compensation expense related to such equity instruments of approximately $505,000 for the year ended March 31, 2001. No such compensation expense was recorded in 2000. The expenses incurred during the year ended March 31, 2001 represent costs associated with services performed by non-employees.

    Incentive stock options granted to employees are accounted for using the intrinsic value method of APB 25. No such expense was recorded in either 2001 or 2000. Estimated compensation expense related to such options, had they been accounted for under the fair value method of SFAS 123, approximated $140,000 and $440,000 for the years ended March 31, 2001 and 2000, respectively. If the fair value method of accounting had been applied to such options, the Company's reported net loss and loss per share would have been as follows for the years ended March 31, 2001 and 2000:

	2001	2000
	(In thousands, except per share data)
Net loss, as reported	$(4,423)	$(1,299)

Net loss, pro forma	$(4,611)	$(1,603)

Basic and diluted loss per common share, as reported	$(1.59)	$(0.50)

Basic and diluted loss per common share, pro forma	$(1.66)	$(0.61)

    The above pro forma effects of applying SFAS 123 are not necessarily representative of the impact on the reported net income or loss for future years.

10. INCOME TAXES

    The Company was considered a start-up entity for federal and state income tax purposes from January 31, 1984 (Inception) through March 31, 2001. As a result, start-up expenses, including research and development, were capitalized during such period for tax purposes, while such costs were expensed as incurred for financial reporting purposes. The Company has a tax net operating loss carryforward of approximately $2,000,000 at March 31, 2001. Such loss carryforward principally expires in 2020 and 2021.

    The Company's deferred tax asset approximated $2,430,000 and $1,825,000 at March 31, 2001 and 2000, respectively. Because there is no reasonable assurance that such asset will be realized in future years, the Company has recorded a 100% valuation allowance against this deferred tax asset.

    A summary of the deferred tax asset and related valuation allowance for the years ended March 31, 2001 and 2000 follows:

Balance—March 31, 1999	$1,290,000
Deferred benefit	535,000

Balance—March 31, 2000	1,825,000
Deferred benefit	605,000

Balance—March 31, 2001	$2,430,000

F–17

    The components of the deferred tax asset are as follows at March 31, 2001 and 2000:

	2001	2000
Tax net operating loss carryforward	$800,000	$410,000
Capitalized research and development	1,630,000	1,415,000

Deferred tax asset	2,430,000	1,825,000
Less valuation allowance	(2,430,000)	(1,825,000)

Net deferred tax asset	$—	$—

    The income tax benefit, before valuation allowance, for the years ended March 31, 2001 and 2000 differs from the amount that would result from applying the federal statutory rate to the pre-tax loss as follows:

	2001	2000
Expected tax benefit	$1,500,000	$440,000
Equity instruments issued for services	(220,000)	—
Interest and debt expenses related to warrants	(430,000)	(92,000)
Impairment and amortization of goodwill	(340,000)	—
State income taxes and other	95,000	187,000

Income tax benefit before valuation allowance	$605,000	$535,000

    The Company's income tax returns for the open years are subject to examination and adjustment by the applicable taxing authorities.

11.  RELATED PARTY TRANSACTIONS

    Certain officers of the Company and other related parties have advanced the Company funds, agreed to defer compensation or paid expenses on behalf of the Company to cover short-term working capital deficiencies. These non interest-bearing liabilities have been included as due to related parties in the accompanying consolidated financial statements.

Royalty Agreement

    Effective January 1, 2000, the Company entered into an agreement with a related party under which an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemopurifier™ were assigned to the Company by the inventors in exchange for (a) a royalty to be paid on future sales of the patented product or process equal to 8.75% of net sales, as defined, and (b) 12,500 shares of the Company's common stock. Upon the issuance of the first United States patent relating to the invention, the Company is obligated to issue an additional 12,500 shares of common stock to the inventors. If the market price of the Company's common stock on the date the patent is issued is below $8 per share, the number of shares to be issued will be that amount which equates to $100,000 of market value.

12.  COMMITMENTS AND CONTINGENCIES

Registration Rights Agreements

    The Company is obligated under various agreements to register its common stock, including the common stock underlying certain warrants and options. The Company is subject to penalties for failure to register such securities, the amount of which could be material to the Company's financial condition, results of operations and cash flows. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission in December 2000 to register the necessary securities.

F–18

However, such registration statement was never considered effective and management intends to withdraw the Form SB-2. Management is currently unaware of any potential claims related to the lack of registration and plans to file a revised registration statement.

Employment Contracts

    In addition to the employment contract discussed in Note 3, effective April 1, 1999, the Company entered into an employment agreement (the "Joyce Agreement") with James Joyce ("Joyce") to employ Joyce as Chairman of the Board at a minimum annual salary of $120,000 plus certain benefits, as defined. The Joyce Agreement, which is cancelable by either party upon sixty days notice, will be in effect until Joyce retires or ceases to be employed by the Company. The compensation under such agreement was modified in June 2001 to $180,000 per year. Under the terms of the agreement, if Joyce is terminated he may become eligible to receive a salary continuation payment in the amount of at least twelve months' base salary.

Equity Instruments

    The Company is obligated under several agreements to issue 16,750 shares of common stock, 15,000 options to purchase common stock and 165,000 warrants to purchase common stock to satisfy existing obligations. In total, such commitments approximated $230,000 and are included in accounts payable and accrued liabilities at March 31, 2001. No additional consideration is necessary for the issuance of such equity instruments.

Other

    The Company rents laboratory space in San Diego, California and office space in La Jolla, California and Williamsville, New York on both a month-to-month and six-month basis. Minimum rental payments under such operating leases for the year ending March 31, 2002 approximate $20,000. In May 2001, the Company completed transferring all scientific and administrative functions from its New York facility to its California locations.

13.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced a loss of approximately $9 million for the period from January 31, 1984 (Inception) through March 31, 2001. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Such factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management is in discussions with potential investors to pursue additional capital infusions into the Company, which management believes are necessary until such time that revenues achieve profitability levels.

    The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and generate sufficient revenue and operating cash flow to meet its obligations on a timely basis.

F–19

14.  OTHER MATTERS REGARDING CERTAIN ACQUISITIONS

Syngen

    In the Company's March 31, 2000 Form 10-KSB and in its subsequent quarterly filings with the SEC, management accounted for the transaction discussed in Note 3 as a business combination and allocated substantially all of the purchase price to goodwill. Upon further review, management revised the accounting for this transaction to more closely reflect the economics underlying the transaction (see Note 3), which management considers an asset purchase rather than a business combination. As such, the entire purchase price has been allocated to the intangible asset described as "employment contract."

Cell

    As reported in the Company's Form 10-QSB for the quarter ended June 30, 2000, the acquisition of Cell was measured using 100% of the market price of the Company's restricted securities issued in the transaction; see Note 4 for additional information. Subsequent to filing the aforementioned quarterly report, the Company received an independent valuation of its common stock. Based on such valuation, the total purchase price has been reduced from approximately $1,200,000 to approximately $1,100,000 and the excess of such purchase price over the net tangible assets acquired has been re-allocated as set forth in Note 4. As a result of such re-allocation, goodwill originally recorded in the transaction has been reduced by approximately 100,000 and patents/patents pending have been increased by approximately $60,000. The Company has recorded the effects of such retroactive adjustments of its previously filed financial statements effective April 2000.

Impact on Prior Quarterly SEC Filings

    The Company's unaudited financial statements included in its previously filed Form 10-QSBs for the quarters ended on and after June 30, 2000 have not yet been restated for the matters discussed above. Subject to discussion with counsel the Company may amend those filings to revise any financial statements that are materially affected by such matters.

F–20

QuickLinks

PART I
PART II
PART III
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITOR'S REPORT
AETHLON MEDICAL, INC. AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED BALANCE SHEETS March 31, 2001 and 2000
AETHLON MEDICAL, INC. AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT For the Years Ended March 31, 2001 and 2000 and For the Period January 31, 1984 (Inception) Through March 31, 2001
AETHLON MEDICAL, INC. AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2001 and 2000