Form 10QSB
period 2001-06-30
AETHLON MEDICAL INC
filed 2001-08-14
CIK 882291

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-21846

AETHLON MEDICAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	13-3632859 (I.R.S. Employer Identification No.)
7825 FAY AVENUE, SUITE 200, LA JOLLA, CA (Address of principal executive offices)	92037 (Zip Code)

(858) 456-5777
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The number of shares of common stock of the registrant outstanding as of June 30, 2001 was 3,635,744.

ii

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2001 and March 31, 2001

	June 30, 2001	March 31, 2001
	(Unaudited)
ASSETS
Current Assets
Cash	$156,501	$6,058
Accounts receivable	4,689	4,689
Prepaid expenses	12,780	20,025

	173,970	30,772
Furniture and Equipment, net	53,576	29,703
Deferred Financing Costs, net	274,105	323,232
Patents and Patents Pending, net	525,717	508,162
Employment Contract, net	317,365	390,741
Other Assets	1,330	1,330

	$1,346,063	$1,283,940

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$977,554	$1,123,165
Due to related parties	855,530	920,453
Notes payable, net of discount	1,354,913	1,311,313

	3,187,997	3,354,931
Convertible Notes Payable	395,000	395,000
Commitments and Contingencies
Stockholders' Deficit
Common stock, par value $0.001 per share; 25,000,000 shares authorized; 3,635,744 and 2,877,152 shares issued and outstanding at June 30 and March 31, 2001, respectively	3,636	2,877
Common stock subscribed	—	730,804
Additional paid-in capital	5,110,935	4,271,055
Stock options and warrants	2,477,566	2,429,566
Stock subscription receivable	—	(730,804)
Deficit accumulated during development stage	(9,829,071)	(9,169,489)

	(2,236,934)	(2,465,991)

	$1,346,063	$1,283,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2001 and 2000 and
For the Period January 31, 1984 (Inception) Through June 30, 2001

	(Unaudited)
	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000	January 31, 1984 (Inception) Through June 30, 2001
REVENUES
Grant income	$—	$—	$1,424,012
Subcontract income	—	—	73,746
Sale of research and development	—	—	35,810

	—	—	1,533,568
EXPENSES
Professional fees	231,238	53,439	1,697,057
Interest and other debt expenses	153,387	314,198	2,121,379
Personnel	118,377	161,052	4,123,917
Other amortization	75,419	25,389	243,533
Rent	20,622	29,122	612,914
Depreciation	6,930	4,045	158,054
Amortization of goodwill	—	28,492	99,692
Other expenses	53,609	31,368	1,473,708

	659,582	647,105	10,530,254
OTHER EXPENSE (INCOME)
Impairment of goodwill	—	—	897,227
Other income	—	(21,321)	(58,764)
Interest income	—	—	(17,415)

	—	(21,321)	821,048

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(659,582)	(625,784)	9,817,734
PROVISION FOR INCOME TAXES	—	659	11,337

NET LOSS	$(659,582)	$(626,443)	$9,829,071

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.19)	$(0.23)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,417,029	2,771,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Three Months Ended June 30, 2001

	(unaudited)
	Common Stock				Common Stock Deficit Accumulated during Development Stage
			Additional Paid-in Capital	Stock Options and Warrants
	Shares	Amount				Total
BALANCE — March 31, 2001	2,877,152	$2,877	$4,271,055	$2,429,566	$(9,169,489)	$(2,465,991)
Common stock, warrants and options issued for accounts payable and accrued liabilities	21,750	22	135,353	48,000	—	183,375
Common stock issued for services at $2.65 per share	6,038	6	15,994	—	—	16,000
Common stock issued for cash at $1 per share, net of issuance costs of $41,540, paid to a related party	730,804	731	688,533	—	—	689,264
Net loss	—	—	—	—	(659,582)	(659,582)

BALANCE — June 30, 2001	3,635,744	$3,636	$5,110,935	$2,477,566	$(9,829,071)	$(2,236,934)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2001 and 2000 and
For the Period January 31, 1984 (Inception) Through June 30, 2001

	(Unaudited)
	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000	January 31, 1984 (Inception) Through June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(659,582)	$(626,443)	$(9,870,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,349	47,274	501,279
Gain on sale of furniture and equipment	—	—	(13,065)
Interest and debt expenses related to warrants	92,728	280,399	1,475,340
Common stock, warrants and options issued for services	16,000	—	1,153,313
Beneficial conversion feature of convertible notes payable	—	—	150,000
Impairment of goodwill	—	—	897,227
Deferred compensation forgiven	—	—	217,223
Changes in operating assets and liabilities:
Accounts receivable	—	(3,916)	57,977
Prepaid expenses	7,245	9,992	(12,179)
Other assets	—	—	(1,330)
Accounts payable and accrued liabilities	37,763	4,818	650,161
Due to related parties	(64,923)	—	1,037,187

Net cash used in operating activities	(488,420)	(287,876)	(3,757,478)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	(30,804)	(2,500)	(208,186)
Acquisition of patents and patents pending	(19,597)	(11,299)	(276,476)
Proceeds from sale of furniture and equipment	—	4,000	17,065
Cash of acquired company	—	2,286	10,728

Net cash used in investing activities	(50,401)	(7,513)	(456,869)

(continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2001 and 2000 and
For the Period January 31, 1984 (Inception) Through June 30, 2001

	(Unaudited)
	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000	January 31, 1984 (Inception) Through June 30, 2001
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	$—	$112,500	$1,760,000
Deferred financing costs	—	(11,250)	(208,500)
Net proceeds from issuance of common stock	689,264	—	2,819,348

Net cash provided by financing activities	689,264	101,250	4,370,848

NET (DECREASE) INCREASE IN CASH	150,443	(194,139)	156,501
CASH — beginning of period	6,058	217,017	—

CASH — end of period	$156,501	$22,878	$156,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001 and 2000

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Aethlon Medical, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001, which includes audited financial statements and footnotes as of and for the years ended March 31, 2001 and 2000.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Principles of Consolidation

    The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Hemex, Inc., Aethlon, Inc., Syngen Research, Inc., and Cell Activation, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

    For the three-month period ended June 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. Since the Company does not presently engage in activities covered by SFAS 133, there was no significant effect on the Company's June 30, 2001 financial statements.

    In July 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by a single method, the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142, is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment annually and written down only when impaired. Management has not determined whether the requirements of such pronouncements will have a significant impact on the Company's future financial statements.

Reclassifications

    Certain amounts in the June 30, 2000 financial statements have been reclassified to conform to their June 30, 2001 presentation.

NOTE 3. ACQUISITION OF CELL ACTIVATION, INC.

    On April 6, 2000, the Company completed the acquisition of Cell Activation, Inc. ("Cell"). The Company has accounted for the acquisition of Cell using the purchase method of accounting. As reported in the Company's Form 10-QSB for the quarter ended June 30, 2000, the acquisition of Cell was measured using 100% of the market price of the Company's restricted securities issued in the transaction. Subsequent to filing the aforementioned quarterly report, the Company received an independent valuation of its common stock. Based on such valuation, the total purchase price was reduced from approximately $1,200,000 to approximately $1,100,000 and the excess of such purchase price over the net tangible assets acquired has been re-allocated. As a result of such re-allocation, goodwill originally recorded in the transaction has been reduced by approximately $100,000 and patents/patents pending have been increased by approximately $60,000.

Impact on Prior Quarterly SEC Filings

    The Company's unaudited financial statements included in its previously filed Form 10-QSBs for the quarters ended on and after June 30, 2000 have not been restated for the matters discussed above because management does not believe the effects are material to the overall financial statements.

Impairment

    At March 31, 2001, management determined that goodwill recognized in the purchase of Cell was impaired due to the temporary suspension of the operations by Cell and, accordingly, recorded an impairment expense of approximately $900,000 during the fourth quarter of the year ended March 31, 2001.

NOTE 4. STOCK TRANSACTIONS

Subscription Agreement

    On March 9, 2001, the Company entered into an agreement with an investor whereby the Company agreed to sell 950,000 shares of its restricted common stock, with a minimum subscription of 800,000 shares at $1.00 per share to such investor on certain dates. The March 9, 2001 closing market price of the Company's common stock was $2.50 per share. During March 2001, the Company issued 100,000 shares of common stock in exchange for $100,000 in cash under such agreement. During the quarter ended June 30, 2001, the Company issued 730,804 shares of common stock to the investor in exchange for $730,804 in cash under this agreement. The Company incurred issuance costs to a related party of $41,540.

    The agreement also allows for additional purchases of restricted common stock at determined prices based on an agreed-upon time schedule. Subsequent to June 30, 2001, the agreement was amended to extend the duration of the purchase options. The amended agreement allows for the investor to purchase an additional 750,000 shares of restricted common stock at $1.50 per share on or before August 31, 2001. If the investor does so, the investor may purchase an additional 1,000,000 shares at $1.75 per share, of which 500,000 shares must be purchased by September 30, 2001, and the remainder must be purchased by October 30, 2001. In order to purchase the final increment of such stock, the investor must purchase the September 2001 shares.

Common stock, warrants and options issued for accounts payable and accrued liabilities

    During the year ended March 31, 2001, the Company authorized the issuance of certain equity instruments in exchange for services. Such equity instruments had not been issued and were included in accounts payable and accrued liabilities at March 31, 2001. During the quarter ended June 30, 2001, the Company considered such equity instruments "constructively issued." Accordingly, such equity instruments have been recorded in the Statement of Stockholders' Deficit and are no longer included in accounts payable and accrued liabilities.

NOTE 5. NOTES PAYABLE

    At August 10, 2001 outstanding 12% promissory notes in the aggregate principal amount of $1,315,000 from private placement offerings have reached their one-year maturity, and interest on such notes for periods after maturity is accruing at the annual rate of 15%.

NOTE 6. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced a loss of approximately $9.8 million for the period from January 31, 1984 (Inception) through June 30, 2001. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Such factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management is in discussions with potential investors to pursue additional capital infusions into the Company, which management believes are necessary until such time that revenues achieve profitability levels.

    The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and generate sufficient revenue and operating cash flow to meet its obligations on a timely basis.

NOTE 7. COMMITMENTS AND CONTINGENCIES

    The Company is obligated under various agreements to register shares of its common stock, including the common stock underlying certain convertible notes, warrants and options. The Company is subject to penalties for failure to register certain convertible notes, the amount of which could be material to the Company's financial condition, results of operations and cash flows. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission in December 2000 to register the necessary securities. However, such registration statement was never considered effective and management intends to withdraw the Form SB-2 and file a new registration statement on Form S-3. Management is currently unaware of any potential claims related to the lack of registration and plans to file a revised registration statement.

    The Company has agreed to issue an additional 70,586 shares of common stock to the holder of the convertible notes in exchange for a waiver of any penalties through October 15, 2001 by the investor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

    The Company is a development stage therapeutic company and we have not yet engaged in significant commercial activities. During the fiscal year 2002, we plan to continue our research and development activities related to our Hemopurifier™ platform technologis, with particular emphasis on the treatment of HIV and other infectious diseases, such as Hepatitis C.

    We recorded a consolidated net loss of $659,582 or $(0.19) per share and $626,443 or $(0.23) per share for the quarters ended June 30, 2001 and 2000, respectively.

    Consolidated operating expenses were $659,582 for the three months ended June 30, 2001, versus $647,105 for the comparable period in fiscal year 2000. This increase in operating expenses is attributable to increased professional fees and amortization, offset by lower interest and debt expense and reduced personnel expenses as a result of the consolidation of our facilities earlier this year.

    The professional fees incurred during the three months ended June 30, 2001 in the amount $231,238 versus $53,439 recorded in the comparable prior-year period reflect the increase in external consultants for financial, investor relations and scientific consulting services in order to complement our internal expertise.

    We continue to carefully align our capital needs with the funding received and are pursuing various funding alternatives to support our business plan going forward.

Liquidity and Capital Resources

    During the fiscal year ended March 31, 2001, we financed our research and development activities through the private placement of approximately $1,365,000 notes bearing interest at 12% per annum and a convertible note in the amount of $395,000 bearing interest at 8% per annum. As of August 10, 2001, $1,315,000 of the 12% notes matured, increasing the interest to 15% per annum and we are seeking other financing arrangements to retire these notes.

    During the fourth quarter of fiscal 2001, we entered into a Subscription Agreement with an investor under which up to $3,825,000 in restricted shares may be issued. As of June 30, 2001, we received gross proceeds of approximately $831,000 of which $731,000 were received during the three months ended June 30, 2001. The proceeds were used in part to fund operating expenses incurred during the quarter as well as to reduce existing related party liabilities. The Company incurred issuance costs to a related party of approximately $42,000.

    We expect to raise additional capital within the next twelve months to fund our research and development activities and anticipated operations.

    Our operations to date have consumed substantial capital without generating revenues, and we will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of our Hemopurifier products, and to market any of those products that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Our future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

    At the date of this report, we do not have plans to purchase significant amounts of equipment or hire significant numbers of employees prior to successfully raising additional capital.

FORWARD LOOKING STATEMENTS

    All statements, other than statements of historical fact, included in this Form 10-QSB are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("the Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Aethlon Medical, Inc. ("the Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation, completion of the Company's capital-raising activities, FDA approval of the Company's products, other regulations, patent protection of the Company's proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-QSB, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    At August 10, 2001, outstanding 12% promissory notes in the aggregate principal amount of $1,315,000 from private placement offerings have reached their one-year maturity and are past due. Interest on such notes for periods after maturity is accruing at the annual rate of 15%.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits—None

  (b)
  Reports on Form 8-K filed during the quarter ended June 30, 2001.

    Current Report on Form 8-K dated April 26, 2001 (filed with the SEC on May 1, 2001) regarding the change of accountants.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AETHLON MEDICAL, INC
Date: August 14, 2001	By:	/s/ JAMES A. JOYCE James A. Joyce Chairman, President and CEO
Date: August 14, 2001	By:	/s/ ROBERT S. STEFANOVICH Robert S. Stefanovich Chief Financial Officer

QuickLinks

PART I FINANCIAL INFORMATION ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AETHLON MEDICAL, INC. AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEETS June 30, 2001 and March 31, 2001
AETHLON MEDICAL, INC. AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended June 30, 2001 and 2000 and For the Period January 31, 1984 (Inception) Through June 30, 2001
AETHLON MEDICAL, INC. AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT For the Three Months Ended June 30, 2001
AETHLON MEDICAL, INC. AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended June 30, 2001 and 2000 and For the Period January 31, 1984 (Inception) Through June 30, 2001
AETHLON MEDICAL, INC. AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended June 30, 2001 and 2000 and For the Period January 31, 1984 (Inception) Through June 30, 2001
AETHLON MEDICAL, INC. AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001 and 2000
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES