Form 10QSB
period 2001-09-30
AETHLON MEDICAL INC
filed 2001-11-13
CIK 882291

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of common stock of the registrant outstanding as of September 30, 2001 was 3,738,997.

PART I.	FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets at September 30, 2001 (unaudited) and March 31, 2001	4
	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended September 30, 2001 and September 30, 2000 and for the period January 31, 1984 (Inception) through September 30, 2001	5
	Condensed Consolidated Statement of Stockholders' Deficit (unaudited) for the six months ended September 30, 2001	6
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended September 30, 2001 and September 30, 2000 and for the period January 31, 1984 (Inception) through September 30, 2001	7
	Notes to Condensed Consolidated Financial Statements	8
ITEM 2.	Management's Discussion and Analysis or Plan of Operation	11
PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings	13
ITEM 2.	Changes in Securities	13
ITEM 3.	Defaults Upon Senior Securities	13
ITEM 4.	Submission of Matters to a Vote of Security Holders	13
ITEM 5.	Other Information	13
ITEM 6.	Exhibits and Reports on Form 8-K	13
SIGNATURES		14

PART I

FINANCIAL INFORMATION

    ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2001 and March 31, 2001

	September 30, 2001 (Unaudited)	March 31, 2001
ASSETS
Current Assets
Cash	$865	$6,058
Accounts receivable	1,689	4,689
Prepaid expenses	13,091	20,025

	15,645	30,772
Furniture and Equipment, net	48,112	29,703
Deferred Financing Costs, net	194,516	323,232
Patents and Patents Pending, net	555,587	508,162
Employment Contract, net	285,628	390,741
Other Assets	1,330	1,330

	$1,100,818	$1,283,940

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,120,307	$1,123,165
Due to related parties	965,481	920,453
Notes payable, net of discount	1,365,000	1,311,313
Convertible note payable	25,000	—

	3,475,788	3,354,931
Convertible Notes Payable	395,000	395,000
Commitments and Contingencies
Stockholders' Deficit
Common stock, par value $0.001 per share; 25,000,000 shares authorized; 3,738,997 and 2,877,152 shares issued and outstanding at September 30, 2001 and March 31, 2001, respectively	3,739	2,877
Common stock subscribed	—	730,804
Additional paid-in capital	5,301,382	4,271,055
Stock options and warrants	2,478,372	2,429,566
Stock subscription receivable	—	(730,804)
Deficit accumulated during development stage	(10,553,463)	(9,169,489)

	(2,769,970)	(2,465,991)

	$1,100,818	$1,283,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2001 and 2000 and
For the period January 31, 1984 (Inception) Through September 30, 2001

    (Unaudited)

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Six Months Ended September 30, 2001	Six Months Ended September 30, 2000	January 31, 1984 (Inception) Through September 30, 2001
REVENUES
Grant income	$—	$—	$—	$—	$1,424,012
Subcontract income	—	—	—	—	73,746
Sale of research and development	—	—	—	—	35,810

	—	—	—	—	1,533,568
EXPENSES
Interest and other debt expenses	194,785	352,949	348,172	667,147	2,316,164
Professional fees	179,674	46,801	410,912	100,240	1,876,731
Personnel	145,828	184,654	264,205	345,706	4,269,745
Other amortization	33,780	2,043	109,199	4,086	277,313
Rent	17,720	32,206	38,342	61,328	630,634
Depreciation	5,465	3,788	12,395	7,833	163,519
Amortization of goodwill	—	43,721	—	84,907	99,692
Other expenses	49,590	47,934	103,199	89,954	1,523,298

	626,842	714,096	1,286,424	1,361,201	11,157,096
OTHER EXPENSE (INCOME)
Impairment of goodwill	—	—	—	—	897,227
Other charge	97,550	—	97,550	—	97,550
Other income	—	(1,158)	—	(22,479)	(58,764)
Interest income	—	—	—	—	(17,415)

	97,550	(1,158)	97,550	(22,479)	918,598

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(724,392)	(712,938)	(1,383,974)	(1,338,722)	(10,542,126)
PROVISION FOR INCOME TAXES	—	806	—	1,465	11,337

NET LOSS	$(724,392)	$(713,744)	$(1,383,974)	$(1,340,187)	$(10,553,463)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.20)	$(0.26)	$(0.39)	$(0.48)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,670,162	2,771,652	3,543,595	2,771,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCHOLDERS' DEFICIT
For the Six Months Ended September 30, 2001

    (Unaudited)

	Common Stock
			Additional Paid-in Capital	Stock Options and Warrants	Deficit Accumulated during Development Stage
	Shares	Amount				Total
BALANCE — March 31, 2001	2,877,152	$2,877	$4,271,055	$2,429,566	$(9,169,489)	$(2,465,991)
Common stock, warrants and options issued for accounts payable and accrued liabilities	21,750	22	135,353	48,000	—	183,375
Common stock issued for services at $2.65 per share	6,038	6	15,994	—	—	16,000
Common stock issued for cash at $1 per share, net of issuance costs of $41,540, paid to a related party	730,804	731	688,533	—	—	689,264
Common stock issued for services at $2.75 per share	10,000	10	27,490	—	—	27,500
Common Stock issued in connection with license agreement at $3.00 per share	6,000	6	17,994	—	—	18,000
Common stock issued to holder of convertible notes at $1.38 per share	70,586	70	97,480	—	—	97,550
Options issued to Directors for services	—	—	—	806	—	806
Common stock issued for cash at $1.50 per share, net of issuance costs of $2,500	16,667	17	22,483	—	—	22,500
Beneficial conversion feature of convertible notes payable	—	—	25,000	—	—	25,000
Net loss	—	—	—	—	(1,383,974)	(1,383,974)

BALANCE — September 30, 2001	3,738,997	$3,739	$5,301,382	$2,478,372	$(10,553,463)	$(2,769,970)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2001 and 2000 and
For the Period January 31, 1984 (Inception) Through September 30, 2001

    (Unaudited)

	Six Months Ended September 30, 2001	Six Months Ended September 30, 2000	January 31, 1984 (Inception) Through September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,383,974)	$(1,340,187)	$(10,553,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121,594	96,826	540,524
Gain on sale of furniture and equipment	—	—	(13,065)
Interest and debt expenses related to warrants	182,403	591,261	1,565,015
Common stock, warrants and options issued for services	227,681	8,373	1,364,994
Beneficial conversion feature of convertible notes payable	25,000	—	175,000
Common stock issued to holder of convertible note	97,550	—	97,550
Impairment of goodwill	—	—	897,227
Deferred compensation forgiven	—	—	217,223
Changes in operating assets and liabilities:
Accounts receivable	3,000	17,683	60,977
Prepaid expenses	6,934	18,566	(12,490)
Other assets	—	—	(1,330)
Accounts payable and accrued liabilities	(2,858)	110,187	609,540
Due to related parties	45,028	—	1,147,138

Net cash used in operating activities	(677,642)	(497,291)	(3,905,160)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	(30,804)	(3,085)	(208,186)
Acquisition of patents and patents pending	(33,511)	—	(290,390)
Proceeds from sale of furniture and equipment	—	4,000	17,065
Cash of acquired company	—	2,286	10,728

Net cash provided by (used in) investing activities	(64,315)	3,201	(470,783)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	$25,000	$312,500	$1,785,000
Deferred financing costs	—	(33,750)	(208,500)
Net proceeds from issuance of common stock	711,764	—	2,800,308

Net cash provided by financing activities	736,764	278,750	4,376,808

NET (DECREASE) INCREASE IN CASH	(5,193)	(215,340)	865
CASH — beginning of period	6,058	217,017	—

CASH — end of period	$865	$1,677	$865

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Aethlon Medical, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001, which includes audited financial statements and footnotes as of and for the years ended March 31, 2001 and 2000.

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

Recent Accounting Pronouncements

    Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. Since the Company does not presently engage in activities covered by SFAS 133, there was no significant effect on the Company's September 30, 2001 financial statements.

    In July 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by a single method, the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment annually and written down only when impaired. Management has not determined whether the requirements of such pronouncements will have a significant impact on the Company's future financial statements.

Reclassifications

    Certain amounts in the September 30, 2000 financial statements have been reclassified to conform to their September 30, 2001 presentation.

NOTE 3. NOTES PAYABLE

    As of September 30, 2001, all outstanding 12% promissory notes in the aggregate principal amount of $1,365,000 from private placement offerings have reached their one-year maturity, and interest on such notes for periods after maturity is accruing at the annual rate of 15%. The Company is seeking other financing arrangements to retire these notes.

NOTE 4. CONVERTIBLE NOTES PAYABLE

    In September 2001, the Company issued a convertible note payable ("Convertible Note") in the amount of $25,000 to an investor, bearing interest at 10% per annum, with principal and accrued interest due April 2002. The Convertible Note requires no payment of principal or interest during the term and may be converted to common stock of the Company at the conversion price per share of $1.25 at any time at the option of the holder. The value of the beneficial conversion feature for this Convertible Note was estimated to be approximately $25,000 and was expensed as interest.

NOTE 5. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced a loss of approximately $10.6 million for the period from January 31, 1984 (Inception) through September 30, 2001. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Such factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management is in discussions with potential investors to pursue additional capital infusions into the Company, which management believes are necessary until such time that revenues materialize and profitability levels are achieved.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

    The Company is obligated under various agreements to register shares of its common stock, including the common stock underlying certain convertible notes, warrants and options. The Company is subject to penalties for failure to register certain convertible notes, the amount of which could be material to the Company's financial condition, results of operations and cash flows. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission in December 2000 to register the necessary securities. However, such registration statement was never considered effective and management intends to withdraw the Form SB-2 and file a new registration statement on Form S-3. Management is currently unaware of other potential claims (see below) related to the lack of registration and plans to file a revised registration statement.

    During the quarter ended September 30, 2001, the Company issued 70,586 shares of common stock to the holder of the $395,000 convertible notes in exchange for a waiver of any penalties through October 15, 2001. Additional shares of common stock may be issued in exchange for an extension of this waiver of penalties by the investor through the date the registration statement on Form S-3 is filed and has become effective. The Company has recorded an expense of $97,550 in connection with such stock issuance.

NOTE 7. SUBSEQUENT EVENTS

    In October 2001, the Company issued additional convertible notes payable ("Convertible Notes") totaling $70,000 to certain investors, under the same terms described in Note 4. Principal and accrued interest on these Convertible Notes become due April 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

    Aethlon Medical is a development stage therapeutic company and we have not yet engaged in significant commercial activities. We are developing new treatments for the removal of targeted viruses and other intoxicants from the blood based on our proprietary Hemopurifier™ platform technology. Our lead product candidates, AEMD-45 and AEMD-61, are HIV-Hemopurifiers™, designed to fill the urgent need for new HIV/AIDS treatments that are effective in reducing viral load, have fewer side effects, decrease treatment resistance, and protect immune functions.

    During the quarter ended September 30, 2001 we completed pre-clinical studies demonstrating a 55% removal of HIV from whole human blood in three hours and an 85-100% removal of HIV during the equivalent of one overnight treatment.

    Consolidated operating expenses for the quarter ended September 30, 2001 totaled $626,842 compared to $714,096 in the prior-year quarter, representing a decrease of $87,254 or 12.2%. This decrease is a result of lower interest and debt expense, personnel expenses and rent, partially offset by increased professional fees to complement our internal expertise.

    We recorded a consolidated net loss of $724,392, or $(0.20) per share and $713,744, or $(0.26) per share during the second quarter of fiscal year 2002 and 2001, respectively. Net income for the quarter was negatively impacted by a non-cash charge of $97,550 related to the issuance of 70,586 shares of common stock to the holder of certain convertible notes. We issued these shares in exchange for a waiver of penalties resulting from the delay in registering the underlying common stock. We expect to file a registration statement on Form S-3 during the third quarter of fiscal year 2002 and anticipate additional penalty charges through the date the registration statement is filed and has become effective.

    Consolidated operating expenses were $1,286,424 for the six months ended September 30, 2001, versus $1,361,201 for the comparable period in fiscal year 2001. This decrease in operating expenses of $74,777 or 5.5% is largely attributable to the decrease in interest and debt expense during the first half of fiscal year 2001. Increased professional fees were partially offset by lower personnel expenses and rent as a result of the consolidation of our facilities earlier this year.

    We recorded a consolidated net loss of $1,383,974, or $(0.39) per share and $1,340,187, or $(0.48) per share for the six months ended September 30, 2001 and 2000, respectively.

    During the fiscal year 2002, we plan to continue our research and development activities related to our Hemopurifier™ platform technologies, with particular emphasis on the advancement of our lead product candidates, AEMD-45 and AEMD-61, and the treatment of other infectious diseases, such as Hepatitis C.

    We continue to carefully align our capital needs with the funding received and are pursuing various funding alternatives to support our business plan going forward.

Liquidity and Capital Resources

    During the fiscal year ended March 31, 2001, we financed our research and development activities through the private placement of approximately $1,365,000 notes bearing interest at 12% per annum and convertible notes in the amount of $395,000 bearing interest at 8% per annum. As of September 30, 2001, all of the 12% notes matured, increasing the interest to 15% per annum and we are seeking other financing arrangements to retire these notes.

    During the fourth quarter of fiscal year 2001, we entered into a Subscription Agreement under which we received gross proceeds of approximately $856,000, of which $756,000 were received during the first half of fiscal year 2002. We incurred issuance costs of approximately $44,000. The proceeds were used in part to fund operating expenses as well as to reduce existing accounts payable and related party liabilities.

    In September and October 2001, we issued convertible notes totaling $95,000 bearing interest at 10% per annum, to cover short-term capital needs.

    We expect to raise additional capital within the next nine months to fund our research and development activities and anticipated operations.

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

FORWARD LOOKING STATEMENTS

    All statements, other than statements of historical fact, included in this Form 10-QSB are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("the Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Aethlon Medical, Inc. ("the Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation, completion of the Company's capital-raising activities, FDA approval of the Company's products, other regulations, patent protection of the Company's proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in the Company's other filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-QSB, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    As of September 30, 2001, outstanding 12% promissory notes in the aggregate principal amount of $1,365,000 from private placement offerings have reached their one-year maturity and are past due. Interest on such notes for periods after maturity is accruing at the annual rate of 15%.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits—None

    (b) Reports on Form 8-K filed during the quarter ended September 30, 2001—None

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AETHLON MEDICAL, INC
Date: November 13, 2001	By:	/s/ JAMES A. JOYCE James A. Joyce Chairman, President and CEO
Date: November 13, 2001	By:	/s/ ROBERT S. STEFANOVICH Robert S. Stefanovich Chief Financial Officer

QuickLinks

PART I FINANCIAL INFORMATION
AETHLON MEDICAL, INC. AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2001 and March 31, 2001
AETHLON MEDICAL, INC. AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three and Six Months Ended September 30, 2001 and 2000 and For the period January 31, 1984 (Inception) Through September 30, 2001
AETHLON MEDICAL, INC. AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF STOCHOLDERS' DEFICIT For the Six Months Ended September 30, 2001
AETHLON MEDICAL, INC. AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended September 30, 2001 and 2000 and For the Period January 31, 1984 (Inception) Through September 30, 2001
AETHLON MEDICAL, INC. AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2001
PART II OTHER INFORMATION
SIGNATURES