Form 10QSB
period 2001-12-31
AETHLON MEDICAL INC
filed 2002-02-14
CIK 882291

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

or

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
(858)456-5777 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        The number of shares of common stock of the registrant outstanding as of December 31, 2001 was 3,790,987.

PART I.	FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets at December 31, 2001 (unaudited) and March 31, 2001	4
	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended December 31, 2001 and December 31, 2000 and for the period January 31, 1984 (Inception) through December 31, 2001	5
	Condensed Consolidated Statement of Stockholders' Deficit (unaudited) for the nine months ended December 31, 2001	6
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 31, 2001 and December 31, 2000 and for the period January 31, 1984 (Inception) through December 31, 2001	7
	Notes to Condensed Consolidated Financial Statements	8
ITEM 2.	Management's Discussion and Analysis or Plan of Operation	12
PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings	14
ITEM 2.	Changes in Securities	14
ITEM 3.	Defaults Upon Senior Securities	14
ITEM 4.	Submission of Matters to a Vote of Security Holders	14
ITEM 5.	Other Information	14
ITEM 6.	Exhibits and Reports on Form 8-K	14
SIGNATURES		15

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2001 and March 31, 2001

	December 31, 2001	March 31, 2001
	(Unaudited)
ASSETS
Current Assets
Cash	$1,852	$6,058
Accounts receivable	—	4,689
Prepaid expenses	13,091	20,025

	14,943	30,772
Furniture and Equipment, net	42,646	29,703
Deferred Financing Costs, net	149,628	323,232
Patents and Patents Pending, net	560,504	508,162
Employment Contract, net	253,892	390,741
Other Assets	1,330	1,330

	$1,022,943	$1,283,940

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,250,878	$1,123,165
Due to related parties	1,072,622	920,453
Notes payable, net of discount	1,365,000	1,311,313
Convertible note payable	113,000	—

	3,801,500	3,354,931
Convertible Notes Payable	375,000	395,000
Commitments and Contingencies
Stockholders' Deficit
Common stock, par value $0.001 per share; 25,000,000 shares authorized; 3,790,987 and 2,877,152 shares issued and outstanding at December 31, 2001 and March 31, 2001, respectively	3,791	2,877
Common stock subscribed	—	730,804
Additional paid-in capital	5,527,248	4,271,055
Stock options and warrants	2,484,768	2,429,566
Stock subscription receivable	—	(730,804)
Deficit accumulated during development stage	(11,169,364)	(9,169,489)

	(3,153,557)	(2,465,991)

	$1,022,943	$1,283,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2001 and 2000 and
For the Period January 31, 1984 (Inception) Through December 31, 2001
(Unaudited)

	Three Months Ended December 31, 2001	Three Months Ended December 31, 2000	Nine Months Ended December 31, 2001	Nine Months Ended December 31, 2000	January 31, 1984 (Inception) Through December 31, 2001
REVENUES
Grant income	$—	$—	$—	$—	$1,424,012
Subcontract income	—	—	—	—	73,746
Sale of research and development	—	—	—	—	35,810

	—	—	—	—	1,533,568
EXPENSES
Professional fees	176,539	112,883	587,451	213,123	2,053,270
Personnel	147,594	179,774	411,799	525,480	4,417,339
Other amortization	33,779	2,043	142,978	6,129	311,092
Rent	14,502	40,139	52,844	101,467	645,136
Depreciation	5,465	4,092	17,860	11,925	168,984
Amortization of goodwill	—	42,454	—	127,361	99,692
Other expenses	26,574	49,997	125,052	139,951	1,545,151

	404,453	431,382	1,337,984	1,125,436	9,240,664
OTHER EXPENSE (INCOME)
Interest and other debt expenses	216,169	508,101	564,341	1,175,248	2,532,333
Impairment of goodwill	—	—	—	—	897,227
Other charge	—	—	97,550	—	97,550
Other income	—	(500)	—	(22,979)	(58,764)
Interest income	—	—	—	—	(17,415)

	216,169	507,601	661,891	1,152,269	3,450,931

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(620,622)	(938,983)	(1,999,875)	(2,277,705)	(11,158,027)
PROVISION FOR INCOME TAXES	—	2,675	—	4,140	11,337

NET LOSS	$(620,622)	$(941,658)	$(1,999,875)	$(2,281,845)	$(11,169,364)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.17)	$(0.34)	$(0.55)	$(0.82)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,756,327	2,771,652	3,614,506	2,771,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Nine Months Ended December 31, 2001
(Unaudited)

					Deficit Accumulated during Development Stage
	Common Stock
			Additional Paid-in Capital	Stock Options and Warrants
	Shares	Amount				Total
BALANCE—March 31, 2001	2,877,152	$2,877	$4,271,055	$2,429,566	$(9,169,489)	$(2,465,991)
Common stock, warrants and options issued for accounts payable and accrued liabilities	21,750	22	135,353	48,000	—	183,375
Common stock issued for services at $2.65 per share	6,038	6	15,994	—	—	16,000
Common stock issued for cash at $1 per share, net of issuance costs of $41,540, paid to a related party	730,804	731	688,533	—	—	689,264
Common stock issued for services at $2.75 per share	10,000	10	27,490	—	—	27,500
Common Stock issued in connection with license agreement at $3.00 per share	6,000	6	17,994	—	—	18,000
Common stock issued to holder of convertible notes at $1.38 per share	70,586	70	97,480	—	—	97,550
Options issued to Directors for services	—	—	—	7,202	—	7,202
Common stock issued for cash at $1.50 per share, net of issuance costs of $2,500	16,667	17	22,483	—	—	22,500
Beneficial conversion feature of convertible notes payable	—	—	128,000	—	—	128,000
Common stock issued for conversion of convertible notes and accrued interest	22,339	22	36,646	—	—	36,668
Common stock issued for services at $2.72 per share	9,651	10	26,240	—	—	26,250
Common stock issued for services at $3.00 per share	20,000	20	59,980	—	—	60,000
Net loss	—	—	—	—	(1,999,875)	(1,999,875)

BALANCE—December 31, 2001	3,790,987	$3,791	$5,527,248	$2,484,768	$(11,169,364)	$(3,153,557)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2001 and 2000 and
For the Period January 31, 1984 (Inception) Through December 31, 2001
(Unaudited)

	Nine Months Ended December 31, 2001	Nine Months Ended December 31, 2000	January 31, 1984 (Inception) Through December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,999,875)	$(2,281,845)	$(11,169,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160,839	145,415	579,769
Gain on sale of furniture and equipment	—	—	(13,065)
Interest and debt expenses related to warrants	227,291	1,048,359	1,609,903
Common stock, warrants and options issued for services	136,952	8,373	1,274,265
Beneficial conversion feature of convertible notes payable	128,000	—	278,000
Common stock issued to holder of convertible note	97,550	—	97,550
Interest converted into common stock	1,668	—	1,668
Impairment of goodwill	—	—	897,227
Changes in operating assets and liabilities:
Accounts receivable	4,689	45,252	—
Prepaid expenses	6,934	18,981	(13,091)
Other assets	—	—	(1,330)
Accounts payable and accrued liabilities	311,088	206,512	1,385,633
Due to related parties	152,169	—	1,072,622

Net cash used in operating activities	(772,695)	(808,953)	(4,000,213)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	(30,804)	(6,478)	(208,186)
Acquisition of patents and patents pending	(40,471)	—	(297,350)
Proceeds from sale of furniture and equipment	—	4,000	17,065
Cash of acquired company	—	2,286	10,728

Net cash used in investing activities	(71,275)	(192)	(477,743)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable	128,000	687,500	1,888,000
Deferred financing costs	—	(93,750)	(208,500)
Proceeds from issuance of common stock, net of issuance costs of approximately $44,000	711,764	—	2,800,308

Net cash provided by financing activities	839,764	593,750	4,479,808

NET (DECREASE) INCREASE IN CASH	(4,206)	(215,395)	1,852
CASH—beginning of period	6,058	217,017	—

CASH—end of period	$1,852	$1,622	$1,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Aethlon Medical, Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001, which includes audited financial statements and footnotes as of and for the years ended March 31, 2001 and 2000.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Principles of Consolidation

        The condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly owned subsidiaries, Hemex, Inc., Aethlon, Inc., Syngen Research, Inc., and Cell Activation, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

        Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. Since the Company does not presently engage in activities covered by SFAS 133, there was no significant effect on the Company's December 31, 2001 condensed consolidated financial statements.

        In July 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment annually and written down only when impaired. Management has not determined whether the requirements of such pronouncements will have a significant impact on the Company's future financial statements.

        Additionally, the Financial Accounting Standards Board has recently issued Statements No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinuted operation. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management has not yet determined the effect the requirements of such pronouncements will have on the Company's future financial statements.

Reclassifications

        Certain amounts in the December 31, 2000 financial statements have been reclassified to conform to their December 31, 2001 presentation.

NOTE 3. NOTES PAYABLE

        As of December 31, 2001, all outstanding 12% promissory notes in the aggregate principal amount of $1,365,000 from private placement offerings have reached their one-year maturity, and interest on such notes for periods after maturity is accruing at the annual rate of 15%. The Company is seeking other financing arrangements to retire these notes.

        Subsequent to the quarter ended December 31, 2001, the board of directors of the Company authorized the grant of warrants to purchase up to a total of 341,250 shares of common stock to the holders of the promissory notes on a pro-rata basis, such that each noteholder shall receive one warrant for each two warrants issued through their original subscription agreement. The warrants shall be issued as consideration to each noteholder in exchange for providing the Company an additional 90-days to become compliant with all past due interest payments which approximate $102,000 at February 14, 2002. The warrants shall have an exercise price of $2.00 per share, shall vest immediately, and shall expire twelve months from the date of issuance. As of February 14, 2002, these warrants have not been issued.

NOTE 4. CONVERTIBLE NOTES PAYABLE

        During the quarter ended December 31, 2001, the Company issued convertible notes payable ("10% Convertible Notes") in the amount of $103,000 to investors, bearing interest at 10% per annum, with principal and accrued interest due six months from the date of issuance. The 10% Convertible Notes require no payment of principal or interest during the term and may be converted to common stock of the Company at the conversion price per share of $1.25 at any time at the option of the holder. The value of the beneficial conversion feature for this Convertible Note was estimated to be approximately $103,000 and was expensed as interest.

        During the quarter ended December 31, 2001, 10% Convertible Notes in the aggregate amount of $15,000 and accrued interest of $64 were converted into 12,051 shares of common stock.

        On November 1, 2000 and February 14, 2001, the Company issued convertible notes payable ("8% Convertible Notes") totaling $375,000 and $20,000, respectively, bearing interest at 8% per annum, with principal due two years from the date of issuance. The 8% Convertible Notes require no payment of principal during the term of the note and interest is due on a quarterly basis. Principal and accrued interest may be converted to common stock of the Company at any time at the option of the holder. The number of common shares issuable upon conversion is equal to the total principal and unpaid interest on the 8% Convertible Notes as of the date of conversion, divided by the conversion price. See Note 7 for additional information on the 8% Convertible Notes.

        During the quarter ended December 31, 2001, 8% Convertible Notes in the aggregate amount of $20,000 and accrued interest of $1,604 were converted into 10,288 shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

        Certain officers of the Company and other related parties have advanced the Company funds, agreed to defer compensation or paid expenses on behalf of the Company to cover short-term working capital deficiencies. These non interest-bearing liabilities have been included as due to related parties in the accompanying condensed consolidated financial statements.

NOTE 6. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

        The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced a net loss of approximately $11.2 million for the period from January 31, 1984 (Inception) through December 31, 2001. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Such factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management is in discussions with potential investors to pursue additional capital infusions into the Company, which management believes are necessary until such time as revenues materialize and profitability levels are achieved.

        The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and generate sufficient revenue and operating cash flow to meet its obligations on a timely basis. There can be no assurance that funds raised, if any, will be on terms which are favorable to the Company or such funds would be sufficient for the Company's working capital requirements.

NOTE 7. COMMITMENTS AND CONTINGENCIES

        The Company is obligated under various agreements to register shares of its common stock, including the common stock underlying certain convertible notes, warrants and options. The Company is subject to penalties for failure to register certain convertible notes, the amount of which could be material to the Company's financial condition, results of operations and cash flows. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission in December 2000 to register the necessary securities. However, such registration statement was never considered effective and management intends to withdraw the Form SB-2 and file a new registration statement on Form S-3. Management is currently unaware of other potential claims related to the lack of registration.

        During the quarter ended September 30, 2001, the Company issued 70,586 shares of common stock to the holder of the $395,000 8% Convertible Notes in exchange for a waiver of any penalties for failure to register securities required under the notes through October 15, 2001. During the quarter ended December 31, 2001, the Company reduced the exercise price of 119,048 warrants issued in conjunction with the $395,000 8% Convertible Note in exchange for an extension of this waiver through

January 31, 2002. The exercise price of the warrants was reduced from $3.575 per share to $2.50 per share. Such exercise price reduction resulted in variable option accounting which was not material to the financial statements for the quarter ended December 31, 2001. The Company may incur additional charges in exchange for further extensions of this waiver of penalties through the date the registration statement on Form S-3 is filed and has become effective.

NOTE 8. SUBSEQUENT EVENTS

        In January 2002, the Company entered into a consulting agreement under which the consultant was granted an option to purchase up to 400,000 shares of common stock of the Company at the exercise price of $0.50 per share, expiring in April 2002. As of February 12, 2002, the consultant exercised all options. Such options were valued at approximately $562,000, using the Black-Scholes option pricing model.

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

        We completed pre-clinical studies for AEMD-45 during the first half of fiscal year 2002, demonstrating a 55% removal of HIV from whole human blood in three hours and an 85-100% removal of HIV during the equivalent of one overnight treatment.

        Consolidated operating expenses for the quarter ended December 31, 2001 totaled $404,453 compared to $431,382 in the prior-year quarter, representing a decrease of $26,929 or 6.2%.

        We recorded a consolidated net loss of $620,622, or $(0.17) per share and $941,658, or $(0.34) per share during the third quarter of fiscal year 2002 and 2001, respectively. Certain warrants were repriced during the quarter ended December 31, 2001, resulting in variable option accounting. Although this did not materially affect the reported results, future periods may be affected by this accounting treatment.

        Consolidated operating expenses were $1,337,984 for the nine months ended December 31, 2001, versus $1,125,446 for the comparable period in fiscal year 2001. This increase in operating expenses of $212,538 or 18.9% is largely attributable to increased professional fees which were partially offset by lower personnel expenses and rent as a result of the consolidation of our facilities earlier in 2001.

        We recorded a consolidated net loss of $1,999,875, or $(0.55) per share and $2,281,845, or $(0.82) per share for the nine months ended December 31, 2001 and 2000, respectively. The decrease in net loss is attributable to the decrease in interest and debt expense during the nine months ended December 31, 2001 which was only partially offset by increased operating expenses.

        We plan to continue our research and development activities related to our Hemopurifier™ platform technologies, with particular emphasis on the advancement of our lead product candidates, AEMD-45 and AEMD-61, and the treatment of other infectious diseases, such as Hepatitis C.

        We continue to carefully align our capital needs with the funding received and are pursuing various funding alternatives, including partnerships or alliances, to support our business plan going forward.

Liquidity and Capital Resources

        During the fiscal year ended March 31 2001, we financed our research and development activities through the private placement of approximately $1,365,000 notes bearing interest at 12% per annum and convertible notes in the amount of $395,000 bearing interest at 8% per annum. As of September 30, 2001, all of the 12% notes matured, increasing the interest to 15% per annum and we are seeking other financing arrangements to retire these notes.

        During the fourth quarter of fiscal year 2001, we entered into a Subscription Agreement under which we received gross proceeds of approximately $856,000, of which $712,000, net of $44,000 in issuance costs, were received during the first half of fiscal year 2002. The proceeds were used in part to fund operating expenses as well as to reduce existing accounts payable and related party liabilities.

        During September through December 2001, we issued convertible notes totaling $128,000 bearing interest at 10% per annum, with principal and interest becoming due six months after issuance, to cover short-term capital needs.

        Additional funds in the aggregate amount of $200,000 were generated in January and February 2002, through the exercise of an option to purchase common stock of the Company by a consultant.

        We expect to raise additional capital within the next six months to fund our research and development activities and anticipated operations.

        Our operations to date have consumed substantial capital without generating revenues, and we will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of our Hemopurifier™ products, and to market any of those products that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Our future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

        Management does not believe that inflation has had or is likely to have any material impact on the Company's limited operations.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        As of December 31, 2001, outstanding 12% promissory notes in the aggregate principal amount of $1,365,000 from private placement offerings have reached their one-year maturity and are past due. Interest on such notes for periods after maturity is accruing at the annual rate of 15%. As of February 14, 2002, interest on the 12% promissory notes in the aggregate amount of $101,900 is past due. The board has authorized the issuance of additional warrants to the noteholders in exchange for a forbearance agreement (see Note 3). As of February 14, 2002, these warrants have not been issued.

        The Company has not registered the shares underlying the 8% convertible notes and related warrants as of February 14, 2002 (see Notes 4 and 7). In addition, interest on the 8% convertible notes outstanding as of February 14, 2002, in the aggregate amount of $33,400 is past due.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits—None

  (b)
  Reports on Form 8-K filed during the quarter ended December 31, 2001—None

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AETHLON MEDICAL, INC

Date: February 14, 2002	By:	/s/ JAMES A. JOYCE James A. Joyce Chairman, President and CEO

Date: February 14, 2002	By:	/s/ ROBERT S. STEFANOVICH Robert S. Stefanovich Chief Financial Officer (Principal Accounting Officer)

QuickLinks

PART I FINANCIAL INFORMATION
  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AETHLON MEDICAL, INC. AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEETS December 31, 2001 and March 31, 2001
AETHLON MEDICAL, INC. AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three and Nine Months Ended December 31, 2001 and 2000 and For the Period January 31, 1984 (Inception) Through December 31, 2001 (Unaudited)
AETHLON MEDICAL, INC. AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT For the Nine Months Ended December 31, 2001 (Unaudited)
AETHLON MEDICAL, INC. AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended December 31, 2001 and 2000 and For the Period January 31, 1984 (Inception) Through December 31, 2001 (Unaudited)
AETHLON MEDICAL, INC. AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES