Form 10KSB
period 2002-03-31
AETHLON MEDICAL INC
filed 2002-07-16
CIK 882291

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2002

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission file number 0-21846

AETHLON MEDICAL, INC.
(Name of Small Business issuer in its charter)

Nevada	13-3632859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7825 Fay Avenue, Suite 200, La Jolla, California	92037
(Address of principal executive office)	(Zip Code)

Issuer's telephone number (858) 456-5777

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock—$.001 Par Value
(Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Revenues of the registrant for the fiscal year ended March 31, 2002 were $0.

        The aggregate market value of the Common Stock held by non-affiliates was approximately $3,146,316 based upon the closing price of the Common Stock, as reported by the NASDAQ Over-the-Counter Bulletin Board ("OTCBB") on June 30, 2002.

        The number of shares of the Common Stock of the registrant outstanding as of June 30, 2002 was 5,360,821.

        Transitional Small Business Disclosure Format (check one):

        Yes ☐        No ☒

PART I

        All statements, other than statements of historical fact, included in this Form 10-KSB are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Aethlon Medical, Inc. (the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation, FDA and other regulatory approval of the Company's products, patent protection on the Company's proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-KSB, and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

ITEM 1. BUSINESS

General

        Aethlon Medical, Inc. ("Aethlon Medical" or the "Company"), formerly Bishop Equities, Inc. ("Bishop"), was incorporated in Nevada in April 1991 to provide a public vehicle for participation in a business transaction through a merger with or acquisition of a private company. In March 1993, the Company successfully offered its common stock at $6.00 per share through an initial public offering. In March 1999, Bishop began doing business as "Aethlon Medical, Inc." In March 2000, the Company's Articles of Incorporation were amended to formally change the name of the Company from "Bishop Equities, Inc." to "Aethlon Medical, Inc."

Business Development/Acquisitions

        On March 10, 1999, (1) Aethlon, Inc., a California corporation ("Aethlon"), (2) Hemex, Inc., a Delaware corporation ("Hemex"), the accounting predecessor to the Company, and (3) Bishop, a publicly traded "shell" company, completed an Agreement and Plan of Reorganization (the "Plan") structured to result in Bishop's acquisition of all of the outstanding common shares of Aethlon and Hemex (the "Reorganization"). The Reorganization was intended to qualify as a tax-free transaction under Section 368 (a)(1)(B) of the 1986 Internal Revenue Code, as amended. Under the Plan's terms, Bishop issued 733,500 and 1,350,000 shares of its common stock to the common stock shareholders of Aethlon and Hemex, respectively, such that Bishop then owned 100% of each company.

        Effective January 1, 2000, the Company entered into an agreement under which an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemopurifier™ technology were assigned to the Company. This invention further expands our HIV/AIDS treatment portfolio and our follow-on HIV/AIDS product candidate, the HIV-Hemopurifier™, AEMD-61 and is based in part on this invention and related patent rights. In addition to certain royalty payments equal to 8.75% of net sales of the patented product, the consideration for the acquired rights included the issuance of 25,000 shares of the Company's common stock to the inventors, 12,500 shares of which have been issued and 12,500 will be issued if and when the patent is granted.

        On January 10, 2000, the Company acquired all the outstanding common stock of Syngen Research, Inc. ("Syngen") in exchange for 65,000 shares of the Company's common stock in order to employ Dr. Richard Tullis, the founder of Syngen. Dr. Tullis is a nationally recognized research scientist in the area of DNA synthesis and antisense. Syngen had no significant assets, liabilities, or operations, and primarily served as the conduit for Dr. Tullis to perform research consulting services. As such, the acquisition has been accounted for as an acquisition of assets in the form of the employment contract with Dr. Tullis and not as a business combination. Dr. Tullis was appointed to the Board of Directors of Aethlon Medical and was elected its Vice President for Business Development. Effective June 1, 2001, Dr. Tullis was appointed Chief Scientific Officer of Aethlon Medical, replacing Dr. Clara Ambrus, who retired from this position.

        On April 6, 2000, the Company completed the acquisition of Cell Activation, Inc. ("Cell"). In accordance with the purchase agreement, the Company issued 99,152 shares of restricted common stock and issued 50,148 options to purchase common stock in exchange for all of the outstanding common shares and options to purchase common stock of Cell. After the transaction, Cell became a wholly-owned subsidiary of the Company. The acquisition was accounted for as a purchase. At March 31, 2001, management determined that goodwill recognized in the purchase of Cell was impaired due to the temporary suspension of the operations by Cell, and, accordingly, treated the related goodwill as fully impaired.

Business of Issuer

        Aethlon Medical is a development stage therapeutic device company focused on expanding the applications of its Hemopurifier platform technology, which is designed to rapidly reduce the presence of viruses and other intoxicants in the blood. Aethlon Medical's core focus is on the development of therapeutic devices that treat HIV/AIDS, Hepatitis-C, and other infectious diseases.

        The Hemopurifier™ Device.    The Hemopurifier device is a hollow-fiber cartridge containing an immobilized antidote for removing toxic material from the blood. The device is used in extracorporeal circulation systems that are similar to those used in hemodialysis or apheresis systems.

        The Hemopurifier device is a long cylindrical cartridge containing a bundle of approximately 10,000 hollow fibers and an antidote or attractor compound. The antidote, which is present in a proprietary form within the fibers, has a strong and specific affinity to remove a targeted toxin from the blood. When the patient's blood flows through the lumen of each of the fibers, molecules of a certain size can travel through the pores of the fiber membrane and come in contact with the attractor compound. The toxic material is captured by the compound, and other molecules return through the same pores to the lumen. The cartridge is based on a standard dialysis cartridge with minor modifications.

The clinical advantages offered by the Hemopurifier device over present treatments are expected to be as follows:

  •
  Material may be selectively removed without side effects, since no substance enters the body. Toxicity is eliminated because the antidote is immobilized in the device rather than injected into the patient.

  •
  Antidotes of greater strength and effectiveness which were previously used sparingly because of their toxicity, may be used in this device with much less concern about the side effects that would occur if the same substance were in the bloodstream.

  •
  The device is highly efficient. The structure of the Hemopurifier device provides a large surface area for immobilization of a relatively large quantity of antidote, allowing exposure to a large volume of blood in a short period of time.

  •
  The device is safe:

  –
  In a closed system, the amount of blood retained by the Hemopurifier device is small. No replacement fluid is needed, and no blood transfusions are required. As a result, the risks of volume expansion, blood pressure changes, infections and blood incompatibility (inherent in blood transfusions) are eliminated.

    –
    Only the targeted toxic materials are removed, with substantially all other blood components remaining in the circulation.

  •
  The device uses well-established extracorporeal applications, especially hemodialysis, as well as apheresis or other types of transfusion procedures. These methods are widely used and available in hospitals and clinics.

        We believe that the Hemopurifier device represents a significant advancement in the potential treatment of certain conditions ranging from chronic and life-threatening illnesses to acute poisoning. Because the immobilized antidote in the Hemopurifier device binds the toxic material, thus extracting it safely from the blood, harmful agents in the blood can be removed efficiently and without side effects, reducing treatment times. The potential results of these advantages are improved patient management and cost reduction for health care providers.

        Clinical testing of the Hemopurifier will require approval by the Food and Drug Administration ("FDA"). We intend to initiate the FDA approval process for our lead product candidate, the HIV-Hemopurifier AEMD-45 within fiscal year 2003. We cannot predict how long it will take to obtain FDA approval or if FDA approval will be obtained.

The Infectious Disease Market

        Aethlon Medical's focus is the development of new treatments that address the infectious disease marketplace. The Company's first product candidates target two significant global issues, the treatment of HIV/AIDS, and Hepatitis-C (HCV), the most common blood-borne disease in the United States. Currently, there are no effective long-term treatments for either of these viral diseases. Prescribed drugs often have severe side effects and both HIV and HCV mutate frequently, a factor that results in resistance to currently available drug treatments.

The HIV/AIDS Market Opportunity

        According to industry analysts, the size of the HIV market is expected to triple by 2007, with sales of antiretroviral drugs increasing from $5 billion in 2000 to over $13 billion by 2007.

        In the absence of therapeutic intervention, the vast majority of individuals infected with HIV ultimately develop AIDS, which has a mortality rate approaching 100%. Since AIDS was discovered in 1981, there have been few breakthroughs in the effort to cure this progressive and fatal disease. According to the World Health Organization, 57 million people have become infected with the AIDS virus and more than 21 million people have died since the epidemic began. In the year 2000, there were three million AIDS related deaths. 5.3 million of the 36 million infected with HIV in 2000 were new cases.

The Hepatitis-C (HCV) Market Opportunity

        According to the Centers for Disease Control (CDC), over 200 million people worldwide are infected with the Hepatitis-C virus (HCV). HCV has become the most common, chronic, blood-borne disease in the United States with nearly four million people infected. Chronic and progressive Hepatitis C, which represents 80-90% of all cases, has significant morbidity and mortality rates, and is a leading cause of cirrhosis, end-stage liver disease, and liver cancer. End-stage liver disease caused by HCV is now the most common indication for liver transplantation in this country. It is estimated that 60% of those infected with HCV are resistant to available treatments and much like HIV, HCV is known to mutate frequently.

The Aethlon Medical Product Pipeline

        Aethlon Medical is developing a family of therapeutic devices that are effective in clearing targeted viruses and other intoxicants from the blood. These Hemopurifier treatment applications are segmented into the three categories highlighted below:

Lead Product Candidates

The Company's lead product candidates are based on the following proprietary HIV-Hemopurifier™ treatments:

  •
  AEMD-45: A patented antibody treatment cartridge; and

  •
  AEMD-61: A patent pending antibody/antisense DNA treatment cartridge.

The Company's business plan is to target its HIV-Hemopurifiers as important conjunctive therapies to enhance and extend the performance of established pharmaceutical treatment regimens and as a "Salvage Therapy" for the growing population of HIV-infected, who as a result of resistance to available AIDS drugs, are left without treatment options. The Company also plans to position AEMD-45 and AEMD-61 as first-line therapies for those waiting to initiate treatment with AIDS drugs as advised under new federal guidelines.

The R&D Pipeline

New product development is intended to reinforce Aethlon Medical's focus on treating epidemic level infectious diseases. The first products in the development pipeline include two therapeutic cartridges for treating Hepatitis-C (HCV), the most common chronic blood-borne disease in the United States, and a third cartridge to treat individuals co-infected with both HIV and HCV:

  •
  HCV antibody treatment cartridge
  •
  HCV antibody/antisense DNA treatment cartridge
  •
  HIV/HCV co-infection treatment cartridge

        Currently, over four million Americans are infected with HCV. Co-infection with HCV and HIV is a particular problem since the two diseases are known to exacerbate each other. Today, almost 40% of HIV infected individuals are co-infected with HCV.

Developed Products

        Historically, the original Hemopurifier treatment applications were developed to treat individuals burdened with heavy metal intoxicants. Products developed in this category include treatments for iron overload, aluminum intoxication, lead poisoning, and cisplatin removal. The Company may license or sell these products as the business emphasis is now focused on opportunities within the infectious disease marketplace.

Industry Classification

        Aethlon Medical's therapeutic devices for treating infectious diseases have been classified by industry analysts and related publications to be "Immunotherapies" that augment or mimic the immune systems response of clearing infectious virus, and as "Entry Inhibitors" that curb the re-infection process by physically removing infectious virus before healthy cells are infected.

        Immunotherapy—The "Immunotherapy" classification is a result of Aethlon Medical's ability to mimic the immune systems natural response of generating antibodies to fight foreign antigens such as viruses. Antibodies are specifically created by the immune system to attach themselves to the antigen (virus) that stimulated the immune system, forming an antigen-antibody complex to neutralize the virus. In the case of Aethlon Medical's treatment technology, antibodies against targeted viruses are immobilized within a dialysis cartridge that has been modified to replicate the antigen-antibody complex generated by an immune response. As a result, an extracorporeal antigen-antibody complex is generated, and the physical elimination of infectious virus occurs without the side-effects common in current AIDS drugs.

        Entry Inhibitor—Aethlon Medical's treatment technology is also classified as an "Entry Inhibitor" since the re-infection process is interrupted when viruses are removed from circulation before cells can be infected. As a result, the replication cycle is inhibited as infectious virus is denied entry into the cells that it seeks to kill.

        From a therapeutic standpoint, entry inhibitors represent a departure from the traditional HIV drug action of inhibiting HIV replication within the cells that have already been infected. The novel therapeutic mechanism offered by "Entry Inhibitors", combined with the high level of treatment resistance to currently approved drugs, positions "Entry Inhibitors" as perhaps the greatest new hope for HIV-infected individuals to be able to manage their disease.

        It is additionally significant that Aethlon Medical's lead product, AEMD-45, is classified as a medical device versus the biologic drug classification. As a result, Aethlon Medical's regulatory path to market is anticipated to be more efficient and have dramatic cost advantages. AEMD-45 has other attributes that offer the potential to expedite the commercialization process as well. These include:

  •
  Antibodies that are already approved for use by the FDA can be immobilized within each treatment cartridge.

  •
  Aethlon Medical modifies off-the-shelf dialysis cartridges that are already approved for use by the FDA.

Each treatment cartridge is designed for a global network of dialysis machines that have already been approved to treat humans by the FDA and other regulatory authorities.

HIV/AIDS Treatment Applications

        In pre-clinical testing, Aethlon Medical's lead product, AEMD-45, removes approximately 55% of HIV from human blood in three hours and in excess of 85% in 12 hours.

        The AEMD-45 therapeutic device, like all product offerings from Aethlon Medical, is developed from an expansive platform technology known as the Hemopurifier™, which employs a proprietary method of modifying artificial kidneys (hemodialysis cartridges) to mimic the immune system's response to clear infectious virus from circulation before healthy cells can be infected. AEMD-45 is designed to fill the urgent need for new treatments that are effective in reducing viral load, decrease the likelihood of treatment resistance, and treat without the side effects of current AIDS drugs. Based on recent human blood studies, we believe that AEMD-45 serves as a promising new therapy against AIDS, and is well positioned to treat the full spectrum of HIV-infected individuals in the following ways:

  •
  As a conjunctive therapy to enhance and prolong the performance of established pharmaceutical regimens (Conjunctive Therapy);

  •
  As a treatment for the large and growing population of HIV infected that have either become drug resistant or are unable to tolerate drug therapy (Salvage Therapy);

  •
  As a front line treatment for newly infected individuals who are delaying treatment with AIDS drugs, as advised under new federal guidelines (Federal Guideline Compliant);

  •
  As a treatment for dialysis patients that are co-infected with HIV; and

Conjunctive Therapy

        AEMD-45 and AEMD-61 are designed to delay disease progression when implemented in conjunction with established antiretroviral drugs. These drugs, known as protease and reverse transcriptase inhibitors, represent the current standard in antiretroviral treatment. The primary drug action associated with these medications is to inhibit the ability of the virus to replicate within the cells. These drugs are ineffective in the long term since they encourage the development of mutant viral strains that lead to drug resistance. As a conjunctive therapy, each HIV-Hemopurifier™ treatment cartridge will enhance and prolong the performance of AIDS drugs by physically binding circulating HIV before it is able to infect new host cells, and by extracting mutant strains of HIV that lead to drug resistance.

Salvage Therapy

        Today, the HIV/AIDS treatment landscape is comprised of 18 drugs whose annual sales now exceed $5 billion. While this small arsenal is an indisputable advance over the early days of the epidemic, a resistance to these drugs inevitably occurs in virtually all patients, even those that currently have undetectable viral loads and adhere to treatment regimens. In addition to resistance, many of these medications have severe side effects that further diminish their effectiveness as a long-term treatment option. These factors combined with the evolution of new HIV strains have increased the number of newly infected individuals who fail drug therapies. As a result, almost half of newly infected individuals in the U.S. and Europe now fail two or more regimens of treatment. AEMD-45 and AEMD-61 will be targeted to be primary monotherapies for the growing population of patients who are either unresponsive to available drugs or become resistant as a result of HIV mutation. Drug resistance is expected to increase from 28.5% in 2000 to 42% in 2005.

Federal Guideline Compliant

        Citing dangerous side effects and issues of drug resistance, the federal government changed its recommended AIDS treatment policy on February 5, 2001, stating that HIV-infected people should now allow for a further progression of the disease towards AIDS before initiating antiretroviral treatments. As a result, the prior recommendations of "hit early, hit hard" with available drug regimens that were issued five years earlier have been discontinued. The new guidelines suggest that practitioners should now withhold treating HIV-infected adults and adolescents with available drugs until their supply of T-helper cells is less than 350 per cubic millimeter of blood. AEMD-45 and AEMD-61 are both positioned to become important first-line therapies for newly infected individuals to delay disease progression and to delay the need to initiate treatment with AIDS drugs. The primary benefits of this treatment strategy include: a delay in the development of drug resistance; the avoidance of drug related adverse effects; the preservation of drug options when HIV disease risk is highest; and finally, a definitive improvement in the quality of life.

Value Added Services (Diagnostic Applications)

        As a result of the HIV-Hemopurifier's ability to effectively concentrate HIV and harmful viral proteins from the entire bloodstream, the detection sensitivity of current diagnostic tests can be enhanced as much as 1000-fold. As a result, Aethlon Medical may contract with leading diagnostic organizations to offer physicians the following value-added services:

  •
  Measurement of the amount of HIV removed from the body.
  •
  Measurement of the amount of harmful viral proteins removed from the body.
  •
  Isolate and identify viral strains so that pharmaceutical regimens can be "tailored" to eliminate the use of drugs to which the strains are resistant.

Business Strategy

        During fiscal year 2001, we realigned our research and development activities to address the urgent need for effective HIV/AIDS treatment methods, as well as for treatment of other infectious diseases, such as Hepatitis C. Now, our efforts are directed to advancing our new lead product candidate, the HIV-Hemopurifier, which has shown promising results in pre-clinical studies. It is our goal to become a significant medical device company, with an international business based on the treatment of infectious diseases with our Hemopurifier platform technology.

        As a result of this strategic realignment, we initiated the consolidation of all scientific and administrative functions into our San Diego facilities during the fourth quarter of fiscal 2001. This consolidation was completed during the first quarter of fiscal 2002 and our facilities in Buffalo, N.Y. were closed.

        The focus on infectious diseases represents a departure from our original efforts to develop niche market Hemopurifiers to treat heavy metal intoxicants. Products developed in this category included treatments for Iron Overload, Aluminum Intoxication, Lead Poisoning, and Cisplatin removal. We believe these products to be effective in removing intoxicants from blood. However, we are no longer focused on the commercialization of these products since our available resources are engaged in the advancement of our HIV-Hemopurifier and the development of other infectious disease Hemopurifiers. We are considering various scenarios for the heavy-metal Hemopurifier products, which may include licensing or selling products which are not related to the treatment of infectious diseases.

        We intend to enter into partnerships or other business relationships with organizations that provide expertise in process and product design, manufacturing, and quality control to complement the development of the Company's treatment technologies.

Clinical Strategy

        Aethlon Medical has completed pre-clinical human blood studies of AEMD-45 and is engaged in testing of its follow-on antiviral products. The Company is now recruiting physicians who are key opinion leaders in the field of AIDS treatment to assist in implementing AEMD-45 as an important new treatment against the AIDS virus. We plan for these opinion leaders to work directly with leading nephrologists within the dialysis industry and to form an alliance of specialists that will help guide the Company through the approval and marketing process.

        Aethlon Medical expects to initiate human clinical trials for AEMD-45 in the United States as a Class III medical device, which requires Pre-market Approval (PMA) for sale in the United States. The approval process for medical devices is generally faster and less expensive than the regulatory process for drugs and involves significantly fewer patients. The trials consist of a Phase I trial for safety (three to six months) and a Pivotal trial for efficacy (18 to 24 months).

        In order to expedite the clinical trial process, Aethlon Medical plans to run parallel trials in the United States and Europe. In Europe, the CE Mark approval process will require a trial that demonstrates the safety of Aethlon Medical's treatment. During this time, the information obtained in the European Safety Trial will be communicated to the FDA to facilitate the approval process in the United States. Once the Company has received a CE mark, sales in Europe, and potentially other countries, are expected to commence.

        The patient population for Aethlon Medical's initial United States and European clinical trials will be HIV-infected individuals that are classified as "Salvage Patients" due to a combination of disease progression and resistance to available antiviral drugs. To expedite the trial process, Aethlon Medical will establish initial protocols for treating salvage patients that are already receiving dialysis treatments for kidney failure. Currently, almost 10% of dialysis patients in major metropolitan areas are co-infected with HIV. Since these patients are already undergoing dialysis, inclusion of the AEMD-45 therapeutic device during scheduled dialysis treatments is expected to present little difficulty.

        Once the clinical trial process is complete, Aethlon Medical plans to apply for pre-market approval to sell the devices to treat HIV-infected patients currently on dialysis. At the same time, the Company will quickly seek to extend label indications to include treating non-dialysis patients through independent studies at hospitals and clinics. The Company also expects to partner with major pharmaceutical companies to study the benefits of the Hemopurifier as a conjunctive therapy to extend the life and effectiveness of approved drug treatments. These partnerships are expected to be an early source of revenue for the Company.

        Any resulting medical device or process will require approval by the U.S. Food and Drug Administration ("FDA"), and the Company has not yet begun efforts to obtain FDA approval on its current lead product candidate, which may take several years. Since several of the Company's patents were issued in the 1980's, they are scheduled to expire in the near future. Thus, such patents may expire before FDA approval, if any, is obtained.

Marketing and Sales

        Aethlon Medical is uniquely positioned to develop a compelling sales and marketing campaign through leveraging each treatment application within two distinct channels:

  •
  Partnerships with dialysis industry leaders that create new profit centers within established hemodialysis infrastructures.

  •
  Strategic relationships with pharmaceutical industry leaders to enhance and prolong the life of current drugs.

Initial support from dialysis industry leaders will help to evolve a long-term strategy that allows Aethlon Medical to leverage the talents of established sales teams that can effectively educate clinicians on the features and benefits of each therapeutic device. As a result, widespread branding of Aethlon Medical's treatments as an integral component of the treatment process may result in new profit centers for the operators of dialysis centers.

        Aethlon Medical plans to employ a small commercial team, including marketing, sales, customer service and technical service professionals to directly support the efforts of its pharmaceutical and dialysis industry partners.

        The marketing team will be responsible for all pre-launch activities including product definition and project management, transitioning to commercial activity, including sales training, cooperative promotional programs, working with corporate partners' product management teams and managing all marketing associated with direct business. The anticipated focus of the Aethlon Medical marketing team will be to support the sales and marketing efforts of each corporate partner. The Company does not plan to market directly to targeted patient populations.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company currently rents approximately 1,000 square feet of laboratory space in San Diego, California on a month-to-month basis at a lease rate of $1,200 per month. The Company also leases approximately 1,200 square feet of executive office space in La Jolla, California at the rate of $3,200 per month on a month-to-month lease for use as its principal executive offices.

ITEM 3. LEGAL PROCEEDINGS

        There are no material pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company may be a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the shareholders for vote during the fourth quarter of fiscal 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Limited Public Market for Shares of Common Stock

        The Company's Common Stock is quoted on the NASDAQ Over-the-Counter Bulletin Board ("OTCBB"). The Company's trading symbol is "AEMD." The Company's Common Stock has had a limited trading history, and trading has been limited and sporadic.

        The following table sets forth for the calendar period indicated the high and low quotations for the Common Stock as reported by the OTCBB. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

	High	Low
2002
2nd Quarter	$1.95	$0.55
1st Quarter	$2.30	$1.15
2001
4th Quarter	$3.60	$2.00
3rd Quarter	$3.50	$2.10
2nd Quarter	$3.50	$1.75
1st Quarter	$4.25	$1.63
2000
4th Quarter	$6.53	$1.94
3rd Quarter	$7.00	$3.13
2nd Quarter	$9.00	$3.00
1st Quarter	$9.00	$3.80
1999
4th Quarter	$10.00	$7.00
3rd Quarter	$8.75	$7.00
2nd Quarter	$8.50	$7.75
1st Quarter	$8.50	$8.00

        There are approximately 360 record holders of the Company's Common Stock at June 30, 2002.

        The following table sets forth March 31, 2002 information on the Company's equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)(3)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	47,767	$3.04	452,233

Equity compensation plans not approved by security holders(2)	3,468,203	3.03	N/A

(1)
Includes approximately 266,000 shares of Company Common Stock issuable upon conversion of convertible notes payable, assuming conversion on March 31, 2002 at conversion terms described in Note 7 to the accompanying consolidated financial statements.

(2)
The description of the material terms of non-plan issuances of equity instruments is discussed in Notes 7, 9, and 10 to the accompanying consolidated financial statements.

(3)
Net of equity instruments forfeited, exercised or expired.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion and analysis should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Results of Operations

        Aethlon Medical is a development stage therapeutic device company that has not yet engaged in significant commercial activities. We are continuing to devote a significant portion of our resources to the advancement of our research and development efforts and are developing new treatments for the removal of targeted viruses and other intoxicants from the blood based on our proprietary Hemopurifier™ platform. Our main focus during fiscal 2002 was to further advance the HIV-Hemopurifier, AEMD-45. We completed pre-clinical studies for AEMD-45 during the first half of fiscal 2002, demonstrating a 55% removal of HIV from whole human blood in three hours and an 85-100% removal of HIV during the equivalent of one overnight treatment. See Item 1, "Business."

        We recorded a consolidated net loss of $3,995,910 or $(1.04) per share and $4,423,073 or $(1.59) per share for the years ended March 31, 2002 and 2001, respectively.

        Consolidated operating expenses for the year ended March 31, 2002 were $2,272,930 versus $2,991,907 in fiscal 2001. This decrease in operating expenses of $718,977or 24.0% is largely attributable to the one-time impairment charge related to the Cell acquisition in fiscal 2001 and increased professional fees in fiscal 2002, which were partially offset by lower personnel costs and rent as a result of the consolidation of our facilities earlier in 2001. Capital equipment expenditures were insignificant for fiscal 2002 and 2001.

        In fiscal 2002, we incurred non-cash expenses in the amount of $562,000 related to options granted to a consultant. In fiscal 2001, we incurred non-cash expenses in the amount of $482,000 related to options granted to our general counsel. Any proceeds from the sale of shares obtained through exercise of the options issued to general counsel in excess of the exercise price will be applied to reduce any outstanding legal fees of our general counsel. These expenses represent a significant portion of the professional fees incurred during fiscal 2002 and 2001.

        We plan to continue our research and development activities related to our Hemopurifier™ platform technology, with particular emphasis on the advancement of our lead product candidates for the treatment of HIV/AIDS.

        We will continue to carefully align our capital needs with the funding received and are pursuing various funding alternatives to support our business plan going forward. At the date of this report, we do not have plans to purchase significant amounts of equipment or hire significant numbers of employees prior to successfully raising additional capital.

Liquidity and Capital Resources

        The implementation of the Company's business plan is dependent upon its ability to raise equity capital.

        During the fiscal year ended March 31, 2001, we financed our research and development activities through the private placement of approximately $1,365,000 of notes bearing interest at 12% per annum and convertible notes in the amount of $395,000 bearing interest at 8% per annum. During fiscal 2002, all of the 12% notes matured, increasing the interest to 15% per annum.

        In March 2002, the Company extended an offer to the 12% note holders and certain vendors to convert past due amounts into restricted common stock and warrants to purchase common stock of the Company. During the year ended March 31, 2002, note holders and vendors representing liabilities in the aggregate amount of approximately $1,020,000 have converted and approximately $238,000 in additional liabilities have been converted subsequent to year end. As of June 30, 2002, approximately $422,500, the unconverted balance of the 12% notes were past due and we are seeking other financing arrangements to retire these notes.

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

        During September through December 2001, we issued convertible notes totaling $128,000 bearing interest at 10% per annum, with principal and interest becoming due six months after issuance, to cover short-term capital needs. Of these convertible notes $113,000 have been converted into common stock at the conversion price of $1.25 per share.

        Additional funds in the aggregate amount of $200,000 were generated in January and February 2002, through the exercise of an option to purchase common stock of the Company by a consultant.

        On March 18, 2002, the Company issued a promissory note to a stockholder in the amount of $50,000, bearing interest at 6.75% per annum and maturing on May 17, 2002.

        We expect to raise additional capital within the next six months to fund our research and development activities and anticipated operations.

        Our operations to date have consumed substantial capital without generating revenues, and we will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of our Hemopurifier products, and to market any of those products that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Our future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

        On May 1, 2001, the Company engaged Squar, Milner, Reehl & Williamson, LLP as its principal accountant, replacing McGladrey & Pullen, LLP who had declined to stand for re-election. The registrant's Board of Directors has approved the decision to engage the new accountants. On May 1, 2001, we filed a Form 8-K, which is incorporated herein by reference concerning the change in accountants.

        The reports of the principal accountant on the financial statements of the registrant for the fiscal years ended March 31, 2002 and 2001 were unqualified, with an emphasis paragraph describing the uncertainties as to the Company's ability to continue as a going concern.

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

Executive Officers, Directors and Key Employees

        The names, ages and positions of the Company's directors and executive officers as of March 31, 2002 are listed below:

Names	Title or Position	Age
James A. Joyce	Chairman, President And Chief Executive Officer	40
Robert S. Stefanovich	Vice President, Chief Financial Officer and Secretary	37
Richard H. Tullis, PhD	Vice President, Chief Scientific Officer and Director	57
Franklyn S. Barry, Jr.	Director	62
Edward G. Broenniman	Director	65

        Effective June 1, 2001, Mr. Joyce was appointed President and Chief Executive Officer of the Company, replacing Mr. Barry, who continues as a member of the board of directors. Mr. Barry also serves as a consultant on strategic business issues.

        Also effective June 1, 2001, Dr. Tullis was appointed as the Company's Chief Scientific Officer, replacing Dr. Ambrus, who retired.

        Effective July 16, 2001, Mr. Stefanovich was appointed Vice President and Chief Financial Officer of the Company, replacing Mr. John Murray, who retired February 28, 2001.

        Resumes of Management follow:

        James A. Joyce, Chairman, President and CEO

        Mr. Joyce has been the Chairman of the Board of the Company since March 1999. He has also been the President and CEO since June 2001. As the founder of Aethlon Medical, Mr. Joyce has led the efforts that have resulted in the recent acquisitions of Hemex, Inc., Syngen Research, Inc., and Cell Activation, Inc. In February of 1993, Mr. Joyce founded and was the Chief Executive Officer of James Joyce & Associates, an organization that provided management consulting and investment banking advisory services to CEO's and CFO's of publicly traded companies. Previously, Mr. Joyce was Chief Executive Officer of Mission Labs, Inc., and a principal in charge of U.S. operations for London Zurich Securities, Inc. Mr. Joyce is a graduate from the University of Maryland.

        Robert S. Stefanovich, Vice President, Chief Financial Officer and Secretary

        Mr. Stefanovich has been Vice President, Chief Financial Officer, and Secretary of the Company since July 2001. Mr. Stefanovich has held senior finance positions with both, public and privately-held technology companies. Prior to his appointment as Chief Financial Officer of Aethlon Medical, he served as Vice President for Administration and Sector Controller at Science Applications International Corporation (SAIC) and was the SEC Reporting Manager for Raychem Corporation (acquired by Tyco International Ltd.). Mr. Stefanovich has spent over five years in public accounting and was member of the Software Advisory Group and Audit Manager with Price Waterhouse LLP's (now PricewaterhouseCoopers) Hi-tech practice in San Jose, CA. Having lived and worked in Europe and Japan, he also brings extensive international experience to the Company.

        Richard H. Tullis, Ph.D., Vice President, Chief Scientific Officer

        Dr. Tullis has been Vice President and a director of the Company since January 2000 and Chief Scientific Officer since June 2001. Dr. Tullis has extensive biotechnology management and research experience, and is the founder of Syngen Research, a wholly-owned subsidiary of Aethlon Medical, Inc. Previously, Dr. Tullis co-founded Molecular Biosystems, Inc., a former NYSE company. At Molecular

Biosystems, Dr. Tullis was Director of Research and Development, Director of Oligonucleotide Hybridization, Senior Research Scientist and Member of the Board of Directors. In research, Dr. Tullis developed and patented the first application of oligonucleotides to antisense antibiotics and developed new methods for the chemical synthesis of DNA via methoxy-phosphorochloridites. Dr. Tullis also co-developed the first applications of covalently coupled DNA-enzyme conjugates using synthetic oligonucleotides during his tenure at Molecular Biosystems. In 1985, Dr. Tullis founded, and served as President and CEO of Synthetic Genetics, Inc., a pioneer in custom DNA synthesis, which was sold to Molecular Biology Resources in 1991. Dr. Tullis also served as interim-CEO of Genetic Vectors, Inc., which completed its IPO under his management, and was co-founder of DNA Sciences, Inc., a company that was eventually acquired by Genetic Vectors. Dr Tullis received his Ph.D. in Biochemistry and Cell Biology from the University of California at San Diego, and has done extensive post-doctoral work at UCSD, USC, and The Scripps Research Institute.

        Franklyn S. Barry, Jr.

        Mr. Barry has over 25 years of experience in managing and building companies. He was President and Chief Executive Officer of Hemex from April 1997 through May 31, 2001 and President and CEO of the Company from March 10, 1999 to May 31, 2001. He became a director of the Company on March 10, 1999. From 1994 to April 1997, Mr. Barry was a private consultant. Included among his prior experiences are tenures as President of Fisher-Price and as co-founder and CEO of Software Distribution Services, which today operates as Ingram Micro-D, an international distributor of personal computer products. Mr. Barry serves on the Board of Directors of Barrister Global Services Network, Inc., a publicly traded company and of Merchants Mutual Insurance Company.

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

        Each of the directors is serving for a term that extends to the next Annual Meeting of Shareholders of the Company. The Company's Board of Directors presently has an Audit Committee and a Compensation Committee on each of which Messrs. Barry and Broenniman serve. Mr. Barry is Chairman of the Audit Committee, and Mr. Broenniman is Chairman of the Compensation Committee.

ITEM 10. EXECUTIVE COMPENSATION

        Incorporated by reference from our Proxy Statement, which we expect to be filed within 120 days from the close of our fiscal year 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference from our Proxy Statement, which we expect to be filed within 120 days from the close of our fiscal year 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference from our Proxy Statement, which we expect to be filed within 120 days from the close of our fiscal year 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report on Form 10-KSB:

1.
Consolidated Financial Statements for the periods ended March 31, 2002 and 2001:

      Independent Auditors' Reports
      Consolidated Balance Sheets
      Consolidated Statements of Operations
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

  Current Report on Form 8-K dated April 26, 2001 (filed with the SEC on May 1, 2001) regarding the change of accountants

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of July 2002.

By:	/s/ JAMES A. JOYCE James A. Joyce Chairman, President & Chief Executive Officer
By:	/s/ ROBERT S. STEFANOVICH Robert S. Stefanovich Vice President and Chief Financial Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. JOYCE James A. Joyce	Chairman of the Board	July 16, 2002
/s/ FRANKLYN S. BARRY, JR. Franklyn S. Barry, Jr.	Director	July 16, 2002
/s/ EDWARD G. BROENNIMAN Edward G. Broenniman	Director	July 16, 2002
/s/ RICHARD H. TULLIS Richard H. Tullis	Director	July 16, 2002

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Aethlon Medical, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Aethlon Medical, Inc. and Subsidiaries (the "Company"), a Development Stage Company, as of March 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from January 31, 1984 (Inception) to March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aethlon Medical, Inc. and Subsidiaries as of March 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended and for the period from January 31, 1984 (Inception) to March 31, 2002, in conformity with accounting principles generally accepted in the United States.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has reported a net loss of approximately $13.2 million for the period from January 31, 1984 (Inception) through March 31, 2002. As discussed in Note 14 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 14. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Reehl & Williamson, LLP

July 12, 2002
Newport Beach, California

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
March 31, 2002 and 2001

	2002	2001
ASSETS
Current Assets
Cash	$10,667	$6,058
Accounts receivable	—	4,689
Prepaid expenses	140,788	20,025

	151,455	30,772
Furniture and Equipment, net	37,182	29,703
Deferred Financing Costs, net	—	323,232
Patents and Patents Pending, net	560,790	508,162
Employment Contract, net	222,156	390,741
Other Assets	1,955	1,330

	$973,538	$1,283,940

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,160,219	$1,123,165
Due to related parties	1,073,355	920,453
Notes payable, net of debt discount	572,500	1,311,313
Convertible notes payable	365,000	—

	3,171,074	3,354,931
Convertible Notes Payable	—	395,000
Commitments and Contingencies
Stockholders' Deficit
Common stock, par value $0.001 per share; 25,000,000 shares authorized; 5,170,697 and 2,877,152 shares issued and outstanding at March 31, 2002 and 2001, respectively	5,171	2,877
Common stock subscribed	—	730,804
Additional paid-in capital	7,391,382	4,271,055
Stock options and warrants	3,571,310	2,429,566
Stock subscription receivable	—	(730,804)
Deficit accumulated during development stage	(13,165,399)	(9,169,489)

	(2,197,536)	(2,465,991)

	$973,538	$1,283,940

The accompanying notes are an integral part of these consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2002 and 2001 and
For the Period January 31, 1984 (Inception) Through March 31, 2002

	2002	2001	January 31, 1984 (Inception) Through March 31, 2002
REVENUES
Grant income	$—	$—	$1,424,012
Subcontract income	—	—	73,746
Sale of research and development	—	—	35,810

	—	—	1,533,568

OPERATING EXPENSES
Professional fees	1,200,071	894,581	2,665,890
Personnel	597,873	700,415	4,603,413
Rent	81,601	100,578	673,893
Amortization of goodwill	—	99,692	99,692
Other amortization	180,877	112,520	348,991
Depreciation	23,325	16,206	174,449
Impairment of goodwill	—	897,227	897,227
Other expenses	189,183	170,688	1,620,619

	2,272,930	2,991,907	11,084,174

OTHER EXPENSE (INCOME)
Interest and other debt expenses	1,526,609	1,452,146	3,494,601
Other charges	211,758	—	211,758
Other income	(15,387)	(20,980)	(74,151)
Interest income	—	—	(17,415)

	1,722,980	1,431,166	3,614,793

NET LOSS	$(3,995,910)	$(4,423,073)	$(13,165,399)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(1.04)	$(1.59)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,839,821	2,780,444

The accompanying notes are an integral part of these consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended March 31, 2002 and 2001 and
For the Period January 31, 1984 (Inception) Through March 31, 2002

					Deficit Accumulated during Development Stage
	Common Stock
			Additional Paid-in Capital	Stock Options and Warrants
	Shares	Amount				Total
BALANCE — January 31, 1984 (Inception)	—	$—	$—	$—	$—	$—
Common stock issued for cash at $1 per share	22,000	22	26,502	—	—	26,524
Common stock issued for cash at $23 per share	1,100	1	24,999	—	—	25,000
Common stock issued for cash at $86 per share	700	1	59,999	—	—	60,000
Common stock issued for cash at $94 per share	160	1	14,999	—	—	15,000
Common stock issued for cash at $74 per share	540	1	39,999	—	—	40,000
Common stock issued for cash at $250 per share	4,678	5	1,169,495	—	—	1,169,500
Capital contributions	—	—	521,439	—	—	521,439
Common stock issued for compensation at $103 per share	2,600	3	267,403	—	—	267,406
Conversion of due to related parties to common stock at $101 per share	1,120	1	113,574	—	—	113,575
Conversion of due to related parties to common stock at $250 per share	1,741	2	435,092	—	—	435,094
Effect of reorganization	2,560,361	2,558	(2,558)	—	—	—
Common stock issued in connection with employment contract at $8 per share	65,000	65	519,935	—	—	520,000
Common stock issued in connection with the acquisition of patents at $8 per share	12,500	13	99,987	—	—	100,000
Warrants issued to note holders in connection with notes payable	—	—	—	734,826	—	734,826
Warrants issued for services	—	—	—	5,000	—	5,000
Net loss	—	—	—	—	(4,746,416)	(4,746,416)

BALANCE — March 31, 2000	2,672,500	$2,673	$3,290,865	$739,826	$(4,746,416)	$(713,052)
Common stock and options issued in connection with acquisition of Cell Activation, Inc. at $7.20 per share	99,152	99	713,795	353,973	—	1,067,867
Warrants issued to note holders in connection with notes payable	—	—	—	218,779	—	218,779
Warrants issued to promoter in connection with notes payable	—	—	—	298,319	—	298,319
Beneficial conversion feature of convertible notes payable	—	—	150,000	—	—	150,000
Warrants issued to promoter in connection with convertible notes payable	—	—	—	299,106	—	299,106
Options issued to directors for services as board members	—	—	—	14,163	—	14,163
Options and warrants issued for services	—	—	—	505,400	—	505,400
Common stock issued for services at $3 per share	5,500	5	16,495	—	—	16,500
Common stock issued for cash at $1 per share	100,000	100	99,900	—	—	100,000
Net loss	—	—	—	—	(4,423,073)	(4,423,073)

BALANCE — March 31, 2001	2,877,152	$2,877	$4,271,055	$2,429,566	$(9,169,489)	$(2,465,991)
Common stock, warrants and options issued for accounts payable and accrued liabilities	21,750	22	135,353	108,000	—	243,375
Common stock issued for services at $2.65 per share	6,038	6	15,994	—	—	16,000
Common stock issued for cash at $1.00 per share, net of issuance costs of $41,540 paid to a related party	730,804	731	688,533	—	—	689,264
Common stock issued for services at $2.75 per share	10,000	10	27,490	—	—	27,500
Common stock issued in connection with license agreement at $3.00 per share	6,000	6	17,994	—	—	18,000
Common stock issued to holder of convertible notes payable at $3.00 per share	70,586	71	211,687	—	—	211,758
Options issued to directors for services as board members	—	—	—	7,459	—	7,459
Common stock issued for cash at $1.50 per share, net of issuance costs of $2,500	16,667	17	22,483	—	—	22,500
Beneficial conversion feature of convertible notes payable	—	—	185,000	—	—	185,000
Common stock issued for conversion of convertible notes payable and accrued interest at an average price of $1.24 per share	134,165	134	166,352	—	—	166,486
Common stock issued for services at $2.72 per share	9,651	10	26,240	—	—	26,250
Options issued to consultant for services	—	—	—	562,000	—	562,000
Common stock and warrants issued for services at $1.95 per share	62,327	62	121,475	40,000	—	161,537
Common stock issued for services at $1.90 per share	9,198	9	17,491	—	—	17,500
Stock options exercised for cash	400,000	400	199,600	—	—	200,000
Warrants issued to note holders for 90-day forebearance	—	—	—	118,000	—	118,000
Common stock and warrants issued to note holders and vendors in the debt-to-equity conversion program at $1.25 per share	816,359	816	1,284,635	339,000		1,624,451
Other warrant transactions	—	—	—	(32,715)	—	(32,715)
Net loss	—	—	—	—	(3,995,910)	(3,995,910)

BALANCE — March 31, 2002	5,170,697	$5,171	$7,391,382	$3,571,310	$(13,165,399)	$(2,197,536)

The accompanying notes are an integral part of these consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2002 and 2001 and
For the Period January 31, 1984 (Inception) Through March 31, 2002

	2002	2001	January 31, 1984 (Inception) Through March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,995,910)	$(4,423,073)	$(13,165,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204,202	228,418	623,132
Gain on sale of furniture and equipment	—	(13,065)	(13,065)
Interest and debt expenses related to warrants	1,232,124	1,111,454	2,614,736
Common stock, warrants and options issued for services	734,121	1,132,313	1,871,434
Beneficial conversion feature of convertible notes payable	185,000	150,000	335,000
Impairment of goodwill	—	897,227	897,227
Deferred compensation forgiven	—	—	217,223
Changes in operating assets and liabilities:
Accounts receivable	4,689	56,806	—
Prepaid expenses	13,851	17,515	20,749
Other current assets	—	15,800	—
Other assets	(625)	—	(1,955)
Accounts payable and accrued liabilities	462,215	(140,024)	1,160,219
Due to related parties	152,902	165,962	1,073,355

Net cash used in operating activities	(1,007,431)	(800,667)	(4,367,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	(30,804)	(6,478)	(208,186)
Patents and patents pending	(46,920)	(136,915)	(303,799)
Proceeds from sale of furniture and equipment	—	17,065	17,065
Cash of acquired company	—	2,286	10,728

Net cash used in investing activities	(77,724)	(124,042)	(484,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	178,000	707,500	1,938,000
Deferred financing costs	—	(93,750)	—
Proceeds from issuance of common stock	911,764	100,000	2,924,203

Net cash provided by financing activities	1,089,764	713,750	4,862,203

NET INCREASE (DECREASE) IN CASH	4,609	(210,959)	10,667
CASH — beginning of period	6,058	217,017	—

CASH — end of period	$10,667	$6,058	$10,667

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$87,734	$152,185	$194,492

Income taxes	$2,363	$3,824	$10,986

Non-Cash Transactions
Debt converted to common stock	$1,000,500	$—	$1,435,594

Issuance of common stock, warrants and options for accounts payable and accrued liabilities	$425,161	$—	$425,161

Issuance of common stock in connection with license agreements	$18,000	$—	$18,000

Net assets of entities acquired in exchange for equity securities	$—	$1,077,867	$1,597,867

Debt placement fees paid by issuance of warrants	$—	$597,425	$843,538

Warrants issued to note holders in connection with notes payable	$—	$218,779	$953,605

Patent pending acquired for 12,500 shares of common stock	$—	$—	$100,000

Common stock issued for prepaid expenses	$161,537	$—	$161,537

The accompanying notes are an integral part of these consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 and 2001

1.    NATURE OF BUSINESS

        Aethlon Medical, Inc. (the "Company") engages in the research and development of a medical device known as the Hemopurifier™ that removes harmful substances from the blood. The Company is in the development stage on the Hemopurifier and significant research and testing are still needed to reach commercial viability. Any resulting medical device or process will require approval by the U.S. Food and Drug Administration ("FDA"), and the Company has not yet begun efforts to obtain FDA approval on its current lead product candidate, which may take several years. Since many of the Company's patents were issued in the 1980's, they are scheduled to expire in the near future. Thus, such patents may expire before FDA approval, if any, is obtained.

        The Company is classified as a development stage enterprise under accounting principles generally accepted in the United States ("GAAP"), and has not generated revenues from its principal operations.

        The Company's common stock is quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers under the symbol "AEMD".

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The summary of significant accounting policies of the Company presented below is designed to assist the reader in understanding the Company's consolidated financial statements. Such financial statements and related notes are the representations of Company management, who is responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its legal wholly-owned subsidiaries Aethlon, Inc., Hemex, Inc. and Cell Activation, Inc. ("Cell") (collectively hereinafter referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        Management uses estimates and assumptions in preparing financial statements in accordance with GAAP. Such estimates and assumptions affect the reported amounts of certain assets and liabilities, disclosures relating to any contingent assets and liabilities, and the reported amounts of certain expenses. Significant estimates include the estimated useful life of the employment contract, realization of long lived asstes, valuation allowance of deferred taxes and valuation of certain equity instruments. Actual results could vary from the estimates used to prepare the accompanying consolidated financial statements.

Fair Value of Financial Instruments

        Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the fair value, if reasonably obtainable, of the Company's financial instruments. Management believes that the carrying amounts of the Company's financial instruments including its accounts receivable, accounts payable and accrued liabilities, notes payable and convertible notes payable approximate their fair value at March 31, 2002 and 2001. It is not practical to estimate the fair value of amounts due to related parties based on their related party nature.

Concentrations

        Financial instruments that may subject the Company to credit risk principally consist of uninsured cash-in-bank balances. The Company currently maintains substantially all of its cash with two major financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Furniture and Equipment

        Furniture and equipment are stated at cost. Major renewals and improvements are capitalized, while replacements, maintenance and repairs that do not significantly improve or extend the useful life of the asset are expensed when incurred.

        Furniture and equipment are depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Accumulated depreciation and amortization approximated $166,000 and $143,000 at March 31, 2002 and 2001, respectively.

Patents and Patents Pending

        The Company capitalizes the cost of patents and patents pending (some of which were acquired in the purchase of Cell; see Note 4) and amortizes such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. Patents pending approximated $431,000 and $479,000 at March 31, 2002 and 2001, respectively, of which $245,000 and $310,000 at March 31, 2002 and 2001, respectively, were acquired in the purchase of Cell. The unamortized cost of patents and patents pending is written off when management determines there is no future benefit. Capitalized patent costs in the amount of approximately $5,000 were written off during the year ended March 31, 2002. No patent costs were written off during the year ended March 31, 2001. Accumulated amortization of patents approximated $63,000 and $51,000 at March 31, 2002 and 2001, respectively. Patents include both foreign and domestic patents and patents pending.

Goodwill

        Management determined that the goodwill acquired in the purchase of Cell (see Note 4) was fully impaired at March 31, 2001 because the Company has temporarily suspended the use of certain technology acquired from Cell. Accordingly, management recorded an impairment expense of approximately $900,000 during the fourth quarter of the year ended March 31, 2001. Prior to such impairment, goodwill was amortized using the straight-line method over 10 years.

Impairment of Long-Lived Assets

        The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or estimated fair values less costs to sell. No impairment charges were recorded during the year ended March 31, 2002. Other than the impairment of goodwill mentioned above, no impairment charges were recorded during the year ended March 31, 2001. The Company's long-lived assets are stated at cost less accumulated depreciation and amortization.

Deferred Financing Costs

        The Company incurred warrant costs in connection with the issuance of the debt discussed in Notes 6 and 7. Such costs, incurred during the year ended March 31, 2001 approximated $805,000 and are amortized using the effective-yield method over the life of the related debt, ranging from one to two years. No such costs were incurred during the year ended March 31, 2002. At March 31, 2002, such debt was either past due or payable in the short term. Since it was more likely than not that the outstanding debt was not to be paid by the due date, the Company wrote off all remaining deferred financing costs associated with such debt. The write-off approximated $93,000 during the year ended March 31, 2002 and is included in interest and other debt expenses in the Company's consolidated statements of operations. Accumulated amortization of deferred financing costs at March 31, 2001 approximated $483,000.

Stock Purchase Warrants Issued with Notes Payable

        The Company granted warrants in connection with the issuance of certain notes payable (see Note 6). Under Accounting Principles Board Opinion No. 14 ("APB 14"), "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the estimated value of such warrants represents a discount from the face amount of the notes payable. Accordingly, the relative estimated fair value of the warrants has been recorded in the financial statements as a discount from the face amount of the notes. The discount was amortized using the effective yield method over the respective lives of the related notes payable of one year. The discount was fully amortized at March 31, 2002 and approximated $54,000 at March 31, 2001.

Beneficial Conversion Feature of Convertible Notes Payable

        The convertible feature of certain notes payable (see Note 7) provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature". Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments", the Company has determined the value of such beneficial conversion feature ("BCF") to be approximately $150,000 and $128,000, for the 8% Convertible Notes and 10% Convertible Notes, respectively. Accordingly, the relative fair value of the BCF has been recorded in the financial statements as a discount from the face amount of the notes. Such discount was expensed as interest upon issuance of the notes because the notes were convertible upon issuance.

        See Notes 5 and 7 for additional BCF matters.

Stock-Based Compensation

        The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," and measures compensation expense for its stock-based compensation awards to employees and directors using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company accounts for stock options and similar equity instruments issued to outside consultants using the fair value method of accounting prescribed by SFAS 123. See Notes 7, 9 and 10 for additional information.

        In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000.

Research and Development Expenses

        The Company incurred approximately $337,000 and $530,000 of research and development expenses during the years ended March 31, 2002 and 2001, respectively, which are included in operating expenses in the consolidated statements of operations.

Income Taxes

        Using the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the estimated tax effects of temporary differences between financial and income tax reporting are recorded in the period in which the events occur. Such differences between the financial and tax bases of assets and liabilities result in future tax deductions or taxable income (see Note 11).

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

Loss per Common Share

        Loss per common share is based on the weighted average number of shares of common stock and potential common stock outstanding during the year in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

        Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive. The total potential common shares that have not been included in such computation (see Notes 7, 9 and 10) approximated 3,500,000 and 2,000,000 at March 31, 2002 and 2001, respectively.

Segment Reporting

        The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual financial statements. The Company operates entirely in one business segment in the United States.

Recent Accounting Pronouncements

        Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. Since the Company does not presently engage in activities covered by SFAS 133, there was no significant effect on the Company's consolidated financial statements for the year ended March 31, 2002.

        In July 2001, the FASB issued Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and certain intangible assets will no longer be amortized but will be tested for impairment at least annually and written down only when impaired. Additionally, the FASB has recently issued Statements No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect that the requirements of such pronouncements will have a significant impact on the Company's future financial statements.

Reclassifications

        Certain reclassifications have been made to the 2001 financial statement presentation to correspond to the 2002 format.

3.    EMPLOYMENT CONTRACT

        On January 10, 2000, the Company completed the acquisition of the assets of Syngen Research, Inc. ("Syngen"). In accordance with the purchase agreement, the Company issued 65,000 shares of restricted common stock in exchange for all of the outstanding common shares of Syngen. The transaction was intended to qualify as a tax-free purchase under Section 368 (a)(1)(b) of the 1986 Internal Revenue Code, as amended. Since Syngen had no significant assets, liabilities or operations, the Company has accounted for the transaction as an asset purchase for the employment of Syngen's sole shareholder, Dr. Richard Tullis, and not as a business combination. Dr. Tullis, as part of the transaction executed a two-year employment contract with the Company to perform research. Such employment contract is amortized over four years on a straight-line basis because management believes that more likely than not the employment agreement will be extended beyond its expiration date of January 9, 2003. The compensation under such agreement was modified in June 2001 from $80,000 to $150,000 per year. Under the terms of the agreement, if Dr. Tullis is terminated, he will receive a salary continuation payment in the amount of at least twelve months' base salary.

        The Company recorded approximately $520,000 for the employment contract based on the fair value of the Company's 65,000 shares of restricted common stock issued in the transaction. Such value has been estimated at approximately $8.00 per share.

        Accumulated amortization of such employment contract approximated $286,000 and $117,000 at March 31, 2002 and 2001, respectively.

4.    ACQUISITION OF CELL ACTIVATION, INC.

        On April 6, 2000, the Company completed the acquisition of Cell. In accordance with the purchase agreement, the Company issued 99,152 shares of restricted common stock and 50,848 options to purchase common stock (see Note 10) in exchange for all of the outstanding common stock and options to purchase common stock of Cell. The transaction was intended to qualify as a tax-free purchase under Section 368 (a)(1)(B) of the 1986 Internal Revenue Code, as amended. After the transaction, Cell became a wholly-owned subsidiary of the Company.

        The Company has accounted for the acquisition of Cell using the purchase method of accounting. The total purchase consideration of approximately $1,100,000 was allocated as follows based on the estimated fair value of the net assets acquired as partially determined by an independent third-party valuation:

Goodwill (fully impaired at March 31, 2001)	$997,000
Patents and patents pending	202,000
Other assets	5,000
Liabilities	(126,000)

$1,078,000

        The purchase price allocation set forth above is also based on an independent third-party valuation of the estimated fair value of the Company's restricted common stock issued in the acquisition. Such value has been estimated at approximately $7.20 per share, aggregating approximately $714,000, considering restrictions on the sale of such stock. The estimated fair value of the options granted in connection with the Cell acquisition were valued at approximately $354,000 using the Black-Scholes option pricing model, considering restrictions on the sale of underlying restricted common stock. The Company also incurred acquisition costs of approximately $10,000.

        There are certain restrictions on the unregistered public sale or other transfer of the Company's common stock and stock options issued in the acquisitions of Cell and the employment contract with Dr. Tullis. Such stock, generally referred to as "Rule 144 stock," was not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon an exemption from its registration requirements. Such restrictions generally begin to phase out after a one-year holding period.

        The Company is currently in negotiations with independent third parties to purchase the remaining interests in certain patents acquired in connection with the Cell acquisition, where Cell did not own a 100% interest.

Pro Forma Information

        The pro forma information as though the Cell acquisition occurred on April 1, 2000 is not considered material to the accompanying financial statements.

5.    DEBT-TO-EQUITY CONVERSION PROGRAM

        In March 2002, the Company extended an offer to certain note holders and vendors to convert past due amounts into restricted common stock and warrants to purchase common stock of the Company. The offer entails the conversion of liabilities at a conversion of one share and one-half of a warrant for every $1.25 converted. The warrants have an exercise price of $2.00 per share and expire three years from the date of issuance.

        During the year ended March 31, 2002, note holders and vendors representing liabilities in the aggregate amount of approximately $1,020,000 converted their debt in exchange for 816,359 shares of Common Stock and 408,180 warrants to purchase common stock. Such warrants were valued using the Black-Scholes option pricing model at approximately $339,000. Since the warrant conversion rate was below estimated market value, BCF approximating $265,000 was recorded during the year ended March 31, 2002.

6.    NOTES PAYABLE

12% Notes

        During the years ended March 31, 2001 and 2000, the Company entered into arrangements for the issuance of $1,365,000 of debt from private placement offerings (the "12% Notes"). The 12% Notes bear interest at 12% per annum, interest payable quarterly, mature one year from the date of issuance, and carry detachable warrants (see below). At March 31, 2002, all outstanding 12% Notes had matured, and interest on such notes for periods after maturity is accruing at the annual rate of 15%.

        In connection with the above issuance of notes payable, the Company issued 682,500 warrants to purchase common stock to the note holders at the rate of one warrant for every $2.00 of debt. Such warrants have an exercise price of $5.00 per share, expire five years from the date of issuance, and were exercisable upon issuance. Such warrants were valued using the Black-Scholes option pricing model at approximately $955,000 and represented a discount from the face amount of the notes payable.

        Also, in connection with the above issuance of notes payable, the Company paid commissions to promoters in the form of cash and warrants. During the years ended March 31, 2001 and 2000, the Company paid such promoters cash approximating $35,000 and $115,000, respectively, and issued 15,625 and 50,875 warrants, respectively, to purchase Company common stock. Such warrants have the same terms as described above and were valued using the Black-Scholes option pricing model at approximately $300,000 and were included as deferred financing costs.

        In January 2002, the Company issued 335,000 warrants to purchase common stock in exchange for an additional ninety days to become compliant with all past due interest payments. The warrants have an exercise price of $2.00 per share, vest immediately, and expire twelve months from the date of issuance. Such warrants were valued using the Black-Scholes option pricing model at approximately $118,000, and were recorded as interest and other debt expenses.

        All of the 12% Notes were past due and in default at March 31, 2002 and bear interest at 15% per annum until paid.

6.75% Promissory Note

        On March 18, 2002, the Company issued a promissory note to a stockholder in the amount of $50,000, bearing interest at 6.75% per annum and maturing on May 17, 2002. Such note was past due and in default as of July 12, 2002.

        The Company is currently seeking other financing arrangements to retire all past due notes.

7.    CONVERTIBLE NOTES PAYABLE

8% Convertible Notes

        In November 2000, the Company issued convertible notes payable ("8% Convertible Notes") totaling $395,000, bearing interest at 8% per annum, with principal and accrued interest due on November 1, 2002. The 8% Convertible Notes require no payment of principal or interest during the term and may be converted to common stock of the Company at any time at the option of the holder. The number of common shares issuable upon conversion is equal to the total principal and unpaid interest as of the date of conversion, divided by the conversion price. The conversion price per share was changed effective August 31, 2001 to the lesser of (a) 80% of the closing market price for the common stock; or (b) 70% of the average of the three lowest closing market prices for the common stock for the 10 trading days prior to conversion. Such change resulted in additional BCF approximating $57,000 during the year ended March 31, 2002.

        During fiscal year 2002, the holder converted principal and accrued interest of approximately $49,000 into 40,267 shares of common stock, leaving the principal of $350,000 and interest thereon due and outstanding. The average conversion price was approximately $1.22 per share.

        In connection with the issuance of the 8% Convertible Notes, the Company paid approximately $60,000 in cash and issued 128,925 warrants to purchase Company common stock to a promoter. Such warrants expire in November 2005 and February 2006, and were exercisable upon issuance. Such warrants now have exercise prices between $2.48 and $2.50 per share (see below), expire in November 2005, and were exercisable upon issuance. Such warrants were valued using the Black-Scholes option pricing model at approximately $300,000 and were included as deferred financing costs.

        The 8% Convertible Notes required the Company to file an effective registration statement by February 2001. The Company filed Form SB-2 with the Securities and Exchange Commission in December 2000; however, such registration statement was never declared effective. Management intends to file a new registration statement when cash becomes available to fund registration expenses.

        In exchange for a waiver of the requirement to file an effective registration statement through January 2002, the Company issued 70,586 shares of common stock to the holder of the 8% Convertible Notes and agreed to reduce the exercise price of 119,048 warrants from $3.575 to $2.50 per share. The adjustment recorded by the Company at March 31, 2002 to account for the reduction of the warrant's exercise price is not material to the accompanying financial statements. The Company may incur additional charges in exchange for further waivers through the date of an effective registration statement.

10% Convertible Notes

        During September through November 2001, the Company issued convertible notes payable ("10% Convertible Notes") in the amount of $128,000 to various investors, bearing interest at 10% per annum, with principal and accrued interest due six months from the date of issuance. The 10% Convertible Notes require no payment of principal or interest during the term and may be converted to common stock of the Company at the conversion price of $1.25 per share at any time at the option of the holder. As of March 31, 2002, investors representing notes in the amount of $113,000 converted their notes and accrued interest into 93,898 shares of common stock, leaving $15,000 and interest thereon due and outstanding.

8.    STOCK TRANSACTIONS

Common Stock Subscription Agreement

        On March 9, 2001, the Company entered into an agreement with an investor whereby the Company agreed to sell 950,000 shares of its restricted common stock, with a minimum subscription of 800,000 shares at $1.00 per share to such investor on certain dates. The March 9, 2001 closing market price of the Company's common stock was $2.50 per share. During March 2001, the Company issued 100,000 shares of common stock in exchange for $100,000 in cash under such agreement. During the year ended March 31, 2002, the Company issued 747,471 shares of common stock to the investors in exchange for approximately $712,000 in cash, net of issuance costs of approximately $44,000 under this agreement. No further subscriptions were made under this agreement.

9.    WARRANTS

        During the years ended March 31, 2002 and 2001, the Company issued 239,000 and 10,000 warrants, respectively, to purchase common stock in exchange for services. Warrants issued during the year ended March 31, 2002 were measured using the Black-Scholes option pricing model or the estimated fair value of the services rendered if deemed more reliably measurable than the Black-Scholes option pricing model for such transactions. Warrants issued during the year ended March 31, 2002 were valued using the Black-Scholes option pricing model at $118,000, of which $78,000 were previously recorded as accounts payable and accrued liabilities in fiscal year 2001. Warrants issued during the year ended March 31, 2001 were valued using the Black-Scholes option pricing model at approximately $23,000.

        Other warrant issuances are described in Notes 5, 6 and 7 in the consolidated financial statements.

        A summary of the aggregate warrant activity for the years ended March 31, 2002 and 2001 is presented below:

	2002	2001
Warrants outstanding — beginning of year	891,675	563,575
Warrants issued	982,180	328,100
Warrants expired	—	—
Warrants exercised	—	—

Warrants outstanding — end of year	1,873,855	891,675

        Warrants issued during the years ended March 31, 2002 and 2001 whose fair value has been estimated using the Black-Scholes stock option pricing model were based on the exercise price per share, the market price of the Company's common stock, and the weighted average assumptions set forth below:

	2002	2001
Expected life	2.4 years	5 years
Estimated volatility	56%	60%
Risk-free interest rate	3.4%	6.1%
Dividends	Zero	Zero

10.  OPTIONS

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

        During the year ended March 31, 2001, the Company granted 67,000 incentive options to various officers and employees pursuant to the Stock Option Plan to purchase shares of common stock at an exercise price of $2.56 per share, which equaled the market price of the Company's common stock on the grant date. Such options expire 10 years from the grant date. Of the options granted, 50% generally vest over a two year period and the remaining 50% generally vest over a three year period. Accelerated vesting for approximately 30,000 of the granted options is available based on certain research and development milestones, as defined in the Stock Option Plan. Certain of such options were forfeited during the years ended March 31, 2002 and 2001.

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

Non-Plan Issuances

        In March 2002, the board of directors authorized the grant of non-qualified stock options to its Chief Executive Officer and Dr. Tullis to purchase up to 250,000 shares of common stock each, at an exercise price of $1.90 per share (the fair market value at grant date). Awards are earned upon achievement of certain financial and/or research and development milestones. Should the Company's Chief Executive Officer or Dr. Tullis leave his position with Aethlon Medical for any reason other than "For Cause" (as commonly defined), each will be credited with no fewer than 50,000 option shares for each full year of employment from March 11, 2002. To the extent that such cumulative shares have not then been earned by the achievement of specified milestones, option shares required to make up the difference will be awarded by the Board of Directors.

        In January 2002, the Company entered into a consulting agreement under which the consultant was granted an option to purchase up to 400,000 shares of common stock of the Company at the exercise price of $0.50 per share, expiring in April 2002. On February 12, 2002, the consultant exercised all 400,000 options. Such options were valued at approximately $562,000, using the Black-Scholes option pricing model and expensed during the year ended March 31, 2002.

        In November 2001, the Company issued 11,067 non-statutory options to purchase common stock to certain members of the Company's Board of Directors for their services as directors at exercise prices ranging from $1.26 per share to $2.75 per share, expiring five years from the date of issuance and vesting on the grant date. The Company recorded compensation expense under APB 25 of approximately $7,500 related to such options. Certain of such options were forfeited during the years ended March 31, 2002 and 2001.

        In July 2001, the Company granted its Chief Financial Officer non-qualified stock options to purchase up to 150,000 shares of common stock at an exercise price of $2.25 per share (the fair market value at grant date), which vest ratably over three years. The options expire July 15, 2011.

        In October 2000, the Company issued 7,500 non-statutory options to purchase common stock to certain members of the Company's Board of Directors for their services as directors at exercise prices ranging from $3.75 per share to $5.28 per share, expiring five years from the date of issuance and vesting on the grant date. The Company recorded compensation expense under APB 25 of approximately $14,000 related to such options. Certain of such options were forfeited during the years ended March 31, 2002 and 2001.

        During the year ended March 31, 2001, the Company approved the issuance to its legal counsel of 200,000 options to purchase common stock at an exercise price of $3.25 per share, expiring approximately five years from date of issuance and vesting upon grant date. Under the terms of the agreement, any proceeds from the sale of common shares obtained through the exercise of such options in excess of the exercise price will be applied to reduce any outstanding fees owed to legal counsel in the future. Since there can be no assurance that there will be outstanding legal fees in the future, management recorded the fair value of the options as an expense of approximately $480,000, using the Black-Scholes option pricing model. No such options were exercised during the years ended March 31, 2002 and 2001.

        During April 1999, the Company granted its then chief executive officer 412,500 options to purchase Company common stock exercisable at $3 per share, expiring five years from the date of issuance and vesting on the grant date. Such options were accounted for under APB 25, with no resulting expense.

Stock Option Activity

        A summary of the aggregate stock option activity for the years ended March 31, 2002 and 2001 is presented below:

	2002	2001
Options outstanding — beginning of year	710,848	412,500
Options granted	1,076,067	325,348
Options forfeited	(10,800)	(27,000)
Options exercised	(400,000)	—

Options outstanding — end of year	1,376,115	710,848

	2002	2001
Weighted average exercise price of options outstanding at end of year	$1.42	$2.72

Weighted average grant-date fair value of options granted during the year	$1.35	$3.15

Exercisable options — end of year	908,160	660,678

Weighted average remaining contractual life of options outstanding at end of year (in years)	5.3	6.0

Other Matters

        Options issued during the years ended March 31, 2002 and 2001 that have been measured using the Black-Scholes stock option pricing model were based on the exercise price per share, the market price of the Company's common stock, and the weighted average assumptions set forth below:

	2002	2001
Expected life	4.6 years	4.7 years
Estimated volatility	58%	96%
Risk-free interest rate	3.8%	5.7%
Dividends	Zero	Zero

Stock-Based Compensation and Other Expenses

        As discussed in Note 2, compensatory stock options and similar equity instruments issued to non-employees are accounted for using the fair value method of SFAS 123. The Company recognized compensation expense related to such equity instruments of approximately $570,000 and $505,000 for the years ended March 31, 2002 and 2001, respectively. The expenses incurred during the years ended March 31, 2002 and 2001 represent costs associated with services performed by non-employees.

        Options granted to employees and directors are accounted for using the intrinsic value method of APB 25. The expense recorded during the years ended March 31, 2002 and 2001 related to such options was not significant. Estimated compensation cost related to such options, had they been accounted for under the fair value method of SFAS 123, would have approximated $870,000 and $140,000 for the years ended March 31, 2002 and 2001, respectively. If the fair value method of accounting had been applied to such options, the Company's reported net loss and loss per share would have been as follows for the years ended March 31, 2002 and 2001:

	(In thousands, except per share data)
	2002	2001
Net loss, as reported	$(3,996)	$(4,423)

Net loss, pro forma	$(4,234)	$(4,611)

Basic and diluted loss per common share, as reported	$(1.04)	$(1.59)

Basic and diluted loss per common share, pro forma	$(1.10)	$(1.66)

        The above pro forma effects of applying SFAS 123 are not necessarily representative of the impact on the reported net income or loss for future years.

11.  INCOME TAXES

        The Company has federal and California tax net operating loss carryforwards of approximately $4,000,000 and $1,000,0000, respectively, at March 31, 2002. Such loss carryforwards principally expire in 2020, 2021 and 2022 for federal purposes and in 2008 for California purposes. The Company may have tax net operating loss carryforwards in other states. Because the Company no longer operates in such states, the tax net operating loss carryforwards may not be realized.

        The Company's deferred tax asset approximated $3,330,000 and $2,430,000 at March 31, 2002 and 2001, respectively. Because there is no reasonable assurance that such asset will be realized in future years, the Company has recorded a 100% valuation allowance against this deferred tax asset.

        A summary of the deferred tax asset and related valuation allowance for the years ended March 31, 2002 and 2001 follows:

Balance — March 31, 2000	$1,825,000
Deferred benefit	605,000

Balance — March 31, 2001	2,430,000
Deferred benefit	900,000

Balance — March 31, 2002	$3,330,000

        The components of the deferred tax asset are as follows at March 31, 2002 and 2001:

	2002	2001
Tax net operating loss carryforward	$1,565,000	$800,000
Capitalized research and development	1,765,000	1,630,000

Gross deferred tax asset	3,330,000	2,430,000
Less valuation allowance	(3,330,000)	(2,430,000)

Net deferred tax asset	$—	$—

        The income tax benefit, before valuation allowance, for the years ended March 31, 2002 and 2001 differs from the amount that would result from applying the federal statutory rate to the pre-tax loss as follows:

	2002	2001
Expected tax benefit	$1,360,000	$1,500,000
Equity instruments issued for services	(230,000)	(220,000)
Interest and debt expenses related to warrants and BCF	(360,000)	(430,000)
Impairment and amortization of goodwill	—	(340,000)
State income taxes and other	130,000	95,000

Income tax benefit before valuation allowance	$900,000	$605,000

        The Company's income tax returns for the open years are subject to examination and adjustment by the applicable taxing authorities.

12.  RELATED PARTY TRANSACTIONS

Due to Related Parties

        Certain officers of the Company and other related parties have advanced the Company funds, agreed to defer compensation or paid expenses on behalf of the Company to cover short-term working capital deficiencies. These non interest-bearing liabilities have been included as due to related parties in the accompanying financial statements.

Royalty Agreement

        Effective January 1, 2000, the Company entered into an agreement with a related party under which an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemopurifier™ were assigned to the Company by the inventors in exchange for (a) a royalty to be paid on future sales of the patented product or process equal to 8.75% of net sales, as defined and (b) 12,500 shares of the Company's common stock. Upon the issuance of the first United States patent relating to the invention, the Company is obligated to issue an additional 12,500 shares of common stock to the inventors. If the market price of the Company's common stock on the date the patent is issued is below $8 per share, the number of shares to be issued will be that amount which equates to $100,000 of market value.

        Other related party transactions are disclosed elsewhere in these notes to consolidated financial statements.

13.  COMMITMENTS AND CONTINGENCIES

Registration Rights Agreements

        The Company is obligated under various agreements to register its common stock, including the common stock underlying certain warrants and options. The Company is subject to penalties for failure to register such securities, the amount of which could be material to the Company's financial condition, results of operations and cash flows. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission in December 2000 to register the necessary securities. However, such registration statement was never declared effective. Management is currently unaware of any potential claims related to the lack of registration and plans to file a revised registration statement as cash to fund registration expenses becomes available. See Note 7 for further information.

Employment Contracts

        In addition to the employment contract discussed in Note 3, the Company entered into employment agreements with its Chief Executive Officer and its Chief Financial Officer effective April 1, 1999 and July 16, 2001, respectively. The agreements, which are cancelable by either party upon sixty days notice, will be in effect until the respective employee retires or ceases to be employed by the Company. The Chairman of the Board and was appointed President and Chief Executive Officer effective June 1, 2001 upon which the base annual salary was increased from $120,000 to $180,000. The Chief Financial Officer was employed with a minimum base annual salary of $130,000. Under the terms of the agreements, if the respective employee is terminated he may become eligible to receive a salary continuation payment in the amount of at least twelve months' base salary.

Other

        The Company rents laboratory space in San Diego, California and office space in La Jolla, California, both on a month-to-month basis for approximately $5,000 per month. In May 2001, the Company completed transferring all scientific and administrative functions from its New York facility to its California locations.

14.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced a loss of approximately $13.2 million for the period from January 31, 1984 (Inception) through March 31, 2002. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Such factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management is in discussions with potential investors to pursue additional capital infusions into the Company, which management believes are necessary until such time that revenues are generated to achieve profitability levels.

        The consolidated financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing to meet its obligations on a timely basis.

15.  SUBSEQUENT EVENTS (Unaudited)

Convertible Notes Payable

        On April 18, 2002, the Company issued a convertible note in the amount of $50,000 to an investor bearing interest at 8% per annum, with principal and interest thereon due July 19, 2002. On May 3, 2002, the Company issued a convertible note in the amount of $30,000 to an investor bearing interest a 10% per annum, with principal and interest thereon due June 2, 2002, and is now in default.

        Both notes may be converted to common stock of the Company at any time at the option of the respective holder. The conversion price is the lower rate of $1.25 per share or the offering terms set for any private equity offering initiated during the term of these notes.

        The Company is seeking other financing arrangements to retire these notes, should the investors choose not to convert.

Other Notes Payable

        On May 31, 2002, the Company issued notes to two investors in the total amount of $25,000, bearing interest at 10% per annum. Principal and interest thereon became due June 9, 2002 and are now in default. The Company is seeking other financing arrangements to retire these notes.

Debt-to-Equity Conversion Program

        Subsequent to March 31, 2002, approximately $238,000 in debt was converted into 190,200 shares of common stock and 95,100 warrants.

16.  SIGNIFICANT 4th QUARTER ADJUSTMENTS

        The Company's unaudited financial statements included in its previously filed Form 10-QSB for the quarter ended December 31, 2001 did not include an adjustment for additional consideration related to the issuance of common stock to a holder of convertible notes. Had the adjustment been recorded during such period, the Company's net loss for the quarter ended December 31, 2001 would have totaled approximately $735,000 and basic and diluted loss per common share would have been approximately $0.20. Subject to discussion with counsel, the Company may amend such filing to revise the financial statements that are materially affected by such matter.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
  ITEM 7. FINANCIAL STATEMENTS
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
AETHLON MEDICAL, INC. AND SUBSIDIARIES ( A Development Stage Company ) CONSOLIDATED FINANCIAL STATEMENTS March 31, 2002 and 2001
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
AETHLON MEDICAL, INC. AND SUBSIDIARIES ( A Development Stage Company ) CONSOLIDATED BALANCE SHEETS March 31, 2002 and 2001
AETHLON MEDICAL, INC. AND SUBSIDIARIES ( A Development Stage Company ) CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended March 31, 2002 and 2001 and For the Period January 31, 1984 (Inception) Through March 31, 2002
AETHLON MEDICAL, INC. AND SUBSIDIARIES ( A Development Stage Company ) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT For the Years Ended March 31, 2002 and 2001 and For the Period January 31, 1984 (Inception) Through March 31, 2002
AETHLON MEDICAL, INC. AND SUBSIDIARIES ( A Development Stage Company ) CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended March 31, 2002 and 2001 and For the Period January 31, 1984 (Inception) Through March 31, 2002
AETHLON MEDICAL, INC. AND SUBSIDIARIES ( A Development Stage Company ) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2002 and 2001