Form 10QSB
period 2002-06-30
AETHLON MEDICAL INC
filed 2002-08-19
CIK 882291

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from           to
                                            ----------    ----------

         Commission file number 0-21846

                              AETHLON MEDICAL, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


                    NEVADA                                13-3632859
            ----------------------                  ----------------------
         State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)



         7825 FAY AVENUE, SUITE 200, LA  JOLLA, CA               92037
         -----------------------------------------             ---------
         (Address of principal executive offices)              (Zip Code)


                                   (858) 456-5777
                                   ---------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes        No   X .
                                             ----        ----

The number of shares of common stock of the registrant outstanding as of June 30, 2002 was 5,360,821.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements                     3

           Condensed Consolidated Balance Sheets at June 30, 2002
           (unaudited) and March 31, 2002                                  3

           Condensed Consolidated Statements of Operations (unaudited)
           for the three months ended June 30, 2002 and June 30, 2001      4

           Condensed Consolidated Statements of Cash Flows (unaudited)
           for the three months ended June 30, 2002 and June 30, 2001      5

           Notes to Condensed Consolidated Financial Statements            7

ITEM 2.    Management's Discussion and Analysis or Plan of Operation      11



PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                              13

ITEM 2.    Changes in Securities                                          13

ITEM 3.    Defaults Upon Senior Securities                                13

ITEM 4.    Submission of Matters to a Vote of Security Holders            13

ITEM 5.    Other Information                                              13

ITEM 6.    Exhibits and Reports on Form 8-K                               13


SIGNATURES                                                                14

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        June 30, 2002 and March 31, 2002
--------------------------------------------------------------------------------

                                               June 30,           March 31,
                                                 2002               2002
                                              (Unaudited)
                                             -------------     -------------

                                     ASSETS

Current Assets
     Cash                                    $       507       $    10,667
     Prepaid expenses                             94,540           140,788
                                             -------------     -------------
                                                  95,047           151,455

Furniture and Equipment, net                      31,717            37,182
Patents and Patents Pending, net                 568,099           560,790
Employment Contract, net                         190,419           222,156
Other Assets                                       1,955             1,955
                                             -------------     -------------

                                             $   887,237       $   973,538
                                             =============     =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued
       liabilities                           $ 1,100,926       $ 1,160,219
     Due to related parties                    1,172,573         1,073,355
     Notes payable                               472,500           572,500
     Convertible notes payable                   445,000           365,000
                                             -------------     -------------
                                               3,190,999         3,171,074

Commitments and Contingencies

Stockholders' Deficit
     Common stock,  par value $0.001 per
         share;  25,000,000  shares
         authorized; 5,360,821 and 5,170,697
         shares issued and outstanding
         at June 30, 2002 and March 31, 2002,
         respectively                              5,361             5,171
     Additional paid-in capital                7,708,847         7,391,382
     Stock options and warrants                3,546,596         3,571,310
     Deficit accumulated during
         development stage                   (13,564,566)      (13,165,399)
                                             -------------     -------------

                                              (2,303,762)       (2,197,536)
                                             -------------     -------------

                                             $   887,237       $   973,538
                                             =============     =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Three Months Ended June 30, 2002 and
                    2001 and For the Period January 31, 1984
                        (Inception) Through June 30, 2002

--------------------------------------------------------------------------------

                                   (Unaudited)

                                                                                     January 31,
                                                Three Months      Three Months          1984
                                                   Ended             Ended           (Inception)
                                                  June 30,          June 30,           Through
                                                    2002              2001          June 30, 2002
                                             ----------------   ----------------   ----------------

REVENUES
     Grant income                            $          -       $         -        $   1,424,012
     Subcontract income                                 -                 -               73,746
     Sale of research and development                   -                 -               35,810
                                             ----------------   ----------------   ----------------
                                                        -                 -            1,533,568

EXPENSES
     Personnel                                    133,442           118,377            4,736,855
     Professional fees                            110,347           231,238            2,776,237
     Other amortization                            35,414            75,419              384,405
     Rent                                          16,030            20,622              689,923
     Depreciation                                   5,465             6,930              179,914
     Amortization of goodwill                           -                 -               99,692
     Impairment of goodwill                             -                 -              897,227
     Other expenses                                16,826            53,609            1,637,445
                                             ----------------   ----------------   ----------------
                                                  317,524           506,195           11,401,698

OTHER EXPENSE (INCOME)
     Interest and other debt expenses              83,259           153,387            3,577,860
     Other charges                                      -                 -              211,758
     Other income                                  (1,616)                -              (75,767)
     Interest income                                    -                 -              (17,415)
                                             ----------------   ----------------   ----------------
                                                   81,643           153,387            3,696,436
                                             ----------------   ----------------   ----------------

NET LOSS BEFORE PROVISION FOR
  INCOME TAXES                                   (399,167)         (659,582)         (13,564,566)

PROVISION FOR INCOME TAXES                              -                 -                  -
                                             ----------------   ----------------   ----------------

NET LOSS                                     $   (399,167)      $  (659,582)       $  (13,564,566)
                                             ================   ================   ================


BASIC AND DILUTED LOSS PER
  COMMON SHARE                               $     (0.08)       $    (0.19)
                                             ================   ================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES
  OUTSTANDING                                   5,234,072         3,417,029
                                             ================   ================

The accompanying notes are an integral part of these condensed consolidated financial statements.


--------------------------------------------------------------------------------

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Three  Months Ended June 30, 2002 and
               2001  and  For  the   Period   January   31,   1984
                       (Inception) Through June 30, 2002
--------------------------------------------------------------------------------


                                   (Unaudited)

                                                                                               January 31,
                                                                                                  1984
                                                        Three Months       Three Months        (Inception)
                                                           Ended              Ended              Through
                                                          June 30,           June 30,            June 30,
                                                            2002               2001                2002
                                                      ----------------   ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $    (399,167)     $    (659,582)     $ (13,564,566)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                           40,879             82,349            664,011
     Gain on sale of furniture and equipment                     -                  -             (13,065)
     Interest and debt expenses related to
         warrants                                           (24,714)            92,728          2,590,022
     Common stock, warrants and options issued
         for services                                        40,385             16,000          1,911,819
     Beneficial conversion feature of convertible
         notes payable                                       80,000                 -             415,000
     Impairment of goodwill                                      -                  -             897,227
     Deferred compensation forgiven                              -                  -             217,223
     Changes in operating assets and liabilities:
         Prepaid expenses                                     5,863              7,245             26,612
         Other assets                                            -                  -              (1,955)
         Accounts payable and accrued liabilities            78,362             37,763          1,238,581
         Due to related parties                              99,218            (64,923)         1,172,573
                                                      ----------------   ----------------   ----------------
Net cash used in operating activities                       (79,174)          (488,420)        (4,446,518)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment                           -             (30,804)          (208,186)
Acquisition of patents and patents pending                  (10,986)           (19,597)          (314,785)
Proceeds from sale of furniture and equipment                    -                  -              17,065
Cash of acquired company                                         -                  -              10,728
                                                      ----------------   ----------------   ----------------

Net cash used in investing activities                       (10,986)           (50,401)          (495,178)

                                               (continued)

                                       5

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Three  Months Ended June 30, 2002 and
               2001  and  For  the   Period   January   31,   1984
                       (Inception) Through June 30, 2002
--------------------------------------------------------------------------------

                                 (Unaudited)


                                                                                              January 31,
                                                                                                 1984
                                                        Three Months     Three Months        (Inception)
                                                           Ended             Ended              Through
                                                          June 30,         June 30,            June 30,
                                                            2002             2001                2002
                                                      ----------------   ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable               $     105,000      $        -         $   2,043,000
Principal payments in notes payable                         (25,000)              -               (25,000)
Net proceeds from issuance of common stock                       -            689,264           2,924,203
                                                      ----------------   ----------------   ----------------

Net cash provided by financing activities                    80,000           689,264           4,942,203
                                                      ----------------   ----------------   ----------------

NET (DECREASE) INCREASE IN CASH                             (10,160)          150,443                 507

CASH - beginning of period                                   10,667             6,058                  -
                                                      ----------------   ----------------   ----------------

CASH - end of period                                  $         507      $    156,501       $         507
                                                      ===============    ================   ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

--------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

       Aethlon Medical, Inc. (the "Company") engages in the research and development of a medical device known as the Hemopurifier(TM) that removes harmful substances from the blood. The Company is in the development stage on the Hemopurifier and significant research and testing are still needed to reach commercial viability. Any resulting medical device or process will require approval by the U.S. Food and Drug Administration ("FDA"), and the Company has not yet begun efforts to obtain FDA approval on its current lead product candidate, which may take several years. Since many of the Company's patents were issued in the 1980's, they are scheduled to expire in the near future. Thus, such patents may expire before FDA approval, if any, is obtained.

       The Company is classified as a development stage enterprise under accounting principles generally accepted in the United States ("GAAP"), and has not generated revenues from its principal operations.

       The Company's common stock is quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers under the symbol "AEMD".

     The accompanying unaudited condensed consolidated financial statements of Aethlon Medical, Inc. (the "Company") have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002, which includes audited financial statements and footnotes as of and for the years ended March 31, 2002 and 2001.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The summary of significant accounting policies of the Company presented below is designed to assist the reader in understanding the Company's consolidated financial statements. Such financial statements and related notes are the representations of Company management, who is responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

Principles of Consolidation
---------------------------

     The accompanying condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its legal wholly-owned subsidiaries Aethlon, Inc., Hemex, Inc. and Cell Activation, Inc. ("Cell") (collectively hereinafter referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Loss per Common Share
---------------------

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

Recent Accounting Pronouncements
--------------------------------

     In July 2001, the FASB issued Statements No. 141, " Business Combinations " ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by the purchase method. SFAS 142 provides that all existing and newly acquired goodwill and certain intangible assets will no longer be amortized but will be tested for impairment at least annually and written down only when impaired. Additionally, the FASB has recently issued Statements No. 143, " Accounting for Asset Retirement Obligations " ("SFAS 143") and No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets " ("SFAS 144"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. For the three-month period ended June 30, 2002, the Company adopted SFAS 141, 142 and 144. There was no significant effect on the Company's June 30, 2002 financial statements. Management does not expect that the requirements of SFAS 143 will have a significant impact on the Company's future financial statements.

Reclassifications
-----------------

     Certain reclassification have been made to the June 30, 2001 financial statement presentation to correspond to the June 30, 2002 format.


NOTE 3. DEBT-TO-EQUITY CONVERSION PROGRAM

     In March 2002, the Company extended an offer to certain note holders and vendors to convert past due amounts into restricted common stock and warrants to purchase common stock of the Company. The offer entailed the conversion of liabilities at a conversion of one share and one-half of a warrant for every $1.25 converted. The warrants have an exercise price of $2.00 per share and expire three years from the date of issuance.

      During the quarter ended June 30, 2002, note holders and vendors representing liabilities in the aggregate amounts of approximately $238,000 converted their debt in exchange for 190,124 shares of Common Stock and 95,061 warrants to purchase common stock. Such warrants were valued using the

Black-Scholes option pricing model at approximately $31,000 for the quarter ended June 30, 2002. The conversion rate exceeded the estimated market value of the Company's common stock.

NOTE 4. NOTES PAYABLE

     At June 30, 2002, all outstanding promissory notes in the aggregate principal amount of $472,500 were past due and in default.

     On May 31, 2002, the Company issued notes to two investors in the total amount of $25,000, bearing interest at 10% per annum. Principal and interest thereon became due June 9, 2002 and are now in default.

     The Company is currently seeking other financing arrangements to retire all past due notes.

NOTE 5. CONVERTIBLE NOTES PAYABLE

     On April 18, 2002, the Company issued a convertible note in the amount of $50,000 to an investor bearing interest at 8% per annum, with principal and interest thereon due July 19, 2002. On May 3, 2002, the Company issued a convertible note in the amount of $30,000 to an investor bearing interest a 10% per annum, with principal and interest thereon due June 2, 2002, and is now in default.

      Both notes may be converted to common stock of the Company at any time at the option of the respective holder. The conversion price is the lower rate of $1.25 per share or the offering terms set for any private equity offering initiated during the term of these notes. A beneficial conversion feature approximating $80,000 was recorded during the quarter ended June 30, 2002.

      The Company is seeking other financing arrangements to retire these notes, should the investors choose not to convert.

NOTE 6. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced a loss of approximately $13.6 million for the period from January 31, 1984 (Inception) through June 30, 2002. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Such factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management is in discussions with potential investors to pursue additional capital infusions into the Company, which management believes are necessary until such time that revenues achieve profitability levels.

     The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and generate sufficient revenue and operated cash flow to meet its obligations on a timely basis.


NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration Rights Agreements
------------------------------

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

Delinquent SEC Filing
---------------------

     The Company's March 31, 2002 Form 10-KSB did not contain certain disclosure items in its Management's Discussion and Analysis or Plan or Operation section including Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Certain Relationships and Related Transactions. Such filing delinquencies constitute securities laws non-compliance and, among other actions enforceable by the SEC, could result in de-listing of the Company's common stock from the OTCBB.

In addition, any owners of the Company's restricted securities who are otherwise eligible to sell such securities under Rule 144 may be temporarily unable to do so until such filing delinquencies are cured.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

     Aethlon Medical is a development stage therapeutic device company that has not yet engaged in significant commercial activities. We are continuing to devote a significant portion of our resources to the advancement of our research and development efforts and are developing new treatments for the removal of targeted viruses and other intoxicants from the blood based on our proprietary Hemopurifier(TM) platform. Our main focus during fiscal 2002 was to further advance the HIV-Hemopurifier, AEMD-45.

     We recorded a consolidated net loss of $399,167 or $(0.08) per share and $659,582 or $(0.19) per share for the quarters ended June 30, 2002 and 2001, respectively.

Consolidated operating expenses were $317,524 for the three months ended June 30, 2002, versus $506,195 for the comparable period in fiscal year 2001. This decrease in operating expenses is attributable to decreased professional fees, amortization and other expenses partially offset by higher personnel expenses.

     We continue to carefully control costs and are pursuing various funding alternatives to support our business plan going forward.

Liquidity and Capital Resources
-------------------------------

     During the fiscal year ended March 31, 2001, we financed our operations through the private placement of approximately $1,365,000 of notes bearing interest at 12% per annum and convertible notes in the amount of $395,000 bearing interest at 8% per annum. During fiscal 2002, all of the 12% notes matured, increasing the interest to 15% per annum.

     In March 2002, the Company extended an offer to the 12% note holders and certain vendors to convert past due amounts into restricted common stock and warrants to purchase common stock of the Company. During the year ended March 31, 2002, note holders and vendors representing liabilities in the aggregate amount of approximately $1,020,000 converted their debt and approximately $238,000 in additional liabilities were converted subsequent to year end.

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

     During fiscal year 2002 and the first quarter of fiscal year 2003, we continued to issue promissory notes and convertible notes totaling $283,000.

     Additional funds in the aggregate amount of $200,000 were generated in January and February 2002, through the exercise of an option to purchase common stock of the Company by a consultant.

     We expect to raise additional capital within the next three months to fund research and development and other activities.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         The Company issued 190,124 unregistered shares of common stock during the quarter ended June 30, 2002. Such stock, generally referred to as "Rule 144 stock," were not registered under the Securities Act of 1933, as amended, in reliance upon an exemption from its registration requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         At August 19, 2002, various promissory and convertible notes payable in the aggregate principal amount of $917,500 have reached maturity and are past due. The Company is currently seeking other financing arrangements to retire all past due notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following documents are filed as part of this report:
         99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K filed during the quarter ended June 30, 2002.

              None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     AETHLON MEDICAL, INC

Date:  August 19, 2002
                                              By:    /s/ JAMES A. JOYCE
                                                 ---------------------------

                                                    James A. Joyce
                                                    Chairman, President and CEO