Form 10QSB
period 2002-09-30
AETHLON MEDICAL INC
filed 2002-11-19
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
0
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2002

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

The number of shares of common stock of the registrant outstanding as of October 31, 2002 was 5,560,821.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at September 30, 2002 (unaudited) and March 31, 2002

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended September 30, 2002 and 2001 and for the period January 31, 1984 (Inception) through September 30, 2002

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended September 30, 2002 and 2001 and for the period January 31, 1984 (Inception) through September 30, 2002

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3. CONTROLS AND PROCEDURES

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                     PART I.
                              FINANCIAL INFORMATION

         All references to "us", "we", "Aethlon", "Aethlon Medical", or "the Company" refer to Aethlon Medical, Inc., its predecessors and its subsidiaries.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   September 30,     March 31,
                                                      2002             2002
                                                   (Unaudited)
                                                   -------------   -------------
                                     ASSETS
Current Assets
     Cash                                          $      1,225    $     10,667
     Prepaid expenses                                   121,564         140,788
                                                   -------------   -------------
                                                        122,789         151,455

Furniture and Equipment, net                             27,399          37,182
Patents and Patents Pending, net                        573,432         560,790
Employment Contract, net                                158,682         222,156
Other Assets                                              1,955           1,955
                                                   -------------   -------------

                                                   $    884,257    $    973,538
                                                   =============   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued
       liabilities                                 $  1,122,234    $  1,160,219
     Due to related parties                           1,281,968       1,073,355
     Notes payable                                      497,500         572,500
     Convertible notes payable                          595,000         365,000
                                                   -------------   -------------
                                                      3,496,702       3,171,074

Commitments and Contingencies

Stockholders' Deficit
     Common stock,  par value $0.001 per
         share; 25,000,000 shares authorized;
         5,508,821 and 5,170,697 shares issued
         and outstanding at September 30, 2002
         and March 31, 2002, respectively                 5,509           5,171
     Additional paid-in capital                       7,932,699       7,391,382
     Stock options and warrants                       3,660,596       3,571,310
     Deficit accumulated during
         development stage                          (14,211,249)    (13,165,399)
                                                   -------------   -------------

                                                     (2,612,445)     (2,197,536)
                                                   -------------   -------------

                                                   $    884,257    $    973,538
                                                   =============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                      AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Three and Six Months Ended September 30, 2002 and 2001 and For the
                          Period January 31, 1984 (Inception) Through September 30, 2002
                                                                                                     JANUARY 31,
                                                                                                         1984
                                     THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS      (INCEPTION)
                                        ENDED           ENDED           ENDED           ENDED          THROUGH
                                     SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                         2002           2001            2002             2001            2002
                                     -------------   -------------   -------------   -------------   -------------
REVENUES
  Grant income                       $         --    $         --    $         --    $         --    $  1,424,012
  Subcontract income                           --              --              --              --          73,746
  Sale of research and development             --              --              --              --          35,810
                                     -------------   -------------   -------------   -------------   -------------
                                               --              --              --              --       1,533,568

EXPENSES
  Personnel                               164,941         145,828         298,383         264,205       4,901,796
  Professional fees                       223,823         179,674         334,169         410,912       3,000,060
  Rent                                     14,455          17,720          28,805          38,342         704,378
  Depreciation                              5,515           5,465          10,980          12,395         185,429
  Amortization of goodwill                     --              --              --              --          99,692
  Other amortization                       35,414          33,780          70,828         109,199         419,819
  Impairment of goodwill                       --              --              --              --         897,227
  Other expenses                           32,150          49,590          50,657         103,199       1,669,090
                                     -------------   -------------   -------------   -------------   -------------
                                          476,298         432,057         793,822         938,252      11,877,491

OTHER EXPENSE (INCOME)
 Interest and other debt expenses         170,385         194,785         253,644         348,172       3,748,750
 Other charge                                  --          97,550              --          97,550         211,758
 Other income                                  --              --          (1,616)             --         (75,767)
 Interest income                               --              --              --              --         (17,415)
                                     -------------   -------------   -------------   -------------   -------------
                                          170,385         292,335         252,028         445,722       3,867,326
                                     -------------   -------------   -------------   -------------   -------------

NET LOSSS BEFORE PROVISION
  FOR INCOME TAXES                       (646,683)       (724,392)     (1,045,850)     (1,383,974)    (14,211,249)

PROVISION FOR INCOME TAXES                     --              --              --              --              --
                                     -------------   -------------   -------------   -------------   -------------

    NET LOSS                         ($   646,683)   ($   724,392)   ($ 1,045,850)   ($ 1,383,974)   ($14,211,249)
                                     =============   =============   =============   =============   =============

BASIC AND DILUTED LOSS PER
COMMON SHARE                         ($      0.12)   ($      0.20)   ($      0.20)   ($      0.39)
                                     =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               5,448,408       3,670,162       5,342,505       3,543,595
                                     =============   =============   =============   =============

                                                         4


                              AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                  (A Development Stage Company)
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Six Months Ended September 30, 2002 and 2001 and For the Period January
                         31, 1984 (Inception) Through September 30, 2002

                                           (Unaudited)

                                                                                   January 31,
                                                                                       1984
                                                     Six Months     Six Months      (Inception)
                                                        Ended          Ended          Through
                                                    September 30,   September 30,   September 30,
                                                         2002           2001            2002
                                                    -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $ (1,045,850)   $ (1,383,974)   $(14,211,249)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                        81,808         219,144         704,940
     Gain on sale of furniture and equipment                  --              --         (13,065)
     Interest and debt expenses related to
         warrants                                        (24,714)        182,403       2,590,022
     Common stock, warrants and options issued
         for services                                     57,000         227,681       1,928,434
     Beneficial conversion feature of convertible
         notes payable                                   230,000          25,000         565,000
     Impairment of goodwill                                   --              --         897,227
     Deferred compensation forgiven                           --              --         217,223
     Changes in operating assets and liabilities:
         Prepaid expenses                                 76,224           9,934          96,973
         Other assets                                         --              --          (1,955)
         Accounts payable and accrued liabilities         99,670          (2,858)      1,259,889
         Due to related parties                          233,612          45,028       1,306,967
                                                    -------------   -------------   -------------
Net cash used in operating activities                   (292,250)       (677,642)     (4,659,594)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment                    (1,197)        (30,804)       (209,383)
Acquisition of patents and patents pending               (19,995)        (33,511)       (323,794)
Proceeds from sale of furniture and equipment                 --              --          17,065
Cash of acquired company                                      --              --          10,728
                                                    -------------   -------------   -------------

Net cash used in investing activities                    (21,192)        (64,315)       (505,384)

                                           (continued)

                                                5

           The accompanying notes are an integral part of these condensed consolidated financial statements.



                              AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                  (A Development Stage Company)
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Six Months Ended September 30, 2002 and 2001 and For the Period January
                         31, 1984 (Inception) Through September 30, 2002

                                           (Unaudited)


                                                                                   January 31,
                                                                                       1984
                                                     Six Months     Six Months      (Inception)
                                                        Ended          Ended          Through
                                                    September 30,   September 30,   September 30,
                                                         2002           2001            2002
                                                    -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable             $    255,000    $     25,000    $  2,193,000
Principal payments in notes payable                      (25,000)             --         (25,000)
Net proceeds from issuance of common stock                74,000         711,764       2,998,203
                                                    -------------   -------------   -------------

Net cash provided by financing activities                304,000         736,764       5,166,203
                                                    -------------   -------------   -------------

NET (DECREASE) INCREASE IN CASH                           (9,442)         (5,193)          1,225
CASH - beginning of period                                10,667           6,058              --
                                                    -------------   -------------   -------------

CASH - end of period                                $      1,225    $        865    $      1,225
                                                    =============   =============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                6

/

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

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

The accompanying unaudited condensed consolidated financial statements of Aethlon Medical, Inc. (the "Company") have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002, which includes audited financial statements and footnotes as of and for the years ended March 31, 2002 and 2001.

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

LOSS PER COMMON SHARE
---------------------

Loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive. The total potential common shares that have not been included in such computation are approximately 3,900,000 at September 30, 2002.

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

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to the September 30, 2001 financial statement presentation to correspond to the September 30, 2002 format.

NOTE 3. DEBT-TO-EQUITY CONVERSION PROGRAM

In March 2002, the Company extended an offer to certain note holders and vendors to convert past due amounts into restricted common stock and warrants to purchase common stock of the Company. The offer entailed the conversion of liabilities at a conversion of one share and one-half of a warrant for every $1.25 converted. The warrants have an exercise price of $2.00 per share and expire three years from the date of issuance. During the quarter ended September 30, 2002, there were no conversions of debt.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 4. CONVERTIBLE NOTES PAYABLE

CONVERTIBLE NOTES
-----------------

On July 2, 2002, the Company issued a convertible note in the amount of $50,000 to an investor bearing interest at 10% per annum, with principal and interest thereon due January 3, 2003. On August 9, 2002, the Company issued a convertible note in the amount of $50,000 to an investor bearing interest a 10% per annum, with principal and interest thereon due February 10, 2003. On August 15, 2002, the Company issued a convertible note in the amount of $50,000 to an investor bearing interest a 10% per annum, with principal and interest thereon due February 16, 2003. All three notes may be converted to common stock of the Company at any time at the option of the respective holder at the conversion price of $0.50 per share. A beneficial conversion feature approximating $150,000 was recorded during the quarter ended September 30, 2002.

The Company is currently in default on approximately $942,500 of amounts owed under various notes payable and is currently seeking other financing arrangements to retire all past due notes.

NOTE 5. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced a loss of approximately $14 million for the period from January 31, 1984 (Inception) through September 30, 2002. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Such factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management is in discussions with potential investors to pursue additional capital infusions into the Company, which management believes are necessary at least until such time that the Company generates sufficient revenues and achieves profitability and positive cash flow.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

REGISTRATION RIGHTS AGREEMENTS
------------------------------

The Company is obligated under various agreements to register its common stock, including the common stock underlying certain warrants and options. The Company is subject to penalties for failure to register such securities, the amount of which could be material to the Company's financial condition, results of operations and cash flows. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission in December, 2000 to register the necessary securities. However, such registration statement was never declared effective. Management is currently unaware of any potential claims related to the lack of registration and plans to file a revised registration statement as funds to cover registration expenses become available. The Company may incur additional charges in exchange for further waivers through the date of an effective registration statement.

DELINQUENT SEC FILING
---------------------

The Company's March 31, 2002 Form 10-KSB did not contain certain disclosure items in its Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Certain Relationships and Related Transactions. Such sections were intended to be incorporated by reference in the Company's proxy statement, which was not filed. The failure to file the proxy statement with the disclosure required in Form 10-KSB constitutes non-compliance with the periodic reporting requirements of the Securities and Exchange Act of 1934 (the "Exchange Act") and, among other things, could result in de-listing of the Company's common stock from the Over-the-Counter Bulletin Board ("OTCBB").

In addition, any owners of the Company's restricted securities who are otherwise eligible to sell such securities under Rule 144 may be temporarily unable to do so until such filing delinquency is cured. The Company intends to file an amendment to its Annual Report on Form 10-KSB for the year ended March 31, 2002 to cure such delinquency.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 7. STOCK TRANSACTIONS

In January 2002, the Company entered into a consulting agreement under which the consultant was granted an option to purchase up to 400,000 shares of restricted common stock of the Company at the exercise price of $0.50 per share, expiring January 2003. On February 12, 2002, the consultant exercised all 400,000 options. Such options were valued at approximately $562,000, using the Black-Scholes option pricing model. In July 2002, the Company extended the original agreement by six months to expire July 2003. As a result of extending the agreement, the consultant received an additional option to purchase up to 200,000 shares of restricted common stock of the Company at the exercise price of $0.50 per share. During the quarter ended September 30, 2002, the Company issued 148,000 shares of restricted common stock in exchange for $74,000 in cash under such agreement. Such options were valued at approximately $114,000 using the Black-Scholes option pricing model of which $57,000 was charged to expense in the accompanying condensed consolidated statements of operations and $57,000 is included in prepaid expenses at September 30, 2002.

NOTE 8. SUBSEQUENT EVENT

In October 2002, the Company issued 52,000 shares of Restricted Common Stock in connection with the exercise of options for cash totaling $26,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of Aethlon Medical's financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by the condensed consolidated financial statements and notes thereto, included in Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

FORWARD LOOKING STATEMENTS
--------------------------

All statements, other than statements of historical fact, included in this Form 10-QSB are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Exchange Act. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Aethlon Medical, Inc. ("the Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation, completion of the Company's capital-raising activities, FDA approval of the Company's products, other regulations, patent protection of the Company's proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-QSB, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

THE COMPANY
-----------

Aethlon Medical is a development stage therapeutic device company that has not yet engaged in significant commercial activities. We are continuing to devote a significant portion of our resources to the advancement of our research and development efforts and are developing new treatments for the removal of targeted viruses and other intoxicants from the blood based on our proprietary Hemopurifier(TM) platform technology. Our main focus during fiscal 2002 was to further advance the HIV-Hemopurifier, know as AEMD-45.

Our principal executive office is located at 7825 Fay Avenue, Suite 200, La Jolla, California 92037. Our telephone number is 858/456-5777, and our website is www.aethlonmedical.com.

         We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 450 Fifth Street NW, Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

         Our common stock, par value $0.001 per share, is traded on the OTCBB under the symbol "AEMD".

CRITICAL ACCOUNTING POLICIES
----------------------------

         The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

         We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require our most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to stock purchase warrants issued with notes payable, beneficial conversion feature of convertible notes payable, impairment of intangible assets and long lived assets, contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

RESULTS OF OPERATIONS
---------------------

THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

OPERATING EXPENSES
------------------

Consolidated operating expenses were $476,298 for the three months ended September 30, 2002, versus $432,057 for the comparable period ended September 30, 2001. This increase of 10.2% in operating expenses is attributable to increased professional fees, amortization and personnel expenses, that were principally due to increased staff and professionals associated with strategic and financial planning activities.

NET LOSS
--------

We recorded a consolidated net loss of ($646,683) and ($724,392) for the quarters ended September 30, 2002 and 2001, respectively. The decrease in net loss of 10.7% was primarily attributable to decreased financing costs associated with warrants and debt conversions.

Basic and diluted loss per common share were ($0.12) for the three month period ended September 30, 2002 compared to ($0.20) for the same period ended September 30, 2001, representing a reduction in basic and diluted loss per share of 40.0%. This reduction in loss per share was primarily attributable to the increase in the weighted average number of shares outstanding during the three month period ended September 30, 2002, as compared to the three month period ended September 30, 2001.

THE SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2001.

OPERATING EXPENSES
------------------

Consolidated operating expenses were $793,822 for the six months ended September 30, 2002, versus $938,252 for the comparable period ended September 30, 2002. This decrease of 15.4% in operating expenses is attributable to decreased professional fees, amortization and other expenses partially offset by higher personnel expenses, that were principally due to increased staff and professionals associated with strategic and financial planning activities.

We continue to carefully control costs and are pursuing various funding alternatives to support our business plan going forward.

NET LOSS
--------

We recorded a consolidated net loss of ($1,045,850) and ($1,383,974) for the six-month periods ended September 30, 2002 and 2001, respectively. The decrease in net loss of 24.4% was primarily attributable to decreases in financing costs, professional fees, amortization and other expenses partially offset by higher personnel expenses, that were principally due to increased staff and professionals associated with strategic and financial planning activities

Basic and diluted loss per common share were ($0.20) for the six month period ended September 30, 2002 compared to ($0.39) for the same period ended September 30, 2001, representing a reduction in basic and diluted loss per share of 48.7%. This reduction in loss per share was primarily attributable to the increase in the weighted average number of shares outstanding during the six month period ended September 30, 2002 as compared the six month period ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

To date, we have funded our capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. Our cash position at September 30, 2002 was $1,225 as compared to $10,667, at March 31, 2002, representing a decrease of 88.5%.

         During the six months ended September 30, 2002, operating activities used net cash of $292,250. We received $74,000 from the sale of common stock. In addition, during the six months ended September 30, 2002, we received $255,000 from notes payable issued. During the six month period ended September 30, 2002, net cash used in operating activities primarily consisted of net loss of $1,045,850. Net loss was offset by the change in other net assets (excluding cash) of $409,506 and was increased by interest and debt expenses related to warrants of $24,714. This change in net assets (excluding cash) was compensated by
         -    $57,000 in common stock paid for services in lieu of cash,
         - $230,000 in beneficial conversion feature of convertible notes payable, and
         -    $81,808 in depreciation and amortization.

         Changes in current assets and current liabilities resulted in a negative working capital position of ($3,373,913) at September 30, 2002 as compared to a negative working capital of ($3,019,619) at March 31, 2002. Our current deficit in working capital requires us to obtain funds in the short-term to be able to continue in business, and in the longer term to fund research and development on products not yet ready for market. We are seeking to fund these and other operating needs in the next 12 months from funds to be obtained through a corporate acquisition of or merger with another entity with greater financial resources, or from the proceeds of additional private placements or public offerings of debt or equity securities, or both.

Due to the our recurring losses from operations, and continued need for capital, our independent certified public accountants have included an explanatory paragraph in their audit report in the Company's Form 10-KSB at March 31, 2002 stating that these factors raise substantial doubt about the Company's ability to continue as a going concern.

During the fiscal year ended March 31, 2001, we financed our operations through the private placement of approximately $1,365,000 of notes bearing interest at 12% per annum and convertible notes in the amount of $395,000 bearing interest at 8% per annum. During fiscal 2002, all of the 12% notes matured, increasing the interest to 15% per annum.

In March 2002, the Company extended an offer to the 12% note holders and certain vendors to convert past due amounts into restricted common stock and warrants to purchase common stock of the Company. During the year ended March 31, 2002, note holders and vendors representing liabilities in the aggregate amount of approximately $1,020,000 converted their debt and approximately $238,000 in additional liabilities were converted subsequent to the fiscal year ended March 31, 2002.

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

During fiscal year ended March 31, 2002, we continued to issue promissory notes and convertible notes totaling $178,000. During the six month period ended September 30, 2002, we issued promissory notes and convertible notes totaling$255,000.

Additional funds in the aggregate amount of $200,000 were generated in January and February 2002, through the exercise of an option to purchase 400,000 shares of the Company's restricted common stock by a consultant. During the quarter ended September 30, 2002, funds totaling $74,000 were received from the same consultant through the exercise of an option to purchase 148,000 shares of the Company's restricted common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES

The Company issued 338,124 unregistered shares of common stock during the six month period ended September 30, 2002. Such shares were not registered under the Securities Act of 1933, as amended, in reliance upon an exemption from its registration requirements. In October 2002, the Company issued 52,000 shares of Restricted Common Stock in connection with the exercise of options for cash totalling $26,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $862,500 have reached maturity and are past due. The Company is currently seeking other financing arrangements to retire all past due notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following documents are filed as part of this report:
       Pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 99.1 Certification of the Chief Executive Officer 99.2 Certification of the Chief Financial Officer

(b) Reports on Form 8-K filed during the quarter ended September 30, 2002.

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AETHLON MEDICAL, INC

Date: November 19, 2002

BY: /S/ JAMES A. JOYCE                  BY: /S/ EDWARD C. HALL
    ---------------------------             ---------------------------
      JAMES A. JOYCE                        EDWARD C. HALL
      CHAIRMAN, PRESIDENT AND               CHIEF FINANCIAL OFFICER
      CHIEF EXECUTIVE OFFICER

                              AETHLON MEDICAL, INC.

                    Certification of Chief Executive Officer
                        Pursuant to Section 302(a) of the
                           Sarbanes-Oxley Act of 2002

I, James A. Joyce, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aethlon Medical, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James A. Joyce                           November 19, 2002
---------------------------                  ----------------------
James A. Joyce                                       Date
Chairman, President and CEO

                              AETHLON MEDICAL, INC.

      Certification of Chief Financial Officer/Principal Accounting Officer
                        Pursuant to Section 302(a) of the
                           Sarbanes-Oxley Act of 2002

I, Edward C. Hall, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aethlon Medical, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Edward C. Hall                           November 19, 2002
---------------------------                  --------------------
Edward C. Hall                                       Date
CFO/Principal Accounting Officer