Form 10QSB
period 2002-12-31
AETHLON MEDICAL INC
filed 2003-02-19
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
0
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                   For the transition period from _____to_____

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

The number of shares of common stock of the registrant outstanding as of February 11, 2003 was 5,921,052.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at December 31, 2002 (unaudited) and March 31, 2002

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended December 31, 2002 and 2001 and for the period January 31, 1984 (Inception) through December 31, 2002

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 31, 2002 and 2001 and for the period January 31, 1984 (Inception) through December 31, 2002

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                     PART I.
                              FINANCIAL INFORMATION

         All references to "us", "we", "Aethlon", "Aethlon Medical", or "the Company" refer to Aethlon Medical, Inc., its predecessors and its subsidiaries.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   December 31,     March 31,
                                                      2002             2002
                                                   (Unaudited)
                                                   -------------   -------------
                                     ASSETS
Current Assets
     Cash                                          $     14,446    $    10,667
     Prepaid expenses                                    23,771        140,788
     Other current assets                                 2,150             --
                                                   -------------   -------------
                                                         40,367         151,455

Furniture and Equipment, net                             22,048          37,182
Patents and Patents Pending, net                        592,198         560,790
Employment Contract, net                                126,945         222,156
Other Assets                                              1,955           1,955
                                                   -------------   -------------

                                                   $    783,513    $    973,538
                                                   =============   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued
       liabilities                                 $  1,202,006    $  1,160,219
     Due to related parties                           1,344,530       1,073,355
     Notes payable                                      487,500         572,500
     Convertible notes payable                          680,000         365,000
                                                   -------------   -------------
                                                      3,714,036       3,171,074

Commitments and Contingencies

Stockholders' Deficit
     Common stock,  par value $0.001 per
         share; 25,000,000 shares authorized;
         5,633,052 and 5,170,697 shares issued
         and outstanding at December 31, 2002
         and March 31, 2002, respectively                 5,633           5,171
     Additional paid-in capital                       8,020,775       7,391,382
     Stock options and warrants                       3,660,596       3,571,310
     Deficit accumulated during
         development stage                          (14,617,527)    (13,165,399)
                                                   -------------   -------------

                                                     (2,930,523)     (2,197,536)
                                                   -------------   -------------

                                                   $    783,513    $    973,538
                                                   =============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Three and Nine Months Ended December 31, 2002 and 2001 and For the
                          Period January 31, 1984 (Inception) Through December 31, 2002
(Unaudited)
                                                                                                      JANUARY 31,
                                                                                                         1984
                                     THREE MONTHS    THREE MONTHS     NINE MONTHS      NINE MONTHS    (INCEPTION)
                                        ENDED           ENDED           ENDED           ENDED          THROUGH
                                     DECEMBER 31,   DECEMBER 31,     DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                         2002           2001            2002             2001            2002
                                     -------------   -------------   -------------   -------------   -------------
REVENUES
  Grant income                       $         --    $         --    $         --    $         --    $  1,424,012
  Subcontract income                           --              --              --              --          73,746
  Sale of research and development             --              --              --              --          35,810
                                     -------------   -------------   -------------   -------------   -------------
                                               --              --              --              --       1,533,568

EXPENSES
  Personnel                               103,635         147,594         401,018         411,799       5,005,431
  Professional fees                       165,654         176,539         500,823         587,451       3,165,714
  Rent                                     15,921          14,502          44,726          52,844         720,299
  Depreciation                              5,351           5,465          16,332          17,860         190,780
  Amortization of goodwill                     --              --              --              --          99,692
  Other amortization                       31,737          33,779         102,565         142,978         451,556
  Impairment of goodwill                       --              --              --              --         897,227
  Other expenses                           33,172          26,574          83,829         125,052       1,702,263
                                     -------------   -------------   -------------   -------------   -------------
                                          355,470         404,453       1,149,293       1,337,984      12,232,961
OTHER EXPENSE (INCOME)
 Interest and other debt expenses          50,849         216,169         304,493         564,341       3,799,599
 Other charge                                  --              --              --          97,550         211,758
 Other income                                  --              --          (1,616)             --         (75,767)
 Interest income                              (42)            --              (42)             --         (17,457)
                                     -------------   -------------   -------------   -------------   -------------
                                           50,807         216,169         302,835         661,891       3,918,133
                                     -------------   -------------   -------------   -------------   -------------

NET LOSS BEFORE PROVISION
  FOR INCOME TAXES                       (406,277)       (620,622)     (1,452,128)     (1,999,875)    (14,617,527)

PROVISION FOR INCOME TAXES                     --              --              --              --              --
                                     -------------   -------------   -------------   -------------   -------------

    NET LOSS                         ($   406,277)   ($   620,622)   ($ 1,452,128)   ($ 1,999,875)   ($14,617,527)
                                     =============   =============   =============   =============   =============

BASIC AND DILUTED LOSS PER
COMMON SHARE                         ($      0.07)   ($      0.17)   ($      0.27)   ($      0.55)
                                     =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               5,586,904       3,756,327       5,433,046       3,614,506
                                     =============   =============   =============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.




                              AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                  (A Development Stage Company)
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended December 31, 2002 and 2001 and For the Period January
                         31, 1984 (Inception) Through December 31, 2002

                                           (Unaudited)
                                                                                   January 31,
                                                                                       1984
                                                     Nine Months     Nine Months    (Inception)
                                                        Ended          Ended          Through
                                                     December 31,   December 31,   December 31,
                                                         2002           2001            2002
                                                    -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $ (1,452,128)   $ (1,999,875)   $(14,617,527)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                       118,897         160,839         742,029
     Gain on sale of furniture and equipment                  --              --         (13,065)
     Interest and debt expenses related to
         warrants                                        (24,714)        227,291       2,590,022
     Common stock, warrants and options issued
         for services                                    159,000         236,170       2,030,434
     Beneficial conversion feature of convertible
         notes payable                                   245,700         128,000         580,700
     Impairment of goodwill                                   --              --         897,227
     Deferred compensation forgiven                           --              --         217,223
     Changes in operating assets and liabilities:
         Accounts receivable                                  --           4,689              --
         Prepaid expenses                                117,017           6,934         137,766
         Other assets                                     (2,150)             --          (4,105)
         Accounts payable and accrued liabilities        179,442          311,088       1,339,661
         Due to related parties                          296,175          152,169       1,369,530
                                                    -------------   -------------   -------------
Net cash used in operating activities                   (362,761)       (772,695)     (4,730,105)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment                    (1,197)        (30,804)       (209,383)
Acquisition of patents and patents pending               (38,763)        (40,471)       (342,562)
Proceeds from sale of furniture and equipment                 --              --          17,065
Cash of acquired company                                      --              --          10,728
                                                    -------------   -------------   -------------

Net cash used in investing activities                    (39,960)        (71,275)       (524,152)

                                           (continued)

                                                5
The accompanying notes are an integral part of these condensed consolidated financial statements.




                              AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                  (A Development Stage Company)
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Six Months Ended December 31, 2002 and 2001 and For the Period January
                         31, 1984 (Inception) Through December 31, 2002

                                           (Unaudited)


                                                                                   January 31,
                                                                                       1984
                                                     Nine Months     Nine Months      (Inception)
                                                        Ended          Ended          Through
                                                    December 31,   December 31,   December 31,
                                                         2002           2001            2002
                                                    -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable             $    340,000    $    128,000    $  2,278,000
Principal payments of notes payable                      (35,000)             --         (35,000)
Net proceeds from issuance of common stock               101,500         711,764       3,025,703
                                                    -------------   -------------   -------------

Net cash provided by financing activities                406,500         839,764       5,268,703
                                                    -------------   -------------   -------------

NET (DECREASE) INCREASE IN CASH                            3,779          (4,206)         14,446
CASH - beginning of period                                10,667           6,058              --
                                                    -------------   -------------   -------------

CASH - end of period                                $     14,446    $      1,852    $     14,446
                                                    =============   =============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                6

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2002

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

The accompanying unaudited condensed consolidated financial statements of Aethlon Medical, Inc. (the "Company") have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002, which includes audited financial statements and footnotes as of and for the years ended March 31, 2002 and 2001.

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2002

LOSS PER COMMON SHARE
---------------------

Loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive. The total potential common shares that have not been included in such computation are approximately 4,150,000 at December 31, 2002.

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

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123, "which is effective for fiscal years beginning after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management has not determined the effect, if any, of SFAS 148 on the Company's future financial statements.

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to the December 31, 2001 financial statement presentation to correspond to the December 31, 2002 format.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2002

NOTE 3. CONVERTIBLE NOTES PAYABLE

CONVERTIBLE NOTES
-----------------

On July 2, 2002, the Company issued a convertible note in the amount of $50,000 to an investor bearing interest at 10% per annum, with principal and interest thereon due January 3, 2003. On August 9, 2002, the Company issued a convertible note in the amount of $50,000 to an investor bearing interest at 10% per annum, with principal and interest thereon due February 10, 2003. On August 15, 2002, the Company issued a convertible note in the amount of $50,000 to an investor bearing interest at 10% per annum, with principal and interest thereon due February 16, 2003. All three notes may be converted to common stock of the Company at any time at the option of the respective holder at the conversion price of $0.50 per share. A beneficial conversion feature approximating $150,000 was recorded during the quarter ended September 30, 2002. In the three months ended December 31, 2002, the Company issued five convertible notes totaling $45,000 with the right of the noteholders to convert to common stock at a conversion price of $0.50 per share. During the quarter, an existing noteholder increased its advances to the Company by $40,000 to a total of $140,000. In consideration, the Company granted the noteholder a warrant to purchase 580,000 shares of common stock at a price of $0.25 per share and a security interest in certain assets of the Company. The new note bears interest at 10% per annum, with principal and interest thereon due
April 30, 2003. A beneficial conversion feature approximating $15,700 was recorded during the quarter ended December 31, 2002.

The Company is currently in default on approximately $857,500 of amounts owed under various notes payable and is currently seeking other financing arrangements to retire all past due notes.

NOTE 4. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced a loss of approximately $15 million for the period from January 31, 1984 (Inception) through December 31, 2002. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Such factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management is in discussions with potential investors to pursue additional capital infusions into the Company, which management believes are necessary at least until such time that the Company generates sufficient revenues and achieves profitability and positive cash flow.

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

REGISTRATION RIGHTS AGREEMENTS
------------------------------

The Company is obligated under various agreements to register its common stock, including the common stock underlying certain warrants and options. The Company is subject to penalties for failure to register such securities, the amount of which could be material to the Company's financial position, results of operations and cash flows. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission in December 2000 to register the necessary securities. However, such registration statement was never declared effective. Management is currently unaware of any potential claims related to the lack of registration and plans to file a revised registration statement as funds to cover registration expenses become available. The Company may incur additional charges in exchange for further waivers through the date of an effective registration statement.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2002

DELINQUENT SEC FILING
---------------------

The Company's March 31, 2002 Form 10-KSB did not contain certain disclosure items in its Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Certain Relationships and Related Transactions. Such sections were intended to be incorporated by reference in the Company's proxy statement, which was not filed. The failure to file the proxy statement with the disclosures required in Form 10-KSB constitutes non-compliance with the periodic reporting requirements of the Securities and Exchange Act of 1934 (the "Exchange Act") and, among other things, could result in de-listing of the Company's common stock from the Over-the-Counter Bulletin Board ("OTCBB").

In addition, any owners of the Company's restricted securities who are otherwise eligible to sell such securities under Rule 144 may be temporarily unable to do so until such filing delinquency is cured. The Company intends to file an amendment to its Annual Report on Form 10-KSB for the year ended March 31, 2002 to cure such delinquency.

NOTE 6. STOCK TRANSACTIONS

In January 2002, the Company entered into a consulting agreement under which the consultant was granted an option to purchase up to 400,000 shares of restricted common stock of the Company at the exercise price of $0.50 per share, expiring January 2003. On February 12, 2002, the consultant exercised all 400,000 options. Such options were valued at approximately $562,000, using the Black-Scholes option pricing model. In July 2002, the Company extended the original agreement by six months to expire July 2003. As a result of extending the agreement, the consultant received an additional option to purchase up to 200,000 shares of restricted common stock of the Company at the exercise price of $0.50 per share. During the quarter ended September 30, 2002, the Company issued 148,000 shares of restricted common stock in exchange for $74,000 in cash under such agreement. Such options were valued at approximately $114,000 using the Black-Scholes option pricing model all of which was charged to expense in the accompanying condensed consolidated statements of operations and $57,000 is included in prepaid expenses at September 30, 2002. $57,000 was charged to expense in the accompanying condensed consolidated statements of operations.

In October 2002, the Company issued 52,000 shares of Restricted Common Stock in connection with the exercise of options for cash totaling $26,000. In addition, in November 2002, a consultant was issued 3000 shares of Restricted Common Stock in consideration for cash of $1,500. Also in November, 2002, 69,231 shares were issued to another consultant in consideration of services performed valued at approximately $45,000.

NOTE 7. SUBSEQUENT EVENTS

In January and February 2003, investors purchased 288,000 shares of the Company's Restricted Common Stock for cash totaling $80,000.

In February 2003, a complaint was filed against the Company to collect a past due note. The plaintiff seeks repayment of past due principal and interest of approximately $65,000. The plaintiff also asserts that the Company violated state and federal securities laws and claims that the Company committed fraud in the issuance of the note. While the Company admits that it borrowed money from the plaintiff and that the note is past due, the Company disputes the plaintiff's allegations concerning state and federal securities law violations and fraud.

The Company has not yet answered this complaint and is seeking to settle the lawsuit by repaying the indebtedness. The Company has accrued such amount in the accompanying condensed consolidated financial statements.

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

We file annual, quarterly, special reports, proxy statements and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 450 Fifth Street NW, Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

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

RESULTS OF OPERATIONS
---------------------

THE THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001.

OPERATING EXPENSES
------------------

Consolidated operating expenses were $355,470 for the three months ended December 31, 2002, versus $404,453 for the comparable period ended December 31, 2001. This decrease of 12.1% in operating expenses is principally attributable to decreased professional fees and personnel expenses due to reduced professionals associated with strategic and financial planning activities reduced staff.

NET LOSS
--------

We recorded a consolidated net loss of ($406,277) and ($620,622) for the quarters ended December 31, 2002 and 2001, respectively. The decrease in net loss of 34.5% was primarily attributable to decreased professional fees and personnel expenses and decreased financing costs associated with warrants and debt conversions.

Basic and diluted loss per common share were ($0.07) for the three month period ended December 31, 2002 compared to ($0.17) for the same period ended December 31, 2001, representing a reduction in basic and diluted loss per share of 58.8%. This reduction in loss per share was primarily attributable to the decreased personnel, professional and financing costs, as well as the increase in the weighted average number of shares outstanding during the three month period ended December 31, 2002, as compared to the three month period ended December 31, 2001.

THE NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2001.

OPERATING EXPENSES
------------------

Consolidated operating expenses were $1,149,293 for the nine months ended December 31, 2002, versus $1,337,984 for the comparable period ended December 31, 2001. This decrease of 14.1% in operating expenses is primarily attributable to decreased professional fees, amortization and other expenses, due to relatively fewer professionals associated with strategic and financial planning activities as well as decreased personnel expenses due to reduced staff. .

We continue to carefully control costs and are pursuing various funding alternatives to support our business plan going forward.

NET LOSS
--------

We recorded a consolidated net loss of ($1,452,128) and ($1,999,875) for the nine-month periods ended December 31, 2002 and 2001, respectively. The decrease in net loss of 27.4% was primarily attributable to decreases in professional fees and financing costs, plus decreases in other expenses, amortization and personnel expenses.

Basic and diluted loss per common share were ($0.27) for the nine month period ended December 31, 2002 compared to ($0.55) for the same period ended December 31, 2001, representing a reduction in basic and diluted loss per share of 50.9%. This reduction in loss per share was primarily attributable to the decreased professional, financing and other costs, as well as the increase in the the weighted average number of shares outstanding during the nine month period ended December 31, 2002 as compared the nine month period ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

To date, we have funded our capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. Our cash position at December 31, 2002 was $14,446 as compared to $10,667, at March 31, 2002, representing an increase of 35.4%.

During the nine months ended December 31, 2002, operating activities used net cash of $362,761. We received $101,500 from the sale of common stock. In addition, during the nine months ended December 31, 2002, we received $340,000 from notes payable issued. During the nine month period ended December 31, 2002, net cash used in operating activities primarily consisted of net loss of $(1,452,128). Net loss was offset by the change in other net assets (excluding cash) of $590,484 and was increased by interest and debt expenses related to warrants of $24,714. This change in net assets (excluding cash) was offset by - $159,000 in common stock paid for services in lieu of cash, - $245,700 in beneficial conversion feature of convertible notes payable, and - $118,897 in depreciation and amortization.

Changes in current assets and current liabilities resulted in a negative working capital position of ($3,673,669) at December 31, 2002 as compared to a negative working capital of ($3,019,619) at March 31, 2002. Our current deficit in working capital requires us to obtain funds in the short-term to be able to continue in business, and in the longer term to fund research and development on products not yet ready for market. We are seeking to fund these and other operating needs in the next 12 months from funds to be obtained through a corporate acquisition of or merger with another entity with greater financial resources, or from the proceeds of additional private placements or public offerings of debt or equity securities, or both.

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

During fiscal year ended March 31, 2002, we continued to issue promissory notes and convertible notes totaling $178,000. During the nine month period ended December 31, 2002, we issued promissory notes and convertible notes totaling $340,000. Additional funds in the aggregate amount of $200,000 were generated in January and February 2002, through the exercise of an option to purchase 400,000 shares of the Company's restricted common stock by a consultant. During the quarter ended September 30, 2002, funds totaling $74,000 were received from the same consultant through the exercise of an option to purchase 148,000 shares of the Company's restricted common stock. During the quarter ended December 31, 2002, funds totaling $27,500 were received from the same consultant through the exercise of options and purchases of common stock totaling 55,000 shares of the Company's common stock.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2003, a complaint was filed against the Company to collect a past due note. The plaintiff seeks repayment of past due principal and interest of approximately $65,000. The plaintiff also asserts that the Company violated state and federal securities laws and claims that the Company committed fraud in the issuance of the note. While the Company admits that it borrowed money from the plaintiff and that the note is past due, the Company disputes the plaintiff's allegations concerning state and federal securities law violations and fraud.

The Company has not yet answered this complaint and is seeking to settle the lawsuit by repaying the indebtedness. The Company has accrued such amount in the accompanying condensed consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES

The Company issued 462,355 unregistered shares of common stock during the nine month period ended December 31, 2002. Such shares were not registered under the Securities Act of 1933, as amended, in reliance upon an exemption from its registration requirements. In January and February 2003, investors purchased 288,000 shares of the Company's Restricted Common Stock for cash totaling $80,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $857,500 have reached maturity and are past due. The Company is currently seeking other financing arrangements to retire all past due notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following documents are filed as part of this report:

       Pursuant to 18 U.S.C. ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 99.1 Certification of the Chief Executive Officer 99.2 Certification of the Chief Financial Officer

(b) Reports on Form 8-K filed during the quarter ended December 31, 2002.

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AETHLON MEDICAL, INC

Date: February 19, 2003

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

/s/ James A. Joyce                           February 19, 2003
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

/s/ Edward C. Hall                           February 19, 2003
---------------------------                  --------------------
Edward C. Hall                                       Date
CFO/Principal Accounting Officer