Form 10KSB
period 2003-03-31
AETHLON MEDICAL INC
filed 2003-07-15
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================

(MARK ONE)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                    For the fiscal year ended March 31, 2003

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For transition period from ________ to __________

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

                          COMMON STOCK--$.001 PAR VALUE
                                (TITLE OF CLASS)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Revenues of the registrant for the fiscal year ended March 31, 2003 were $0.

        The aggregate market value of the Common Stock held by non-affiliates was approximately $1,512,000 based upon the closing price of the Common Stock of $0.40, as reported by the NASDAQ Over-the-Counter Bulletin Board ("OTCBB") on June 30, 2003.

        The number of shares of the Common Stock of the registrant outstanding as of June 30, 2003 was 7,334,960.

        Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                              INDEX TO FORM 10-KSB
                                                                           PAGE
PART I.

Item 1.    Business                                                           1
Item 2.    Properties                                                         5
Item 3.    Legal Proceedings                                                  5
Item 4.    Submission of Matters to a Vote of Security Holders                5

PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder      6
           Matters
Item 6.    Management's Discussion and Analysis of Financial Condition        8
           and Results of Operations
Item 7.    Financial Statements                                              12
Item 8.    Changes in and Disagreements with Accountants on Accounting       12
           and Financial Disclosure

PART III.

Item 9.    Directors and Executive Officers of the Registrant                13
Item 10.   Executive Compensation                                            16
Item 11.   Security Ownership of Certain Beneficial Owners and Management    19
Item 12.   Certain Relationships and Related Transactions                    20

PART IV.

Item 13.   Control Procedures                                                20
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form       22
           8-K

Signatures                                                                   23
Certifications                                                               24

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

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

        Effective January 1, 2000, the Company entered into an agreement under which an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemopurifier(TM) technology were assigned to the Company. This invention further expands our HIV/AIDS treatment portfolio and our follow-on HIV/AIDS product candidate, the HIV-Hemopurifier(TM), AEMD-61 and is based in part on this invention and related patent rights. In addition to certain royalty payments equal to 8.75% of net sales of the patented product, the consideration for the acquired rights included the issuance of 208,578 shares of the Company's common stock to the inventors, as defined.

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

BUSINESS OF ISSUER

        Aethlon Medical is a development stage therapeutic device company focused on expanding the applications of its Hemopurifier platform technology, which is designed to rapidly reduce the presence of infectious viruses and toxic viral proteins from human blood. In this regard, Aethlon Medical's core focus is the development of therapeutic devices that treat HIV/AIDS, Hepatitis-C, and other infectious diseases. In pre-clinical testing, the Company's lead product, AEMD-45 removed 55% of HIV from human blood in three hours and in excess of 85% in twelve hours. This same treatment cartridge was able to remove 90% of toxic proteins that deplete immune cells in one hour. In January of 2003, the Company completed early stage blood studies of its HCV-Hemopurifier, which documented a consistent ability to remove 58 percent of the Hepatitis-C virus from infected blood in two hours.

THE HEMOPURIFIER(TM) DEVICE.

         The AEMD-45 therapeutic device is developed from an expansive platform technology known as the HemopurifierTM, which employs a proprietary method of modifying artificial kidneys (hemodialysis cartridges) to mimic the immune systems response to clear infectious virus from circulation before healthy cells can be infected. The Company believes that AEMD-45 can help to fill the urgent need for new treatments that are effective in reducing viral load, decrease the likelihood of treatment resistance, and treat without the side effects of current AIDS drugs. Based on recent human blood studies, AEMD-45 has the potential to serve as a promising new weapon to combat AIDS, and is positioned to treat the full-spectrum of HIV-infected individuals as listed below:

         o As a conjunctive therapy to enhance and prolong the performance of established pharmaceutical regimens.
         o As a treatment for the large and growing population of HIV infected that have either become drug resistant or are unable to tolerate drug therapy.
         o As a front line treatment for newly infected individuals who are delaying treatment with AIDS drugs, as advised under new federal guidelines.

         Clinical testing of each Hemopurifier application will require market clearance as a medical device by the Food and Drug Administration ("FDA"). We intend to initiate the FDA approval process for our lead product candidate, the HIV-Hemopurifier AEMD-45 within fiscal year 2004. At this time, management cannot predict how long it will take to obtain FDA approval or if FDA approval will be obtained.

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

THE HIV/AIDS MARKET OPPORTUNITY

        Accounting for over 22 million deaths since 1982, AIDS is officially the worst epidemic in the history of mankind. In July 2002, The United Nations projected that AIDS will be responsible for an additional 68 million deaths by 2020. Industry analysts expect the HIV market to triple by 2007, with sales of antiretroviral drugs increasing from $5 billion in 2000 to over $13 billion by 2007.

         In the absence of therapeutic intervention, the vast majority of individuals infected with HIV ultimately develop AIDS, which has a mortality rate approaching 100%. Since AIDS was discovered in 1981, there have been few breakthroughs in the effort to cure this progressive and fatal disease. THE WALL STREET JOURNAL projects the global population of those infected with the AIDS virus will exceed 100 million in the year 2005.

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

TREATMENT CLASSIFICATION

         Aethlon's treatments for infectious diseases are classified as "IMMUNOTHERAPIES" that augment or mimic the immune system's response of clearing infectious virus, and as "ENTRY INHIBITORS" that curb the re-infection process by physically removing infectious virus before healthy cells are infected.

         IMMUNOTHERAPY - The "Immunotherapy" classification is a result of Aethlon's ability to mimic the immune system's natural response of generating antibodies to fight foreign antigens such as viruses. Antibodies are specifically created by the immune system to attach themselves to the antigen (virus) that stimulated the immune system, forming an antigen-antibody complex to neutralize the invader. In the case of Aethlon's treatment technology, antibodies against targeted viruses are immobilized within artificial kidneys that have been modified to replicate the antigen-antibody complex generated by an immune response. As a result, an extracorporeal antigen-antibody complex is generated, and the physical elimination of infectious virus occurs without the side-effects common in current AIDS drugs.

         ENTRY INHIBITOR - Aethlon's treatment technology is also classified as an "Entry Inhibitor" since the re-infection process is interrupted when viruses are removed from circulation before cells can be infected. As a result, the replication cycle is inhibited as infectious virus is denied entry into the cells that it seeks to kill. From a therapeutic standpoint, entry inhibitors represent a departure from the traditional HIV drug action of inhibiting HIV replication within the cells that have already been infected. The novel therapeutic mechanism offered by "Entry Inhibitors", combined with the high level of treatment resistance to currently approved drugs, positions "Entry Inhibitors" as an important new treatment strategy to assist HIV infected individuals in managing their disease.

HIV/AIDS TREATMENT OPPORTUNITIES

         Aethlon Medical is targeting its HIV-Hemopurifier as a therapy to treat the three distinct segments that represent the full spectrum of the HIV/AIDS patient population.

     1.       Conjunctive Therapy
     2.       Salvage Therapy
     3.       Federal Guideline Compliant

CONJUNCTIVE THERAPY

         AEMD-45 and AEMD-61 are designed to delay disease progression when implemented in conjunction with established antiretroviral drugs. These drugs, known as protease and reverse transcriptase inhibitors, represent the current standard in antiretroviral treatment. The primary drug action associated with these medications is to inhibit the ability of the virus to replicate within the cells. Unfortunately, these drugs are ineffective for extended periods since they encourage the development of mutant viral strains that lead to drug resistance. As a conjunctive therapy, each HIV-Hemopurifier(TM) treatment cartridge will enhance and prolong the performance of AIDS drugs by physically binding circulating HIV before it is able to infect new host cells, and by extracting mutant strains of HIV that lead to drug resistance.

SALVAGE THERAPY

         Today, the HIV/AIDS treatment landscape is comprised of 18 drugs whose annual sales now exceed $5 billion. While this small arsenal is an indisputable advance over the early days of the epidemic, a resistance to these drugs inevitably occurs in virtually all patients, even those that currently have undetectable viral loads and adhere to treatment regimens. In addition to resistance, many of these medications have severe side effects that further diminish their effectiveness as a long-term treatment option. These factors combined with the evolution of new HIV strains have dramatically increased the number of newly infected individuals who fail drug therapies. As a result, almost half of newly infected individuals in the U.S. and Europe now fail two or more regimens of treatment. AEMD-45 and AEMD-61 will be targeted to be primary monotherapies for the growing population of patients who are either unresponsive to available drugs or become resistant as a result of HIV mutation. The population of HIV drug resistant patients is expected to increase from 28.5% in 2000 to 42% in 2005.

FEDERAL GUIDELINE COMPLIANT

         Citing dangerous side effects and issues of drug resistance, the federal government changed its AIDS treatment policy on February 5, 2001, stating that HIV-infected people should now allow for a further progression of the disease towards AIDS before initiating antiretroviral treatments. As a result, the prior recommendations of "hit early, hit hard" with available drug regimens that were issued five years earlier have been discontinued. The new guidelines suggest that practitioners should now withhold treating HIV-infected adults and adolescents with available drugs until their supply of T-helper cells is less than 350 per cubic millimeter of blood. AEMD-45 and AEMD-61 are both positioned to become important first-line therapies for newly infected individuals to delay disease progression and to delay the need to initiate treatment with AIDS drugs. The primary benefits of this treatment strategy include: a delay in the development of drug resistance; the avoidance of drug related adverse effects; the preservation of drug options when HIV disease risk is highest; and finally, a definitive improvement in the quality of life.

VALUE ADDED SERVICES (DIAGNOSTIC APPLICATIONS)

         As a result of the HIV-Hemopurifiers ability to effectively concentrate HIV and harmful viral proteins from the entire bloodstream, the detection sensitivity of current diagnostic tests can be enhanced as much as 1000-fold. As a result, Aethlon may contract with leading diagnostic organizations to offer physicians with the following value-added services:

         1.       Measurement of the amount of HIV removed from the body.
         2. Measurement of the amount of harmful viral proteins removed from the body.
         3. Isolate and identify viral strains so that pharmaceutical regimens can be "tailored" to eliminate the use of drugs to which the strains are resistant.

HEAVY METAL TREATMENT PRODUCTS

        Historically, the original Hemopurifier treatment applications were developed to treat individuals burdened with heavy metal intoxicants. Products developed in this category include treatments for iron overload, aluminum intoxication, lead poisoning, and cisplatin removal. The Company is not currently pursuing the commercialization of these products as it is focused on the infectious disease marketplace.

RESEARCH AND DEVELOPMENT

        In fiscal year 2001, we realigned our research and development activities to address the urgent need for effective HIV/AIDS treatment methods, as well as for treatment of other infectious diseases, such as Hepatitis C. Since then, our efforts have been directed towards advancing the HIV-Hemopurifier.

        As a result of this strategic realignment, we initiated the consolidation of all scientific and administrative functions into our San Diego facilities during the fourth quarter of fiscal 2001. This consolidation was completed during the first quarter of fiscal 2002 and our facilities in Buffalo, N.Y. were closed.

        The focus on infectious diseases represents a departure from our original efforts to develop niche market Hemopurifiers to treat heavy metal intoxicants. Products developed in this category included treatments for Iron Overload, Aluminum Intoxication, Lead Poisoning, and Cisplatin removal. We believe these products to be effective in removing intoxicants from blood. However, we are no longer focused on the commercialization of these products since our available resources are engaged in the advancement of our HIV-Hemopurifier and the development of other infectious disease treatments.

         The cost of research and development, all of which has been charged to operations, amounted to approximately $540,000 over the last two fiscal years.

PATENTS

         Effective January 1, 2000, the Company entered into an agreement with a related party under which an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemopurifier(TM) were assigned to the Company by the inventors in exchange for a royalty to be paid on future sales of the patented product or process and shares of the Company's common stock. On March 4, 2003, the related patent was issued and the Company issued 196,078 shares of common stock. The Company has applied for and obtained several patents relating to its HIV-Hemopurifier and related technology. Any resulting medical device or process will require approval by the U.S. Food and Drug Administration ("FDA"), and the Company has not yet begun efforts to obtain FDA approval on its current lead product candidate, which may take several years. Since several of the Company's patents were issued in the 1980's, they are scheduled to expire in the near future. Thus, such patents may expire before FDA approval, if any, is obtained. However, the Company's business generally is not dependent upon the protection of any patent, patent application or patent license agreement, or group thereof, and would not be materially affected by the expiration thereof.

EMPLOYEES

         At March 31, 2003, we had two full-time employees. The Company utilizes, whenever appropriate, contract and part time professionals in order to conserve cash and resources.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company currently rents approximately 1,000 square feet of laboratory space in San Diego, California on a month-to-month basis at a lease rate of $1,200 per month. The Company also leases approximately 1,200 square feet of executive office space in La Jolla, California at the rate of $3,425 per month on a month-to-month lease for use as its principal executive offices.

ITEM 3. LEGAL PROCEEDINGS

        The Company may be involved from time to time in various claims, lawsuits, disputes with third parties or breach of contract actions incidental in the normal course of business operations. The Company is currently not involved in any such litigation or any pending legal proceedings that management believes could have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

LIMITED PUBLIC MARKET FOR SHARES OF COMMON STOCK

        The Company's Common Stock is quoted on the NASDAQ Over-the-Counter Bulletin Board ("OTCBB"). The Company's trading symbol is "AEMD." The Company's Common Stock has had a limited and sporadic trading history.

        The following table sets forth for the calendar period indicated the high and low quotations for the Common Stock as reported by the OTCBB. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.
                                                    HIGH             LOW
                                                    ----             ---
   2003
2nd Quarter                                      $   0.60         $   0.35
1st Quarter                                      $   0.56         $   0.15

     2002
4th Quarter                                      $   0.85         $   0.15
3rd Quarter                                      $   1.05         $   0.65
2nd Quarter                                      $   1.95         $   0.55
1st Quarter                                      $   2.30         $   1.15

    2001
 4th Quarter                                     $   3.60         $   2.00
 3rd Quarter                                     $   3.50         $   2.10
 2nd Quarter                                     $   3.50         $   1.75
 1st Quarter                                     $   3.00         $   1.63

    2000
 4th Quarter                                     $   6.53         $   1.94
 3rd Quarter                                     $   7.00         $   3.13
 2nd Quarter                                     $   9.00         $   3.00
 1st Quarter                                     $   9.00         $   3.80

         We have not declared any cash dividends on our common stock since inception and do not anticipate any in the future, due to the Company's anticipated development and operational cash requirements.

         There are approximately 370 record holders of the Company's Common Stock at June 30, 2003.

         The transfer agent and registrar for our common stock is Computershare, located in Denver, Colorado.

PENNY STOCK

         Until the Company's shares qualify for inclusion in the NASDAQ system, the public trading, if any, of the Company's common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. The Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in the Company's common stock and may affect the ability of the Company's shareholders to sell their shares.

RECENT SALES OF UNREGISTERED SECURITIES

COMMON STOCK

         During the year ended March 31, 2003, the Company issued 150,124 shares of restricted common stock in connection with the conversion of amounts owed to certain vendors and noteholders approximating $188,000.

         During the year ended March 31, 2003, the Company issued 200,000 shares of restricted common stock for cash totaling $100,000 in connection with the exercise of warrants.

         During the year ended March 31, 2003, the Company issued 461,600 shares of restricted common stock at $0.25 per share for cash totaling $115,400. In connection with the issuance of certain shares, the Company granted the stockholders warrants to purchase common stock of the Company at $0.25 per share. The warrants vested immediately and expire through March 2004.

         During the year ended March 31, 2003, the Company issued 19,230 shares of restricted common stock at $0.26 per share for cash totaling $5,000.

         During the year ended March 31, 2003, the Company issued 8,000 shares of restricted common stock at $1.25 for cash totaling $10,000.

         During the year ended March 31, 2003, the Company issued 420,000 shares of restricted common stock in connection with the conversion of $75,000 of 12% Notes payable and $30,000 of 10% Convertible Notes.

         In November 2002, the Company issued 69,231 shares of restricted common stock for consulting services valued at $45,000 (estimated based on the market price on the date of issue).

         In March 2003, the Company issued 196,078 shares of restricted common stock in connection with a royalty agreement. The shares were valued at $100,000 (estimated based on the market price on the date of issue).

         All of the shares of common stock referred to above were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act.

OPTIONS AND WARRANTS

         During the year ended March 31, 2003, the Company granted 240,830 warrants to investors in connection with the purchase of common stock. The warrants have an exercise price of $0.25 per share, vest immediately and are exercisable through March 2004.

         During the year ended March 31, 2003, the Company granted 75,061 warrants to certain vendors in connection with the conversion of amounts owed by the Company into common stock. The warrants were valued at $71,000 (estimated based on the relative fair values as determined by the Black Scholes option pricing model pursuant to SFAS 123), have exercise prices of $2.00, vest immediately and are exercisable through June 2005.

         In December 2002, the Company issued 580,000 warrants to purchase common stock for $0.25 per share, which are exercisable through December 2004 and vested upon grant. The warrants were issued in connection with a short-term secured note payable.

         In March 2003, the Company issued 420,000 warrants to purchase common stock for $0.25 per share, which are exercisable through March 2004 and vested upon grant. The warrants were issued in connection with the conversion of notes payable.

         In August 2002, the Company granted warrants to purchase 52,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share in connection with equity fund raising activities. These warrants vested upon grant and are exercisable through March 2004.

         In July 2002, the Company extended a consulting agreement and granted an additional 200,000 stock options valued at $114,000 (estimated based on the Black Scholes option pricing model pursuant to SFAS 123).

         All of the securities referred to above were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act.

The following table sets forth March 31, 2003 information on the Company's equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

                          (a)                         (b)                          (c)

Plan category             Number of securities to     Weighted-average             Number of securities
                          be issued upon exercise     exercise price of            remaining available
                          of outstanding options,     outstanding options,         for future issuance
                          warrants and rights (1)(2)  warrants and rights          under equity
                                                                                   compensation plans
                                                                                   (excluding securities
                                                                                   reflected in column
                                                                                   (a))

Equity compensation
plans approved by
security holders                 47,500                    $2.75                          452,500

Equity compensation
plans not approved by
security holders (1)          4,235,361                     2.34                             N/A
                             ----------                   ------                        ----------
            Totals            4,282,861                     2.35                          452,500

         (1) The description of the material terms of non-plan issuances of equity instruments is discussed in Notes 4, 5 and 6 to the accompanying consolidated financial statements.

         (2)      Net of equity instruments forfeited, exercised or expired.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion and analysis should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-KSB are qualified in their entirety by this statement.

         Aethlon Medical is a development stage therapeutic device company that has not yet engaged in significant commercial activities. The primary focus of our resources is the advancement of our proprietary Hemopurifier(TM) platform treatment technology, which is designed to remove viruses and toxic viral proteins from human blood. Our main focus during fiscal 2003 was to prepare our HIV-Hemopurifier to treat HIV/AIDS for human clinical trials, and to initiate the pre-clinical human blood studies of our HCV-Hemopurifier for treating Hepatitis-C. See Item 1, "Business."

         We recorded a consolidated net loss of $2,461,116 or ($0.44) per share and $3,995,910 or $(1.04) per share for the fiscal years ended March 31, 2003 and 2002, respectively.

        Consolidated operating expenses for fiscal 2003 were $1,971,385 versus $2,272,930 for fiscal 2002. This decrease in operating expenses of $301,545 or 13.3% is largely attributable to a reduction in professional fees, general and administrative expenses and payroll totaling $635,849, partially offset by a patent impairment charge of $334,304. Capital equipment expenditures were insignificant in fiscal 2003 and 2002.

        In fiscal year 2003, we incurred non-cash expenses in the amount of $334,304 related to the impairment of the carrying value of patents pending. The Company capitalizes the cost of patents and patents pending, some of which were acquired, and amortizes such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. The unamortized cost of patents and patents pending is written off when management determines there is no future benefit.

         In fiscal years 2003 and 2002, we incurred non-cash expenses in the amount of $114,000 and $562,000, respectively, related to options granted to a consultant. These expenses represent a significant portion of the professional fees incurred during fiscal 2003 and 2002.

         We plan to continue our research and development activities related to our Hemopurifier(TM) platform technology, with particular emphasis on the advancement of our lead product candidates for the treatment of HIV/AIDS.

        We will continue to carefully align our use of capital with the funding we receive and are pursuing various funding alternatives to support our business plan going forward. At the date of this report, we do not have plans to purchase significant amounts of equipment nor hire significant numbers of employees prior to successfully raising additional capital.

LIQUIDITY AND CAPITAL RESOURCES

        The implementation of the Company's business plan is dependent upon our ability to raise equity and/ or equity-oriented capital.

         During the fiscal year 2002, all of our approximately $1,365,000 12% notes matured and were in default, increasing the interest to 15% per annum. At March 31, 2003, all of such 12% Notes were past due and in default and bear interest at 15% per annum until paid.

         The Company is currently seeking other financing arrangements to retire all past due notes.

        During September through December 2001, we issued convertible notes totaling $128,000 bearing interest at 10% per annum, with principal and interest becoming due six months after issuance, to cover short-term capital needs. Of these convertible notes $113,000 has been converted into common stock at the conversion price of $1.25 per share.

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

         During the year ended March 31, 2003 and 2002, note holders and vendors representing liabilities in the aggregate amount of approximately $188,000 and $1,020,000 converted their debt in exchange for 150,124 and 816,359 shares of common stock and 75,061 and 408,180 warrants to purchase common stock, respectively.

         Additional funds in the aggregate amount of $200,000 were generated in January and February 2002, through the exercise of an option to purchase common stock of the Company by a consultant.

         On March 18, 2002, the Company issued a promissory note to a stockholder in the amount of $50,000, bearing interest at 6.75% per annum and maturing on May 17, 2002. The note was converted in March 2003.

         In May 2002, the Company issued notes payable totaling $25,000, bearing interest at 6.75% per annum, maturing in July 2002. The notes were converted into shares of the Company's common stock in March 2003.

         In December 2002, an existing noteholder increased its advances to the Company by $40,000 to a total of $140,000. In consideration, the Company granted the noteholder warrants, cancelled the noteholder's existing $100,000 of convertible debt and replaced it with a secured $140,000 note payable. The new note bears interest at 10% per annum, with principal and interest thereon due April 30, 2003.

         In November 2000, the Company issued convertible notes payable ("8% Convertible Notes"), bearing interest at 8% per annum, with principal and accrued interest due on November 1, 2002. The 8% Convertible Notes require no payment of principal or interest during the term and may be converted to common stock of the Company at any time at the option of the holder. The number of common shares issuable upon conversion is equal to the total principal and unpaid interest as of the date of conversion, divided by the conversion price. The conversion price per share was changed effective August 31, 2001 to the lesser of (a) 80% of the closing market price for the common stock; or (b) 70% of the average of the three lowest closing market prices for the common stock for the 10 trading days prior to conversion. Such change resulted in additional BCF approximating $57,000 during the year ended March 31, 2002.

         During fiscal year 2002, the holder converted principal and accrued interest of approximately $49,000 into 40,267 shares of common stock, leaving the principal of $350,000 and interest thereon due and outstanding. The average conversion price was approximately $1.22 per share.

         From time to time, the Company issued convertible notes payable ("10% Convertible Notes") to various investors, bearing interest at 10% per annum, with principal and interest due six months from the date of issuance. The 10% Convertible Notes require no payment of principal or interest during the term and may be converted to common stock of the Company at the conversion price of $0.50 per share at any time at the option of the noteholder.

         In April 2002, the Company issued a convertible note in the amount of $50,000. The conversion price of this note was $1.25 at the time of issuance, but in August 2002, the Company reduced the conversion price to $0.50.

         During the year ended March 31, 2003, the Company issued additional 10% Convertible Notes totaling $225,000, of which $30,000 was converted into restricted common stock.

         On March 9, 2001, the Company entered into a common stock subscription agreement with an investor whereby the Company agreed to sell 950,000 shares of its restricted common stock, with a minimum subscription of 800,000 shares at $1.00 per share to such investor on certain dates. The March 9, 2001 closing market price of the Company's common stock was $2.50 per share. During March 2001, the Company issued 100,000 shares of common stock in exchange for $100,000 in cash under such agreement. During the year ended March 31, 2002, the Company issued 747,471 shares of common stock to the investors in exchange for approximately $712,000 in cash, net of issuance costs of approximately $44,000 under this agreement. No further subscriptions were made under this agreement.

         In November 2002, the Company issued 69,231 shares of restricted common stock for consulting services valued at $45,000 (estimated based on the market price on the date of issue).

         Other financings the Company completed during the year ended March 31, 2003:

                  - issued 150,124 shares of restricted common stock in connection with the conversion of amounts owed to certain vendors and noteholders approximating $188,000.

                  - issued 200,000 shares of restricted common stock for cash totaling $100,000 in connection with the exercise of warrants.

                  - issued 461,600 shares of restricted common stock at $0.25 per share for cash totaling $115,400. In connection with the issuance of certain shares, the Company granted the stockholders warrants to purchase common stock of the Company at $0.25 per share. The warrants vested immediately and expire through March 2004.

                  - issued 239,000 warrants to purchase common stock in exchange for services. These warrants were valued using the Black-Scholes option pricing model at $118,000, of which $78,000 were previously recorded as accounts payable and accrued liabilities in fiscal year 2001.

                  - issued 19,230 shares of restricted common stock at $0.26 per share for cash totaling $60,400.

                  - issued 8,000 shares of restricted common stock at $1.25 for cash totaling $5,000.

                  - issued 420,000 shares of restricted common stock in connection with the conversion of notes payable of $105,000.

         In March 2003, the Company issued 196,078 shares of restricted common stock in connection with a patent royalty agreement. The shares were valued at $100,000 (estimated based on the market price on the date of issue).

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

        We currently do not have plans to purchase significant amounts of equipment or hire significant numbers of employees prior to successfully raising additional capital.

GOING CONCERN

        The Company's independent certified public accountants have stated in their report included in this Form 10-KSB, that the Company has a working capital deficit and a significant deficit accumulated during the development stage. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the our consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

ACCOUNTING FOR TRANSACTIONS INVOLVING STOCK COMPENSATION

        FASB Interpretation No. 44 ("FIN 44"), "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB 25" clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to June 30, 2000 did not have a material effect on the financial statements.

         Under Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

         SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period. The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as the Company adopted the cost recognition requirement under SFAS 123, are required to be presented.

         SFAS 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

STOCK PURCHASE WARRANTS ISSUED WITH NOTES PAYABLE

         The Company granted warrants in connection with the issuance of certain notes payable. Under Accounting Principles Board Opinion No. 14, " ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS," the estimated value of such warrants represents a discount from the face amount of the notes payable.

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

         The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIO" and Emerging Issues Task Force Issue No. 00-27, " APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS." Accordingly, the relative fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense term of the notes.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         SFAS 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," supersedes Statement No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management has not yet determined exactly how the requirements of such pronouncements will affect the Company's future financial statements.

ITEM 7. FINANCIAL STATEMENTS

        The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

         The names, ages and positions of the Company's directors and executive officers as of March 31, 2003 are listed below:

NAMES                            TITLE OR POSITION                              AGE
-----                            -----------------                              ---
James A. Joyce (1)               Chairman, President, Chief Executive            41
                                 Officer and Secretary

Richard H. Tullis, PhD (2)       Vice President, Chief Scientific Officer        58
                                 and Director

Edward C. Hall (3)               Vice President, Chief Financial Officer         62

Franklyn S. Barry, Jr.           Director                                        63

Edward G. Broenniman             Director                                        66

         (1) Effective June 1, 2001, Mr. Joyce was appointed President and Chief Executive Officer of the Company, replacing Mr. Barry, who continues as a member of the board of directors. Mr. Barry also served as a consultant to the Company on strategic business issues from June 1, 2001 to May 31, 2003.

         (2) Also effective June 1, 2001, Dr. Tullis was appointed as the Company's Chief Scientific Officer, replacing Dr. Clara M. Ambrus, who retired.

         (3) Effective August 14, 2002 Mr. Hall was elected Vice President and Chief Financial Officer of the Company, replacing Robert S. Stefanovich, who resigned July 26, 2002.

Resumes of Management:

         James A. Joyce, Chairman, President and CEO
         -------------------------------------------

         Mr. Joyce is the founder of Aethlon Medical, and has been the Chairman of the Board and Secretary since March 1999. On June 1, 2001, Aethlon's Board of Directors appointed Mr. Joyce with the additional roles of President and CEO. In February of 1993, Mr. Joyce founded James Joyce & Associates, an organization that provided management consulting and corporate finance advisory services to CEOs and CFOs of publicly traded companies. Previously, Mr. Joyce was Chief Executive Officer of Mission Labs, Inc., and a principal in charge of U.S. operations for London Zurich Securities, Inc. Mr. Joyce is a graduate from the University of Maryland.

         Edward C. Hall, Vice President, Chief Financial Officer
         -------------------------------------------------------

         Mr. Hall has been Vice President, Chief Financial Officer of the Company since August 2002. Mr. Hall has held senior financial executive positions with both public and privately-held life sciences and technology companies for over 25 years. Prior to his appointment as Chief Financial Officer of Aethlon Medical, he served as Vice President and Chief Financial Officer of Chromagen, Inc, a biotech tools company which develops proteomic and genomic assays for use in drug discovery. Prior to that Mr. Hall was Vice President, Finance and Chief Financial Officer of Cytel Corporation, a biotech company and developer of anti-inflammatory drugs. Mr. Hall is a Partner of Tatum CFO Partners, LLP.

         Richard H. Tullis, Ph.D., Vice President, Chief Scientific Officer
         ------------------------------------------------------------------

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

         Franklyn S. Barry, Jr.
         ----------------------

         Mr. Barry has over 25 years of experience in managing and building companies. He was President and Chief Executive Officer of Hemex from April 1997 through May 31, 2001 and President and CEO of the Company from March 10, 1999 to May 31, 2001. He became a director of the Company on March 10, 1999. >From 1994 to April 1997, Mr. Barry was a private consultant. Included among his prior experiences are tenures as President of Fisher-Price and as co-founder and CEO of Software Distribution Services, which today operates as Ingram Micro-D, an international distributor of personal computer products. Mr. Barry serves on the Board of Directors of Barrister Global Services Network, Inc., a publicly traded company and of Merchants Mutual Insurance Company.

         Edward G. Broenniman
         --------------------

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

         The Board of Directors has the responsibility for establishing broad corporate policies and for overseeing the overall performance of the Company. Members of the Board are kept informed of the Company's business through discussions with the President and other officers, by reviewing analyses and reports sent to them, and by participating in Board and committee meetings. Our Bylaws provide that each of the directors serves for a term that extends to the next Annual Meeting of Shareholders of the Company. The Company's Board of Directors presently has an Audit Committee and a Compensation Committee on each of which Messrs. Barry and Broenniman serve. Mr. Barry is Chairman of the Audit Committee, and Mr. Broenniman is Chairman of the Compensation Committee.

         Non-employee Board members are accruing stock options and cash compensation according to the plan approved on May 25, 2000. Employee directors receive no compensation.

FAMILY RELATIONSHIPS.

         There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers

INVOLVEMENT IN LEGAL PROCEEDINGS.

         To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best of the Company's knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis for the fiscal year ended March 31, 2003 any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth compensation received for the fiscal years ended March 31, 2001 through 2003 by the Company's Chief Executive Officer and all executive officers.

SUMMARY COMPENSATION TABLE

                                  ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                 --------------------------------  -----------------------------
                                                                         AWARDS
                                                                   ------------------
                                                         OTHER                          PAYOUTS/
                                                         ANNUAL    RESTRICTED OPTIONS     LTIP        OTHER
NAME AND PRINCIPAL               SALARY       BONUS   COMPENSATION   STOCK      SARs     PAYOUTS   COMPENSATION
POSITION                 YEAR    ($)(1)        ($)        ($)          ($)       (#)        ($)        (1)
--------                 ----    ------        ---        ---          ---       ---        ---        ---
James A. Joyce           2003    180,000        -                                    -
Chairman,                2002    180,000        -                              250,000
President/CEO            2001    180,000

Richard H. Tullis,,      2003    150,000        -                                    -
Ph.D. Vice President,    2002    150,000        -                              250,000
Chief Science Officer    2001    150,000                                        30,000

Edward C. Hall (2)       2003     14,103(2)     -                                    -
Vice President, Chief    2002        N/A
Financial Officer        2001        N/A


(1) The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individual that are extended to all employees of the Company in connection with their employment. Perquisites and other personal benefits, securities, or property received by an executive are either the lesser of $50,000 or 10% of the total salary and bonus reported for each named executive officer, except as otherwise disclosed.

(2) Mr. Hall became a part-time employee and was elected as the CFO of the Company on August 14, 2002. He is compensated on an hourly basis, a portion of which, amounting to $2,821 in fiscal 2003, is paid to Tatum CFO Partners (Tatum), of which he is a partner.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

                                                 PERCENT OF
                                 NUMBER OF          TOTAL
                                 SECURITIES     OPTIONS/SARs
                                 UNDERLYING       GRANTED TO    EXERCISE OR
                                OPTIONS/SARs     EMPLOYEES IN    BASE PRICE
          NAME                    GRANTED (#)    FISCAL YEAR       ($/Sh)       EXPIRATION DATE
          (a)                        (b)            (c)             (d)               (e)
------------------------        -------------    ------------   ------------    ---------------
James A. Joyce,
Chairman, President
and CEO                               0              N/A             N/A             N/A

Richard H. Tullis,
Ph.D., Vice President,
Chief Scientific Officer              0              N/A             N/A             N/A

Edward C. Hall,
Vice President, Chief
Financial Officer                     0              N/A             N/A             N/A


  AGGREGATED OPTIONS/SAR EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

         The following table sets forth the number of common stock options, both exercisable and unexercisable, held by each of the Named Executive Officers of the Company and the value of any in-the-money options at March 31, 2003, assuming a value of $0.50 per share on March 31, 2003:

                                                  NUMBER OF          VALUE OF
                                                 UNEXERCISED       IN-THE-MONEY
                                                 OPTIONS AT         OPTIONS AT
                          SHARES                  MARCH 31,          MARCH 31,
                         ACQUIRED      VALUE        2003               2003
                       ON EXERCISE   REALIZED    EXERCISABLE/       EXERCISABLE/
                           (#)          ($)     UNEXERCISABLE      UNEXERCISABLE
                       -----------   --------   -------------      -------------
James A. Joyce             --          $ --       250,000/--         $0.0/$0.0
Richard H. Tullis          --          $ --       255,000/25,000     $0.0/$0.0
Edward C.Hall              --          $ --          N/A                N/A

EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Mr. Joyce effective April 1, 1999. Effective June 1, 2001, Mr. Joyce was appointed President and Chief Executive Officer and his base annual salary was increased from $120,000 to $180,000. Under the terms of the agreement, his employment continues at a salary of $180,000 per year for successive one year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement.

         The Company entered into an employment agreement with Dr. Tullis effective January 10, 2000. Effective June 1, 2001, Dr. Tullis was appointed as the Company's Chief Scientific Officer of the Company. His compensation under the agreement was modified in June 2001 from $80,000 to $150,000 per year. Under the terms of the agreement, his employment continues at a salary of $150,000 per year for successive one year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement.

         Both Mr. Joyce and Dr. Tullis' agreements provide for medical insurance and disability benefits, one year of severance pay if their employment is terminated by the Company without cause or due to change in control of the Company before the expiration of their agreements, and allow for bonus compensation and stock option grants as determined by the Board of Directors. Both agreements also contain restrictive covenants preventing competition with the Company and the use of confidential business information, except in connection with the performance of their duties for the Company, for a period of two years following the termination of their employment with the Company.

         Effective August 14, 2002, Mr Hall was elected Vice president, Chief Financial Officer of the Company. His employment is subject to 30 days' notice, with no severance pay provisions, in accordance with his employment agreement. He receives no medical or other benefits from the Company.

STOCK OPTION GRANTS

        Our 2000 Stock Option Plan (the "Plan"), adopted by the Company in August 2000, provides for the grant of incentive stock options ("ISOs") to full-time employees (who may also be Directors) and nonstatutory stock options ("NSOs") to non-employee Directors, consultants, customers, vendors or providers of significant services. The exercise price of any ISO may not be less than the fair market value of the Common Stock on the date of grant or, in the case of an optionee who owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company, not be less than 110% of the fair market value on the date of grant. The exercise price, in the case of any NSO, must not be less than 75% of the fair market value of the Common Stock on the date of grant. The amount available under the Plan is 500,000 options.

         At March 31, 2003, 47,500 options had been granted under the Plan, with 452,500 available for future issuance. The remaining 1,966,415 options issued by the Company (of which 627,000 have been exercised or cancelled) were issued outside the Plan.

          At March 31, 2003, options to purchase 1,376,115 shares of Common Stock were outstanding. See Item 11, "Security Ownership of Certain Beneficial Owners and Management."

OUTSTANDING STOCK PURCHASE WARRANTS

        At March 31, 2003, a total of 2,906,746 Common Stock purchase warrants were outstanding, exercisable at prices between $0.25 - 6.50 per share and with expiration dates from 2004 - 2007.

See Item 11, "Security Ownership of Certain Beneficial Owners and Management."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2003 for:

         - each person known by us to be the beneficial owner of 5% or more of our Common Stock;

         - each of our Directors and each of our executive officers whose name appears in the summary compensation table (the "Named Executive Officers"); and

         - all of our Directors and the Named Executive Officers as a group.

         Except as otherwise noted in the footnotes below, the entity, individual Director or Named Executive Officer has sole voting and investment power with respect to such securities.

                                                   COMMON SHARES
                                                ------------------------
NAME AND ADDRESS
OF BENEFICIAL OWNER (1) (2)                       NUMBER         %(3)
-------------------------------------           ----------    ----------
Calvin M. Leung (4)                              2,036,643       28.1
PO Box 2366
Costa Mesa, CA 92628

James A. Joyce (5)                                 850,000       11.6

Accelerated Technologies Fund, LLC                 580,804        7.9
1350 Draper Parkway
Draper, UT 84020

Clara M. Ambrus                                    432,059        5.9
143 Windsor Avenue
Buffalo, NY 14209

Franklyn S. Barry, Jr (6)                          418,593        5.7
Richard H. Tullis (7)                              320,000        4.4
Edward G. Broenniman (8)                           261,374        3.6
Edward C. Hall                                           0         *
----------------------
All directors and officers as a group            1,849,967       25.2

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is generally determined by voting power and/or investment power with respect to securities. Except as indicated by footnote and subject to community property laws where applicable, the Company believes the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of each shareholder is 7825 Fay Avenue, La Jolla, CA 92037.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this information statement upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this information statement have been exercised.

         An asterisk indicates that the percentage ownership is less than 1.0%.

(3)      Assumes 7,334,960 shares of Common Stock outstanding at June 30, 2003.

(4) Includes all shares owned by members of Mr. Leung's family and entities he controls plus 10,000 warrants at $3.00, expiring on January 1, 2006 and 472,000 warrants at $0.25, expiring on March 27, 2004.

(5)      Includes 250,000 stock options exercisable at $1.90 per share.

(6)      Includes Mr. Barry's options to purchase 412,500 shares at $3.00.

(7) Includes 225,000 stock options exercisable at $1.90 per share and 30,000 stock options exercisable at $2.56 per share.

(8) Includes 53,885 shares owned by Mr. Broenniman's wife and Mr. Broenniman's options to purchase 3,000 shares at $1.78 and 2,500 shares at $3.75.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Franklyn S. Barry, a director of the Company, was engaged as a consultant to the Company on strategic and business issues from June 1, 2001 to May 31, 2003 and was paid $60,000 per year. See Item 9, "Directors and Executive Officers" and Item 11, "Security Ownership of Certain Beneficial Owners and Management."

         Certain officers of the Company and other related parties have advanced the Company funds, agreed to defer compensation or paid expenses on behalf of the Company to cover short-term working capital deficiencies. These non interest-bearing liabilities have been included as due to related parties in the accompanying financial statements.

         Effective January 1, 2000, the Company entered into an agreement with a related party under which an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemopurifier(TM) were assigned to the Company by the inventors in exchange for (a) a royalty to be paid on future sales of the patented product or process equal to 8.75% of net sales, as defined and (b) 12,500 shares of the Company's common stock. Upon the issuance of the first United States patent relating to the invention, the Company is obligated to issue an additional 12,500 shares of common stock to the inventors. If the market price of the Company's common stock on the date the patent is issued is below $8 per share, the number of shares to be issued will be that amount which equates to $100,000 of market value. On March 4, 2003, the related patent was issued and therefore the Company issued 196,078 shares of common stock valued at $100,000 and is included in professional fees in the accompanying consolidated statements of operations.

         We believe that each of the related party transactions discussed above is on terms as favorable as could have been obtained from unaffiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are filed as part of this report on Form
10-KSB:

         1. Consolidated Financial Statements for the periods ended March 31, 2003 and 2002:

                           Independent Auditors' Reports
                           Consolidated Balance Sheet
                           Consolidated Statements of Operations
                           Consolidated Statements of Cash Flows
                           Consolidated Statements of Stockholders' Deficit Notes to Consolidated Financial Statements

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

10.3 Agreement and Plan of Reorganization Between the Company and Aethlon, Inc. dated March 10, 1999 (4)

10.4 Agreement and Plan of Reorganization Between the Company and Hemex, Inc. dated March 10, 1999 (4)

10.5 Agreement and Plan of Reorganization Between the Company and Syngen Research, Inc. (5)

10.6 Agreement and Plan of Reorganization Between the Company and Cell Activation, Inc. (6)

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
--------------------

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

         Current Report on Form 8-K dated April 26, 2001 (filed with the SEC on May 1, 2001) regarding the change of accountants

*        Filed herewith

ITEM 14. CONTROL PROCEDURES

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of
1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to such evaluation.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of July 2003.

                               By: /s/  JAMES A. JOYCE
                                   ---------------------------------------------
                                   James A. Joyce
                                   Chairman, President & Chief Executive Officer

                               By: /s/  EDWARD C. HALL
                                   ---------------------------------------------
                                   Edward C. Hall
                                   Vice President and Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                         TITLE                       DATE
       ---------                         -----                       ----

/s/ JAMES A. JOYCE                Chairman of the Board            July 15, 2003
-----------------------------
    James A. Joyce

/s/ FRANKLYN S. BARRY, JR.        Director                         July 15, 2003
-----------------------------
    Franklyn S. Barry, Jr.

/s/ EDWARD G. BROENNIMAN          Director                         July 15, 2003
-----------------------------
    Edward G. Broenniman

/s/ RICHARD H. TULLIS             Director                         July 15, 2003
-----------------------------
    Richard H. Tullis

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James A. Joyce, certify that:

1. I have reviewed that annual report on Form 10-KSB of Aethlon Medical, Inc. and Subsidiaries;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 15, 2003                                /s/ James A. Joyce
                                             -----------------------------------
                                             James A. Joyce
                                             Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edward C. Hall, certify that:

1. I have reviewed that annual report on Form 10-KSB of Aethlon Medical, Inc. and Subsidiaries;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 15, 2003                                /s/ Edward C. Hall
                                             -----------------------------------
                                             Edward C. Hall
                                             Chief Financial Officer

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002



                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report................................................ F-1

Consolidated Balance Sheet ................................................. F-2

Consolidated Statements of Operations ...................................... F-3

Consolidated Statements of Stockholders' Deficit............................ F-4

Consolidated Statements of Cash Flows ...................................... F-7

Notes to Consolidated Financial Statements.................................. F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Aethlon Medical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Aethlon Medical, Inc. and Subsidiaries (the "Company"), a development stage company, as of March 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended and for the period from January 31, 1984 (Inception) to March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aethlon Medical, Inc. and Subsidiaries as of March 31, 2003 and the results of their operations and their cash flows for the each of the years in the two-year period then ended and for the period from January 31, 1984 (Inception) to March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2003, the Company has negative working capital of approximately $4,007,000 and a deficit accumulated during the development stage of approximately $15,627,000. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Squar, Milner, Reehl & Williamson, LLP
June 27, 2003
Newport Beach, California

--------------------------------------------------------------------------------
                      AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                            CONSOLIDATED BALANCE SHEET
                                 March 31, 2003
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
       Cash                                                        $      6,332
       Prepaid expenses                                                  10,310
                                                                   -------------

TOTAL CURRENT ASSETS                                                     16,642
                                                                   -------------

       Property and equipment, net                                       20,358
       Patents, net                                                     260,707
       Employment contract                                               95,208
       Other assets                                                       5,605
                                                                   -------------

TOTAL NONCURRENT ASSETS                                                 381,878
                                                                   -------------

       TOTAL ASSETS                                                $    398,520
                                                                   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Accounts payable and accrued liabilities                    $  1,546,618
       Due to related parties                                         1,414,999
       Notes payable                                                    552,500
       Convertible notes payable                                        510,000
                                                                   -------------

TOTAL CURRENT LIABILITIES                                             4,024,117
                                                                   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

       Common stock, par value of $0.001, 25,000,000 shares
         authorized; 6,694,960 issued and outstanding                     6,695
       Additional paid in capital                                    11,994,223
       Deficit accumulated during the development stage             (15,626,515)
                                                                   -------------

TOTAL STOCKHOLDERS' DEFICIT                                          (3,625,597)
                                                                   -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $    398,520
                                                                   =============

--------------------------------------------------------------------------------
PAGE F-2        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended March 31, 2003 and 2002 and
       For the Period January 31,1984 (Inception) Through March 31, 2003
------------------------------------------------------------------------------------------------

                                                                                January 31, 1984
                                                                               (Inception) Through
                                                 2003                2002         March 31, 2003
                                             -------------      -------------      -------------
Grant income                                 $         --       $         --       $  1,424,012
Subcontract income                                     --                 --             73,746
Sale of research and development                       --                 --             35,810
                                             -------------      -------------      -------------
                                                       --                 --          1,533,568

OPERATING EXPENSES
  Professional fees                               760,949          1,200,071          3,426,839
  Payroll and related                             549,611            597,873          5,153,024
  General and administrative                      326,521            474,986          3,244,165
  Impairment                                      334,304                 --          1,231,531
                                             -------------      -------------      -------------
                                                1,971,385          2,272,930         13,055,559
                                             -------------      -------------      -------------

OPERATING LOSS                                 (1,971,385)        (2,272,930)       (11,521,991)

OTHER (INCOME) EXPENSE
Interest expense                                  489,731          1,526,609          3,984,332
Interest income                                        --                 --            (17,415)
Other                                                  --            196,371            137,607
                                             -------------      -------------      -------------
                                                  489,731          1,722,980          4,104,524
                                             -------------      -------------      -------------

NET LOSS                                     $ (2,461,116)      $ (3,995,910)      $(15,626,515)
                                             =============      =============      =============

Basic and diluted net loss available to
  common stockholders per share              $      (0.44)      $      (1.04)
                                             =============      =============

Weighted average number of common
  shares outstanding                            5,553,196          3,839,821
                                             =============      =============

------------------------------------------------------------------------------------------------
PAGE F-3                        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


------------------------------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                          For the Years Ended March 31, 2003 and 2002 and
                                For the Period January 31, 1984 (Inception) Through March 31, 2003
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          DEFICIT
                                                                       COMMON STOCK                      ACCUMULATED
                                                                  ----------------------   ADDITIONAL       DURING         TOTAL
                                                                                            PAID IN      DEVELOPMENT   STOCKHOLDERS'
                                                                      SHARES     AMOUNT     CAPITAL         STAGE         DEFICIT
                                                                  ------------- -------- -------------  -------------  -------------
Balance, January 31, 1984 (Inception)                                       --  $    --  $         --   $         --   $         --
Common stock issued for cash at $1 per share                            22,000       22        26,502             --         26,524
Common stock issued for cash at $23 per share                            1,100        1        24,999             --         25,000
Common stock issued for cash at $86 per share                              700        1        59,999             --         60,000
Common stock issued for cash at $94 per share                              160        1        14,999             --         15,000
Common stock issued for cash at $74 per share                              540        1        39,999             --         40,000
Common stock issued for cash at $250 per share                           4,678        5     1,169,495             --      1,169,500
Capital contributions                                                       --       --       521,439             --        521,439
Common stock issued for compensation at $103 per share                   2,600        3       267,403             --        267,406
Conversion of due to related parties to common stock at $101
per share                                                                1,120        1       113,574             --        113,575
Conversion of due to related parties to common stock at $250
per share                                                                1,741        2       435,092             --        435,094
Effect of reorganization                                             2,560,361    2,558        (2,558)            --             --
Common stock issued in connection with employment contract at
$8 per share                                                            65,000       65       519,935             --        520,000
Common stock issued in connection with the acquisition of patents
at $8 per share                                                         12,500       13        99,987             --        100,000
Warrants issued to note holders in connection with notes payable            --       --       734,826             --        734,826
Warrantes issued for services                                               --       --         5,000             --          5,000
Net loss                                                                    --       --            --     (4,746,416)    (4,746,416)
                                                                  ------------- -------- -------------  -------------  -------------
BALANCE, MARCH 31, 2000                                              2,672,500    2,673     4,030,691     (4,746,416)      (713,052)

Common stock and options issued in connection with acquisition
of Cell Activation, Inc. at $7.20 per share                             99,152       99     1,067,768             --      1,067,867
Warrants issued to note holders in connection with notes payable            --       --       218,779             --        218,779

Warrants issued to promoter in connection with notes payable                --       --       298,319             --        298,319
Beneficial conversion feature of convertible notes payable                  --       --       150,000             --        150,000
Warrants issued to promoter in connection with convertible notes
payable                                                                     --       --       299,106             --        299,106
Options issued to directors for services as board members                   --       --        14,163             --         14,163
Options and warrants issued for services                                    --       --       505,400             --        505,400
Common stock issued for services at $3 per share                         5,500        5        16,495             --         16,500
Common stock issued for cash at $1 per share                           100,000      100        99,900             --        100,000
Net loss                                                                    --       --            --     (4,423,073)    (4,423,073)
                                                                  ------------- -------- -------------  -------------  -------------
BALANCE, MARCH 31, 2001                                              2,877,152  $ 2,877  $  6,700,621   $ (9,169,489)  $ (2,465,991)

continued

------------------------------------------------------------------------------------------------------------------------------------
PAGE F-4                                                             SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




------------------------------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                          For the Years Ended March 31, 2003 and 2002 and
                                For the Period January 31, 1984 (Inception) Through March 31, 2003
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          DEFICIT
                                                                       COMMON STOCK                      ACCUMULATED
                                                                  ----------------------   ADDITIONAL       DURING         TOTAL
                                                                                            PAID IN      DEVELOPMENT   STOCKHOLDERS'
                                                                      SHARES     AMOUNT     CAPITAL         STAGE         DEFICIT
                                                                  ------------- -------- -------------  -------------  -------------

BALANCE, MARCH 31, 2001                                              2,877,152  $ 2,877  $  6,700,621   $ (9,169,489)  $ (2,465,991)
Common stock, warrants and options issued for accounts payable and
accrued liabilities                                                     21,750       22       243,353             --        243,375
Common stock issued for services at $2.65 per share                      6,038        6        15,994             --         16,000
Common stock issued for cash at $1.00 per share, net of issuance
costs of $41,540 paid to a related party                               730,804      731       688,533             --        689,264
Common stock issued for services at $2.75 per share                     10,000       10        27,490             --         27,500
Common stock issued in connection with license agreement at $3.00
per share                                                                6,000        6        17,994             --         18,000
Common stock issued to holder of convertible notes payable at
$3.00 per share                                                         70,586       71       211,687             --        211,758
Options issued to directors for services as board members                   --       --         7,459             --          7,459
Common stock issued for cash at $1.50 per share, net of issuance
costs of $2,500                                                         16,667       17        22,483             --         22,500
Beneficial conversion feature of convertible notes payable                  --       --       185,000             --        185,000
Common stock issued for conversion of convertible notes payable and
accrued interest at an average price of $1.24 per share                134,165      134       166,352             --        166,486
Common stock issued for services at $2.72 per share                      9,651       10        26,240             --         26,250
Options issued to consultant for services                                   --       --       562,000             --        562,000
Common stock and warrants for services at $1.95 per share               62,327       62       161,475             --        161,537
Common stock issued for services at $1.90 per share                      9,198        9        17,491             --         17,500
Stock options exercised for cash                                       400,000      400       199,600             --        200,000
Warrants issued to note holders for 90-day forebearance                     --       --       118,000             --        118,000
Common stock and warrants issued to note holders and vendors in the
debt-to-equity conversion program at $1.25 per share                   816,359      816     1,623,635             --      1,624,451
Other warrant transactions                                                  --       --       (32,715)            --        (32,715)
Net loss                                                                    --       --            --     (3,995,910)    (3,995,910)
                                                                  ------------- -------- -------------  -------------  -------------
BALANCE - MARCH 31, 2002                                             5,170,697  $ 5,171  $ 10,962,692   $(13,165,399)  $ (2,197,536)

continued

------------------------------------------------------------------------------------------------------------------------------------
PAGE F-5                                                             SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




------------------------------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                          For the Years Ended March 31, 2003 and 2002 and
                                For the Period January 31, 1984 (Inception) Through March 31, 2003
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          DEFICIT
                                                                       COMMON STOCK                      ACCUMULATED
                                                                  ----------------------   ADDITIONAL       DURING         TOTAL
                                                                                            PAID IN      DEVELOPMENT   STOCKHOLDERS'
                                                                      SHARES     AMOUNT     CAPITAL         STAGE         DEFICIT
                                                                  ------------- -------- -------------  -------------  -------------

                                                                  ------------- -------- -------------  -------------  -------------
BALANCE - MARCH 31, 2002                                             5,170,697  $ 5,171  $ 10,962,692   $(13,165,399)  $ (2,197,536)

Proceeds from the issuance of common stock at $0.50 per
share in connection with the exercise of options                       200,000      200        99,800             --        100,000

Interest expense related to beneficial conversion feature                   --       --       150,000             --        150,000

Pro-rata value assigned to warrants issued in connection with
conversion of accounts payable                                              --       --        71,000             --         71,000

Pro-rata value assigned to warrants issued in connection with
note payable                                                                --       --        30,000             --         30,000

Issuance of common stock at $1.25 in connection with the
conversion of accounts payable                                         150,124      150       187,505             --        187,655

Issuance of common stock at $1.25 in connection with the
conversion of notes payable                                            420,000      420       104,580             --        105,000

Estimated fair market value of options issued for services                  --       --       114,000             --        114,000

Issuance of common stock at $0.25 for cash                             461,600      462       114,938             --        115,400

Issuance of common stock at $0.26 for cash                              19,230       19         4,981             --          5,000

Issuance of common stock at $1.25 for cash                               8,000        8         9,992             --         10,000

Issuance of common stock at $0.65 for services                          69,231       69        44,931             --         45,000

Issuance of common stock at $0.51 for services                         196,078      196        99,804             --        100,000

Net loss                                                                    --       --            --     (2,461,116)    (2,461,116)
                                                                  ------------- -------- -------------  -------------  -------------
BALANCE - MARCH 31, 2003                                             6,694,960  $ 6,695  $ 11,994,223   $(15,626,515)  $ (3,625,597)
                                                                  ============= ======== =============  =============  =============

------------------------------------------------------------------------------------------------------------------------------------
PAGE F-6                                                            SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Years Ended March 31, 2003 and 2002 and
                                For the Period January 31, 1984 (Inception) Through March 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  January 31, 1984
                                                                                                                     (Inception)
                                                                                                                       Through
                                                                                          2003           2002       March 31, 2003
                                                                                      -------------  -------------  -------------
Cash flows from operating activities:
    Net loss                                                                          $ (2,461,116)  $ (3,995,910)  $(15,626,515)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                                     159,783        204,202        782,915
         Gain of sale of property and equipment                                                 --             --        (13,065)
         Fair market value of warrants issued in connection with accounts payable and
           debt                                                                            101,000      1,232,124      2,715,736
         Fair market value of common stock, warrants and options issued for services       259,000        734,121      2,130,434
         Beneficial conversion feature of convertible notes payable                        150,000        185,000        485,000
         Impairment of patents and patents pending                                         334,304             --        334,304
         Impairment of goodwill                                                                 --             --        897,227
         Deferred compensation forgiven                                                         --             --        217,223
         Changes in operating assets and liabilities:
             Accounts receivable                                                                --          4,689             --
             Prepaid expenses                                                              130,478         13,851        151,227
             Other assets                                                                   (3,650)          (625)        (5,605)
             Accounts payable and accrued liabilities                                      474,054        462,215      1,634,273
             Due to related parties                                                        341,644        152,902      1,414,999
                                                                                      -------------  -------------  -------------

    Net cash used in operating activities                                                 (514,503)    (1,007,431)    (4,881,847)
                                                                                      -------------  -------------  -------------

Cash flows from investing activities:
    Purchases of property and equipment                                                     (1,198)       (30,804)      (209,384)
    Patents and patents pending                                                            (49,034)       (46,920)      (352,833)
    Proceeds from the sale of property and equipment                                            --             --         17,065
    Cash of acquired company                                                                    --             --         10,728
                                                                                      -------------  -------------  -------------

    Net cash used in investing activities                                                  (50,232)       (77,724)      (534,424)
                                                                                      -------------  -------------  -------------

Cash flows from financing activities:
    Proceeds from the issuance of notes payable                                             65,000         50,000      1,480,000
    Principal repayments of notes payable                                                  (10,000)            --        (10,000)
    Proceeds from the issuance of convertible notes payable                                275,000        128,000        798,000
    Proceeds from the issuance of common stock                                             230,400        911,764      3,154,603
                                                                                      -------------  -------------  -------------

    Net cash provided by financing activities                                              560,400      1,089,764      5,422,603
                                                                                      -------------  -------------  -------------

Net (decrease) increase in cash                                                             (4,335)         4,609          6,332

Cash at beginning of period                                                                 10,667          6,058             --
                                                                                      -------------  -------------  -------------

Cash at end of period                                                                 $      6,332   $     10,667   $      6,332
                                                                                      =============  =============  =============

Supplemental disclosure of cash flow information -
    Cash paid during the period for:
        Interest                                                                      $     13,000   $     87,734   $    207,492
                                                                                      =============  =============  =============
        Income taxes                                                                  $      1,180   $      2,363   $     12,166
                                                                                      =============  =============  =============

Supplement schedule of noncash investing activities:

Debt converted to common stock                                                        $    205,000   $  1,000,500   $  1,640,594
                                                                                      =============  =============  =============
Issuance of common stock, warrants and options for accounts payable                   $     87,655   $    425,161   $    512,816
                                                                                      =============  =============  =============
Issuance of common stock in connection with license agreements                        $         --   $     18,000   $     18,000
                                                                                      =============  =============  =============
Net assets of entities acquired in exchange for equity securities                     $         --   $         --   $  1,597,867
                                                                                      =============  =============  =============
Debt placement fees paid by issuance of warrants                                      $         --   $         --   $    843,538
                                                                                      =============  =============  =============
Patent pending acquired for 12,500 shares of common stock                             $         --   $         --   $    100,000
                                                                                      =============  =============  =============
Common stock issued for prepaid expenses                                              $         --   $    161,537   $    161,537
                                                                                      =============  =============  =============

------------------------------------------------------------------------------------------------------------------------------------
PAGE F-7                                                            SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aethlon Medical, Inc. (the "Company") engages in the research and development of a medical device known as the Hemopurifier(TM) that removes harmful substances from the blood. The Company is in the development stage on the Hemopurifier and significant research and testing are still needed to reach commercial viability. Any resulting medical device or process will require approval by the U.S. Food and Drug Administration ("FDA"), and the Company has not yet begun efforts to obtain any FDA approval, which may take several years. Since many of the Company's patents were issued in the 1980's, they are scheduled to expire in the near future. Thus, such patents may expire before FDA approval, if any, is obtained.

The Company is classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP"), and has not generated revenues from its principal operations.

The Company's common stock is quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers ("OCTBB") under the symbol "AEMD."

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its legal wholly-owned subsidiaries Aethlon, Inc., Hemex, Inc. and Cell Activation, Inc. (collectively hereinafter referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of approximately $4,007,000 and a deficit accumulated during the development stage of approximately $15,627,000 at March 31, 2003, among other matters, which raise substantial doubt about its ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company intends to fund operations through debt and equity financing arrangements, which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending March 31, 2004. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RISKS AND UNCERTAINTIES

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

USE OF ESTIMATES

The Company prepares its consolidated financial statements in conformity with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, realization of long-lived assets. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts payable, accrued liabilities, notes payable and convertible notes payable approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair values of amounts due to related parties are not determinable as these transactions are with related parties.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution for up to $100,000. At times, cash may be in excess of the FDIC insurance limit of $100,000. The Company had no amounts exceeding this limit at March 31, 2003.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using the double-declining method over the estimated useful lives of the related assets, which range from three to five years. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss included in the statements of operations. Depreciation expense approximated $18,000 and $23,000 for the years ended March 31, 2003 and 2002, respectively.

INCOME TAXES

Under SFAS 109, "ACCOUNTING FOR INCOME TAXES," deferred tax assets and liabilities are recognized for the future tax consequences attributable to difference between the consolidated financial statements and their respective tax basis. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carryforwards. The Company records a valuation allowance for deferred income tax assets when, based on management's best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of the deferred income tax assets may not be realized.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LONG-LIVED ASSETS

SFAS 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provisions of this pronouncement relating to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell or dispose of such asset, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements with respect to future disposal decisions, if any. Management believes that no impairment loss is necessary on long-lived assets, other than $334,000 related to patents pending. There can be no assurance, however, that market conditions or demand for the Company's products or services will not change which could result in future long-lived asset impairment changes in the future.

EARNINGS PER SHARE

Under SFAS 128, "EARNINGS PER SHARE," basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (2,900,000 and 822,000 shares were considered additional common stock equivalents at March 31, 2003 and 2002). As the Company had net losses for the period presented, basic and diluted loss per share are the same, as any additional common stock equivalents would be antidilutive.

SEGMENTS

SFAS 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and how the Company reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company accounts for employee stock options in accordance with the Accounting Principles Board Opinion No. 25 ("APB 25") "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related Interpretations and makes the necessary pro forma disclosures mandated by SFAS No. 123 ("SFAS 123") "ACCOUNTING FOR STOCK-BASED COMPENSATION."

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB 25". This Interpretation clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the Company accounts for its employee stock based compensation in accordance with FIN 44.

In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123." SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of APB 25. SFAS 148 is effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of this statement during the year ended March 31, 2003.

At March 31, 2003, the Company has one stock-based employee compensation plan (the "Plan")(see Note 6). The Company accounts for the Plan under the recognition and measurement principles of APB 25 and related Interpretations. There was no stock-based employee compensation cost reflected in net income for the years ended March 31, 2003 and 2002. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                   YEAR ENDED MARCH 31,
                                                            ----------------------------------
                                                                 2003                2002
                                                            --------------      --------------
Net loss available to common stockholders, as reported      $   2,461,116       $   3,995,910
Pro forma compensation expense                              $       9,000       $     238,000
                                                            --------------      --------------
Pro forma net loss available to common stockholders         $   2,470,116       $   4,233,910
                                                            ==============      ==============
Loss per share, as reported
     Basic                                                  $       (0.44)      $       (1.04)
     Diluted                                                $       (0.44)      $       (1.04)

Loss per share, pro forma
     Basic                                                  $       (0.45)      $       (1.10)
     Diluted                                                $       (0.45)      $       (1.10)

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

                                                                                                                 ADOPTION/ EFFECTIVE
     PRONOUNCEMENT                                               TITLE                                                  DATE
-------------------------    -------------------------------------------------------------------------------    --------------------
SFAS No. 141                 BUSINESS COMBINATIONS                                                                 January 1, 2002

SFAS No. 142                 GOODWILL AND OTHER INTANGIBLE ASSETS                                                  January 1, 2002

SFAS No. 143                 ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS                                           January 1, 2003

                             RESCISSION OF FASB  STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT
SFAS No. 145                 NO. 13, AND TECHNICAL CORRECTIONS                                                       May 15, 2002

SFAS No. 146                 ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES                      January 1, 2003

                             ACQUISITION OF CERTAIN FINANCIAL INSTITUTIONS-AN AMENDMENT OF FASB STATEMENT
SFAS No. 147                 NO. 72 AND 144 AND FASB INTERPRETATION NO. 9                                          October 1, 2002

SFAS No. 149                 AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES             July 1, 2003

                             ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH
SFAS No. 150                 LIABILITIES AND EQUITY                                                                  July 1, 2003

                             GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING
                             INDIRECT GUARANTEES OF INDEBTEDNESS  OF OTHERS - AN INTERPRETATION  OF FASB
FIN 45                       STATEMENTS NO. 5, 57, AND 107 AND RESCISSION OF FASB INTERPRETATION NO. 34           December 31, 2002


Other recent accounting pronouncements are discussed elsewhere in these notes to the financial statements. In the opinion of management, recent accounting pronouncements did not or will not have a material effect on the consolidated financial statements.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PATENTS

The Company capitalizes the cost of patents and patents pending, some of which were acquired, and amortizes such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. Patents pending approximated $0 and $431,000 at March 31, 2003 and 2002, respectively, of which $245,000 at March 31, 2002 were acquired. The unamortized cost of patents and patents pending is written off when management determines there is no future benefit. Capitalized patent costs in the amount of approximately $334,000 and $5,000 were written off during the year ended March 31, 2003 and 2002, respectively. Accumulated amortization of patents approximated $78,000 at March 31, 2003. Patents include both foreign and domestic patents.

STOCK PURCHASE WARRANTS ISSUED WITH NOTES PAYABLE

The Company granted warrants in connection with the issuance of certain notes payable (see Note 4). Under Accounting Principles Board Opinion No. 14, " ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS," the estimated value of such warrants represents a discount from the face amount of the notes payable. Accordingly, the relative estimated fair value of the warrants has been recorded in the financial statements as a discount from the face amount of the notes. The discount was amortized using the effective yield method over the respective lives of the related notes payable of one year. The discount was fully amortized at March 31, 2002.

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable (see Note 5) provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIO" and Emerging Issues Task Force Issue No. 00-27, " APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS," the Company has determined the value of such BCF to be approximately $150,000 and $450,000, for the years ended March 31, 2003 and 2002, respectively. Accordingly, the relative fair value of the BCF has been recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts were amortized to interest expense during their respective years of issuance.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred approximately $200,000 and $340,000 of research and development expenses during the years ended March 31, 2003 and 2002, respectively, which are included in operating expenses in the accompanying consolidated statements of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 financial statement presentation to correspond to the 2003 format.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

2.    EMPLOYMENT CONTRACT

On January 10, 2000, the Company completed the acquisition of the assets of Syngen Research, Inc. ("Syngen"). In accordance with the purchase agreement, the Company issued 65,000 shares of restricted common stock in exchange for all of the outstanding common shares of Syngen. The transaction was intended to qualify as a tax-free purchase under Section 368 (a)(1)(b) of the 1986 Internal Revenue Code, as amended. Since Syngen had no significant assets, liabilities or operations, the Company has accounted for the transaction as an asset purchase for the employment of Syngen's sole shareholder, Dr. Richard Tullis, and not as a business combination. Dr. Tullis, as part of the transaction executed a two-year employment contract with the Company to perform research. Such employment contract is amortized over four years on a straight-line basis because the employment has been extended beyond its original expiration date of January 9, 2002. The compensation under such agreement was modified in June 2001 from $80,000 to $150,000 per year. Under the terms of the agreement, if Dr. Tullis is terminated, he will receive a salary continuation payment in the amount of at least twelve months' base salary.

The Company recorded approximately $510,000 for the employment contract based on the fair value of the Company's 65,000 shares of restricted common stock issued in the transaction. Such value has been estimated at approximately $8.00 per share.

Accumulated amortization of the employment contract approximated $415,000 at March 31, 2003.

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

During the year ended March 31, 2003 and 2002, note holders and vendors representing liabilities in the aggregate amount of approximately $188,000 and $1,020,000 converted their debt in exchange for 150,124 and 816,359 shares of common stock and 75,061 and 408,180 warrants to purchase common stock, respectively. Such warrants were valued using the Black-Scholes option pricing model based on their pro rata value at approximately $71,000 and $339,000. The warrant conversion rate was below estimated market value for warrants issued during the fiscal year ended March 31, 2002, therefore BCF approximating $265,000 was recorded during the year ended March 31, 2002.

4.    NOTES PAYABLE

12% NOTES

The Company entered into arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). The 12% Notes bear interest at 12% per annum, interest payable quarterly, mature one year from the date of issuance, and carry detachable warrants. At March 31, 2003, all outstanding 12% Notes had matured, and interest on such notes for periods after maturity is accruing at the annual rate of 15%.

In January 2002, the Company issued warrants to purchase common stock in exchange for an additional ninety days to become compliant with all past due interest payments related to notes issued in prior years (see Note 6).

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

4.    NOTES PAYABLE (continued)

6.75% NOTES (continued)

On March 18, 2002, the Company issued a promissory note to a stockholder in the amount of $50,000, bearing interest at 6.75% per annum and maturing on May 17, 2002. Such note was converted in March 2003 (see Note 6).

In May 2002, the Company issued notes payable totaling $25,000, bearing interest at 6.75% per annum, and maturing in July 2002. The notes were converted into shares of the Company's common stock in March 2003 (see Note 6).

In December 2002, an existing noteholder increased its advances to the Company by $40,000 to a total of $140,000. In consideration, the Company granted the noteholder warrants (see Note 6), cancelled the noteholder's existing $100,000 of convertible debt and replaced it with a secured $140,000 note payable. The new note bears interest at 10% per annum, with principal and interest thereon due April 30, 2003, which was paid by the Company in accordance with the terms of the agreement. A beneficial conversion feature approximating $30,000 was recorded in connection with the issuance of this note.

All of the 12% Notes and 6.75% Notes were past due and in default at March 31, 2003 and bear interest at 15% per annum until paid.

The Company is currently seeking other financing arrangements to retire all past due notes.

5.    CONVERTIBLE NOTES PAYABLE

8% CONVERTIBLE NOTES

In November 2000, the Company issued convertible notes payable ("8% Convertible Notes"), bearing interest at 8% per annum, with principal and accrued interest due on November 1, 2002. The 8% Convertible Notes require no payment of principal or interest during the term and may be converted to common stock of the Company at any time at the option of the holder. The number of common shares issuable upon conversion is equal to the total principal and unpaid interest as of the date of conversion, divided by the conversion price. The conversion price per share was changed effective August 31, 2001 to the lesser of (a) 80% of the closing market price for the common stock; or (b) 70% of the average of the three lowest closing market prices for the common stock for the 10 trading days prior to conversion. Such change resulted in additional BCF approximating $57,000 during the year ended March 31, 2002.

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

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

5.    CONVERTIBLE NOTES PAYABLE (continued)

8% CONVERTIBLE NOTES (continued)

In exchange for a waiver of the requirement to file an effective registration statement through January 2002, the Company issued 70,586 shares of common stock to the holder of the 8% Convertible Notes and agreed to reduce the exercise price of 119,048 warrants from $3.575 to $2.50 per share. The adjustment recorded by the Company at March 31, 2002 to account for the reduction of the warrant's exercise price is not material to the accompanying financial statements. The Company obtained no such waiver through March 31, 2003 and therefore, has recorded penalties totaling $150,000 in the accompanying consolidated statement of operations during the year ended March 31, 2003. The Company may incur additional charges in exchange for further waivers through the date of an effective registration statement.

10% CONVERTIBLE NOTES

>From time to time, the Company issued convertible notes payable ("10% Convertible Notes") to various investors, bearing interest at 10% per annum, with principal and interest due six months from the date of issuance. The 10% Convertible Notes require no payment of principal or interest during the term and may be converted to common stock of the Company at the conversion price of $0.50 per share at any time at the option of the noteholder.

In April 2002, the Company issued a convertible note in the amount of $50,000. The conversion price of this note was $1.25 at the time of issuance, but in August 2002, the Company reduced the conversion price to $0.50.

During the year ended March 31, 2003, the Company issued additional 10% Convertible Notes totaling $225,000, of which $30,000 was converted into restricted common stock (see Note 6).

A beneficial conversion feature approximating $150,000 was recorded during the year ended March 31, 2003 related to the 10% Convertible Notes.

6.    STOCKHOLDERS' EQUITY

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

COMMON STOCK

During the year ended March 31, 2003, the Company issued 150,124 shares of restricted common stock in connection with the conversion of amounts owed to certain vendors and noteholders approximating $188,000 (see Note 3).

During the year ended March 31, 2003, the Company issued 200,000 shares of restricted common stock for cash totaling $100,000 in connection with the exercise of warrants.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

6.    STOCKHOLDERS' EQUITY (continued)

COMMON STOCK (continued)

During the year ended March 31, 2003, the Company issued 461,600 shares of restricted common stock at $0.25 per share for cash totaling $115,400. In connection with the issuance of certain shares, the Company granted the stockholders warrants to purchase common stock of the Company at $0.25 per share. The warrants vested immediately and expire through March 2004 (see below).

During the year ended March 31, 2003, the Company issued 19,230 shares of restricted common stock at $0.26 per share for cash totaling $5,000.

During the year ended March 31, 2003, the Company issued 8,000 shares of restricted common stock at $1.25 for cash totaling $10,000.

During the year ended March 31, 2003, the Company issued 420,000 shares of restricted common stock in connection with the conversion of $75,000 of 12% Notes payable and $30,000 of 10% Convertible Notes (see Notes 4 and 5).

In November 2002, the Company issued 69,231 shares of restricted common stock for consulting services valued at $45,000 (estimated based on the market price on the date of issue) and recorded such amounts as professional fees in the accompanying consolidated financial statements.

In March 2003, the Company issued 196,078 shares of restricted common stock in connection with a royalty agreement (see Note 7). The shares were valued at $100,000 (estimated based on the market price on the date of issue) and recorded as professional fees in the accompanying consolidated financial statements.

WARRANTS

During the year ended March 31, 2003, the Company granted 240,830 warrants to investors in connection with the purchase of common stock. The warrants have an exercise price of $0.25 per share, vest immediately and are exercisable through March 2004. As the warrants were issued in connection with equity financing, no related expense has been recorded in the accompanying consolidated financial statements.

During the year ended March 31, 2003, the Company granted 75,061 warrants to certain vendors in connection with the conversion of amounts owed by the Company into common stock. The warrants were valued at $71,000 (estimated based on the relative fair values as determined by the Black Scholes option pricing model pursuant to SFAS 123), have exercise prices of $2.00, vest immediately and are exercisable through June 2005.

In December 2002, the Company issued 580,000 warrants to purchase common stock for $0.25 per share, which are exercisable through December 2004 and vested upon grant. The warrants were issued in connection with a short-term secured note payable (see Note 4). In accordance with GAAP, the proceeds of the financing have been allocated to the debt and the warrants based on their relative fair values. Accordingly, a discount of $30,000 has been recorded as a reduction of the debt balance and the offsetting credit has been recorded as additional paid-in capital. The debt discount was amortized to interest expense in the year ended March 31, 2003 in accordance with the short-term nature of the note payable.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

6.    STOCKHOLDERS' EQUITY (continued)

WARRANTS (continued)

In March 2003, the Company issued 420,000 warrants to purchase common stock for $0.25 per share, which are exercisable through March 2004 and vested upon grant. The warrants were issued in connection with the conversion of notes payable (see Notes 4 and 5). As the warrants were issued in connection with equity fund raising activity, no related expense has been recorded in the accompanying consolidated financial statements.

In August 2002, the Company granted warrants to purchase 52,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share in connection with equity fund raising activities. These warrants vested upon grant and are exercisable through March 2004. As such warrants were issued in connection with equity fund raising activities, there was no related expense recorded in the accompanying consolidated financial statements.

During the year ended March 31, 2002, the Company granted 239,000 warrants for services and the satisfaction of certain liabilities. The warrants have exercise prices ranging from $2.75 through $6.50, vested immediately and are exercisable through January 2007. The warrants were valued at $118,000, of which $78,000 was recorded as accounts payable and accrued liabilities in fiscal year 2001.

In January 2002, the Company issued 335,000 warrants to purchase common stock in exchange for an additional ninety days to become compliant with all past due interest payments (see Note 4). The warrants have an exercise price of $2.00 per share, vest immediately, and expire twelve months from the date of issuance. Such warrants were valued using the Black-Scholes option pricing model at approximately $118,000, and were recorded as interest expense.

A summary of the aggregate warrant activity for the years ended March 31, 2003 and 2002 is presented below:

                                                      Year Ended March 31,
                                    ----------------------------------------------------------
                                               2003                         2002
                                    --------------------------   -----------------------------
                                                     Weighted                    Weighted
                                                      Average                     Average
                                     Warrants          Price       Warrants        Price
                                    -----------      ---------   -----------     ---------
Outstanding, beginning of year       1,873,855       $   3.65       891,675      $   4.62
      Granted                        1,367,891           0.35       982,180          2.77
      Exercised                             --             --            --            --
      Cancelled/Forfeited             (335,000)         (2.00)           --            --
                                    -----------      ---------   -----------     ---------

Outstanding, end of year             2,906,746       $   2.29     1,873,855      $   3.65
                                    ===========      =========   ===========     =========

Exercisable, end of year             2,906,746       $   2.29     1,873,855      $   3.65
                                    ===========      =========   ===========     =========

Weighted average fair
  value of warrants granted                          $   0.38                    $   0.60
                                                     =========                   =========

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

6.    STOCKHOLDERS' EQUITY (continued)

WARRANTS (continued)

The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes pricing model:

                                              Years Ended March 31,
                                           2003                    2002
                                   ---------------------    --------------------
Risk free rate                                    3.50%                   3.40%
Average expected life                         2.5 years               2.4 years
Expected volatility                                210%                     56%
Expected dividends                                 None                    None

A detail of the warrants outstanding and exercisable as of March 31, 2003 is as follows:

                                                   Warrants Outstanding              Warrants Exercisable
                                        -----------------------------------------------------------------------
                                                          Weighted     Weighted                     Weighted
                                                          Average       Average                      Average
                                            Number       Remaining     Exercise        Number       Exercise
Range of Exercise Prices                 Outstanding        Life         Price      Outstanding       Price
                                        --------------- ------------- ------------ --------------- ------------
                $0.25                        1,292,830           2.7      $  0.25       1,292,830      $  0.25
            $2.00 - $3.00                      637,166           2.2      $  2.13         637,166      $  2.13
            $4.00 - $5.00                      823,000           2.2      $  4.91         823,000      $  4.91
            $6.00 - $6.50                      153,750           2.0      $  6.49         153,750      $  6.49
                                        ---------------                            ---------------
                                             2,906,746                                  2,906,746
                                        ===============                            ===============

OPTIONS

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

In March 2002, the board of directors granted the Company's Chief Executive Officer ("CEO") and Dr. Tullis non-qualified stock options to purchase up to 250,000 shares of common stock each, at an exercise price of $1.90 per share (the estimated fair market value at grant date) and expire March 2012. Awards are earned upon achievement of certain financial and/or research and development milestones. Should the Company's Chief Executive Officer or Dr. Tullis leave his position with Aethlon Medical for any reason other than "For Cause" (as commonly defined), each will be credited with no fewer than 50,000 option shares for each full year of employment from March 11, 2002. As of March 31, 2003, the CEO and Dr. Tullis have vested in 250,000 and 225,000 of such options, respectively.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

6.    STOCKHOLDERS' EQUITY (continued)

OPTIONS (continued)

In January 2002, the Company granted 400,000 stock options to a consultant for services rendered valued at $562,000 (estimated based on the Black Scholes option pricing model pursuant to SFAS 123) in connection with a consulting agreement. In July 2002, the Company extended the original agreement by six months to expire July 2003 and granted an additional 200,000 stock options valued at $114,000 (estimated based on the Black Scholes option pricing model pursuant to SFAS 123). All 600,000 options have been exercised as of March 31, 2003. The stock options had an exercise price of $0.50, vested immediately and were exercisable through October 2002.

In November 2001, the Company issued 26,067 non-statutory options (10,800 options were cancelled during fiscal 2002) to purchase common stock to certain members of the Company's Board of Directors for their services as directors at exercise prices ranging from $1.78 per share to $2.00 per share, expiring five years from the date of issuance and vesting on the grant date. The Company recorded compensation expense under APB 25 of approximately $7,500 related to such options.

In July 2001, the Company granted its Chief Financial Officer non-qualified stock options to purchase up to 150,000 shares of common stock at an exercise price of $2.25 per share (the estimated fair market value at grant date), which vest ratably over three years and expire July 15, 2011.

The following is a status of the stock options outstanding at March 31, 2003 and the changes during the two years then ended:

                                                     Year Ended March 31,
                                    -------------------------------------------------------
                                              2003                         2002
                                    --------------------------   --------------------------
                                                     Weighted                     Weighted
                                                      Average                     Average
                                      Options          Price       Options         Price
                                    -----------      ---------   -----------      ---------
Outstanding, beginning of year       1,376,115       $   2.49       710,848       $   2.95
      Granted                          200,000           0.50     1,076,067           1.44
      Exercised                       (200,000)         (0.50)     (400,000)         (0.50)
      Cancelled/Forfeited                   --             --       (10,800)         (1.81)
                                    -----------      ---------   -----------      ---------

Outstanding, end of year             1,376,115       $   2.49     1,376,115       $   2.49
                                    ===========      =========   ===========      =========

Exercisable, end of year             1,283,530       $   2.50       908,160       $   1.40
                                    ===========      =========   ===========      =========

Weighted average fair
  value of options granted                           $   0.57                     $   1.35
                                                     =========                    =========

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

6.    STOCKHOLDERS' EQUITY (continued)

OPTIONS (continued)

The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes option-pricing model:

                                             Years Ended March 31,
                                          2003                    2002
                                  ---------------------    --------------------
Risk free rate                                    3.50                   3.80%
Average expected life                          3 years               4.6 years
Expected volatility                               210%                     58%
Expected dividends                                None                    None

A detail of the options outstanding and exercisable as of March 31, 2003 is as follows:

                                                    Options Outstanding                Options Exercisable
                                        ------------------------------------------ ----------------------------
                                                          Weighted     Weighted                     Weighted
                                                          Average       Average                      Average
                                            Number       Remaining     Exercise        Number       Exercise
Range of Exercise Prices                 Outstanding        Life         Price      Outstanding       Price
                                        --------------- ------------- ------------ --------------- ------------
                $0.39                       50,848       4.7 years      $ 0.39         45,763        $ 0.39
            $1.78 - $2.00                  515,267       8.9 years      $ 1.90        490,267        $ 1.90
            $2.25 - $3.00                  602,500       4.3 years      $ 2.78        540,000        $ 2.78
            $3.25 - $3.75                  207,500       2.9 years      $ 3.27        207,500        $ 3.27
                                        ---------------                            ---------------
                                          1,376,115                                  1,283,530
                                        ===============                            ===============

7.  RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Certain officers of the Company and other related parties have advanced the Company funds, agreed to defer compensation or paid expenses on behalf of the Company to cover short-term working capital deficiencies. These non interest-bearing liabilities have been included as due to related parties in the accompanying consolidated financial statements.

ROYALTY AGREEMENT

Effective January 1, 2000, the Company entered into an agreement with a related party under which an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemopurifier(TM) were assigned to the Company by the inventors in exchange for (a) a royalty to be paid on future sales of the patented product or process equal to 8.75% of net sales, as defined and (b) 12,500 shares of the Company's common stock. Upon the issuance of the first United States patent relating to the invention, the Company is obligated to issue an additional 12,500 shares of common stock to the inventors. If the market price of the Company's common stock on the date the patent is issued is below $8 per share, the number of shares to be issued will be that amount which equates to $100,000 of market value. On March 4, 2003, the related patent was issued and therefore the Company issued 196,078 shares of common stock valued at $100,000 and is included in professional fees in the accompanying consolidated statements of operations (see Note 6).

Other related party transactions are disclosed elsewhere in these notes to consolidated financial statements.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

8. INCOME TAX PROVISION

Income tax expense for the years ended March 31, 2003 and 2002 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the income from continuing operations before provision for income taxes as a result of the following:

                                                               2003              2002
                                                           ------------      ------------
Computed "expected" tax benefit                            $  (837,000)      $(1,360,000)

Reduction in income taxes resulting from:
    Equity for services                                         39,000           230,000
    Interest for warrants and BCF                               85,000           360,000
    Change in deferred tax assets valuation allowance          897,000           900,000
    State and local income taxes,
      net of federal benefit                                  (162,000)         (130,000)
    Other                                                      (22,000)               --
                                                           ------------      ------------

                                                           $        --       $        --
                                                           ============      ============

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at March 31, 2003 are presented below:

Deferred tax assets:
    Capitalized research and development                      $       1,833,000
    Net operating loss carryforwards                                  2,394,000
                                                              -----------------

        Total gross deferred tax assets                               4,227,000

        Less valuation allowance                                     (4,227,000)
                                                              ------------------

        Net deferred tax assets                               $              --
                                                              ==================

The valuation allowance for deferred tax assets from continuing operations as of April 1, 2002 was $3,330,000. The net change in the total valuation allowance for Federal and State was for the year ended March 31, 2003 and 2002 was an increase of $897,000 and $900,000, respectively.

As of March 31, 2003, the Company had tax net operating loss carryforwards of approximately $6,460,000 and $2,230,000 available to offset future taxable Federal and state income, respectively. The carryforward amounts expire in varying amounts between 2004 and 2024.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

9.  COMMITMENTS AND CONTINGENCIES

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

EMPLOYMENT CONTRACTS

In addition to the employment contract discussed in Note 2, the Company entered into an employment agreement with its Chairman of the Board effective April 1, 1999. The agreement, which is cancelable by either party upon sixty days notice, will be in effect until the employee retires or ceases to be employed by the Company. The Chairman of the Board was appointed President and Chief Executive Officer effective June 1, 2001 upon which his base annual salary was increased from $120,000 to $180,000. Under the terms of the agreement, if the employee is terminated he may become eligible to receive a salary continuation payment in the amount of at least twelve months' base salary.

DELINQUENT SEC FILING

The Company's March 31, 2002 Form 10-KSB did not contain certain disclosure items in its Management's Discussion and Analysis or Plan of Operation sections including Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Certain Relationships and Related Transactions. Such filing delinquencies constitute securities laws non-compliance and, among other actions enforceable by the SEC, could result in de-listing of the Company's common stock from the OCTBB.

In addition, any owners of the Company's restricted securities who are otherwise eligible to sell such securities under Rule 144 may be temporarily unable to do so until such filing delinquencies are cured.

10. SUBSEQUENT EVENTS (UNAUDITED)

In April 2003, the Company issued a convertible note in the amount of $150,000, bearing interest at 9% per annum, with principal and interest due in June 2003. The convertible note requires no payment of principal or interest during the term and may be converted to common stock of the Company at the conversion price of $0.25 per share at any time at the option of the noteholder. The Company has recorded a BCF of $150,000 in connection with the issuance of the note.

In April 2003, the Company issued 600,000 shares of restricted common stock at $0.25 per share for cash totaling $150,000. In connection with the issuance of certain shares, the Company granted the stockholders 600,000 warrants to purchase common stock of the Company at $0.25 per share. The warrants vest immediately and expire through April 2005. As the warrants were issued in connection with equity financing, no related expense will be recorded in the consolidated financial statements.

In May 2003, the Company issued 40,000 shares of restricted common stock at $0.25 per share for cash totaling $10,000.