Form 10QSB
period 2003-06-30
AETHLON MEDICAL INC
filed 2003-08-19
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
0
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2003

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares of common stock of the registrant outstanding as of August 15, 2003 was 7,774,960.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEET AT JUNE 30, 2003 (UNAUDITED)

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2003

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2003

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                     PART I.
                              FINANCIAL INFORMATION

         All references to "us", "we", "Aethlon", "Aethlon Medical", or "the Company" refer to Aethlon Medical, Inc., its predecessors and its subsidiaries.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   June 30,
                                                                     2003
                                                                  (Unaudited)
                                                                 -------------
                                     ASSETS
Current assets
     Cash                                                        $       --
     Prepaid expenses                                                  10,310
                                                                 -------------
                                                                       10,310

Property and equipment, net                                            21,218
Patents and patents pending, net                                      254,858
Employment contract                                                    63,471
Other assets                                                            5,605
                                                                 -------------

                                                                 $    355,462
                                                                 =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued
       liabilities                                               $  1,558,746
     Due to related parties                                         1,475,505
     Notes payable                                                    392,500
     Convertible notes payable                                        660,000
                                                                 -------------
                                                                    4,086,751

Commitments and Contingencies

Stockholders' Deficit
     Common stock,par value $0.001 per
         share; 25,000,000 shares authorized;
         7,344,960 shares issued
         and outstanding                                                7,345
     Additional paid-in capital                                    12,306,073
     Deficit accumulated during
         development stage                                        (16,044,707)
                                                                 -------------

                                                                   (3,731,289)
                                                                 -------------

                                                                 $    355,462
                                                                 =============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                               AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                    (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          For the Three Months Ended June 30, 2003 and 2002
                and For the Period January 31, 1984 (Inception) Through June 30, 2003

                                                                              JANUARY 31,
                                                                                1984
                                                                              (INCEPTION)
                                                                                THROUGH
                                          JUNE 30,           JUNE 30,           JUNE 30,
                                            2003               2002               2003
                                         (unaudited)        (unaudited)        (unaudited)
                                        -------------      -------------      -------------
REVENUES
  Grant income                          $         --       $         --       $  1,424,012
  Subcontract income                              --                 --             73,746
  Sale of research and development                --                 --             35,810
                                        -------------      -------------      -------------
                                                  --                 --          1,533,568

EXPENSES
  Personnel                                  102,654            133,442          5,255,678
  Professional fees                           55,232            110,347          3,482,071
  Impairment                                      --                 --          1,231,531
  Other expenses                              78,805             73,735          3,322,970
                                        -------------      -------------      -------------
                                             236,691            317,524         13,292,250

OPERATING LOSS                              (236,691)          (317,524)       (11,758,682)

OTHER EXPENSE (INCOME)
  Interest and other debt expenses           181,501             83,259          4,165,833
  Interest income                                 --                 --            (17,415)
  Other                                           --             (1,616)           137,607
                                        -------------      -------------      -------------
                                             181,501             81,643          4,286,025
                                        -------------      -------------      -------------

         NET LOSS                       ($   418,192)      ($   399,167)       (16,044,707)
                                        =============      =============      =============

BASIC AND DILUTED LOSS PER
                  COMMON SHARE          ($      0.06)      ($      0.08)
                                        =============      =============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                  7,316,279          5,234,072
                                        =============      =============

The accompanying notes are an integral part of these condensed consolidated financial statements.



                                         AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                              (A Development Stage Company)
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the Three Months Ended June 30, 2003 and 2002 and For the
                                Period January 31, 1984 (Inception) Through June 30, 2003

                                                                                                        January 31,
                                                                                                           1984
                                                                                                        (Inception)
                                                                                                          Through
                                                                     June 30,          June 30,           June 30,
                                                                      2003               2002               2003
                                                                   (unaudited)        (unaudited)        (unaudited)
                                                                  -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $   (418,192)      $   (399,167)      $(16,044,707)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                      39,387             40,879            822,302
     Gain on sale of property and equipment                                 --                 --            (13,065)
     Fair market value of warrants issued in connection with
         accounts payable and debt                                          --            (24,714)         2,715,736
     Fair market value of common stock, warrants and
         options issued for services                                     2,500             40,385          2,132,934
     Beneficial conversion feature of convertible
         notes payable                                                 150,000             80,000            635,000
     Impairment of patents and patents pending                              --                 --            334,304
     Impairment of goodwill                                                 --                 --            897,227
     Deferred compensation forgiven                                         --                 --            217,223
     Changes in operating assets and liabilities:
         Accounts receivable                                                --                 --                 --
         Prepaid expenses                                                   --              5,863            151,227
         Other assets                                                       --                 --             (5,605)
         Accounts payable and accrued liabilities                       12,128             78,362          1,646,401
         Due to related parties                                         60,506             99,218          1,475,505
                                                                  -------------      -------------      -------------
Net cash used in operating activities                                 (153,671)           (79,174)        (5,035,518)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                     (2,661)                --           (212,045)

Acquisition of patents and patents pending                                  --            (10,986)          (352,833)
Proceeds from sale of property and equipment                                --                 --             17,065
Cash of acquired company                                                    --                 --             10,728
                                                                  -------------      -------------      -------------

Net cash used in investing activities                                   (2,661)           (10,986)          (537,085)

                                           (continued)

                                                5

The accompanying notes are an integral part of these condensed consolidated financial statements.



                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended June 30, 2003 and 2002 and
       For the Period January 31, 1984 (Inception) Through June 30, 2003


                                                                                             January 31,
                                                                                               1984
                                                                                             (Inception)
                                                                                               Through
                                                           June 30,          June 30,          June 30,
                                                             2003              2002              2003
                                                         (unaudited)       (unaudited)       (unaudited)
                                                         ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                  $        --       $   105,000       $ 1,480,000
Principal payments of notes payable                         (160,000)          (25,000)         (170,000)
Proceeds from issuance of convertible notes payable          150,000                --           948,000
Net proceeds from issuance of common stock                   160,000                --         3,314,603
                                                         ------------      ------------      ------------

Net cash provided by financing activities                    150,000            80,000         5,572,603
                                                         ------------      ------------      ------------

NET (DECREASE) INCREASE IN CASH                               (6,332)          (10,160)               --
CASH - beginning of period                                     6,332            10,667                --
                                                         ------------      ------------      ------------

CASH - end of period                                     $        --       $       507       $        --
                                                         ============      ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                6

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Aethlon Medical, Inc. (the "Company") is a development stage therapeutic device company focused on expanding the applications of its Hemopurifier (TM) platform technology, which is designed to rapidly reduce the presence of infectious viruses and toxic viral proteins from human blood. In this regard, Aethlon Medical's core focus is the development of therapeutic devices that treat HIV/AIDS, Hepatitis-C, and other infectious diseases. In pre-clinical testing, the Company's lead product, AEMD-45 removed 55% of HIV from human blood in three hours and in excess of 85% in twelve hours. This same treatment cartridge was able to remove 90% of toxic proteins that deplete immune cells in one hour. In January of 2003, the Company completed early stage blood studies of its HCV-Hemopurifier, which documented a consistent ability to remove 58 percent of the Hepatitis-C virus from infected blood in two hours. The Company is in the development stage on the Hemopurifier and significant research and testing are still needed to reach commercial viability. Any resulting medical device or process will require approval by the U.S. Food and Drug Administration ("FDA"), and the Company has not yet begun efforts to obtain FDA approval on its current lead product candidate, which may take several years. Since many of the Company's patents were issued in the 1980's, they are scheduled to expire in the near future. Thus, such patents may expire before FDA approval, if any, is obtained.

The Company is classified as a development stage enterprise under accounting principles generally accepted in the United States ("GAAP"), and has not generated revenues from its principal operations.

The Company's common stock is quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers under the symbol "AEMD".

The accompanying unaudited condensed consolidated financial statements of Aethlon Medical, Inc. (the "Company") have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003, which includes audited financial statements and footnotes as of and for the years ended March 31, 2003 and 2002.

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

STOCK BASED COMPENSATION
------------------------

At June 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations.

No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended to stock-based employee compensation.

                                                            2003            2002
                                                         ----------      ----------
Net loss:
    As reported                                          $(418,192)      $(399,167)
    Deduct: Total stock-based employee compensation
          expense determined under fair value based
          method for all awards                            (13,000)        (60,000)
                                                         ----------      ----------
    Pro forma                                            $(431,192)      $(459,167)
                                                         ==========      ==========

Basic and diluted net loss per share:
    As reported                                          $   (0.06)      $   (0.08)
                                                         ==========      ==========
    Pro forma                                            $   (0.06)      $   (0.09)
                                                         ==========      ==========

LOSS PER COMMON SHARE
---------------------

Loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive. The total potential common shares that have not been included in such computation are approximately 4,140,000 at June 30, 2003.

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to the June 30, 2002 financial statement presentation to correspond to the June 30, 2003 format.

NOTE 3. CONVERTIBLE PROMISSORY NOTES

CONVERTIBLE PROMISSORY NOTES
-----------------------------

In April 2003, the Company issued a convertible note in the amount of $150,000, bearing interest at 9% per annum, with principal and interest due in June 2003, which is in default. The convertible note requires no payment of principal or interest during the term and may be converted to common stock of the Company at the conversion price of $0.25 per share at any time at the option of the noteholder. The Company has recorded a beneficial conversion feature ("BCF") of $150,000 in connection with the issuance of the note and amortized such amount to interest expense during the three month period ended June 30, 2003.

The Company is currently in default on approximately $ 1,052,500 of amounts owed under various notes payable and accrued liabilities and is currently seeking other financing arrangements to retire all past due notes.

NOTE 4. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced a loss of approximately $15.9 million for the period from January 31, 1984 (Inception) through June 30, 2003. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Such factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management is in discussions with potential investors to pursue additional capital infusions into the Company, which management believes are necessary at least until such time that the Company generates sufficient revenues and achieves profitability and positive cash flow.

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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

NOTE 6. STOCK TRANSACTIONS

In April 2003, the Company issued 600,000 shares of restricted common stock at $0.25 per share for cash totaling $150,000. In connection with the issuance of such shares, the Company granted the stockholder 600,000 warrants to purchase common stock of the Company at $0.25 per share. The warrants vest immediately and expire through April 2005. As the warrants were issued in connection with equity financing, no related expense was recorded in the condensed consolidated financial statements.

During April 2003, 10,000 shares were issued for services rendered, which were valued at $2,500 (based on the fair market value on the date of grant).

In May 2003, the Company issued 40,000 shares of restricted common stock at $0.25 per share for cash totaling $10,000. In connection with the issuance of such shares, the Company granted the stockholders 40,000 warrants to purchase common stock of the Company at $0.25 per share. The warrants vest immediately and expire through May 2004. As the warrants were issued in connection with equity financing, no related expense was recorded in the condensed consolidated financial statements.

NOTE 7. SUBSEQUENT EVENTS

In July and August 2003, the Company issued 380,000 shares of restricted common stock at $0.25 per share for cash totaling $100,000. In connection with the issuance of such shares, the Company granted the stockholders 380,000 warrants to purchase common stock of the Company at $0.25 per share. The warrants vest immediately and expire through August 2004. As the warrants were issued in connection with equity financing, no related expense will be recorded in the condensed consolidated financial statements. The Company issued 50,000 shares of restricted common stock in conjunction with equity fund-raising activities.

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

THE COMPANY
-----------

Aethlon Medical is a development stage therapeutic device company that has not yet engaged in significant commercial activities. The primary focus of our resources is the advancement of our proprietary Hemopurifier(TM) platform treatment technology, which is designed to remove viruses and toxic viral proteins from human blood. Our main focus during fiscal 2003 was to prepare our HIV-Hemopurifier to treat HIV/AIDS for human clinical trials, and to initiate the pre-clinical human blood studies of our HCV-Hemopurifier for treating Hepatitis-C. See Item 1, "NATURE OF BUSINESS".

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

RESULTS OF OPERATIONS
---------------------

THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

OPERATING EXPENSES
------------------

Consolidated operating expenses were $236,691 for the three months ended June 30, 2003, versus $317,524 for the comparable period ended June 30, 2002. This decrease of 25.5% in operating expenses is principally attributable to decreased professional fees and personnel expenses due to reduced professionals associated with strategic and financial planning activities and reduced staff.

NET LOSS
--------

We recorded a consolidated net loss of $418,192 and $399,167 for the quarters ended June 30, 2003 and 2002, respectively. The increase in net loss of 4.8% was primarily attributable to the beneficial conversion feature of warrants associated with convertible notes issued, partially offset by lower operating expenses.

Basic and diluted loss per common share were ($0.06) for the three month period ended June 30,2003 compared to ($0.08) for the same period ended June 30, 2002. This reduction in loss per share was primarily attributable to the decrease in net loss, as well as greater number of common shares outstanding during the three month period ended June 30,2003, as compared to the three month period ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

To date, we have funded our capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. Our cash position at June 30, 2003 was $ -- as compared to $6,332, at March 31, 2003, representing a decrease of $6,332.

During the three months ended June 30, 2003, operating activities used net cash of $153,671. We received $160,000 from the sale of common stock. In addition, during the three months ended June 30, 2003, we received $150,000 from the issuance of convertible notes payable and repaid notes totaling $160,000.

During the three month period ended June 30, 2003, net cash used in operating activities primarily consisted of net loss of $418,192. Net loss was offset principally by depreciation of $39,387 and beneficial conversion feature of $150,000 plus an increase in accounts payable and amounts due to related parties of $72,634.

Changes in current assets and current liabilities of ($68,966) resulted in a negative working capital position of ($4,076,441) at June 30, 2003 as compared to a negative working capital of ($4,007,475) at March 31, 2003.

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

Due to the our recurring losses during the development stage, and continued need for capital, our independent certified public accountants have included an explanatory paragraph in their audit report in the Company's Form 10-KSB at March 31, 2003 stating that these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

At the date of this filing, we do not have plans to purchase significant amounts of equipment or hire significant numbers of employees prior to successfully raising additional capital.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(c) and 15d-15(c). Based on the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2003, the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company's periodic SEC filings. In addition, there have been no significant changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2003 or in other factors that are reasonably likely to significantly affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary. Based on the most recent evaluation as of June 30, 2003, the CEO and CFO have concluded that there are no significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information and such officers have identified no material weaknesses in internal control over financial reporting.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

In April 2003, the Company issued a convertible note in the amount of $150,000, bearing interest at 9% per annum, with principal and interest due in June 2003. The convertible note requires no payment of principal or interest during the term and may be converted to common stock of the Company at the conversion price of $0.25 per share at any time at the option of the noteholder.

In April 2003, the Company issued 600,000 shares of restricted common stock at $0.25 per share for cash totaling $150,000. In connection with the issuance of such shares, the Company granted the stockholder 600,000 warrants to purchase common stock of the Company at $0.25 per share. The warrants vest immediately and expire through April 2005.

During April 2003, 10,000 shares were issued for services rendered, valued at $2,500 (based on the market price on the date of grant).

In May 2003, the Company issued 40,000 shares of restricted common stock at $0.25 per share for cash totaling $10,000. In connection with the issuance of such shares, the Company granted the stockholders 40,000 warrants to purchase common stock of the Company at $0.25 per share. The warrants vest immediately and expire through May 2004.

In July and August 2003, the Company issued 380,000 shares of restricted common stock at $0.25 per share for cash totaling $100,000. In connection with the issuance of such shares, the Company granted the stockholders 380,000 warrants to purchase common stock of the Company at $0.25 per share. The warrants vest immediately and expire through August 2004. The Company issued 50,000 shares of restricted common stock in conjunction with equity fund-raising activities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $1,052,000 have reached maturity and are past due. The Company is currently seeking other financing arrangements to retire all past due notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following documents are filed as part of this report:

31.1 Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2 Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1 Certification of James A. Joyce, Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2 Certification of Edward C. Hall, Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2003.

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AETHLON MEDICAL, INC

Date: August 19, 2003

BY: /S/ JAMES A. JOYCE                  BY: /S/ EDWARD C. HALL
    ---------------------------             ---------------------------
      JAMES A. JOYCE                        EDWARD C. HALL
      CHAIRMAN, PRESIDENT AND               CHIEF FINANCIAL OFFICER
      CHIEF EXECUTIVE OFFICER

                              AETHLON MEDICAL, INC.