Form 10QSB
period 2003-09-30
AETHLON MEDICAL INC
filed 2003-11-19
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended September 30, 2003

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

The number of shares of common stock of the registrant outstanding as of November 14, 2003 was 8,174,960.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 2003 (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2003

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2003

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

                                     PART I.
                              FINANCIAL INFORMATION

         All references to "us", "we", "Aethlon", "Aethlon Medical", or "the Company" refer to Aethlon Medical, Inc., its predecessors and its subsidiaries.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                 September 30,
                                                                     2003
                                                                  (Unaudited)
                                                                 -------------
                                     ASSETS
Current assets
     Cash                                                        $        937
     Prepaid expenses                                                  12,219
                                                                 -------------
                                                                       13,156

Property and equipment, net                                            19,195
Patents and patents pending, net                                      249,010
Employment contract                                                    31,734
Other assets                                                            5,605
                                                                 -------------

                                                                 $    318,700
                                                                 =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued
       liabilities                                               $  1,575,711
     Due to related parties                                         1,533,908
     Notes payable                                                    392,500
     Convertible notes payable                                        660,000
                                                                 -------------
                                                                    4,162,119

Commitments and Contingencies

Stockholders' Deficit
     Common stock,par value $0.001 per
         share; 25,000,000 shares authorized;
         7,994,960 shares issued
         and outstanding                                                7,995
     Additional paid-in capital                                    12,480,423
     Deficit accumulated during
         development stage                                        (16,331,837)
                                                                 -------------
                                                                   (3,843,419)
                                                                 -------------
                                                                 $    318,700
                                                                 =============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Three and Six Months Ended September 30, 2003 and 2002 and For
                         the Period January 31, 1984 (Inception) Through September 30, 2003
                                                    (Unaudited)

                                                                                                    January 31, 1984
                                      Three Months    Three Months     Six Months      Six Months      (Inception)
                                         Ended           Ended           Ended           Ended           through
                                      September 30,   September 30,   September 30,   September 30,   September 30,
                                          2003            2002            2003            2002            2003
                                      -------------   -------------   -------------   -------------   -------------
REVENUES
  Grant income                        $         --    $         --    $         --    $         --    $  1,424,012
  Subcontract income                            --              --              --              --          73,746
  Sale of research
     and development                            --              --              --              --          35,810
                                      -------------   -------------   -------------   -------------   -------------
                                                --              --              --              --       1,533,568

EXPENSES
  Personnel                                107,478         164,941         210,131         298,383       5,363,155
  Professional fees                         80,932         223,823         136,164         334,169       3,563,003
  Impairment                                    --              --              --              --       1,231,531
  Other expenses                            76,726          87,534         155,532         161,270       3,399,697
                                      -------------   -------------   -------------   -------------   -------------
                                           265,136         476,298         501,827         793,822      13,557,386

OPERATING LOSS                            (265,136)       (476,298)       (501,827)       (793,822)    (12,023,818)

OTHER EXPENSE (INCOME)
 Interest and other
         debt expenses                      21,994         170,385         203,495         253,654       4,187,827
 Interest income                                --              --              --              --         (17,415)
 Other                                          --              --              --          (1,616)        137,607
                                      -------------   -------------   -------------   -------------   -------------
                                            21,994         170,385         203,495         252,028       4,308,019
                                      -------------   -------------   -------------   -------------   -------------

NET LOSS                                  (287,130)       (646,683)       (705,322)     (1,045,850)    (16,331,837)
                                      =============   =============   =============   =============   =============
BASIC AND DILUTED LOSS PER
COMMON SHARE                          ($      0.04)   ($      0.12)   ($      0.09)   ($      0.20)
                                      =============   =============   =============   =============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                7,753,547      5,448,408       7,536,108       5,342,505
                                      =============   =============   =============   =============


           The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                 4


                                   AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                        (A Development Stage Company)
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended September 30, 2003 and 2002 and For the Period January
                               31, 1984 (Inception) Through September 30, 2003

                                                 (Unaudited)

                                                                                             January 31, 1984
                                                                Six Months      Six Months     (Inception)
                                                                  Ended           Ended          Through
                                                               September 30,   September 30,   September 30,
                                                                   2003            2002            2003
                                                               -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $   (705,322)   $ (1,045,850)   $(16,331,837)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                   78,993          81,808         861,908
     Gain on sale of property and equipment                              --              --         (13,065)
     Fair market value of warrants issued in connection with
         accounts payable and debt                                       --         (24,714)      2,715,736
     Fair market value of common stock, warrants and
         options issued for services                                 22,500          57,000       2,152,934
     Beneficial conversion feature of convertible
         notes payable                                              150,000         230,000         635,000
     Impairment of patents pending                                       --              --         334,304
     Impairment of goodwill                                              --              --         897,227
     Deferred compensation forgiven                                      --              --         217,223
     Changes in operating assets and liabilities:
         Prepaid expenses                                            (1,909)         76,224         149,318
         Other assets                                                    --              --          (5,605)
         Accounts payable and accrued liabilities                    29,093          99,670       1,663,366
         Due to related parties                                     118,909         233,612       1,533,908
                                                               -------------   -------------   -------------
Net cash used in operating activities                              (307,736)       (292,250)     (5,189,583)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                (2,659)          1,197)       (212,043)
Acquisition of patents and patents pending                               --         (19,995)       (352,833)
Proceeds from sale of property and equipment                             --              --          17,065
Cash of acquired company                                                 --              --          10,728
                                                               -------------   -------------   -------------

Net cash used in investing activities                                (2,659)        (21,192)       (537,083)

                                                 (continued)

                                                      5

                 The accompanying notes are an integral part of these condensed consolidated financial statements.



                         AETHLON MEDICAL, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Six Months Ended September 30, 2003 and 2002 and For the Period January
                    31, 1984 (Inception) Through September 30, 2003

                                      (Unaudited)


                                                                          January 31,1984
                                              Six Months     Six Months     (Inception)
                                                Ended          Ended          Through
                                             September 30,  September 30,   September 30,
                                                 2003           2002            2003
                                             ------------   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable      $        --    $   255,000     $ 1,480,000
Principal payments on notes payable             (160,000)       (25,000)       (170,000)
Net proceeds from issuance of convertible
  notes payable                                  150,000             --         948,000
Net proceeds from issuance of common stock       315,000         74,000       3,469,603
                                             ------------   ------------    ------------

Net cash provided by financing activities        305,000        304,000       5,727,603
                                             ------------   ------------    ------------

NET (DECREASE) INCREASE IN CASH                   (5,395)        (9,442)            937

CASH - beginning of period                         6,332         10,667              --
                                             ------------   ------------    ------------

CASH - end of period                         $       937    $     1,225     $       937
                                             ============   ============    ============

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           6

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

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

The accompanying unaudited condensed consolidated financial statements of Aethlon Medical, Inc. (the "Company") have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003, which includes audited financial statements and footnotes as of and for the years ended March 31, 2003 and 2002.

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

STOCK BASED COMPENSATION
------------------------

At September 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations.

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

                                                          2003          2002
                                                      ------------  ------------
Net loss:
    As reported                                       $  (705,322)  $(1,045,850)
    Deduct: Total stock-based employee compensation
          expense determined under fair value based
          method for all awards                           (26,000)     (120,000)
                                                      ------------  ------------
    Pro forma                                         $  (731,322)  $(1,165,850)
                                                      ============  ============

Basic and diluted net loss per share:
    As reported                                       $     (0.09)  $     (0.20)
                                                      ============  ============
    Pro forma                                         $     (0.10)  $     (0.22)
                                                      ============  ============

LOSS PER COMMON SHARE
---------------------

Loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive. The total potential common shares that have not been included in such computation are approximately 1,140,000 (using the treasury stock method) at September 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

Recent accounting pronouncements discussed in the notes to the March 31, 2003 audited consolidated financial statements, filed previously with the U.S. Securities and Exchange Commission in Form 10-KSB, that were required to be adopted during the period ended September 30, 2003 did not have a significant impact on the Company's financial statements.

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to the September 30, 2002 financial statement presentation to correspond to the September 30, 2003 format.

NOTE 3. CONVERTIBLE PROMISSORY NOTES

CONVERTIBLE PROMISSORY NOTES
-----------------------------

In April 2003, the Company issued a convertible note in the amount of $150,000, bearing interest at 9% per annum, with principal and interest due in June 2003, which is in default. The convertible note requires no payment of principal or interest during the term and may be converted to common stock of the Company at the conversion price of $0.25 per share at any time at the option of the noteholder. The Company has recorded a beneficial conversion feature ("BCF") of $150,000 in connection with the issuance of the note and amortized such amount to interest expense during the six month period ended September 30, 2003.

The Company is currently in default on approximately $1,052,500 of amounts owed under various notes payable and accrued liabilities and is currently seeking other financing arrangements to retire all past due notes.

NOTE 4. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced a loss of approximately $16.3 million for the period from January 31, 1984 (Inception) through September 30, 2003. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Such factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management is in discussions with potential investors to pursue additional capital infusions into the Company, which management believes are necessary at least until such time that the Company generates sufficient revenues and achieves profitability and positive cash flow.

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

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

NOTE 6. STOCK TRANSACTIONS

In July 2003, the Company issued 380,000 shares of restricted common stock at prices ranging from $0.25 to $0.30 per share for cash totaling $100,000. In connection with the issuance of such shares, the Company granted the stockholders 380,000 warrants to purchase common stock of the Company at prices ranging from $0.25 to $0.30 per share. The warrants vest immediately and expire through July 2004.

In July 2003, the Company issued 50,000 shares of restricted common stock in conjunction with consulting activities rendered. The stock was valued at $20,000 based on the market price at issuance and such amount is included in the accompanying statement of operations.

In September 2003, the Company issued 160,000 shares of restricted common stock at $0.25 per share for cash totaling $40,000. In connection with the issuance of such shares, the Company granted the stockholder 160,000 warrants to purchase common stock of the Company at $0.25 per share. The warrants vest immediately and expire through September 2004.

In September 2003, the Company issued 60,000 shares of restricted common stock at $0.25 per share for cash totaling $15,000 in connection with the exercise of warrants.

NOTE 7. SUBSEQUENT EVENTS

In October 2003, the Company issued 80,000 shares of restricted common stock at $0.25 per share for cash totaling $20,000 in connection with the exercise of warrants.

In November 2003, the Company issued 40,000 shares of restricted common stock at $0.25 per share for cash totaling $10,000 in connection with the exercise of warrants.

In November 2003, the Company issued 60,000 shares of restricted common stock at $0.25 per share for cash totaling $15,000. In connection with the issuance of such shares, the Company granted the stockholder 60,000 warrants to purchase common stock of the Company at $0.25 per share. The warrants vest immediately and expire through November 2004.

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

THE COMPANY
-----------

Aethlon Medical is a development stage therapeutic device company that has not yet engaged in significant commercial activities. The primary focus of our resources is the advancement of our proprietary Hemopurifier(TM) platform treatment technology, which is designed to remove viruses and toxic viral proteins from human blood. Our main focus during fiscal 2004 is to prepare our HIV-Hemopurifier to treat HIV/AIDS for human clinical trials, and to initiate the pre-clinical human blood studies of our HCV-Hemopurifier for treating Hepatitis-C. See Item 1, "NATURE OF BUSINESS".

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

RESULTS OF OPERATIONS
---------------------

THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

OPERATING EXPENSES
------------------

Consolidated operating expenses were $265,136 for the three months ended September 30, 2003, versus $476,298 for the comparable period ended September 30, 2002. This decrease of 44.3% in operating expenses is principally attributable to decreased professional fees and personnel expenses due to reduced professionals associated with strategic and financial planning activities and reduced staff.

NET LOSS
--------

We recorded a consolidated net loss of $287,130 and $646,683 for the quarters ended September 30, 2003 and 2002, respectively. The decrease in net loss of 55.6% was primarily attributable to reduced operating expenses and lower interest expense.

Basic and diluted loss per common share were ($0.04) for the three month period ended September 30, 2003 compared to ($0.12) for the same period ended September 30, 2002. This reduction in loss per share was primarily attributable to the decrease in net loss, as well as greater number of common shares outstanding during the three month period ended September 30, 2003, as compared to the three month period ended September 30, 2002.


THE SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2002.

OPERATING EXPENSES
------------------

Consolidated operating expenses were $501,827 for the six months ended September 30, 2003, versus $793,822 for the comparable period ended September 30, 2002. This decrease of 36.8% in operating expenses is principally attributable to decreased professional fees and personnel expenses due to reduced professionals associated with strategic and financial planning activities and reduced staff.

NET LOSS
--------

We recorded a consolidated net loss of $705,322 and $1,045,850 for the six month periods ended September 30, 2003 and 2002, respectively. The decrease in net loss of 32.6% was primarily attributable to reduced operating expenses and lower interest expense.

Basic and diluted loss per common share were ($0.09) for the six month period ended September 30, 2003 compared to ($0.20) for the same period ended September 30, 2002. This reduction in loss per share was primarily attributable to the decrease in net loss, as well as greater number of common shares outstanding during the six month period ended September 30, 2003, as compared to the six month period ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

To date, we have funded our capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. Our cash position at September 30, 2003 was $937 as compared to $6,332, at March 31, 2003, representing a decrease of $5,395.

During the six months ended September 30, 2003, operating activities used net cash of $307,736. In our financing activities, we received $315,000 from the sale of common stock and $150,000 from issuance of a convertible note. We repaid in full a secured promissory note in the amount of $160,000.

During the six month period ended September 30, 2003, net cash used in operating activities primarily consisted of net loss of $705,322. Net loss was offset principally by depreciation of $78,993, a beneficial conversion feature of $150,000, accounts payable and accrued liabilities of $29,093 and amounts due to related parties of $118,909.

Changes in current assets and current liabilities of ($141,488) resulted in a negative working capital position of ($4,148,963) at September 30, 2003, as compared to a negative working capital of ($4,007,475) at March 31, 2003.

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

Due to the our recurring losses during the development stage, and continued need for capital, our independent certified public accountants have included an explanatory paragraph in their audit report in the Company's Form 10-KSB at March 31, 2003, stating that these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the 34
Act) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in internal controls.

There were no significant changes made in our internal control over financial reporting during the period covered by this report that are reasonably likely to significantly affect these controls subsequent to the date of their evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

In July 2003, the Company issued 380,000 shares of restricted common stock at prices ranging from $0.25 to $0.30 per share for cash totaling $100,000. In connection with the issuance of such shares, the Company granted the stockholders 380,000 warrants to purchase common stock of the Company at prices ranging from $0.25 to $0.30 per share. The warrants vest immediately and expire through July 2004.

In July 2003, the Company issued 50,000 shares of restricted common stock in conjunction with consulting activities rendered. The stock was valued at $20,000 based on the market price at issuance and such amount is included in the accompanying statement of operations.

In September 2003, the Company issued 160,000 shares of restricted common stock at $0.25 per share for cash totaling $40,000. In connection with the issuance of such shares, the Company granted the stockholder 160,000 warrants to purchase common stock of the Company at $0.25 per share. The warrants vest immediately and expire through September 2004.

In September 2003, the Company issued 60,000 shares of restricted common stock at $0.25 per share for cash totaling $15,000 in connection with the exercise of warrants.

In October 2003, the Company issued 80,000 shares of restricted common stock at $0.25 per share for cash totaling $20,000 in connection with the exercise of warrants.

In November 2003, the Company issued 40,000 shares of restricted common stock at $0.25 per share for cash totaling $10,000 in connection with the exercise of warrants.

In November 2003, the Company issued 60,000 shares of restricted common stock at $0.25 per share for cash totaling $15,000. In connection with the issuance of such shares, the Company granted the stockholder 60,000 warrants to purchase common stock of the Company at $0.25 per

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

(b) Reports on Form 8-K filed during the quarter ended September 30, 2003.

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AETHLON MEDICAL, INC

Date: November 19, 2003

BY: /S/ JAMES A. JOYCE                  BY: /S/ EDWARD C. HALL
    ---------------------------             ---------------------------
      JAMES A. JOYCE                        EDWARD C. HALL
      CHAIRMAN, PRESIDENT AND               CHIEF FINANCIAL OFFICER
      CHIEF EXECUTIVE OFFICER

                              AETHLON MEDICAL, INC.