Form 10QSB
period 2003-12-31
AETHLON MEDICAL INC
filed 2004-02-17
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended December 31, 2003

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

The number of shares of common stock of the registrant outstanding as of February 12, 2004 was 9,122,711.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2003 (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2003

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2003

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

                                     PART I.
                              FINANCIAL INFORMATION

         All references to "us", "we", "Aethlon", "Aethlon Medical", or "the Company" refer to Aethlon Medical, Inc., its predecessors and its subsidiaries.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                  December 31,
                                                                     2003
                                                                 (Unaudited)
                                                                 -------------
                                     ASSETS
Current assets
     Cash                                                        $      5,560
     Prepaid expenses                                                   6,401
                                                                 -------------
                                                                       11,961

Property and equipment, net                                            19,028
Patents and patents pending, net                                      243,163
Other assets                                                            8,905
                                                                 -------------

                                                                 $    283,057
                                                                 =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued
       liabilities                                               $  1,707,415
     Due to related parties                                         1,594,234
     Notes payable                                                    392,500
     Convertible notes payable                                        560,000
                                                                 -------------
                                                                    4,254,149

Commitments and Contingencies

Stockholders' Deficit
     Common stock, par value $0.001 per
         share; 25,000,000 shares authorized;
         8,826,627 shares issued
         and outstanding                                                8,827
     Additional paid-in capital                                    12,680,007
     Deficit accumulated during
         development stage                                        (16,659,926)
                                                                 -------------
                                                                   (3,971,092)
                                                                 -------------
                                                                 $    283,057
                                                                 =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                       AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the Three and Nine Months Ended December 31, 2003 and 2002 and
                       For the Period January 31, 1984 (Inception) Through December 31, 2003
                                                    (Unaudited)
                                                                                                    January 31, 1984
                                      Three Months    Three Months     Nine Months      Nine Months      (Inception)
                                         Ended           Ended           Ended           Ended           through
                                      December 31,    December 31,    December 31,    December 31,    December 31,
                                          2003            2002            2003            2002            2003
                                      -------------   -------------   -------------   -------------   -------------
REVENUES
  Grant income                        $         --    $         --    $         --    $         --    $  1,424,012
  Subcontract income                            --              --              --              --          73,746
  Sale of research
     and development                            --              --              --              --          35,810
                                      -------------   -------------   -------------   -------------   -------------
                                                --              --              --              --       1,533,568

EXPENSES
  Personnel                                101,212         103,635         311,344         401,018       5,464,368
  Professional fees                          5,386         165,654         141,551         500,823       3,568,390
  Impairment                                    --              --              --              --       1,231,531
  Other expenses                            82,082          86,181         237,610         247,452       3,481,775
                                      -------------   -------------   -------------   -------------   -------------
                                           188,680         355,470         690,505       1,149,293      13,746,064

OPERATING LOSS                            (188,680)       (355,470)       (690,505)     (1,149,293)    (12,212,496)

OTHER EXPENSE (INCOME)
 Interest and other
         debt expenses                     139,409          50,849         342,906         304,493       4,327,238
 Interest income                                --             (42)             --             (42)       (17,415)
 Other                                          --              --              --          (1,616)        137,607
                                      -------------   -------------   -------------   -------------   -------------
                                           139,409          50,807         342,906          302,835      4,447,430
                                      -------------   -------------   -------------   -------------   -------------

NET LOSS                                  (328,089)       (406,277)     (1,033,411)     (1,452,128)    (16,659,926)
                                      =============   =============   =============   =============   =============
BASIC AND DILUTED LOSS PER
COMMON SHARE                          ($      0.04)   ($      0.07)   ($     0.13)    ($     0.27)
                                      =============   =============   =============   =============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                8,211,717       5,586,904       7,762,130        5,433,046
                                      =============   =============   =============   =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                         4


                                   AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                        (A Development Stage Company)
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Nine Months Ended December 31, 2003 and 2002 and
                   For the Period January 31, 1984 (Inception) Through December 31, 2003
                                                 (Unaudited)
                                                                                             January 31, 1984
                                                                Nine Months      Nine Months     (Inception)
                                                                  Ended           Ended          Through
                                                               December 31,   December 31,   December 31,
                                                                   2003            2002            2003
                                                               -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $ (1,033,411)   $ (1,452,128)   $(16,659,926)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                  118,865         118,897         901,780
     Gain on sale of property and equipment                              --              --         (13,065)
     Fair market value of warrants issued in connection with
         accounts payable and debt                                       --         (24,714)      2,715,736

     Fair market value of common stock, warrants and
         options issued for services                                  2,500         159,000       2,132,934
     Beneficial conversion feature of convertible
         notes payable                                              150,000         245,700         635,000
     Impairment of patents pending                                       --              --         334,304
     Impairment of goodwill                                              --              --         897,227
     Deferred compensation forgiven                                      --              --         217,223
     Changes in operating assets and liabilities:
         Prepaid expenses                                             3,909         117,017         155,136
         Other assets                                                (3,300)         (2,150)         (8,905)
         Accounts payable and accrued liabilities                   176,213         179,442       1,810,486
         Due to related parties                                     179,235         296,175       1,594,234
                                                               -------------   -------------   -------------
Net cash used in operating activities                              (405,989)       (362,761)     (5,287,836)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                (4,783)          1,197)       (214,167)
Acquisition of patents and patents pending                               --         (19,995)       (352,833)
Proceeds from sale of property and equipment                             --              --          17,065
Cash of acquired company                                                 --              --          10,728
                                                               -------------   -------------   -------------

Net cash used in investing activities                                (4,783)        (21,192)       (539,207)

                                                 (continued)

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                     5


                         AETHLON MEDICAL, INC. AND SUBSIDIARIES
                              (A Development Stage Company)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended December 31, 2003 and 2002 and
         For the Period January 31, 1984 (Inception) Through December 31, 2003
                                       (Unaudited)

                                                                          January 31,1984
                                              Nine Months     Nine Months     (Inception)
                                                Ended          Ended          Through
                                             December 31,  December 31,   December 31,
                                                 2003           2002            2003
                                             ------------   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable      $        --    $   255,000     $ 1,480,000
Principal payments on notes payable             (160,000)       (25,000)       (170,000)
Net proceeds from issuance of convertible
  notes payable                                  150,000             --         948,000
Net proceeds from issuance of common stock       420,000         74,000       3,574,603
                                             ------------   ------------    ------------

Net cash provided by financing activities        410,000        304,000       5,832,603
                                             ------------   ------------    ------------

NET (DECREASE) INCREASE IN CASH                     (772)        (9,442)          5,560

CASH - beginning of period                         6,332         10,667              --
                                             ------------   ------------    ------------

CASH - end of period                         $     5,560    $     1,225     $     5,560
                                             ============   ============    ============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            6

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2003

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Aethlon Medical, Inc. (the "Company") is a development stage therapeutic device company focused on expanding the applications of its Hemopurifier (TM) platform technology, which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. In this regard, Aethlon Medical's core focus is the development of therapeutic devices that treat
HIV/AIDS, Hepatitis-C, and pathogens used in biological warfare and terrorism. In pre-clinical testing, the Company's HIV-Hemopurifier removed 55% of HIV from human blood in three hours and in excess of 85% in twelve hours. This same treatment cartridge was able to remove 90% of toxic proteins that deplete immune cells in one hour. In January of 2003, the Company completed early stage blood studies of its HCV-Hemopurifier, which documented the ability to remove 58 percent of the Hepatitis-C virus from infected blood in two hours. The Company is in the development stage on the Hemopurifier and significant research and testing are still needed to reach commercial viability. Any resulting medical device or process will require approval by the U.S. Food and Drug Administration ("FDA"), and the Company has not yet begun efforts to obtain FDA approval on its current lead product candidate, which may take several years. Since many of the Company's patents were issued in the 1980's, they are scheduled to expire in the near future. Thus, such patents may expire before FDA approval, if any, is obtained.

The Company is classified as a development stage enterprise under accounting principles generally accepted in the United States ("GAAP"), and has not generated revenues from its principal operations.

The Company's common stock is quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers under the symbol "AEMD".

The accompanying unaudited condensed consolidated financial statements of Aethlon Medical, Inc. (the "Company") have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003, which includes audited financial statements and footnotes as of and for the years ended March 31, 2003 and 2002.

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2003

STOCK BASED COMPENSATION
------------------------

At December 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations.

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

                                                          2003          2002
                                                      ------------  ------------
Net loss:
    As reported                                       $(1,033,411)  $(1,452,128)
    Deduct: Total stock-based employee compensation
          expense determined under fair value based
          method for all awards                                --        (9,000)
                                                      ------------  ------------
    Pro forma                                         $(1,033,411)  $(1,461,128)
                                                      ============  ============

Basic and diluted net loss per share:
    As reported                                       $     (0.13)  $     (0.27)
                                                      ============  ============
    Pro forma                                         $     (0.13)  $     (0.27)
                                                      ============  ============


LOSS PER COMMON SHARE
---------------------

Loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive. The total potential common shares that have not been included in such computation are approximately 1,260,000 (using the treasury stock method) at December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective (except for certain mandatorily redeemable noncontrolling interests) for financial instruments entered into or modified after May 31, 2003. Otherwise, this pronouncement is effective for public companies at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2003

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to the December 31, 2002 financial statement presentation to correspond to the December 31, 2003 format.

NOTE 3. CONVERTIBLE PROMISSORY NOTES

CONVERTIBLE PROMISSORY NOTES
-----------------------------

At December 31, 2003, the Company had outstanding convertible notes totaling $560,000.

In April 2003, the Company issued a convertible note in the amount of $150,000, bearing interest at 9% per annum, with principal and interest due in June 2003, which is in default. The convertible note may be converted to common stock of the Company at the conversion price of $0.25 per share at any time at the option of the noteholder. The Company has recorded a beneficial conversion feature ("BCF") of $150,000 in connection with the issuance of the note and amortized such amount to interest expense during the nine month period ended December 31, 2003.

In December 2003, a noteholder converted $100,000 of convertible notes and accrued interest in the amount of $15,416 for 461,667 shares of common stock and 461,667 one-year warrants to purchase common stock at $0.25 per share.

In January 2004, two noteholders converted $35,000 of convertible notes and accrued interest in the amount of approximately $4,521 for 158,084 shares of common stock and 158,084 one-year warrants to purchase common stock at $0.25 per share.

In February 2004, a noteholder converted $25,000 of 15% promissory notes for 100,000 shares of common stock and 100,000 one-year warrants to purchase common stock at $0.25 per share.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $892,500 have reached maturity and are past due. The Company is currently seeking other financing arrangements to retire all past due notes.

NOTE 4. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced a loss of approximately $16.7 million for the period from January 31, 1984 (Inception) through December 31, 2003. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Such factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management is in discussions with potential investors to pursue additional capital infusions into the Company, which management believes are necessary at least until such time that the Company generates sufficient revenues and achieves profitability and positive cash flow.

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2003

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

In November 2003, the Company issued 100,000 shares of restricted common stock at $0.25 per share for cash totaling $25,000 in connection with the exercise of warrants.

In November 2003, the Company issued 100,000 shares of restricted common stock at $0.25 per share for cash totaling $25,000. In connection with the issuance of such shares, the Company granted the stockholder 100,000 one-year warrants to purchase common stock of the Company at $0.25 per share.

In December 2003, the Company cancelled 50,000 shares of restricted common stock in conjunction with the mutual cancellation of fund-raising activities that were not rendered. The stock was valued at $20,000 based on the market price at issuance and common stock has been reduced by such amount in the accompanying financial statements.

In December 2003, the Company issued 20,000 shares of restricted common stock at $0.25 per share for cash totaling $5,000. In connection with the issuance of such shares, the Company granted the stockholders 20,000 one-year warrants to purchase common stock of the Company at $0.25 per share.

In December 2003, the Company issued 120,000 shares of restricted common stock at $0.25 per share for cash totaling $30,000 in connection with the exercise of warrants.

In December 2003, the Company issued 461,667 shares of restricted common stock at $0.25 per share in connection with the conversion of $100,000 10% convertible notes plus accrued interest of $15,417. In connection with the issuance of such shares, the Company granted the noteholder 461,667 one-year warrants to purchase common stock of the Company at $0.25 per share.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2003

NOTE 7. SUBSEQUENT EVENTS

On January 20, 2004 the Company entered into a Subscription Agreement (Agreement) with Lion Share Group, Inc. (Lion Share), a Bahamas corporation, under which the Company will issue and sell, and Lion Share will purchase, up to 5,000,000 shares of the Company's common stock, in installment closings, in certain amounts, per share purchase prices, purchase price amounts, and on certain dates, as set forth in the Agreement.

On January 16, 2004, a judgement lien in the amount of $55,000 was filed against the Company for repayment of a past due note. The Company is in active negotiations with the noteholder to settle the claim.

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

THE COMPANY
-----------

Aethlon Medical is a development stage therapeutic device company that has not yet engaged in significant commercial activities. The primary focus of our resources is the advancement of our proprietary Hemopurifier(TM) platform treatment technology, which is designed to rapidly reduce the presence of infectious disease and toxins in the body. Our main focus during fiscal 2004 is to prepare our HIV-Hemopurifier to treat HIV/AIDS, and our HCV-Hemopurifier to treat Hepatitis-C for human clinical trials. We are also working to advance pathogen filtration devices to treat infectious agents used in biological warfare and terrorism. See Item 1, "NATURE OF BUSINESS".

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

RESULTS OF OPERATIONS
---------------------

THE THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2002.

OPERATING EXPENSES
------------------

Consolidated operating expenses were $ 188,680 for the three months ended December 31, 2003, versus $355,470 for the comparable period ended December 31, 2002. This decrease of 46.9% in operating expenses is principally attributable to decreased professional fees due to reduced professionals associated with strategic and financial planning activities. Subject to obtaining the necessary funds, the Company expects future costs to increase due to test and support expenses associated with obtaining regulatory approval of its Hemopurifier.

NET LOSS
--------

We recorded a consolidated net loss of $328,089 and $406,277 for the quarters ended December 31, 2003 and 2002, respectively. The decrease in net loss of 19.2% was primarily attributable to reduced operating expenses, partially offset by increased interest expense.

Basic and diluted loss per common share were ($0.04) for the three month period ended December 31, 2003 compared to ($0.07) for the same period ended December 31, 2002. This reduction in loss per share was primarily attributable to the decrease in net loss, as well as greater number of common shares outstanding during the three month period ended December 31, 2003, as compared to the three month period ended December 31, 2002.


THE NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2002.

OPERATING EXPENSES
------------------

Consolidated operating expenses were $690,505 for the nine months ended December 31, 2003, versus $1,149,293 for the comparable period ended December 31, 2002. This decrease of 40% in operating expenses is principally attributable to decreased professional fees and personnel expenses due to reduced professionals associated with strategic and financial planning activities and reduced staff. Subject to obtaining the necessary funds, the Company expects future costs to increase due to test and support expenses associated with obtaining regulatory approval of its Hemopurifier.

NET LOSS
--------

We recorded a consolidated net loss of $1,033,411 and $1,452,128 for the nine Month periods ended December 31, 2003 and 2002, respectively. The decrease in net loss of 28.8% was primarily attributable to reduced operating expenses, offset partially by slightly higher interest expense.

Basic and diluted loss per common share were ($0.13) for the nine month period ended December 31, 2003 compared to ($0.27) for the same period ended December 31, 2002. This reduction in loss per share was primarily attributable to the decrease in net loss, as well as greater number of common shares outstanding during the nine month period ended December 31, 2003, as compared to the nine month period ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

To date, we have funded our capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. Our cash position at December 31, 2003 was $5,560 as compared to $6,332, at March 31, 2003, representing a decrease of $772.

During the nine months ended December 31, 2003, operating activities used net cash of $405,989. In our financing activities, we received $420,000 from the sale of common stock and exercise of warrants. We received $150,000 from the issuance of a convertible note and we repaid in full a secured promissory note in the amount of $160,000.

During the nine month period ended December 31, 2003, net cash used in operating activities primarily consisted of net loss of $1,033,411. Net loss was offset principally by depreciation and amortization of $118,865, a beneficial conversion feature of $150,000, increase in accounts payable and accrued liabilities of $176,213 and an increase in amounts due to related parties of $179,235.

Changes in current assets and current liabilities of ($234,713) resulted in a negative working capital position of ($4,242,188) at December 31, 2003, as compared to a negative working capital of ($4,007,475) at March 31, 2003.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the 34
Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in internal controls.

There were no significant changes made in our internal control over financial reporting during the quarter ended December 31, 2003 that are reasonably likely to significantly affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 16, 2004, a judgement lien in the amount of $55,000 was filed against the Company for repayment of a past due note. The Company is in active negotiations with the noteholder to settle the claim.


ITEM 2. CHANGES IN SECURITIES

In October 2003, the Company issued 80,000 shares of restricted common stock at $0.25 per share for cash totaling $20,000 in connection with the exercise of warrants.

In November 2003, the Company issued 100,000 shares of restricted common stock at $0.25 per share for cash totaling $25,000 in connection with the exercise of warrants.

In November 2003, the Company issued 100,000 shares of restricted common stock at $0.25 per share for cash totaling $25,000. In connection with the issuance of such shares, the Company granted the stockholder 100,000 one-year warrants to purchase common stock of the Company at $0.25 per share.

In December 2003, the Company cancelled 50,000 shares of restricted common stock in conjunction with the mutual cancellation of fund-raising activities that were not rendered. The stock was valued at $20,000 based on the market price at issuance and common stock has been reduced by such amount in the accompanying financial statements.

In December 2003, the Company issued 20,000 shares of restricted common stock at $0.25 per share for cash totaling $5,000. In connection with the issuance of such shares, the Company granted the stockholders 20,000 one-year warrants to purchase common stock of the Company at $0.25 per share.

In December 2003, the Company issued 120,000 shares of restricted common stock at $0.25 per share for cash totaling $30,000 in connection with the exercise of warrants.

In December 2003, the Company issued 461,667 shares of restricted common stock at $0.25 per share in connection with the conversion of $100,000 10% convertible notes plus accrued interest of $15,417. In connection with the issuance of such shares, the Company granted the noteholder 461,667 one-year warrants to purchase common stock of the Company at $0.25 per share.

In January 2004, the Company issued 158,084 shares of restricted common stock at $0.25 per share in connection with the conversion of $35,000 principal amount of 10% convertible notes plus accrued interest of $4,521. In connection with the issuance of such shares, the Company granted the noteholder 158,084 one-year warrants to purchase common stock of the Company at $0.25 per share.

In January 2004, the Company issued 12,000 shares of restricted common stock in payment for services of $4,825.

In February 2004, the Company issued 100,000 shares of restricted common stock at $0.25 per share in connection with the conversion of $25,000 principal amount of 15% promissory notes. In connection with the issuance of such shares, the Company granted the noteholder 100,000 one-year warrants to purchase common stock of the Company at $0.25 per share

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $892,500 have reached maturity and are past due. The Company is currently seeking other financing arrangements to retire all past due notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following documents are filed as part of this report:

10.1 Subscription Agreement with the Lion Share Group, Inc., dated January 20, 2004.

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

(b) Reports on Form 8-K filed during the quarter ended December 31, 2003.

None

(c) Previously filed documents:

Articles of Incorporation of Aethlon Medical, Inc.

By-Laws of Aethlon Medical, Inc.

Form of Promissory Note

Registration Rights Agreement

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AETHLON MEDICAL, INC

Date: February 17, 2004


BY: /S/ JAMES A. JOYCE                  BY: /S/ EDWARD C. HALL
    ---------------------------             ---------------------------
      JAMES A. JOYCE                        EDWARD C. HALL
      CHAIRMAN, PRESIDENT AND               CHIEF FINANCIAL OFFICER
      CHIEF EXECUTIVE OFFICER