Form 10KSB
period 2004-03-31
AETHLON MEDICAL INC
filed 2004-06-29
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================

(MARK ONE)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                    For the fiscal year ended March 31, 2004

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For transition period from ________ to __________

                         Commission file number 0-21846

                              AETHLON MEDICAL, INC.
                              ---------------------
                 (Name of Small Business issuer in its charter)

             NEVADA                                       13-3632859
             ------                                       ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

            7825 FAY AVENUE, SUITE 200,
                LA JOLLA, CALIFORNIA                        92037
                --------------------                        -----
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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

Revenues of the registrant for the fiscal year ended March 31, 2004 were $0.

        The aggregate market value of the Common Stock held by non-affiliates was approximately $4,759,000 based upon the closing price of the Common Stock of $0.74, as reported by the NASDAQ Over-the-Counter Bulletin Board ("OTCBB") on June 10, 2004.

        The number of shares of the Common Stock of the registrant outstanding as of June 10, 2004 was 13,389,621.

        Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                                TABLE OF CONTENTS

Forward Looking Statements
                                                                           PAGE
                                     PART I.

Item 1.    Description of Business                                           2
Item 2.    Description of Property                                           6
Item 3.    Legal Proceedings                                                 6
Item 4.    Submission of Matters to a Vote of Security Holders               5

                                    PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder
              Matters                                                        6
Item 6.    Management's Discussion and Analysis or Plan of Operations       11
Item 7.    Financial Statements                                             24
Item 8.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                      24

Item 8A.   Controls and Procedures                                          24

                                    PART III.

Item 9.    Directors and Executive Officers of the Registrant               25
Item 10.   Executive Compensation                                           30
Item 11.   Security Ownership of Certain Beneficial Owners and Management
              And Related Stockholder Matters                               32

Item 12.   Certain Relationships and Related Transactions                   33

Item 13.   Exhibits, Financial Statement Schedules and Reports on
              Form 8-K                                                      34
Item 14.  Principal Accountant Fees and Services                            35

Signatures                                                                  36
Certifications

FORWARD - LOOKING STATEMENTS

         All statements, other than statements of historical fact, included in this Form 10-KSB are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Aethlon Medical, Inc. ("Aethlon Medical", "We" or the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation, FDA and other regulatory approval of our products, patent protection on our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of our filings with the Securities and Exchange Commission. Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our Company and our business made elsewhere in this annual report as well as other public reports filed with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-KSB, and we assume no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Aethlon Medical, Inc. ("Aethlon Medical" "We" or the "Company"), formerly Bishop Equities, Inc. ("Bishop"), was incorporated in Nevada in April 1991 to provide a public vehicle for participation in a business transaction through a merger with or acquisition of a private company. In March 1993, we successfully offered our common stock at $6.00 per share through an initial public offering. In March 1999, Bishop began doing business as "Aethlon Medical, Inc." In March 2000, the Company's Articles of Incorporation were amended to formally change the name of the Company from "Bishop Equities, Inc." to "Aethlon Medical, Inc."

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

         Effective January 1, 2000, we entered into an agreement with a related party under which an invention and related patent rights for a method of removing HIV and other viruses from the blood were assigned to us. This invention further expands the established blood filtration patents already owned by us. In addition to certain royalty payments equal to 8.75% of net sales of the patented product, the consideration for the acquired rights included the additional issuance of shares of our common stock to the inventors upon the issuance of the patent. On March 4, 2003, the related patent was issued and we issued 196,078 shares of restricted common stock to the inventors.

         On January 10, 2000, we acquired all the outstanding common stock of Syngen Research, Inc. ("Syngen") in exchange for 65,000 shares of our common stock in order to establish research facilities in San Diego, California, as well as employ Dr. Richard Tullis, the founder of Syngen. Dr. Tullis is a recognized research scientist in the area of DNA synthesis and antisense. Syngen had no significant assets, liabilities, or operations, and primarily served as the entity through which Dr. Tullis performed research consulting services. As such, the acquisition has been accounted for as an acquisition of assets in the form of an employment contract with Dr. Tullis and not as a business combination. Dr. Tullis was appointed to the Board of Directors of Aethlon Medical and was elected its Vice President for Business Development. Effective June 1, 2001, Dr. Tullis was appointed Chief Scientific Officer of Aethlon Medical, replacing Dr. Clara Ambrus, who retired from the Company.

         On April 6, 2000, we completed the acquisition of Cell Activation, Inc. ("Cell"). In accordance with the purchase agreement, we issued 99,152 shares of restricted common stock and issued 50,148 options to purchase common stock in exchange for all of the outstanding common shares and options to purchase common stock of Cell. After the transaction, Cell became our wholly-owned subsidiary. The acquisition was accounted for as a purchase. At March 31, 2001, we determined that goodwill recognized in the purchase of Cell was impaired due to the permanent suspension of operations by Cell, and, accordingly, treated the related goodwill as fully impaired.

BUSINESS OF ISSUER

         We are a development stage therapeutic device company focused on expanding the applications of our Hemopurifier (TM) platform technology, which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. In this regard, our core focus is the development of therapeutic devices that treat HIV/AIDS, Hepatitis-C, and pathogens targeted as potential biological warfare agents. In pre-clinical testing, we have published that our HIV-Hemopurifier removed 55% of HIV from human blood in three hours and in excess of 85% of HIV in twelve hours. Additionally, the HIV-Hemopurifier captured 90% of gp120, a toxic protein that depletes human immune cells, during a one-hour pre-clinical blood study. We have also published pre-clinical blood studies of its HCV-Hemopurifier, which documented the ability to capture 58% of the Hepatitis-C virus from infected blood in two hours.

The Hemopurifier(TM)

         The HemopurifierTM is an expansive platform technology that converges the established scientific principles of affinity chromatography and hemodialysis (artificial kidneys) as a means to augment the natural immune response of clearing infectious viruses and toxins from the blood before cells and organs can be infected. The therapeutic goal of each Hemopurifier application is to improve patient survival rates by reducing viral load and preserving the immune function. We feel that the Hemopurifier will enhance and prolong the benefit of current infectious disease drug therapies, and fill the void for patients who inevitably become resistant to drug therapies. The Hemopurifier is also being positioned to treat patients that might become infected by a biological agent with no established drug or vaccine treatment.

Biological Weapons

         On January 29, 2004, we announced that it we are developing treatments to combat infectious agents that may be used in biological warfare and terrorism. This expands our intent to treat infectious diseases beyond HIV/AIDS and Hepatitis-C. We are working to design Hemopurifiers that can be rapidly deployed by armed forces as wearable post-exposure treatments on the battlefield, as well as dialysis-based treatments for civilian populations. We are focusing our bio-defense strategy on treating "Category A" agents, which are considered by the Centers for Disease Control (CDC) to be the worst bioterror threats. These agents include the viruses that cause Smallpox, hemorrhagic fevers such as Ebola and Marburg, the Anthrax bacteria, and Botulinum toxin. Each treatment device will be based on the same proprietary HemopurifierTM filtration technology that is utilized in advancing our HIV/AIDS, and Hepatitis-C treatments. We have not yet published any data related to the treatment of any "Category A" agent.

         On March 4, 2004, we announced that we have entered into a cooperative agreement with the National Center for Biodefense (NCBD) at George Mason University in Manassas, Virginia. The purpose of the agreement is to broaden scientific resources, and jointly pursue business and funding opportunities within the federal government.

Treatment Classification

         Aethlon Medical's treatments for infectious diseases are classified as "IMMUNOTHERAPIES" that augment or mimic the immune system's response of clearing infectious virus, and as "ENTRY INHIBITORS" that curb the re-infection process by physically removing infectious viruses before healthy cells are infected.

         Immunotherapy - The "Immunotherapy" classification is a result of our ability to mimic the immune system's natural response of generating antibodies to fight foreign invaders such as viruses. Antibodies are specifically created by the immune system to attach themselves to the antigens (e.g. proteins and other component parts of viruses), forming an antigen-antibody complex which neutralizes the invader. The neutralized antigens are then physically removed from the bloodstream by organs such as the liver.

         Our treatment technology uses a hemodialysis cartridge (e.g. artificial kidney or plasmapheresis cartridge) modified to contain immobilized antibodies targeted against specific viruses. Viruses in the blood are captured inside the cartridge through the formation of an antigen-antibody complex, physically removing the virus from circulation. As a result, the physical elimination of infectious virus occurs without the side-effects common in drug therapy.

         Entry Inhibitor - Our treatment technology is also classified as an "Entry Inhibitor" since the re-infection process is interrupted when viruses are removed from circulation before cells can be infected. As a result, the replication cycle is inhibited as infectious virus is denied entry into the cells that it seeks to kill. From a therapeutic standpoint, entry inhibitors represent a departure from the traditional drug action of inhibiting viral replication within the cells that have already been infected. The novel therapeutic mechanism offered by "Entry Inhibitors", combined with the high level of treatment resistance to currently approved drugs, positions "Entry Inhibitors" as an important new treatment strategy to assist HIV/AIDS and Hepatitis-C infected individuals in managing their disease.

Heavy Metal Treatments

         Historically, the original Hemopurifier treatment applications were developed to treat individuals burdened with heavy metal intoxicants. Products developed in this category include treatments for iron overload, aluminum intoxication, lead poisoning, and cisplatin removal. We are not currently pursuing the commercialization of these products as we are focused on developing infectious disease related Hemopurifiers.

Research and Development

         In fiscal year 2001, we realigned our research and development activities from developing Hemopurifiers to treat harmful metals to developing Hemopurifiers for the treatment of HIV/AIDS and Hepatitis-C. As a result of this strategic realignment, we initiated the consolidation of all scientific and administrative functions into our San Diego facilities during the fourth quarter of fiscal 2001. This consolidation was completed during the first quarter of fiscal 2002 and our facilities in Buffalo, N.Y. were closed. In 2004, we expanded our research effort to include the development of Hemopurifiers as countermeasures against biological weapons.

         The cost of research and development, all of which has been charged to operations, amounted to approximately $400,000 over the last two fiscal years.

Patents

         Effective January 1, 2000, we entered into an agreement with a related party under which an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemopurifier(TM) were assigned to us by the inventors in exchange for a royalty to be paid on future sales of the patented product or process and shares of our common stock. On March 4, 2003, the related patent was issued and we issued 196,078 shares of restricted common stock. We have applied for and obtained several patents relating to our HIV-Hemopurifier and related technology. Any resulting medical device or process will require approval by the U.S. Food and Drug Administration ("FDA"), and we have not yet begun efforts to obtain FDA approval on any infectious disease related Hemopurifier. Since many of our patents were issued in the 1980's, they may expire before FDA approval, if any, is obtained. However, we believe that certain patent applications filed and/or other patents issued more recently will help to protect the proprietary nature of the Hemopurifier treatment technology.

INDUSTRY

         The industry for treating infectious disease is extremely competitive, and companies developing new treatment procedures are faced with severe regulatory challenges. In this regard, only a small percentage of companies that are developing new treatments will actually obtain approval from the Food & Drug Administration (FDA) to market their treatments in the United States. Currently, the market for treating HIV/AIDS and Hepatitis-C (HCV) is comprised of drugs designed to reduce viral load by inhibiting viral replication or by inhibiting viruses from infecting healthy cells. Unfortunately, these drugs are toxic, they are expensive to develop, and inevitably, infected patients will develop viral strains that become resistant to drug treatment. As a result, patients are left without treatment options.

COMPETITION

         We are advancing our Hemopurifier technology as a treatment to enhance and prolong current drug therapies by removing the viral strains that cause drug resistance. The Hemopurifier is also designed to prolong life for infected patients who have become drug resistant and have no other treatment options. Therefore, we do not believe that the Hemopurifier competes with the current drug therapy treatment standard. However, if the industry considered the Hemopurifier to be a potential replacement for drug therapy, then the marketplace for the Hemopurifier would be extremely competitive. We are also pursuing the development of Hemopurifiers to be utilized as treatment countermeasures against biological weapons. In this regard, we are targeting the treatment of pathogens in which current treatments are either limited or do not exist. We believe that we are the sole developer of viral filtration systems (Hemopurifiers) to treat HIV-AIDS, Hepatitis-C, and Biological weapons.

GOVERNMENT REGULATION

         Our activities and products are significantly regulated by a number of governmental entities, including the FDA in the United States. These entities regulate, among other things, the manufacture, testing, safety, effectiveness, labeling, documentation, advertising and sale of our future commercial products. We must obtain regulatory approval for a product in all of these areas before we can commercialize the product. Product development within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many products that initially appear promising ultimately do not reach the market because they are found to be unsafe or ineffective when tested. Our inability to commercialize a product would impair our ability to earn future revenues.

         In the United States, vaccines and immunotherapeutics for human use are subject to FDA approval as "biologics" under the Public Health Service Act and "drugs" under the Federal Food, Drug and Cosmetic Act. The steps required before a new product can be commercialized include: pre-clinical studies in animals, clinical trials in humans to determine safety and efficacy and FDA approval of the product for commercial sale.

         Data obtained at any stage of testing is susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Moreover, during the regulatory process, new or changed drug approval policies may cause unanticipated delays or rejection of our product. We may not obtain necessary regulatory approvals within a reasonable period of time, if at all, or avoid delays or other problems in testing our products. Moreover, even if we received regulatory approval for a product, the approval may require limitations on use, which could restrict the size of the potential market for the product.

         A product's safety and effectiveness in one test is not necessarily indicative of its safety and effectiveness in another test. Moreover, we may not discover all potential problems with a product even after completing testing on it. Some of our products and technologies have undergone only pre-clinical testing. As a result, we do not know whether they are safe or effective for humans. Also, regulatory authorities may decide, contrary to our findings, that a product is unsafe or not as effective in actual use as its test results indicated. This could prevent the product's widespread use, require its withdrawal from the market or expose us to liability.

         The FDA requires that the manufacturing facility that produces a licensed product meet specified standards, undergo an inspection and obtain an establishment license prior to commercial marketing. Subsequent discovery of previously unknown problems with a product or its manufacturing process may result in restrictions on the product or the manufacturer, including withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

         Because we may market our products abroad, we will be subject to varying foreign regulatory requirements. Although international efforts are being made to harmonize these requirements, applications must currently be made in each country. The data necessary and the review time varies significantly from one country to another. Approval by the FDA does not ensure approval by the regulatory bodies of other countries.

         Any future collaborators will also be subject to all of the above-described regulations in connection with the commercialization of products utilizing our technology.

PRODUCT LIABILITY

         The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. We do not have clinical trial liability insurance coverage. There can be no assurance that future insurance coverage will to be adequate or available. We may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability for mandatory damages could exceed the amount of our coverage. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

SUBSIDIARIES

         We have four dormant wholly-owned subsidiaries, Aethlon, Inc., Cell Activation, Inc., Syngen Research, Inc., and Hemex, Inc.

EMPLOYEES

         At March 31, 2004, we had two full-time employees, comprised of our Chief Executive Officer and our Chief Scientific Officer. We utilize, whenever appropriate, contract and part time professionals in order to conserve cash and resources. We believe that our employee relations are good. None of our employees is represented by a collective bargaining unit.

WHERE YOU CAN FIND MORE INFORMATION

         We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports files or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth St NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding other companies, like us, that file materials with the SEC electronically. Our headquarters are located at 7825 Fay Avenue, Suite 200, La Jolla, CA 92037. Our phone number at that address is (858) 456-5777. Our website is www.aethlonmedical.com.

ITEM 2. DESCRIPTION OF PROPERTY

         We currently rent approximately 1,000 square feet of laboratory space at 3344 Industrial Court, San Diego 92121, California on a month-to-month basis at a lease rate of $1,200 per month. We also lease approximately 1,200 square feet of executive office space at 7825 Fay Avenue, Suite 200, La Jolla, California 92037 at the rate of $3,425 per month on a month-to-month lease for use as its principal executive offices.

ITEM 3. LEGAL PROCEEDINGS

         We may be involved from time to time in various claims, lawsuits, disputes with third parties or breach of contract actions incidental to the normal course of business operations. Aethlon Medical is currently not involved in any such litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

LIMITED PUBLIC MARKET FOR SHARES OF COMMON STOCK

         Our Common Stock is quoted on the OTCBB. Our trading symbol is "AEMD." Our Common Stock has had a limited and sporadic trading history.

         The following table sets forth for the calendar period indicated the high and low bid prices for our Common Stock as reported by the OTCBB. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

                                                  HIGH             LOW
                                                  ----             ---

   2004
1st Quarter                                      $   4.25         $   0.37

   2003
4th Quarter                                      $   0.55         $   0.36
3rd Quarter                                      $   1.01         $   0.25
2nd Quarter                                      $   0.60         $   0.20
1st Quarter                                      $   0.56         $   0.15

   2002
4th Quarter                                      $   0.85         $   0.15
3rd Quarter                                      $   1.05         $   0.65
2nd Quarter                                      $   1.95         $   0.55
1st Quarter                                      $   2.30         $   1.15

         We have not declared any cash dividends on our common stock since inception and do not anticipate any in the future. Our current business plan is to retain any future earnings to finance the expansion and development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors our board may deem relevant at that time.

         There are approximately 800 record holders of our Common Stock at June 10, 2004. The number of registered shareholders includes any beneficial owners of common shares held in street name.

         The transfer agent and registrar for our common stock is Computershare Trust Company, located in Denver, Colorado.

PENNY STOCK

         Until our shares qualify for inclusion in the NASDAQ system, the public trading, if any, of our common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

RECENT SALES OF UNREGISTERED SECURITIES

CONVERTIBLE DEBT

         In April 2003, we issued a 9% convertible note in the amount of $150,000. The note was convertible at $0.25 until June 30, 2003, at which time the conversion feature expired. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In March 2004, we issued a 10% convertible note in the amount of $50,000 for cash. The note was due on April 30, 2004 and was converted at $0.44 per share in May 2004. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

COMMON STOCK AND WARRANTS

         In April 2003, we issued 600,000 shares of restricted common stock at a price of $0.25 per share for cash totaling $150,000. In connection with the issuance of these shares, we granted the stockholder 600,000 warrants to purchase our common stock at $0.25 per share. The warrants vested immediately and expire in April 2005. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In May 2003, we issued 40,000 shares of restricted common stock at a price of $0.25 per share for cash totaling $10,000. In connection with the issuance of these shares, we granted the stockholder 40,000 warrants to purchase common stock of the Company at $0.25 per share. The warrants vested immediately and expire in May 2004. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In May 2003, we issued 10,000 shares of restricted common stock at a price of $0.25 per share for services in the amount of $2,500. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In July 2003, we issued 380,000 shares of restricted common stock at prices between $0.25-$0.30 per share for cash totaling $100,000. In connection with the issuance of these shares, we granted the stockholders 380,000 warrants to purchase our common stock at prices between $0.25-$0.30 per share. The warrants vested immediately and expire in July 2004. These transactions were exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In September 2003, we issued 160,000 shares of restricted common stock at a price of $0.25 per share for cash totaling $40,000. In connection with the issuance of these shares, we granted the stockholder 160,000 warrants to purchase our common stock at a price of $0.25 per share. The warrants vested immediately and expire in September 2004. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In September 2003, we issued 60,000 shares of restricted common stock for cash totaling $15,000, in connection with the exercise of 60,000 warrants to purchase our common stock at $0.25 per share. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In October 2003, we issued 80,000 shares of restricted common stock for cash totaling $20,000, in connection with the exercise of 80,000 warrants to purchase our common stock at $0.25 per share. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In November 2003, we issued 100,000 shares of restricted common stock at a price of $0.25 per share for cash totaling $25,000. In connection with the issuance of these shares, we granted the stockholders 100,000 warrants to purchase our common stock at a price of $0.25 per share. The warrants vested immediately and expire in November 2004. These transactions were exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In November 2003, we issued 11,017 shares of restricted common stock at a price of $0.50 per share in connection with the conversion of $5,000 of notes payable plus accrued interest. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In November 2003, we issued 100,000 shares of restricted common stock for cash totaling $25,000, in connection with the exercise of 100,000 warrants to purchase our common stock at $0.25 per share. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In December 2003, we issued 20,000 shares of restricted common stock at a price of $0.25 per share for cash totaling $5,000. In connection with the issuance of these shares, we granted the stockholders 20,000 warrants to purchase our common stock at a price of $0.25 per share. The warrants vested immediately and expire in December 2004. These transactions were exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In December 2003, we issued 461,667 shares of restricted common stock at a price of $0.25 per share and 461,667 warrants to purchase common stock at an exercise price of $0.25 per share, in connection with the conversion of $100,000 of notes payable plus accrued interest. The warrants vested immediately and are exercisable through December 2004. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In December 2003, we issued 120,000 shares of restricted common stock for cash totaling $30,000, in connection with the exercise of 120,000 warrants to purchase our common stock at $0.25 per share. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In January 2004, we issued 26,000 shares of restricted common stock at a price of $0.25 per share for cash totaling $6,500. In connection with the issuance of these shares, we granted the stockholders 6,500 warrants to purchase our common stock at a price of $0.25 per share. The warrants vested immediately and expire in January 2005. These transactions were exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In January 2004, we issued 161,334 shares of restricted common stock at a price of $0.25 per share and 161,334 warrants to purchase common stock at an exercise price of $0.25 per share, in connection with the conversion of $35,000 of notes payable plus accrued interest. The warrants vested immediately and are exercisable through January 2005. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In January 2004, we issued 62,000 shares of restricted common stock at a price of $0.40 per share for services in the amount of approximately $25,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In February 2004, we issued 100,000 shares of restricted common stock for cash totaling $25,000, in connection with the exercise of 100,000 warrants to purchase our common stock at $0.25 per share. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In February 2004, we issued 139,063 shares of restricted common stock at a price of $0.25 per share and 139,063 warrants to purchase common stock at an exercise price of $0.25 per share, in connection with the conversion of $25,000 of notes payable plus accrued interest. The warrants vested immediately and are exercisable through February 2005. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In February 2004, we issued 190,185 shares of restricted common stock at a prices between $0.50 - $0.54 per share for services in the amount of approximately $105,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In March 2004, we issued 125,000 shares of restricted common stock at prices between $0.30 - $1.125 per share for cash totaling $50,625. In connection with the issuance of these shares, we granted the stockholders 125,000 warrants to purchase our common stock at prices between $0.30 - $1.125 per share. The warrants vested immediately and expire in March 2005. These transactions were exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In March 2004, we issued 80,000 shares of restricted common stock for cash totaling $20,000, in connection with the exercise of 80,000 warrants to purchase our common stock at $0.25 per share. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In March 2004, we issued 854,574 shares of restricted common stock at a prices between $0.35-$0.65 per share in connection with the conversion of $242,500 of notes payable plus accrued interest. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In March 2004, we issued 73,529 shares of restricted common stock at a price of $0.34 per share for services in the amount of approximately $25,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         The following table sets forth March 31, 2004 information on our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

                          (a)                         (b)                          (c)

Plan category             Number of securities to     Weighted-average             Number of securities
                          be issued upon exercise     exercise price of            remaining available
                          of outstanding options,     outstanding options,         for future issuance
                          warrants and rights (1)(2)  warrants and rights          under equity
                                                                                   compensation plans
                                                                                   (excluding securities
                                                                                   reflected in column
                                                                                   (a))(3)

Equity compensation
plans approved by
security holders                 47,500                    $2.75                          452,500

Equity compensation
plans not approved by
security holders (1)          5,236,379                     2.29                          N/A
                             ----------                   ------                        ----------
            Totals            5,283,879                     2.32                        452,500

         (1) The description of the material terms of non-plan issuances of equity instruments is discussed in Notes 4, 5 and 6 to the accompanying consolidated financial statements.

         (2)      Net of equity instruments forfeited, exercised or expired.

         (3) This column does not include 926,475 shares of common stock that remain to be issued under the 2003 Consultant Stock Plan.

2000 STOCK OPTION PLAN

         Our 2000 Stock Option Plan (the "Plan"), adopted by us in August 2000, provides for the grant of incentive stock options (ISOs") to our full-time employees (who may also be Directors) and nonstatutory stock options ("NSOs") to non-employee Directors, consultants, customers, vendors or providers of significant services. The exercise price of any ISO may not be less than the fair market value of the Common Stock on the date of grant or, in the case of an optionee who owns more than 10% of the total combined voting power of all classes of our outstanding stock, not be less than 110% of the fair market value on the date of grant. The exercise price, in the case of any NSO, must not be less than 75% of the fair market value of the Common Stock on the date of grant. The amount reserved under the Plan is 500,000 options. At March 31, 2004, we had granted 47,500 options under the Plan, with 452,500 available for future issuance.

2003 CONSULTANT STOCK PLAN

         Our 2003 Consultant Stock Plan (the "Stock Plan"), adopted by us in August 2003, advances our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. Consultants or advisors are eligible to receive grants under the plan program only if they are natural persons providing bona fide consulting services to us, with the exception of any services they may render in connection with the offer and sale of our securities in a capital-raising transaction, or which may directly or indirectly promote or maintain a market for our securities.

         We reserved a total of 1,000,000 common shares for issuance under the Stock Plan. The Stock Plan provides for the grants of common stock. No awards may be issued after the ten year anniversary of the date we adopted the Stock Plan, the termination date for the plan.

         On March 29, 2004, we filed with the SEC a registration statement on Form S-8 for the purpose of registering 1,000,000 common shares issuable under the Stock Plan under the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

         Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-KSB are qualified in their entirety by this statement.

PLAN OF OPERATION

         We are a development stage therapeutic device company that has not yet engaged in significant commercial activities. The primary focus of our resources is the advancement of our proprietary Hemopurifier(TM) platform treatment technology, which is designed to rapidly reduce the presence of infectious viruses and toxins in human blood. Our main focus during fiscal 2004 was to prepare our HIV-Hemopurifier to treat HIV/AIDS, and our HCV-Hemopurifier to treat Hepatitis-C for human clinical trials. We are also working to advance pathogen filtration devices to treat infectious agents that may be used in biological warfare and terrorism. See Item 1, " BUSINESS".

         We plan to continue our research and development activities related to our Hemopurifier(TM) platform technology, with particular emphasis on the advancement of our lead product candidates for the treatment of HIV/AIDS. We plan to continue our pre-clinical trials for both our HIV/AIDS Hemopurifier(TM) products as well as for our biodefense Hemopurifier(TM) products. We plan to start small human clinical trials for HIV patients in fiscal 2005. We also plan to implement a regulatory strategy for the use of our Hemopurifier(TM) for biodefense treatments in fiscal 2005 pursuant to a recent rule implemented by the FDA for medical countermeasures to weapons of mass destruction. Under this rule, in situations where it is deemed unethical to conduct efficacy studies in humans, a treatment can be reviewed for approval on the basis of efficacy in the most relevant animal species and safety data in humans.

         We expect to add approximately seven additional employees in the next twelve months, associated with our expanded research and development effort that will include expanding our goal beyond treating infectious diseases HIV/AID and Hepatitis-C and new applications to combat infectious agents that may be used in biological warfare and terrorism. This will involve designing Hemopurifier(TM) products that can be rapidly deployed by armed forces as wearable post-exposure treatments on the battlefield, as well as dialysis-based treatments for civilian populations. This will entail developing the new treatmentdevice based on the same proprietary Hemopurifier(TM) filtration technology that is utilized in advancing our HIV/AIDS, and Hepatitis-C treatments. An important part of this will include our cooperative agreement with the National Center for Biodefense at George Mason to jointly pursue business and funding opportunities within the federal government.

         Accordingly, due to this increase in activity during the next twelve months, we anticipate increasing our spending on research and development during the next twelve months. Additionally, associated with our anticipated increase in research and development expenditures, we anticipate purchasing significant amounts of equipment and tenant improvements, during this period to support our laboratory and testing operations.

         Our operations to date have consumed substantial capital without generating revenues, and we will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of our Hemopurifier(TM) products, and to market any of those products that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Our future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

         We recorded a consolidated net loss of $1,518,798 or ($0.19) per share and $2,461,116 or ($0.44)per share for the fiscal years ended March 31, 2004 and 2003, respectively.

         Our consolidated operating expenses for fiscal 2004 were $995,549 versus $1,971,385 for fiscal 2003. This decrease in operating expenses of $975,836 or 49.5% is largely attributable to a reduction in our professional fees, general and administrative expenses and payroll totaling $641,532, and the absence of the patent impairment charge of $334,304 incurred in fiscal 2003.
Our capital equipment expenditures were insignificant in fiscal 2003 and 2002.

         In fiscal year 2003, we incurred non-cash expenses in the amount of $334,304 related to the impairment of the carrying value of patents pending. We capitalize the cost of patents and patents pending, some of which were acquired, and amortize such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. We write off unamortized cost of patents and patents pending when we determine there is no future benefit.

         In fiscal year 2003, we also incurred non-cash expenses in the amount of $114,000 related to options granted to a consultant. These expenses represented a significant portion of the professional fees that we incurred during fiscal 2003.

         Our current plan of operation is to fund our anticipated increased research and development activities and operations for the near future through the $673,000 private placement of common stock and the common stock purchase agreement with Fusion Capital in May 2004, whereby Fusion Capital has committed to buy up to an additional $6,000,000 of our common stock over a 30-month period, commencing, at our election, after the Securities and Exchange Commission has declared effective a registration statement covering such shares. However, no assurance can be given that we will receive any additional funds under our agreement with Fusion Capital. Based on our projections of additional employees for operations and to complete research, development and testing associated with our Hemopurifier(TM) products, we anticipate that these funds will satisfy our cash requirements, including this anticipated increase in operations, in excess of the next twelve months. However, due to market conditions, and to assure availability of funding for operations in the long term, we may arrange for additional funding, subject to acceptable terms, during the next twelve months.

GOING CONCERN

         Our independent registered public accounting firm has stated in their audit report on the Company's March 31, 2004 consolidated financial statements, that we have a working capital deficit and a significant deficit accumulated during the development stage. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for the issuance of convertible notes payable and various equity instruments. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

ACCOUNTING FOR TRANSACTIONS INVOLVING STOCK COMPENSATION

         Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB 25" clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000.

         Under Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," compensation expense is the excess, if any, of the estimated fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

         Statement of Financial Accounting Standards ("SFAS") 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is estimated using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period. The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as the Company adopted the cost recognition requirement under SFAS 123, are required to be presented.

         SFAS 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

STOCK PURCHASE WARRANTS ISSUED WITH NOTES PAYABLE

         The Company granted warrants in connection with the issuance of certain notes payable. Under Accounting Principles Board Opinion No. 14, " ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS," the relative estimated fair value of such warrants represents a discount from the face amount of the notes payable.

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

         The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF Issue No. 98-5"), "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIO" and Emerging Issues Task Force Issue No. 00-27, " APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS," the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         SFAS 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provisions of this pronouncement relating to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell or dispose of such asset, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements with respect to future disposal decisions, if any. Management believes no impairment exists at March 31, 2004.

INCOME TAXES

         Under SFAS 109, "ACCOUNTING FOR INCOME TAXES," deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the consolidated financial statements and their respective tax basis. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carryforwards. The Company records a valuation allowance for deferred income tax assets when, based on management's best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of the deferred income tax assets may not be realized.

OFF-BALANCE SHEET ARRANGEMENTS

         We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

RISK FACTORS

         We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this annual report, may adversely affect our business, operating results and financial condition. The uncertainties and risks enumerated below as well as those presented elsewhere in this annual report should be considered carefully in evaluating our company and our business and the value of our securities.

Risks Relating To Our Business

WE HAVE ACCUMULATED LOSSES SINCE OUR INCEPTION, AND CURRENTLY HAVE NO PRODUCTS OR SERVICES ON THE MARKET THAT ARE CURRENTLY GENERATING REVENUES.

         Our inability to generate revenues and profits from products we have recently introduced onto the market could cause us to go out of business and for you to lose your entire investment. To date, we have engaged primarily in research, development and clinical testing. Since our inception, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. We have incurred a cumulative net loss in the amount of $17,145,313 from our inception through March 31, 2004. We have no products or services on the market that are currently generating revenues. Our failure to generate meaningful revenues and ultimately profits from potential products and applications of our technology could force us to reduce or suspend our operations and ultimately go out of business. Developing our product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.

WE MAY FAIL TO OBTAIN GOVERNMENT CONTRACTS TO DEVELOP OUR
HEMOPURIFIER(TM) TECHNOLOGY FOR BIODEFENSE APPLICATIONS.

         The U.S. Government has undertaken commitments to help secure improved countermeasures against bioterrorism. We have filed a proposal with the National Institutes of Health and anticipate submitting further proposals on U.S. Government contracts. The process of obtaining government contracts is lengthy and uncertain and we must compete for each contract. Accordingly, we cannot be certain that we will be awarded any future government contracts utilizing our Hemopurifier(TM) platform technology. If the U.S. Government makes significant future contract awards to our competitors our business will be harmed.

         In addition, the determination of when and whether a product is ready for large scale purchase and potential use will be made by the government through consultation with a number of governmental agencies, including the Food and Drug Administration (the "FDA"), the National Institutes of Health, the Centers for Disease Control and Prevention and the Department of Homeland Security. The Congress' recent passage of the $5.6 billion Project BioShield Bill, a comprehensive effort to develop and make available modern, effective drugs and vaccines to protect against attack by biological and chemical weapons or other dangerous pathogens, may encourage competitors to develop their own product candidates. We cannot predict the decisions that will be made in the future by the various government agencies as a result of such legislation.

IF THE U.S. GOVERNMENT FAILS TO PURCHASE SUFFICIENT QUANTITIES OF ANY FUTURE BIODEFENSE CANDIDATE UTILIZING OUR HEMOPURIFIER(TM) PLATFORM TECHNOLOGY, WE MAY BE UNABLE TO GENERATE SUFFICIENT REVENUES TO CONTINUE OPERATIONS.

         We cannot be certain of the timing or availability of any future funding from the U.S. Government, and substantial delays or cancellations of funding could result from protests or challenges from third parties once such funding is obtained. If we develop products utilizing our Hemopurifier(TM) platform technology that are approved by the Food and Drug Administration, but the U.S. Government does not place sufficient orders for these products, our future business will be harmed.

U.S. GOVERNMENT AGENCIES HAVE SPECIAL CONTRACTING REQUIREMENTS, WHICH CREATE ADDITIONAL RISKS.

         Our business plan to provide biodefense product candidates and HIV-Hemopurifier(TM) candidates may involve contracts with the U.S. Government. U.S. Government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. Government to unilaterally:

o suspend or prevent us for a period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;
o audit and object to our contract-related costs and fees, including allocated indirect costs;
o        control and potentially prohibit the export of our products; and
o        change certain terms and conditions in our contracts.

         If we were to become a U.S. Government contractor, we would be required to comply with applicable laws, regulations and standards relating to our accounting practices and would be subject to periodic audits and reviews. As part of any such audit or review, the U.S. Government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, if an audit or review uncovers any improper or illegal activity, we would possibly be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. Although adjustments arising from government audits and reviews have not seriously harmed our business in the past, future audits and reviews could cause adverse effects. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of our research and development costs, and some marketing expenses, would possibly not be reimbursable or allowed under such contracts. Further, as a U.S. Government contractor, we would be subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not.

WE WILL FACE INTENSE COMPETITION FROM COMPANIES THAT HAVE GREATER FINANCIAL, PERSONNEL AND RESEARCH AND DEVELOPMENT RESOURCES THAN OURS.

         These competitive forces may impact our projected growth and ability to generate revenues and profits, which would have a negative impact on our business and the value of your investment.

         Our competitors are developing vaccine candidates, which could compete with the hemopurifier(tm) product candidates we are developing. our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases that we target that:

         are more effective;
         have fewer or less severe adverse side effects;
         are better tolerated;
         are more adaptable to various modes of dosing;
         are easier to administer;
         or are less expensive than the products or product candidates we are developing.

         Even if we are successful in developing effective Hemopurifier(TM) products, and obtain FDA and other regulatory approvals necessary for commercializing them, our products may not compete effectively with other successful products. Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Our competitors may succeed in developing and marketing products either that are more effective than those that we may develop, alone or with our collaborators, or that are marketed before any products we develop are marketed.

         Our competitors include fully integrated pharmaceutical companies, biotechnology companies, universities and public and private research institutions. Many of the organizations competing with us, have substantially greater capital resources, larger research and development staffs and facilities, greater experience in product development and in obtaining regulatory approvals, and greater marketing capabilities than we do.

         The market for medical devices is intensely competitive. Many of our potential competitors have longer operating histories, greater name recognition, more employees, and significantly greater financial, technical, marketing, public relations, and distribution resources than we have. This intense competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to develop, maintain and extend our current technology. Price concessions or the emergence of other pricing or distribution strategies of competitors may diminish our revenues, adversely impact our margins or lead to a reduction in our market share, any of which may harm our business.

OUR HEMOPURIFER(TM) TECHNOLOGY MAY BECOME OBSOLETE.

         Our Hemopurifier(TM) products may be made unmarketable by new scientific or technological developments where new treatment modalities are introduced that are more efficacious or more economical than our Hemopurifier(TM) products.

OUR USE OF HAZARDOUS MATERIALS, CHEMICALS AND VIRUSES REQUIRE US TO COMPLY WITH REGULATORY REQUIREMENTS AND EXPOSES US TO POTENTIAL LIABILITIES.

         Our research and development involves the controlled use of hazardous materials, chemicals and viruses. We are subject to federal, state, local and foreign laws governing the use, manufacture, storage, handling and disposal of such materials. Although we believe that our safety procedures for the use, manufacture, storage, handling and disposal of such materials comply with the standards prescribed by federal, state, local and foreign regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for significant damages or fines. We currently do not carry insurance to protect us from these damages. In addition, we may be required to incur significant costs to comply with regulatory requirements in the future.

WE ARE DEPENDENT FOR OUR SUCCESS ON A FEW KEY EXECUTIVE OFFICERS.

         Our success depends to a critical extent on the continued services of our Chief Executive Officer, James A. Joyce, our Chief Financial Officer, Edward
C. Hall and our Chief Scientific Officer, Richard H. Tullis. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although the executives have signed employment agreements providing for their continued service to the company, these agreements will not preclude any of these employees from leaving the company. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers.

OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND COULD ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT.

         We currently have an extremely small staff comprised of three full time employees and other personnel employed on a contract basis. Although we believe that these employees, together with the consultants currently engaged by our company, will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

WE PLAN TO GROW VERY RAPIDLY, WHICH WILL PLACE STRAINS ON OUR MANAGEMENT TEAM AND OTHER COMPANY RESOURCES TO BOTH IMPLEMENT MORE SOPHISTICATED MANAGERIAL, OPERATIONAL AND FINANCIAL SYSTEMS, PROCEDURES AND CONTROLS AND TO TRAIN AND MANAGE THE PERSONNEL NECESSARY TO IMPLEMENT THOSE FUNCTIONS. OUR INABILITY TO MANAGE OUR GROWTH COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

         We will need to significantly expand our operations to implement our longer-term business plan and growth strategies. We will also be required to manage multiple relationships with various strategic partners, technology licensors, customers, manufacturers and suppliers, consultants and other third parties. This expansion and these expanded relationships will require us to significantly improve or replace our existing managerial, operational and financial systems, procedures and controls; to improve the coordination between our various corporate functions; and to manage, train, motivate and maintain a growing employee base. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We cannot assure you that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions, or that we will be able to properly manage, train, motivate and retain our anticipated increased employee base.

WE MAY HAVE DIFFICULTY IN ATTRACTING AND RETAINING MANAGEMENT AND OUTSIDE INDEPENDENT MEMBERS TO OUR BOARD OF DIRECTORS AS A RESULT OF THEIR CONCERNS RELATING TO THEIR INCREASED PERSONAL EXPOSURE TO LAWSUITS AND SHAREHOLDER CLAIMS BY VIRTUE OF HOLDING THESE POSITIONS IN A PUBLICLY-HELD COMPANY.

         The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently do not carry directors and officers liability insurance. Directors and officers liability insurance has recently become much more expensive and difficult to obtain. If we are unable to obtain directors and officers liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

         IF WE FAIL TO COMPLY WITH EXTENSIVE REGULATIONS ENFORCED BY DOMESTIC AND FOREIGN REGULATORY AUTHORITIES, THE COMMERCIALIZATION OF OUR PRODUCT CANDIDATES COULD BE PREVENTED OR DELAYED.

         Our pathogen filtration devices, or Hemopurifier(TM) products, are subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. Our product candidates are in the pre-clinical and clinical stages of development and have not received required regulatory approval from the FDA to be commercially marketed and sold. The process of obtaining and complying with FDA and other governmental regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Despite the time and expense exerted, regulatory approval is never guaranteed. We also are subject to the following risks and obligations, among others.

o The FDA may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied.

o        The FDA may require additional testing for safety and effectiveness.

o The FDA may interpret data from pre-clinical testing and clinical trials in different ways than we interpret them.

o If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution.

o The FDA may change their approval policies and/or adopt new regulations.

Failure to comply with these or other regulatory requirements of the FDA may subject us to administrative or judicially imposed sanctions, including:

o        warning letters;

o        civil penalties;

o        criminal penalties;

o        injunctions;

o        product seizure or detention;

o        product recalls; and

o        total or partial suspension of productions.

DELAYS IN SUCCESSFULLY COMPLETING OUR CLINICAL TRIALS COULD JEOPARDIZE OUR ABILITY TO OBTAIN REGULATORY APPROVAL OR MARKET OUR HEMOPURIFIER(TM) PRODUCT CANDIDATES ON A TIMELY BASIS.

         Our business prospects will depend on our ability to complete clinical trials, obtain satisfactory results, obtain required regulatory approvals and successfully commercialize our Hemopurifier(TM) product candidates. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

o        serious adverse events related to our vaccine candidates;

o        unsatisfactory results of any clinical trial;

o the failure of our principal third-party investigators to perform our clinical trials on our anticipated schedules; and/or

o different interpretations of our pre-clinical and clinical data, which could initially lead to inconclusive results.

OUR DEVELOPMENT COSTS WILL INCREASE IF WE HAVE MATERIAL DELAYS IN ANY CLINICAL TRIAL OR IF WE NEED TO PERFORM MORE OR LARGER CLINICAL TRIALS THAN PLANNED.

         If the delays are significant, or if any of our Hemopurifier(TM) product candidates do not prove to be safe or effective or do not receive required regulatory approvals, our financial results and the commercial prospects for our product candidates will be harmed. Furthermore, our inability to complete our clinical trials in a timely manner could jeopardize our ability to obtain regulatory approval.

THE INDEPENDENT CLINICAL INVESTIGATORS THAT WE RELY UPON TO CONDUCT OUR CLINICAL TRIALS MAY NOT BE DILIGENT, CAREFUL OR TIMELY, AND MAY MAKE MISTAKES, IN THE CONDUCT OF OUR CLINICAL TRIALS.

         We depend on independent clinical investigators to conduct our clinical trials. The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our product development programs. If independent investigators fail to devote sufficient time and resources to our product development programs, or if their performance is substandard, it may delay FDA approval of our vaccine candidates. These independent investigators may also have relationships with other commercial entities, some of which may compete with us. If these independent investigators assist our competitors at our expense, it could harm our competitive position.

THE APPROVAL REQUIREMENTS FOR MEDICAL PRODUCTS USED TO FIGHT BIOTERRORISM ARE STILL EVOLVING, AND WE CANNOT BE CERTAIN THAT ANY PRODUCTS WE DEVELOP, IF EFFECTIVE, WOULD MEET THESE REQUIREMENTS.

         We are developing product candidates based upon current governmental policies regulating these medical countermeasure treatments. For instance, we intend to pursue FDA approval of our proprietary pathogen filtration devices to treat infectious agents under requirements published by the FDA that allow the FDA to approve certain vaccines used to reduce or prevent the toxicity of chemical, biological, radiological or nuclear substances based on human clinical data to demonstrate safety and immune response, and evidence of effectiveness derived from appropriate animal studies and any additional supporting data. Our business is subject to substantial risk because these policies may change suddenly and unpredictably and in ways that could impair our ability to obtain regulatory approval of these products, and we cannot guarantee that the FDA will approve our proprietary pathogen filtration devices.

OUR PRODUCT DEVELOPMENT EFFORTS MAY NOT YIELD MARKETABLE PRODUCTS DUE TO RESULTS OF STUDIES OR TRIALS, FAILURE TO ACHIEVE REGULATORY APPROVALS OR MARKET ACCEPTANCE, PROPRIETARY RIGHTS OF OTHERS OR MANUFACTURING ISSUES.

         Our success depends on our ability to successfully develop and obtain regulatory approval to market new filtration devices. We expect that a significant portion of the research that we will conduct will involve new and unproven technologies. Development of a product requires substantial technical, financial and human resources even if the product is not successfully completed.

Our potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including the:

o lack of adequate quality or sufficient prevention benefit, or unacceptable safety during pre-clinical studies or clinical trials;

o        failure to receive necessary regulatory approvals;

o        existence of proprietary rights of third parties; and/or

o inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

POLITICAL OR SOCIAL FACTORS MAY DELAY OR IMPAIR OUR ABILITY TO MARKET OUR PRODUCTS.

         Products developed to treat diseases caused by or to combat the threat of bioterrorism will be subject to changing political and social environments. The political and social responses to bioterrorism have been highly charged and unpredictable. Political or social pressures may delay or cause resistance to bringing our products to market or limit pricing of our products, which would harm our business.

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD NEGATIVELY IMPACT OUR PROJECTED GROWTH AND ABILITY TO GENERATE REVENUES AND PROFITS, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

         We rely on a combination of patent, patent pending, copyright, trademark and trade secret laws, proprietary rights agreements and non-disclosure agreements to protect our intellectual properties. We cannot give you any assurance that these measures will prove to be effective in protecting our intellectual properties.

         In the case of patents, we cannot give you any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents. While we intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States. We can give you no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement. Similarly, we can give you any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial. Since many of our patents were issued in the 1980's, they may expire before FDA approval, if any, is obtained. However, we believe that certain patent applications filed and/or other patents issued more recently will help to protect the proprietary nature of the Hemopurifier treatment technology. We also rely on proprietary designs, technologies, processes and know-how not eligible for patent protection. We cannot give you any assurance that our competitors will not independently develop the same or superior designs, technologies, processes and know-how. While we have and will continue to enter into proprietary rights agreements with our employees and third parties giving us proprietary rights to certain technology developed by those employees or parties while engaged by our company, we can give you no assurance that courts of competent jurisdiction will enforce those agreements.

LEGISLATIVE ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

         There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

OUR PRODUCTS MAY BE SUBJECT TO RECALL OR PRODUCT LIABILITY CLAIMS.

         Our Hemopurifier(TM) products may be used in connection with medical procedures in which it is important that those products function with precision and accuracy. If our products do not function as designed, or are designed improperly, we may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, or an inappropriate design, we may be subject to lawsuits seeking significant compensatory and punitive damages. Any product recall or lawsuit seeking significant monetary damages may have a material affect on our business and financial condition.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

TO DATE, WE HAVE NOT PAID ANY CASH DIVIDENDS AND NO CASH DIVIDENDS WILL BE PAID IN THE FORESEEABLE FUTURE.

         We do not anticipate paying cash dividends on our common shares in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends, or that even if the funds are legally available, that the dividends will be paid.

THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

            As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

OUR COMMON SHARES ARE THINLY TRADED, SO YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

         Our common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY-TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF REVENUES WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

         The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenues or profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology as viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

         Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION.

         The market for our common
shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

OUR OFFICERS AND DIRECTORS OWN OR CONTROL APPROXIMATELY 22% OF OUR OUTSTANDING COMMON SHARES, WHICH MAY LIMIT THE ABILITY OF YOURSELF OR OTHER SHAREHOLDERS, WHETHER ACTING SINGLY OR TOGETHER, TO PROPOSE OR DIRECT THE MANAGEMENT OR OVERALL DIRECTION OF OUR COMPANY. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN YOU RECEIVING A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON SHARES.

         As of June 10, 2004, our officers and directors beneficially own or control approximately 22% of our outstanding common shares. These persons will have the ability to control substantially all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

A LARGE NUMBER OF COMMON SHARES ARE ISSUABLE UPON EXERCISE OF OUTSTANDING COMMON SHARE PURCHASE OPTIONS, WARRANTS AND CONVERTIBLE PROMISSORY NOTES. THE EXERCISE OR CONVERSION OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF YOUR INVESTMENT IN TERMS OF YOUR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF YOUR COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON EXERCISE OF THESE OPTIONS OR WARRANTS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR SHARES.

         As of June 10, 2004, there are outstanding non-variable priced common share purchase options and warrants entitling the holders to purchase 6,010,060 common shares at a weighted average exercise price of $1.83 per share. The exercise price for all of the aforesaid warrants, both variable and non-variable priced, may be less than your cost to acquire our common shares. In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

OUR ISSUANCE OF ADDITIONAL COMMON SHARES, OR OPTIONS OR WARRANTS TO PURCHASE THOSE SHARES, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

         We are entitled under our certificate of incorporation to issue up to 25,000,000 shares of common stock. After taking into consideration our outstanding common stock at June 10, 2004, we will be entitled to issue up to 11,610,379 additional common shares. Our board may generally issue shares of common stock, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional common, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

THE ELIMINATION OF MONETARY LIABILITY AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES UNDER OUR CERTIFICATE OF INCORPORATION AND THE EXISTENCE OF INDEMNIFICATION RIGHTS TO OUR DIRECTORS, OFFICERS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY OUR COMPANY AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES.

         Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to our company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and shareholders.

ANTI-TAKEOVER PROVISIONS MAY IMPEDE THE ACQUISITION OF OUR COMPANY.

         Certain provisions of the Nevada General Corporation Law have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our Board of Directors in connection with such a transaction. However, certain of these provisions may discourage a future acquisition of us, including an acquisition in which the shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's March 31, 2004 Form 10-KSB. Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2004, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, our CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in our internal controls over financial reporting.

Changes in Controls and Procedures

         There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Limitations on the Effectiveness of Internal Control

         Our management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Aethlon Medical have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16 (a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and Nasdaq. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file. We believe that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

         The names, ages and positions of our directors and executive officers as of March 31, 2004 are listed below:


NAMES                            TITLE OR POSITION                              AGE
-----                            -----------------                              ---
James A. Joyce (1)               Chairman, President, Chief Executive            42
                                 Officer and Secretary

Richard H. Tullis, PhD (2)       Vice President, Chief Scientific Officer        59
                                 and Director

Edward C. Hall (3)               Vice President, Chief Financial Officer         63

Franklyn S. Barry, Jr.           Director                                        64

Edward G. Broenniman             Director                                        67

Calvin M. Leung (4)              Director                                        66

         (1) Effective June 1, 2001, Mr. Joyce was appointed our President and Chief Executive Officer, replacing Mr. Barry, who continues as a member of the board of directors. Mr. Barry also served as a consultant to us on strategic business issues from June 1, 2001 to May 31, 2003.

         (2) Also effective June 1, 2001, Dr. Tullis was appointed as the Company's Chief Scientific Officer, replacing Dr. Clara M. Ambrus, who retired.

         (3) Effective August 14, 2002 Mr. Hall was elected our Vice President and Chief Financial Officer, replacing Robert S. Stefanovich, who resigned July 26, 2002.

         (4) Effective June 30, 2003 Mr. Leung was elected to our board of directors.

Resumes of Management:

         James A. Joyce, Chairman, President and CEO
         -------------------------------------------

         Mr. Joyce is the founder of Aethlon Medical, and has been the Chairman of the Board and Secretary since March 1999. On June 1, 2001, our Board of Directors appointed Mr. Joyce with the additional roles of President and CEO. In February of 1993, Mr. Joyce founded James Joyce & Associates, an organization that provided management consulting and corporate finance advisory services to CEOs and CFOs of publicly traded companies. Previously, Mr. Joyce was Chief Executive Officer of Mission Labs, Inc., and a principal in charge of U.S. operations for London Zurich Securities, Inc. Mr. Joyce is a graduate from the University of Maryland.

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

         Franklyn S. Barry, Jr.
         ----------------------

         Mr. Barry has over 25 years of experience in managing and building companies. He was President and Chief Executive Officer of Hemex from April 1997 through May 31, 2001 and our President and CEO from March 10, 1999 to May 31, 2001. He became a director of Aethlon Medical on March 10, 1999. From 1994 to April 1997, Mr. Barry was a private consultant. Included among his prior experiences are tenures as President of Fisher-Price and as co-founder and CEO of Software Distribution Services, which today operates as Ingram Micro-D, an international distributor of personal computer products. Mr. Barry serves on the Board of Directors of Merchants Mutual Insurance Company.

         Edward G. Broenniman
         --------------------

         Mr. Broenniman became a director of Aethlon Medical on March 10, 1999. Mr. Broenniman has 30 years of management and executive experience with high-tech, privately held growth firms where he has served as a CEO, COO, or corporate advisor, using his expertise to focus management on increasing profitability and stockholder value. He is the Managing Director of The Piedmont Group, LLC, a venture advisory firm. Mr. Broenniman recently served on the Board of Directors of publicly traded QuesTech (acquired by CACI International), and currently serves on the Boards of four privately-held firms. His nonprofit Boards are the Dingman Center for Entrepreneurship's Board of Advisors at the University of Maryland, the National Association of Corporate Directors, National Capital Chapter and the Board of the Association for Corporate Growth, National Capital Chapter.

         Calvin M. Leung
         ----------------

         Mr. Leung became a director of Aethlon Medical on June 30, 2003. He is the President of Mandarin Investment Corporation, specializing in investment, development and management of mobile home and recreational vehicle parks in California, Arizona and the Midwest since 1975. He has syndicated a number of land and housing developments in the western United States.

         Mr. Leung, born in Hong Kong, received his advanced education in the United States where he was awarded a doctorate degree in psychology specializing in experimental research. He taught at the university level for several years.

         Our Board of Directors has the responsibility for establishing broad corporate policies and for overseeing our overall performance. Members of the Board are kept informed of our business activities through discussions with the President and other officers, by reviewing analyses and reports sent to them, and by participating in board and committee meetings. Our bylaws provide that each of the directors serves for a term that extends to our next Annual Meeting of Shareholders. Our Board of Directors presently has an Audit Committee and a Compensation Committee on each of which Messrs. Barry and Broenniman and Leung serve. Mr. Barry is Chairman of the Audit Committee, and Mr. Broenniman is Chairman of the Compensation Committee.

         Non-employee Board members are accruing stock options and cash compensation according to the plan approved in August 2000. Employee directors receive no compensation.

FAMILY RELATIONSHIPS.

         There are no family relationships between or among the directors, executive officers or persons nominated or charged by us to become directors or executive officers

         There are no arrangements or understandings between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understanding between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

REGULATORY AND CLINICAL ADVISOR

Kenneth R. Michael, Pharm.D., R.A.C.

         Dr. Michael is the President of KRM Associates LLC, a regulatory and clinical affairs consulting organization. He is the former VP of Regulatory Affairs and Quality Assurance at Siemens Medical Systems, and he is the founder, past President and Chairman of The Regulatory Affairs Professional Society. He is also the founder of the San Diego Regulatory Affairs Network.

SCIENTIFIC ADVISORY BOARD

Jean-Claude Chermann, Ph.D.

         Dr. Chermann is a pioneer in the study of retroviruses, and was the principal investigator of the research team that collaborated in the first isolation and characterization of HIV at the Pasteur Institute in 1983. Dr. Chermann was also the Director of Research of INSERM (French National Institute of Health and Medical Research) and also held the position of Director of Research of Unit INSERM U322 on "Retrovirus and Associated Diseases" from 1989 until June 2001 when he accepted his current role as Chief Scientific Director of Urrma Biopharma based in Montreal, Canada, and Research & Development Director of URRMA R&D, based in Aubagne, France.

Larry Cowgill, D.V.M., Ph.D.

         Dr. Cowgill is a Professor in the Department of Medicine and Epidemiology at the School of Veterinary Medicine, University of California--Davis and has nearly 30 years of experience as a clinical instructor in small animal internal medicine, nephrology and hemodialysis. He currently Heads the Companion Animal Hemodialysis Units at the Veterinary Medical Teaching Hospital at UC Davis and the UC Veterinary Medical Center-San Diego. Dr. Cowgill is also Associate Dean for Southern California Clinical Programs and is Co-Director of the University of California Veterinary Medical Center-San Diego. Prior to his appointment at the University of California, he was a National Institutes of Health (NIH) Special Research Fellow at the University of Pennsylvania School of Veterinary Medicine and at the Renal Electrolyte Section at the University of Pennsylvania School of Medicine, where he conducted research in basic renal physiology and clinical nephrology. Dr. Cowgill received his D.V.M. from the University of California--Davis School of Veterinary Medicine and his Ph.D. in Comparative Medical Sciences from the University of Pennsylvania, where he also completed his internship and Residency training in Small Animal Internal Medicine. He became a Diplomat of the American College of Veterinary Internal Medicine in 1977. Dr. Cowgill has published extensively in the area of veterinary nephrology and has established a Clinical Fellowship in Renal Medicine and Hemodialysis, which is the first of its kind in veterinary Medicine.

Pedro Cuatrecasas, M.D.

         Dr. Cuatrecasas was President of the Pharmaceutical Research Division of Parke-Davis Co., and Corporate Vice President for Warner Lambert Company from 1989 until his retirement in 1997. From 1986 to 1989, he served as SVP and Director of Glaxo Inc. For the prior 10 years, he was VP/R&D and Director, of the Burroughs Wellcome Company. During his career in pharmaceutical research, he was involved in the discovery, development and marketing registration of more than 40 novel medicines. Dr. Cuatrecasas is widely recognized for the invention and development of affinity chromatography. He is a member of the National Academy of Sciences, The Institute of Medicine, and the American Academy of Arts & Sciences, and he has authored more than 400 original publications.

Nathan W. Levin, M.D.

         Dr. Levin is recognized as a leading authority within the hemodialysis industry. He is the Medical and Research Director of the Renal Research Institute, LLC, a joint venture between Fresenius Medical Care - North America and Beth Israel Medical Center, New York. Dr. Levin also serves as Professor of Clinical Medicine at the Albert Einstein College of Medicine.

Raveendran (Ravi) Pottathil, Ph.D.

         Dr. Pottathil was the Section Manager for Retroviruses (focus on HIV and HCV) and Tumor markers and PCR diagnostics at Hoffman La Roche from 1985 to 1992. He then co-founded Specialty Biosystems, Inc, a venture of Specialty Labs, one of the largest independent reference laboratories in California. Dr. Pottathil has also advised the World Health Organization's Sexually Transmitted Diseases and Global Vaccination Program. Dr. Pottathil has worked with Dr. Robert Huebner of the NIH in immunology and virology at The Jackson Laboratory, and with Drs. David Lang and Wolfgang Joklik at Duke University on interferons, anti-tumor RNAs and antigenic suppression of tumorigenic retroviruses. Academic positions include: Assistant Professor at the University of Maryland School of Medicine; Associate Professor at the City of Hope Medical Center in Duarte, California where he published extensively with Dr. Pedro Cuatrecasas (one of developers of affinity chromatography); and Adjunct Professor in Cellular and Molecular Biology at Down State Medical Center and Rutgers University. As a virologist and molecular biologist, Dr. Pottathil has over 40 refereed publications to his credit and has been a Director of OncQuest, Inc., GeneQuest, Inc., Specialty Laboratories Asia in Singapore and Specialty Ranbaxy in India. Currently, Dr. Pottathil is the President of AccuDx, Inc. a pharmaceutical diagnostics company he founded in 1996.

Claudio Ronco, M.D.

         Dr. Ronco is the Director of the Dialysis and Renal Transplantation Programs of St. Bartolo Hospital in Vicenza, Italy. He has published 17 books on nephrology and dialysis and has written or co-authored over 350 scientific articles. Dr. Ronco also serves on the editorial board of 12 scientific journals, is a director of three international scientific societies, and is recognized as being instrumental in the introduction of continuous hemofiltration and high flux dialysis in Europe.

Ken Alibek, M.D., Ph.D., D.Sc.

         Dr. Alibek is the Executive Director of Education at the National Center for Biodefense at George Mason University (GMU), and is a Distinguished Professor at GMU as well. Dr. Alibek specializes in medical and scientific research dedicated to developing new forms of protection against biological weapons and other infectious diseases.

         Formerly, Dr. Alibek was a Soviet Army Colonel, and served as First Deputy Chief of the civilian branch of the Soviet Union's biological weapons program until he defected to the United States in 1992 and subsequently served as a consultant to numerous U.S. government agencies in the areas of medical microbiology, biological weapons defense, and biological weapons nonproliferation. Dr. Alibek has worked with the National Institutes of Health, testified extensively before the U.S. Congress on nonproliferation of biological weapons and is the author of Biohazard: The Chilling True Story of the Largest Covert Biological Weapons Program in the World--Told from Inside by the Man Who Ran It, published by Random House Books. He holds numerous patents, is widely published in science journals, and has provided over 300 lectures and presentations to military and civilian universities, as well as foreign governments. The December 2003 issue of the Acumen Journal of Life Sciences named Dr. Alibek as one of top five biological warfare experts in the nation.

Charles Bailey, Ph.D.

         Dr. Bailey is the former commander of the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID). Dr. Bailey has 25 years U.S. Army experience in R&D and management in infectious diseases and biological warfare defense. As an officer of the Defense Intelligence Agency, Dr. Bailey wrote extensively on foreign biological warfare capabilities. Dr. Bailey is currently the Executive Director for Research & International Relations at the National Center for Biodefense at George Mason University (GMU), and is a Distinguished Professor of Biology at GMU as well. The Acumen Journal of Life Sciences named Dr. Bailey as one of the top five biological warfare experts in the nation.

Members of the Scientific Advisory Board do not receive any compensation for service on the Board. From time to time, as management sees fit, we may engage them on consulting assignments for a fee on specific projects.

INVOLVEMENT IN LEGAL PROCEEDINGS.

         To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

CODE OF ETHICS

         Our Board of Directors is in the process of preparing a code of ethics which would apply to all of our officers, directors and employees.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth compensation received for the fiscal years ended March 31, 2002 through 2004 by our Chief Executive Officer and all executive officers.


SUMMARY COMPENSATION TABLE

                                  ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                 --------------------------------  -----------------------------
                                                                         AWARDS
                                                                   ------------------
                                                         OTHER                          PAYOUTS/
                                                         ANNUAL    RESTRICTED OPTIONS     LTIP        OTHER
NAME AND PRINCIPAL               SALARY       BONUS   COMPENSATION   STOCK      SARs     PAYOUTS   COMPENSATION
POSITION                 YEAR    ($)(1)        ($)        ($)          ($)       (#)        ($)        (1)
--------                 ----    ------        ---        ---          ---       ---        ---        ---
James A. Joyce           2004    180,000        -                                    -
Chairman,                2003    180,000        -                              250,000
President/CEO            2002    180,000

Richard H. Tullis,       2004    150,000        -                                    -
Ph.D. Vice President,    2003    150,000        -                              250,000
Chief Scientific Officer 2002    150,000                                        30,000

Edward C. Hall (2)       2004     28,530(2)     -                                    -
Vice President, Chief    2003     25,000
Financial Officer        2002        N/A


(1) The remuneration described in the above table does not include our cost of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individuals that are extended to all our employees in connection with their employment. Perquisites and other personal benefits, securities, or property received by an executive officer are either the lesser of $50,000 or 10% of the total salary and bonus reported for each named executive officer, except as otherwise disclosed.

(2) Mr. Hall became a part-time employee and was elected CFO of the Company on August 14, 2002. He is compensated on an hourly basis, a portion of which, amounting to $5,706 in fiscal 2004, is paid to Tatum CFO Partners (Tatum), of which he is a partner.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

None.

  AGGREGATED OPTIONS/SAR EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

         The following table sets forth the number of common stock options, both exercisable and unexercisable, held by each of our Named Executive Officers and the value of any in-the-money options at March 31, 2004, utilizing a value of $1.35 per share, the closing price of our common stock on the OTCBB on March 31, 2004:

                                                NUMBER OF          VALUE OF
                                               UNEXERCISED       IN-THE-MONEY
                                               OPTIONS AT         OPTIONS AT
                        SHARES                  MARCH 31,          MARCH 31,
                       ACQUIRED      VALUE        2004               2004
                     ON EXERCISE   REALIZED    (EXERCISABLE/       (EXERCISABLE/
                         (#)          ($)     UNEXERCISABLE)      UNEXERCISABLE)
                     -----------   --------   -------------      -------------
James A. Joyce           --          $ --       250,000/--         $0.0/$0.0
Richard H. Tullis        --          $ --       280,000/--         $0.0/$0.0
Edward C. Hall           --          $ --          N/A                N/A

EMPLOYMENT AGREEMENTS

         We entered into an employment agreement with Mr. Joyce effective April 1, 1999. Effective June 1, 2001, Mr. Joyce was appointed our President and Chief Executive Officer and his base annual salary was increased from $120,000 to $180,000. Under the terms of the agreement, his employment continues at a salary of $180,000 per year for successive one year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement.

         We entered into an employment agreement with Dr. Tullis effective January 10, 2000. Effective June 1, 2001, Dr. Tullis was appointed our Chief Scientific Officer of the Company. His compensation under the agreement was modified in June 2001 from $80,000 to $150,000 per year. Under the terms of the agreement, his employment continues at a salary of $150,000 per year for successive one year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement.

         Both Mr. Joyce and Dr. Tullis' agreements provide for medical insurance and disability benefits, one year of severance pay if their employment is terminated by us without cause or due to change in our control before the expiration of their agreements, and allow for bonus compensation and stock option grants as determined by our Board of Directors.

         Both agreements also contain restrictive covenants preventing competition with us and the use of confidential business information, except in connection with the performance of their duties for us, for a period of two years following the termination of their employment with us.

         Effective August 14, 2002, Mr. Hall was elected our Vice President, Chief Financial Officer. His employment is subject to 30 days' notice, with no severance pay provisions, in accordance with his employment agreement. He receives no medical or other benefits from us.

STOCK OPTION GRANTS

         Our 2000 Stock Option Plan (the "Plan"), adopted by us in August 2000, provides for the grant of incentive stock options ("ISOs") to full-time employees (who may also be Directors) and nonstatutory stock options ("NSOs") to non-employee Directors, consultants, customers, vendors or providers of significant services. The exercise price of any ISO may not be less than the fair market value of our Common Stock on the date of grant or, in the case of an optionee who owns more than 10% of the total combined voting power of all classes of our outstanding stock, not be less than 110% of the fair market value on the date of grant. The exercise price, in the case of any NSO, must not be less than 75% of the fair market value of our Common Stock on the date of grant. The amount available under the Plan is 500,000 options.

         At March 31, 2004, we had granted 47,500 options under the Plan, with 452,500 available for future issuance. We issued the remaining 1,966,415 options (of which 637,800 have been exercised or cancelled) outside of the Plan.

         At March 31, 2004, we had outstanding options to purchase 1,376,115 shares of our Common Stock. See Item 11, "Security Ownership of Certain Beneficial Owners and Management."

OUTSTANDING STOCK PURCHASE WARRANTS

Common Stock purchase warrants

         At March 31, 2004, we had outstanding a total of 3,907,764 warrants, exercisable at prices between $0.25 - 6.50 per share and with expiration dates from 2004 - 2007.

         See Item 11, "Security Ownership of Certain Beneficial Owners and Management."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 10, 2004 for:

         - each person known by us to be the beneficial owner of 5% or more of our Common Stock;

         - each of our Directors and each of our executive officers whose name appears in the summary compensation table (the "Executive
         Officers"); and

         - all of our Directors and the Executive Officers as a group.

         Except as otherwise noted in the footnotes below, the entity, individual Director or Executive Officer has sole voting and investment power over such securities.

                                                      --------------------------
                                                      COMMON
                                                      (VOTING)
                                                      --------------------------
NAME AND ADDRESS OF BENEFICIAL OWNERS (1) (2)         AMOUNT               %(3)
----------------------------------------------------- -------------------- -----

Calvin M. Leung (5)(6)(7)                             2,352,643            17.2%
P.O. Box 2366
Costa Mesa, CA 92628

Rod Tompkins (6)(8)                                   1,520,000            11.3%
420 Douglas
Wayne, NE 68787

Fusion Capital Fund II, LLC (6)(9)                    1,604,966            9.9%
222 Merchandise Mart Plaza, Suite 9-112
Chicago, IL 60654

James A. Joyce (4)(5)(6)(10)                          850,000              6.2%

Franklyn S. Barry, Jr. (5)(11)                        418,593              3.0%

Richard H. Tullis (4)(5)(12)                          330,000              2.4%

Edward G. Broenniman (5)(13)                          261,374              2.0%

Edward C. Hall(4)                                     0                    *

Directors and executive officers, as a group (6       4,212,610            28.7%
members)

----------------------------------
* Less than one percent.

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act and is generally determined by voting power and/or investment power with respect to securities. Except as indicated by footnote and subject to community property laws where applicable, we believe that the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of each shareholder is 7825 Fay Avenue, La Jolla, CA 92037.

(2) A person is deemed to be the beneficial owners of securities that can be acquired by such person within 60 days from June 10, 2004 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from June 10, 2004.
(3)      Assumes 13,389,621 shares of Common Stock outstanding at June 10, 2004.
(4)      Executive officer.
(5)      Director.
(6)      More-than-5% shareholder.
(7) Includes all shares owned by members of Mr. Leung's family and entities he controls plus 10,000 warrants at $3.00, expiring on January 1, 2006 and 306,000 warrants at $0.25, expiring on July 11, 2004 and January 29, 2005.
(8) Includes 20,000 warrants to purchase common stock at $0.25 per share, expiring on April 2, 2005.
(9) Includes 568,181 warrants to purchase common stock at $0.76 per share, expiring on the third anniversary of the date of an effective registration statement, the initial filing of which is expected to be on June 29, 2004. Pursuant to the terms of the warrant, Fusion Capital is not entitled to exercise the warrants to the extent such exercise would cause the aggregate number of shares of common stock beneficially owned by the Fusion Capital to exceed 9.9% of the outstanding shares of the common stock following such exercise.
(10)     Includes 250,000 stock options exercisable at $1.90 per share.
(11)     Includes options to purchase 412,500 shares at $3.00.
(12) Includes 250,000 stock options exercisable at $1.90 per share and 30,000 stock options exercisable at $2.56 per share.
(13) Includes 53,885 shares owned by Mr. Broenniman's wife and his options to purchase 3,000 shares at $1.78 and 2,500 shares at $3.75.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Franklyn S. Barry, Jr., a director and shareholder of Aethlon Medical, was engaged as a consultant to the Company on strategic and business issues from June 1, 2001 to May 31, 2003 and was paid $60,000 per year. See Item 9, "Directors and Executive Officers" and Item 11, "Security Ownership of Certain Beneficial Owners and Management."

         Calvin M. Leung, a director and shareholder of Aethlon Medical, was previously engaged as our consultant and he and his affiliates have invested approximately $654,000 in Aethlon Medical to date, through equity and convertible debt securities. He currently owns 2,036,643 of our common shares and 316,000 warrants to purchase common stock at prices between $0.25 to $3.00 per share (See ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT)

         Certain of our officers and other related parties have advanced us funds, agreed to defer compensation or paid expenses on behalf of us to cover short-term working capital deficiencies. These non interest-bearing liabilities have been included as due to related parties in the accompanying financial statements.

         Effective January 1, 2000, we entered into an agreement with a related party under which an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemopurifier(TM) were assigned to us by the inventors in exchange for (a) a royalty to be paid on future sales of the patented product or process equal to 8.75% of net sales, as defined and (b) 12,500 shares of our restricted common stock. Upon the issuance of the first United States patent relating to the invention, we were obligated to issue an additional 12,500 shares of our restricted common stock to the inventors. If the market price of our common stock on the date the patent is issued is below $8 per share, the number of shares to be issued will be that amount which equates to $100,000 of market value. On March 4, 2003, the related patent was issued and, as a result, we issued 196,078 shares of our restricted common stock valued at $100,000 which is included in professional fees in the accompanying consolidated statements of operations.

         We believe that each of the related party transactions discussed above is on terms as favorable as could have been obtained from unaffiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are filed as part of this report on Form
10-KSB:

         1. Consolidated Financial Statements for the periods ended March 31, 2004 and 2003:

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

3.1      Our Articles of Incorporation and Bylaws (1)

3.2      Certificate of Amendment of Articles of Incorporation dated March 28,
         2000 (2)

10.1 Employment Agreement between us and Franklyn S. Barry, Jr. dated April 1, 1999 (3)

10.2     Employment Agreement between us and James A. Joyce dated April
         1, 1999 (3)

10.3 Agreement and Plan of Reorganization Between Aethlon Medical and Aethlon, Inc. dated March 10, 1999 (4)

10.4 Agreement and Plan of Reorganization Between us and Hemex, Inc. dated March 10, 1999 (4)

10.5     Agreement and Plan of Reorganization Between us and Syngen
         Research, Inc. (5)

10.6     Agreement and Plan of Reorganization Between us and Cell
         Activation, Inc. (6)

10.7 Common Stock Purchase Agreement between Aethlon Medical and Fusion Capital Fund II, LLC. (7)

10.8 Registration Rights Agreement between Aethlon Medical and Fusion Capital Fund II, LLC. (7)

10.9 Form of Securities Purchase Agreement for Private Placement closing on June 7, 2004 (7)

10.10 Form of Common Stock Purchase Warrant for Private Placement closing on June 7, 2004 (7)

10.11 Form of Registration Rights Agreement for Private Placement closing on June 7, 2004 (7)

10.12    2003 Consultant Stock Plan (8)

23.1     Consent of Independent Auditors

31.1 Certification of our Chief Executive Officer and President, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to
         Section 302 of the Sarbanes Oxley Act of 2002.

32.1 Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2 Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

         In accordance with Item 601(b)(32)(ii) of Regulation S-B and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-KSB and will not be deemed "filed" for purpose of
Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference

(1) Filed with our Registration Statement on Form SB-2 dated December 18, 2000 and incorporated by reference.

(2) Filed with our Annual Report on Form 10-KSB for the year ended March 31, 2000 and incorporated by reference.

(3) Filed with our Annual Report on Form 10-KSB for the year ended March 31, 1999 and incorporated by reference.

(4) Filed with our Current Report on Form 8-K dated March 10, 1999 and incorporated by reference.

(5) Filed with our Current Report on Form 8-K dated January 10, 2000 and incorporated by reference.

(6) Filed with our Current Report on Form 8-K dated April 10, 2000 and incorporated by reference.

(7) Filed with our Current Report on Form 8-K dated June 7, 2004 and incorporated by reference.

(8) Incorporated by reference from our Registration Statement on Form S-8 (File No. 333-114017) filed on March 29, 2004.

(b) Reports on Form 8-K.

         Current Report on Form 8-K dated June 7, 2004 (filed with the SEC on June 7, 2004) relating to our private placement and common stock purchase agreement with Fusion Capital Fund II, LLC

* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table presents fees for professional services rendered by Squar, Milner, Reehl & Williamson LLP ("Squar Milner") for the annual audit of our consolidated financial statements as of and for the fiscal years ended March 31, 2004, and 2003 and fees billed for other services rendered by Squar Milner during such years:

                             Fiscal Years Ended March 31,

                               2004                2003
                             -------             -------

Audit Fees                   $55,500             $60,000
Audit Related Fees             2,500 (1)               -
Tax Fees                           -                   -
All Other Fees                     -                   -
                             ---------------------------
                             $58,000             $60,000
                             ===========================

         (1) Such amount represents services rendered in connection with Form
S-8.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

         Our audit committee of the Board of Directors is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditor.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June 2004.

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

       SIGNATURE                         TITLE                       DATE
       ---------                         -----                       ----

/s/ JAMES A. JOYCE                Chairman of the Board            June 29, 2004
-----------------------------
    James A. Joyce

/s/ FRANKLYN S. BARRY, JR.        Director                         June 29, 2004
-----------------------------
    Franklyn S. Barry, Jr.

/s/ EDWARD G. BROENNIMAN          Director                         June 29, 2004
-----------------------------
    Edward G. Broenniman

/s/ RICHARD H. TULLIS             Director                         June 29, 2004
-----------------------------
    Richard H. Tullis

/s/ CALVIN M. LEUNG               Director                         June 29, 2004
-----------------------------
    Calvin M. Leung

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm...................  F-1

Consolidated Balance Sheet ................................................ F-2

Consolidated Statements of Operations ..................................... F-3

Consolidated Statements of Stockholders' Deficit........................... F-4

Consolidated Statements of Cash Flows ..................................... F-8

Notes to Consolidated Financial Statements................................. F-9

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aethlon Medical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Aethlon Medical, Inc. and Subsidiaries (the "Company"), a development stage company, as of March 31, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended and for the period from January 31, 1984 (Inception) to March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aethlon Medical, Inc. and Subsidiaries as of March 31, 2004 and the results of their operations and their cash flows for the each of the years in the two-year period then ended and for the period from January 31, 1984 (Inception) to March 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2004, the Company has negative working capital of approximately $3,930,000 and a deficit accumulated during the development stage of approximately $17,145,000. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Reehl & Williamson, LLP
May 18, 2004
Newport Beach, California

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
--------------------------------------------------------------------------------

                                       ASSETS

CURRENT ASSETS
       Cash                                                        $      1,619
       Prepaid expenses                                                   5,582
                                                                   -------------

TOTAL CURRENT ASSETS                                                      7,201
                                                                   -------------

       Property and equipment, net                                       16,741
       Patents, net                                                     237,314
       Other assets                                                      20,405
                                                                   -------------

TOTAL NONCURRENT ASSETS                                                 274,460
                                                                   -------------

       TOTAL ASSETS                                                $    281,661
                                                                   =============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Accounts payable and accrued liabilities                    $  1,588,381
       Due to related parties                                         1,673,457
       Notes payable                                                    500,000
       Convertible notes payable                                        175,000
                                                                   -------------

TOTAL CURRENT LIABILITIES                                             3,936,838
                                                                   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

       Common stock, par value of $0.001, 25,000,000 shares
         authorized; 10,649,329 issued and outstanding                   10,649
       Additional paid in capital                                    13,479,487
       Deficit accumulated during the development stage             (17,145,313)
                                                                   -------------

TOTAL STOCKHOLDERS' DEFICIT                                          (3,655,177)
                                                                   -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $    281,661
                                                                   =============

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


---------------------------------------------------------------------------------------

                         AETHLON MEDICAL, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Years Ended March 31, 2004 and 2003 and
           For the Period January 31,1984 (Inception) Through March 31, 2004

---------------------------------------------------------------------------------------
                                                                        January 31, 1984
                                                                       (Inception) Through
                                              2004            2003        March 31, 2004
                                          -------------   -------------   -------------
Grant income                              $         --    $         --    $  1,424,012
Subcontract income                                  --              --          73,746
Sale of research and development                    --              --          35,810
                                          -------------   -------------   -------------
                                                    --              --       1,533,568

OPERATING EXPENSES
Professional fees                              339,787         760,949       3,766,626
Payroll and related                            417,486         549,611       5,570,510
General and administrative                     238,276         326,521       3,482,441
Impairment of intangible assets                     --         334,304       1,231,531
                                          -------------   -------------   -------------
                                               995,549       1,971,385      14,051,108
                                          -------------   -------------   -------------

OPERATING LOSS                                (995,549)     (1,971,385)    (12,517,540)

OTHER (INCOME) EXPENSE
Interest expense                               523,249         489,731       4,507,581
Interest income                                     --              --         (17,415)
Other                                               --              --         137,607
                                          -------------   -------------   -------------
                                               523,249         489,731       4,627,773
                                          -------------   -------------   -------------

NET LOSS                                  $ (1,518,798)   $ (2,461,116)   $(17,145,313)
                                          =============   =============   =============

Basic and diluted loss
  per common share                        $      (0.19)   $      (0.44)
                                          =============   =============

Weighted average number of common
  shares outstanding                         8,181,612       5,553,196
                                          =============   =============

            SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                          F-3


                                    AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                         (A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                For the Years Ended March 31, 2004 and 2003 and
                      For the Period January 31, 1984 (Inception) Through March 31, 2004
--------------------------------------------------------------------------------------------------------------
                                                                                     DEFICIT
                                                                                   ACCUMULATED
                                              COMMON STOCK           ADDITIONAL       DURING         TOTAL
                                        --------------------------    PAID IN       DEVELOPMENT   STOCKHOLDERS'
                                           SHARES        AMOUNT       CAPITAL         STAGE          DEFICIT
                                        ------------  ------------  ------------   ------------   ------------
Balance, January 31, 1984 (Inception)            --   $        --   $        --    $        --    $        --

Common stock issued for cash
at $1 per share                              22,000            22        26,502             --         26,524

Common stock issued for cash
at $23 per share                              1,100             1        24,999             --         25,000

Common stock issued for cash
at $86 per share                                700             1        59,999             --         60,000

Common stock issued for cash
at $94 per share                                160             1        14,999             --         15,000

Common stock issued for cash
at $74 per share                                540             1        39,999             --         40,000

Common stock issued for cash
at $250 per share                             4,678             5     1,169,495             --      1,169,500

Capital contributions                            --            --       521,439             --        521,439

Common stock issued for
compensation at $103 per share                2,600             3       267,403             --        267,406

Conversion of due to related
parties to common stock at
$101 per share                                1,120             1       113,574             --        113,575

Conversion of due to related
parties to common stock at
$250 per share                                1,741             2       435,092             --        435,094

Effect of reorganization                  2,560,361         2,558        (2,558)            --             --

Common stock issued in connection
with employment contract at
$8 per share                                 65,000            65       519,935             --        520,000

Common stock issued in connection
with the acquisition of patents
at $8 per share                              12,500            13        99,987             --        100,000

Warrants issued to note holders
in connection with notes payable                 --            --       734,826             --        734,826

Warrantes issued for services                    --            --         5,000             --          5,000

Net loss                                         --            --            --     (4,746,416)    (4,746,416)
                                        ------------  ------------  ------------   ------------   ------------
BALANCE, MARCH 31, 2000                   2,672,500         2,673     4,030,691     (4,746,416)      (713,052)

Common stock and options issued
in connection with acquisition of
Cell Activation, Inc. at $7.20
per share                                    99,152            99     1,067,768             --      1,067,867

Warrants issued to note holders in
connection with notes payable                    --            --       218,779             --        218,779

Warrants issued to promoter in
connection with notes payable                    --            --       298,319             --        298,319

Beneficial conversion feature of
convertible notes payable                        --            --       150,000             --        150,000

Warrants issued to promoter in
connection with convertible notes
payable                                          --            --       299,106             --        299,106

Options issued to directors for
services as board members                        --            --        14,163             --         14,163

Options and warrants issued
for services                                     --            --       505,400             --        505,400

Common stock issued for services
at $3 per share                               5,500             5        16,495             --         16,500

Common stock issued for cash
at $1 per share                             100,000           100        99,900             --        100,000

Net loss                                         --            --            --     (4,423,073)    (4,423,073)
                                        ------------  ------------  ------------   ------------   ------------
BALANCE, MARCH 31, 2001                   2,877,152   $     2,877   $ 6,700,621    $(9,169,489)   $(2,465,991)

continued

                       SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                      F-4





BALANCE, MARCH 31, 2001                   2,877,152   $     2,877   $ 6,700,621    $ (9,169,489)   $ (2,465,991)

Common stock, warrants and
options issued for accounts
payable and accrued liabilities              21,750            22       243,353              --         243,375

Common stock issued for services
at $2.65 per share                            6,038             6        15,994              --          16,000

Common stock issued for cash at
$1.00 per share, net of issuance
costs of $41,540 paid to a
related party                               730,804           731       688,533              --         689,264

Common stock issued for services
at $2.75 per share                           10,000            10        27,490              --          27,500

Common stock issued in connection
with license agreement at $3.00
per share                                     6,000             6        17,994              --          18,000

Common stock issued to holder of
convertible notes payable at
$3.00 per share                              70,586            71       211,687              --         211,758

Options issued to directors for
services as board members                        --            --         7,459              --           7,459

Common stock issued for cash at
$1.50 per share, net of issuance
costs of $2,500                              16,667            17        22,483              --          22,500

Beneficial conversion feature of
convertible notes payable                        --            --       185,000              --         185,000

Common stock issued for conversion
of convertible notes payable and
accrued interest at an average price
of $1.24 per share                          134,165           134       166,352              --         166,486

Common stock issued for services at
$2.72 per share                               9,651            10        26,240              --          26,250

Options issued to consultant for
services                                         --            --       562,000              --         562,000

Common stock and warrants for
services at $1.95 per share                  62,327            62       161,475              --         161,537

Common stock issued for services at
$1.90 per share                               9,198             9        17,491              --          17,500

Stock options exercised for cash            400,000           400       199,600              --         200,000

Warrants issued to note holders for
90-day forebearance                              --            --       118,000              --         118,000

Common stock and warrants issued to
note holders and vendors in the
debt-to-equity conversion program
at $1.25 per share                          816,359           816     1,623,635              --       1,624,451

Other warrant transactions                       --            --       (32,715)             --         (32,715)

Net loss                                         --            --            --      (3,995,910)     (3,995,910)
                                        ------------  ------------  ------------   -------------   -------------
BALANCE - MARCH 31, 2002                  5,170,697   $     5,171   $10,962,692    $(13,165,399)   $ (2,197,536)

continued.........

                       SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                      F-5





BALANCE - MARCH 31, 2002                  5,170,697   $     5,171   $10,962,692    $(13,165,399)   $ (2,197,536)

Proceeds from the issuance of
common stock at $0.50 per share
in connection with the exercise
of options                                  200,000           200        99,800              --         100,000

Interest expense related to
beneficial conversion feature                    --            --       150,000              --         150,000

Pro-rata fair value assigned to warrants
issued in connection with
conversion of accounts payable                   --            --        71,000              --          71,000

Pro-rata fair value assigned to warrants
issued in connection with note payable           --            --        30,000              --          30,000

Issuance of common stock at $1.25
per share in connection with the
conversion of accounts payable              150,124           150       187,505              --         187,655

Issuance of common stock at $1.25
per share in connection with the
conversion of notes payable                 420,000           420       104,580              --         105,000

Estimated fair value of
options issued for service                       --            --       114,000              --         114,000

Issuance of common stock at $0.25
per share for cash                          461,600           462       114,938              --         115,400

Issuance of common stock at $0.26
per share for cash                           19,230            19         4,981              --           5,000

Issuance of common stock at $1.25
per share for cash                            8,000             8         9,992              --          10,000

Issuance of common stock at $0.65
per share for services                       69,231            69        44,931              --          45,000

Issuance of common stock at $0.51
per share for services                      196,078           196        99,804              --         100,000

Net loss                                         --            --            --      (2,461,116)     (2,461,116)
                                        ------------  ------------  ------------   -------------   -------------
BALANCE - MARCH 31, 2003                  6,694,960   $     6,695   $11,994,223    $(15,626,515)   $ (3,625,597)

CONTINUED.........

                       SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                     F-6





                                        ------------  ------------  ------------   -------------   -------------
BALANCE - MARCH 31, 2003                  6,694,960         6,695    11,994,223     (15,626,515)     (3,625,597)

Proceeds from the issuance of
common stock at $0.25 per share
in connection with the exercise
of warrants                                 540,000           540       134,460              --         135,000

Issuance of common stock at $0.25
per share in connection with the
conversion of notes payable,
including interest of $15,099               300,397           300        74,799              --          75,099

Issuance of common stock at $0.35
per share in connection with the
conversion of notes payable,
including interest of $59,827               813,790           814       284,013              --         284,827

Issuance of common stock at $0.50
per share in connection with the
conversion of notes payable,
including interest of $509                   11,017            11         5,498              --           5,509

Issuance of common stock at $0.42
per share in connection with the
conversion of notes payable,
including interest of $696                   13,725            14         5,682              --           5,696

Issuance of common stock at $0.65
per share in connection with the
conversion of notes payable,
including interest of $5,088                 27,059            27        17,561              --          17,588

Issuance of common stock at $0.25
per share in connection with the
conversion of notes payable,
including interest of $15,416               461,667           462       114,954              --         115,416

Issuance of common stock at $0.25
per share for cash                        1,226,000         1,226       305,274              --         306,500

Issuance of common stock at $0.30
per share for cash                          180,000           180        53,820              --          54,000

Issuance of common stock at $0.525
per share for cash                           40,000            40        20,960              --          21,000

Issuance of common stock at $1.125
per share for cash                            5,000             5         5,620              --           5,625

Issuance of common stock at $0.25
per share for services                       10,000            10         2,490              --           2,500

Issuance of common stock at $0.34
per share for services                       73,529            73        24,927              --          25,000

Issuance of common stock at $0.40
per share for services                       62,000            62        24,763              --          24,825

Issuance of common stock at $0.45
per share for services                      185,185           185        83,148              --          83,333

Issuance of common stock at $0.50
per share for services                        5,000             5         2,495              --           2,500

Interest expense related to beneficial
conversion feature                               --            --       324,800              --         324,800

Net loss                                         --            --            --      (1,518,798)     (1,518,798)
                                        ------------  ------------  ------------   -------------   -------------
BALANCE - MARCH 31, 2004                 10,649,329        10,649    13,479,487     (17,145,313)     (3,655,177)
                                        ============  ============  ============   =============   =============

                       SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                     F-7

-------------------------------------------------------------------------------------------------------------------
                                       AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the Years Ended March 31, 2004 and 2003 and
                         For the Period January 31, 1984 (Inception) Through March 31, 2004
-------------------------------------------------------------------------------------------------------------------
                                                                                                   January 31, 1984
                                                                                                      (Inception)
                                                                                                        Through
                                                                          2004            2003       March 31, 2004
                                                                      -------------   -------------   -------------
Cash flows from operating activities:
     Net loss                                                         $ (1,518,798)   $ (2,461,116)   $(17,145,313)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
        Depreciation and amortization                                      127,000         159,783         909,915
        Gain of sale of property and equipment                                  --              --         (13,065)
        Estimated fair value of warrants issued in connection
          with accounts payable and debt                                        --         101,000       2,715,736
        Estimated fair value of common stock, warrants and options
          issued for services                                              138,158         259,000       2,268,592
        Beneficial conversion feature of convertible notes payable         324,800         150,000         809,800
        Impairment of patents and patents pending                               --         334,304         334,304
        Impairment of goodwill                                                  --              --         897,227
        Deferred compensation forgiven                                          --              --         217,223
        Changes in operating assets and liabilities:
           Prepaid expenses                                                  4,728         130,478         155,955
           Other assets                                                    (14,800)         (3,650)        (20,405)
           Accounts payable and accrued liabilities                        138,398         474,054       1,772,671
           Due to related parties                                          258,458         341,644       1,673,457
                                                                      -------------   -------------   -------------

     Net cash used in operating activities                                (542,056)       (514,503)     (5,423,903)
                                                                      -------------   -------------   -------------

Cash flows from investing activities:
     Purchases of property and equipment                                    (4,782)         (1,198)       (214,166)
     Patents and patents pending                                                --         (49,034)       (352,833)
     Proceeds from the sale of property and equipment                           --              --          17,065
     Cash of acquired company                                                   --              --          10,728
                                                                      -------------   -------------   -------------

     Net cash used in investing activities                                  (4,782)        (50,232)       (539,206)
                                                                      -------------   -------------   -------------

Cash flows from financing activities:
     Proceeds from the issuance of notes payable                                --          65,000       1,480,000
     Principal repayments of notes payable                                (180,000)        (10,000)       (190,000)
     Proceeds from the issuance of convertible notes payable               200,000         275,000         998,000
     Proceeds from the issuance of common stock                            522,125         230,400       3,676,728
                                                                      -------------   -------------   -------------

     Net cash provided by financing activities                             542,125         560,400       5,964,728
                                                                      -------------   -------------   -------------

Net (decrease) increase in cash                                             (4,713)         (4,335)          1,619

Cash at beginning of period                                                  6,332          10,667              --
                                                                      -------------   -------------   -------------

Cash at end of period                                                        1,619           6,332           1,619
                                                                      =============   =============   =============

Supplemental disclosure of cash flow information -
  Cash paid during the period for:
        Interest                                                      $     13,000    $     13,000    $    220,492
                                                                      =============   =============   =============
        Income taxes                                                  $      1,180    $      1,180    $     13,346
                                                                      =============   =============   =============

Supplement schedule of noncash investing activities:

Debt converted to common stock                                        $    407,500    $    205,000    $  2,048,094
                                                                      =============   =============   =============
Issuance of common stock, warrants and options for accounts payable   $         --    $     87,655    $    512,816
                                                                      =============   =============   =============
Issuance of common stock in connection with license agreements        $         --    $         --    $     18,000
                                                                      =============   =============   =============
Net assets of entities acquired in exchange for equity securities     $         --    $         --    $  1,597,867
                                                                      =============   =============   =============
Debt placement fees paid by issuance of warrants                      $         --    $         --    $    843,538
                                                                      =============   =============   =============
Patent pending acquired for 12,500 shares of common stock             $         --    $         --    $    100,000
                                                                      =============   =============   =============
Common stock issued for prepaid expenses                              $         --    $         --    $    161,537
                                                                      =============   =============   =============

                          SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                        F-8


--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aethlon Medical, Inc. ("Aethlon") engages in the research and development of a medical device known as the Hemopurifier(TM) that removes harmful substances from the blood. Aethlon is in the development stage on the Hemopurifier(TM) and significant research and testing are still needed to reach commercial viability. Any resulting medical device or process will require approval by the U.S. Food and Drug Administration ("FDA"), and Aethlon has not yet begun efforts to obtain any FDA approval, which may take several years. Since many of Aethlon's patents were issued in the 1980's, they are scheduled to expire in the near future. Thus, such patents may expire before FDA approval, if any, is obtained. However, the Company believes that certain patent applications and/or other patents issued more recently will help to protect the proprietary nature of the Hemopurifier(TM) treatment technology.

Aethlon is classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP"), and has not generated revenues from its planned principal operations.

Aethlon's common stock is quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers ("OTCBB") under the symbol "AEMD."

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its inactive legal wholly-owned subsidiaries Aethlon, Inc., Hemex, Inc., Syngen Research, Inc. and Cell Activation, Inc. (collectively hereinafter referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has negative working capital of approximately $3,930,000 and a deficit accumulated during the development stage of approximately $17,145,000 at March 31, 2004, which among other matters, raise substantial doubt about its ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company intends to fund operations through debt and equity financing arrangements, which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2005. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts payable, accrued liabilities, notes payable approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair values of amounts due to related parties are not determinable as these transactions are with related parties.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution for up to $100,000. At times, cash may be in excess of the FDIC insurance limit. The Company had no amounts exceeding this limit at March 31, 2004.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to five years. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss included in the statements of operations. Depreciation expense approximated $8,000 and $18,000 for the years ended March 31, 2004 and 2003, respectively.

INCOME TAXES

Under SFAS 109, "ACCOUNTING FOR INCOME TAXES," deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements and their respective tax basis. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carryforwards. The Company records a valuation allowance for deferred tax assets when, based on management's best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of the deferred income tax assets may not be realized.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LONG-LIVED ASSETS

SFAS 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized.

Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provisions of this pronouncement relating to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to sell or dispose of such assets, (as defined), by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements with respect to future disposal decisions, if any. Management believes no impairment exists at March 31, 2004.

EARNINGS PER SHARE

Under SFAS 128, "EARNINGS PER SHARE," basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (If the Company had net income in each of the years ended March 31, 2004 and 2003, 2,500,000 and 2,900,000 shares would have been considered additional common stock equivalents at March 31, 2004 and 2003, respectively, based on the treasury stock method). As the Company had net losses for the period presented, basic and diluted loss per share are the same, as any additional common stock equivalents would be antidilutive.

SEGMENTS

SFAS 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and how the Company reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees." Under the intrinsic value based method, compensation expense is the excess, if any, of the estimated fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

SFAS 123, "Accounting for Stock-Based Compensation," if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is estimated using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company had adopted the cost recognition requirement under SFAS 123, are required to be presented (see below). For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS 123.

Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25" clarifies the application of APB 25 for (a) the definition of employee for purpose of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. Management believes that the Company accounts for transactions involving stock compensation in accordance with FIN 44.

SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

At March 31, 2004, the Company has one stock-based employee compensation plan (the "Plan"), which is described more fully in Note 6. The Company accounts for the Plan under the recognition and measurement principles of APB 25, and related interpretation. No stock-based compensation cost is recognized in net loss. Stock options granted under the Plan have exercise prices equal to or greater than the estimated fair value of the underlying common stock on the dates of grant. The following table illustrates the effect on net and loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION (continued)

                                                                YEAR ENDED MARCH 31,
                                                            ----------------------------
                                                               2004             2003
                                                            ------------    ------------
Net loss available to common stockholders, as report        $ 1,518,798     $ 2,461,116
Pro forma compensation expense                                    6,000           9,000
                                                            ------------    ------------
Pro forma net loss available to common stockholders         $ 1,524,798     $ 2,470,116
                                                            ============    ============
Loss per common share, as reported
  Basic and diluted                                         $     (0.19)    $     (0.44)

Loss per common share, pro forma
  Basic and diluted                                         $     (0.19)    $     (0.45)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," was issued in June 2002 and is effective for exit and disposal activities initiated after December 31, 2002. The Company is complying with SFAS No. 146.

SFAS No. 147 relates exclusively to certain financial institutions, and thus does not apply to the Company.

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements of this pronouncement did not materially affect the Company's consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities ("SPEs": periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. The Company has determined that it does not have any variable interest in any SPEs, and is presently evaluating the other effects of FIN No. 46 (as amended) on its consolidated financial statements.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") FAS 150-03 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

Other recent accounting pronouncements are discussed elsewhere in these notes to the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

PATENTS

The Company capitalizes the cost of patents and patents pending, some of which were acquired, and amortizes such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. There were no patents pending at March 31, 2004 or 2003. The unamortized cost of patents and patents pending is written off when management determines there is no future benefit. During the years ended March 31, 2004 and 2003, zero and $334,000 of capitalized patent costs were written off, respectively. Accumulated amortization of patents approximated $102,000 at March 31, 2004. Amortization of patents and patents pending approximated $23,000 and $15,000 during the years ended March 31, 2004 and 2003, respectively. Patents include both foreign and domestic patents.

STOCK PURCHASE WARRANTS ISSUED WITH NOTES PAYABLE

The Company granted warrants in connection with the issuance of certain notes payable (see Notes 4 and 5). Under Accounting Principles Board Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS," the estimated fair value of such warrants represents a discount from the face amount of the notes payable. Accordingly, the relative estimated fair value of the warrants has been recorded in the financial statements as a discount from the face amount of the notes. The discount is amortized using the effective yield method over the respective lives of the related notes payable.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable (see Notes 4 and 5) provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF Issue No. 98-5"), "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIO" and Emerging Issues Task Force Issue No. 00-27, " APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS," the Company has determined the fair value of such BCF to be approximately $325,000 and $450,000, for the years ended March 31, 2004 and 2003, respectively. Accordingly, the relative estimated fair value of the BCF has been recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts were amortized to interest expense in accordance with the related conversion feature.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred approximately $200,000 of research and development expenses during each of the two years ended March 31, 2004 and 2003, which are included in operating expenses in the accompanying consolidated statements of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 financial statement presentation to correspond to the 2004 format.

2.    EMPLOYMENT CONTRACT

On January 10, 2000, the Company completed the acquisition of the assets of Syngen Research, Inc. ("Syngen"). As part of the transaction, the Company executed a two-year employment contract, as amended, with Syngen's sole shareholder to perform research. Such employment contract was amortized over four years on a straight-line basis and was fully amortized as of March 31, 2004.

3.    DEBT-TO-EQUITY CONVERSION PROGRAM

In March 2002, the Company extended an offer to certain note holders and vendors to convert past due amounts into restricted common stock and warrants to purchase common stock of the Company. The offer entails the conversion of liabilities at a rate of one share and one-half of a warrant for every $1.25 converted. The warrants have an exercise price of $2.00 per share and expire three years from the date of issuance.

During the year ended March 31, 2003 and 2002, note holders and vendors representing liabilities of approximately $188,000 and $1,020,000 converted their debt in exchange for 150,124 and 816,359 shares of common stock and 75,061 and 408,180 warrants to purchase common stock, respectively. Such warrants were valued using the Black-Scholes option pricing model based on their estimated pro rata fair value of approximately $71,000 and $339,000. The warrant conversion rate was below estimated fair value for warrants issued during the fiscal year ended March 31, 2002; therefore a BCF approximating $265,000 was recorded during the year ended March 31, 2002.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------

4.    NOTES PAYABLE

15% AND 12% NOTES

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

In January 2002, the Company issued warrants to purchase common stock in exchange for an additional ninety days to become current with all past due interest payments related to notes issued in prior years.

During the year ended March 31, 2004, a noteholder converted $12,500 of 15% promissory notes including interest of $5,088 for 27,059 shares of common stock and 27,059 warrants to purchase shares of common stock at $0.65 per share (see
Note 6). These warrants were valued using the Black Scholes option pricing model and the relative fair value was insignificant and was charged to interest expense upon grant.

During the year ended March 31, 2004, a noteholder converted an aggregate of $25,000 of 15% promissory notes including interest of $9,766 for 139,063 shares of common stock and 139,063 warrants to purchase shares of common stock at $0.25 per share (see Note 6). These warrants were valued using the Black Scholes option pricing model; the relative fair value was insignificant and charged to interest expense upon grant.
A beneficial conversion feature approximating $37,500 was recorded during the year ended March 31, 2004 related to the conversion of 15% promissory notes.

All of the outstanding 15% Notes were past due and in default at March 31, 2004.

There were no amounts owed under the 12% Notes at March 31, 2004.


10% NOTES

In December 2002, an existing noteholder increased its advances to the Company by $40,000 to a total of $140,000. In consideration, the Company granted the noteholder warrants (see Note 6), cancelled the noteholder's existing $100,000 of convertible debt and replaced it with a secured $140,000 note payable. A beneficial conversion feature approximating $30,000 was recorded in connection with the conversion of this note. The new note was paid by the Company in accordance with the terms of the agreement.

6.75% NOTES

On March 18, 2002, the Company issued a promissory note to a stockholder in the amount of $50,000, bearing interest at 6.75% per annum and maturing in May 2002. Such note was converted in March 2003 (see Note 6).

In May 2002, the Company issued notes payable totaling $25,000, bearing interest at 6.75% per annum, maturing in July 2002. The notes were converted into shares of the Company's common stock in March 2003 (see Note 6).

There were no amounts owed under the 6.75% Notes at March 31, 2004.

The Company is currently seeking other financing arrangements to retire all past due notes payable.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------

5.    CONVERTIBLE NOTES PAYABLE

8% CONVERTIBLE NOTE

In November 2000, the Company issued convertible notes payable ("8% Convertible Notes"), bearing interest at 8% per annum, with principal and accrued interest due on November 1, 2002. The 8% Convertible Notes require no payment of principal or interest during the term and may be converted to common stock of the Company at any time at the option of the holder. The number of common shares issuable upon conversion is equal to the total principal and unpaid interest as of the date of conversion, divided by the conversion price. The conversion price per share was changed effective August 31, 2001 to the lesser of (a) 80% of the closing market price for the common stock; or (b) 70% of the average of the three lowest closing market prices for the common stock for the ten trading days prior to conversion. Such change resulted in additional BCF approximating $57,000 during the year ended March 31, 2002.

During fiscal year 2002, the holder converted principal and accrued interest of approximately $49,000 into 40,267 shares of common stock, leaving principal of $350,000 and interest thereon due and outstanding. The average conversion price was approximately $1.22 per share.

The 8% Convertible Notes required the Company to file an effective registration statement by February 2001. The Company filed a Form SB-2 with the SEC in December 2000; however, such registration statement was never declared effective and subsequently abandoned. However, as the underlying securities are no longer restricted under Rule 144 of the Securities Act of 1933, the Company no longer plans on filing a registration statement in connection with this transaction.

The Company expensed and accrued penalties approximating $150,000 at March 31, 2004 in connection with not filing an effective registration statement. The Company does not believe it will incur any additional charges and is in the process of renegotiating all penalties that have been recorded to date.

In March 2004, the noteholder converted $225,000 of principal and accrued interest in the amount of $59,827 into 813,790 shares of common stock.

9% CONVERTIBLE NOTE

In April 2003, the Company issued a convertible note in the amount of $150,000 ("9% Convertible Note"), bearing interest at 9% per annum, with principal and interest due in June 2003, which is in default. The 9% Convertible Note required no payment of principal or interest during the term and was convertible into common stock of the Company at the conversion price of $0.25 per share through June 2003 at the option of the shareholder. The Company has recorded a beneficial conversion feature ("BCF") of $150,000 in connection with the issuance of the note and amortized such amount to interest expense upon issuance based on the related conversion feature. As this note is no longer convertible, such amount has been recorded under notes payable in the accompanying consolidated balance sheet.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------

5.    CONVERTIBLE NOTES PAYABLE (continued)

10% CONVERTIBLE NOTES

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

In April 2002, the Company issued a 10% Convertible Note in the amount of $50,000. The conversion price of this note was $1.25 at the time of issuance, but in August 2002, the Company reduced the conversion price to $0.50.

During the year ended March 31, 2003, the Company issued additional 10% Convertible Notes totaling $225,000, of which $30,000 was converted into restricted common stock (see Note 6).

In November 2003, a noteholder converted $5,000 of principal and accrued interest of $509 for 11,017 shares of common stock.

In December 2003, a noteholder converted $100,000 of principal and accrued interest of $15,416 for 461,667 shares of common stock and 461,667 warrants to purchase common stock at $0.25 per share (see Note 6). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata fair value was insignificant and was charged to interest expense upon grant.

In January 2004, two noteholders converted $35,000 of principal and accrued interest of $5,333 for 161,334 shares of common stock and 161,334 warrants to purchase common stock at $0.25 per share (see Note 6). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata fair value was insignificant and was charged to interest expense upon grant.

In March 2004, the Company borrowed $50,000 under a non-interest bearing convertible note payable, which was due in April 2004. In June 2004, the note was converted into common stock of the Company at $0.44 per share, in connection with the terms of the Company's private placement (see Note 10).

In March 2004, a noteholder converted $5,000 of principal and accrued interest of $696 for 13,725 shares of common stock and 13,725 warrants to purchase common stock at $0.42 per share (see Note 6). These warrants were valued using the Black Scholes option pricing model and the relative pro-rata fair value was insignificant and charged to interest expense upon grant.

A beneficial conversion feature approximating $137,000 and $150,000 was recorded during each of the years ended March 31, 2004 and 2003, respectively related to the issuance of 10% Convertible Notes.

All of the 10% Convertible Notes, except the $50,000 borrowed in March 2004, were past due and in default at March 31, 2004.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------

6.    STOCKHOLDERS' EQUITY

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

During the year ended March 31, 2003, the Company issued 420,000 shares of restricted common stock in connection with the conversion of $75,000 of 6.75% Notes payable and $30,000 of 10% Convertible Notes (see Notes 4 and 5).

During the year ended March 31, 2003, the Company issued 69,231 shares of restricted common stock for consulting services valued at $45,000 (estimated based on the market price on the date of issue) and recorded such amount as professional fees in the accompanying consolidated financial statements.

During the year ended March 31, 2003, the Company issued 196,078 shares of restricted common stock in connection with a royalty agreement (see Note 7). The shares were valued at $100,000 (estimated based on the market price on the date of issue) and recorded as professional fees in the accompanying consolidated financial statements.

During the year ended March 31, 2004, the Company issued 540,000 shares of restricted common stock for cash totaling $135,000 in connection with the exercise of warrants at $0.25 per share.

During the year ended March 31, 2004, the Company issued 1,226,000 shares of restricted common stock at $0.25 per share for cash totaling $306,500. In connection with the issuance of common stock, the Company granted the stockholders warrants to purchase 1,226,000 shares of common stock. The warrants vested upon grant and expire through January 2005.

During the year ended March 31, 2004, the Company issued 180,000 shares of restricted common stock at $0.30 per share for cash totaling $54,000. In connection with the issuance of common stock, the Company granted the stockholders warrants to purchase 180,000 shares of common stock. The warrants vested upon grant and expire through March 2005.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------

6.    STOCKHOLDERS' EQUITY (continued)

COMMON STOCK (continued)

During the year ended March 31, 2004, the Company issued 40,000 shares of restricted common stock at $0.525 per share for cash totaling $21,000. In connection with the issuance of common stock, the Company granted the stockholders warrants to purchase 40,000 shares of common stock. The warrants vested upon grant and expire through March 2005.

During the year ended March 31, 2004, the Company issued 5,000 shares of restricted common stock at $1.125 per share for cash totaling $5,625. In connection with the issuance of common stock, the Company granted the stockholders warrants to purchase 5,000 shares of common stock. The warrants vested upon grant and expire through March 2005.

During the year ended March 31, 2004, the Company issued 10,000 shares of restricted common stock at $0.25 for services valued at $2,500.

During the year ended March 31, 2004, the Company issued 73,529 shares of restricted common stock at $0.34 for services valued at $25,000.

During the year ended March 31, 2004, the Company issued 62,000 shares of restricted common stock at $0.40 for services valued at $24,825.

During the year ended March 31, 2004, the Company issued 185,185 shares of restricted common stock at $0.45 for services valued at $83,333.

During the year ended March 31, 2004, the Company issued 5,000 shares of restricted common stock at $0.50 for services valued at $2,500.

During the year ended March 31, 2004, noteholders converted $504,135 of principal and interest into 1,627,655 shares of common stock (see Notes 4 and 5) and warrants to purchase 802,848 shares of common stock ( see "Warrants" below).

WARRANTS

In January 2002, the Company issued 335,000 warrants to purchase common stock in exchange for an additional ninety days to become current on all past due interest payments (see Note 4). The warrants have an exercise price of $2.00 per share, vest immediately, and expired twelve months from the date of issuance. Such warrants were valued using the Black-Scholes option pricing model at approximately $118,000, and were recorded as interest expense.

During the year ended March 31, 2002, the Company granted 239,000 warrants for services and the satisfaction of certain liabilities. The warrants have exercise prices ranging from $2.75 through $6.50, vested immediately and are exercisable through January 2007. The warrants were valued at $118,000, of which $78,000 was recorded as accounts payable and accrued liabilities in fiscal year 2001.

In August 2002, the Company granted warrants to purchase 52,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share in connection with equity fund raising activities. These warrants vested upon grant and were exercisable through March 2004. As such warrants were issued in connection with equity fund raising activities, there was no related expense recorded in the accompanying consolidated financial statements.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------

6.    STOCKHOLDERS' EQUITY (continued)

WARRANTS (continued)

In December 2002, the Company issued 580,000 warrants to purchase common stock for $0.25 per share, which are exercisable through December 2007 and vested upon grant. The warrants were issued in connection with a short-term secured note payable (see Note 4). In accordance with GAAP, the proceeds of the financing have been allocated to the debt and the warrants based on their relative estimated fair values. Accordingly, a discount of $30,000 has been recorded as a reduction of the debt balance and the off-setting credit has been reported as additional paid-in capital. The debt discount was amortized to interest expense in the year ended March 31, 2003 in accordance with the short-term nature of the note payable.

During the year ended March 31, 2003, the Company granted 240,830 warrants to investors in connection with the purchase of common stock. The warrants have an exercise price of $0.25 per share, vest immediately and were exercisable through March 2004. As the warrants were issued in connection with equity financing, no related expense has been recorded in the accompanying consolidated financial statements.

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

In March 2003, the Company issued 420,000 warrants to purchase common stock for $0.25 per share, which were exercisable through March 2004 and vested upon grant. The warrants were issued in connection with the conversion of notes payable (see Notes 4 and 5). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata estimated fair value was insignificant; and was charged to interest expense upon grant.

During the year ended March 31, 2004, the Company granted 1,226,000 warrants to investors in connection with the purchase of common stock. The warrants have an exercise price of $0.25 per share, vest immediately and are exercisable through March 2005. As the warrants were issued in connection with equity financing, no related expense has been recorded in the accompanying consolidated financial statements.

During the year ended March 31, 2004, the Company granted 180,000 warrants to investors in connection with the purchase of common stock. The warrants have an exercise price of $0.30 per share, vest immediately and are exercisable through March 2005. As the warrants were issued in connection with equity financing, no related expense has been recorded in the accompanying consolidated financial statements.

During the year ended March 31, 2004, the Company granted 40,000 warrants to investors in connection with the purchase of common stock. The warrants have an exercise price of $0.525 per share, vest immediately and are exercisable through March 2005. As the warrants were issued in connection with equity financing, no related expense has been recorded in the accompanying consolidated financial statements.

During the year ended March 31, 2004, the Company granted 5,000 warrants to investors in connection with the purchase of common stock. The warrants have an exercise price of $1.125 per share, vest immediately and are exercisable through March 2005. As the warrants were issued in connection with equity financing, no related expense has been recorded in the accompanying consolidated financial statements.

As noted under "Common Stock" above, 540,000 of the warrants granted to investors in connection with the purchase of common stock during the year ended March 31, 2004 were exercised.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------

6.    STOCKHOLDERS' EQUITY (continued)

WARRANTS (continued)

During the year ending March 31, 2004, the Company issued 762,064 warrants to purchase common stock for $0.25 per share, which are exercisable through March 2005 and vested upon grant. The warrants were issued in connection with the conversion of notes payable (see Notes 4 and 5). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata estimated fair value was insignificant and was charged to interest expense upon grant.

In the year ending March 31, 2004, the Company issued 13,725 warrants to purchase common stock for $0.42 per share, which are exercisable through March 2005 and vested upon grant. The warrants were issued in connection with the conversion of notes payable (see Notes 4 and 5). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata estimated fair value was insignificant and was charged to interest expense upon grant.

In the year ending March 31, 2004, the Company issued 27,059 warrants to purchase common stock for $0.65 per share, which vested upon grant and expire through March 2005. The warrants were issued in connection with the conversion of notes payable (see Notes 4 and 5). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata fair estimated value was insignificant and was charged to interest expense upon grant.

A summary of the aggregate warrant activity for the years ended March 31, 2004 and 2003 is presented below:

                                                Year Ended March 31,
                                 -----------------------------------------------------
                                          2004                         2003
                                 -------------------------   -------------------------
                                                Weighted                    Weighted
                                             Average Exercise            Average Exercise
                                  Warrants       Price        Warrants       Price
                                 -----------   -----------   -----------   -----------
Outstanding, beginning of year    2,906,746    $     2.29     1,873,855    $     3.65
      Granted                     2,253,848    $     0.29     1,367,891          0.35
      Exercised                    (540,000)   $     0.25            --            --
      Cancelled/Forfeited          (712,830)   $     0.25      (335,000)        (2.00)
                                 -----------   -----------   -----------   -----------

Outstanding, end of year          3,907,764    $     2.22     2,906,746    $     2.29
                                 ===========   ===========   ===========   ===========

Exercisable, end of year          3,907,764    $     2.22     2,906,746    $     2.29
                                 ===========   ===========   ===========   ===========

Weighted average estimated fair
  value of warrants granted                    $     0.40                  $     0.38
                                               ===========                 ===========

The following outlines the significant assumptions used to estimate the fair value information presented utilizing the Black-Scholes option pricing model:

                                                         Years Ended March 31,
                                                          2004          2003
                                                       -----------   -----------
Risk free interest rate                                    2.50%         3.50%
Average expected life                                    3 years     2.5 years
Expected volatility                                         365%          210%
Expected dividends                                          None          None

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------

6.    STOCKHOLDERS' EQUITY (continued)

WARRANTS (continued)

The detail of the warrants outstanding and exercisable as of March 31, 2004 is as follows:

                                                  Warrants Outstanding                Warrants Exercisable
                                        ------------------------------------------ ----------------------------
                                                          Weighted     Weighted                     Weighted
                                                          Average       Average                      Average
                                            Number       Remaining     Exercise        Number       Exercise
Range of Exercise Prices                 Outstanding        Life         Price      Outstanding       Price
                                        --------------- ------------- ------------ --------------- ------------
                $0.25                        2,028,064           1.7      $  0.25       2,028,064      $  0.25
            $0.30 - $1.13                      265,784           0.7      $  0.39         265,784      $  1.79
            $2.00 - $4.00                      711,166           1.3      $  2.33         711,166      $  2.33
            $5.00 - $6.50                      902,750           1.0      $  5.25         902,750      $  5.25
                                        ---------------                            ---------------
                                             3,907,764                                  3,907,764
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

In March 2002, the board of directors granted the Company's Chief Executive Officer ("CEO") and Dr. Tullis non-qualified stock options to purchase up to 250,000 shares of common stock each, at an exercise price of $1.90 per share (the estimated fair value at grant date) and expire March 2012. Awards are earned upon achievement of certain financial and/or research and development milestones.

In January 2002, the Company granted 400,000 stock options to a consultant for services rendered valued at $562,000 (estimated based on the Black Scholes option pricing model pursuant to SFAS 123) in connection with a consulting agreement. In July 2002, the Company extended the original agreement by six months to expire July 2003 and granted an additional 200,000 stock options valued at $114,000 (estimated based on the Black Scholes option pricing model pursuant to SFAS 123). All 600,000 options have been exercised as of March 31, 2003. The stock options had an exercise price of $0.50, and vested on the grant dates.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------

6.    STOCKHOLDERS' EQUITY (continued)

OPTIONS (continued)

The following is a status of the stock options outstanding at March 31, 2004 and the changes during the two years then ended:

                                                Year Ended March 31,
                                 -----------------------------------------------------
                                          2004                         2003
                                 -------------------------   -------------------------
                                                Weighted                    Weighted
                                             Average Exercise            Average Exercise
                                   Options        Price        Options       Price
                                 -----------   -----------   -----------   -----------
Outstanding, beginning of year    1,376,115    $     2.49     1,376,115    $     2.49
      Granted                            --                     200,000          0.50
      Exercised                          --                    (200,000)        (0.50)
      Cancelled/Forfeited                --                          --            --
                                 -----------   -----------   -----------   -----------

Outstanding, end of year          1,376,115    $     2.49     1,376,115    $     2.49
                                 ===========   ===========   ===========   ===========

Exercisable, end of year          1,363,615    $     2.51     1,283,530    $     2.50
                                 ===========   ===========   ===========   ===========

Weighted average estimated fair
  value of options granted                             --                  $     0.57
                                               ===========                 ===========

The following outlines the significant assumptions used to estimate the fair value information presented utilizing the Black-Scholes option pricing model for the year ended March 31, 2003 (there were no issuances in fiscal 2004):

Risk free interest rate                                               3.50
Average expected life                                              3 years
Expected volatility                                                   210%
Expected dividends                                                    None

The detail of the options outstanding and exercisable as of March 31, 2004 is as follows:

                                                   Options Outstanding                 Options Exercisable
                                        ------------------------------------------ ----------------------------
                                                          Weighted     Weighted                     Weighted
                                                          Average       Average                      Average
                                            Number       Remaining     Exercise        Number       Exercise
Range of Exercise Prices                 Outstanding        Life         Price      Outstanding       Price
                                        --------------- ------------- ------------ --------------- ------------
                $0.39                       50,848       4.7 years      $ 0.39         50,848        $ 0.39
            $1.78 - $2.00                  515,267       8.9 years      $ 1.90        515,267        $ 1.90
            $2.25 - $3.00                  602,500       4.3 years      $ 2.78        590,000        $ 2.78
            $3.25 - $3.75                  207,500       2.9 years      $ 3.27        207,500        $ 3.27
                                        ---------------                            ---------------
                                          1,376,115                                  1,363,615
                                        ===============                            ===============

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------

7.  RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Certain officers of the Company and other related parties have advanced the Company funds, agreed to defer compensation and/or paid expenses on behalf of the Company to cover working capital deficiencies. These non interest-bearing liabilities have been included as due to related parties in the accompanying consolidated financial statements.

ROYALTY AGREEMENT

Effective January 1, 2000, the Company entered into an agreement with a related party under which an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemopurifier(TM) were assigned to the Company by the inventors in exchange for (a) a royalty to be paid on future sales of the patented product or process equal to 8.75% of net sales, as defined and (b) 12,500 shares of the Company's common stock. Upon the issuance of the first United States patent relating to the invention, the Company was obligated to issue an additional 12,500 shares of common stock to the inventors. If the market price of the Company's common stock on the date the patent is issued is below $8 per share, the number of shares to be issued will be that amount which equates to $100,000 of market value. On March 4, 2003, the related patent was issued and therefore the Company issued 196,078 shares of common stock valued at $100,000 which is included in professional fees in the accompanying consolidated statements of operations (see Note 6).

Other related party transactions are disclosed elsewhere in these notes to consolidated financial statements.

8. INCOME TAX PROVISION

Income tax expense for the years ended March 31, 2004 and 2003 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss from continuing operations before provision for income taxes as a result of the following:

                                                          2004          2003
                                                       -----------   -----------
Computed "expected" tax benefit                        $ (516,000)   $ (837,000)

Reduction in income taxes resulting from:
    Equity instruments issued for services                     --        39,000
    Interest for warrants and BCF                          94,000        85,000
    Change in deferred tax assets valuation allowance     583,000       897,000
    State and local income taxes,
      net of federal benefit                             (134,000)     (162,000)
    Other                                                 (27,000)      (22,000)
                                                       -----------   -----------
                                                       $       --    $       --
                                                       ===========   ===========

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------

8. INCOME TAX PROVISION (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at March 31, 2004 are presented below:

Deferred tax assets:
    Capitalized research and development                           $  1,833,000
    Net operating loss carryforwards                                  2,977,000
                                                                   -------------
        Total gross deferred tax assets                               4,810,000

        Less valuation allowance                                     (4,810,000)
                                                                   -------------
        Net deferred tax assets                                    $         --
                                                                   =============

The valuation allowance for deferred tax assets from continuing operations as of March 31, 2004 and 2003 was $4,810,000 and $4,227,000, respectively.

As of March 31, 2004, the Company had tax net operating loss carryforwards of approximately $8,000,000 and $3,000,000 available to offset future taxable Federal and state income, respectively. The carryforward amounts expire in various years through 2024.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

9.  COMMITMENTS AND CONTINGENCIES

REGISTRATION RIGHTS AGREEMENTS

The Company is obligated under various agreements to register its common stock, including the common stock underlying certain warrants and options. The Company is subject to penalties for failure to register such securities, the amount of which could be material to the Company's financial condition, results of operations and cash flows. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission in December 2000 to register the necessary securities. However, such registration statement was never declared effective and subsequently abandoned. Management is currently unaware of any claims related to the lack of registration. However, as the underlying securities are no longer restricted under Rule 144 of the Securities Act of 1933, the Company no longer plans on filing a registration statement in connection with this transaction.

EMPLOYMENT CONTRACTS

In addition to the employment contract discussed in Note 2, the Company entered into an employment agreement with its Chairman of the Board effective April 1, 1999. The agreement, which is cancelable by either party upon sixty days notice, will be in effect until the employee retires or ceases to be employed by the Company. The Chairman of the Board was appointed President and Chief Executive Officer effective June 1, 2001 upon which the base annual salary was increased from $120,000 to $180,000 and is eligible for an annual bonus at the discretion of the Board of Directors, of which $0 was earned during each of the years ended March 31, 2004 and 2003, respectively. Under the terms of the agreement, if the employee is terminated he may become eligible to receive a salary continuation payment in the amount of at least twelve months' base salary.

--------------------------------------------------------------------------------
                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------

10. SUBSEQUENT EVENTS

In June 2004, the Company completed a $673,000 private placement of common stock with accredited investors, including Fusion Capital Fund II, LLC, a Chicago-based investor. In connection with the private placement, the Company entered into a common stock purchase agreement with Fusion Capital, whereby Fusion Capital has committed to buy up to an additional $6,000,000 of the Company's common stock over a 30-month period, commencing, at the Company's election, after the SEC has declared effective a registration statement covering such shares. The funds the Company has received in connection with this financing, together with any additional funds the Company may receive from Fusion Capital under the common stock purchase agreement, will be used to fund the Company's research and development activities and anticipated operations for the future. The Company has issued 1,529,545 shares of common stock and 1,529,545 warrants to purchase common stock at $0.76 per share, which vested upon grant and are exercisable through May 2007, for the funds the Company has received in connection with this financing.

Subsequent to March 31, 2004, the Company issued 242,143 shares of restricted common stock at prices ranging from $0.44 to $1.75 for services approximating $129,000.

Subsequent to March 31, 2004, the Company issued 500,000 shares of restricted common stock for cash totaling $125,000 in connection with the exercise of warrants at $0.25 per share.