Form 10QSB
period 2004-06-30
AETHLON MEDICAL INC
filed 2004-08-16
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2004

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the transition period from _____to_____

                         COMMISSION FILE NUMBER 0-21846

                              AETHLON MEDICAL, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                                 13-3632859
------------------------------                               -------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

3030 Bunker Hill St, Ste 4000, San Diego, CA                       92109
--------------------------------------------                     ---------
  (Address of principal executive offices)                       (Zip Code)

                                 (858)-459-7800
                                 ---------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


The number of shares of common stock of the registrant outstanding as of August 16, 2004 was 13,389,621.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEET AT JUNE 30, 2004 (UNAUDITED)

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2004

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2004

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3. CHANGES IN CONTROLS AND PROCEDURES

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                     PART I.
                              FINANCIAL INFORMATION

         All references to "us", "we", "our" "Aethlon", "Aethlon Medical", or "the Company" refer to Aethlon Medical, Inc., its predecessors and its subsidiaries.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                     June 30,
                                                                       2004
                                                                    (Unaudited)
                                                                   -------------
                                     ASSETS
Current assets
     Cash                                                          $    349,750
     Prepaid expenses                                                    35,310
                                                                   -------------
                                                                        385,060

Property and equipment, net                                              16,506
Patents and patents pending, net                                        231,466
Other assets                                                             20,410
                                                                   -------------

                                                                   $    653,442
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued
       liabilities                                                 $  1,633,314
     Due to related parties                                           1,617,144
     Notes payable                                                      487,500
     Convertible notes payable                                          125,000
                                                                   -------------
                                                                      3,862,958

Commitments and Contingencies

Stockholders' Deficit
     Common stock,par value $0.001 per
         share; 25,000,000 shares authorized;
         13,389,621 shares issued
         and outstanding                                                 13,390
     Additional paid-in capital                                      14,403,745
     Deficit accumulated during
         development stage                                          (17,626,651)
                                                                   -------------
                                                                     (3,209,516)
                                                                   -------------
                                                                   $    653,442
                                                                   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                      AETHLON MEDICAL, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Three Months Ended June 30, 2004 and 2003
      and For the Period January 31, 1984 (Inception) Through June 30, 2004

                                                                       JANUARY 31,
                                                                          1984
                                                                      (INCEPTION)
                                                                        THROUGH
                                        JUNE 30,        JUNE 30,        JUNE 30,
                                         2004            2003             2004
                                      (unaudited)     (unaudited)     (unaudited)
                                     -------------   -------------   -------------
REVENUES
  Grant income                       $         --    $         --    $  1,424,012
  Subcontract income                           --              --          73,746
  Sale of research and development             --              --          35,810
                                     -------------   -------------   -------------
                                               --              --       1,533,568

EXPENSES

  Professional fees                       215,120          55,232       3,981,746
  Payroll and related                     183,542         102,654       5,754,052
  General and administrative               59,709          78,805       3,542,150
  Impairment                                   --              --       1,231,531
                                     -------------   -------------   -------------
                                          458,371         236,691      14,509,479

OPERATING LOSS                           (458,371)       (236,691)    (12,975,911)

OTHER (INCOME) EXPENSE
  Interest and other debt expenses         22,968         181,501       4,530,549
  Interest income                              --              --         (17,415)
  Other                                        --              --         137,607
                                     -------------   -------------   -------------
                                           22,968         181,501       4,650,741
                                     -------------   -------------   -------------

         NET LOSS                    ($   481,339)   ($   418,192)    (17,626,652)
                                     =============   =============   =============

BASIC AND DILUTED LOSS PER
COMMON SHARE                         ($      0.04)   ($      0.06)
                                     =============   =============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              13,389,621       7,316,279
                                     =============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.



                                   AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                        (A Development Stage Company)
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH
                         FLOWS For the Three Months Ended June 30, 2004 and 2003 and
                     For the Period January 31, 1984 (Inception) Through June 30, 2004

                                                                                             January 31, 1984
                                                                                                (Inception)
                                                                                                 Through
                                                                  June 30,         June 30,      June 30,
                                                                   2004             2003           2004
                                                                (unaudited)     (unaudited)     (unaudited)
                                                               -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $   (481,339)   $   (418,192)   $(17,626,652)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                    8,135          39,387         918,050
     Gain on sale of property and equipment                              --              --         (13,065)
     Fair market value of warrants issued in connection with
         accounts payable and debt                                       --              --       2,715,736
     Fair market value of common stock, warrants and
         options issued for services                                129,000           2,500       2,397,592
     Beneficial conversion feature of convertible
         notes payable                                                   --         150,000         809,800
     Impairment of patents and patents pending                           --              --         334,304
     Impairment of goodwill                                              --              --         897,227
     Deferred compensation forgiven                                      --              --         217,223
     Changes in operating assets and liabilities:
         Prepaid expenses                                           (29,728)             --         126,227
         Other assets                                                    (5)             --         (20,410)
         Accounts payable and accrued liabilities                    44,933          12,128       1,817,604
         Due to related parties                                     (56,313)         60,506       1,617,144
                                                               -------------   -------------   -------------
Net cash used in operating activities                              (385,317)       (153,671)     (5,809,220)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                  (2,052)         (2,661)       (216,218)
Acquisition of patents and patents pending                               --              --        (352,833)
Proceeds from sale of property and equipment                             --              --          17,065
Cash of acquired company                                                 --              --          10,728
                                                               -------------   -------------   -------------

Net cash used in investing activities                                (2,052)         (2,661)       (541,258)

                                           (continued)

                                                5

The accompanying notes are an integral part of these condensed consolidated financial statements.



                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended June 30, 2004 and 2003 and For the
       Period January 31, 1984 (Inception) Through June 30, 2004


                                                                                    January 31,
                                                                                       1984
                                                                                   (Inception)
                                                                                     Through
                                                        June 30,       June 30,      June 30,
                                                          2004          2003           2004
                                                      (unaudited)    (unaudited)    (unaudited)
                                                      ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable               $        --    $        --    $ 1,480,000
Principal payments of notes payable                       (12,500)      (160,000)       (37,500)
Proceeds from issuance of convertible notes payable            --        150,000        833,000
Net proceeds from issuance of common stock                748,000        160,000      4,424,728
                                                      ------------   ------------   ------------

Net cash provided by financing activities                 735,500        150,000      6,700,228
                                                      ------------   ------------   ------------

NET (DECREASE) INCREASE IN CASH                            348,131        (6,332)       349,750
CASH - beginning of period                                  1,619          6,332             --
                                                      ------------   ------------   ------------

CASH - end of period                                  $   349,750    $        --    $    349,750
                                                      ============   ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                6

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a development stage therapeutic device company focused on expanding the applications of our Hemopurifier (TM) platform technology, which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. In this regard, our core focus is the development of therapeutic devices that treat HIV/AIDS, Hepatitis-C, and pathogens targeted as potential biological warfare agents. In pre-clinical testing, we have published that our HIV-Hemopurifier removed 55% of HIV from human blood in three hours and in excess of 85% of HIV in twelve hours. Additionally, the HIV-Hemopurifier captured 90% of gp120, a toxic protein that depletes human immune cells, during a one-hour pre-clinical blood study. We have also published pre-clinical blood studies of our HCV-Hemopurifier, which documented the ability to capture 58% of the Hepatitis-C virus from infected blood in two hours.

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

The accompanying unaudited condensed consolidated financial statements of Aethlon Medical, Inc. (the "Company") have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2004, which includes audited financial statements and footnotes as of and for the years ended March 31, 2004 and 2003.

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

STOCK BASED COMPENSATION
------------------------

At June 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations.

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

                                                            2004         2003
                                                         ----------   ----------
Net loss:
    As reported                                          $(481,339)   $(418,192)
    Deduct: Total stock-based employee compensation
          expense determined under fair value based
          method for all awards                                 --      (13,000)
                                                         ----------   ----------
    Pro forma                                            $(481,339)   $(431,192)
                                                         ==========   ==========

Basic and diluted net loss per share:
    As reported                                          $   (0.04)   $   (0.06)
                                                         ==========   ==========
    Pro forma                                            $   (0.04)   $   (0.06)
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

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for the issuance of various equity instruments and convertible notes payable. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements:

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

         Statement of Financial Accounting Standards ("SFAS") 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is estimated using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period. The adoption of the accounting methodology of SFAS 123 is optional and we have elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as we adopted the cost recognition requirement under SFAS 123, are required to be presented.

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

    STOCK PURCHASE WARRANTS ISSUED WITH NOTES PAYABLE

         We granted warrants in connection with the issuance of certain notes payable. Under Accounting Principles Board Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS," the relative estimated fair value of such warrants represents a discount from the face amount of the notes payable.

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

    IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         SFAS 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provisions of this pronouncement relating to assets held for disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to sell or otherwise dispose of such asset, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements with respect to future disposal decisions, if any. Management believes that no impairment exists at June 30, 2004.

    INCOME TAXES

         Under SFAS 109, "ACCOUNTING FOR INCOME TAXES," deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the consolidated financial statements and their respective tax basis. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carryforwards. The Company records a valuation allowance for deferred tax assets when, based on management's best estimate of taxable income (if any) in the foreseeable future, it is more likely than not that some portion of the deferred tax assets may not be realized.

    OFF-BALANCE SHEET ARRANGEMENTS

         We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to the June 30, 2003 financial statement presentation to correspond to the June 30, 2004 format.

NOTE 3. CONVERTIBLE PROMISSORY NOTES

In May 2004, a $50,000 10% convertible note was converted at $0.44 per share for 113,636 shares by an accredited individual investor.

In June 2004, the Company repaid a $12,500 10% convertible note, including accrued interest to an accredited individual investor.

The Company is currently in default on approximately $612,500 of amounts owed under various notes payable and accrued liabilities and is currently seeking other financing arrangements to retire all past due notes.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

NOTE 4. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced a loss of approximately $17.1 million for the period from January 31, 1984 (Inception) through June 30, 2004. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Our current plan of operation is to fund our anticipated increased research and development activities and operations for the near future through the $673,000 private placement of common stock and the common stock purchase agreement with Fusion Capital Fund II, LLC in May 2004, whereby Fusion Capital has committed to purchase up to an additional $6,000,000 of our common stock over a 30-month period, commencing, at our election, after the Securities and Exchange Commission has declared effective a registration statement covering such shares, filed on July 7, 2004. At the date of this Form 10-QSB, such registration statement is not yet effective.

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

REGISTRATION RIGHTS AGREEMENTS
------------------------------

In June 2004, the Company completed a $673,000 private placement of common stock with accredited investors, including Fusion Capital Fund II, LLC, a Chicago-based investor. In connection with the private placement, the Company entered into a common stock purchase agreement with Fusion Capital, whereby Fusion Capital has committed to purchase up to an additional $6,000,000 of the Company's common stock over a 30-month period, commencing, at the Company's election, after the SEC has declared effective a registration statement covering such shares. The funds the Company has received in connection with this financing, together with any additional funds the Company may receive from Fusion Capital under the common stock purchase agreement, will be used to fund the Company's research and development activities and anticipated operations for the future.

The Company is obligated under various agreements to register its common stock, including the common stock underlying certain warrants and options. The Company is subject to penalties for failure to register such securities, the amount of which could be material to the Company's financial position, results of operations and cash flows. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission in December 2000 to register the necessary securities. However, such registration statement was never declared effective and subsequently abandoned. Management is currently unaware of any potential claims related to the lack of registration. However, as the underlying securities are no longer restricted under Rule 144 of the Securities Act of 1933, the Company no longer plans on filing a registration statement in connection with this transaction.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

NOTE 6. COMMON STOCK and WARRANT TRANSACTIONS

In April 2004, the Company issued 500,000 shares of restricted common stock to an accredited individual investor in connection with the exercise of warrants at $0.25 per share for cash totaling $125,000.

In April 2004, the Company issued 17,143 shares at $1.75 per share to an accredited individual investor for investor relations services in the amount of $30,000.

In April 2004, the Company issued 50,000 shares of restricted common stock at $0.44 per share to Fusion Capital Fund II, LLC, an accredited institutional investor, for a financing commitment to provide $6,000,000 under a registered private placement. In connection with the $6,000,000 financing the Company paid a fee to Fusion Capital in the amount of 418,604 shares to purchase common stock of the Company at $0.44 per share.

In May 2004, the Company issued 568,181 shares of restricted common stock to Fusion Capital at $0.44 per share for cash totaling $250,000. As the shares were issued in connection with an equity financing, no related expense was recorded in the condensed consolidated financial statements.

In May 2004, the Company issued 847,727 shares of restricted common stock to 14 accredited individual investors at $0.44 per share for cash totaling $373,000.

In May 2004, the Company issued 1,529,545 warrants to purchase common stock at $0.76 per share, which vested upon grant and are exercisable through May 2007, for the funds the Company received in connection with the Fusion Capital and accredited individual investor financing in May.

In May 2004, the Company issued 225,000 shares at $0.44 per share to legal counsel for legal services in the amount of approximately $99,000.

NOTE 7. SUBSEQUENT EVENTS

On July 7, 2004, the Company filed a registration statement with the SEC covering a $673,000 private placement of common stock with accredited investors, including Fusion Capital Fund II, LLC, a Chicago-based investor. In connection with the private placement, the Company entered into a common stock purchase agreement with Fusion Capital, whereby Fusion Capital has committed to purchase up to an additional $6,000,000 of the Company's common stock over a 30-month period, commencing, at the Company's election, after the SEC has declared effective such registration statement that also covers such shares. The funds the Company has received in connection with this financing, together with any additional funds the Company may receive from Fusion Capital under the common stock purchase agreement, will be used to fund the Company's research and development activities and anticipated operations for the future.

In July 2004, the Company repaid a $10,000 10% convertible note, including accrued interest, to an accredited individual investor.

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

THE COMPANY
-----------

Aethlon Medical is a development stage therapeutic device company that has not yet engaged in significant commercial activities. The primary focus of our resources is the advancement of our proprietary Hemopurifier(TM) platform treatment technology, which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. In this regard, our core focus is the development of therapeutic devices that treat HIV/AIDS, Hepatitis-C, and pathogens targeted as potential biological warfare agents. Our main focus during fiscal 2004 is to prepare our HIV-Hemopurifier to treat HIV/AIDS and pathogens targeted as potential biological warfare agents for animal clinical trials, and to initiate the pre-clinical human blood studies of our HCV-Hemopurifier for treating Hepatitis-C. See Item 1, Note 1 "NATURE OF BUSINESS".

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act and must file reports, proxy statements and other information with the SEC. The reports, information statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 450 Fifth Street, N.W. Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Commission also maintains a Web site (http://www.sec.gov) that contains reports, proxy, and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our headquarters are located at 3030 Bunker Hill Street, Suite 4000, San Diego, California 92109. Our telephone number is 858/459-7800. Our Web site is maintained at http://www.aethlonmedical.com.

Our common stock is traded on the OTCBB under the symbol "AEMD".

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

RESULTS OF OPERATIONS
---------------------

THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

OPERATING EXPENSES
------------------

Consolidated operating expenses were $458,371 for the three months ended June 30, 2004, versus $236,691 for the comparable period ended June 30, 2003. This increase of 289% in operating expenses is principally attributable to increased professional fees and payroll and related expenses due to increased legal and accounting expenses associated with increased financing and investor relations activities and increased administrative and laboratory staff.

NET LOSS
--------

We recorded a consolidated net loss of $481,339 and $418,192 for the quarters ended June 30, 2004 and 2003, respectively. The increase in net loss of 15.1% was primarily attributable to increased operating expenses.

Basic and diluted loss per common share were ($0.04) for the three month period ended June 30, 2004 compared to ($0.06) for the same period ended June 30, 2003. This reduction in loss per share was primarily attributable to the greater number of common shares outstanding during the three month period ended June 30, 2004, as compared to the three month period ended June 30, 2003, partially offset by the increased net loss for the three month period ended June 30, 2004, as compared to the three month period ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

To date, we have funded our capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. Our cash position at June 30, 2004 was $349,750 as compared to $1,619, at March 31, 2004, representing an increase of $348,131, due to funds received from the private sale of common stock for cash to Fusion Capital and other qualified individual investors.

During the three months ended June 30, 2004, operating activities used net cash of $385,317. We received $780,000 from the sale of common stock and repaid convertible notes totaling $12,500.

During the three month period ended June 30, 2004, net cash used in operating activities primarily consisted of net loss of $481,339. Net loss was offset principally by depreciation of $8,135 plus the fair market value of common stock of $129,000, less net changes in prepaid expenses of ($29,728) and less the combined accounts payable and amounts due to related parties of ($11,380).

An increase in working capital in the amount of $303,979 reduced our negative working capital position to ($3,477,898) at June 30, 2004 as compared to a negative working capital of ($3,929,637) at March 31, 2004.

Our current deficit in working capital required us to obtain funds in the short-term to be able to continue in business, and in the longer term to fund research and development on products not yet ready for market. We are seeking to fund these and other operating needs in the next 12 months from funds to be obtained through an additional acquisition of $6,000,000 of our common stock that Fusion Capital Fund II, LLC has committed to purchase over a 30-month period, commencing, at our election, after the Securities and Exchange Commission has declared effective a registration statement, filed on July 7, 2004, covering such shares, or from the proceeds of additional private placements or public offerings of debt or equity securities, or both.

We expect to raise additional capital within the next three months from the registration of $6,000,000 of our common stock that Fusion Capital has committed to purchase up to that amount over a 30-month period, commencing, at our election, after the Securities and Exchange Commission has declared effective a registration statement, to fund research and development and other activities. Our operations to date have consumed substantial capital without generating revenues, and we will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of our Hemopurifier products, and to market any of those products that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Our future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

Management does not believe that inflation has had or is likely to have any material impact on the Company's limited operations.

At the date of this filing, we do not have plans to purchase significant amounts of equipment or hire significant numbers of employees prior to successfully raising additional capital.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the 34Act) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2004, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in internal controls.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

In April 2004, the Company issued 500,000 shares of restricted common stock to an accredited individual investor in connection with the exercise of warrants at $0.25 per share for cash totaling $125,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In April 2004, the Company issued 17,143 shares at $1.75 per share to an accredited individual investor for investor relations services in the amount of $30,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In April 2004, the Company issued 50,000 shares of restricted common stock at $0.44 per share to Fusion Capital Fund II, LLC, an accredited institutional investor, for a financing commitment to provide $6,000,000 under a registered private placement. In connection with the $6,000,000 financing the Company paid a fee to Fusion Capital in the amount of 418,604 shares to purchase common stock of the Company at $0.44 per share. This transaction was exempt from registration pursuant to Rule 506 promulgated under regulation D of the Securities Act of 1933.

In May 2004, the Company issued 568,181 shares of restricted common stock to Fusion Capital at $0.44 per share for cash totaling $250,000. As the shares were issued in connection with an equity financing, no related expense was recorded in the condensed consolidated financial statements. This transaction was exempt from registration pursuant to Rule 506 promulgated under regulation D of the Securities Act of 1933.

In May 2004, the Company issued 847,727 shares of restricted common stock to 14 accredited individual investors at $0.44 per share for cash totaling $373,000. This transaction was exempt from registration pursuant to Rule 506 promulgated under regulation D of the Securities Act of 1933.

In May 2004, the Company issued 1,529,545 warrants to purchase common stock at $0.76 per share, which vested upon grant and are exercisable through May 2007, for the funds the Company received in connection with the Fusion Capital and an accredited individual investor financing in May. This transaction was exempt from registration pursuant to Rule 506 promulgated under regulation D of the Securities Act of 1933.

In May 2004, the Company issued 225,000 shares at $0.44 per share to legal counsel for legal services in the amount of approximately $99,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In May 2004, a $50,000 10% convertible note was converted at $0.44 per share for 113,636 shares. This transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $612,500 have reached maturity and are past due. The Company is currently seeking other financing arrangements to retire all past due notes.

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

32.1 Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2 Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

         In accordance with Item 601(b)(32)(ii) of Regulation S-B and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-QSB and will not be deemed "filed" for purpose of
Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference

(b) Reports on Form 8-K filed during the quarter ended June 30, 2004.

On June 7, 2004, the Company filed a report on Form 8-K indicating that it has completed a $673,000 private placement of common stock with accredited investors, including Fusion Capital Fund II, LLC, a Chicago based institutional investor, and that it entered into a common stock purchase agreement with Fusion Capital, whereby Fusion Capital has committed to purchase up to $6,000,000 of Aethlon's common stock.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AETHLON MEDICAL, INC

Date: August 16, 2004

BY: /S/ JAMES A. JOYCE                  BY: /S/ EDWARD C. HALL
    ---------------------------             ---------------------------
      JAMES A. JOYCE                        EDWARD C. HALL
      CHAIRMAN, PRESIDENT AND               CHIEF FINANCIAL OFFICER
      CHIEF EXECUTIVE OFFICER

                              AETHLON MEDICAL, INC.