Form 10KSB/A
period 2004-03-31
AETHLON MEDICAL INC
filed 2004-09-10
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                           AMENDMENT NO. 1 TO FORM KSB


                                   (MARK ONE)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended March 31, 2004

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For transition period from ________ to __________

                         COMMISSION FILE NUMBER 0-21846


                              AETHLON MEDICAL, INC.
                              ---------------------
                 (Name of Small Business issuer in its charter)

             NEVADA                                           13-3632859
             ------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

3030 Bunker Hill Street, Suite 4000,
       San Diego, CALIFORNIA                                    92109
       ---------------------                                    -----
(Address of principal executive office)                       (Zip Code)


                    ISSUER'S TELEPHONE NUMBER (858) 459-7800

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

Revenues of the registrant for the fiscal year ended March 31, 2004 were $0.

The aggregate market value of the Common Stock held by non-affiliates was approximately $4,502,469 based upon the closing price of the Common Stock of $0.50, as reported by the NASDAQ Over-the-Counter Bulletin Board ("OTCBB") on August 30, 2004.

The number of shares of the Common Stock of the registrant outstanding as of August 20, 2004 was 13,453,550.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes [ ] No [X]

                                TABLE OF CONTENTS

Forward Looking Statements
                                                                            PAGE
                                     PART I.

Item 1.    Description of Business                                           2
Item 2.    Description of Property                                          10
Item 3.    Legal Proceedings                                                10
Item 4.    Submission of Matters to a Vote of Security Holders              10

                                    PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder
              Matters                                                       11
Item 6.    Management's Discussion and Analysis or Plan of Operations       16
Item 7.    Financial Statements                                             31
Item 8.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                      31

Item 8A.   Controls and Procedures                                          31

                                    PART III.

Item 9.    Directors and Executive Officers of the Registrant               32
Item 10.   Executive Compensation                                           37
Item 11.   Security Ownership of Certain Beneficial Owners and Management
              And Related Stockholder Matters                               39

Item 12.   Certain Relationships and Related Transactions                   40

Item 13.   Exhibits, Financial Statement Schedules and Reports on
              Form 8-K                                                      41
Item 14.  Principal Accountant Fees and Services                            43

Signatures                                                                  44
Certifications

FORWARD - LOOKING STATEMENTS

         All statements, other than statements of historical fact, included in this Form 10-KSB/A are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The safe harbor for forward looking statements provided by the Private Securities Litigation Reform Act of 1995 does not apply to us. We note, however, that such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Aethlon Medical, Inc. ("Aethlon Medical", "We" or the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB/A. Such potential risks and uncertainties include, without limitation, Food and Drug Administration ("FDA") and other regulatory approval of our products, patent protection on our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of our filings with the Securities and Exchange Commission. Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our Company and our business made elsewhere in this annual report as well as other public reports filed with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-KSB/A, and we assume no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

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

         Effective January 1, 2000, we entered into an agreement with Dr. Julian Ambrus, the son of Dr. Clara Ambrus who was the original founder of Hemex, Inc. Under this agreement, an invention and related patent rights for a method of removing HIV and other viruses from the blood were assigned to us. This invention further expands the established blood filtration patents already owned by us. In addition to certain royalty payments equal to 8.75% of net sales of the patented product, the consideration for the acquired rights included the additional issuance of shares of our common stock to the inventors upon the issuance of the patent. The term of the agreement expires on the expiration date of the patents or any patent applications filed in connection with the invention. There have been no sales of the patented product as of August 25, 2004. We initially issued 12,500 shares of restricted common stock to the inventors upon the execution of the agreement. On March 4, 2003, the related patent was issued and we issued 196,078 shares of restricted common stock to the inventors.

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

BUSINESS OF ISSUER

         We are a development stage therapeutic device company focused on expanding the applications of our Hemopurifier (TM) platform technology, which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. In this regard, our core focus is the development of therapeutic devices that treat HIV/AIDS, Hepatitis-C, and pathogens targeted as potential biological warfare agents. In pre-clinical testing, we have published that our HIV-Hemopurifier removed 55% of HIV from human blood in three hours and in excess of 85% of HIV in twelve hours. Additionally, the HIV-Hemopurifier captured 90% of gp120, a toxic protein that depletes human immune cells, during a one-hour pre-clinical blood study. We have also published pre-clinical blood studies of its HCV-Hemopurifier, which documented the ability to capture 58% of the Hepatitis-C virus from infected blood in two hours. Our potential customers may not accept our interpretation of results from our test sites until our customers repeat the tests and independently verify the tests. Since inception, our only source of revenue has been grants from certain agencies of the Federal Government, subcontract revenue and sale of research and development. No grant revenues have been received after 1999. Since then, from time to time, we have applied for, but have not been awarded, any such grants. Since our current focus is to develop, test and obtain approval of our products, we do not expect to obtain subcontract revenue, nor do we expect to sell our research and development expertise. Any future income derived from grant submissions is likely to be the primary source of revenues until such time that our Hemopurifier has been approved for sale in the marketplace.

THE HEMOPURIFIER(TM)

         The Hemopurifier(TM) is an expansive platform technology that converges the established scientific principles of affinity chromatography (method of selective capture of proteins, sugars, fats and organic compounds) and hemodialysis (artificial kidneys) as a means to augment the natural immune response of clearing infectious viruses and toxins from the blood before cells and organs can be infected. The therapeutic goal of each Hemopurifier(TM) application is to improve patient survival rates by reducing viral load and preserving the immune function. We feel that the Hemopurifier(TM) will enhance and prolong the benefit of current infectious disease drug therapies, and fill the void for patients who inevitably become resistant to drug therapies. The Hemopurifier(TM) is also being positioned to treat patients that might become infected by a biological agent with no established drug or vaccine treatment.

         Traditionally, hemodialysis has been used to remove urea and other small metabolic toxins that build up in the blood of patients with acute or chronic kidney failure. Acute renal failure is generally handled in the intensive care unit using continuous renal replacement therapy (CRRT) while chronic renal is treated using intermittent, thrice-weekly hemodialysis (IHD) in a stand-alone dialysis clinic.

         While there are several variations of technique, a catheter is most often the primary method utilized to gain access to the blood, which is then pumped through a hollow-fiber hemodialysis cartridge. Within the cartridge, toxic salts, urea and excess water pass through small pores in the walls of the hollow-fibers and are removed. Proteins and blood cells that are too large to pass through the membrane are retained. The purified blood is then returned back into circulation.

         There are two issues in kidney dialysis as it is practiced today that limit its application to a wide array of toxins and pathogens. Both issues are related to the separation membranes. First, hemodialysis cartridges non-selectively remove substances of a particular size from the blood. Thus in addition to removing toxins, the dialyzer may also remove important substances that the body would prefer to retain. Second, many important toxins are too large pass through the dialysis membrane and are therefore not removed even when it would be desirable.

         We have solved these problems by designing a Hemopurifier(TM) cartridge which has pores large enough to let the largest toxins pass through (i.e. particles as large as whole viruses), yet selective enough to remove only the targeted toxins. Materials such as antibodies, which bind only to their corresponding antigen, provide selectivity, while the use of a sealed cartridge allows the process to use large pore sizes that are normally incompatible with kidney dialysis.

         The binding antibodies or other selective agents are chemically bound to the surface of glass or plastic beads located on the outside of the hollow-fibers. This effectively prevents the active materials from entering the bloodstream. Viruses and toxins in the blood diffuse or are transported through the pores in the hollow-fibers and become trapped by the immobilized antibody.

         In this way, materials of very large sizes are allowed enter the cartridge while non-toxic materials of similar size readily leave and re-enter the bloodstream. Blood cells and platelets, which are too large to enter the membrane, remain in the hollow-fiber and are returned to the patient. Importantly, the Hemopurifier(TM) cartridge does not require the development of any new equipment. The cartridge fits directly onto the global infrastructure of dialysis machines already located in hospitals and clinics.

INFECTIOUS DISEASE

         The current treatment for viral illnesses include vaccines and antiviral drugs. Vaccines have been the most successful in curing viral diseases (e.g. polio and smallpox). Unfortunately, newly emerging pathogens (e.g. SARS), highly mutable RNA viruses (e.g. HIV and Hepatitis C virus) and exotic viruses that might be used in terrorist attacks often do not have vaccine treatments. Similarly, antiviral drugs are often useful in controlling viral infections. However, there do not seem to be any general, broad-spectrum antiviral agents similar to penicillin for bacteria and viruses capable of rapidly developing drug resistant mutations. In addition, it generally takes years and millions of dollars to develop vaccine and drug candidates that may or may not be approved by the FDA.

         Our Hemopurifier(TM) technology represents a new approach to treating viral diseases. The treatment is designed to work with current treatments to remove infectious virus, toxic viral proteins and injurious immunological mediators directly from the blood of the patient. By removing circulating virus and toxins from the blood, the Hemopurifier(TM) cartridge prevents virus from infecting unaffected tissues and cells, thereby allowing the body's natural defenses a chance to recover and reject the disease.

BIOLOGICAL WEAPONS

         On January 29, 2004, we announced that it we are developing treatments to combat infectious agents that may be used in biological warfare and terrorism. This expands our intent to treat infectious diseases beyond HIV/AIDS and Hepatitis-C. We are working to design Hemopurifiers(TM) that can be rapidly deployed by armed forces as wearable post-exposure treatments on the battlefield, as well as dialysis-based treatments for civilian populations. We are focusing our bio-defense strategy on treating "Category A" agents, which are considered by the Centers for Disease Control (CDC) to be the worst bioterror threats. These agents include the viruses that cause Smallpox, hemorrhagic fevers such as Ebola and Marburg, the Anthrax bacteria, and Botulinum toxin which is a gangrene toxin. Each treatment device will be based on the same proprietary Hemopurifier(TM) filtration technology that is utilized in advancing our HIV/AIDS, and Hepatitis-C treatments. We have not yet published any data related to the treatment of any "Category A" agent.

         Viral and bacterial illnesses have always been with us and have sometimes been used as weapons. In recent times, some nations have refined and weaponized several pathogens for use in warfare. Although there are specific differences between bioweapons grade organisms in the way they are transmitted or how they are designed to kill, nearly all result in sepsis.

         Sepsis is essentially a dysregulation of the immune system, often described as a septic shock. Microbial invasion sets off an immunological chain reaction mediated by proteins produced by cells and tissues. Overexpression of these protein immunological mediators "confuses" the immune system, ultimately resulting in major organ failure and death. Hemodialysis has been used for many years as a treatment in septic shock, which is generally acknowledged to be beneficial. Unfortunately, the technique is limited in the size of the toxins is can remove and inherently non-selective, making it less than completely effective.

         Our Hemopurifier(TM) is capable of selectively targeting specific immune mediators responsible for shock and returning the system to functional levels. At the same time, our Hemopurifier(TM) can remove viral and bacterial fragments or toxins that are too large to be removed by normal hemodialysis. Thus, our Hemopurifier(TM) adds the capability of removing the antigens that are responsible for generating immune mediator production in the first place, effectively removing the source of the problem.

         Perhaps just as important is the speed with which new treatment options can be developed. Each new bioweapon comes without a corresponding treatment. Typical biowarfare pathogens have been genetically engineered to contain genes that make them resistant to available drugs and vaccines. This presents a substantial problem since the development of new drugs or vaccines usually takes several years. However, our Hemopurifier(TM), when targeted to the new pathogen can often be constructed within a matter of a few months. All that is required is the existence of an antibody or binding protein that selectively adheres to the surface of the target pathogen or toxin. In this regard, our Hemopurifier(TM) is positioned as a rapid response countermeasure against untreatable pathogens that are released as biowarfare agents.

         On March 4, 2004, we announced that we have entered into a cooperative agreement with the National Center for Biodefense (NCBD) at George Mason University in Manassas, Virginia. The purpose of the agreement is to broaden scientific resources, and jointly pursue business and funding opportunities within the federal government. Under the terms of the agreement, each party will contribute to the preparation of proposals. One party will be designated as having the primary responsibility for the preparation of all technical and non-technical aspects of the proposal including but not limited to (i) marketing and promotional effort, (ii) proposal content, assembly and production, (iii) liaison with government customer personnel, and (iv) oral discussions and negotiations, if held. The party designated as the subcontractor shall contribute to the preparation of the proposal to the extent necessary to assure the inclusion of a thorough and accurate description of its responsibilities to the proposed project. We will each bear our own expenses for our own performance of proposal and related work under the cooperative agreement. There are proprietary data provisions which prohibit George Mason University and us from using certain information other than in the submission of proposals to government agencies or reports that must be submitted in connection with George Mason University's performance. The duration of the agreement last until earliest of the following events to occur:

         a) The failure or inability of either party to provide the support for the preparation of identified proposal opportunities.

         b)       Mutual consent of the parties to terminate the agreement.

         c) Lapse of 24 months from the effective date of this agreement without award of a contract to support one or more projects unless procurement is still open.

         d) The indictment, suspension, or debarment by the federal government of either party.

         e) A receiver, trustee in bankruptcy or other custodian of the property or assets of a party hereto is appointed, or if either party hereto commits an act of bankruptcy or is adjudicated bankrupt or insolvent.

         f) During the term of the agreement, it is determined that either party may be ineligible for award due to a conflict of interest.

MANUFACTURING

         We plan to manufacture a small number of cartridges sufficient to complete clinical trials in our current facilities. Ultimately we will outsource cartridge manufacturing to a GMP/ISO9001 compliant contract manufacturer. Hemopurifiers(TM) to treat pathogens that are bioweapons candidates will be sold directly to the U.S. military and the federal government. Sale of Hempurifiers to treat HIV and Hepatitis C will be directed through organizations with established distribution channels.

TREATMENT CLASSIFICATION

         Aethlon Medical's treatments for infectious diseases are classified as "IMMUNOTHERAPIES" that augment or mimic the immune system's response of clearing infectious virus, and as "ENTRY INHIBITORS" that curb the re-infection process by physically removing infectious viruses before healthy cells are infected.

         Immunotherapy - The "Immunotherapy" classification is a result of our ability to mimic the immune system's natural response of generating antibodies to fight foreign invaders such as viruses. Antibodies are specifically created by the immune system to attach themselves to the antigens (chemical compounds which cause antibodies to be produced e.g. proteins and other component parts of viruses), forming an antigen-antibody complex which neutralizes the invader. The neutralized antigens are then physically removed from the bloodstream by organs such as the liver.

         Our treatment technology uses a hemodialysis cartridge (e.g. artificial kidney or plasmapheresis cartridge) modified to contain immobilized antibodies targeted against specific viruses. Plasmapheresis cartridges are utilized to separate blood plasma from blood cells in treating various diseases. Viruses in the blood are captured inside the cartridge through the formation of an antigen-antibody complex, physically removing the virus from circulation. As a result, the physical elimination of infectious virus occurs without the side-effects common in drug therapy.

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

         Heavy Metal Treatments

         Historically, the original Hemopurifier(TM) treatment applications were developed to treat individuals burdened with heavy metal intoxicants. Products developed in this category include treatments for iron overload, aluminum intoxication, lead poisoning, and cisplatin removal. Cisplatin is a platinum compound used to treat cancers but can be toxic in large amounts. The plan to commercialize the iron and aluminum applications of the Hemopurifier(TM) were discontinued when our research and development activities were realigned. In fiscal year 2001, we realigned our research and development activities from developing Hemopurifiers(TM) to treat harmful metals to developing Hemopurifiers(TM) for the treatment of HIV/AIDS and Hepatitis-C. Additionally, our management changed as the board of directors appointed Mr. Joyce to replace Mr. Barry as the President and CEO in June of 2001. We are not currently pursuing the commercialization of these products as we are focused on developing infectious disease related Hemopurifiers(TM).

RESEARCH AND DEVELOPMENT

         In fiscal year 2001, we realigned our research and development activities from developing Hemopurifiers(TM) to treat harmful metals to developing Hemopurifiers(TM) for the treatment of HIV/AIDS and Hepatitis-C. As a result of this strategic realignment, we initiated the consolidation of all scientific and administrative functions into our San Diego facilities during the fourth quarter of fiscal 2001. This consolidation was completed during the first quarter of fiscal 2002 and our facilities in Buffalo, N.Y. were closed. In 2004, we expanded our research effort to include the development of Hemopurifiers(TM) as countermeasures against biological weapons.

         The cost of research and development, all of which has been charged to operations, amounted to approximately $400,000 over the last two fiscal years.

PATENTS

         Effective January 1, 2000, we entered into an agreement with a related party under which an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemopurifier(TM) were assigned to us by the inventors in exchange for a royalty to be paid on future sales of the patented product or process and shares of our common stock. On March 4, 2003, the related patent was issued and we issued 196,078 shares of restricted common stock. We have applied for and obtained several patents relating to our HIV-Hemopurifier(TM) and related technology. Any resulting medical device or process will require approval by the FDA, and we have not yet begun efforts to obtain FDA approval on any infectious disease related Hemopurifier(TM). Since many of our patents were issued in the 1980's, they may expire before FDA approval, if any, is obtained. However, we believe that certain patent applications filed and/or other patents issued more recently will help to protect the proprietary nature of the Hemopurifier(TM) treatment technology. The Hemopurifier(TM) is protected by seven issued patents in the United States, Europe and Japan. Three additional patent applications deal with treatments for virus infection and manufacturing methods. The following is a list of patents and patent applications we currently hold. Patent Issuance #7 below, and application #9 are exclusively licensed to us.

         ISSUED PATENTS:

         1. Ambrus CA and Horvath C (1986) Removing heavy metal ions from blood. USA No. 4,612,122 (Issued September 16, 1986).

         2. Ambrus CA and Horvath C (1986) Removing heavy metal ions from blood. Europe No. 0,073,888 (Issued April 23, 1986).

         3. Ambrus CA and Horvath C (1986) Removing heavy metal ions from blood. Japan No: 110,047/82 (Issued June 7, 1994).

         4. Ambrus CA and Horvath C (1987) Blood purification. US Patent No. 4,714,556 (Issued December 22, 1987)

         5. Ambrus CA and Horvath C (1988) Blood purification. US Patent No. 4,787,974 (Issued November 29, 1988)

         6. Ambrus CA and Stadler A (2000) Process for immobilizing a chelator on silica device containing immobilized chelator and use thereof. US Patent 6,071,412 (June 6, 2000).

         7. Ambrus JL and Scammurra D (2003) Method for removing HIV and other viruses from blood. US Patent 6,528,057 (issued March 4,
                  2003);

         PATENT APPLICATIONS:

         8. Ambrus CA and Stadler A (2000) Process for immobilizing a chelator on silica device containing immobilized chelator and use thereof. International Application PCT/US99/17125

         9. Ambrus JL and Scamurra D (2003) Method for removing HIV and other viruses from blood. International Application PCT/US99/19448 (filed August 30, 1999)

         10. Tullis, R.H. (2003) Lectin affinity hemodialysis method for removal of HIV other viruses from blood. US Patent Application, filed January 3, 2003.

The issued patents cover a range of applications of the Hemopurifier(TM) and variations thereof. The initial applications (Ambrus and Horvath, 1986 and related issues) refer to methods and constructions for removing heavy metals from blood. The U.S. patent will expire on September 16, 2006. The Japanese patent will expire on June 7, 2011. The European patent expired on April 23rd of 2003.

Ambrus and Horvath (1987 and 1988) refer to methods and constructions for using modified hollow-fiber dialysis devices for removing antigenically reactive substances from blood (e.g. antibodies, antigens, toxins and pathogens such as bacteria or viruses). These patents will expire on March 13, 2005 and October 22, 2007, respectively.

Ambrus and Stadler (2000) refers to improved methods for attaching chelators to glass beads (silica) in order to more efficiently remove heavy metals (e.g. iron, lead and aluminum). This patent will expire on July 27, 2018. Ambrus and Scammura (2003) is a patent that speaks to the removal of viruses and viral fragments from the blood of infected patients using a modified hollow-fiber dialysis device. This patent will expire in March 5, 2019. The European application is ongoing.

         Tullis R.H. (2003) is a patent application that covers the use of lectins as an improved means of removing HIV and other viruses from blood. This patent is not yet issued.

INDUSTRY

         The industry for treating infectious disease is extremely competitive, and companies developing new treatment procedures are faced with severe regulatory challenges. In this regard, only a small percentage of companies that are developing new treatments will actually obtain approval from the FDA to market their treatments in the United States. Currently, the market for treating HIV/AIDS and Hepatitis-C (HCV) is comprised of drugs designed to reduce viral load by inhibiting viral replication or by inhibiting viruses from infecting healthy cells. Unfortunately, these drugs are toxic, they are expensive to develop, and inevitably, infected patients will develop viral strains that become resistant to drug treatment. As a result, patients are left without treatment options.

COMPETITION

         We are advancing our Hemopurifier(TM) technology as a treatment to enhance and prolong current drug therapies by removing the viral strains that cause drug resistance. The Hemopurifier(TM) is also designed to prolong life for infected patients who have become drug resistant and have no other treatment options. Therefore, we do not believe that the Hemopurifier(TM) competes with the current drug therapy treatment standard. However, if the industry considered the Hemopurifier(TM) to be a potential replacement for drug therapy, then the marketplace for the Hemopurifier would be extremely competitive. We are also pursuing the development of Hemopurifiers(TM) to be utilized as treatment countermeasures against biological weapons. In this regard, we are targeting the treatment of pathogens in which current treatments are either limited or do not exist. We believe that we are the sole developer of viral filtration systems (Hemopurifiers(TM)) to treat HIV-AIDS, Hepatitis-C, and Biological weapons.

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

         A product's safety and effectiveness in one test is not necessarily indicative of its safety and effectiveness in another test. Moreover, we may not discover all potential problems with a product even after completing testing on it. Some of our products and technologies have undergone only pre-clinical testing. As a result, we do not know whether they are safe or effective for humans. Also, regulatory authorities may decide, contrary to our findings that a product is unsafe or not as effective in actual use as its test results indicated. This could prevent the product's widespread use, require its withdrawal from the market or expose us to liability.

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

         We have completed preclinical studies that demonstrate the removal of HIV and Hepatitis C virus from infected human blood. We are now in the process of developing our manufacturing protocols and seeking to obtain regulatory approval from the FDA to initiate clinical trials. The following outline references an anticipated clinical path required to obtain market clearance from the FDA so that we can begin sales of the Hemopurifier(TM) within the United States.

For HIV and Hepatitis C Virus treatment

o        Animal Safety Trials - complete July 1, 2005

o        IDE Submission and FDA Approval for Human Safety Trial - November 1,
         2005

o        Human Safety Trial - 90-120 days - complete February 1, 2006

o        FDA Market Clearance - complete July 1, 2006

For Biodefense applications

o        Animal Trials - complete April 1, 2005

o IDE Submission and FDA Approval for Human Safety Trial - July, 2005 oHuman Safety Trial - 90-120 days - complete November 1, 2005

o        FDA Market Clearance - complete April 15, 2006

We have estimated the direct costs for performing the proposed submissions and clinical tests on the timetable given at $5,001,465 through the end of 2005.

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

SUBSIDIARIES

         We have four dormant wholly-owned subsidiaries, Aethlon, Inc., Cell Activation, Inc., Syngen Research, Inc., and Hemex, Inc.

EMPLOYEES

         At March 31, 2004, we had two full-time employees, comprised of our Chief Executive Officer and our Chief Science Officer. Subsequently, as of September 7, 2004, we have added additional full-time employees comprised of our Director of Administrative Services, a research scientist, a research associate and our senior bioengineer and a molecular biologist. We utilize, whenever appropriate, contract and part time professionals in order to conserve cash and resources. We believe that our employee relations are good. None of our employees is represented by a collective bargaining unit.

WHERE YOU CAN FIND MORE INFORMATION

         We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports files or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth St NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding other companies, like us, that file materials with the SEC electronically. Our headquarters are located at 3030 Bunker Hill Street, Suite 4000, San Diego, CA 92109. Our phone number at that address is (858) 459-7800. Our website is www.aethlonmedical.com.

ITEM 2. DESCRIPTION OF PROPERTY

         We currently rent approximately 3,200 square feet of executive office space and laboratory space at 3030 Bunker Hill Street, Suite 4000, San Diego, California 92109 at the rate of $7,520 per month on a lease that expires on July 12, 2006.

ITEM 3. LEGAL PROCEEDINGS

         We may be involved from time to time in various claims, lawsuits, disputes with third parties or breach of contract actions incidental to the normal course of business operations. We are currently not involved in any such litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         LIMITED PUBLIC MARKET FOR SHARES OF COMMON STOCK

         Our Common Stock is quoted on the OTCBB. Our trading symbol is "AEMD." Our Common Stock has had a limited and sporadic trading history.

The following table sets forth for the calendar period indicated the quarterly high and low bid prices for our Common Stock as reported by the OTCBB. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

                                                  HIGH             LOW
                                                  ----             ---
   2004
2nd Quarter                                      $   1.70         $   0.54
1st Quarter                                      $   4.25         $   0.37

   2003
4th Quarter                                      $   0.55         $   0.36
3rd Quarter                                      $   1.01         $   0.25
2nd Quarter                                      $   0.60         $   0.20
1st Quarter                                      $   0.56         $   0.15

   2002
4th Quarter                                      $   0.85         $   0.15
3rd Quarter                                      $   1.05         $   0.65
2nd Quarter                                      $   1.95         $   0.55
1st Quarter                                      $   2.30         $   1.15

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

         There are approximately 800 record holders of our Common Stock at August 20, 2004. The number of registered shareholders includes any beneficial owners of common shares held in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES

         We have sold or issued the following securities not registered under the Securities Act in reliance upon the exemption from registration pursuant to
Section 4(2) of the Securities Act or Regulation D of the Securities Act during the three year period ending on the date of filing of this registration statement. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

CONVERTIBLE DEBT

         In April 2003, we issued a 9% convertible note in the amount of $150,000 issued to Ms. Jill Brodersen, an accredited investor. The note was convertible at $0.25 until June 30, 2003, at which time the conversion feature expired. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In March 2004, we issued a 10% convertible note to RP Capital, LLC, an accredited investor, in the amount of $50,000 for cash. The note was due on April 30, 2004 and was converted at $0.44 per share in May 2004. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

COMMON STOCK AND WARRANTS

         In April 2003, we issued 600,000 shares of restricted common stock at a price of $0.25 per share for cash totaling $150,000 to Mr. Rod Tompkins, an accredited individual investor. In connection with the issuance of these shares, we granted Mr. Tompkins 600,000 warrants to purchase our common stock at $0.25 per share. The warrants vested immediately and expire in April 2005. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In May 2003, we issued 40,000 shares of restricted common stock at a price of $0.25 per share for cash totaling $10,000 to entities controlled by Mr. Calvin Leung, et al, an accredited individual investor. Mr. Leung is a director of Aethlon Medical, Inc. In connection with the issuance of these shares, we granted the entities 40,000 warrants to purchase common stock of the Company at $0.25 per share. The warrants vested immediately and expire in May 2004. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In May 2003, we issued 10,000 shares of restricted common stock at a price of $0.25 per share for services valued at $2,500 to Comprehensive Communications, an accredited corporate investor. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In July 2003, we issued 380,000 shares of restricted common stock at prices between $0.25-$0.30 per share for cash totaling $100,000. 100,000 shares of restricted common stock were issued to Mr. John D. Garber, an accredited individual investor, for $30,000 and 280,000 shares of restricted common stock were issued to entities controlled by Calvin Leung, et al, an accredited individual investor, for $70,000. Mr. Leung is a director of Aethlon Medical, Inc. In connection with the issuance of these shares, we granted these stockholders a total of 380,000 warrants to purchase our common stock at amounts and prices equal to their shares and purchase prices herein. The warrants vested immediately and expire in July 2004. These transactions were exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In September 2003, we issued 160,000 shares of restricted common stock at a price of $0.25 per share for cash totaling $40,000 to Mr. Rod Tompkins, an accredited investor. In connection with the issuance of these shares, we granted Mr. Tompkins 160,000 warrants to purchase our common stock at a price of $0.25 per share. The warrants vested immediately and expire in September 2004. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In September 2003, we issued 60,000 shares of restricted common stock for cash totaling $15,000 to entities controlled by Mr. Calvin Leung, an accredited individual investor, in connection with the exercise of 60,000 warrants to purchase our common stock at $0.25 per share. Mr. Leung is a director of Aethlon Medical, Inc. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In October 2003, we issued 80,000 shares of restricted common stock for cash totaling $20,000 to Mr. Rod Tompkins, an accredited investor, in connection with the exercise of 80,000 warrants to purchase our common stock at $0.25 per share. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In November 2003, we issued 100,000 shares of restricted common stock at a price of $0.25 per share for cash totaling $25,000. 60,000 shares of restricted common stock were sold to Mr. Phillip Ward, an accredited individual investor, and 40,000 were sold to entities controlled by Mr. Calvin Leung, an accredited individual investor. Mr. Leung is a director of Aethlon Medical, Inc. In connection with the issuance of these shares, we granted the stockholders 100,000 warrants to purchase our common stock at a price of $0.25 per share. The warrants vested immediately and expire in November 2004. These transactions were exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In November 2003, we issued 11,017 shares of restricted common stock at a price of $0.50 per share to Mr. Paul Hastings, an accredited individual investor in connection with the conversion of $5,000 of notes payable plus accrued interest. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In November 2003, we issued 100,000 shares of restricted common stock for cash totaling $25,000, in connection with the exercise of 100,000 warrants to purchase our common stock at $0.25 per share. Mr. John D. Garber, an accredited individual investor, exercised 60,000 of the warrants and an entity controlled by Mr. Calvin Leung, an accredited individual investor, exercised 40,000 warrants. Mr. Leung is a director of Aethlon Medical, Inc. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In November 2003, we issued 40,000 shares of restricted common stock for cash totaling $10,000, to entities controlled by Mr. Calvin Leung, an accredited individual investor, in connection with the exercise of 40,000 warrants to purchase our common stock at $0.25 per share. Mr. Leung is a director of Aethlon Medical, Inc. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In December 2003, we issued 20,000 shares of restricted common stock at a price of $0.25 per share for cash totaling $5,000 to two accredited investors. In connection with the issuance of these shares, we granted the stockholders 20,000 warrants to purchase our common stock at a price of $0.25 per share. The warrants vested immediately and expire in December 2004. These transactions were exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In December 2003, we issued 461,667 shares of restricted common stock at a price of $0.25 per share and 461,667 warrants to purchase common stock at an exercise price of $0.25 per share, to Provident Life Sciences Sector Fund, LP, an institutional investor, in connection with the conversion of $100,000 of convertible notes payable plus accrued interest. The warrants vested immediately and are exercisable through December 2004. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In December 2003, we issued 120,000 shares of restricted common stock for cash totaling $30,000, in connection with the exercise of 120,000 warrants to purchase our common stock at $0.25 per share. Mr. John D. Garber, an accredited individual investor, exercised 40,000 of the warrants and Mr. Rod Tompkins, an accredited individual investor, exercised 80,000 of the warrants. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In January 2004, we issued 26,000 shares of restricted common stock at a price of $0.25 per share for cash totaling $6,500 three entities controlled by Mr. Calvin Leung, an accredited investor. Mr. Leung is a director of Aethlon Medical, Inc. In connection with the issuance of these shares, we granted the entities 6,500 warrants to purchase our common stock at a price of $0.25 per share. The warrants vested immediately and expire in January 2005. These transactions were exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In January 2004, we issued 161,334 shares of restricted common stock at a price of $0.25 per share and 161,334 warrants to purchase common stock at an exercise price of $0.25 per share, in connection with the conversion of $35,000 of notes payable plus accrued interest to Mr. Rob Edward, who held $30,000 in notes and Ms. Linda Price, who held $5,000 in notes, both accredited individual investors. The warrants vested immediately and are exercisable through January 2005. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In January 2004, we issued 62,000 shares of restricted common stock at a price of $0.40 per share for services in the amount of approximately $25,000. 50,000 shares of restricted common stock were issued to executives of Innovative Health Solutions who provided consulting on biodefense marketing and 12,000 shares of restricted common stock were issued to Ms. Deborah Porter, a consultant who provided consulting on technical solutions. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In February 2004, we issued 100,000 shares of restricted common stock for cash totaling $25,000, in connection with the exercise of 100,000 warrants to purchase our common stock at $0.25 per share. Mr. Rod Tompkins, an accredited individual investor, exercised 60,000 of the warrants and an entity controlled by Mr. Calvin Leung, an accredited investor, exercised 40,000 of the warrants. Mr. Leung is a director of Aethlon Medical, Inc. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In February 2004, we issued 139,063 shares of restricted common stock at a price of $0.25 per share and 139,063 warrants to purchase common stock at an exercise price of $0.25 per share, in connection with the conversion of $25,000 of notes payable plus accrued interest to Mr. Robb Newman, an accredited individual investor. The warrants vested immediately and are exercisable through February 2005. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In February 2004, we issued 190,185 shares of restricted common stock at a prices between $0.50 - $0.54 per share for services in the amount of approximately $105,000. 185,185 shares were issued to executives of The Research Works, Inc, who provided research report and investor relations consulting and 5,000 shares were issued to Ms. Cherry Kau, a consultant, for investor relations conference services. This transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

         In March 2004, we issued 125,000 shares of restricted common stock at prices between $0.30 - $1.125 per share to Mr. Phillip Ward 80,000 shares at $0.30, Mr. Lance Hall 40,000 shares at $0.525, Mr. Jonathan LeBaron 5,000 shares at $1.125, all accredited individual investors for cash totaling $50,625. In connection with the issuance of these shares, we granted the stockholders 125,000 warrants, equal in amount and price to their shares, to purchase our common stock at prices between $0.30 - $1.125 per share. The warrants vested immediately and expire in March 2005. These transactions were exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In March 2004, we issued 80,000 shares of restricted common stock for cash totaling $20,000, in connection with the exercise of 80,000 warrants to purchase our common stock at $0.25 per share to Mr. Rod Tompkins, an accredited investor. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In March 2004, we issued 854,574 shares of restricted common stock at prices between $0.35-$0.65 per share in connection with the conversion of $242,500 of notes payable plus accrued interest. 813,790 of the shares of restricted common stock were issued to LH Financial (Esquire Trade and Finance), an accredited institutional investor, in conjunction with the conversion of $225,000 in principal amount of notes, plus accrued interest, at $0.35 per share, in accordance with their convertible note agreement. 27,059 shares of restricted common stock were issued to Mr. Robert B. Martin for conversion of $12,500 of convertible notes, plus accrued interest at $0.65 per share and 13,725 shares of restricted shares of common stock were issued at $0.42 per share to Ms. Pamella Fine for conversion of $5,000 of convertible notes, plus accrued interest. We issued 40,784 warrants to purchase our common stock at exercise prices ranging from $0.42 (13,725 to Ms. Fine) to $0.65 (27,059 to Mr. Martin) per share. These warrants vested immediately and are exercisable through March 2005. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In March 2004, we issued 73,529 shares of restricted common stock at a price of $0.34 per share for legal services in the amount of approximately $25,000 to Richardson & Patel, LLP, our corporate counsel. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

EQUITY COMPENSATION PLANS

         SUMMARY EQUITY COMPENSATION PLAN DATA

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
                                                                                   (a))(3)

Equity compensation
plans approved by
security holders                 47,500                    $2.75                          452,500

Equity compensation
plans not approved by
security holders (1)          5,121,809                     2.29                              N/A
                             -----------                   ------                         --------
            Totals            5,169,309                     2.32                          452,500


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

         STAND-ALONE GRANTS

         From time to time our board of directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

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

         PLAN OF OPERATION

         We are a development stage therapeutic device company that has not yet engaged in significant commercial activities. The primary focus of our resources is the advancement of our proprietary Hemopurifier(TM) platform treatment technology, which is designed to rapidly reduce the presence of infectious viruses and toxins in human blood. Our main focus during fiscal 2004 was to prepare our HIV-Hemopurifier(TM) to treat HIV/AIDS, and our HCV-Hemopurifier(TM) to treat Hepatitis-C for human clinical trials. We are also working to advance pathogen filtration devices to treat infectious agents that may be used in biological warfare and terrorism. See Item 1, " BUSINESS".

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

         We expect to add approximately seven additional employees in the next twelve months, associated with our expanded research and development effort that will include expanding our goal beyond treating infectious diseases HIV/AID and Hepatitis-C and new applications to combat infectious agents that may be used in biological warfare and terrorism. This will involve designing Hemopurifier(TM) products that can be rapidly deployed by armed forces as wearable post-exposure treatments on the battlefield, as well as dialysis-based treatments for civilian populations. This will entail developing the new treatment device based on the same proprietary Hemopurifier(TM) filtration technology that is utilized in advancing our HIV/AIDS, and Hepatitis-C treatments. An important part of this will include our cooperative agreement with the National Center for Biodefense at George Mason to jointly pursue business and funding opportunities within the federal government.

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

         We recorded a consolidated net loss of $(1,518,798) or ($0.19) per share and $(2,361,116) or ($0.43) per share for the fiscal years ended March 31, 2004 and 2003, respectively.

         Our consolidated operating expenses for fiscal 2004 were $995,549 versus $1,871,385 for fiscal 2003. This decrease in operating expenses of $875,836 or 46.8% is largely attributable to a reduction in our professional fees by $321,162, or 48.6%, principally due to lower investor relations fees, lower patent royalty fees, and lower legal, accounting, technical and other professional services; lower payroll by $132,231, or 24%, principally due to fewer full time executive and administrative personnel and lower general and administrative expenses in the amount of $88,245, or 27% due to lower insurance and warrant costs all totaling $641,532, and the absence of the patent impairment charge of $234,304 incurred in fiscal 2003. Our capital equipment expenditures were insignificant in fiscal 2003 and 2002.

         In fiscal year 2003, we incurred non-cash expenses in the amount of $234,304 related to the impairment of the carrying value of patents pending. We capitalize the cost of patents and patents pending, some of which were acquired, and amortize such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. We write off unamortized cost of patents and patents pending when we determine there is no future benefit.

         In fiscal year 2003, we also incurred non-cash expenses in the amount of $114,000 related to options granted to a consultant. These expenses represented a significant portion of the professional fees that we incurred during fiscal 2003.

         Our current plan of operation is to fund our anticipated increased research and development activities and operations for the near future through the $673,000 private placement of common stock and the common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital") in May 2004, whereby Fusion Capital has committed to buy up to an additional $6,000,000 of our common stock over a 30-month period, commencing, at our election, after the Securities and Exchange Commission has declared effective a registration statement covering such shares. However, no assurance can be given that we will receive any additional funds under our agreement with Fusion Capital. Based on our projections of additional employees for operations and to complete research, development and testing associated with our Hemopurifier(TM) products, we anticipate that these funds will satisfy our cash requirements, including this anticipated increase in operations, in excess of the next twelve months. However, due to market conditions, and to assure availability of funding for operations in the long term, we may arrange for additional funding, subject to acceptable terms, during the next twelve months.

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

RISKS RELATING TO OUR BUSINESS

WE HAVE ACCUMULATED LOSSES SINCE OUR INCEPTION, AND CURRENTLY HAVE NO PRODUCTS OR SERVICES ON THE MARKET THAT ARE CURRENTLY GENERATING REVENUES.

         Our inability to generate revenues and profits from products we have recently introduced onto the market could cause us to go out of business and for you to lose your entire investment. We have not had any revenues for the past three years. To date, we have engaged primarily in research, development and clinical testing. Since our inception, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. We have incurred a cumulative net loss in the amount of $17,045,313 from our inception through March 31, 2004. We have no products or services on the market that are currently generating revenues. Our failure to generate meaningful revenues and ultimately profits from potential products and applications of our technology could force us to reduce or suspend our operations and ultimately go out of business. Developing our product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.

WE HAVE RECEIVED AN OPINION FROM OUR AUDITORS REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN

         Our independent auditors noted in their report accompanying our financial statements for our fiscal year ended March 31, 2004 that we had net losses since our inception, had a working capital deficit and that a significant amount of additional capital will be necessary to advance the development of our products to the point at which we may become commercially viable and stated that those conditions raised substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements addressed management's plans to address these matters. We cannot assure you that our business plans will be successful in addressing these issues. This opinion about our ability to continue as a going concern could affect our ability to obtain additional financing at favorable terms, if at all, as such an opinion may cause investors to lose faith in our long term prospects. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

WE MAY FAIL TO OBTAIN GOVERNMENT CONTRACTS TO DEVELOP OUR HEMOPURIFIER(TM) TECHNOLOGY FOR BIODEFENSE APPLICATIONS.

         The U.S. Government has undertaken commitments to help secure improved countermeasures against bioterrorism. We have submitted two Small Business Innovative Research grant proposals, one in 2002 and the other in April 2004, with the National Institutes of Health that relate to the use of our Hemopurifier(TM) as a countermeasure treatment against certain biological weapons and anticipate submitting further proposals on U.S. Government contracts. We have not had any material discussions with the National Institutes of Health. The Hemopurifier(TM) has not been approved for use by any government agency, nor have we received any contracts to purchase the Hemopurifier(TM). Since inception, we have not generated revenues from the sale of any product based on our Hemopurifier(TM) technology platform. The process of obtaining government contracts is lengthy and uncertain and we must compete for each contract. Accordingly, we cannot be certain that we will be awarded any future government contracts utilizing our Hemopurifier(TM) platform technology. If the U.S. Government makes significant future contract awards to our competitors our business will be harmed.

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

         Our competitors are developing vaccine candidates, which could compete with the Hemopurifier(TM) product candidates we are developing. our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases that we target that:

         o        are more effective;

         o have fewer or less severe adverse side effects; are better tolerated;

         o are more adaptable to various modes of dosing; are easier to administer;

         o or are less expensive than the products or product candidates we are developing.

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

OUR HEMOPURIFER(TM) TECHNOLOGY MAY BECOME OBSOLETE.

         Our Hemopurifier(TM) products may be made unmarketable by new scientific or technological developments where new treatment modalities are introduced that are more efficacious or more economical than our Hemopurifier(TM) products. The Homeland Security industry is growing rapidly with many competitors trying to develop products or vaccines to protect against infectious disease. Any one of our competitors could develop a more effective product which would render our technology obsolete.

OUR USE OF HAZARDOUS MATERIALS, CHEMICALS AND VIRUSES REQUIRE US TO COMPLY WITH REGULATORY REQUIREMENTS AND EXPOSES US TO POTENTIAL LIABILITIES.

         Our research and development involves the controlled use of hazardous materials, chemicals and viruses. The primary hazardous materials include chemicals needed to construct the Hemopurifier(TM) cartridges and HIV and Hepatitis C infected plasma samples used in preclinical test of the Hemopurifier(TM). All other chemicals are fully inventoried and reported to the appropriate authorities, such as the fire department, who inspect the facility on a regular basis. We are subject to federal, state, local and foreign laws governing the use, manufacture, storage, handling and disposal of such materials. Although we believe that our safety procedures for the use, manufacture, storage, handling and disposal of such materials comply with the standards prescribed by federal, state, local and foreign regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We have had no incidents or problems involving hazardous chemicals or biological samples. In the event of such an accident, we could be held liable for significant damages or fines. We currently do not carry insurance to protect us from these damages. In addition, we may be required to incur significant costs to comply with regulatory requirements in the future.

WE ARE DEPENDENT FOR OUR SUCCESS ON A FEW KEY EXECUTIVE OFFICERS.

         Our success depends to a critical extent on the continued services of our Chief Executive Officer, James A. Joyce, our Chief Financial Officer, Edward
C. Hall and our Chief Science Officer, Richard H. Tullis. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The loss of Dr. Tullis was harm the clinical development of our products due to his unique experience with the Hemopurifier technology. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although Mr. Joyce and Mr. Tullis have signed employment agreements providing for their continued service to the company, these agreements will not preclude them from leaving the company. Mr. Hall is a part-time employee and his employment is severable by either party upon 30-days notice. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers.

OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND COULD ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT.

         We currently have an extremely small staff comprised of seven full time employees consisting of our Chief Executive Officer, our Chief Science Officer, our Director of Administrative Services, a research scientist, a research associate, a senior bioengineer and a molecular biologist as well as other personnel employed on a contract basis. Although we believe that these employees, together with the consultants currently engaged by our company, will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

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

         Our pathogen filtration devices, or Hemopurifier(TM) products, are subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. The determination of when and whether a product is ready for large scale purchase and potential use will be made by the government through consultation with a number of governmental agencies, including the FDA, the National Institutes of Health, the Centers for Disease Control and Prevention and the Department of Homeland Security. Our product candidates are in the pre-clinical and clinical stages of development and have not received required regulatory approval from the FDA to be commercially marketed and sold. The process of obtaining and complying with FDA and other governmental regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Despite the time and expense exerted, regulatory approval is never guaranteed. We also are subject to the following risks and obligations, among others.

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

         Our previously planned products have not become marketable products due in part to our transition in 2001 from a focus on utilizing our Hemopurifier(TM) technology on treating harmful metals to treating infectious diseases prior to our having completed the FDA approval process. Our transition was made in order to focus on larger markets and too take advantage of the sense of greater sense of urgency surrounding infectious diseases. Our pending products face similar challenges of obtaining successful clinical trials in route to gaining FDA approval prior to commercialization.

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

POLITICAL OR SOCIAL FACTORS MAY DELAY OR IMPAIR OUR ABILITY TO MARKET OUR PRODUCTS.

         Products developed to treat diseases caused by or to combat the threat of bioterrorism will be subject to changing political and social environments. The political and social responses to bioterrorism have been highly charged and unpredictable. Political or social pressures may delay or cause resistance to bringing our products to market or limit pricing of our products, which would harm our business. Bioterrorism has become the focus of political debates especially with the upcoming presidential elections, both in terms of how to approach bioterrorism and the amount funding the government should provide for any programs involving homeland protection. Government funding for products on bioterrorism could be reduce which would hinder our ability to obtain governmental grants.

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

         The Hemopurifier(TM) is protected by seven issued patents, in the United States, Europe and Japan, six of which we own and one which we own the exclusive license. Three additional patent applications deal with treatments for virus infection and manufacturing methods, two of which we own and one which we own the exclusive license.

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

THE PATENTS WE OWN COMPRISE A MAJORITY OF OUR ASSETS WHICH COULD LIMIT OUR FINANCIAL VIABILITY.

         The Hemopurifier(TM) is protected by seven issued patents, in the United States, Europe and Japan, six of which we own and one which we own the exclusive license. These patents comprise a majority of our assets. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition as a majority of our assets would lose their value. Further, since our patents are written down over the course of their term until they expire, our assets comprised of patents will continually be written down until they lose value altogether.

LEGISLATIVE ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

         There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy have increased general and administrative costs as we have incurred increased legal and accounting fees to comply with such rule changes. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

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

         Our common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. As of August 19, 2004, our average trading volume per day for the past three months was approximately 31,000 shares a day with a high of 249,853 shares traded and a low of zero shares traded. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

         In May 2004, Fusion Capital committed to buy up to $6,000,000 of our common stock. (SEE "PLAN OF OPERATIONS"). Fusion Capital's purchase of $10,000 of our common stock each trading day could cause our common stock price to decline due to the additional shares available in the market, particularly in light of the relatively thin trading volume of our common stock. The market price of our common stock could decline and the voting power and value of your investment would be subject to continual dilution if Fusion Capital purchases the shares and resells those shares into the market. Any adverse affect on the market price of our common stock would increase the number of shares issuable to Fusion Capital each trading day which would increase the dilution of your investment. Although we have the right to reduce or suspend Fusion Capital purchases at any time, our financial condition at the time may require us to waive our right to suspend purchases even if there is a decline in the market price. Additionally, up to 2,372,728 shares of our common stock will be registered by other selling shareholders with the shares committed to by Fusion Capital. Sales of large amount of these shares in the public market could substantially depress the prevailing market prices for our shares. If that were to happen, the value of your investment could decline substantially.

         Contractual 9.9% beneficial ownership limitations prohibit Fusion Capital, together with its affiliates, from beneficially owning more than 9.9% of our outstanding common stock. This 9.9% limitation does not prevent Fusion Capital from purchasing shares of our common stock and then reselling those shares in stages over time where Fusion Capital and its affiliates do not, at any given time, beneficially own shares in excess of the 9.9% limitation. Consequently, these limitations will not necessarily prevent substantial dilution of the voting power and value of your investment.

WE MAY NOT HAVE ENOUGH AUTHORIZED SHARES TO ISSUE ALL OF THE SHARES ELIGIBLE TO BE SOLD TO FUSION CAPITAL.

         Our Articles of Incorporation currently authorize the Board of Directors to issue up to 25,000,000 shares of common stock. As of August 20, 2004, we have 13,453,550 shares of common stock outstanding and common share purchase options and warrants entitling the holders to purchase up to 5,513,749 common shares. Additionally, there are 303,000 shares underlying promissory notes convertible into common stock. Under our agreement with Fusion Capital, we will be registering 7,431,819 shares of our common stock for the daily purchases by Fusion Capital. If Fusion Capital were to purchase all 7,431,810 shares and holders exercised all of the common share purchase options and warrants or converted the promissory notes, we would exceed the number of shares we are authorized to issue. We would need to amend our Articles of Incorporation which could prove costly and would require shareholder approval. Any delay in amending our Articles of Incorporation could harm our business by preventing us from raising capital from the issuance of our common stock or delay the payment of services via issuance of our common stock.

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

         The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended August 19, 2004, the high and low sale prices of a share of our common stock were $4.25 and $0.25, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenues or profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology as viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

OUR OFFICERS AND DIRECTORS OWN OR CONTROL APPROXIMATELY 22% (EXCLUDING ALL OPTIONS AND WARRANTS EXERCISABLE WITHIN 60 DAYS OF AUGUST 20, 2004) OF OUR OUTSTANDING COMMON SHARES, WHICH MAY LIMIT THE ABILITY OF YOURSELF OR OTHER SHAREHOLDERS, WHETHER ACTING SINGLY OR TOGETHER, TO PROPOSE OR DIRECT THE MANAGEMENT OR OVERALL DIRECTION OF OUR COMPANY. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN YOU RECEIVING A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON SHARES.

         As of August 20, 2004, our officers and directors beneficially own or control approximately 22% (excluding all options and warrants exercisable within sixty days of August 20, 2004) of our outstanding common shares. These persons will have the ability to control substantially all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

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

         As of August 20, 2004, there are outstanding non-variable priced common share purchase options and warrants entitling the holders to purchase 5,513,749 common shares at a weighted average exercise price of $2.10 per share. The exercise price for all of the aforesaid warrants, both variable and non-variable priced, may be less than your cost to acquire our common shares. In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

OUR ISSUANCE OF ADDITIONAL COMMON SHARES, OR OPTIONS OR WARRANTS TO PURCHASE THOSE SHARES, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

         We are entitled under our certificate of incorporation to issue up to 25,000,000 shares of common stock. After taking into consideration our outstanding common stock at August 20, 2004, we will be entitled to issue up to 11,546,450 additional common shares. Our board may generally issue shares of common stock, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional common, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's March 31, 2004 Form 10-KSB/A. Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2004, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, our CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in our internal controls over financial reporting.

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

         EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

         The names, ages and positions of our directors and executive officers as of August 20, 2004 are listed below:


NAMES                        TITLE OR POSITION                              AGE
-----                        -----------------                              ---
James A. Joyce (1)           Chairman, President, Chief Executive            42
                             Officer and Secretary

Richard H. Tullis, PhD (2)   Vice President, Chief Science Officer           59
                             and Director

Edward C. Hall (3)           Vice President, Chief Financial Officer         63

Franklyn S. Barry, Jr.       Director                                        64

Edward G. Broenniman         Director                                        67

Calvin M. Leung (4)          Director                                        66

         (1) Effective June 1, 2001, Mr. Joyce was appointed our President and Chief Executive Officer, replacing Mr. Barry, who continues as a member of the board of directors. Mr. Barry also served as a consultant to us on strategic business issues from June 1, 2001 to May 31, 2003.

         (2) Also effective June 1, 2001, Dr. Tullis was appointed as the Company's Chief Science Officer, replacing Dr. Clara M. Ambrus, who retired.

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

         Edward C. Hall, Vice President, Chief Financial Officer
         -------------------------------------------------------

         Mr. Hall has been Vice President, Chief Financial Officer of the Company since August 2002 on a part-time basis. Mr. Hall has held senior financial executive positions with both public and privately-held life sciences and technology companies for over 25 years. Prior to his appointment as Chief Financial Officer of Aethlon Medical, he served as Vice President and Chief Financial Officer of Chromagen, Inc, a private biotech tools company which develops proteomic and genomic assays for use in drug discovery. Prior to that Mr. Hall was Vice President, Finance and Chief Financial Officer of Cytel Corporation, a public biotech company and developer of anti-inflammatory drugs. Prior to that, Mr. Hall was Vice President, Finance and Chief Financial Officer of Medical Device Technologies, a public medical device company. Mr. Hall is also Vice President, Chief Financial Officer of Alliance Pharmaceutical Corp., a public research-based pharmaceutical development company, and he is a Partner of Tatum CFO Partners, LLP.

         Richard H. Tullis, Ph.D., Vice President, Chief Science Officer
         ---------------------------------------------------------------

         Dr. Tullis has been Vice President and a director of the Company since January 2000 and Chief Science Officer since June 2001. Dr. Tullis has extensive biotechnology management and research experience, and is the founder of Syngen Research, a wholly-owned subsidiary of Aethlon Medical, Inc. Previously, Dr. Tullis co-founded Molecular Biosystems, Inc., a former NYSE company. At Molecular Biosystems, Dr. Tullis was Director of Research and Development, Director of Oligonucleotide Hybridization, Senior Research Scientist and Member of the Board of Directors. In research, Dr. Tullis developed and patented the first application of oligonucleotides to antisense antibiotics and developed new methods for the chemical synthesis of DNA via methoxy-phosphorochloridites. Dr. Tullis also co-developed the first applications of covalently coupled DNA-enzyme conjugates using synthetic oligonucleotides during his tenure at Molecular Biosystems. In 1985, Dr. Tullis founded, and served as President and CEO of Synthetic Genetics, Inc., a pioneer in custom DNA synthesis, which was sold to Molecular Biology Resources in 1991. Dr. Tullis also served as interim-CEO of Genetic Vectors, Inc., which completed its IPO under his management, and was co-founder of DNA Sciences, Inc., a company that was eventually acquired by Genetic Vectors. Dr Tullis received his Ph.D. in Biochemistry and Cell Biology from the University of California at San Diego, and has done extensive post-doctoral work at UCSD, USC, and The Scripps Research Institute.

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

         Calvin M. Leung
         ---------------

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

         REGULATORY AND CLINICAL ADVISOR

         Kenneth R. Michael, Pharm.D., R.A.C.
         ------------------------------------

         Dr. Michael is the President of KRM Associates LLC, a regulatory and clinical affairs consulting organization. He is the former VP of Regulatory Affairs and Quality Assurance at Siemens Medical Systems, and he is the founder, past President and Chairman of The Regulatory Affairs Professional Society. He is also the founder of the San Diego Regulatory Affairs Network.

         SCIENTIFIC ADVISORY BOARD

         Each person listed below is a current member of our Science Advisory Board. The role of the Science Advisory Board is to provide scientific guidance related to the development of our Hemopurifier(TM) technology. Unlike the members of our board of directors, the Science Advisory Board members are not involved in the management or operations of our company. Members of the Science Advisory Board are paid $500 per day for services rendered either on-site or at a mutually agreeable location.

         Jean-Claude Chermann, Ph.D.
         ---------------------------

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

         Larry Cowgill, D.V.M., Ph.D.
         ----------------------------

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

         Pedro Cuatrecasas, M.D.
         -----------------------

         Dr. Cuatrecasas was President of the Pharmaceutical Research Division of Parke-Davis Co., and Corporate Vice President for Warner Lambert Company from 1989 until his retirement in 1997. From 1986 to 1989, he served as SVP and Director of Glaxo Inc. For the prior 10 years, he was VP/R&D and Director, of the Burroughs Wellcome Company. During his career in pharmaceutical research, he was involved in the discovery, development and marketing registration of more than 40 novel medicines. Dr. Cuatrecasas is widely recognized for the invention and development of affinity chromatography which is a method for the selective capture of proteins, sugars, fats and inorganic compounds. He is a member of the National Academy of Sciences, The Institute of Medicine, and the American Academy of Arts & Sciences, and he has authored more than 400 original publications.

         Nathan W. Levin, M.D.
         ---------------------

         Dr. Levin is recognized as a leading authority within the hemodialysis industry. He is the Medical and Research Director of the Renal Research Institute, LLC, a joint venture between Fresenius Medical Care - North America and Beth Israel Medical Center, New York. Dr. Levin also serves as Professor of Clinical Medicine at the Albert Einstein College of Medicine.

         Raveendran (Ravi) Pottathil, Ph.D.
         ----------------------------------

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

         Claudio Ronco, M.D.
         -------------------

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

         Ken Alibek, M.D., Ph.D., D.Sc.
         ------------------------------

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

         Charles Bailey, Ph.D.
         ---------------------

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


SUMMARY COMPENSATION TABLE

                                  ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                 --------------------------------- -------------------------
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

         (2) Mr. Hall became a part-time employee and was elected CFO of the Company on August 14, 2002. He is compensated on an hourly basis, a portion of which, amounting to $5,706 in fiscal 2004, is paid to Tatum CFO Partners, LLP of which he is a partner.

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

         We entered into an employment agreement with Dr. Tullis effective January 10, 2000. Effective June 1, 2001, Dr. Tullis was appointed our Chief Science Officer of the Company. His compensation under the agreement was modified in June 2001 from $80,000 to $150,000 per year. Under the terms of the agreement, his employment continues at a salary of $150,000 per year for successive one year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement. Dr. Tullis was granted 250,000 stock options to purchase our common stock in connection the completing certain milestones, such as the initiation and completion of certain clinical trials, the submission of proposals to the FDA and the filing of a patent application.

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

See Item 11, "Security Ownership of Certain Beneficial Owners and Management."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of August 20, 2004 for:

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


                                                      --------------------------
                                                      COMMON
                                                      (VOTING)
                                                      --------------------------
NAME AND ADDRESS OF BENEFICIAL OWNERS (1) (2)         AMOUNT               %(3)
--------------------------------------------          -------------------- -----

Calvin M. Leung (5)(6)(7)                           2,352,643              17.1%
P.O. Box 2366
Costa Mesa, CA 92628

Rod Tompkins (6)(8)                                 1,520,000              11.3%
420 Douglas
Wayne, NE 68787

Fusion Capital Fund II, LLC (6)(9)                  1,604,966               9.9%
222 Merchandise Mart Plaza, Suite 9-112
Chicago, IL 60654

James A. Joyce (4)(5)(6)(10)                          850,000               6.2%

Franklyn S. Barry, Jr. (5)(11)                        418,593               3.0%

Richard H. Tullis (4)(5)(12)                          330,000               2.4%

Edward G. Broenniman (5)(13)                          261,374               1.9%

Edward C. Hall(4)                                     0                     *

Directors and executive officers, as a group        4,212,610              28.7%
(6 members)

----------------------------------

* Less than one percent.

         (1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act and is generally determined by voting power and/or investment power with respect to securities. Except as indicated by footnote and subject to community property laws where applicable, we believe that the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of each shareholder is 3030 Bunker Hill Street, Suite 4000, San Diego, CA 92109.

         (2) A person is deemed to be the beneficial owners of securities that can be acquired by such person within 60 days from August 20, 2004 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from August 20, 2004.

         (3) Assumes 13,453,550 shares of Common Stock outstanding at August 20, 2004.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Franklyn S. Barry, Jr., a director and shareholder of Aethlon Medical, was engaged as a consultant to the Company on strategic and business issues from June 1, 2001 to May 31, 2003 and was paid $60,000 per year. Mr. Barry had been our original President and Chief Executive Officer and served in such capacities until 2001. See Item 9, "Directors and Executive Officers" and Item 11, "Security Ownership of Certain Beneficial Owners and Management."

         Calvin M. Leung, a director and shareholder of Aethlon Medical, was previously engaged as our consultant and he and his affiliates have invested approximately $939,500 in Aethlon Medical to date, through equity and convertible debt securities. $448,000 was invested via convertible promissory notes from November 2001 through May 2002. The notes accrued interest at rates ranging from 6.75% to 12% per annum. Mr. Leung invested $300,000 via the exercise of stock options received while our consultant for which he received 600,000 shares of restricted common stock. Mr. Leung and his affiliates also invested during 2003 a total of $146,500 in cash for 586,000 shares of our restricted common stock. Finally, Mr. Leung and his affiliates invested approximately $45,000 from September 2003 to February 2004 via the exercise of warrants that resulted in the issuance of 180,000 shares of our restricted common stock. Mr. Leung worked as our consultant from January 7, 2001 to January 7, 2003. We do not expect Mr. Leung to provide consulting services now that he is a member of our board of directors. He currently owns 2,036,643 of our common shares and 316,000 warrants to purchase common stock at prices between $0.25 to $3.00 per share. (See ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT)

         Certain of our officers and other related parties have advanced us funds, agreed to defer compensation or paid expenses on behalf of us to cover short-term working capital deficiencies in the aggregate amount of approximately $1.7 million. These non interest-bearing liabilities have been included as due to related parties in the accompanying financial statements.

         Effective January 1, 2000, we entered into an agreement with Dr. Julian Ambrus, the son of Dr. Clara Ambrus, who was the original founder of Hemex, Inc. Under this agreement, an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemopurifier(TM) were assigned to us by the inventors in exchange for (a) a royalty to be paid on future sales of the patented product or process equal to 8.75% of net sales, as defined and (b) 12,500 shares of our restricted common stock. Upon the issuance of the first United States patent relating to the invention, we were obligated to issue an additional 12,500 shares of our restricted common stock to the inventors. If the market price of our common stock on the date the patent was issued was below $8 per share, the number of shares to be issued was that amount which equates to $100,000 of market value. On March 4, 2003, the related patent was issued and, as a result, we issued 196,078 shares of our restricted common stock valued at $100,000 which is included in professional fees in the accompanying consolidated statements of operations.

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

10.8 Registration Rights Agreement between Aethlon Medical and Fusion Capital Fund II, LLC. (7)

10.9 Form of Securities Purchase Agreement for Private Placement closing on June 7, 2004 (7)

10.10 Form of Common Stock Purchase Warrant for Private Placement closing on June 7, 2004 (7)

10.11 Form of Registration Rights Agreement for Private Placement closing on June 7, 2004 (7)

10.12    2003 Consultant Stock Plan (8)

10.13    Lease by and between Aethlon Medical and San Diego Science Center*

10.14 Consulting Agreement by and between Aethlon Medical and Jean-Claude Chermann, PhD.*

10.15    Consulting Agreement by and between Aethlon Medical, Inc. and Franklyn
         S. Barry, Jr.*

10.16 Patent License Agreement by and amongst Aethlon Medical, Inc., Hemex, Inc., Dr. Julian L. Ambrus and Dr. David O. Scamurra*

10.17 Employment Agreement by and between Aethlon Medical, Inc. and Dr. Richard H. Tullis*

10.18 Employment Agreement by and between Aethlon Medical, Inc. and Mr. Edward C. Hall*

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of September 2004.


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


       SIGNATURE                         TITLE                       DATE
       ---------                         -----                       ----

/S/ JAMES A. JOYCE                CHAIRMAN OF THE BOARD        SEPTEMBER 8, 2004
-------------------------
    JAMES A. JOYCE

/S/ FRANKLYN S. BARRY, JR.        DIRECTOR                     SEPTEMBER 8, 2004
--------------------------
    FRANKLYN S. BARRY, JR.

/S/ EDWARD G. BROENNIMAN          DIRECTOR                     SEPTEMBER 8, 2004
--------------------------
    EDWARD G. BROENNIMAN

/S/ RICHARD H. TULLIS             DIRECTOR                     SEPTEMBER 8, 2004
--------------------------
    RICHARD H. TULLIS

/S/ CALVIN M. LEUNG               DIRECTOR                     SEPTEMBER 8, 2004
--------------------------
    CALVIN M. LEUNG

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm.................... F-1

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2004, the Company has negative working capital of approximately $3,930,000 and a deficit accumulated during the development stage of approximately $17,045,000. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 12, management has recently determined that $100,000 assigned to certain common stock issued in March 2003 related to the acquisition of a patent was inadvertently expensed. Accordingly, the March 31, 2003 consolidated balance sheet has been restated to report such amount as a charge to additional paid-in capital. In addition, the accompanying consolidated statement of operations for the year then ended has been restated to reduce the fiscal 2003 net loss by $100,000 ($0.01 per common share).


                  /S/ SQUAR, MILNER, REEHL & WILLIAMSON, LLP
                  MAY 18, 2004 (except for the fifth paragraph
                  of this report and the last paragraph of Note 12, as to which the date is August 31, 2004)

                  NEWPORT BEACH, CALIFORNIA

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEET (AS RESTATED)
                                 March 31, 2004
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
                                                                   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

       Common stock, par value of $0.001, 25,000,000 shares
         authorized; 10,649,329 issued and outstanding                   10,649
       Additional paid in capital (as restated)                      13,379,487
       Deficit accumulated during the development
         stage (as restated)                                        (17,045,313)
                                                                   -------------

TOTAL STOCKHOLDERS' DEFICIT                                          (3,655,177)
                                                                   -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $    281,661
                                                                   =============

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF OPERATIONS (As Restated)
             For the Years Ended March 31, 2004 and 2003 and
       For the Period January 31,1984 (Inception) Through March 31, 2004
--------------------------------------------------------------------------------

                                                                January 31, 1984
                                                                   (Inception)
                                                                     Through
                                        2004           2003      March 31, 2004
                                   -------------  -------------  --------------
Grant income                       $         --   $         --   $  1,424,012
Subcontract income                           --             --         73,746
Sale of research and development             --             --         35,810
                                   -------------  -------------  -------------
                                             --             --      1,533,568

OPERATING EXPENSES
Professional fees                       339,787        660,949      3,666,626
Payroll and related                     417,486        549,611      5,570,510
General and administrative              238,276        326,521      3,482,441
Impairment of intangible assets              --        334,304      1,231,531
                                   -------------- -------------- --------------
                                        995,549      1,871,385     13,951,108
                                   -------------  -------------  -------------

OPERATING LOSS                         (995,549)    (1,871,385)   (12,417,540)

OTHER (INCOME) EXPENSE
Interest expense                        523,249        489,731      4,507,581
Interest income                              --             --        (17,415)
Other                                        --             --        137,607
                                   -------------  -------------  -------------
                                        523,249        489,731      4,627,773
                                   -------------  -------------  -------------

NET LOSS                           $ (1,518,798)  $ (2,361,116)  $(17,045,313)
                                   ============== ============== ==============

Basic and diluted loss
  per common share                 $      (0.19)  $      (0.43)
                                   =============  =============

Weighted average number of common
  shares outstanding                  8,181,612      5,553,196
                                   =============  =============

         SEE ACCOMANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                      AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           (As Restated) For the Years Ended March 31, 2004 and 2003 and
                        For the Period January 31, 1984 (Inception) Through March 31, 2004
-----------------------------------------------------------------------------------------------------------------
                                                                                       DEFICIT
                                                                                     ACCUMULATED
                                                  COMMON STOCK          ADDITIONAL      DURING          TOTAL
                                          ------------------------       PAID IN      DEVELOPMENT   STOCKHOLDERS'
                                              SHARES        AMOUNT       CAPITAL         STAGE         DEFICIT
                                          ------------- ------------- -------------  -------------  -------------
Balance, January 31, 1984 (Inception)               --  $         --  $         --   $         --   $         --

Common stock issued for cash
at $1 per share                                 22,000            22        26,502             --         26,524

Common stock issued for cash
at $23 per share                                 1,100             1        24,999             --         25,000

Common stock issued for cash
at $86 per share                                   700             1        59,999             --         60,000

Common stock issued for cash
at $94 per share                                   160             1        14,999             --         15,000

Common stock issued for cash
at $74 per share                                   540             1        39,999             --         40,000

Common stock issued for cash
at $250 per share                                4,678             5     1,169,495             --      1,169,500

Capital contributions                               --            --       521,439             --        521,439

Common stock issued for
compensation at $103 per share                   2,600             3       267,403             --        267,406

Conversion of due to related
parties to common stock at
$101 per share                                   1,120             1       113,574             --        113,575

Conversion of due to related
parties to common stock at
$250 per share                                   1,741             2       435,092             --        435,094

Effect of reorganization                     2,560,361         2,558        (2,558)            --             --

Common stock issued in connection
with employment contract at
$8 per share                                    65,000            65       519,935             --        520,000

Common stock issued in connection
with the acquisition of patents
at $8 per share                                 12,500            13        99,987             --        100,000

Warrants issued to note holders
in connection with notes payable                    --            --       734,826             --        734,826

Warrantes issued for services                       --            --         5,000             --          5,000

Net loss                                            --            --            --     (4,746,416)    (4,746,416)
                                          ------------- ------------- -------------  -------------  -------------
BALANCE, MARCH 31, 2000                      2,672,500         2,673     4,030,691     (4,746,416)      (713,052)

Common stock and options issued
in connection with acquisition of
Cell Activation, Inc. at $7.20
per share                                       99,152            99     1,067,768             --      1,067,867

Warrants issued to note holders in
connection with notes payable                       --            --       218,779             --        218,779

Warrants issued to promoter in
connection with notes payable                       --            --       298,319             --        298,319

Beneficial conversion feature of
convertible notes payable                           --            --       150,000             --        150,000

Warrants issued to promoter in
connection with convertible notes
payable                                             --            --       299,106             --        299,106

Options issued to directors for
services as board members                           --            --        14,163             --         14,163

Options and warrants issued
for services                                        --            --       505,400             --        505,400

Common stock issued for services
at $3 per share                                  5,500             5        16,495             --         16,500

Common stock issued for cash
at $1 per share                                100,000           100        99,900             --        100,000

Net loss                                            --            --            --     (4,423,073)    (4,423,073)
                                          ------------- ------------- -------------  -------------  -------------
BALANCE, MARCH 31, 2001                      2,877,152  $      2,877  $  6,700,621   $ (9,169,489)  $ (2,465,991)

(continued)
                         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                      AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           (As Restated) For the Years Ended March 31, 2004 and 2003 and
                  For the Period January 31, 1984 (Inception) Through March 31, 2004 (continued)
-----------------------------------------------------------------------------------------------------------------
                                                                                       DEFICIT
                                                                                     ACCUMULATED
                                                  COMMON STOCK          ADDITIONAL      DURING          TOTAL
                                          ---------------------------    PAID IN      DEVELOPMENT   STOCKHOLDERS'
                                              SHARES        AMOUNT       CAPITAL         STAGE         DEFICIT
                                          ------------- ------------- -------------  -------------  -------------
BALANCE, MARCH 31, 2001                      2,877,152  $      2,877  $  6,700,621   $ (9,169,489)  $ (2,465,991)

Common stock, warrants and
options issued for accounts
payable and accrued liabilities                 21,750            22       243,353             --        243,375

Common stock issued for services
at $2.65 per share                               6,038             6        15,994             --         16,000

Common stock issued for cash at
$1.00 per share, net of issuance
costs of $41,540 paid to a
related party                                  730,804           731       688,533             --        689,264

Common stock issued for services
at $2.75 per share                              10,000            10        27,490             --         27,500

Common stock issued in connection
with license agreement at $3.00
per share                                        6,000             6        17,994             --         18,000

Common stock issued to holder of
convertible notes payable at
$3.00 per share                                 70,586            71       211,687             --        211,758

Options issued to directors for
services as board members                           --            --         7,459             --          7,459

Common stock issued for cash at
$1.50 per share, net of issuance
costs of $2,500                                 16,667            17        22,483             --         22,500

Beneficial conversion feature of
convertible notes payable                           --            --       185,000             --        185,000

Common stock issued for conversion
of convertible notes payable and
accrued interest at an average price
of $1.24 per share                             134,165           134       166,352             --        166,486

Common stock issued for services at
$2.72 per share                                  9,651            10        26,240             --         26,250

Options issued to consultant for
services                                            --            --       562,000             --        562,000

Common stock and warrants for
services at $1.95 per share                     62,327            62       161,475             --        161,537

Common stock issued for services at
$1.90 per share                                  9,198             9        17,491             --         17,500

Stock options exercised for cash               400,000           400       199,600             --        200,000

Warrants issued to note holders for
90-day forebearance                                 --            --       118,000             --        118,000

Common stock and warrants issued to
note holders and vendors in the
debt-to-equity conversion program
at $1.25 per share                             816,359           816     1,623,635             --      1,624,451

Other warrant transactions                          --            --       (32,715)            --        (32,715)

Net loss                                            --            --            --     (3,995,910)    (3,995,910)
                                          ------------- ------------- -------------  -------------  -------------
BALANCE - MARCH 31, 2002                     5,170,697  $      5,171  $ 10,962,692   $(13,165,399)  $ (2,197,536)

(continued)
                         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                      AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           (As Restated) For the Years Ended March 31, 2004 and 2003 and
                  For the Period January 31, 1984 (Inception) Through March 31, 2004 (continued)
-----------------------------------------------------------------------------------------------------------------
                                                                                       DEFICIT
                                                                                     ACCUMULATED
                                                  COMMON STOCK          ADDITIONAL      DURING          TOTAL
                                          ---------------------------    PAID IN      DEVELOPMENT   STOCKHOLDERS'
                                              SHARES        AMOUNT       CAPITAL         STAGE         DEFICIT
                                          ------------- ------------- -------------  -------------  -------------
BALANCE - MARCH 31, 2002                     5,170,697  $      5,171  $ 10,962,692   $(13,165,399)  $ (2,197,536)

Proceeds from the issuance of
common stock at $0.50 per share
in connection with the exercise
of options                                     200,000           200        99,800             --        100,000

Interest expense related to
beneficial conversion feature                       --            --       150,000             --        150,000

Pro-rata fair value assigned to warrants
issued in connection with
conversion of accounts payable                      --            --        71,000             --         71,000

Pro-rata fair value assigned to warrants
issued in connection with note payable              --            --        30,000             --         30,000

Issuance of common stock at $1.25
per share in connection with the
conversion of accounts payable                 150,124           150       187,505             --        187,655

Issuance of common stock at $1.25
per share in connection with the
conversion of notes payable                    420,000           420       104,580             --        105,000

Estimated fair value of
options issued for service                          --            --       114,000             --        114,000

Issuance of common stock at $0.25
per share for cash                             461,600           462       114,938             --        115,400

Issuance of common stock at $0.26
per share for cash                              19,230            19         4,981             --          5,000

Issuance of common stock at $1.25
per share for cash                               8,000             8         9,992             --         10,000

Issuance of common stock at $0.65
per share for services                          69,231            69        44,931             --         45,000

Issuance of common stock at $0.51
per share for services                         196,078           196          (196)            --             --

Net loss (As Restated)                              --            --            --     (2,361,116)    (2,461,116)
                                          ------------- ------------- -------------  -------------  -------------
BALANCE - MARCH 31, 2003 (As Restated)       6,694,960  $      6,695  $ 11,894,223   $(15,526,515)  $ (3,625,597)

(continued)
                         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                      AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           (As Restated) For the Years Ended March 31, 2004 and 2003 and
                  For the Period January 31, 1984 (Inception) Through March 31, 2004 (continued)
-----------------------------------------------------------------------------------------------------------------
                                                                                       DEFICIT
                                                                                     ACCUMULATED
                                                  COMMON STOCK          ADDITIONAL      DURING          TOTAL
                                          ---------------------------    PAID IN      DEVELOPMENT   STOCKHOLDERS'
                                              SHARES        AMOUNT       CAPITAL         STAGE         DEFICIT
                                          ------------- ------------- -------------  -------------  -------------
BALANCE - MARCH 31, 2003 (As Restated)       6,694,960         6,695    11,894,223    (15,526,515)    (3,625,597)

Proceeds from the issuance of
common stock at $0.25 per share
in connection with the exercise
of warrants                                    540,000           540       134,460             --        135,000

Issuance of common stock at $0.25
per share in connection with the
conversion of notes payable,
including interest of $15,099                  300,397           300        74,799             --         75,099

Issuance of common stock at $0.35
per share in connection with the
conversion of notes payable,
including interest of $59,827                  813,790           814       284,013             --        284,827

Issuance of common stock at $0.50
per share in connection with the
conversion of notes payable,
including interest of $509                      11,017            11         5,498             --          5,509

Issuance of common stock at $0.42
per share in connection with the
conversion of notes payable,
including interest of $696                      13,725            14         5,682             --          5,696

Issuance of common stock at $0.65
per share in connection with the
conversion of notes payable,
including interest of $5,088                    27,059            27        17,561             --         17,588

Issuance of common stock at $0.25
per share in connection with the
conversion of notes payable,
including interest of $15,416                  461,667           462       114,954             --        115,416

Issuance of common stock at $0.25
per share for cash                           1,226,000         1,226       305,274             --        306,500

Issuance of common stock at $0.30
per share for cash                             180,000           180        53,820             --         54,000

Issuance of common stock at $0.525
per share for cash                              40,000            40        20,960             --         21,000

Issuance of common stock at $1.125
per share for cash                               5,000             5         5,620             --          5,625

Issuance of common stock at $0.25
per share for services                          10,000            10         2,490             --          2,500

Issuance of common stock at $0.34
per share for services                          73,529            73        24,927             --         25,000

Issuance of common stock at $0.40
per share for services                          62,000            62        24,763             --         24,825

Issuance of common stock at $0.45
per share for services                         185,185           185        83,148             --         83,333

Issuance of common stock at $0.50
per share for services                           5,000             5         2,495             --          2,500

Interest expense related to beneficial
conversion feature                                  --            --       324,800             --        324,800

Net loss (As Restated)                              --            --            --     (1,518,798)    (1,518,798)
                                          ------------- ------------- -------------  -------------  -------------
BALANCE - MARCH 31, 2004 (As Restated)      10,649,329  $     10,649  $ 13,379,487   $(17,045,313)  $ (3,655,177)
                                          ============= ============= =============  =============  =============

(continued)
                         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                      AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS (As
                             Restated) For the Years Ended March 31, 2004 and 2003 and
                        For the Period January 31, 1984 (Inception) Through March 31, 2004
------------------------------------------------------------------------------------------------------------------
                                                                                                  January 31, 1984
                                                                                                    (Inception)
                                                                                                      Through
                                                                          2004          2003       March 31, 2004
                                                                     -------------  -------------  ---------------
Cash flows from operating activities:
     Net loss                                                        $ (1,518,798)  $ (2,361,116)  $(17,045,313)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
        Depreciation and amortization                                     127,000        159,783        909,915
        Gain of sale of property and equipment                                 --             --        (13,065)
        Estimated fair value of warrants issued in connection
          with accounts payable and debt                                       --        101,000      2,715,736
        Estimated fair value of common stock, warrants and options
          issued for services                                             138,158        159,000      2,168,592
        Beneficial conversion feature of convertible notes payable        324,800        150,000        809,800
        Impairment of patents and patents pending                              --        334,304        334,304
        Impairment of goodwill                                                 --             --        897,227
        Deferred compensation forgiven                                         --             --        217,223
        Changes in operating assets and liabilities:
           Prepaid expenses                                                 4,728        130,478        155,955
           Other assets                                                   (14,800)        (3,650)       (20,405)
           Accounts payable and accrued liabilities                       138,398        474,054      1,772,671
           Due to related parties                                         258,458        341,644      1,673,457
                                                                     -------------  -------------  -------------

     Net cash used in operating activities                               (542,056)      (514,503)    (5,423,903)
                                                                     -------------  -------------  -------------

Cash flows from investing activities:
     Purchases of property and equipment                                   (4,782)        (1,198)      (214,166)
     Patents and patents pending                                               --        (49,034)      (352,833)
     Proceeds from the sale of property and equipment                          --             --         17,065
     Cash of acquired company                                                  --             --         10,728
                                                                     -------------  -------------  -------------

     Net cash used in investing activities                                 (4,782)       (50,232)      (539,206)
                                                                     -------------  -------------  -------------

Cash flows from financing activities:
     Proceeds from the issuance of notes payable                               --         65,000      1,480,000
     Principal repayments of notes payable                               (180,000)       (10,000)      (190,000)
     Proceeds from the issuance of convertible notes payable              200,000        275,000        998,000
     Proceeds from the issuance of common stock                           522,125        230,400      3,676,728
                                                                     -------------  -------------  -------------

     Net cash provided by financing activities                            542,125        560,400      5,964,728
                                                                     -------------  -------------  -------------

Net (decrease) increase in cash                                            (4,713)        (4,335)         1,619

Cash at beginning of period                                                 6,332         10,667             --
                                                                     -------------  -------------  -------------

Cash at end of period                                                $      1,619   $      6,332   $      1,619
                                                                     =============  =============  =============

Supplemental disclosure of cash flow information -
     Cash paid during the period for:
        Interest                                                     $     13,000   $     13,000   $    220,492
                                                                     =============  =============  =============
        Income taxes                                                 $      1,180   $      1,180   $     13,346
                                                                     =============  =============  =============

Supplement schedule of noncash investing activities:

Debt converted to common stock                                       $    407,500   $    205,000   $  2,048,094
                                                                     =============  =============  =============
Issuance of common stock, warrants and options for accounts payable  $         --   $     87,655   $    512,816
                                                                     =============  =============  =============
Issuance of common stock in connection with license agreements       $         --   $         --   $     18,000
                                                                     =============  =============  =============
Net assets of entities acquired in exchange for equity securities    $         --   $         --   $  1,597,867
                                                                     =============  =============  =============
Debt placement fees paid by issuance of warrants                     $         --   $         --   $    843,538
                                                                     =============  =============  =============
Patent pending acquired for 12,500 shares of common stock            $         --   $         --   $    100,000
                                                                     =============  =============  =============
Common stock issued for prepaid expenses                             $         --   $         --   $    161,537
                                                                     =============  =============  =============

                         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aethlon Medical, Inc. ("Aethlon") engages in the research and development of a medical device known as the Hemopurifier(TM) that removes harmful substances from the blood. Aethlon is in the development stage on the Hemopurifier(TM) and significant research and testing are still needed to reach commercial viability. Any resulting medical device or process will require approval by the U.S. Food and Drug Administration ("FDA"), and Aethlon has not yet begun efforts to obtain any FDA approval, which may take several years. Since many of Aethlon's patents were issued in the 1980's, they are scheduled to expire in the near future. Thus, such patents may expire before FDA approval, if any, is obtained. However, the Company believes that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier(TM) treatment technology.

Aethlon is classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP"), and has not generated revenues from its planned principal operations.

Aethlon's common stock is quoted on the Over-the-Counter Bulletin Board administered by the National Association of Securities Dealers ("OTCBB") under the symbol "AEMD."

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its inactive legal wholly-owned subsidiaries Aethlon, Inc., Hemex, Inc., Syngen Research, Inc. and Cell Activation, Inc. (hereinafter collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has negative working capital of approximately $3,930,000 and a deficit accumulated during the development stage of approximately $17,045,000 at March 31, 2004, which among other matters, raise substantial doubt about its ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company intends to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2005. Therefore, the Company will be required to seek additional funds to finance its long-term operations.

The Company is currently addressing its liquidity issue by continually seeking investment capital through the public markets, specifically, through private placement of common stock and a common stock purchase agreement with an investor which has committed to buy up to an additional $6,000,000 of the Company's common stock over a 30-month period, commencing, at the Company's election, if and after the Securities Exchange Commission (the "SEC") declares effective a registration statement covering such shares. However, no assurance can be given that the Company will receive any additional funds under such agreement and there is no guarantee that these strategies will enable the Company to meet its obligations for the foreseeable future. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts payable, accrued liabilities and notes payable approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair values of amounts due to related parties are not determinable as these transactions are with related parties and were not necessarily consummated at arm's length. .

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution for up to $100,000. At times, cash may be in excess of the FDIC insurance limit. The Company had no amounts exceeding this limit at March 31, 2004.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to five years. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss included in the statements of operations. At March 31, 2004, property and equipment consisted exclusively of furniture and equipment with a total cost approximating $209,000 and accumulated depreciation approximating $192,000. Depreciation expense approximated $8,000 and $18,000 for the years ended March 31, 2004 and 2003, respectively.

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

EARNINGS PER SHARE

Under SFAS 128, "EARNINGS PER SHARE," basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (If the Company had net income in each of the years ended March 31, 2004 and 2003, approximately 2,500,000 and 2,900,000 shares would have been considered additional common stock equivalents, respectively, based on the treasury stock method). As the Company had net losses for the period presented, basic and diluted loss per share are the same, as any additional common stock equivalents would be antidilutive.

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

SFAS 123, "Accounting for Stock-Based Compensation," if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is estimated using an option pricing model that takes into account the stock price at the measurement date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

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

Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25" clarifies the application of APB 25 for (a) the definition of employee for purpose of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. Management believes that the Company accounts for transactions involving stock-based employee compensation in accordance with FIN 44.

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

At March 31, 2004, the Company has one stock-based employee compensation plan (the "Plan"), which is described more fully in Note 7. The Company accounts for the Plan under the recognition and measurement principles of APB 25, and related interpretation. No stock-based employee compensation cost is recognized in net loss. Stock options granted under the Plan have exercise prices equal to or greater than the estimated fair value of the underlying common stock on the dates of grant. The following table illustrates the effect on net loss and loss per common share (as restated for fiscal 2003 - see Note 12) if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION (continued)


                                                                YEAR ENDED MARCH 31,
                                                           -----------------------------
                                                               2004             2003
                                                           ------------     ------------
Net loss available to common stockholders, as reported     $ 1,518,798      $ 2,361,116
Pro forma compensation expense                                   6,000            9,000
                                                           ------------     ------------
Pro forma net loss available to common stockholders        $ 1,524,798      $ 2,370,116
                                                           ============     ============
Loss per common share, as reported
  Basic and diluted                                        $     (0.19)     $     (0.43)

Loss per common share, pro forma
  Basic and diluted                                        $     (0.19)     $     (0.45)

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

PATENTS

The Company capitalizes the cost of patents and patents pending, some of which were acquired, and amortizes such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. STOCK

PURCHASE WARRANTS ISSUED WITH NOTES PAYABLE

The Company granted warrants in connection with the issuance of certain notes payable (see Notes 45and 6). Under Accounting Principles Board Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS," the estimated fair value of such warrants represents a discount from the face amount of the notes payable. Accordingly, the relative estimated fair value of the warrants has been recorded in the financial statements as a discount from the face amount of the notes. The discount is amortized using the effective yield method over the respective lives of the related notes payable.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable (see Notes 5 and 6) provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF Issue No. 98-5"), "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIO" and Emerging Issues Task Force Issue No. 00-27, "APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS," the Company has determined the fair value of such BCF to be approximately $325,000 and $450,000 for the years ended March 31, 2004 and 2003, respectively. Accordingly, the relative estimated fair value of the BCF has been recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts were amortized to interest expense in accordance with the related conversion feature.

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

2. OTHER ASSETS

Other assets consist of approximately $2,000 of deposits and approximately $18,000 of advances to employees.

3. EMPLOYMENT CONTRACT

On January 10, 2000, the Company completed the acquisition of the assets of Syngen Research, Inc. ("Syngen"). As part of the transaction, the Company executed a two-year employment contract, which was subsequently amended to increase the term to four years, with Syngen's sole shareholder to perform research. The cost associated with this employment contract was amortized over four years on a straight-line basis and was fully amortized as of March 31, 2004.

4. DEBT-TO-EQUITY CONVERSION PROGRAM

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

5. NOTES PAYABLE

12% AND 15% NOTES

The Company entered into arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). The 12% Notes bear interest at 12% per annum, interest payable quarterly, mature one year from the date of issuance, and carry detachable warrants. At March 31, 2003, all outstanding 12% Notes had matured, and interest on such notes for periods after maturity is accruing at the annual rate of 15%. The total amount of the original notes issued was $422,500. As of March 31, 2004, all of such notes had been converted to common stock and there was no balance outstanding on the 12% notes.

In January 2002, the Company issued warrants to purchase common stock in exchange for an additional ninety days to become current with all past due interest payments related to notes issued in prior years.

During the year ended March 31, 2004, a noteholder converted $12,500 of 15% promissory notes including interest of $5,088 for 27,059 shares of common stock and 27,059 warrants to purchase shares of common stock at $0.65 per share (see
Note 7). These warrants were valued using the Black Scholes option pricing model; the relative fair value was insignificant and was charged to interest expense upon grant.

During the year ended March 31, 2004, a noteholder converted an aggregate of $25,000 of 15% promissory notes including interest of $9,766 for 139,063 shares of common stock and 139,063 warrants to purchase shares of common stock at $0.25 per share (see Note 7). These warrants were valued using the Black Scholes option pricing model; the relative fair value was insignificant and charged to interest expense upon grant. A beneficial conversion feature approximating $37,500 was recorded during the year ended March 31, 2004 related to the conversion of 15% promissory notes.

All of the outstanding 15% Notes were past due and in default at March 31, 2004 and interest payable approximated $138,000 as of such date. Management's plans to satisfy the remaining outstanding balance on these notes include converting the notes to common stock at market value or repayment with available funds.

The total outstanding balance of the 15% Notes at March 31, 2004 was $335,000, which is included in notes payable in the accompanying consolidated balance sheet. The remaining $165,000 in notes payable in the accompanying consolidated balance sheet is comprised of the $150,000 9% Convertible Note (see Note 6), and two 10% Convertible Notes (see Note 6) totaling $15,000, all of which were no longer convertible as of March 31, 2004.

10% NOTES

In December 2002, an existing noteholder increased its advances to the Company by $40,000 to a total of $140,000. In consideration, the Company granted the noteholder warrants (see Note 7), cancelled the noteholder's existing $100,000 of convertible debt and replaced it with a secured $140,000 note payable. A BCF approximating $30,000 was recorded in connection with the issuance of the $140,000 note. The new note was paid by the Company in accordance with its terms and as a result, there was no outstanding balance at March 31, 2004.

6.75% NOTES

On March 18, 2002, the Company issued a promissory note to a stockholder in the amount of $50,000, bearing interest at 6.75% per annum and maturing in May 2002. Such note was converted in March 2003 (see Note 7).

In May 2002, the Company issued notes payable totaling $25,000, bearing interest at 6.75% per annum, maturing in July 2002. The notes were converted into shares of the Company's common stock in March 2003 (see Note 7).

There were no amounts owed under the 6.75% Notes at March 31, 2004.

The Company is currently seeking other financing arrangements to retire all past due notes payable.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

6. CONVERTIBLE NOTES PAYABLE

8% CONVERTIBLE NOTE

In November 2000, the Company issued convertible notes payable ("8% Convertible Notes") with original issue amounts totaling $395,000, bearing interest at 8% per annum, with principal and accrued interest due on November 1, 2002. The 8% Convertible Notes require no payment of principal or interest during the term and may be converted to common stock of the Company at any time at the option of the holder. The number of common shares issuable upon conversion is equal to the total principal and unpaid interest as of the date of conversion, divided by the conversion price. The conversion price per common share was changed effective August 31, 2001 to the lesser of (a) 80% of the closing market price for the common stock; or (b) 70% of the average of the three lowest closing market prices for the common stock for the ten trading days prior to conversion. Such change resulted in additional BCF approximating $57,000 during the year ended March 31, 2002.

During fiscal year 2002, the holder converted principal and accrued interest of approximately $49,000 into 40,267 shares of common stock, leaving principal of $350,000 and interest thereon due and outstanding. The average conversion price was approximately $1.22 per common share.

The 8% Convertible Notes required the Company to file an effective registration statement by February 2001. The Company filed a Form SB-2 with the SEC in December 2000; however, such registration statement was never declared effective and was subsequently abandoned. However, as the underlying securities are no longer restricted under Rule 144 of the Securities Act of 1933, the Company no longer plans on filing a registration statement in connection with this transaction. The Company accrued and expensed penalties approximating $150,000 at March 31, 2004 in connection with not filing an effective registration statement. The Company does not believe it will incur any additional charges and is in the process of renegotiating all penalties that have been recorded to date.

In March 2004, the noteholder converted $225,000 of principal and accrued interest in the amount of $59,827 into 813,790 shares of common stock.

At March 31, 2004, there was one outstanding 8% Convertible Note with a balance of $125,000, which is included in convertible notes payable in the accompanying consolidated balance sheets. Interest payable on such note totaled $17,143 at March 31, 2004.

9% CONVERTIBLE NOTE

In April 2003, the Company issued a convertible note in the amount of $150,000 ("9% Convertible Note"), bearing interest at 9% per annum, with principal and interest due in June 2003, which is in default. The 9% Convertible Note required no payment of principal or interest during the term and was convertible into common stock of the Company at the conversion price of $0.25 per share through June 2003 at the option of the shareholder. The Company has recorded a BCF of $150,000 in connection with the issuance of the note and amortized such amount to interest expense upon issuance based on the related conversion feature. As this note is no longer convertible, the outstanding balance totaling $150,000 has been recorded as notes payable in the accompanying consolidated balance sheet. Accrued interest payable on this note approximated $13,500 at March 31, 2004. Therefore, there were no remaining 9% Convertible Notes outstanding as of March 31, 2004.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

6. CONVERTIBLE NOTES PAYABLE (continued)

10% CONVERTIBLE NOTES

>From time to time, the Company issued convertible notes payable ("10% Convertible Notes") to various investors, bearing interest at 10% per annum, with principal and interest due six months from the date of issuance. The 10% Convertible Notes require no payment of principal or interest during the term and may be converted to common stock of the Company at the conversion price of $0.50 per share at any time at the option of the noteholder. The total amount of the original notes issued was $275,000.

In April 2002, the Company issued a 10% Convertible Note in the amount of $50,000. The conversion price of this note was $1.25 at the time of issuance, but in August 2002, the Company reduced the conversion price to $0.50.

During the year ended March 31, 2003, the Company issued additional 10% Convertible Notes totaling $225,000, of which $30,000 was converted into restricted common stock (see Note 7).

In November 2003, a noteholder converted $5,000 of principal and accrued interest of $509 for 11,017 shares of common stock.

In December 2003, a noteholder converted $100,000 of principal and accrued interest of $15,416 for 461,667 shares of common stock and 461,667 warrants to purchase common stock at $0.25 per share (see Note 7). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata fair value was insignificant and was charged to interest expense upon grant.

In January 2004, two noteholders converted $35,000 of principal and accrued interest of $5,333 for 161,334 shares of common stock and 161,334 warrants to purchase common stock at $0.25 per share (see Note 7). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata fair value was insignificant and was charged to interest expense upon grant.

In March 2004, the Company borrowed $50,000 under a non-interest bearing convertible note payable, which was due in April 2004. In June 2004, the note was converted into common stock of the Company at $0.44 per share, in connection with the Company's private placement (see Note 11).

In March 2004, a noteholder converted $5,000 of principal and accrued interest of $696 for 13,725 shares of common stock and 13,725 warrants to purchase common stock at $0.42 per share (see Note 7). These warrants were valued using the Black Scholes option pricing model, the relative pro-rata fair value was insignificant, and charged to interest expense upon grant.

A BCF approximating $137,000 and $150,000 was recorded during each of the years ended March 31, 2004 and 2003, respectively related to the issuance of 10% Convertible Notes.

All of the 10% Convertible Notes, except the $50,000 borrowed in March 2004, were past due and in default at March 31, 2004. As two of these notes were no longer convertible at March, 31, 2004, the outstanding balances totaling $15,000 are included in notes payable in the accompanying consolidated balance sheet (see Note 5). At March 31, 2004, interest payable on these notes totaled $4,125. At March 31, 2004, there was one remaining outstanding 10% Convertible Note with a balance of $50,000 and interest payable totaling $2,083. Management's plans to satisfy the remaining outstanding balance on this note include converting the note to common stock at market value or repayment with available funds.

At March 31, 2004 convertible notes payable in the accompanying consolidated balance sheet totaling $175,000 is comprised of the only remaining 8% Convertible Note and the only remaining 10% Convertible Note with outstanding balances totaling $125,000 and $50,000, respectively (see above).

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

7. EQUITY TRANSACTIONS

COMMON STOCK

During the year ended March 31, 2003, the Company issued 150,124 shares of restricted common stock in connection with the conversion of amounts owed to certain vendors and noteholders approximating $188,000 (see Note 4).

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

During the year ended March 31, 2003, the Company issued 196,078 shares of restricted common stock in connection with the acquisition of a patent in 2000 (see Notes 8 and 12). Such shares were recorded at par value since the original patent acquisition purchase transaction had been measured at $100,000 and recorded as "patents" in the March 2000 consolidated balance sheet. The 196,078 shares merely satisfied a contingent obligation under the original purchase agreement.

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

7. EQUITY TRANSACTIONS (continued)

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

During the year ended March 31, 2004, noteholders converted $504,135 of principal and interest into 1,627,655 shares of common stock (see Notes 5 and 6) and warrants to purchase 802,848 shares of common stock ( see "Warrants" below).

WARRANTS

In January 2002, the Company issued 335,000 warrants to purchase common stock in exchange for an additional ninety days to become current on all past due interest payments (see Note 5). The warrants have an exercise price of $2.00 per share, vest immediately, and expired twelve months from the date of issuance. Such warrants were valued using the Black-Scholes option pricing model at approximately $118,000, and were recorded as interest expense.

During the year ended March 31, 2002, the Company granted 239,000 warrants for services and the satisfaction of certain liabilities. The warrants have exercise prices ranging from $2.75 through $6.50 per common share, vested immediately and are exercisable through January 2007. The warrants were valued at $118,000, of which $78,000 was recorded as accounts payable and accrued liabilities in fiscal year 2001.

In August 2002, the Company granted warrants to purchase 52,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share in connection with equity fund raising activities. These warrants vested upon grant and were exercisable through March 2004. As such warrants were issued in connection with equity fund raising activities, there was no expense recorded in the accompanying consolidated financial statements.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

7. EQUITY TRANSACTIONS (continued)

WARRANTS (CONTINUED)

In December 2002, the Company issued 580,000 warrants to purchase common stock for $0.25 per share, which are exercisable through December 2007 and vested upon grant. The warrants were issued in connection with a short-term secured note payable (see Note 5). In accordance with GAAP, the proceeds of the financing have been allocated to the debt and the warrants based on their relative estimated fair values. Accordingly, a discount of $30,000 has been recorded as a reduction of the debt balance and the off-setting credit has been reported as additional paid-in capital. The debt discount was amortized to interest expense in the year ended March 31, 2003 in accordance with the short-term nature of the note payable.

During the year ended March 31, 2003, the Company granted 240,830 warrants to investors in connection with the purchase of common stock. The warrants have an exercise price of $0.25 per share, vest immediately and were exercisable through March 2004. As the warrants were issued in connection with equity financing, no expense has been recorded in the accompanying consolidated financial statements.

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

In March 2003, the Company issued 420,000 warrants to purchase common stock for $0.25 per share, which were exercisable through March 2004 and vested upon grant. The warrants were issued in connection with the conversion of notes payable (see Notes 5 and 6). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata estimated fair value was insignificant; and was charged to interest expense upon grant.

During the year ended March 31, 2004, the Company granted 1,226,000 warrants to investors in connection with the purchase of common stock. The warrants have an exercise price of $0.25 per share, vest immediately and are exercisable through March 2005. As the warrants were issued in connection with equity financing, no expense has been recorded in the accompanying consolidated financial statements.

During the year ended March 31, 2004, the Company granted 180,000 warrants to investors in connection with the purchase of common stock. The warrants have an exercise price of $0.30 per share, vest immediately and are exercisable through March 2005. As the warrants were issued in connection with equity financing, no expense has been recorded in the accompanying consolidated financial statements.

During the year ended March 31, 2004, the Company granted 40,000 warrants to investors in connection with the purchase of common stock. The warrants have an exercise price of $0.525 per share, vest immediately and are exercisable through March 2005. As the warrants were issued in connection with equity financing, no expense has been recorded in the accompanying consolidated financial statements.

During the year ended March 31, 2004, the Company granted 5,000 warrants to investors in connection with the purchase of common stock. The warrants have an exercise price of $1.125 per share, vest immediately and are exercisable through March 2005. As the warrants were issued in connection with equity financing, no expense has been recorded in the accompanying consolidated financial statements.

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

7. EQUITY TRANSACTIONS (continued)

WARRANTS (CONTINUED)

During the year ended March 31, 2004, the Company issued 762,064 warrants to purchase common stock for $0.25 per share, which are exercisable through March 2005 and vested upon grant. The warrants were issued in connection with the conversion of notes payable (see Notes 5 and 6). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata estimated fair value was insignificant and was charged to interest expense upon grant.

In the year ended March 31, 2004, the Company issued 13,725 warrants to purchase common stock for $0.42 per share, which are exercisable through March 2005 and vested upon grant. The warrants were issued in connection with the conversion of notes payable (see Notes 5 and 6). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata estimated fair value was insignificant and was charged to interest expense upon grant.

In the year ended March 31, 2004, the Company issued 27,059 warrants to purchase common stock for $0.65 per share, which vested upon grant and expire through March 2005. The warrants were issued in connection with the conversion of notes payable (see Notes 45and 6). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata fair estimated value was insignificant and was charged to interest expense upon grant.

A summary of the aggregate warrant activity for the years ended March 31, 2004 and 2003 is presented below:


                                                Year Ended March 31,
                                 -----------------------------------------------------
                                          2004                         2003
                                 -------------------------   -------------------------
                                                 Weighted                    Weighted
                                                 Average                      Average
                                                 Exercise                    Exercise
                                  Warrants        Price        Warrants       Price
                                 -----------   -----------   -----------   -----------
Outstanding, beginning of year    2,906,746    $     2.29     1,873,855    $     3.65
      Granted                     2,253,848          0.29     1,367,891          0.35
      Exercised                    (540,000)         0.25            --            --
      Cancelled/Forfeited          (827,400)         0.25      (335,000)        (2.00)
                                 -----------   -----------   -----------   -----------

Outstanding, end of year          3,793,194    $     2.22     2,906,746    $     2.29
                                 ===========   ===========   ===========   ===========

Exercisable, end of year          3,793,194    $     2.22     2,906,746    $     2.29
                                 ===========   ===========   ===========   ===========

Weighted average estimated fair
  value of warrants granted                    $     0.40                  $     0.38
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

7. EQUITY TRANSACTIONS (continued)

WARRANTS (CONTINUED)

The detail of the warrants outstanding and exercisable as of March 31, 2004 is as follows:

                                     Warrants Outstanding                 Warrants Exercisable
                           ------------------------------------------ ----------------------------
                                             Weighted      Weighted                    Weighted
                                              Average      Average                     Average
                                Number       Remaining     Exercise       Number       Exercise
Range of Exercise Prices     Outstanding       Life         Price       Outstanding     Price
                           --------------- ------------- ------------ --------------- ------------
$        0.25                 1,913,494         1.7       $    0.25     1,913,494      $    0.25
$0.30 - $1.13                   265,784         0.7       $    0.39       265,784      $    0.39
$2.00 - $4.00                   711,166         1.3       $    2.33       711,166      $    2.33
$5.00 - $6.50                   902,750         1.0       $    5.25       902,750      $    5.25
                              ---------                                ----------
                              3,793,194                                 3,793,194
                              =========                                ==========

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

7. EQUITY TRANSACTIONS (continued)

OPTIONS (CONTINUED)

The following is a status of the stock options outstanding at March 31, 2004 and the changes during the two years then ended:

                                                  Year Ended March 31,
                                 -----------------------------------------------------
                                            2004                       2003
                                 -------------------------   -------------------------
                                                 Weighted                      Weighted
                                                 Average                       Average
                                                Exercise                      Exercise
                                   Options        Price         Options        Price
                                 -----------   -----------    -----------   -----------
Outstanding, beginning of year    1,376,115    $     2.49      1,376,115    $     2.49
      Granted                            --                      200,000          0.50
      Exercised                          --                     (200,000)        (0.50)
      Cancelled/Forfeited                --                           --            --
                                 -----------   -----------    -----------   -----------

Outstanding, end of year          1,376,115    $     2.49      1,376,115    $     2.49
                                 ===========   ===========    ===========   ===========

Exercisable, end of year          1,363,615    $     2.51      1,283,530    $     2.50
                                 ===========   ===========    ===========   ===========

Weighted average estimated fair
  value of options granted                             --                   $     0.57
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
Expected dividends                                                    None

The detail of the options outstanding and exercisable as of March 31, 2004 is as follows:

                                            Options Outstanding                 Options Exercisable
                                ------------------------------------------ -------------------------
                                                  Weighted     Weighted                     Weighted
                                                  Average       Average                      Average
                                    Number       Remaining     Exercise        Number       Exercise
Range of Exercise Prices         Outstanding        Life         Price      Outstanding       Price
                                --------------- ------------- ------------ --------------- ---------
        $0.39                       50,848       4.7 years      $ 0.39        50,848        $ 0.39
    $1.78 - $2.00                  515,267       8.9 years        1.90       515,267          1.90
    $2.25 - $3.00                  602,500       4.3 years        2.78       590,000          2.78
    $3.25 - $3.75                  207,500       2.9 years        3.27       207,500          3.27
                                -----------                                ----------
                                 1,376,115                                 1,363,615
                                ===========                                ==========

                                      F-24

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

8. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Certain officers of the Company and other related parties have advanced the Company funds, agreed to defer compensation and/or paid expenses on behalf of the Company to cover working capital deficiencies. These non interest-bearing liabilities have been included as due to related parties in the accompanying consolidated financial statements.

ROYALTY AGREEMENT AND PATENT ACQUISITION

Effective January 1, 2000, the Company entered into an agreement with Dr. Julian Ambrus, the son of Dr. Clara Ambrus, who was the original founder of Hemex, Inc. under which an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemopurifier(TM) were assigned to the Company by the inventors in exchange for (a) a royalty to be paid on future sales of the patented product or process equal to 8.75% of net sales, as defined and (b) 12,500 shares of the Company's common stock. Upon the issuance of the first United States patent relating to the invention, the Company was obligated to issue additional shares of common stock to the inventors. If the market price of the Company's common stock on the date the patent is issued was below $8 per share, the number of shares to be issued was that amount which equates to $100,000 of market value. On March 4, 2003, the related patent was issued and therefore the Company issued 196,078 shares of common stock recorded at par value since the transaction was measured and reported as "patents" in fiscal 2000 for $100,000. (see Notes 7 and 12)

Other related party transactions are disclosed elsewhere in these notes to consolidated financial statements.

9. INCOME TAX PROVISION

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

9. INCOME TAX PROVISION (continued)

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

10. COMMITMENTS AND CONTINGENCIES

REGISTRATION RIGHTS AGREEMENTS

The Company is obligated under various agreements to register its common stock, including the common stock underlying certain warrants and options. The Company is subject to penalties for failure to register such securities, the amount of which could be material to the Company's financial condition, results of operations and cash flows. The Company filed a registration statement on Form SB-2 with the SEC in December 2000 to register the necessary securities. However, such registration statement was never declared effective and subsequently abandoned. Management is currently unaware of any claims related to the lack of registration. However, as the underlying securities are no longer restricted under Rule 144 of the Securities Act of 1933, the Company no longer plans on filing a registration statement in connection with this transaction.

EMPLOYMENT CONTRACTS

In addition to the employment contract discussed in Note 3, the Company entered into an employment agreement with its Chairman of the Board effective April 1, 1999. The agreement, which is cancelable by either party upon sixty days notice, will be in effect until the employee retires or ceases to be employed by the Company. The Chairman of the Board was appointed President and Chief Executive Officer ("CEO") effective June 1, 2001 upon which the base annual salary was increased from $120,000 to $180,000. The CEO is eligible for an annual bonus at the discretion of the Board of Directors, of which nil was earned during each of the years ended March 31, 2004 and 2003, respectively. Under the terms of the agreement, if the employee is terminated he may become eligible to receive a salary continuation payment in the amount of at least twelve months' base salary.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

11. SUBSEQUENT EVENTS (unaudited)

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

Subsequent to March 31, 2004, the Company issued 242,143 shares of restricted common stock at prices ranging from $0.44 to $1.75 per share for services approximating $129,000.

Subsequent to March 31, 2004, the Company issued 500,000 shares of restricted common stock for cash totaling $125,000 in connection with the exercise of warrants at $0.25 per share.

12. PATENTS

GENERAL

Patents include both foreign and domestic patents. There were no patents or patents pending acquired during the years ended March 31, 2004 and 2003. Approximately $147,000 of patents pending were approved during fiscal 2003 (excluding the patent discussed in the following paragraph) and there were no patents pending at March 31, 2004 or 2003. The unamortized cost of patents and patents pending is written off when management determines there is no future benefit. During the years ended March 31, 2004 and 2003, zero and $334,000 of capitalized patent costs were written off, respectively. At March 31, 2004, the gross carrying amount of patents and the related accumulated amortization approximated $345,000 and $108,000, respectively. Amortization of patents and patents pending approximated $29,000 and $15,000 during the years ended March 31, 2004 and 2003, respectively. Amortization expense on patents is estimated to be approximately $23,000 per year for the next five fiscal years. The weighted average amortization period for patents was approximately 15 years at March 31, 2004.

RESTATEMENT

In August 2004, management determined that it had inadvertently recorded an additional $100,000 of expense in March 2003 related to the 196,078 shares issued in connection with the Company's acquisition of a patent (see Note 8). The March 31, 2004 consolidated balance sheet and statement of operations for the year ended March 31, 2003 have been restated accordingly. Such restatement reduced fiscal 2003 professional fees and net loss by $100,000 ($0.01) per common share) with a corresponding reduction to the previously reported accumulated deficit at March 31, 2004.