Form 10QSB
period 2004-09-30
AETHLON MEDICAL INC
filed 2004-11-15
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended September 30, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934.

                   For the transition period from _____to_____

                         COMMISSION FILE NUMBER 0-21846

                              AETHLON MEDICAL, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                    NEVADA                                13-3632859
            ----------------------                  ----------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

         3030 BUNKER HILL ST, SUITE 4000, SAN DIEGO, CA          92109
         -----------------------------------------             ---------
         (Address of principal executive offices)              (Zip Code)

                                 (858) 459-7800
                                 ---------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares of common stock of the registrant outstanding as of November 12, 2004 was 14,186,932.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 2004 (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2004

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2004

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3.  CONTROLS AND PROCEDURES

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

                                     PART I.
                              FINANCIAL INFORMATION

         ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                  September 30,
                                                                      2004
                                                                   (Unaudited)
                                                                 -------------
                                     ASSETS
Current assets
     Cash                                                          $      4,429
     Prepaid expenses                                                    16,524
                                                                   -------------
                                                                         20,953

Property and equipment, net                                              29,098
Patents and patents pending, net                                        225,619
Other assets                                                             35,455
                                                                   -------------

                                                                   $    311,125
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued
       liabilities                                                 $  1,425,997
     Due to related parties                                           1,710,238
     Notes payable                                                      477,500
                                                                   -------------
                                                                      3,613,735

Commitments and Contingencies

Stockholders' Deficit
     Common stock,par value $0.001 per
         share; 25,000,000 shares authorized;
         14,126,932 shares issued
         and outstanding                                                 14,127
     Additional paid-in capital                                      14,558,521
     Deficit accumulated during
         development stage                                          (17,875,258)
                                                                   -------------
                                                                     (3,302,610)
                                                                   -------------
                                                                   $    311,125
                                                                   =============

              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                                         AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                              (A Development Stage Company)
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the Three and Six Months Ended September 30, 2004 and 2003 and For
                           the Period January 31, 1984 (Inception) Through September 30, 2004
                                                       (Unaudited)

                                                                                                              January 31, 1984
                                      Three Months      Three Months       Six Months          Six Months        (Inception)
                                         Ended             Ended             Ended               Ended             through
                                      September 30,     September 30,     September 30,       September 30,     September 30,
                                          2004              2003              2004                2003              2004
                                     -------------      -------------      -------------      -------------      -------------
REVENUES
  Grant income                       $         --       $         --       $         --       $         --       $  1,424,012
  Subcontract income                           --                 --                 --                 --             73,746
  Sale of research
     and development                           --                 --                 --                 --             35,810
                                     -------------      -------------      -------------      -------------      -------------
                                               --                 --                 --                 --          1,533,568

EXPENSES

  Professional fees                       251,831             80,932            466,952            136,164          4,133,578
  Payroll and related                     200,912            107,478            384,455            210,131          5,954,965
  General and administrative              109,204             76,726            168,912            155,532          3,651,353
  Impairment                                   --                 --                 --                 --          1,231,531
                                     -------------      -------------      -------------      -------------      -------------
                                          561,947            265,136          1,020,319            501,827         14,971,427

OPERATING LOSS                           (561,947)          (265,136)        (1,020,319)          (501,827)       (13,437,859)

OTHER EXPENSE (INCOME)
 Interest and other
         debt expenses                   (213,342)            21,994           (190,374)           203,495          4,317,207
 Interest income                               --                 --                 --                 --            (17,415)
 Other                                         --                 --                 --                 --            137,607
                                     -------------      -------------      -------------      -------------      -------------
                                         (213,342)            21,994           (190,374)           203,495          4,437,399
                                     -------------      -------------      -------------      -------------      -------------

NET LOSS                                $ (348,605)      $  (287,130)     $    (829,945)       $   (705,322)     $ (17,875,258)
                                     =============      =============      =============      =============      =============
BASIC AND DILUTED LOSS PER
COMMON SHARE                            ($   0.03)        ($    0.04)        ($    0.06)       ($     0.09)
                                     =============      =============      =============      =============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                13,604,294          7,753,547         12,906,408          7,536,108
                                     =============      =============      =============      =============

                                     The accompanying notes are an integral part of
                              these unaudited condensed consolidated financial statements.

                                                           4


                                         AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                              (A Development Stage Company)
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Six Months Ended September 30, 2004 and 2003 and For the
                             Period January 31, 1984 (Inception) Through September 30, 2004

                                                      (Unaudited)

                                                                                                      January 31, 1984
                                                                   Six Months         Six Months        (Inception)
                                                                     Ended              Ended             Through
                                                                  September 30,      September 30,      September 30,
                                                                      2004               2003               2004
                                                                  -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $   (829,945)      $   (705,322)      $(17,875,258)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                      17,623             78,993            927,538
     Gain on sale of property and equipment                                 --                 --            (13,065)
     Fair market value of warrants issued in connection with
         accounts payable and debt                                          --                 --          2,715,736
     Fair market value of common stock, warrants and
         options issued for services and interest                          259,512             22,500          2,428,104
     Beneficial conversion feature of convertible
         notes payable                                                      --            150,000            809,800
     Impairment of patents pending                                          --                 --            334,304
     Impairment of goodwill                                                 --                 --            897,227
     Deferred compensation forgiven                                         --                 --            217,223
     Changes in operating assets and liabilities:
         Prepaid expenses                                              (10,942)            (1,909)           145,013
         Other assets                                                  (15,050)                --           (35,455)
         Accounts payable and accrued liabilities                      (162,384)            29,093          1,610,287
         Due to related parties                                        36,781           118,909          1,710,238
                                                                  -------------      -------------      -------------
Net cash used in operating activities                                 (704,405)          (307,736)        (6,128,308)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                  (18,285)            (2,659)          (232,451)
Acquisition of patents and patents pending                                  --                 --           (352,833)
Proceeds from sale of property and equipment                                --                 --             17,065
Cash of acquired company                                                    --                 --             10,728
                                                                  -------------      -------------      -------------

Net cash used in investing activities                                  (18,285)            (2,659)          (557,491)

                                                 (continued)

                                                           5

                                  The accompanying notes are an integral part of these
                                 unaudited condensed consolidated financial statements.



                               AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                    (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Six Months Ended September 30, 2004 and 2003 and For the
                   Period January 31, 1984 (Inception) Through September 30, 2004

                                                (Unaudited)


                                                                                   January 31,1984
                                                  Six Months       Six Months        (Inception)
                                                    Ended            Ended             Through
                                                 September 30,     September 30,     September 30,
                                                     2004              2003              2004
                                                 ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable          $        --       $        --       $ 1,480,000
Principal payments on notes payable                  (22,500)         (160,000)         (212,500)
Net proceeds from issuance of convertible
  notes payable                                           --           150,000           998,000
Net proceeds from issuance of common stock           748,000           315,000         4,424,728
                                                 ------------      ------------      ------------

Net cash provided by financing activities            725,500           305,000         6,690,228
                                                 ------------      ------------      ------------

NET (DECREASE) INCREASE IN CASH                        2,810            (5,395)            4,429
CASH - beginning of period                             1,619             6,332                --
                                                 ------------      ------------      ------------

CASH - end of period                             $     4,429       $       937       $     4,429
                                                 ============      ============      ============

                        The accompanying notes are an integral part of these
                       unaudited condensed consolidated financial statements.

                                                6

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a development stage therapeutic device company focused on expanding the applications of our Hemopurifier (TM) platform technology, which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. In this regard, our core focus is the development of therapeutic devices that treat HIV/AIDS, Hepatitis-C, and pathogens targeted as potential biological warfare agents. In pre-clinical testing, we have published that our HIV-Hemopurifier(TM) removed 55% of HIV from human blood in three hours and in excess of 85% of HIV in twelve hours. Additionally, the HIV-Hemopurifier(TM) captured 90% of gp120, a toxic protein that depletes human immune cells, during a one-hour pre-clinical blood study. We have also published pre-clinical blood studies of our HCV-Hemopurifier(TM), which documented the ability to capture 58% of the Hepatitis-C virus from infected blood in two hours.

The Company is in the development stage on the Hemopurifier(TM) and significant research and testing are still needed to reach commercial viability. Any resulting medical device or process will require approval by the U.S. Food and Drug Administration ("FDA"), and the Company has not yet begun efforts to obtain FDA approval on its current lead product candidate, which may take several years. Since many of the Company's patents were issued in the 1980's, they are scheduled to expire in the near future. Thus, such patents may expire before FDA approval, if any, is obtained.

The Company is classified as a development stage enterprise under accounting principles generally accepted in the United States ("GAAP"), and has not generated revenues from its principal operations.

The Company's common stock is quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers under the symbol "AEMD".

The accompanying unaudited condensed consolidated financial statements of Aethlon Medical, Inc. (the "Company") have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

STOCK BASED COMPENSATION
------------------------

At September 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations.

No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as Amended, to stock-based employee compensation.

          Six Months Ended September 30,                   2004          2003
                                                      ------------  ------------
Net loss:
    As reported                                       $  (829,945)  $  (705,322)
    Deduct: Total stock-based employee compensation
          expense determined under fair value based
          method for all awards                             --          (26,000)
                                                      ------------  ------------
    Pro forma                                         $  (829,945)   $ (731,322)
                                                      ============  ============

Basic and diluted net loss per share:
    As reported                                       $   (0.06)     $  (0.09)
                                                      ============  ===========
    Pro forma                                         $   (0.06)     $  (0.10)
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

         IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         SFAS 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Management believes that no impairment exists at September 30, 2004.

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

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to the September 30, 2003 financial statement presentation to correspond to the September 30, 2004 format.

NOTE 3. CONVERTIBLE PROMISSORY NOTES

In July 2004, the Company repaid a $10,000 10% convertible note, including accrued interest, to an accredited individual investor.

The Company is currently in default on approximately $477,500 of amounts owed under various notes payable and accrued liabilities. The Company is continually reviewing other financing arrangements to retire all past due notes.

NOTE 4. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced a loss of approximately $17.9 million for the period from January 31, 1984 (Inception) through September 30, 2004. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Our current plan of operation is to fund our anticipated increased research and development activities and operations for the near future through the $673,000 private placement of common stock and the common stock purchase agreement with Fusion Capital Fund II, LLC in May 2004, whereby Fusion Capital has committed to purchase up to an additional $6,000,000 of our common stock over a 30-month period, commencing, at our election, after the Securities and Exchange Commission has declared effective a registration statement covering such shares.

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

REGISTRATION RIGHTS AGREEMENTS
------------------------------

In June 2004, the Company completed a $673,000 private placement of common stock with accredited investors, including Fusion Capital Fund II, LLC, a Chicago-based investor. In connection with the private placement, the Company entered into a common stock purchase agreement with Fusion Capital, whereby Fusion Capital has committed to purchase up to an additional $6,000,000 of the Company's common stock over a 30-month period, commencing, at the Company's election, after the SEC has declared effective a registration statement covering such shares. The funds the Company has received in connection with this financing, together with any additional funds the Company may receive from Fusion Capital under the common stock purchase agreement, will be used to fund the Company's research and development activities and anticipated operations for the future. An Amended registration statement on Form SB-2 was filed with the SEC on October 28, 2004. The registration statement is currently under review by the SEC, but management estimates that the registration statement should be effective by December 2004.

NOTE 6. COMMON STOCK and WARRANT TRANSACTIONS

In July 2004, the Company issued 10,715 shares of restricted common stock at $0.70 per share to an accredited individual for employee placement services in the amount of $7,500. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In July 2004, the Company issued 6,850 shares of restricted common stock at $0.73 per share to an accredited individual for investor relations services in the amount of $5,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In August 2004, the Company issued 46,364 shares of restricted common stock at $0.55 per share to an accredited individual for employee placement services in the amount of $25,500. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In August 2004, the Company issued 165,492 and 28,377 shares of restricted common stock at $0.25 and $0.45 per share, respectively to our legal counsel for legal services in the amounts of approximately $41,400 and $12,800, respectively. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In September 2004, we issued 479,513 shares of restricted common stock to LH Financial (Esquire Trade and Finance), an accredited institutional investor, in conjunction with the conversion of $125,000 in principal amount of notes, plus accrued interest, at $0.34 per share, in accordance with their convertible note agreement. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

NOTE 7. SUBSEQUENT EVENTS

In October 2004, the Company issued two $40,000 10% one-year notes plus 160,000 warrants to purchase restricted common stock at $0.50 per share and 88,888 warrants to purchase restricted common stock at $0.90 per share to two accredited individual investors for cash in the total amount of $80,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In October 2004, the Company issued a $50,000 10% one-year note plus 100,000 warrants to purchase restricted common stock at $0.50 per share and 55,555 warrants to purchase restricted common stock at $0.90 per share to an accredited individual investor for cash in the amount of $50,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In November 2004, the Company issued 60,000 shares of restricted common stock to an accredited individual investor in connection with the exercise of 60,000 warrants at $0.25 per share for consideration of a $15,000 reduction in the principal amount of a 10% one year note. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and their explanatory notes appearing elsewhere in this 10QSB.

         Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this prospectus are qualified in their entirety by this statement.

PLAN OF OPERATION

         We are a development stage therapeutic device company that has not yet engaged in significant commercial activities. The primary focus of our resources is the advancement of our proprietary Hemopurifier(TM) platform treatment technology, which is designed to rapidly reduce the presence of infectious viruses and toxins in human blood. Our main focus during fiscal year 2004 was to prepare our HIV-Hemopurifier to treat HIV/AIDS, and our HCV-Hemopurifier to treat Hepatitis-C for human clinical trials. We are also working to advance pathogen filtration devices to treat infectious agents that may be used in biological warfare and terrorism. See "NATURE OF BUSINESS AND BASIS OF PRESENTATION" above.

         We plan to continue our research and development activities related to our Hemopurifier(TM) platform technology, with particular emphasis on the advancement of our lead product candidates for the treatment of HIV/AIDS. We plan to continue our pre-clinical trials for both our HIV/AIDS Hemopurifier(TM) products as well as for our biodefense Hemopurifier(TM) products. We plan to start small human clinical trials for HIV patients in fiscal year 2005. We also plan to implement a regulatory strategy for the use of our Hemopurifier(TM) for biodefense treatments in fiscal year 2005 pursuant to a recent rule implemented by the FDA for medical countermeasures to weapons of mass destruction. Under this rule, in situations where it is deemed unethical to conduct efficacy studies in humans, a treatment can be reviewed for approval on the basis of efficacy in the most relevant animal species and safety data in humans.

         Subject to our financing with Fusion Capital (see "Liquidity and Capital Resources"), we expect to add additional employees in the next twelve months as required to support our increased research and development effort that will include expanding our goal beyond treating infectious diseases HIV/AIDS and Hepatitis-C and new applications to combat infectious agents that may be used in biological warfare and terrorism. This will involve designing Hemopurifier(TM) products that can be rapidly deployed by armed forces as wearable post-exposure treatments on the battlefield, as well as dialysis-based treatments for civilian populations. This will entail developing the new treatment device based on the same proprietary Hemopurifier(TM) filtration technology that is utilized in advancing our HIV/AIDS, and Hepatitis-C treatments. An important part of this will include our cooperative agreement with the National Center for Biodefense at George Mason University to jointly pursue business and funding opportunities within the federal government.

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

         Our operations to date have consumed substantial capital without generating revenues, and we will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of our Hemopurifier(TM) products, as well as market any of those products that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Our future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

         Operating Expenses

         Consolidated operating expenses were $561,947 for the three months ended September 30, 2004, versus $265,136 for the comparable period ended September 30, 2003. This increase of 112% in operating expenses is principally attributable to increased professional fees and payroll and related expenses due to increased legal and accounting expenses associated with increased financing and investor relations activities and increased administrative and laboratory staff.

         Net Loss

         We recorded a consolidated net loss of $348,605 and $287,130 for the quarters ended September 30, 2004 and 2003, respectively. The increase in net loss of 21.4% was primarily attributable to increased operating expenses, offset partially by a reversal of approximately $228,000 in over-accrued interest expense.

         Basic and diluted loss per common share were ($0.03) for the three month period ended September 30, 2004 compared to ($0.04) for the same period ended September 30, 2003. This reduction in loss per share was primarily attributable to the greater number of common shares outstanding during the three month period ended September 30, 2004, as compared to the three month period ended September 30, 2003, partially offset by the increased net loss for the three month period ended September 30, 2004, as compared to the three month period ended September 30, 2003.

            SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2003

         Operating Expenses

         Consolidated operating expenses were $1,020,319 for the six months ended September 30, 2004, versus $501,827 for the comparable period ended September 30, 2003. This increase of 103% in operating expenses is principally attributable to increased professional fees and payroll and related expenses due to increased legal and accounting expenses associated with increased financing and investor relations activities and increased administrative and laboratory staff.

         Net Loss

         We recorded a consolidated net loss of $829,945 and $705,322 for the six-month periods ended September 30, 2004 and 2003, respectively. The increase in net loss of 17.7% was primarily attributable to increased operating expenses, offset partially by a reversal of approximately $228,000 in over-accrued interest expense in the quarter ended September 30, 2004.

         Basic and diluted loss per common share were ($0.06) for the six month period ended September 30, 2004 compared to ($0.09) for the same period ended September 30, 2003. This reduction in loss per share was primarily attributable to the greater number of common shares outstanding during the three month period ended September 30, 2004, as compared to the three month period ended September 30, 2003, partially offset by the increased net loss for the three month period ended September 30, 2004, as compared to the three month period ended September 30, 2003.

         LIQUIDITY AND CAPITAL RESOURCES

         Our cash position at September 30, 2004 was $4,429 compared to $1,619, at March 31, 2004, representing an increase of $2,810, due to the substantially complete use of funds for operations in this period from funds received from the private sale of common stock for cash to Fusion Capital and other accredited individual investors in May.

         During the six months ended September 30, 2004, operating activities used net cash of $704,405. We received $748,000 from the issuance of common stock and repaid convertible notes totaling $22,500.

         During the six month period ended September 30, 2004, net cash used in operating activities primarily consisted of net loss of $829,945. Net loss was offset principally by depreciation of $17,623 plus the fair market value of common stock of $221,143 in payment for services, $38,369 in interest due to conversion of notes payable less a reduction in accounts payable and other liabilities of $162,384, primarily attributable to a reversal of approximately $228,000 in over-accrued interest expense in the quarter ended September 30, 2004, plus net changes in other operating assets and liabilities of $10,789.

         An increase in working capital during the six months in the amount of $336,855, reduced our negative working capital position to ($3,592,782) at September 30, 2004 as compared to a negative working capital of ($3,929,637) at March 31, 2004.

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

         Our current plan of operation is to fund our anticipated increased research and development activities and operations for the near future through the common stock purchase agreement with Fusion Capital in May 2004, whereby Fusion Capital has committed to buy up to an additional $6,000,000 of our common stock over a 30-month period, commencing, at our election, after the SEC has declared effective a registration statement covering such shares. However, no assurance can be given that we will receive any additional funds under our agreement with Fusion Capital. Based on our projections of additional employees for operations and to complete research, development and testing associated with our Hemopurifier(TM) products, we anticipate that these funds will satisfy our cash requirements, including this anticipated increase in operations, in excess of the next twelve months. However, due to market conditions, and to assure availability of funding for operations in the long term, we may arrange for additional funding, subject to acceptable terms, during the next twelve months.

         Management does not believe that inflation has had or is likely to have any material impact on the Company's limited operations.

         At the date of this filing, we do not have plans to purchase significant amounts of equipment or hire significant numbers of employees prior to successfully raising additional capital.

WHERE YOU CAN FIND MORE INFORMATION

         We are subject to the informational requirements of the Securities Exchange Act and must file reports, proxy statements and other information with the SEC. The reports, information statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 450 Fifth Street, N.W. Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Commission also maintains a Web site (http://www.sec.gov) that contains reports, proxy, and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our headquarters are located at 3030 Bunker Hill Street, Suite 4000, San Diego, CA 92109. Our phone number at that address is (858) 459-7800. Our Web site is maintained at http://www.aethlonmedical.com.

ITEM 3. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2004, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2004, the Company issued 10,715 shares of restricted common stock at $0.70 per share to an accredited individual for employee placement services in the amount of $7,500. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In July 2004, the Company issued 6,850 shares of restricted common stock at $0.73 per share to an accredited individual for consulting services on opportunities for our Hemopurifier within the Biodefense marketplacein the amount of $5,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In August 2004, the Company issued 46,364 shares of restricted common stock at $0.55 per share to an accredited individual for employee placement services in the amount of $25,500. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In August 2004, the Company issued 165,492 and 28,377 shares of restricted common stock at $0.25 and $0.45 per share, respectively to our legal counsel for legal services in the amounts of approximately $41,400 and $12,800, respectively. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In September 2004, we issued 479,513 shares of restricted common stock to LH Financial (Esquire Trade and Finance), an accredited institutional investor, in conjunction with the conversion of $125,000 in principal amount of notes, plus accrued interest, at $0.34 per share, in accordance with their convertible note agreement. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $477,500 have reached maturity and are past due. The Company is continually reviewing other financing arrangements to retire all past due notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS
(a) Exhibits. The following documents are filed as part of this report:

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

Date: November 15, 2004

BY: /S/ JAMES A. JOYCE                  BY: /S/ EDWARD C. HALL
    ---------------------------             ---------------------------
      JAMES A. JOYCE                        EDWARD C. HALL
      CHAIRMAN, PRESIDENT AND               CHIEF FINANCIAL OFFICER
      CHIEF EXECUTIVE OFFICER

                              AETHLON MEDICAL, INC.