Form 10QSB
period 2004-12-31
AETHLON MEDICAL INC
filed 2005-02-14
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended December 31, 2004

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

The number of shares of common stock of the registrant outstanding as of February 11, 2005 was 16,045,684.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2004 (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2004

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2004

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

ITEM 6.  EXHIBITS

                                     PART I.
                              FINANCIAL INFORMATION

         ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                            2004
                                                                     (Unaudited)
                                                                   -------------
                                     ASSETS
Current assets
     Cash                                                          $     39,219
     Prepaid expenses                                                    36,250
                                                                   -------------
                                                                         75,469

Property and equipment, net                                              33,542
Patents and patents pending, net                                        219,770
Other assets                                                             37,250
                                                                   -------------

                                                                   $     366,031
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable and accrued
       liabilities                                                 $  1,657,291
     Due to related parties                                           1,606,987
     Notes payable, net of discounts                                    471,308
                                                                   -------------
                                                                      3,735,586

Commitments and Contingencies

Stockholders' Deficit
     Common stock,par value $0.001 per
         share; 25,000,000 shares authorized;
         15,343,502 shares issued
         and outstanding                                                 15,344
     Additional paid-in capital                                      15,093,780
     Deficit accumulated during
         development stage                                          (18,478,679)
                                                                   -------------
                                                                     (3,369,555)
                                                                   -------------
                                                                   $    366,031
                                                                   =============

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                              AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              For the Three and Nine Months Ended December 31, 2004 and 2003 and
                              For the Period January 31, 1984 (Inception) Through December 31, 2004
                                                            (Unaudited)

                                                                                                              January 31, 1984
                                      Three Months      Three Months      Nine Months          Nine Months        (Inception)
                                         Ended             Ended             Ended               Ended             through
                                      December 31,     December 31,         December 31,       December 31,     December 31,
                                          2004              2003              2004                2003              2004
                                     -------------      -------------      -------------      -------------      -------------
REVENUES
  Grant income                       $         --       $         --       $         --       $         --       $  1,424,012
  Subcontract income                           --                 --                 --                 --             73,746
  Sale of research
     and development                           --                 --                 --                 --             35,810
                                     -------------      -------------      -------------      -------------      -------------
                                               --                 --                 --                 --          1,533,568

EXPENSES
Professional fees                        208,308               5,386            675,260            141,551          4,341,886
Payroll and related                      183,643             101,212            568,098            311,344          6,138,608
General and administrative               157,951              82,082            326,863            237,610          3,809,304
Impairment                                   --                 --                 --                 --            1,231,531
                                     -------------      -------------      -------------      -------------      -------------
                                          549,902            188,680          1,570,221            690,505         15,521,329
OPERATING LOSS                           (549,902)          (188,680)        (1,570,221)          (690,505)       (13,987,761)

OTHER EXPENSE (INCOME)
 Interest and other
         debt expenses                     53,519            139,409           (136,855)           342,906          4,370,726
 Interest income                               --                 --                 --                 --            (17,415)
 Other                                         --                 --                 --                 --            137,607
                                     -------------      -------------      -------------      -------------      -------------
                                           53,519            139,409           (136,855)           342,906          4,490,918
                                     -------------      -------------      -------------      -------------      -------------

NET LOSS                             $   (603,421)      $   (328,089)      $ (1,433,366)      $ (1,033,411)      $(18,478,679)
                                     =============      =============      =============      =============      =============
BASIC AND DILUTED LOSS PER
COMMON SHARE                            ($   0.04)        ($    0.04)        ($    0.11)        ($    0.13)
                                     =============      =============      =============      =============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              14,147,932          8,211,717         13,377,226          7,762,130
                                     =============      =============      =============      =============

                                  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                           4

                                         AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                              (A Development Stage Company)
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the Nine Months Ended December 31, 2004 and 2003 and
                               For the Period January 31, 1984 (Inception) Through December 31, 2004
                                                       (Unaudited)

                                                                                                      January 31, 1984
                                                                   Nine Months         Nine Months        (Inception)
                                                                     Ended               Ended             Through
                                                                   December 31,        December 31,      December 31,
                                                                      2004               2003               2004
                                                                  -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $ (1,433,366)      $ (1,033,411)      $(18,478,679)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                      28,092            118,865            938,007
     Gain on sale of property and equipment                                 --                 --            (13,065)
     Fair market value of warrants issued in connection with
         accounts payable and debt                                                             --          2,715,736
     Fair market value of common stock, warrants and
         options issued for services and interest                      252,646              2,500          2,421,238
     Amortization of debt discount                                      17,808                 --             17,808
     Beneficial conversion feature of convertible
         notes payable                                                      --            150,000            809,800
     Impairment of patents pending                                          --                 --            334,304
     Impairment of goodwill                                                 --                 --            897,227
     Deferred compensation forgiven                                         --                 --            217,223
     Changes in operating assets and liabilities:
         Prepaid expenses                                              (30,668)             3,909            125,287
         Other assets                                                  (16,845)            (3,300)           (37,250)
         Accounts payable and accrued liabilities                      142,835            176,213          1,915,506
         Due to related parties                                        (66,470)           179,235          1,606,987
                                                                  -------------      -------------      -------------
Net cash used in operating activities                               (1,105,968)          (405,989)        (6,529,871)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                  (27,349)            (4,783)          (241,515)
Acquisition of patents and patents pending                                  --                 --           (352,833)
Proceeds from sale of property and equipment                                --                 --             17,065
Cash of acquired company                                                    --                 --             10,728
                                                                  -------------      -------------      -------------

Net cash used in investing activities                                  (27,349)            (4,783)          (566,555)

                                                 (continued)

                                                           5

                             The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                                    AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                         (A Development Stage Company)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Nine Months Ended December 31, 2004 and 2003 and
                    For the Period January 31, 1984 (Inception) Through December 31, 2004
                                                  (Unaudited)


                                                                                  January 31,1984
                                                 Nine Months       Nine Months      (Inception)
                                                   Ended            Ended             Through
                                                December 31,     December 31,       December 31,
                                                    2004              2003              2004
                                               ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable         $   130,000       $        --       $ 1,610,000
Principal payments on notes payable                 (22,500)         (160,000)         (212,500)
Net proceeds from issuance of convertible
  notes payable                                          --           150,000           998,000
Net proceeds from issuance of common stock        1,063,417           420,000         4,740,145
                                                ------------      ------------      ------------

Net cash provided by financing activities         1,170,917           410,000         7,135,645
                                                ------------      ------------      ------------

NET (DECREASE) INCREASE IN CASH                      37,600              (772)           39,219

CASH - beginning of period                            1,619             6,332                --
                                                ------------      ------------      ------------

CASH - end of period                            $    39,219       $     5,560       $    39,219
                                                ============      ============      ============

              The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                6

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2004

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

The Company is a development stage therapeutic device company focused on expanding the applications of our Hemopurifier (TM) platform technology, which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. The HemopurifierTM is an expansive platform technology that converges the established scientific principles of affinity chromatography (method of selective capture of proteins, sugars, fats and organic compounds) and hemodialysis (artificial kidneys) as a means to augment the natural immune response of clearing infectious viruses and toxins from the blood before cells and organs can be infected. The therapeutic goal of each Hemopurifier(TM) application is to improve patient survival rates by reducing viral load and preserving the immune function.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2004

STOCK BASED COMPENSATION
------------------------

At December 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations.

No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended, to stock-based employee compensation.


                                                    Nine Months Ended December 31,
                                                          2004          2003
                                                      ------------  ------------
Net loss:
    As reported                                       $(1,433,366)  $(1,033,411)
    Deduct: Total stock-based employee compensation
          expense determined under fair value based
          method for all awards                                --            --
                                                      ------------  ------------
    Pro forma                                         $(1,433,366)  $(1,033,411)
                                                      ============  ============

Basic and diluted net loss per share:
    As reported                                       $     (0.11)  $     (0.13)
                                                      ============  ===========
    Pro forma                                         $     (0.11)  $     (0.13)
                                                      ============  ============

LOSS PER COMMON SHARE
---------------------

Loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for the issuance of various equity instruments and notes payable. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

         Under APB 25, compensation expense is the excess, if any, of the estimated fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

         FAS 123, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is estimated using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period. The adoption of the accounting methodology of SFAS 123 is optional and The Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as we adopted the cost recognition requirement under SFAS 123, are required to be presented.

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

         In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123 and supersedes APB 25. As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.

         Small Business Issuers are required to apply SFAS No. 123-R in the first interim or annual reporting period that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased on or after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. Management has not yet determined the future effect of FAS 123-R on its consolidated financial statements.


         STOCK PURCHASE WARRANTS ISSUED WITH NOTES PAYABLE

         The Company has granted warrants in connection with the issuance of certain notes payable. Under Accounting Principles Board Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS," the relative estimated fair value of such warrants represents a discount from the face amount of the notes payable.

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

         IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         SFAS 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Management noted no impairment indicators at December 31, 2004.

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

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to the December 31, 2003 financial statement presentation to correspond to the December 31, 2004 format.

NOTE 3. PROMISSORY NOTES

In December 2004, the Company repaid two $25,000 12% promissory notes, including accrued interest, through the issuance of 87,303 restricted common shares at $0.49 per share to each of two separate accredited individual investors. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

The Company is currently in default on approximately $427,500 of amounts owed under various notes payable and accrued liabilities. The Company plans to retire all past due notes by converting to them equity or repaying them with the proceeds of the current equity financing arrangements.

NOTE 4. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced a loss of approximately $18.5 million for the period from January 31, 1984 (Inception) through December 31, 2004. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Our current plan of operation is to fund our anticipated increased research and development activities and operations for the near future through the $673,000 private placement of common stock (see Note 5) and the common stock purchase agreement with Fusion Capital Fund II, LLC in May 2004, whereby Fusion Capital committed to purchase up to an additional $6,000,000 of our common stock over a 30-month period (the "Additional Commitment"), commencing, at our election, after the Securities and Exchange Commission declared effective a registration statement covering such shares on December 7, 2004.

From December 8, 2004 through December 31, 2004, Fusion Capital purchased 437,297 shares of our common stock at prevailing market prices under the Additional Commitment and advanced us $200,000. At January 31, 2005, Fusion Capital had purchased a total of 723,904 shares of our common stock at prevailing market prices under the Additional Commitment and had advanced us a total of $360,000.

However, no assurance can be given that market conditions will remain acceptable and that we will continue to receive any additional funds under the Fusion Capital Additional Commitment. Based on our projections of additional employees for operations and to complete research, development and testing associated with our Hemopurifier(TM) products, we anticipate that if Fusion Capital completes its Additional Commitment, this will satisfy our cash requirements, including this anticipated increase in operations, in excess of the next twelve months. However, due to market conditions, and to assure availability of funding for operations in the long term, we may arrange for additional funding, subject to acceptable terms, during the next twelve months.

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

REGISTRATION RIGHTS AGREEMENT
------------------------------

In June 2004, the Company completed a $673,000 private placement of common stock with accredited investors, including Fusion Capital Fund II, LLC, a Chicago-based investor. In connection with the private placement, the Company entered into a common stock purchase agreement with Fusion Capital, whereby Fusion Capital has committed to purchase up to an additional $6,000,000 of the Company's common stock over a 30-month period, commencing, at the Company's election, after the SEC had declared effective a registration statement covering such shares. The funds the Company has received in connection with this financing, together with any additional funds the Company may receive from Fusion Capital under the Additional Commitment, will be used to fund the Company's research and development activities and anticipated operations for the future. This registration statement on Form SB-2 became effective on December 7, 2004.

NOTE 6. COMMON STOCK and WARRANT TRANSACTIONS

In October 2004, the Company issued two $40,000 10% one year notes each with 80,000 three-year warrants to purchase common stock at $0.50 and 44,444 three-year warrants to purchase common stock at $0.90 for cash in the total amount of $80,000 to two accredited individual investors. In accordance with GAAP, the proceeds of the financing have been allocated to the debt and the warrants, based on their relative fair values. Accordingly, a discount of $46,000 has been recorded as a reduction in the debt balance, and the off-setting credit has been recorded as additional paid-in capital. The debt discount is amortized and charged to interest expense over the life of the debt. At December 31, 2004, approximately $34,000 of such discount was unamortized and is included in notes payable in the accompanying condensed consolidated balance sheet. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In October 2004, the Company issued a $50,000 10% one-year note plus 100,000 three-year warrants to purchase common stock at $0.50 and 55,555 three-year warrants to purchase common stock at $0.90 for cash in the amount of $50,000 to an accredited individual investor. In accordance with GAAP, the proceeds of the financing have been allocated to the debt and the warrants, based on their relative fair values. Accordingly, a discount of $38,000 has been recorded as a reduction in the debt balance, and the off-setting credit has been recorded as additional paid-in capital. The debt discount is amortized and charged to interest expense over the life of the debt. At December 31, 2004, approximately $32,000 of such discount was unamortized and is included in notes payable in the accompanying condensed consolidated balance sheet. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In November 2004, the Company issued 60,000 shares of restricted common stock to an accredited individual investor in connection with the exercise of 60,000 warrants at $0.25 per share for consideration of a $15,000 reduction in the principal amount of a 10% one-year note. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In December 2004, the Company issued 461,667 shares of restricted common stock to two accredited individual investors in connection with the exercise of 461,667 warrants at $0.25 per share held by an institutional investor. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In December 2004, the Company repaid two $25,000 12% promissory notes, including accrued interest, through the issuance of 87,303 restricted common shares at $0.49 per share to each of two separate accredited individual investors. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In December 2004, the Company issued 20,000 shares of restricted common stock to an accredited individual investor in connection with the exercise of 20,000 warrants at $0.25 per share for consideration of a $5,000 reduction in the principal amount of a 10% one-year note, resulting in a remaining note balance of $30,000 at December 31, 2004. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In December 2004, the Company issued 437,297 shares of common stock, at prices between $0.38 to $0.53 per share, to Fusion Capital under its $6,000,000 common stock purchase agreement, for total proceeds of $200,000. These shares are registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

In December 2004, the Company issued 60,000 shares of restricted common stock at $0.50 per share under a consulting agreement with an accredited individual investor, in payment for investor relations consulting services to the Company. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

NOTE 7. SUBSEQUENT EVENTS

In January 2005, the Company issued 55,556 shares of restricted common stock at $0.36 per share and 55,556 three-year warrants to purchase common stock at $0.44 per share for cash in the amount of $24,000 to an accredited individual investor. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In January 2005, the Company issued 286,607 shares of common stock at prices between $0.33 to and $0.46 per share to Fusion Capital under its $6,000,000 common stock purchase agreement. Fusion advanced the Company $160,000 in January 2005. These shares are registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

In January 2005, the Company issued 66,666 shares of restricted common stock at $0.45 per share to an accredited individual investor under a consulting agreement in payment for investor relations consulting services to the Company. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In January 2005, the Company issued 25,087 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.49 per share to an accredited individual investor in payment for regulatory affairs consulting services to the Company.

In January 2005, the Company issued 25,834 shares of restricted common stock to an accredited individual investor in connection with the exercise of 25,834 warrants at $0.25 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In February 2005, the Company issued 13,369 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.37 per share to an accredited individual investor in payment for regulatory affairs consulting services to the Company.

In February 2005, the Company issued 139,063 shares of restricted common stock to an accredited individual investor in connection with the exercise of 139,063 warrants at $0.25 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In February 2005, the Company issued 90,000 shares of restricted common stock at $0.27 per share and 90,000 three-year warrants to purchase common stock at $0.34 per share for cash in the amount of $24,300 to an accredited individual investor. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and their explanatory notes appearing elsewhere in this Form 10-QSB.

Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this prospectus are qualified in their entirety by this statement.

PLAN OF OPERATION

We are a development stage therapeutic device company that has not yet engaged in significant commercial activities. The primary focus of our resources is the advancement of our proprietary Hemopurifier(TM) platform treatment technology, which is designed to rapidly reduce the presence of infectious viruses and toxins in human blood. Our main focus during fiscal year 2005 is to prepare our HIV-Hemopurifier(TM) to treat HIV/AIDS, and our HCV-Hemopurifier(TM) to treat Hepatitis-C for human clinical trials. We are also working to advance pathogen filtration devices to treat infectious agents that may be used in biological warfare and terrorism.

We feel that the Hemopurifier(TM) will enhance and prolong the benefit of current infectious disease drug therapies, and fill the void for patients who inevitably become resistant to drug therapies. In this regard, our core focus is the development of therapeutic devices that treat HIV/AIDS, Hepatitis-C, and to treat patients that might become infected by a biological agent with no established drug or vaccine treatment.

To date, we have conducted and published studies that measured the ability of the Hemopurifier(TM) to capture HIV, Hepatitis-C, and gp120, which is a HIV surface protein that destroys immune cells. In pre-clinical testing, we have published that our HIV-Hemopurifier(TM) removed 55% of HIV from human blood in three hours and in excess of 85% of HIV in twelve hours. Additionally, the HIV-Hemopurifier(TM) captured 90% of gp120, a toxic protein that depletes human immune cells, during a one-hour pre-clinical blood study. We have also published pre-clinical blood studies of our HCV-Hemopurifier(TM), which documented the ability to capture 58% of the Hepatitis-C virus from infected blood in two hours. We are currently conducting but have not published studies related to the capture of other pathogens with the Hemopurifier(TM) including the capture of pathogens with the Hemopurifier(TM) relating to biological weapons which we are currently seeking to commercialize.

We have completed pre-clinical blood testing of Hemopurifiers(TM) to treat HIV and Hepatitis-C, but have yet to receive regulatory approval to initiate human trials. The commercialization of each Hemopurifier(TM) application involves significant hurdles, including the completion of human clinical trials. The approval of any application of the Hemopurifier(TM) in the United States will require the approval of the Food and Drug Administration (the "FDA") to initiate human studies. Such studies could take years to demonstrate safety and effectiveness in humans, and there is no assurance that the Hemopurifier(TM) will be cleared by the FDA as a device we can market to the medical community. We also anticipate that similar regulatory challenges will be expected from foreign regulatory agencies, should it attempt to commercialize and market the Hemopurifier(TM) outside of the United States. As a result, we have not generated revenues from the sale of any Hemopurifier(TM) application.

Additionally, there have been no independent validation studies of our Hemopurifiers(TM) to treat infectious disease. We manufacture our products on a small scale for testing purposes but have yet to manufacture our products on a large scale for commercial purposes.

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

Accordingly, due to this increase in activity, we anticipate increasing our spending on research and development during the next twelve months. Additionally, associated with our anticipated increase in research and development expenditures, we anticipate purchasing significant amounts of equipment and tenant improvements, during this period to support our laboratory and testing operations.

Our operations to date have consumed substantial capital without generating revenues, and we will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of our Hemopurifier(TM) products, as well as to market any of those products that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Our future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003

         Operating Expenses

         Consolidated operating expenses were $549,902 for the three months ended December 31, 2004, versus $188,680 for the comparable period ended December 31, 2003. This increase of $361,222 in operating expenses is principally attributable to increased professional fees due to increased legal and accounting expenses associated with increased financing and investor relations activities, payroll and related expenses due to increased administrative and laboratory staff and increased general and administrative costs.

         Net Loss

         We recorded a consolidated net loss of $603,421 and $328,089 for the three-month periods ended December 31, 2004 and 2003, respectively. The increase in net loss of 84% was primarily attributable to increased operating expenses, offset partially by a reversal of approximately $228,000 in over-accrued interest expense.

         Basic and diluted loss per common share was ($0.04) for the three month period ended December 31, 2004 compared to ($0.04) for the same period ended December 31, 2003. Loss per share was unchanged primarily due to the greater number of common shares outstanding during the three month period ended December 31, 2004, as compared to the three month period ended December 31, 2003, offset by the increased net loss for the three month period ended December 31, 2004, as compared to the three month period ended December 31, 2003.

         NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2003

         Operating Expenses

         Consolidated operating expenses were $1,570,221 for the nine months ended December 31, 2004, versus $690,505 for the comparable period ended December 31, 2003. This increase of 127% in operating expenses is principally attributable to increased professional fees due to increased legal and accounting expenses associated with increased financing and investor relations activities, payroll and related expenses due to increased administrative and laboratory staff and increased general and administrative costs.

         Net Loss

         We recorded a consolidated net loss of $ 1,433,366 and $1,033,411 for the nine-month periods ended December 31, 2004 and 2003, respectively. The increase in net loss of 39% was primarily attributable to increased operating expenses, offset partially by a reversal of approximately $228,000 in over-accrued interest expense in the nine months ended December 31, 2004.

         Basic and diluted loss per common share was ($0.11) for the nine month period ended December 31, 2004 compared to ($0.13) for the same period ended December 31, 2003. This reduction in loss per share was primarily attributable to the greater number of common shares outstanding during the nine month period ended December 31, 2004, as compared to the nine month period ended December 31, 2003, partially offset by the increased net loss for the nine month period ended December 31, 2004, as compared to the nine month period ended December 31, 2003.

         LIQUIDITY AND CAPITAL RESOURCES

         Our cash position at December 31, 2004 was $39,219 compared to $1,619, at March 31, 2004, representing an increase of $37,600, principally due to the funds received from the private sale of common stock for cash to Fusion Capital and other accredited individual investors in May and sale of registered shares to Fusion Capital in December 2004, offset principally by funds used for operations.

         During the nine months ended December 31, 2004, operating activities used net cash of $1,105,968. We received funds totaling $1,063,417 from the issuance of common stock, $130,000 from the issuance of notes payable and repaid notes with cash totaling $22,500.

         During the nine month period ended December 31, 2004, net cash used in operating activities primarily consisted of net loss of $1,433,366. Net loss was offset principally by depreciation of $28,092 plus the fair market value of common stock of $252,646 in payment for services, $17,808 for the amortization of debt discount, less a reduction in accounts payable and other liabilities of $142,835, primarily attributable to a reversal of approximately $228,000 in over-accrued interest expense, plus net changes in other operating assets and liabilities of ($113,983).

         An increase in working capital during the nine months in the amount of $269,520, reduced our negative working capital position to ($3,660,117) at December 31, 2004 as compared to a negative working capital of ($3,929,637) at March 31, 2004.

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

         Our current plan of operation is to fund our anticipated increased research and development activities and operations for the near future through the common stock purchase agreement with Fusion Capital Fund II, LLC in May 2004, whereby Fusion Capital committed to purchase up to an additional $6,000,000 of our common stock over a 30-month period (the "Additional Commitment"), commencing, at our election, after the Securities and Exchange Commission declared effective a registration statement covering such shares on December 7, 2004. During the period from that effective date through January 31, 2005, Fusion Capital had purchased a total of 723,904 shares of our common stock at prevailing market prices under the Additional Commitment for total proceeds of $360,000.

However, no assurance can be given that we will receive any additional funds under our agreement with Fusion Capital if market conditions to purchase our stock are unacceptable to Fusion or if Fusion is unable to provide funds. Based on our projections of additional employees for operations and to complete research, development and testing associated with our Hemopurifier(TM) products, we anticipate that these funds, if available as contemplated under the agreement with Fusion Capital, will satisfy our cash requirements, including this anticipated increase in operations, in excess of the next twelve months. However, due to market conditions, and to assure availability of funding for operations in the long term, we may arrange for additional funding, subject to acceptable terms, during the next twelve months.

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

ITEM 3. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2004, the Company issued two $40,000 10% one year notes each with 80,000 three-year warrants to purchase common stock at $0.50 and 44,444 three-year warrants to purchase common stock at $0.90 for cash in the total amount of $80,000 to two accredited individual investors. In accordance with GAAP, the proceeds of the financing have been allocated to the debt and the warrants, based on their relative fair values. Accordingly, a discount of $46,000 has been recorded as a reduction in the debt balance, and the off-setting credit has been recorded as additional paid-in capital. The debt discount is amortized and charged to interest expense over the life of the debt. At December 31, 2004, approximately $34,000 of such discount was unamortized and is included in notes payable in the accompanying condensed consolidated balance sheet. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In October 2004, the Company issued a $50,000 10% one-year note plus 100,000 three-year warrants to purchase common stock at $0.50 and 55,555 three-year warrants to purchase common stock at $0.90 for cash in the amount of $50,000 to an accredited individual investor. In accordance with GAAP, the proceeds of the financing have been allocated to the debt and the warrants, based on their relative fair values. Accordingly, a discount of $38,000 has been recorded as a reduction in the debt balance, and the off-setting credit has been recorded as additional paid-in capital. The debt discount is amortized and charged to interest expense over the life of the debt. At December 31, 2004, approximately $32,000 of such discount was unamortized and is included in notes payable in the accompanying condensed consolidated balance sheet. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In November 2004, the Company issued 60,000 shares of restricted common stock to an accredited individual investor in connection with the exercise of 60,000 warrants at $0.25 per share for consideration of a $15,000 reduction in the principal amount of a 10% one-year note. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In December 2004, the Company issued 461,667 shares of restricted common stock to two accredited individual investors in connection with the exercise of 461,667 warrants at $0.25 per share held by an institutional investor. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In December 2004, the Company repaid two $25,000 12% promissory notes, including accrued interest, through the issuance of 87,303 restricted common shares at $0.49 per share to each of two separate accredited individual investors. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In December 2004, the Company issued 20,000 shares of restricted common stock to an accredited individual investor in connection with the exercise of 20,000 warrants at $0.25 per share for consideration of a $5,000 reduction in the principal amount of a 10% one-year note, resulting in a remaining note balance of $30,000 at December 31, 2004. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In December 2004, the Company issued 60,000 shares of restricted common stock at $0.50 per share under a consulting agreement with an accredited individual investor, in payment for investor relations consulting services to the Company. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of the date of this report, various promissory notes payable in the aggregate principal amount of $427,500 have reached maturity and are past due. The Company plans to retire all past due notes by converting to them equity or repaying them with the proceeds of the current equity financing arrangements.

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

Date: February 14, 2005

BY: /S/ JAMES A. JOYCE                  BY: /S/ EDWARD C. HALL
    ---------------------------             ---------------------------
      JAMES A. JOYCE                        EDWARD C. HALL
      CHAIRMAN, PRESIDENT AND               CHIEF FINANCIAL OFFICER
      CHIEF EXECUTIVE OFFICER

                              AETHLON MEDICAL, INC.