Form 10KSB
period 2005-03-31
AETHLON MEDICAL INC
filed 2005-07-14
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB


                                   (MARK ONE)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the fiscal year ended March 31, 2005

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

Revenues of the registrant for the fiscal year ended March 31, 2005 were $0. The aggregate market value of the Common Stock held by non-affiliates was approximately $3,804,643 based upon the closing price of the Common Stock of $0.24, as reported by the NASDAQ Over-the-Counter Bulletin Board ("OTCBB") on June 30, 2005.

The number of shares of the Common Stock of the registrant outstanding as of June 30, 2005 was 18,806,228.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes [ ] No [X]



                                TABLE OF CONTENTS

                                                                            PAGE

Forward Looking Statements                                                   1

                                     PART I.

Item 1.    Description of Business                                           2
Item 2.    Description of Property                                          15
Item 3.    Legal Proceedings                                                15
Item 4.    Submission of Matters to a Vote of Security Holders              16

                                    PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder
              Matters                                                       16
Item 6.    Management's Discussion and Analysis or Plan of Operation        21
Item 7.    Financial Statements                                             41
Item 8.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                      41
Item 8A.   Controls and Procedures                                          42

                                    PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act            43
Item 10.   Executive Compensation                                           49
Item 11.   Security Ownership of Certain Beneficial Owners and Management
               And Related Stockholder Matters                              51
Item 12.   Certain Relationships and Related Transactions                   53
Item 13.   Exhibits                                                         54
Item 14.   Principal Accountant Fees and Services                           56

Signatures                                                                  57
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

ITEM 1. DESCRIPTION OF BUSINESS

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

         Effective January 1, 2000, we entered into an agreement with Dr. Julian Ambrus, the son of Dr. Clara Ambrus who was the original founder of Hemex, Inc. Under this agreement, an invention and related patent rights for a method of removing HIV and other viruses from the blood were assigned to us. This invention further expands our intellectual property portfolio of patents that have been issued to us and other patents that have been filed by us and are pending approval. In addition to certain royalty payments equal to 8.75% of net sales of the patented product, the consideration for the acquired rights included the additional issuance of shares of our common stock to the inventors upon the issuance of the patent. The term of the agreement expires on the expiration date of the patents or any patent applications filed in connection with the invention. There have been no sales of the patented product as of July 5 2005. We initially issued 12,500 shares of restricted common stock to the inventors upon the execution of the agreement. On March 4, 2003, the related patent was issued and we issued 196,078 shares of restricted common stock to the inventors.

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

BUSINESS OF ISSUER

         We are a development stage medical device company that is focused on commercializing multiple applications of our Hemopurifier(TM) platform technology, which has been engineered to provide the immune response of clearing circulating viruses and toxins before the occurrence of cell and organ infection.

         The current focus is the development of the Hemopurifier(TM) as a post infection treatment for HIV/AIDS, Hepatitis-C, and pathogens that may be target for use in bio-terror attacks. To date, the Company has conducted and published studies that measure the ability of the Hemopurifier(TM) to capture HIV, Hepatitis-C, and gp120, which is a HIV surface protein that destroys immune cells. The studies have been published in the following journals: American Clinical Laboratories (November 2001), Journal of Theoretical Medicine (2002), Therapeutic Apheresis (2001) and Blood Purification (2003 and 2004). The Company has also presented pre-clinical human blood data which discussed the ability of the Hemopurifier(TM) to capture a variety of pox viruses related to human smallpox. All of the studies were conducted in our laboratory facilities under the supervision of Dr. Richard Tullis, our Chief Science Officer. The cost of materials required to perform each individual blood study did not exceed $100,000. Each of the studies encompassed the filling of hollow-fiber dialysis cartridges with antibodies/affinity agents that have been coupled to agarose beads and then sealed with the cartridge. As a result, the coupled antibodies/affinity agents surround the hollow-fibers, which typically have pores between 200-500 nanometers in size. Infected human blood was then circulated through the cartridge and data was obtained to verify the effectiveness of capturing targeted pathogens once they diffused through the fiber pores and were bound within the immobilized antibody/affinity agents. In pre-clinical testing, we have published that our HIV-Hemopurifier(TM) removed 55% of HIV from human blood in three hours and in excess of 85% of HIV in twelve hours. Additionally, the HIV-Hemopurifier(TM) captured 90% of gp120, a toxic protein that depletes human immune cells, during a one-hour pre-clinical blood study. We have also published pre-clinical blood studies of its HCV-Hemopurifier(TM), which documented the ability to capture 58% of the Hepatitis-C virus from infected blood in two hours. As referenced, we have also demonstrated similar effectiveness in capturing pox viruses related to human smallpox.

         The Company has also conducted animal studies to demonstrate the safety of the Hemopurifier(TM). These studies were conducted on New Zealand White Rabbits that received Hemopurifier(TM) treatments for periods up to five hours on nineteen different occasions as of June 1, 2005 without any material adverse events. The Hemopurifier(TM) is not a cure for HIV and Hepatitis-C, but serves as a disease management tool that mimics the immune response of clearing circulating viruses and toxins before cell and organ infection can occur. We are also conducting early stage research related to the Hemopurifier's(TM) ability to clear other pathogens that may be naturally occurring or have been defined as "Class A" pathogens because of their potential to be weaponized as bioterror agents. Each target application of the Hemopurifier(TM) will require regulatory approval before sales of the Hemopurifier(TM) may commence. Since inception, our only source of revenue has been grants from certain agencies of the Federal Government, subcontract revenue and sale of research and development. From the date of our inception through 1999, we received a total of $1,424,012 in grant income. No grant revenues have been received after 1999. Since then, from time to time, we have applied for, but have not been awarded, any such grants. Future income that may be derived as a result of grant submissions is likely to be a primary source of revenues until such time that our Hemopurifier(TM) has been approved for sale in the marketplace.

ANIMAL STUDIES

         On May 24, 2005, we disclosed the results of an animal safety study related to fifteen Hemopurifier(TM) treatment procedures that were performed on six different New Zealand white rabbits. Treatment times ranged from 45 minutes to five hours with an average treatment period of 2.9 hours in the study. Blood flow rates allowed for the entire blood system to circulate through the Hemopurifier(TM) every twenty minutes. In general, the animals tolerated the Hemopurifier(TM) treatment well and were able to move about freely within a restricted space. The most common interruption during the procedure was related to excessive animal movement that resulted in low arterial side pressures due to partial occlusion of the catheter. Such issues are not expected in human treatment. Blood studies of both a control dialysis cartridge and the Hemopurifier(TM) showed a general diminution of HCT, RBC and several other parameters except for Na+. In general, the control dialysis cartridge caused greater decreases in blood cells, metal ions and metabolites than did the Hemopurifier(TM). Blood changes between the control dialysis cartridge and the Hemopurifier(TM) were a 32% vs. 20% decrease in thrombocytes and a 12% decrease vs. an 18% increase in leukocytes respectively. In every case, the observed blood chemistry changes were temporary and subsided prior to the next treatment. The attending veterinarian felt that exposure of the rabbits to antigens present in a companion animal dialysis clinic but not normally present in the rabbit hatchery (i.e., dogs, cat and other animals undergoing treatment) was the likely explanation for the increase in leukocyte levels. Regardless, no infections were ever observed. On two occasions, core body temperature rose from 102.2F degrees to 105.2F degrees during the Hemopurifier(TM) treatment. However, simply moving the rabbits from their cages to the treatment facility also produced similar temperature elevations up to 105F degrees. Such data suggests that the temporary increase in temperature was not directly related to the Hemopurifier(TM) treatment. A decrease in thrombocytes is a common consequence associated with dialysis treatment. In conclusion, we did not observe any adverse events during the Hemopurifier(TM) animal study. The choice to utilize rabbits in the study was related to the similarity in the infection pathogenesis of rabbitpox with human smallpox. As smallpox efficacy studies are not allowed in humans, related animal studies are the primary challenge for market approval as a treatment countermeasure.

HUMAN CLINICAL STUDIES

         In February 2005, we announced plans to initiate clinical trials in India to treat persons infected with HIV (the AIDS virus)and HCV (the Hepatitis-C virus). Mr. Sunil Sawhney, the former Director of Boston Scientific India, and other regulatory advisors from Qualtran, LLC will manage these trials on our behalf.

         On June 9, 2005, we disclosed that our advisors at Qualtran reached an agreement with the Apollo Hospital in New Delhi to be a sponsor site for our HCV clinical trials in India. We also disclosed that we have manufactured and shipped our Hemopurifier(TM) technology to India for biocompatibility studies, which are now under way and should be completed by the end of July 2005. The near term goal of the HCV trial will be to demonstrate safety and observe early efficacy markers, including viral load reduction as a result of the direct clearance of circulating HCV by the Hemopurifier(TM). The patient treatment protocols developed for the trial were designed through a cooperative effort between our researchers and regulatory advisors in both India and the United States. We have not yet announced a site location for our HIV/AIDS studies in India. We intend to initiate human studies in the United States once we have obtained data from our trials in India that demonstrates a clinical benefit in patients treated with the Hemopurifier(TM).

THE HEMOPURIFIER(TM)

         The Hemopurifier(TM) is an expansive platform technology that converges the established scientific principles of affinity chromatography (method of selective capture of proteins, sugars, fats and organic compounds) and hemodialysis (artificial kidneys) as a means to augment the natural immune response of clearing infectious viruses and toxins from the blood before cells and organs can be infected. The therapeutic benefit that is targeted in each Hemopurifier(TM) application is the improvement of treatment outcomes through the reduction of viral load and preservation of the immune function. We believe that the Hemopurifier(TM) may also enhance and prolong the benefit of current infectious disease drug therapies, and can fill the void for patients that are not responsive to drug therapies. The Hemopurifier(TM) may also serve as a first line of defense in treating pathogens that are currently untreatable with drugs or vaccines. The Hemopurifier(TM) is also being positioned to treat patients that might become infected by a biological agent with no established drug or vaccine treatment.

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

         There are two issues in kidney dialysis as it is practiced today that limit its application to a wide array of toxins and pathogens. Both issues are related to the separation membranes. First, hemodialysis cartridges non-selectively remove substances of a particular size from the blood. Thus in addition to removing toxins, the dialyzer may also remove important substances that the body would prefer to retain. Second, many important toxins are too large to pass through the dialysis membrane and are therefore not removed even when it would be desirable.

         We have solved these problems by designing a Hemopurifier(TM) cartridge which has pores large enough to let the largest toxins pass through (i.e., particles as large as whole viruses), yet selective enough to remove only the targeted toxins. We employ the established principals of hollow-fiber dialysis cartridges, but with pores large enough to allow for circulating infectious virus and toxins to separate from the blood and diffuse through the fibers so that they may be captured by affinity agents or antibodies that surround the fibers. Since the blood serves as a transport mechanism for viruses to infect cells and organs, the Hemopurifier(TM) disrupts the viral infection cycle. Materials such as antibodies, which bind only to their corresponding antigen, provide selectivity, while the use of a sealed cartridge allows the process to use large pore sizes that are normally incompatible with kidney dialysis.

         The Hemopurifier(TM) platform technology is based on the immobilization of antibodies or affinity agents against infectious disease within hemodialysis cartridges that traditionally have been established for use in treating kidney failure. The typical cartridge is a clear plastic cylinder, approximately twelve inches long and one and one-half inch in diameter. Sealed within the cartridge are up to 10,000 hollow micro-fibers through which the blood flows during treatment. The walls of each fiber are porous so that pathogens can diffuse out of the blood to be captured by the antibodies or affinity agents that surround each of the fibers. The size of the fiber pores allows for the diffusion and capture of pathogens up to 500 nanometers in size.

         Importantly, the Hemopurifier(TM) cartridge does not require the development of any new equipment. The cartridge fits directly onto the global infrastructure of dialysis machines already located in hospitals and clinics.

INFECTIOUS DISEASE

         The current treatment for viral illnesses include vaccines and antiviral drugs. Vaccines have been the most successful in curing viral diseases (e.g., polio and smallpox). Unfortunately, newly emerging pathogens (e.g., SARS), highly mutable RNA viruses (e.g., HIV and Hepatitis C virus) and exotic viruses that might be used in terrorist attacks often do not have vaccine treatments. Similarly, antiviral drugs are often useful in controlling viral infections. However, there do not seem to be any general, broad-spectrum antiviral agents similar to penicillin for bacteria and viruses capable of rapidly developing drug resistant mutations. In addition, it generally takes years and hundreds of millions of dollars to develop vaccine and drug candidates that may or may not be approved by the FDA.

         We have submitted proposals to the NIH regarding the use of the Hemopurifier(TM) as a potential treatment for patients infected with HIV and Hepatitis-C. We also plan to submit other proposals to the NIH related to the use of the Hemopurifier(TM) as a countermeasure against biological weapons. We will make these submissions upon the completion of animal studies that suggest a potential relevance of the Hemopurifier(TM) as a treatment for pathogens considered to be the greatest threat as biological weapons. Additionally, we will seek beneficial relationships with other agencies and organizations upon the publication of animal studies related to the potential use of the Hemopurifier(TM) against biological weapon candidates. In this regard, we are developing a standard Hemopurifier(TM) to be utilized within the established infrastructure of dialysis machines, as well as Hemopurifiers(TM) that are designed to be wearable treatment cartridges. The initial application of the wearable cartridge relies on the blood pressure of the infected patient to drive the circulation of blood into the cartridge without the need for a pumping device such as a dialysis machine. Future generations of the Hemopurifier(TM) may involve the convergence of miniature cartridges with portable wearable pumps as a means to increase virus and toxin clearance through continuous blood circulation over extended periods time.

BIOLOGICAL WEAPONS

         On January 29, 2004, we announced that we are developing treatments to combat infectious agents that may be used in biological warfare and terrorism. This expands our intent to treat infectious diseases beyond HIV/AIDS and Hepatitis-C. We are working to design Hemopurifiers(TM) that can be rapidly deployed by armed forces as wearable post-exposure treatments on the battlefield, as well as dialysis-based treatments for civilian populations. We are focusing our bio-defense strategy on treating "Category A" agents, which are considered by the Centers for Disease Control (CDC) to be the worst bioterror threats. These agents include the viruses that cause Smallpox, hemorrhagic fevers such as Ebola and Marburg, the Anthrax bacteria, and Botulinum toxin. Each treatment device will be based on the same proprietary Hemopurifier(TM) filtration technology that is utilized in advancing our HIV/AIDS, and Hepatitis-C treatments.

         On March 4, 2004, we announced a cooperative development agreement with the National Center for Biodefense (NCBD) at George Mason University in Manassas, Virginia. The purpose of the agreement is to broaden scientific resources, and jointly pursue business and funding opportunities within the federal government. Under the terms of the agreement, each party will contribute to the preparation of proposals. One party will be designated as having the primary responsibility for the preparation of all technical and non-technical aspects of the proposal including but not limited to (i) marketing and promotional effort, (ii) proposal content, assembly and production, (iii) liaison with government customer personnel, and (iv) oral discussions and negotiations, if held. The party designated as the subcontractor shall contribute to the preparation of the proposal to the extent necessary to assure the inclusion of a thorough and accurate description of its responsibilities to the proposed project. We will each bear our own expenses for our own performance of proposal and related work under the cooperative agreement. There are proprietary data provisions which prohibit George Mason University and us from using certain information other than in the submission of proposals to government agencies or reports that must be submitted in connection with George Mason University's performance. The duration of the agreement last until earliest of the following events to occur:

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

MANUFACTURING

         We plan to manufacture in our current facilities a small number of cartridges sufficient to complete clinical trials. Ultimately we will outsource cartridge manufacturing to a GMP/ISO9001 compliant contract manufacturer. Hemopurifiers(TM) to treat pathogens that are bioweapons candidates will be sold directly to the U.S. military and the federal government. Sale of Hemopurifiers(TM) to treat HIV and Hepatitis C will be directed through organizations with established distribution channels.

HEAVY METAL TREATMENTS

         Prior to developing the Hemopurifier(TM) as a treatment for infectious disease, the original Hemopurifier(TM) treatment applications were focused on treat individuals burdened with heavy metal intoxicants. Products developed in this category include treatments for iron overload, aluminum intoxication, lead poisoning, and cisplatin removal. Cisplatin is a platinum compound used to treat cancers but can be toxic in large amounts. The plan to commercialize the iron and aluminum applications of the Hemopurifier(TM) were discontinued when our research and development activities were realigned. In fiscal year 2001, we realigned our research and development activities from developing Hemopurifiers(TM) to treat harmful metals to developing Hemopurifiers(TM) for the treatment of HIV/AIDS and Hepatitis-C. Additionally, our management changed as the Board of Directors appointed Mr. Joyce to replace Mr. Barry as the President and CEO in June of 2001. We are not currently pursuing the commercialization of these products as we are focused on developing infectious disease related Hemopurifiers(TM).

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

PATENTS

         Effective January 1, 2000, we entered into an agreement with a related party under which an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemopurifier(TM) were assigned to us by the inventors in exchange for a royalty to be paid on future sales of the patented product or process and shares of our common stock. On March 4, 2003, the related patent was issued and we issued 196,078 shares of restricted common stock. We have applied for and obtained several patents relating to our HIV-Hemopurifier(TM) and related technology. Any resulting medical device or process will require approval by the FDA, and we have not yet begun efforts to obtain FDA approval on any infectious disease related Hemopurifier(TM). Since many of our patents were issued in the 1980's, they may expire before FDA approval, if any, is obtained. However, we believe that certain patent applications filed and/or other patents issued more recently will help to protect the proprietary nature of the Hemopurifier(TM) treatment technology. The Hemopurifier(TM) is protected by seven issued patents in the United States, Europe and Japan. Three additional patent applications deal with treatments for virus infection and manufacturing methods. The following is a list of patents and patent applications we currently hold. Patent Issuance #7 below, and application #9 are exclusively licensed to us:

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

         2. Ambrus CA and Horvath C (1986) Removing heavy metal ions from blood. Europe No. 0,073,888 (Issued April 23, 1986).

         3. Ambrus CA and Horvath C (1986) Removing heavy metal ions from blood. Japan No: 110,047/82 (Issued June 7, 1994).

         4. Ambrus CA and Horvath C (1987) Blood purification. US Patent No. 4,714,556 (Issued December 22, 1987)

         5. Ambrus CA and Horvath C (1988) Blood purification. US Patent No. 4,787,974 (Issued November 29, 1988)

         6. Ambrus CA and Stadler A (2000) Process for immobilizing a chelator on silica device containing immobilized chelator and use thereof. US Patent 6,071,412 (Issued June 6, 2000).

         7. Ambrus JL and Scammurra D (2003) Method for removing HIV and other viruses from blood. US Patent 6,528,057 (Issued March 4,
                  2003);

         PATENT APPLICATIONS:

         8. Ambrus CA and Stadler A (2000) Process for immobilizing a chelator on silica device containing immobilized chelator and use thereof. International Application PCT/US99/17125

         9. Ambrus JL and Scamurra D (2003) Method for removing HIV and other viruses from blood. International Application PCT/US99/19448 (filed August 30, 1999)

         10. Tullis, R.H. (2003) Lectin affinity hemodialysis method for removal of HIV other viruses from blood. US Patent Application (filed January 3, 2003)

         The issued patents cover a range of applications of the Hemopurifier(TM) and variations thereof. The initial applications (Ambrus and Horvath, 1986 and related issues) refer to methods and constructions for removing heavy metals from blood. The U.S. patent will expire on September 16, 2006. The Japanese patent will expire on June 7, 2011. The European patent expired on April 23, 2003.

         Ambrus and Horvath (1987 and 1988) refer to methods and constructions for using modified hollow-fiber dialysis devices for removing antigenically reactive substances from blood (e.g., antibodies, antigens, toxins and pathogens such as bacteria or viruses). The first of these patents expired on March 13, 2005 and the second will expire on October 22, 2007.

         Ambrus and Stadler (2000) refers to improved methods for attaching chelators to glass beads (silica) in order to more efficiently remove heavy metals (e.g., iron, lead and aluminum). This patent will expire on July 27, 2018. Ambrus and Scammura (2003) is a patent that speaks to the removal of viruses and viral fragments from the blood of infected patients using a modified hollow-fiber dialysis device. This patent will expire in March 5, 2019. The European application is ongoing.

         Tullis R.H. (2003) is a patent application that covers the use of lectins as an improved means of removing HIV and other viruses from blood. Lectins are naturally occurring proteins that bind sugars and complex carbohydrates to form stable complexes. Lectins derived from plants, also known as plant antibodies, are immobilized within the Hemopurifier(TM) because of their known ability to selectively bind to HIV and other envelope viruses with sugar-based surfaces. This patent is not yet issued.

         Any resulting medical device or process will require approval by the FDA, and have not yet begun efforts to obtain FDA approval on any infectious disease related Hemopurifier(TM). Since many of our patents were issued in the 1980's, some have expired and others may expire before FDA approval, if any, is obtained. However, we do not believe that the near term expiration of certain patents will have an adverse material effect on our operations as we believe that certain patents applications filed and/or other patents issued more recently will help to protect the proprietary nature of the Hemopurifier(TM) treatment technology. Additionally, we intend to file new patents as improvements, modifications, or applications of our Hemopurifier(TM) technology occur.

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

COMPETITION

         We are advancing our Hemopurifier(TM) technology as a treatment to enhance and prolong current drug therapies by removing the viral strains that cause drug resistance. The Hemopurifier(TM) is also designed to prolong life for infected patients who have become drug resistant and have no other treatment options. Therefore, we do not believe that the Hemopurifier(TM) competes with the current drug therapy treatment standard. However, if the industry considered the Hemopurifier(TM) to be a potential replacement for drug therapy, then the marketplace for the Hemopurifier(TM) would be extremely competitive. We are also pursuing the development of Hemopurifiers(TM) to be utilized as treatment countermeasures against biological weapons. In this regard, we are targeting the treatment of pathogens in which current treatments are either limited or do not exist. We believe that we are the sole developer of viral filtration systems (Hemopurifiers(TM)) to treat HIV-AIDS, Hepatitis-C, and Biological weapons. However, we face competition from the producers of the following alternative treatment options for the biodefense industry:

         Antibiotics and Anti-Viral Drug Competition

         Antibiotics are the most immediately available first line of therapy for bacterial infections. Unfortunately, bacteria, previously controlled through the application of antibiotics, are developing widespread resistance to available treatments. Several bacteria have become completely resistant to many existing antibiotics and developing new antibiotics is a long, time consuming process. In addition, treatment with antibiotics poses problems such as being available in sufficient quantities, uncertainty of which antibiotics are appropriate to use, efficacy against the particular organism, adverse reactions, and, timely initiation of therapy and completion of treatment regimens.

         For viral infections, specific drugs can be effective, but there are no drugs that are effective against the broad-spectrum of known pathogenic viruses. At present, only a few antiviral drugs are available to treat the multitude of viruses that may be used as biological weapons. For example, Ribavirin is the treatment of choice for certain hemorrhagic fever viral infections, but has no current application to Ebola and Marburg infections. Some newer antiviral drugs have shown significant promise in animal models, and limited case reports in humans are encouraging. The lack of broad-spectrum antivirals takes on added significance in light of the ability of many viruses to rapidly develop resistance.

         Current efforts to define the genetic details of normal and pathogenic agents on a molecular level promise the hope of new points of attack. Genomic analysis of the viral pathogen and the animal model response to infection provide valuable information enabling the development of novel treatment and prevention strategies. However, even the rapid elucidation of the genetic structure of a specific pathogen does not provide sufficient information to design an effective cure. For example, while SARS has been known of for more than a year and several strains have had their complete genetic sequence determined, no effective treatment has yet emerged.

         One promising approach in drug development has been the advent of combinatorial chemistry, which provides the ability to rapidly synthesize huge libraries of related compounds, many of which have never been seen before. However, the real roadblock to progress is the need to laboriously screen each new compound for efficacy in fighting a particular disease. In that sense, combinatorial drugs confront the same problem as the traditional method of screening of plant and animal extracts for active compounds that block viral or bacterial replication.

         Thus while science can radically increase the number of drug candidates, the slow step will always be showing that they are both effective and safe. Even effective new drugs represent an irresistible selective pressure on natural and un-natural pathogens to develop resistance, something at which they are clearly very efficient.

         Vaccine Competition

         Historically, the most effective tool in controlling infections has been vaccines. Polio, measles, mumps and many other viral illnesses are now controllable and smallpox has been eradicated from nature. Licensed vaccines for hemorrhagic fever viruses are limited to yellow fever (though others are in the trial phase of approval). Promising vaccines are being tested for some of the other diseases, but research is hampered by the need to conduct the studies in secure laboratories.

         There are other problems with relying on vaccines as our primary protection against a biological weapons attack. While vaccination may be an effective prophylaxis in a military setting, it would not work for civilian populations for several reasons:

         o For vaccination to be effective, the target populate must be known and limited. Expense and logistical challenges would make it virtually impossible to vaccinate the entire population of the United States against even a single agent.

         o        The agent used would have to be known prior to its deployment.
                  With the exception of the smallpox vaccine, vaccination is of no use post-exposure to a pathogen.

         o Even if every person in the United States could be vaccinated, it would be impossible to vaccinate him or her against every agent for which a vaccine is available.

         o Even if a vaccine is available, it would only be useful if the agent involved has not been genetically altered so that it is drug or vaccine resistant.

         Vaccines that are both efficacious and safe are notoriously difficult to develop. History has shown that developing vaccines can be a slow process and may not even be possible for highly mutable pathogens like HIV and Hepatitis C. Moreover, current vaccine strategies often carry significant risk for complications. For example, smallpox vaccine, which uses attenuated strains of a live virus, can occasionally cause illness or death by infection from the very organism that usually provides protection.

         In terms of a bioterrorist attack, anthrax vaccine can serve as an example of our capability in treating a well recognized threat. Only one anthrax vaccine, licensed in 1970, is available. This vaccine, produced by the Bioport Corporation, consists of a membrane-sterilized culture filtrate of an avirulent, non encapsulated strain of anthrax. The data in support of the license consisted of a single field study. The vaccine efficacy was 92.5% effective in this small trial. In December 1985, 15 years after the vaccine was licensed, the FDA's advisory panel reviewed the efficacy of the anthrax vaccine but did not respond to the effectiveness of the current vaccine to inhalational exposure anthrax infection.

         The shortcomings of the current vaccine have spurred studies of new anthrax vaccine products. The new vaccines include protective antigen-based vaccines, e.g., purified protein from B. ANTHRACIS culture or live-attenuated spore vaccine. One of the immune correlates of protection of anthrax vaccines is likely to be the antibody response to protective antigen. However, the quantitative relation of anti-protective antigen antibody to protection has not been established in humans. The relationship between neutralization of protective antigen and the lethal effects of anthrax is currently being investigated by the Department of Defense.

         Because of the difficulties associated with classic vaccine development, new methods for generating vaccines are being researched. Recombinant DNA technology combined with combinatorial biochemistry is now being employed in an attempt to rapidly identify and develop vaccine candidates and passive immunotherapies. In the phage display system, cloned viral or bacterial proteins, or even cloned antibodies, are individually displayed on the surface of bacterial viruses. Phage proteins can be rapidly screened to find out which ones are the most immunologically reactive. Directed evolution can then be used to make even more effective antigenic materials. Even better, the best of these are already in a form that can be used to produce enough of the material to test in animals.

         The principal drawback to the system is the need to use fermentation techniques to produce sufficient quantities of purified material, uncontaminated by the organisms used to produce them. The amount of material required to inoculate a sizeable population requires large fermentation systems, which are expensive to set up and already in short supply. The restriction on medical fermentation capacity is already so severe that many companies have had to delay offering approved products to the public.

GOVERNMENT REGULATION

         The Hemopurifier(TM) is a medical device subject to extensive and rigorous regulation by FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. Therefore, we cannot assure that our Hemopurifier(TM) technology will successfully complete any regulatory clinical trial for any of our proposed applications.

         One of the main problems facing the FDA is and has been the need to ensure public safety while at the same time preventing unsafe treatments from reaching the public. The balance between these competing pressures has resulted in a long and deliberate process for approving new treatments, which is not responsive to the urgent need for new treatments presented in the era of bioterrorism. For most drugs, the principal research and development phases takes one to three years before a drug is even submitted to FDA for testing. The clinical research program takes two to 10 years, depending on the agent and clinical indication. The marketing application review period requires an average of one year. Once a product is approved for market, long-term post-marketing surveillance, inspections, and product testing must be performed to ensure the quality, safety, and efficacy of the product, as well as appropriate product labeling.

         FDA'S PREMARKET CLEARANCE AND APPROVAL REQUIREMENTS. Unless an exemption applies, each medical device we wish to commercialize in the United States will require either prior 510(k) clearance or a PMA from FDA. Medical devices are classified into one of three classes--Class I, Class II, or Class III--depending on the degree or risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring premarket approval. If any application of the Hemopurifier(TM) is not cleared as a 510(k), then it is likely that such applications will be classified as Class III medical device.

         510(k) CLEARANCE PATHWAY. When a 510(k) clearance is required, we must submit a premarket notification to FDA demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which FDA has not yet called for the submission of a PMA application. By regulation, FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, FDA will place the device, or the particular use, into Class III.

         PREMARKET APPROVAL PATHWAY. A PMA application must be submitted to FDA if the device cannot be cleared through the 510(k) process. The PMA application process is much more demanding than the 510(k) premarket notification process. A PMA application must be supported by extensive data, including but not limited to technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to FDA's satisfaction the safety and effectiveness of the device.

         After a PMA application is submitted and FDA determines that the application is sufficiently complete to permit a substantive review, FDA will accept the application for review. FDA has 180 days to review an "accepted" PMA application, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside FDA may be convened to review and evaluate the application and provide recommendations to FDA as to the approvability of the device. In addition, FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations. New PMA applications or PMA application supplements are required for significant modification to the manufacturing process, labeling and design of a device that is approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application and may not require as extensive clinical data or the convening of an advisory panel.

         CLINICAL TRIALS. Clinical trials are almost always required to support an FDA premarket application and are sometimes required for 510(k) clearance. In the United States, these trials generally require submission of an application for an Investigational Device Exemption, or IDE, to FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by FDA for a specific number of patients unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trial sites and in accordance with FDA regulations, including but not limited to those relating to good clinical practices. We are also required to obtain patients' informed consent that complies with both FDA requirements and state and federal privacy regulations. We, FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may not be equivocal or may otherwise not be sufficient to obtain approval of the product. Similarly, in Europe the clinical study must be approved by the local ethics committee and in some cases, including studies with high-risk devices, by the Ministry of Health in the applicable country.

         PERVASIVE AND CONTINUING REGULATION. After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

         o FDA's Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
         o labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;
         o clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;
         o medical device reporting, or MDR, regulations, which require that manufacturers report to FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and
         o post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

         After a device receives 510(k) clearance or a PMA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. FDA requires each manufacturer to make this determination initially, but FDA can review any such decision and can disagree with a manufacturer's determination.

         The MDR regulations also require that we report to FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury.

         FRAUD AND ABUSE. We may also directly or indirectly be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General, or OIG, has issued a series of regulations, known as the "safe harbors." These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable element of a safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

         INTERNATIONAL. International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.

         The primary regulatory environment in Europe is that of the European Union, which has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer's quality system and specific testing of the manufacturer's device. Such an assessment is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certifications are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking.

         Because we may market our products abroad, we will be subject to varying foreign regulatory requirements. Although international efforts are being made to harmonize these requirements, applications must currently be made in each country. The data necessary and the review time varies significantly from one country to another. Approval by the FDA does not ensure approval by the regulatory bodies of other countries nor does an approval in another country ensure approval by the FDA..

PRODUCT LIABILITY

         The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. We do not have clinical trial liability insurance coverage. There can be no assurance that future insurance coverage will be adequate or available. We may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability for mandatory damages could exceed the amount of our coverage. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

SUBSIDIARIES

         We have four dormant wholly-owned subsidiaries, Aethlon, Inc., Cell Activation, Inc., Syngen Research, Inc., and Hemex, Inc.

EMPLOYEES

         At March 31, 2005, we had seven full-time employees, comprised of our Chief Executive Officer, our Chief Science Officer, our Director of Administrative Services, two research associates, a senior bioengineer and laboratory manager. We utilize, whenever appropriate, contract and part time professionals in order to conserve cash and resources. We believe that our employee relations are good. None of our employees is represented by a collective bargaining unit.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 10, 2005, Aethlon Medical, Inc. (the "Company") held a special meeting of stockholders at the Company's executive offices for the following purposes: (1) to ratify the appointment of Squar, Milner, Reehl & Williamson, L.L.P ("Squar Milner"), as the Company's independent auditors for the fiscal year ending March 31, 2005 and (2) to approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock from 25,000,000 to 50,000,000. Stockholders holding an aggregate of 10,624,365 shares of common stock of the Company voted in favor to ratify the appointment of Squar Milner as the Company's independent auditors and stockholders holding an aggregate of 10,238,794 shares of common stock of the Company voted in favor of approving the amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 50,000,000. The number of shares voting in favor of the two proposals was sufficient for the approval of both proposals. The number of shares voting against and/or abstaining from the vote were as follows: Proposal 1: 80,776 shares; Proposal 2: 469,347 shares.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         LIMITED PUBLIC MARKET FOR SHARES OF COMMON STOCK

         Our Common Stock is quoted on the Over-The-Counter Bulletin Board. Our trading symbol is "AEMD."

Our Common Stock has had a limited and sporadic trading history.

The following table sets forth for the calendar period indicated the quarterly high and low bid prices for our Common Stock as reported by the OTCBB. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

                                                   HIGH              LOW
                                                   ----              ---
   2005
1st Quarter                                      $   0.50         $   0.25
2nd Quarter                                      $   0.33         $   0.22

   2004
4th Quarter                                      $   1.00         $   0.46
3rd Quarter                                      $   0.95         $   0.44
2nd Quarter                                      $   1.70         $   0.54
1st Quarter                                      $   4.25         $   0.37

   2003
4th Quarter                                      $   0.55         $   0.36
3rd Quarter                                      $   1.01         $   0.25
2nd Quarter                                      $   0.60         $   0.20
1st Quarter                                      $   0.56         $   0.15

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

         There are approximately 1,403 record holders of our Common Stock at June 24, 2005. The number of registered shareholders includes any beneficial owners of common shares held in street name.

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

CONVERTIBLE DEBT

         In March 2004, we issued a 10% convertible note to RP Capital, LLC an accredited investor, in the amount of $50,000 for cash. The note was due on April 30, 2004 and was converted at $0.44 per share in May 2004. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

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

         In April 2004, the Company issued 50,000 shares of restricted common stock to Fusion Capital Fund II, LLC, a accredited institutional investor, for a financing commitment to provide $6,000,000 under a registered private placement. In connection with the $6,000,000 financing the Company paid a fee to Fusion Capital in the amount of 418,604 shares of common stock. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In May 2004, the Company issued 225,000 shares of common stock at $0.44 per share and 225,000 warrants to purchase our common stock at a price of $0.76 per share to legal counsel for legal services in the amount of approximately $99,000. This transaction was exempt from registration pursuant to Section 4(2)of the Securities Act of 1933.

         In May 2004, a $50,000 10% convertible note was converted at $0.44 per share for 113,636 shares of common stock and 113,636 warrants to purchase our common stock at a price of $0.76 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In May 2004, we issued fourteen accredited investors a total of 1,529,545 shares of restricted stock at a price of $0.44 per share for cash totaling $673,000. In connection with the issuance of these shares, we granted the stockholders 1,529,545 warrants to purchase our common stock at a price of $0.76 per share. The warrants vested immediately and expire on fifth anniversary from the date of a registration statement covering the common stock underlying such warrants is declared effective. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In July 2004, we issued 10,715 shares of restricted common stock at $0.70 per share to an accredited individual for employee placement services in the amount of $7,500. This transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

         In July 2004, we issued 6,850 shares of restricted common stock at $0.73 per share to an accredited individual for consulting services on opportunities for our Hemopurifier(TM) within the biodefense marketplace in the amount of $5,000. This transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

         In August 2004, we issued a one-year warrant to purchase 7,000 shares of common stock at $0.55 per share to an accredited corporate entity in conjunction with a $6,000 fee for investor and public relations services. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933,

         In September 2004, we issued 479,513 shares of restricted common stock to LH Financial (Esquire Trade and Finance), an accredited investor, in conjunction with the conversion of $125,000 in principal amount of notes, plus accrued interest, at $0.34 per share, in accordance with their convertible note agreement. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In October 2004, we issued two $40,000 10% one year promissory notes each with 80,000 three-year warrants to purchase common stock at $0.50 and 44,444 three-year warrants to purchase common stock at $0.90 for cash in the total amount of $80,000 to two accredited individual investors. In accordance with GAAP, the proceeds of the financing have been allocated to the debt and the warrants, based on their relative fair values. Accordingly, a discount of $46,000 has been recorded as a reduction in the debt balance, and the off-setting credit has been recorded as additional paid-in capital. The debt discount is amortized and charged to interest expense over the life of the debt. At March 31, 2004, approximately $23,000 of such discount was unamortized and is included in notes payable in the accompanying consolidated balance sheet. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In October 2004, we issued a $50,000 10% one-year promissory note plus 100,000 three-year warrants to purchase common stock at $0.50 and 55,555 three-year warrants to purchase common stock at $0.90 for cash in the amount of $50,000 to an accredited individual investor. In accordance with GAAP, the proceeds of the financing have been allocated to the debt and the warrants, based on their relative fair values. Accordingly, a discount of $38,000 has been recorded as a reduction in the debt balance, and the off-setting credit has been recorded as additional paid-in capital. The debt discount is amortized and charged to interest expense over the life of the debt. At March 31, 2005, approximately $22,000 of such discount was unamortized and is included in notes payable in the accompanying consolidated balance sheet. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In November 2004, we issued 60,000 shares of restricted common stock to an accredited individual investor in connection with the exercise of 60,000 warrants at $0.25 per share for consideration of a $15,000 reduction in the principal amount of a 10% one-year promissory note. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In December 2004, the Company issued 461,667 shares of restricted common stock to two accredited individual investors in connection with the exercise of 461,667 warrants at $0.25 per share held by an institutional investor. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In December 2004, the Company repaid two $25,000 12% promissory notes, including accrued interest, through the issuance of 87,303 restricted common shares at $0.49 per share to each of two separate accredited individual investors. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In December 2004, the Company issued 20,000 shares of restricted common stock to an accredited individual investor in connection with the exercise of a warrant to purchase 20,000 shares of common stock at $0.25 per share for consideration of a $5,000 reduction in the principal amount of a 10% one-year note, resulting in a remaining note balance of $30,000 at December 31, 2004. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In December 2004, the Company issued 60,000 shares of restricted common stock at $0.50 per share under a consulting agreement with an accredited individualinvestor, for investor relations consulting services to the Company. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In January 2005, the Company issued 55,556 shares of restricted common stock at $0.36 per share and a warrant to purchase 55,556 shares of common stock at $0.44 per share for cash in the amount of $20,000 to an accredited individual investor. This transaction was exempt from registration pursuant to Section 4(2)of the Securities Act of 1933.

         In January 2005, the Company issued 66,666 shares of restricted common stock at $0.45 per share to an accredited individual investor under a consulting agreement for investor relations consulting services to the Company. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In January 2005, the Company issued 25,834 shares of restricted common stock to an accredited individual investor in connection with the exercise of a warrant to purchase 25,834 shares of common stock at $0.25 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In February 2005, the Company issued 139,063 shares of restricted common stock to an accredited individual investor in connection with the exercise of a warrant to purchase 139,063 shares of common stock at $0.25 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In February 2005, the Company issued 90,000 shares of restricted common stock at $0.27 per share and a three-year warrant to purchase 90,000 shares of common stock at $0.34 per share for cash in the amount of $24,300 to an accredited individual investor. This transaction was exempt from registration pursuant to Section 4(2)of the Securities Act of 1933.

                            EQUITY COMPENSATION PLANS

         SUMMARY EQUITY COMPENSATION PLAN DATA

         The following table sets forth March 31, 2005 information on our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

                                    (a)                      (b)                             (c)

Plan category             Number of securities to     Weighted-average             Number of securities
                          be issued upon exercise     exercise price of            remaining available
                          of outstanding options,     outstanding options,         for future issuance
                          warrants and rights (1)(2)  warrants and rights          under equity
                                                                                   compensation plans
                                                                                   (excluding securities
                                                                                   reflected in column
                                                                                   (a))(3)
Equity compensation
plans approved by
security holders                 47,500                    $2.75                          452,500

Equity compensation
plans not approved by
security holders (1)          9,927,229                     0.79                              N/A
                             -----------                   ------                         --------
            Totals            9,974,729                     0.82                          452,500

(1) The description of the material terms of non-plan issuances of equity instruments is discussed in Notes 4, 5 and 6 to the accompanying consolidated financial statements.

(2) Net of equity instruments forfeited, exercised or expired.

(3) This column does not include 143,828 shares of common stock that remain to be issued under the 2003 Consultant Stock Plan at March 31, 2005.

2000 STOCK OPTION PLAN

         Our 2000 Stock Option Plan (the "Plan"), adopted by us in August 2000, provides for the grant of incentive stock options (ISOs") to our full-time employees (who may also be Directors) and nonstatutory stock options ("NSOs") to non-employee Directors, consultants, customers, vendors or providers of significant services. The exercise price of any ISO may not be less than the fair market value of the Common Stock on the date of grant or, in the case of an optionee who owns more than 10% of the total combined voting power of all classes of our outstanding stock, not be less than 110% of the fair market value on the date of grant. The exercise price, in the case of any NSO, must not be less than 75% of the fair market value of the Common Stock on the date of grant. The amount reserved under the Plan is 500,000 options. At March 31, 2005, we had granted 47,500 options under the 2000 Stock Option Plan, with 452,500 available for future issuance.

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

         At March 31, 2005, 143,828 shares of common stock remain to be issued under the 2003 Consultant Stock Plan. To date we have issued 1,966,415 options (of which 637,800 have been exercised or cancelled) outside both the 2005 Directors Compensation Plan and 2000 Stock Option Plan.

2005 DIRECTORS COMPENSATION PROGRAM

         Upon the recommendation of our Compensation Committee, in February 2005, we adopted our 2005 Directors Compensation Program (the "Directors Compensation Program") which advances our interest by help us to obtain and retain the services of outside directors services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock.

         Under the Directors Compensation Program, a newly elected director will receive a one time grant of a non-qualified stock option of 1.5% of the common stock outstanding at the time of election. The options will vest one-third at the time of election to the board and the remaining two-thirds will vest equally at year end over three years. Additionally, each director will also receive an annual $25,000 non-qualified stock option retainer, $15,000 of which is to be paid at the first of the year to all directors who are on the Board prior to the first meeting of the year and a $10,000 retainer will be paid if a director attends 75% of the meetings either in person, via conference call or other electronic means. The exercise price for the options under the Directors Compensation Program will equal the average closing of the last ten (10) trading days prior to the date earned. At March 31, 2005 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors for a total of 5,303,275 options.

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

         We recorded consolidated net losses of ($2,096,951) or ($0.15) per common share and ($1,518,798) or ($0.19) per common share for the fiscal years ended March 31, 2005 and 2004, respectively.

         Our consolidated operating expenses for fiscal 2005 were $2,183,377 versus $995,549 for fiscal year 2004. This increase in operating expenses amounting to $1,187,828 or 119.00% is largely attributable to a increase in our professional fees by $409,050 or 120.4%, to $748,837, principally due to higher legal, accounting, technical and other professional services; an increase in payroll and related expenses by $582,838, or 139.6%, to $1,000,324, principally due to an increase in the salary of our CEO, CSO and the addition of full-time administrative and laboratory personnel since mid-year; and an increase in general and administrative expenses in the amount of $224,940, or 94.4% to $434,216, due to increased insurance, warrant expense and rent costs. Our capital equipment expenditures were approximately $30,000 in fiscal year 2005 and $5,000 in 2004.

PLAN OF OPERATION

         Our current plan of operation is to fund our anticipated increased research and development activities and operations for the near future through the common stock purchase agreement with Fusion Capital in May 2004, whereby Fusion Capital has committed to buy up to an additional $6,000,000 of our common stock over a 30-month period, that commenced, at our election, after the SEC declared effective a registration statement under Form SB-2 on December 7, 2004 covering such shares. In the fiscal year ended March 31, 2005, we received $440,000 under this arrangement. However, no assurance can be given that we will receive any additional funds under our agreement with Fusion Capital. Based on our projections of additional employees and equipment for operations and to complete research, development and testing associated with our Hemopurifier(TM) products, we anticipate that these funds will satisfy our cash requirements, including this anticipated increase in operations, in excess of the next twelve months. However, due to market conditions, and to assure availability of funding for operations in the long term, we may arrange for additional funding, subject to acceptable terms, during the next twelve months.

         We are a development stage medical device company that has not yet engaged in significant commercial activities. The primary focus of our resources is the advancement of our proprietary Hemopurifier(TM) platform treatment technology, which is designed to rapidly reduce the presence of infectious viruses and toxins in human blood. Our main focus during fiscal year 2004 was to prepare our HIV-Hemopurifier(TM) to treat HIV/AIDS, and our HCV-Hemopurifier(TM) to treat Hepatitis-C for human clinical trials. We are also working to advance pathogen filtration devices to treat infectious agents that may be used in biological warfare and terrorism. See "DESCRIPTION OF BUSINESS" above.

         We plan to continue our research and development activities related to our Hemopurifier(TM) platform technology, with particular emphasis on the advancement of our lead product candidates for the treatment of HIV/AIDS. We plan to continue our pre-clinical trials for both our HIV/AIDS Hemopurifier(TM) products as well as for our biodefense Hemopurifier(TM) products. We plan to conduct human clinical trials for HIV and HCV patients by early fall of 2005. We also plan to implement a regulatory strategy for the use of our Hemopurifier(TM) for biodefense treatments in fiscal year 2006 pursuant to a recent rule implemented by the FDA for medical countermeasures to weapons of mass destruction. Under this rule, in situations where it is deemed unethical to conduct efficacy studies in humans, a treatment can be reviewed for approval on the basis of efficacy in the most relevant animal species and safety data in humans.

         We expect to add additional employees in the next twelve months, as required to support our increased research and development effort that will include expanding our goal beyond treating infectious diseases HIV/AIDS and Hepatitis-C and new applications to combat infectious agents that may be used in biological warfare and terrorism. This will involve designing Hemopurifier(TM) products that can be rapidly deployed by armed forces as wearable post-exposure treatments on the battlefield, as well as dialysis-based treatments for civilian populations. This will entail developing the new treatment device based on the same proprietary Hemopurifier(TM) filtration technology that is utilized in advancing our HIV/AIDS, and Hepatitis-C treatments. An important part of this will include our cooperative agreement with the National Center for Biodefense at George Mason University to jointly pursue business and funding opportunities within the federal government.

         Accordingly, due to this increase in activity during the next twelve months, we anticipate continuing to increase our spending on research and development during this period. Additionally, associated with our anticipated increase in research and development expenditures, we anticipate purchasing additional amounts of equipment during this period to support our laboratory and testing operations.

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

         Convertible Notes and Notes

         At March 31, 2005 there are no convertible notes outstanding. At March 31, 2004, there were two convertible notes outstanding. One in the amount of $125,000, plus accrued interest, was converted to stock in September 2004. The second convertible note outstanding at March 31, 2004 in the amount of $50,000 was converted to stock in 2004.

         At March 31, 2005, there are $537,500 in principal amount of notes outstanding with 16 noteholders. Our 12% one year notes in the principal amount of $272,500, due between August 2000 and September 2001 have no acceleration provisions. We increased the interest to 15% in FY 2002. One 12% note in the amount of $12,500 and a 10% note in the amount of $10,000 were repaid in June and July 2004, respectively. Our remaining 10% note, in the principal amount of $5,000, was due May 2002. The 10% notes have no acceleration provisions. One two-month note in the amount of $150,000, due June 25, 2003, currently bears interest at 18%. The note's conversion rights have expired and it has no acceleration provisions. In October 2004, three 10% notes in the total amount of $130,000 were issued with warrants attached. In November and December 2004, principal amounts of $15,000 and $5,000, respectively, of a 10% note issued in October 2004 were used to pay for the exercise of warrants, resulting in a reduction in the principal amount of the note. In December 2004, the Company repaid two $25,000 12% promissory notes, including accrued interest, through the issuance of restricted common shares.

         Securities Issued for Services

         We have issued securities in payment of services to reduce our obligations and to avoid using our cash resources. In the year ended March 31, 2005 we issued 1,412,625 common shares for services. 854,978 of the shares issued were unregistered. We issued 468,604 restricted common shares for commitment and financing fees associated with the $6 million commitment from Fusion Capital; 225,000 restricted common shares for payment of legal services associated with the related private placement and Form SB-2 registration statement, 10,715 restricted common shares for employment placement fees; 143,809 restricted common shares were issued for investor relations and 6,850 restricted common shares were issued for technical consulting. In addition, 557,647 shares, registered under a Form S-8 registration statement, were issued as follows: for corporate and SEC legal advice, 356,547 shares; for regulatory and technical consulting, 132,236 shares; for employment placement fee, 46,364 shares and for achievement of employee goals and objectives, 22,500 shares. The value of services purchased with registered and restricted shares was approximately $337,000. The average price discount of common stock issued for these services, weighted by the number of shares issued for services in this period, was approximately 36%.

         In fiscal year 2004, we issued 335,714 restricted common shares consisting of 200,185 restricted common shares in payment of investor relations, consulting and services for investor research report on the Company and investor relations programs and investor meetings; 73,529 restricted common shares in payment of corporate legal services related to SEC filings, issuance of securities and general corporate matters; and 62,000 restricted common shares for consulting for biodefense marketing, and technical analytical services, all totaling approximately $138,000. The average price discount of common stock issued for services in this period, weighted by the number of shares issued for services in this period, was approximately 46%.

         Securities Issued for Debt

         We have also issued securities for debt to reduce our obligations to avoid using our cash resources. In the fiscal year ended March 31, 2005 we issued 847,755 common shares for repayment in full of notes, including accrued interest. The price discount of common stock issued for debt in this period, weighted by number of shares issued for conversion of debt in this period, was approximately 41%, partially due to a substantial discount in the conversion of the $125,000 convertible note in accordance with its original terms in 2001. In fiscal year 2004, we issued 813,365 shares of stock for debt. The average price discount of common stock issued for debt in this period, weighted by number of shares issued for conversion of debt in this period, was approximately 47%. The percentage excludes shares issued in one transaction determined by formula from a preexisting agreement.

         Prospects for Debt Conversion

         We seek, where possible, to convert our debt and accounts payable to stock and/or warrants in order to reduce our cash liabilities. Our success at accomplishing this depends on several factors including market conditions, investor acceptance and other factors, including our business prospects.

GOING CONCERN

         Our independent registered public accounting firm has stated in their audit report on our March 31, 2005 consolidated financial statements, that we have a working capital deficiency and a significant deficiency accumulated during the development stage. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

         Small Business Issuers are required to apply SFAS No. 123-R in the first interim or annual reporting period of the registrant's first fiscal year that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased on or after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. Management has not yet determined the future effect of FAS 123-R on its consolidated financial statements.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         SFAS 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provisions of this pronouncement relating to assets held for disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to sell or otherwise dispose of such asset, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements with respect to future disposal decisions, if any. Management believes noted no indicators requiring review for impairment during the year ended March 31, 2005.

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

RISK FACTORS

         An investment in our common shares involves a high degree of risk and is subject to many uncertainties. These risks and uncertainties may adversely affect our business, operating results and financial condition. In such an event, the trading price for our common shares could decline substantially, and you could lose all or part of your investment. In order to attain an appreciation for these risks and uncertainties, you should read this annual report in its entirety and consider all of the information and advisements contained in this annual report, including the following risk factors and uncertainties.

RISKS RELATING TO OUR BUSINESS

         WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECTLOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

         We have yet to establish any history of profitable operations. We have not had any revenues for the past three years. We have incurred annual operating losses of $2,183,377, $995,549 and $1,971,385, respectively, during the past three fiscal years of operation. As a result, at March 31, 2005, we had an accumulated operating deficit of $14,600,917. We have incurred net losses from continuing operations of $2,096,951, $1,518,798 and $2,361,116 for the fiscal years ending March 31, 2005, 2004 and 2003, respectively, during the past three years. As a result, at March 31, 2005, we had an accumulated deficit of $19,142,264. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Hemopurifier(TM) technology. No assurances can be given when or if this will occur or that we will ever be profitable.

         WE HAVE RECEIVED AN OPINION FROM OUR AUDITORS REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN

         Our independent auditors noted in their report accompanying our financial statements for our fiscal year ended March 31, 2005 that we had net losses since our inception, had a working capital deficit and that a significant amount of additional capital, approximately $5,000,000 as estimated by management, will be necessary to advance the development of our products to the point at which we may become commercially viable and stated that those conditions raised substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements addressed management's plans to address these matters. We cannot assure you that our business plans will be successful in addressing these issues. This opinion about our ability to continue as a going concern could affect our ability to obtain additional financing at favorable terms, if at all, as such an opinion may cause investors to lose faith in our long term prospects. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

         WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS.

         At March 31, 2005 and March 31, 2004, we had a working capital deficit of approximately $3,348,510 and $3,930,000, respectively. The independent auditors' report for the year ended March 31, 2005, includes an explanatory paragraph stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have a net operating cash flow deficit of $1,559,366 for the year ended March 31, 2005, a net operating cash flow deficit of $542,056 for the year ended March 31, 2004 and for the year ended March 31, 2003, a net operating cash flow deficit of $514,503. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations.

         In our agreement with Fusion Capital, we have the right to receive $10,000 per trading day unless our stock price equals or exceeds $1.00, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital does not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.25. We initially registered, pursuant to the Form SB-2, 7,431,819 shares for sale by Fusion Capital (excluding the warrant to purchase 568,181 shares of common stock, the 568,181 shares of common stock already purchased by Fusion Capital and the shares of common stock issuable to Fusion Capital as commitment shares). As a result, the market price of our common stock to Fusion Capital will have to average at least $.81 per share for us to receive, in addition to the $250,000 we have already received from Fusion Capital, the maximum proceeds of $6,250,000 without registering additional shares of common stock. Assuming a purchase price of $0.25 per share (the closing market price of our common stock on June 15, 2005) and the purchase by Fusion Capital of the full 7,431,819 shares under the common stock purchase agreement, the remaining proceeds to us, taking into account the $440,000 already purchased with 1,401,378 shares through March 31, 2005, would only be $1,507,610 in addition to the $250,000 we had already received before the SB-2 became effective, unless we choose to register more than 7,431,819 shares, which we have the right, but not the obligation, to do.

         The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the commercialization or licensing of our Hemopurifier(TM) technology. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive and if we are unable to commercialize and sell our Hemopurifier(TM) technology, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $6,000,000 under the common stock purchase agreement with Fusion Capital (in addition to the $250,000 we have already received), we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.

         WE MAY FAIL TO OBTAIN GOVERNMENT CONTRACTS TO DEVELOP OUR HEMOPURIFIER(TM) TECHNOLOGY FOR BIODEFENSE APPLICATIONS.

         The U.S. Government has undertaken commitments to help secure improved countermeasures against bioterrorism. We have submitted two Small Business Innovative Research (SBIR) grant proposals, one in 2002 and the other in April 2004, with the National Institutes of Health that relate to the use of our Hemopurifier(TM) as a countermeasure treatment against certain biological weapons and anticipate submitting further proposals on U.S. Government contracts. The first proposal in 2002 was reviewed but not scored. We expanded the proposal, submitted the proposal in 2004 and it was again reviewed but not scored. We intend to revise and resubmit the proposal in August 2005. We have not had any material discussions with the National Institutes of Health. According to the National Institutes of Health, approximately half of all proposals are not given a score. Proposals that are not scored are not eligible for funding. Proposals which are reviewed and scored may or may not be funded. The majority of SBIR proposals are therefore not funded. Delays in the review process come from several sources. There are only three SBIR application periods each year (April 1, August 1 and December 1). Since the review process takes four to six months to complete, two granting periods typically pass for each revision and response. For applications that are funded, an additional delay of six months is expected. We therefore should expect a response to the next proposal in February of 2006 and with approval, funding would be possible as early as September 2006.

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

         We cannot be certain of the timing or availability of any future funding from the U.S. Government, and substantial delays or cancellations of funding could result from protests or challenges from third parties once such funding is obtained. If we develop products utilizing our Hemopurifier(TM) platform technology that are approved by the U.S. Food and Drug Administration (the "FDA"), but the U.S. Government does not place sufficient orders for these products, our future business will be harmed.

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

         o        change certain terms and conditions in our contracts

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

         Our competitors are developing vaccine candidates, which could compete with the Hemopurifier(TM) medical device candidates we are developing. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases that we target that:

         o        are more effective;

         o        have fewer or less severe adverse side effects;

         o        are better tolerated;

         o        are more adaptable to various modes of dosing;

         o        are easier to administer; or

         o are less expensive than the products or product candidates we are developing.

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

         The Congress' passage of the Project BioShield Bill, a comprehensive effort to develop and make available modern, effective drugs and vaccines to protect against attack by biological and chemical weapons or other dangerous pathogens, may encourage competitors to develop their own product candidates. We cannot predict the decisions that will be made in the future by the various government agencies as a result of such legislation.

         Our competitors include fully integrated pharmaceutical companies and biotechnology companies as well as universities and public and private research institutions. Many of the organizations competing with us, have substantially greater capital resources, larger research and development staffs and facilities, greater experience in product development and in obtaining regulatory approvals, and greater marketing capabilities than we do.

         The market for medical devices is intensely competitive. Many of our potential competitors have longer operating histories, greater name recognition, more employees, and significantly greater financial, technical, marketing, public relations, and distribution resources than we have. This intense competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to develop, maintain and extend our current technology. Price concessions or the emergence of other pricing or distribution strategies of competitors may diminish our revenues (if any), adversely impact our margins or lead to a reduction in our market share (if any), any of which may harm our business.

         WE HAVE LIMITED MANUFACTURING EXPERIENCE.

         To achieve the levels of production necessary to commercialize our Hemopurifier(TM) products, we will need secure manufacturing agreements with manufacturers which comply with good manufacturing practices standards and other standards prescribed by various federal, state and local regulatory agencies in the U.S. and any other country of use.

         We have limited experience manufacturing products for testing purposes and no experience manufacturing products for large scale commercial purposes. We will likely outsource the manufacture of our Hemopurifier(TM) products to third parties operating FDA-certified facilities. To date, we have manufactured devices on a small scale for testing purposes. There can be no assurance that manufacturing and control problems will not arise as we attempt to commercialize our products or that such manufacturing can be completed in a timely manner or at a commercially reasonable cost. Any failure to surmount such problems could delay or prevent commercialization of our products and would have a material adverse effect on us.

         OUR HEMOPURIFER(TM) TECHNOLOGY MAY BECOME OBSOLETE.

         Our Hemopurifier(TM) products may be made unmarketable by new scientific or technological developments where new treatment modalities are introduced that are more efficacious and/or more economical than our Hemopurifier(TM) products. The Homeland Security industry is growing rapidly with many competitors trying to develop products or vaccines to protect against infectious disease. Any one of our competitors could develop a more effective product which would render our technology obsolete.

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

         WE ARE DEPENDENT FOR OUR SUCCESS ON A FEW KEY EXECUTIVE OFFICERS.OUR INABILITY TO RETAIN THOSE OFFICERS WOULD IMPEDE OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OFYOUR INVESTMENT.

         Our success depends to a critical extent on the continued services of our Chief Executive Officer, James A. Joyce, our Chief Financial Officer, Edward
C. Hall and our Chief Science Officer, Richard H. Tullis. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The loss of Dr. Tullis would harm the clinical development of our products due to his unique experience with the Hemopurifier(TM) technology. The loss of Dr. Tullis and/or Mr. Joyce would be detrimental to our growth as they possess unique knowledge of our business model and infectious disease which would be difficult to replace within the biotechnology field. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although Mr. Joyce and Mr. Tullis have signed employment agreements providing for their continued service to our company, these agreements will not preclude them from leaving our company. Mr. Hall is a part-time employee and his employment is severable by either party upon 30-days notice. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers.

         OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND COULD ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT.

         We currently have an extremely small staff comprised of seven full time employees consisting of our Chief Executive Officer, our Chief Science Officer, our Director of Administrative Services, two research associates, a senior bioengineer and a lab manager, as well as other personnel employed on a contract basis. Although we believe that these employees, together with the consultants currently engaged by our company, will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personal. Competition for these individuals, especially in San Diego where many bio-technology companies are located, is intense and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

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

         WE MAY HAVE DIFFICULTY IN ATTRACTING AND RETAINING MANAGEMENT AND OUTSIDE INDEPENDENT MEMBERS TO OUR BOARD OF DIRECTORS AS A RESULT OF THEIR CONCERNS RELATING TO THEIR INCREASED PERSONAL EXPOSURE TO LAWSUITS AND SHAREHOLDER CLAIMS BY VIRTUE OF HOLDING THESE POSITIONS IN A PUBLICLY-HELD COMPANY

         The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. We may lose potential independent board members and management candidates to other companies in the biotechnology field that have revenues or have received greater funding to date which can offer greater compensation packages. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with a limited operating history and limited resources, we may have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities

         IF WE FAIL TO COMPLY WITH EXTENSIVE REGULATIONS OF DOMESTIC AND FOREIGN REGULATORY AUTHORITIES, THE COMMERCIALIZATION OF OUR PRODUCT CANDIDATES COULD BE PREVENTED OR DELAYED.

         Our pathogen filtration devices, or Hemopurifier(TM) products, are subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. The determination of when and whether a product is ready for large scale purchase and potential use will be made by the government through consultation with a number of governmental agencies, including the FDA, the National Institutes of Health, the Centers for Disease Control and Prevention and the Department of Homeland Security. Our product candidates are in the pre-clinical and clinical stages of development and have not received required regulatory approval from the FDA to be commercially marketed and sold. The process of obtaining and complying with FDA and other governmental regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Such regulatory approval (if any) and product development requires several years. Despite the time and expense exerted, regulatory approval is never guaranteed. We also are subject to the following risks and obligations, among others.

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

         o serious adverse events related to our medical device candidates;

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

         We depend on independent clinical investigators to conduct our clinical trials. The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our product development programs. If independent investigators fail to devote sufficient time and resources to our product development programs, or if their performance is substandard, it may delay FDA approval of our medical device candidates. These independent investigators may also have relationships with other commercial entities, some of which may compete with us. If these independent investigators assist our competitors at our expense, it could harm our competitive position.

         THE APPROVAL REQUIREMENTS FOR MEDICAL PRODUCTS USED TO FIGHT BIOTERRORISM ARE STILL EVOLVING, AND WE CANNOT BE CERTAIN THAT ANY PRODUCTS WE DEVELOP, IF EFFECTIVE, WOULD MEET THESE REQUIREMENTS.

         We are developing product candidates based upon current governmental policies regulating these medical countermeasure treatments. For instance, we intend to pursue FDA approval of our proprietary pathogen filtration devices to treat infectious agents under requirements published by the FDA that allow the FDA to approve certain medical devices used to reduce or prevent the toxicity of chemical, biological, radiological or nuclear substances based on human clinical data to demonstrate safety and immune response, and evidence of effectiveness derived from appropriate animal studies and any additional supporting data. Our business is subject to substantial risk because these policies may change suddenly and unpredictably and in ways that could impair our ability to obtain regulatory approval of these products, and we cannot guarantee that the FDA will approve our proprietary pathogen filtration devices.

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

         Our previously planned products have not become marketable products due in part to our transition in 2001 from a focus on utilizing our Hemopurifier(TM) technology on treating harmful metals to treating infectious diseases prior to our having completed the FDA approval process. Our transition was made in order to focus on larger markets with an urgent need for new treatment and to take advantage of the sense of greater sense of urgency surrounding acute and chronic infectious diseases. Prior to initiating the development of infectious disease Hemopurifiers(TM), we successfully completed an FDA approved Phase I human safety trial of a Hemopurifier(TM) to treat aluminum and iron intoxication. Since changing the focus to infectious disease research, we have not initiated an FDA approved human clinical trial as the development of the technology is still continuing and will require both significant capital and scientific resources. Our pending products face similar challenges of obtaining successful clinical trials in route to gaining FDA approval prior to commercialization.

         Additionally, our limited financial resources hinder the speed of our product development due to personal constraints.

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

         POLITICAL OR SOCIAL FACTORS MAY DELAY OR IMPAIR OUR ABILITY TO MARKET OUR PRODUCTS.

         Products developed to treat diseases caused by or to combat the threat of bioterrorism will be subject to changing political and social environments. The political and social responses to bioterrorism have been highly charged and unpredictable. Political or social pressures may delay or cause resistance to bringing our products to market or limit pricing of our products, which would harm our business. Bioterrorism has become the focus of political debates especially with the upcoming presidential elections, both in terms of how to approach bioterrorism and the amount funding the government should provide for any programs involving homeland protection. Government funding for products on bioterrorism could be reduced which would hinder our ability to obtain governmental grants.

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

         In the case of patents, we cannot give you any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents. While we intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States. We can give you no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement. Similarly, we cannot give you any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial. Since many of our patents were issued in the 1980's, they may expire before FDA approval, if any, is obtained. However, we believe that certain patent applications filed and/or other patents issued more recently will help to protect the proprietary nature of the Hemopurifier(TM) treatment technology.

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

         THE PATENTS WE OWN COMPRISE A MAJORITY OF OUR ASSETS WHICH COULD LIMIT OUR FINANCIAL VIABILITY.

         The Hemopurifier(TM) is protected by seven issued patents, in the United States, Europe and Japan, six of which we own and one which we own the exclusive license. These patents comprise a majority of our assets. At March 31, 2005, our patents comprised 71.2% of all assets. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition as a majority of our assets would lose their value. Further, since our patents are written down over the course of their term until they expire, our assets comprised of patents will continually be written down until they lose value altogether.

         LEGISLATIVE ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

         There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy have increased our general and administrative costs as we have incurred increased legal and accounting fees to comply with such rule changes. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

         OUR PRODUCTS MAY BE SUBJECT TO RECALL OR PRODUCT LIABILITY CLAIMS.

         Our Hemopurifier(TM) products may be used in connection with medical procedures in which it is important that those products function with precision and accuracy. If our products do not function as designed, or are designed improperly, we may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, or an inappropriate design, we may be subject to lawsuits seeking significant compensatory and punitive damages. The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. We do not have clinical trial liability insurance coverage. There can be no assurance that future insurance coverage will to be adequate or available. We may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any product recall or lawsuit seeking significant monetary damages may have a material affect on our business and financial condition. Any liability for mandatory damages could exceed the amount of our coverage. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

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

         Our common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. As of June 30, 2005, our average trading volume per day for the past three months was approximately 58,657 shares a day with a high of 241,800 shares traded and a low of 5,600 shares traded. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

         Fusion Capital's purchase of $10,000 of our common stock each trading day could cause our common stock price to decline due to the additional shares available in the market, particularly in light of the relatively thin trading volume of our common stock. Using the closing price on June 15, 2005, of $0.25 as an example, Fusion Capital would be issued approximately 40,000 shares each trading day if we elected to have them purchase the daily purchase amount, whereas our average trading volume for the prior three months is 84,435 per day. The market price of our common stock could decline given our minimal average trading volume compared to the number of shares potentially issuable to Fusion Capital and the voting power and value of your investment would be subject to continual dilution if Fusion Capital purchases the shares and resells those shares into the market, although there is no obligation for Fusion Capital to sell such shares. Any adverse affect on the market price of our common stock would increase the number of shares issuable to Fusion Capital each trading day which would increase the dilution of your investment. Although we have the right to reduce or suspend Fusion Capital purchases at any time, our financial condition at the time may require us to waive our right to suspend purchases even if there is a decline in the market price. Sales of large amount of these shares in the public market could substantially depress the prevailing market prices for our shares, especially with our thin trading volume as there would be difficulty for the market to absorb the sale of such shares without an adverse effect on the share price. If that were to happen, the value of your investment could decline substantially.

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

         The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended June 30, 2005, the high and low sale prices of a share of our common stock were $1.00 and $0.22, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenues or profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology as viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

         OUR OFFICERS AND DIRECTORS OWN OR CONTROL APPROXIMATELY 15% EXCLUDING ALL OPTIONS AND WARRANTS EXERCISABLE WITHIN 60 DAYS OF JUNE 30, 2005) OF OUR OUTSTANDING COMMON SHARES, WHICH MAY LIMIT THE ABILITY OF YOURSELF OR OTHER SHAREHOLDERS, WHETHER ACTING INDIVIDUALLY OR TOGETHER, TO PROPOSE OR DIRECT THE MANAGEMENT OR OVERALL DIRECTION OF OUR COMPANY. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN YOU RECEIVING A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON SHARES.

         As of June 30, 2005 our officers and directors beneficially own or control approximately 15% (excluding all options and warrants exercisable within 60 days of June 30, 2005) of our outstanding common shares. These persons will have the ability to control substantially all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

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

         As of June 30, 2005, there are outstanding non-variable priced common share purchase options and warrants entitling the holders to purchase 11,101,158 common shares at a weighted average exercise price of $0.80 and $3.02, respectively per share. There are no shares underlying promissory notes convertible into common stock. The exercise price for all of the aforesaid warrants, may be less than your cost to acquire our common shares. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

         OUR ISSUANCE OF ADDITIONAL COMMON SHARES, OR OPTIONS OR WARRANTS TO PURCHASE THOSE SHARES, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

         We are entitled under our certificate of incorporation to issue up to 50,000,000 shares of common stock. After taking into consideration our outstanding common stock at June 30, 2005, we will be entitled to issue up to 31,193,772 additional common shares. Our board may generally issue shares of common stock, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our Board of Directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional shares of common stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

         OUR ISSUANCE OF ADDITIONAL COMMON SHARES IN EXCHANGE FOR SERVICES OR TOREPAY DEBT, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS AND COULD HAVE A NEGATIVE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

         Our board may generally issue shares of common stock to pay for debt or services, without further approval by our shareholders based upon such factors as our Board of Directors may deem relevant at that time. For the past three years, we issued a total of 2,861,123 shares for debt to reduce our obligations, including accrued interest. The average price discount of common stock issued for debt in this period, weighted by the number of shares issued for debt in such period was approximately 32%, 47% and 41% for the years ended 2003, 2004 and 2005, respectively. For the past three years we issued a total of 1,545,044 shares in payment for services. The average price discount of common stock issued for services for services in this period, weighted by the number of shares issued for services in such period was (54%), 46% and 36% for the years ended 2003, 2004 and 2005, respectively. It is likely that we will issue additional securities to pay for services and reduce debt in the future. We cannot give you any assurance that we will not issue additional shares of common stock under circumstances we may deem appropriate at the time.

         THE SALE OF OUR COMMON STOCK TO FUSION CAPITAL MAY CAUSE DILUTION AND THE SALE OF THE SHARES OF COMMON STOCK ACQUIRED BY FUSION CAPITAL COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

         The purchase price for the common stock to be issued to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares in this offering are freely tradable. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that the remaining shares under the agreement will be sold over a period of up to 30 months from December 7, 2004. Depending upon market liquidity at the time, a sale of shares at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock to Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

None.

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's March 31, 2005 Form 10-KSB. Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, our CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in our internal controls over financial reporting.

CHANGES IN CONTROLS AND PROCEDURES

         There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and Nasdaq. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file. We believe that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with, except Mr. Calvin Leung, one of our directors, filed a late Form 4 reporting the award of stock options to purchase 339,400 shares of our common stock.

         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The names, ages and positions of our directors and executive officers as of March 31, 2005 are listed below:

    NAMES                           TITLE OR POSITION                             AGE
    ---------------------------------------------------------------------------------
    James A. Joyce (1)              Chairman, President, Chief Executive          43
                                    Officer and Secretary

    Richard H. Tullis, PhD (2)      Vice President, Chief Science Officer         60
                                    and Director

    Edward C. Hall (3)              Vice President, Chief Financial Officer       64

    Franklyn S. Barry, Jr.          Director                                      65

    Edward G. Broenniman            Director                                      68

    Calvin M. Leung (4)             Director                                      67

         (1) Effective June 1, 2001, Mr. Joyce was appointed our President and Chief Executive Officer, replacing Mr. Barry, who continues as a member of the Board of Directors. Mr. Barry also served as a consultant to us on strategic business issues from June 1, 2001 to May 31, 2003.

         (2) Effective June 1, 2001, Dr. Tullis was appointed as our Chief Science Officer, replacing Dr. Clara M. Ambrus, who retired.

         (3) Effective August 14, 2002, Mr. Hall was elected our Vice President and Chief Financial Officer, replacing Robert S. Stefanovich, who resigned July 26, 2002.

         (4) Effective June 30, 2003, Mr. Leung was elected to our Board of Directors.

         Resumes of Management:

         James A. Joyce, Chairman, President and CEO
         -------------------------------------------

         Mr. Joyce is the founder of Aethlon Medical, and has been the Chairman of the Board and Secretary since March 1999. On June 1, 2001, our Board of Directors appointed Mr. Joyce with the additional roles of President and CEO. In 1992, Mr. Joyce founded and was the sole shareholder in James Joyce & Associates, an organization that provided management consulting and corporate finance advisory services to CEOs and CFOs of publicly traded companies. Previously, from 1989 to 1991, Mr. Joyce was Chairman and Chief Executive Officer of Mission Labs, Inc. Prior to that Mr. Joyce was a principal in charge of U.S. operations for London Zurich Securities, Inc. Mr. Joyce is a graduate from the University of Maryland.

         Edward C. Hall, Vice President, Chief Financial Officer
         -------------------------------------------------------

         Mr. Hall has been Vice President, Chief Financial Officer of the Company since August 2002, on a part-time basis. Mr. Hall spends time as CFO as required by the needs of the Company's business, which have increased in the last year. Currently, the time that Mr. Hall spends on our business ranges from several hours to several days per week, depending on the fluctuating financial management requirements of the business. Mr. Hall has held senior financial executive positions with both public and privately-held life sciences and technology companies for over 25 years. In the last five years, prior to his appointment as Chief Financial Officer of Aethlon Medical, he served as Vice President and Chief Financial Officer of three companies: Chromagen, Inc, a private biotech tools company which develops proteomic and genomic assays for use in drug discovery; Cytel Corporation, a public biotech company and developer of anti-inflammatory drugs and Medical Device Technologies, a public medical device company. Mr. Hall is also Vice President, Chief Financial Officer of Alliance Pharmaceutical Corp., a public research-based pharmaceutical development company, and he is a Partner of Tatum CFO Partners, LLP.

         Richard H. Tullis, Ph.D., Vice President, Chief Science Officer
         ---------------------------------------------------------------

         Dr. Tullis has been Vice President and a director of the Company since January 2000 and Chief Science Officer since June 2001. Dr. Tullis has extensive biotechnology management and research experience, and is the founder of Syngen Research, a wholly-owned subsidiary of Aethlon Medical, Inc. Previously, Dr. Tullis co-founded Molecular Biosystems, Inc., a former NYSE company. At Molecular Biosystems, Dr. Tullis was Director of Oligonucleotide Hybridization, Senior Research Scientist and Member of the Board of Directors. In research, Dr. Tullis developed and patented the first application of oligonucleotides to antisense antibiotics and developed new methods for the chemical synthesis of DNA via methoxy- hosphorochloridites. Dr. Tullis also co-developed the first applications of covalently coupled DNA-enzyme conjugates using synthetic oligonucleotides during his tenure at Molecular Biosystems. In 1985, Dr. Tullis founded, and served as President and CEO of Synthetic Genetics, Inc., a pioneer in custom DNA synthesis, which was sold to Molecular Biology Resources in 1991. Dr. Tullis also served as interim-CEO of Genetic Vectors, Inc., which completed its IPO under his management, and was co-founder of DNA Sciences, Inc., a company that was eventually acquired by Genetic Vectors. Dr. Tullis received his Ph.D. in Biochemistry and Cell Biology from the University of California at San Diego, and has done extensive post-doctoral work at UCSD, USC, and the University of Hawaii.

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

         Edward G. Broenniman
         --------------------

         Mr. Broenniman became a director of Aethlon Medical on March 10, 1999. Mr. Broenniman has 30 years of management and executive experience with high-tech, privately-held growth firms where he has served as a CEO, COO, or corporate advisor, using his expertise to focus management on increasing profitability and stockholder value. He is the Managing Director of The Piedmont Group, LLC, a venture advisory firm. Mr. Broenniman currently serves on the boards of two privately-held firms. His nonprofit Boards are the Dingman Center for Entrepreneurship's Board of Advisors at the University of Maryland, the National Association of Corporate Directors, National Capital Chapter and the Board of the Association for Corporate Growth, National Capital Chapter.

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

         Our Board of Directors has the responsibility for establishing broad corporate policies and for overseeing our overall performance. Members of the Board are kept informed of our business activities through discussions with the President and other officers, by reviewing analyses and reports sent to them, and by participating in Board and committee meetings. Our bylaws provide that each of the directors serves for a term that extends to the next Annual Meeting of Shareholders of the Company. Our Board of Directors presently has an Audit Committee and a Compensation Committee on each of which Messrs. Barry, Broenniman and Leung serve. Mr. Barry is Chairman of the Audit Committee, and Mr. Broenniman is Chairman of the Compensation Committee.

         Non-employee Board members are earning stock options and cash compensation according to the Directors Compensation Program approved in February 2005.

FAMILY RELATIONSHIPS.

         There are no family relationships between or among the directors, executive officers or persons nominated or charged by us to become directors or executive officers.

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

         REGULATORY AND CLINICAL ADVISOR

         Kenneth R. Michael, Pharm.D. R.A.C.
         -----------------------------------

         Dr. Michael is the President of KRM Associates LLC, a regulatory and clinical affairs consulting organization. He is the former VP of Regulatory Affairs and Quality Assurance at Siemens Medical Systems, and he is the founder, past President and Chairman of The Regulatory Affairs Professional Society. He is also the founder of the San Diego Regulatory Affairs Network.

         SCIENCE ADVISORY BOARD

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

         Joseph A. Bellanti, M.D.
         ------------------------

         Dr. Bellanti is the Director of the International Center for Immunology and Professor of Pediatrics at Georgetown University School of Medicine. He has authored over 400 scientific articles and 25 books and book chapters in the areas of Immunology and Virology. Dr. Bellanti's textbook, "Immunology," is used in medical and graduate schools throughout the country.

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

         Pedro Cuatrecasas, M.D.
         -----------------------

         Dr. Cuatrecasas was President of the Pharmaceutical Research Division of Parke-Davis Co., and Corporate Vice President for Warner Lambert Company from 1989 until his retirement in 1997. From 1986 to 1989, he served as SVP and Director of Glaxo Inc. For the prior ten years, he was VP/R&D and Director, of the Burroughs Wellcome Company. During his career in pharmaceutical research, he was involved in the discovery, development and marketing registration of more than 40 novel medicines. Dr. Cuatrecasas is widely recognized for the invention and development of affinity chromatography which is a method for the selective capture of proteins, sugars, fats and inorganic compounds. He is a member of the National Academy of Sciences, The Institute of Medicine, and the American Academy of Arts & Sciences, and he has authored more than 400 original publications.

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

         Members of the Scientific Advisory Board do not receive any monetary compensation for service on the Board. However, on occasion, the members may be awarded stock options.

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

CODE OF ETHICS.

         Our Board of Directors is in the process of preparing a code of ethics which would apply to all of our officers, directors and employees.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth compensation received for the fiscal years ended March 31, 2003 through 2005 by our Chief Executive Officer and all other executive officers.

                                                  LONG TERM COMPENSATION
                                          --------------------------------------


                                              ANNUAL COMPENSATION                 AWARDS             PAYOUTS
                                      ---------------------------------  -------------------------  ---------
                                                                                       SECURITIES     LONG        ALL
                                                                                       UNDERLYING     TERM       OTHER
NAMED EXECUTIVE OFFICER AND                                              RESTRICTED     OPTIONS    INCENTIVE     COMPEN-
PRINCIPAL POSITION            YEAR    SALARY(1)    BONUS      OTHER        STOCK        & SARS        PLAN       SATION
---------------------------  ------  ----------  ---------  ----------  ------------  -----------  ----------  ----------
James A. Joyce                2005    $187,291     $20,000     $  --         $  --      2,231,100      $  --       $ --
PRESIDENT AND CHIEF           2004     180,000        --          --            --             --         --         --
EXECUTIVE OFFICER             2003     180,000         --         --            --             --         --         --

Richard H. Tullis, Ph.D.      2005    $154,375     $15,000     $  --         $  --      1,734,350      $  --       $ --
VICE PRESIDENT AND CHIEF      2004     150,000          --        --            --             --         --         --
SCIENCE OFFICER               2003     150,000          --        --            --        250,000         --         --

Edward C. Hall (2)            2005     $54,635(2)   $   --     $  --         $  --             --      $  --       $ --
VICE PRESIDENT, CHIEF         2004      25,216          --        --            --             --         --         --
FINANCIAL OFFICER             2003      12,416          --        --            --             --         --         --

         (1) The remuneration described in the above table does not include our cost of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individuals that are extended to all of our employees in connection with their employment. Perquisites and other personal benefits, securities, or property received by an executive officer are either the lesser of $50,000 or 10% of the total salary and bonus reported for each named executive officer, except as otherwise disclosed.

         (2) Mr. Hall became a part-time employee and was elected our Chief Financial Officer on August 14, 2002. He is compensated on an hourly basis, a portion of which, amounting to $10,927 in fiscal 2005 was paid to Tatum CFO Partners, LLP , of which he is a partner. Tatum CFO Partners, LLP is paid a resource fee for making available its intellectual capital to Mr. Hall as CFO of the Company, including its on-line contact network and its proprietary financial data base.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANT TABLE

         The following table provides certain information with respect to individual grants during the last fiscal year to each of our named executive officers of common share purchase options or stock appreciation rights ("SARs") relating to our common shares:

                                 COMMON SHARES      AS PERCENTAGE OF
                              UNDERLYING GRANT OF     GRANTS TO ALL      EXERCISE OR
NAMED EXECUTIVE OFFICER        OPTIONS OR SARS         EMPLOYEES         BASE PRICE      EXPIRATION DATE
----------------------------- ------------------  -------------------  --------------  -------------------
James A. Joyce,
CHAIRMAN, PRESIDENT AND CEO         2,231,100              56.3           $0.38              2/23/2010

Richard H. Tullis, Ph.D,
VICE PRESIDENT, CHIEF
SCIENCE OFFICER                     1,734,350              43.7           $0.38              2/23/2010


Edward C. Hall
VICE PRESIDENT, CHIEF
FINANCIAL OFFICER                        0                  N/A           N/A                 N/A

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS EXERCISE AND VALUATION TABLE

         The following table sets forth the number of common stock options, both exercisable and unexercisable, held by each of our Named Executive Officers and the value of any in-the-money options at March 31, 2005, utilizing a value of $0.33 per share, the closing price of the Company's common stock on the Over-The-Counter Bulletin Board on March 31, 2005:

                                                                NUMBER OF SECURITIES
                                                                     UNDERLYING           VALUE OF UNEXERCISED
                                                                     UNEXERCISED              IN-THE-MONEY
                                       SHARES                       OPTIONS/SARS             OPTIONS/SARS
                                      ACQUIRED       VALUE          (EXERCISABLE/            (EXERCISABLE/
NAMED EXECUTIVE OFFICER             ON EXERCISE     REALIZED        UNEXERCISABLE)           UNEXERCISABLE)
--------------------------------  --------------  ------------  ------------------------  -------------------
James A. Joyce                         --               --        1,365,550  /1,115,550        $0  /  $0

Richard H. Tullis                      --               --        1,147,175  /867,175          $0  /  $0

Edward C. Hall                         --               --                N/A                    N/A

         EMPLOYMENT AGREEMENTS

         We entered into an employment agreement with Mr. Joyce effective April 1, 1999. Effective June 1, 2001, Mr. Joyce was appointed President and Chief Executive Officer and his base annual salary was increased from $120,000 to $180,000. Effective January 1, 2005, Mr. Joyce's salary was increased from $180,000 to $205,000 per year. Under the terms of the agreement, his employment continues at a salary of $205,000 per year for successive one year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement.

         We entered into an employment agreement with Dr. Tullis effective January 10, 2000. Effective June 1, 2001, Dr. Tullis was appointed our Chief Science Officer of the Company. His compensation under the agreement was modified in June 2001 from $80,000 to $150,000 per year. Effective January 1, 2005 Dr. Tullis' salary was increased from $150,000 to $165,000 per year Under the terms of the agreement, his employment continues at a salary of $165,000 per year for successive one-year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement. Dr. Tullis was granted 250,000 stock options to purchase our common stock in connection the completing certain milestones, such as the initiation and completion of certain clinical trials, the submission of proposals to the FDA and the filing of a patent application.

         Both Mr. Joyce's and Dr. Tullis' agreements provide for medical insurance and disability benefits, one year of severance pay if their employment is terminated by us without cause or due to change in our control before the expiration of their agreements, and allow for bonus compensation and stock option grants as determined by our Board of Directors. Both agreements also contain restrictive covenants preventing competition with us and the use of confidential business information, except in connection with the performance of their duties for the Company, for a period of two years following the termination of their employment with us.

         Effective August 14, 2002, Mr. Hall was elected our Vice President and Chief Financial Officer. His employment is subject to 30 days' notice, with no severance pay provisions, in accordance with his employment agreement. He receives no medical or other benefits from us.

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

         Under the Directors Compensation Program, adopted by us in February 2005, a newly elected director will receive a one time grant of a non-qualified stock option of 1.5% of the common stock outstanding at the time of election. The options will vest one-third at the time of election to the board and the remaining two-thirds will vest equally at year end over three years. Additionally, each director will also receive an annual $25,000 non-qualified stock option retainer, $15,000 of which is to be paid at the first of the year to all directors who are on the Board prior to the first meeting of the year and a $10,000 retainer will be paid if a director attends 75% of the meetings either in person, via conference call or other electronic means. The exercise price for the options under the Directors Compensation Program will equal the average closing of the last ten (10) trading days prior to the date earned. At March 31, 2005 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors for a total of 5,303,275 options.

         At March 31, 2005, we had granted 47,500 options under the 2000 Stock Option Plan, with 452,500 available for future issuance. At March 31, 2005 we had issued 5,303,275 options under the Directors Compensation Plan. We issued 1,966,415 options (of which 637,800 have been exercised or cancelled) outside both the 2005 Directors Compensation Plan and 2000 Stock Option Plan.

         At March 31, 2005, we had outstanding options to purchase 6,679,390 shares of our Common Stock. See Item 11, "Security Ownership of Certain Beneficial Owners and Management."

OUTSTANDING STOCK PURCHASE WARRANTS

Common Stock purchase warrants

         At March 31, 2005, we had outstanding a total of 2,833,834 warrants, exercisable at prices between $0.25 - 5.00 per share and with expiration dates from 2005 - 2010.

See Item 11, "Security Ownership of Certain Beneficial Owners and Management."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of June 30, 2005, information with respect to the shares of Common Stock beneficially owned by (i) each director nominee; (ii) each person (other than a person who is also a director nominee) who is an executive officer; and (iii) all executive officers and directors as a group. The term "executive officer" is defined as the President/Chief Executive Officer, Secretary, Chief Financial Officer/Treasurer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for the Company. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, excepted where otherwise noted:

                                                                          AMOUNT AND NATURE OF       PERCENT OF
TITLE OF CLASS                             NAME                        BENEFICIAL OWNERSHIP(1)(2)      CLASS
--------------         --------------------------------------------    --------------------------    ----------
Common Stock           Calvin M. Leung, Director
                       P.O. Box 2366                                       2,077,318 shares(3)          11.0%
                       Costa Mesa, CA 92628

Common Stock           James A. Joyce, Chief Executive Officer and
                       Director                                            1,965,550 shares(4)           9.7%
                       3030 Bunker Hill Street, Suite 4000,
                       San Diego, CA 92109

Common Stock           Richard H. Tullis, Chief Scientific Officer
                       and Director                                        1,202,175 shares(5)           6.0%
                       3030 Bunker Hill Street, Suite 4000,
                       San Diego, CA 92109

Common Stock           Franklyn S. Barry, Director
                       3030 Bunker Hill Street, Suite 4000,                655,084 shares(6)             3.4%
                       San Diego, CA 92109

Common Stock           Edward G. Broenniman, Director
                       3030 Bunker Hill Street, Suite 4000,                497,865 shares(7)             2.6%
                       San Diego, CA 92109

Common Stock           Edward C. Hall
                       3030 Bunker Hill Street, Suite 4000,                0 shares                        *
                       San Diego, CA 92109

All Current
Directors and
Executive Officers
as a Group (6                                                              6,397,992 Shares             28.7%
members)

*Less than 1%.


1. Based on 18,806,228 shares of Common Stock outstanding on the transfer records as of June 30, 2005.

2. Calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d)(1), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

3. Includes all shares owned by members of Mr. Leung's family and entities he controls, 10,000 warrants to purchase common stock at an exercise price of $3.00 and 30,675 stock options exercisable at $0.489 per share.

4. Includes 250,000 stock options exercisable at $1.90 per share and 1,115,550 stock options exercisable at $0.38 per share.

5. Includes 250,000 stock options exercisable at $1.90 per share, 30,000 stock options exercisable at $2.56 per share and 867,175 at $0.38 per share.

6. 30,675 stock options exercisable at $0.489 per share and 205,816 stock options exercisable at $0.38 per share.

7. Includes 53,885 shares owned by Mr. Broenniman's wife, his 3,000 stock options exercisable at $1.78, 2,500 stock options exercisable at $3.75, 30,675 stock options exercisable at $0.489 per share and 205,816 stock options exercisable at $0.38 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Franklyn S. Barry, Jr., a director and shareholder of Aethlon Medical, was engaged as a consultant to the Company on strategic and business issues from June 1, 2001 to May 31, 2003 and was paid $60,000 per year. Mr. Barry had been our original President and Chief Executive Officer and served in such capacities until 2001. When Mr. Barry stepped down as our President and Chief Executive Officer was owed severance equal to one year salary. The consulting agreement was in lieu of immediate payment to spread the payment of the course of the agreement and to ensure that Mr. Barry provided transition consultation to Mr. Joyce on company practices and maintained and manage relationships with certain employees and vendors. See Item 9, "Directors and Executive Officers" and Item 11, "Security Ownership of Certain Beneficial Owners and Management."

         Calvin M. Leung, a director and shareholder of Aethlon Medical, was previously engaged as our consultant providing as needed business advisory services to management, including business development services and introductions to potential investors and merger candidates, and he and his affiliates have invested approximately $939,500 in Aethlon Medical to date, through equity and convertible debt securities. $448,000 was invested via convertible promissory notes from November 2001 through May 2002. The notes accrued interest at rates ranging from 6.75% to 12% per annum. Mr. Leung invested $300,000 via the exercise of stock options received while our consultant for which he received 600,000 shares of restricted common stock. Mr. Leung and his affiliates also invested during 2003 a total of $146,500 in cash for 586,000 shares of our restricted common stock. Finally, Mr. Leung and his affiliates invested approximately $45,000 from September 2003 to February 2004 via the exercise of warrants that resulted in the issuance of 180,000 shares of our restricted common stock. Mr. Leung worked as our consultant from January 7, 2001 to January 7, 2003. We do not expect Mr. Leung to provide consulting services now that he is a member of our Board of Directors. He currently owns 2,036,643 of our common shares, 30,675 options to purchase common stock at $0.489 per share and 10,000 warrants to purchase common stock at an exercise price of $3.00 per share. (See ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT)

         Certain of our officers and other related parties have advanced us funds, agreed to defer compensation or paid expenses on behalf of us to cover short-term working capital deficiencies in the aggregate amount of approximately $1.5 million. Of this amount, our Chief Executive Officer, Mr. James A Joyce, is owed approximately $296,000 for deferred salary. In addition, we owe Dr. Richard H Tullis, our Chief Scientific Officer approximately $267,900 in deferred salary. We also owe our Chief Financial Officer, Mr. Edward C Hall, approximately $32,767 in deferred salary. We owe Mr. Franklyn S Barry, a director, a total of approximately $319,800 for deferred salary and consulting fees from pre-merger in 1999 through May 2003 and approximately $21,000 from accrued medical benefits. We owe approximately $69,000 to James Joyce and Associates, a company founded by our current Chief Executive Officer, for deferred consulting fees on services provided prior to our merger in 1999. We previously repaid Mr. Barry a total of $20,000 in cash. Additionally, we owe John Murray, our former Chief

Financial Officer, a total of approximately $25,000 for deferred salary and medical benefits for services rendered from September 2000 through May 2001. We owe Robert S. Stefanovich, a former Chief Financial Officer, a total of approximately $91,000 for deferred salary, vacation and medical benefits for services rendered from July 2001 until July 2002. Additionally, we owe Dr. Clara Ambrus, the founder of Hemex, Inc., approximately $190,500 for services rendered from pre-merger in 1999 through March 2002. We owe Edward Broenniman, a board member, and Linda Broenniman, his wife, an aggregate of approximately $119,000 for services rendered prior to our merger in 1999 and approximately $75,000 for unpaid expenses and advances to Hemex, Inc. prior to the merger with Aethlon Medical. Mr. Broenniman was repaid a total of $10,000 in July 2004 against this debt. We owe approximately $34,500 to directors for deferred directors' fees. These non interest-bearing liabilities have been included as due to related parties in the accompanying financial statements.

         Effective January 1, 2000, we entered into an agreement with Dr. Julian Ambrus, the son of Dr. Clara Ambrus, who was the original founder of Hemex, Inc. Under this agreement, an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemopurifier(TM) were assigned to us by the inventors in exchange for (a) a royalty to be paid on future sales of the patented product or process equal to 8.75% of net sales, as defined and (b) 12,500 shares of our restricted common stock. Upon the issuance of the first United States patent relating to the invention, we were obligated to issue an additional 12,500 shares of our restricted common stock to the inventors. If the market price of our common stock on the date the patent was issued was below $8 per share, the number of shares to be issued was that amount which equates to $100,000 of market value. On March 4, 2003, the related patent was issued and, as a result, we issued 196,078 shares of our restricted common stock. Such shares were recorded at par value since the original patent acquisition purchase transaction had been measured at $100,000 and recorded as "patents" in the March 2000 consolidated balance sheet. The 196,078 shares merely satisfied a contingent obligation under the original purchase agreement.

         We believe that each of the related party transactions above, due to their related party nature, are not necessarily on terms that would have been obtained from unaffiliated third parties.

ITEM 13. EXHIBITS

The following documents are filed as part of this report on Form 10-KSB:

1. Consolidated Financial Statements for the periods ended March 31, 2005 and 2004:

                    Independent Auditors' Reports
                    Consolidated Balance Sheet
                    Consolidated Statements of Operations
                    Consolidated Statements of Cash Flows
                    Consolidated Statements of Stockholders' Deficit Notes to Consolidated Financial Statements

2. Exhibits

         3.1      Articles of Incorporation of Aethlon Medical, Inc. (1)

         3.2      Bylaws of Aethlon Medical, Inc. (1)

         3.3 Certificate of Amendment of Articles of Incorporation dated March 28, 2000 (2)

         3.4 Certificate of Amendment of Articles of Incorporation dated June 13, 2005(3)

         10.1     Employment Agreement between Aethlon Medical, Inc. and James
                  A. Joyce dated April 1, 1999 (4)

         10.2 Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Aethlon, Inc. dated March 10, 1999 (5)

         10.3 Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Hemex, Inc. dated March 10, 1999 (5)

         10.4 Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Syngen Research, Inc. (6)

         10.5 Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Cell Activation, Inc. (7)

         10.6 Common Stock Purchase Agreement between Aethlon Medical, Inc. and Fusion Capital Fund II, LLC. (8)

         10.7 Registration Rights Agreement between Aethlon Medical, Inc. and Fusion Capital Fund II, LLC. (8)

         10.8 Form of Securities Purchase Agreement for Private Placement closing on June 7, 2004 (8)

         10.9 Form of Common Stock Purchase Warrant for Private Placement closing on June 7, 2004 (8)

         10.10 Form of Registration Rights Agreement for Private Placement closing on June 7, 2004 (8)

         10.11 Note Purchase Agreement by and between Aethlon Medical, Inc. and Fusion Capital Fund II, LLC, dated May 16, 2005.(9)

         10.12 Convertible Promissory Note by and between Aethlon Medical, Inc. and Fusion Capital Fund II, LLC, dated May 16, 2005.(9)

         10.13 Form of Common Stock Cashless Purchase Warrant for benefit of Fusion Capital Fund II, LLC, dated May 16, 2005. (9)

         10.14    2003 Consultant Stock Plan (10)

         10.15 Lease by and between Aethlon Medical, Inc. and San Diego Science Center (11)

         10.16 Consulting Agreement by and between Aethlon Medical, Inc. and Jean-Claude Chermann, PhD (11)

         10.17 Consulting Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry, Jr. (11)

         10.18 Patent License Agreement by and amongst Aethlon Medical, Inc., Hemex, Inc., Dr. Julian L. Ambrus and Dr. David O. Scamurra
                  (11)

         10.19 Employment Agreement by and between Aethlon Medical, Inc. and Dr.Richard H. Tullis (11)

         10.20 Employment Agreement by and between Aethlon Medical, Inc. and Edward C. Hall (11)

         10.21 Cooperative Agreement by and between Aethlon Medical, Inc. and George Mason University (12)

         10.22 Consulting Agreement by and between Aethlon Medical, Inc. and Dr. Charles Bailey (14)

         10.23 Consulting Agreement by and between Aethlon Medical, Inc. and Dr. Ken Alibek (14)

         10.24 Stock Option Agreement by and between Aethlon Medical, Inc. and James A Joyce*

         10.25 Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis*

         10.26 Stock Option Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry*

         10.27 Stock Option Agreement by and between Aethlon Medical, Inc. and Ed Broenniman*

         10.28 Stock Option Agreement by and between Aethlon Medical, Inc. and Calvin Leung*

         10.29    Warrant for the benefit of Richardson and Patel, LLP*

         21       List of subsidiaries (13)

         23.1 Consent of Independent Registered Public Accounting Firm (Squar, Milner, Reehl & Williamson, LLP) *

         31.1 Certification of our Chief Executive Officer and President, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

         31.2 Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

         32 Statement of our Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

* Filed herewith

---------------
(1)      December 18, 2000 and incorporated by reference.
(2) Filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000 and incorporated by reference.

(3) Filed with the Company's Current Report on Form 8-K, dated June 10, 2005 and incorporated by reference.

(4) Filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999 and incorporated by reference.

(5) Filed with the Company's Current Report on Form 8-K dated March 10, 1999 and incorporated by reference.

(6) Filed with the Company's Current Report on Form 8-K dated January 10, 2000 an incorporated by reference.

(7) Filed with the Company's Current Report on Form 8-K dated April 10, 2000 and incorporated by reference.

(8) Filed with the Company's Current Report on Form 8-K dated June 7, 2004 and incorporated by reference.

(9) Filed with the Company's Current Report on Form 8-K dated May 16, 2005 and incorporated by reference.

(10) Incorporated by reference from our Registration Statement on Form S-8 (File No. 333-114017) filed on March 29, 2004.

(11) Filed with the Company's Annual Report on Form 10-KSB/A for the year ended March 31, 2004 and incorporated by reference.

(12) Filed with the Company's Amendment No.2 to Registration Statement on Form SB-2 filed on October 28, 2004.

(13) Filed with the Company's Registration Statement on Form SB-2 filed on July 7, 2004.

(14) Filed with the Company's Amendment No. 3 to Registration Statement on Form SB-2 filed on November 24, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Squar, Milner, Reehl & Williamson LLP ("Squar Milner") for the annual audit of our consolidated financial statements as of and for the fiscal years ended March 31, 2005, and 2004 and fees billed for other services rendered by Squar Milner during such years:
                                      Fiscal Years Ended March 31,
                                        2005                2004
                                      -------             -------

         Audit Fees                   $63,140            $55,500
         Audit Related Fees            43,754              2,500 (1)
         Tax Fees                         -                  -
         All Other Fees                   -                  -
                                      ---------------------------
                                      $106,894            $58,000
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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of July, 2005.


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


       SIGNATURE                         TITLE                     DATE
       ---------                         -----                     ----

/S/ JAMES A. JOYCE                CHAIRMAN OF THE BOARD        July 13, 2005
-------------------------
    JAMES A. JOYCE

/S/ FRANKLYN S. BARRY, JR.        DIRECTOR                     July 13, 2005
--------------------------
    FRANKLYN S. BARRY, JR.

/S/ EDWARD G. BROENNIMAN          DIRECTOR                     July 13, 2005
--------------------------
    EDWARD G. BROENNIMAN

/S/ RICHARD H. TULLIS             DIRECTOR                     July 13, 2005
-------------------------
    RICHARD H. TULLIS

/S/ CALVIN M. LEUNG               DIRECTOR                     July 13, 2005
--------------------------
    CALVIN M. LEUNG

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005

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

Consolidated Statements of Cash Flows ..................................... F-8

Notes to Consolidated Financial Statements................................. F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aethlon Medical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Aethlon Medical, Inc. and Subsidiaries (the "Company"), a development stage company, as of March 31, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended and for the period from January 31, 1984 (Inception) to March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aethlon Medical, Inc. and Subsidiaries as of March 31, 2005 and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended and for the period from January 31, 1984 (Inception) to March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2005, the Company has negative working capital of approximately $3,349,000 and a deficit accumulated during the development stage of approximately $19,142,000. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                  /S/ SQUAR, MILNER, REEHL & WILLIAMSON, LLP

                  JUNE 27, 2005

                  NEWPORT BEACH, CALIFORNIA

--------------------------------------------------------------------------------------------
                           AETHLON MEDICAL, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                                 CONSOLIDATED BALANCE SHEET
                                       MARCH 31, 2005
--------------------------------------------------------------------------------------------

                                           ASSETS

CURRENT ASSETS
                      Cash                                                     $      8,625
                      Prepaid expenses                                               10,188
                                                                               ------------

TOTAL CURRENT ASSETS                                                                 18,813
                                                                               ------------
NON-CURRENT ASSETS
                      Property and equipment, net                                    30,366
                      Patents, net                                                  213,923
                      Other assets                                                   37,250
                                                                               ------------

TOTAL NONCURRENT ASSETS                                                             281,539
                                                                               ------------
                      TOTAL ASSETS                                             $    300,352
                                                                               ============


                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
                      Accounts payable and accrued liabilities                 $  1,307,512
                      Due to related parties                                      1,567,502
                      Notes payable, net of discounts                               492,309
                                                                               ------------

TOTAL CURRENT LIABILITIES                                                         3,367,323
                                                                               ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIT
                      Common stock, par value of $0.001, 25,000,000 shares
                        authorized; 17,014,696 issued and outstanding                17,015
                      Additional paid-in capital                                 16,058,278
                      Deficit accumulated during the development stage          (19,142,264)
                                                                               ------------

TOTAL STOCKHOLDERS' DEFICIT                                                      (3,066,971)
                                                                               ------------
                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $    300,352
                                                                               ============

--------------------------------------------------------------------------------------------
              SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.




----------------------------------------------------------------------------------------------------------
                                  AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                      (A Development Stage Company)
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND
                    FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2005
----------------------------------------------------------------------------------------------------------
                                                                                         JANUARY 31, 1984
                                                                                       (INCEPTION) THROUGH
                                                       2005                2004           MARCH 31, 2005
                                                  --------------------------------------------------------

Grant income                                      $         --         $         --         $  1,424,012
Subcontract income                                          --                   --               73,746
Sale of research and development                            --                   --               35,810
                                                  --------------------------------------------------------
                                                            --                   --            1,533,568

OPERATING EXPENSES
 Professional fees                                     748,837              339,787            4,386,541
 Payroll and related                                 1,000,324              417,486            6,570,834
 General and administrative                            434,216              238,276            3,945,579
 Impairment                                                 --                   --            1,231,531
                                                  --------------------------------------------------------
                                                     2,183,377              995,549           16,134,485
                                                  --------------------------------------------------------
OPERATING LOSS                                      (2,183,377)            (995,549)         (14,600,917)

OTHER (INCOME) EXPENSE
Interest expense                                       (86,426)             523,249            4,421,155
Interest income                                             --                   --              (17,415)
Other                                                       --                   --              137,607
                                                  --------------------------------------------------------
                                                       (86,426)             523,249            4,541,347
                                                  --------------------------------------------------------

NET LOSS                                          $ (2,096,951)        $ (1,518,798)        $(19,142,264)
                                                  ========================================================

Basic and diluted net loss attributable to
  common stockholders per share                   $      (0.15)        $      (0.19)
                                                  ==================================

Weighted average number of common
  shares outstanding                                14,037,341            8,181,612
                                                  ==================================

----------------------------------------------------------------------------------------------------------
                     SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.



-----------------------------------------------------------------------------------------------------------------------------------
                                             AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND
                               FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2005
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 ACCUMULATED
                                                    COMMON STOCK                ADDITIONAL          DURING             TOTAL
                                           -----------------------------         PAID IN         DEVELOPMENT        STOCKHOLDERS'
                                             SHARES            AMOUNT            CAPITAL            STAGE          EQUITY (DEFICIT)
                                           -----------       -----------       -----------       ------------      ----------------
Balance, January 31, 1984 (Inception)               --       $        --       $        --       $         --      $          --

Common stock issued for cash at $1
per share                                       22,000                22            26,502                 --             26,524

Common stock issued for cash at $23
per share                                        1,100                 1            24,999                 --             25,000

Common stock issued for cash at $86
per share                                          700                 1            59,999                 --             60,000

Common stock issued for cash at $94
per share                                          160                 1            14,999                 --             15,000

Common stock issued for cash at $74
per share                                          540                 1            39,999                 --             40,000

Common stock issued for cash at $250
per share                                        4,678                 5         1,169,495                 --          1,169,500

Capital contributions                               --                --           521,439                 --            521,439

Common stock issued for compensation
at $103 per share                                2,600                 3           267,403                 --            267,406

Conversion of due to related parties
to common stock at $101 per share                1,120                 1           113,574                 --            113,575

Conversion of due to related parties
to common stock at $250 per share                1,741                 2           435,092                 --            435,094

Effect of reorganization                     2,560,361             2,558            (2,558)                --                 --

Common stock issued in connection with
employment contract at $8 per share             65,000                65           519,935                 --            520,000

Common stock issued in connection with
the acquisition of patents at $8 per
share                                           12,500                13            99,987                 --            100,000

Warrants issued to note holders in
connection with notes payable                       --                --           734,826                 --            734,826

Warrants issued for services                        --                --             5,000                 --              5,000

Net loss                                            --                --                --         (4,746,416)        (4,746,416)

BALANCE, MARCH 31, 2000                      2,672,500             2,673         4,030,691         (4,746,416)          (713,052)

Common stock and options issued in
connection with acquisition of Cell
Activation, Inc. at $7.20 per share             99,152                99         1,067,768                 --          1,067,867

Warrants issued to note holders in
connection with notes payable                       --                --           218,779                 --            218,779

Warrants issued to promoter in
connection with notes payable                       --                --           298,319                 --            298,319

Beneficial conversion feature of
convertible notes payable                           --                --           150,000                 --            150,000

Warrants issued to promoter in
connection with convertible notes
payable                                             --                --           299,106                 --            299,106

Options issued to directors for
services as board members                           --                --            14,163                 --             14,163

Options and warrants issued for
services                                            --                --           505,400                 --            505,400

Common stock issued for services at
$3 per share                                     5,500                 5            16,495                 --             16,500

Common stock issued for cash at $1
per share                                      100,000               100            99,900                 --            100,000

Net loss                                            --                --                --         (4,423,073)        (4,423,073)
                                           -----------       -----------       -----------       ------------      ----------------

BALANCE, MARCH 31, 2001                      2,877,152      $      2,877      $  6,700,621       $ (9,169,489)      $ (2,465,991)

-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                              F-4



-----------------------------------------------------------------------------------------------------------------------------------
                                             AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND
                           FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2005 (CONTINUED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 ACCUMULATED
                                                    COMMON STOCK                ADDITIONAL          DURING             TOTAL
                                           -----------------------------         PAID IN         DEVELOPMENT        STOCKHOLDERS'
                                             SHARES            AMOUNT            CAPITAL            STAGE          EQUITY (DEFICIT)
                                           -----------       -----------       -----------       ------------      ----------------

BALANCE, MARCH 31, 2001                      2,877,152      $      2,877      $  6,700,621       $ (9,169,489)      $ (2,465,991)

Common stock, warrants and options
issued for accounts payable and
accrued liabilities                             21,750                22           243,353                 --            243,375

Common stock issued for services at
$2.65 per share                                  6,038                 6            15,994                 --             16,000

Common stock issued for cash at $1.00
per share, net of issuance costs of
$41,540 paid to a related party                730,804               731           688,533                 --            689,264

Common stock issued for services at
$2.75 per share                                 10,000                10            27,490                 --             27,500

Common stock issued in connection with
license agreement at $3.00 per share             6,000                 6            17,994                 --             18,000

Common stock issued to holder of
convertible notes payable at $3.00
per share                                       70,586                71           211,687                 --            211,758

Options issued to directors for
services as board members                           --                --             7,459                 --              7,459

Common stock issued for cash at $1.50
per share, net of issuance costs
of $2,500                                       16,667                17            22,483                 --             22,500

Beneficial conversion feature of
convertible notes payable                           --                --           185,000                 --            185,000

Common stock issued for conversion of
convertible notes payable and accrued
interest at an average price of
$1.24 per share                                134,165               134           166,352                 --            166,486

Common stock issued for services at
$2.72 per share                                  9,651                10            26,240                 --             26,250

Options issued to consultant for
services                                            --                --           562,000                 --            562,000

Common stock and warrants for services
at $1.95 per share                              62,327                62           161,475                 --            161,537

Common stock issued for services at
$1.90 per share                                  9,198                 9            17,491                 --             17,500

Stock options exercised for cash               400,000               400           199,600                 --            200,000

Warrants issued to note holders for
90-day forebearance                                 --                --           118,000                 --            118,000

Common stock and warrants issued to
note holders and vendors in the
debt-to-equity conversion program at
$1.25 per share                                816,359               816         1,623,635                 --          1,624,451

Other warrant transactions                          --                --           (32,715)                --            (32,715)

Net loss                                            --                --                --         (3,995,910)        (3,995,910)
                                           -----------       -----------       -----------       ------------      ----------------

BALANCE - MARCH 31, 2002                     5,170,697      $      5,171      $ 10,962,692       $(13,165,399)      $ (2,197,536)

-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                                F-5



-----------------------------------------------------------------------------------------------------------------------------------
                                             AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND
                           FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2005 (CONTINUED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 ACCUMULATED
                                                    COMMON STOCK                ADDITIONAL          DURING             TOTAL
                                           -----------------------------         PAID IN         DEVELOPMENT        STOCKHOLDERS'
                                             SHARES            AMOUNT            CAPITAL            STAGE          EQUITY (DEFICIT)
                                           -----------       -----------       -----------       ------------      ----------------

BALANCE - MARCH 31, 2002                     5,170,697      $      5,171      $ 10,962,692       $(13,165,399)      $ (2,197,536)

Proceeds from the issuance of common
stock at $0.50 per share in connection
with the exercise of options                   200,000               200            99,800                 --            100,000

Interest expense related to beneficial
conversion feature                                  --                --           150,000                 --            150,000

Pro-rata value assigned to warrants
issued in connection with conversion of
accounts payable                                    --                --            71,000                 --             71,000

Pro-rata value assigned to warrants
issued in connection with note payable              --                --            30,000                 --             30,000

Issuance of common stock at $1.25 per
share in connection with the conversion
of accounts payable                            150,124               150           187,505                 --            187,655

Issuance of common stock at $1.25 per
share in connection with the conversion
of notes payable                               420,000               420           104,580                 --            105,000

Estimated fair market value of options
issued for services                                 --                --           114,000                 --            114,000

Issuance of common stock at $0.25 per
share for cash                                 461,600               462           114,938                 --            115,400

Issuance of common stock at $0.26 per
share for cash                                  19,230                19             4,981                 --              5,000

Issuance of common stock at $1.25 per
share for cash                                   8,000                 8             9,992                 --             10,000

Issuance of common stock at $0.65 per
share for services                              69,231                69            44,931                 --             45,000

Issuance of common stock at $0.51 per
share for services                             196,078               196            99,804                 --            100,000

Adjustment booked                                   --                --          (100,000)           100,000                 --

Net loss                                            --                --                --         (2,461,116)        (2,461,116)
                                           -----------       -----------       -----------       ------------      ----------------

BALANCE - MARCH 31, 2003                     6,694,960      $      6,695      $ 11,894,223       $(15,526,515)      $ (3,625,597)

-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                                F-6



-----------------------------------------------------------------------------------------------------------------------------------
                                             AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND
                           FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2005 (CONTINUED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 ACCUMULATED
                                                    COMMON STOCK                ADDITIONAL          DURING             TOTAL
                                           -----------------------------         PAID IN         DEVELOPMENT        STOCKHOLDERS'
                                             SHARES            AMOUNT            CAPITAL            STAGE          EQUITY (DEFICIT)
                                           -----------       -----------       -----------       ------------      ----------------

BALANCE - MARCH 31, 2003                     6,694,960       $     6,695       $ 11,894,223      $(15,526,515)     $  (3,625,597)

Proceeds from the issuance of common
stock at $0.25 per share in connection
with the exercise of warrants                  540,000               540           134,460                 --            135,000

Issuance of common stock at $0.25 per
share in connection with the conversion
of notes payable, including interest
of $15,099                                     300,397               300            74,799                 --             75,099

Issuance of common stock at $0.35 per
share in connection with the conversion
of notes payable, including interest
of $59,827                                     813,790               814           284,013                 --            284,827

Issuance of common stock at $0.50 per
share in connection with the conversion
of notes payable, including interest
of $509                                         11,017                11             5,498                 --              5,509

Issuance of common stock at $0.42 per
share in connection with the conversion
of notes payable, including interest
of $696                                         13,725                14             5,682                 --              5,696

Issuance of common stock at $0.65 per
share in connection with the conversion
of notes payable, including interest
of $5,088                                       27,059                27            17,561                 --             17,588

Issuance of common stock at $0.25 per
share in connection with the conversion
of notes payable, including interest
of $15,416                                     461,667               462           114,954                 --            115,416

Issuance of common stock at $0.25 per
share for cash                               1,226,000             1,226           305,274                 --            306,500

Issuance of common stock at $0.30 per
share for cash                                 180,000               180            53,820                 --             54,000

Issuance of common stock at $0.525 per
share for cash                                  40,000                40            20,960                 --             21,000

Issuance of common stock at $1.125 per
share for cash                                   5,000                 5             5,620                 --              5,625

Issuance of common stock at $0.25 per
share for services                              10,000                10             2,490                 --              2,500

Issuance of common stock at $0.34 per
share for services                              73,529                73            24,927                 --             25,000

Issuance of common stock at $0.40 per
share for services                              62,000                62            24,763                 --             24,825

Issuance of common stock at $0.45 per
share for services                             185,185               185            83,148                 --             83,333

Issuance of common stock at $0.50 per
share for services                               5,000                 5             2,495                 --              2,500

Interest expense related to beneficial
conversion feature                                  --                --           324,800                 --            324,800

Net loss                                            --                --                --         (1,518,798)        (1,518,798)
                                           -----------       -----------       -----------       ------------      ----------------

BALANCE - MARCH 31, 2004                    10,649,329       $    10,649      $ 13,379,487       $(17,045,313)      $ (3,655,177)

-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                                F-7



-----------------------------------------------------------------------------------------------------------------------------------
                                             AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND
                           FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2005 (CONTINUED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 ACCUMULATED
                                                    COMMON STOCK                ADDITIONAL          DURING             TOTAL
                                           -----------------------------         PAID IN         DEVELOPMENT        STOCKHOLDERS'
                                             SHARES            AMOUNT            CAPITAL            STAGE          EQUITY (DEFICIT)
                                           -----------       -----------       -----------       ------------      ----------------

BALANCE - MARCH 31, 2004                    10,649,329        $   10,649       $13,379,487       $(17,045,313)      $ (3,655,177)

Proceeds from the issuance of common
stock at $0.25 per share in connection
with the exercise of warrants                1,126,564             1,127           280,515                 --            281,642

Issuance of common stock at $0.44 per
share for cash                               1,415,909             1,416           621,584                 --            623,000

Issuance of common stock at $0.25 per
share for cash                                  40,233                40             9,960                 --             10,000

Issuance of common stock at $0.28 per
share for cash                                  35,947                36             9,964                 --             10,000

Issuance of common stock at $0.29 per
share for cash                                  69,431                69            19,931                 --             20,000

Issuance of common stock at $0.32 per
share for cash                                  94,449                94            29,906                 --             30,000

Issuance of common stock at $0.33 per
share for cash                                  60,620                61            19,939                 --             20,000

Issuance of common stock at $0.35 per
share for cash                                 172,824               173            59,826                 --             59,999

Issuance of common stock at $0.36 per
share for cash                                 223,756               224            79,776                 --             80,000

Issuance of common stock at $0.37 per
share for cash                                 108,079               108            39,892                 --             40,000

Issuance of common stock at $0.38 per
share for cash                                  26,549                27             9,973                 --             10,000

Issuance of common stock at $0.39 per
share for cash                                  51,748                52            19,948                 --             20,000

Issuance of common stock at $0.40 per
share for cash                                  25,233                25             9,975                 --             10,000

Issuance of common stock at $0.42 per
share for cash                                 143,885               144            59,857                 --             60,001

Issuance of common stock at $0.43 per
share for cash                                  70,467                70            29,930                 --             30,001

Issuance of common stock at $0.45 per
share for cash                                  22,455                22             9,978                 --             10,000

Issuance of common stock at $0.46 per
share for cash                                  43,944                44            19,956                 --             20,000

Issuance of common stock at $0.47 per
share for cash                                 128,836               129            59,872                 --             60,001

Issuance of common stock at $0.52 per
share for cash                                  95,502                96            49,904                 --             49,999

Issuance of common stock with warrants
at $0.36 per unit for cash                      55,556                56            19,944                 --             20,000

Issuance of common stock at $0.27 per
share for cash                                  90,000                90            24,210                 --             24,300

Issuance of common stock at $0.50 per
share for cash                                   3,000                 3             1,497                 --              1,500

Issuance of common stock to Fusion
Capital for "commitment" shares                 50,000                50               (50)                --                 --

-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                                F-8



-----------------------------------------------------------------------------------------------------------------------------------
                                             AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND
                           FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2005 (CONTINUED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 ACCUMULATED
                                                    COMMON STOCK                ADDITIONAL          DURING             TOTAL
                                           -----------------------------         PAID IN         DEVELOPMENT        STOCKHOLDERS'
                                             SHARES            AMOUNT            CAPITAL            STAGE          EQUITY (DEFICIT)
                                           -----------       -----------       -----------       ------------      ----------------

Issuance of common stock to Fusion
Capital for fees                               418,604               419              (419)                --                 (0)

Issuance of common stock at $0.34 per
share in connection with the conversion
of notes payable, including interest
of $38,371                                     479,513               480           162,891                 --            163,371

Issuance of common stock at $0.44 per
share in connection with the conversion
of notes payable                               113,636               114            49,886                 --             50,000

Issuance of common stock at $0.25 per
share in connection with the conversion
of notes payable                                80,000                80            19,920                 --             20,000

Issuance of common stock at $0.49 per
share in connection with the conversion
of notes payable                               174,606               175            85,382                 --             85,557

Issuance of common stock at $1.75 per
share for services                              17,143                17            29,983                 --             30,000

Issuance of common stock at $0.44 per
share for services                             265,273               265           116,455                 --            116,720

Issuance of common stock at $0.70 per
share for services                              10,715                11             7,489                 --              7,500

Issuance of common stock at $0.73 per
share for services                               6,850                 7             4,993                 --              5,000

Issuance of common stock at $0.55 per
share for services                              46,364                46            25,454                 --             25,500

Issuance of common stock at $0.25 per
share for services                             165,492               165            41,208                 --             41,373

Issuance of common stock at $0.45 per
share for services                              28,377                28            12,741                 --             12,769

Issuance of common stock at $0.50 per
share for services for deferred
consulting services                             60,000                60               (60)                --                 --

Issuance of common stock at $0.49 per
share for services                              25,087                25            12,318                 --             12,343

Issuance of common stock at $0.45 per
share for services for deferred
consulting services                             66,666                67               (67)                --                 --

Issuance of common stock at $0.37 per
share for services                              13,369                13             4,987                 --              5,000

Issuance of common stock at $0.42 per
share for services                              19,231                19             7,981                 --              8,000

Issuance of common stock at $0.39 per
share for services                              18,042                18             6,982                 --              7,000

Issuance of common stock at $0.32 per
share for services                             162,678               163            52,382                 --             52,545

Issuance of common stock at $0.31 per
share for services                              16,234                16             4,984                 --              5,000

Issuance of common stock at $0.39 per
share for employee bonus                        22,500                22             8,754                 --              8,776

Debt discount on debt issued with
detachable warrants                                 --                --            84,000                 --             84,000

Amortization of deferred consulting
fees                                                --                --            30,000                 --             30,000

Intrinsic value of options issued to
directors                                           --                --           424,262                 --            424,262

Net loss                                            --                --                --         (2,096,951)        (2,096,951)
                                           -----------       -----------       -----------        ------------      --------------

BALANCE - MARCH 31, 2005                    17,014,696      $     17,015      $ 16,058,278       $(19,142,264)      $ (3,066,971)
                                        ==============      ============      ============       =============     ===============
-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.




--------------------------------------------------------------------------------------------------------------------------
                                          AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND
                            FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2005
--------------------------------------------------------------------------------------------------------------------------
                                                                                                          January 31, 1984
                                                                                                       (Inception) Through
                                                                             2005              2004         March 31, 2005
                                                                         -------------------------------------------------

Cash flows from operating activities:
     Net loss                                                            $ (2,096,951)     $ (1,518,798)     $(19,242,264)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                                        39,836           127,000           949,752
          Amortization of deferred consulting fees                             30,000                --            30,000
          Gain of sale of property and equipment                                   --                --           (13,065)
          Fair market value of warrants issued in connection
            with accounts payable and debt related costs                           --                --         2,715,736
          Fair market value of common stock, warrants and
            options issued for services and interest                          339,027           138,158         2,607,619
          Intrinsic value of stock options issued
            to directors                                                      424,262                --           424,262
          Amortization of debt discount                                        38,809           324,800           848,609
          Beneficial conversion feature of convertible notes payable               --                --           334,304
          Impairment of patents and patents pending                                --                --           897,227
          Impairment of goodwill                                                   --                --           217,223

          Changes in operating assets and liabilities:
               Prepaid expenses                                                (4,606)            4,728           151,349
               Other assets                                                   (16,845)          (14,800)          (37,250)
               Accounts payable and accrued liabilities                      (206,943)          138,398         1,632,226
               Due to related parties                                        (105,955)          258,458         1,501,003
                                                                         -------------------------------------------------

     Net cash used in operating activities                                 (1,559,366)         (542,056)       (6,983,269)
                                                                         -------------------------------------------------

Cash flows from investing activities:
     Purchases of property and equipment                                      (30,070)           (4,782)         (244,236)
     Patents and patents pending                                                   --                --          (352,833)
     Proceeds from the sale of property and equipment                              --                --            17,065
     Cash of acquired company                                                      --                --            10,728
                                                                         -------------------------------------------------

     Net cash used in investing activities                                    (30,070)           (4,782)         (569,276)
                                                                         -------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                           F-10



--------------------------------------------------------------------------------------------------------------------------
                                          AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND
                      FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2005 (CONTINUED)
--------------------------------------------------------------------------------------------------------------------------

                                                                                                          January 31, 1984
                                                                                                       (Inception) Through
                                                                             2005              2004         March 31, 2005
                                                                         -------------------------------------------------

Cash flows from financing activities:
     Net proceeds from the issuance of notes payable                          130,000                --         1,610,000
     Principal repayments of notes payable                                    (22,500)         (180,000)         (212,500)
     Proceeds from the issuance of convertible notes payable                       --           200,000           998,000
     Net proceeds from the issuance of common stock                         1,488,942           522,125         5,165,670
                                                                         -------------------------------------------------

     Net cash provided by financing activities                              1,596,442           542,125         7,561,170
                                                                         -------------------------------------------------

Net increase (decrease) in cash                                                 7,006            (4,713)            8,625

Cash at beginning of period                                                     1,619             6,332                --
                                                                         -------------------------------------------------

Cash at end of period                                                    $      8,625             1,619      $      8,625
                                                                         =================================================

Supplemental disclosure of cash flow information
     - Cash paid during the period for:
          Interest                                                       $     34,766      $     13,000           255,258
                                                                         =================================================
          Income taxes                                                   $         --      $      1,180            13,346
                                                                         =================================================

Supplement schedule of noncash investing and financing activities:

Debt and accrued interest converted to common stock                      $    318,925      $    407,500         2,367,019
                                                                         =================================================
Debt discount on notes payable issued with
  detachable warrants                                                    $     84,000      $         --      $         --
                                                                         =================================================
Issuance of common stock, warrants and options for
  accounts payable                                                       $         --      $         --           512,816
                                                                         =================================================
Issuance of common stock in connection with license
  agreements                                                             $         --      $         --            18,000
                                                                         =================================================
Net assets of entities acquired in exchange for
  equity securities                                                      $         --      $         --         1,597,867
                                                                         =================================================
Debt placement fees paid by issuance of warrants                         $         --      $         --           843,538
                                                                         =================================================
Patent pending acquired for 12,500 shares of common stock                $         --      $         --           100,000
                                                                         =================================================
Common stock issued for prepaid expenses                                 $         --      $         --           161,537
                                                                         =================================================

--------------------------------------------------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                           F-11

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aethlon Medical, Inc. ("Aethlon") engages in the research and development of a medical device known as the Hemopurifier(TM) that removes harmful substances from the blood. Aethlon is in the development stage on the Hemopurifier(TM) and significant research and testing are still needed to reach commercial viability. Any resulting medical device or process will require approval by the U.S. Food and Drug Administration ("FDA") or the regulatory agency of any foreign country where it intends to sell its device. Aethlon has not yet begun efforts to obtain any FDA approval, which may take several years, but it intends to initiate human trials in India to obtain regulatory approval there. Since many of Aethlon's patents were issued in the 1980's, some have expired and other are scheduled to expire in the near future. Thus, some patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, the Company believes that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier(TM) treatment technology.

Aethlon is classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP"), and has not generated revenues from its planned principal operations.

Aethlon's common stock is quoted on the Over-the-Counter Bulletin Board administered by the National Association of Securities Dealers ("OTCBB") under the symbol "AEMD."

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its inactive legal wholly-owned subsidiaries Aethlon, Inc., Hemex, Inc., Syngen Research, Inc. and Cell Activation, Inc.(hereinafter collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has negative working capital of approximately $3,349,000, a deficit accumulated during the development stage of approximately $19,142,000 at March 31, 2005 and is in default on certain debt (see Notes 7 and 8), which among other matters, raises substantial doubt about its ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company intends to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2006. Therefore, the Company will be required to seek additional funds to finance its long-term operations.

The Company is currently addressing its liquidity issue by continually seeking investment capital through the public markets, specifically, through private placement of common stock and a common stock purchase agreement with an investor that has committed to buy up to an additional $6,000,000 of the Company's common stock over a 30-month period, that commenced, at the Company's election, when the Securities Exchange Commission (the "SEC") declared effective on December 7, 2004 a registration statement covering such shares. However, no assurance can be given that the Company will receive any funds in addition to the funds it has received to date

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

under such agreement and there is no guarantee that these strategies will enable the Company to meet its obligations for the foreseeable future. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

USE OF ESTIMATES

The Company prepares its consolidated financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, realization of long-lived assets and valuation of deferred tax assets. Actual results could differ from those estimates.

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

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution for up to $100,000. At times, cash may be in excess of the FDIC insurance limit. The Company had no amounts exceeding this limit at March 31, 2005.

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provisions of this pronouncement relating to assets held for disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to sell or dispose of such assets, (as defined), by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements with respect to future disposal decisions, if any. Management noted no impairment indicators requiring review for impairment during the year ended March 31, 2005.

EARNINGS PER SHARE

Under SFAS 128, "EARNINGS PER SHARE," basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (If the Company had net income in each of the years ended March 31, 2005 and 2004, approximately 2,100,000 and 2,500,000 shares would have been considered additional common stock equivalents, respectively, based on the treasury stock method). As the Company had net losses for the periods presented, basic and diluted loss per share are the same, as any additional common stock equivalents would be antidilutive.

SEGMENTS

SFAS 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," requires public companies to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and how the Company reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION (continued)

Small Business Issuers are required to apply SFAS No. 123-R in the first interim or annual reporting period of the registrant's first fiscal year that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased on or after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. Management has not yet determined the future effect of FAS 123-R on its consolidated financial statements.

At March 31, 2005, the Company has one stock-based employee compensation plan (the "Plan"), which is described more fully in Note 9. The Company accounts for the Plan under the recognition and measurement principles of APB 25, and related interpretation. Prior to the year ended March 31, 2005, no stock-based employee compensation cost was recognized in net loss. Stock options granted under the Plan had exercise prices equal to or greater than the estimated fair value of the underlying common stock on the dates of grant. In February 2005, the Company granted 5,303,275 stock options to directors, all at a price that was $0.08 below the estimated fair value of the underlying common stock on the date of grant. Accordingly, the Company recorded approximately $424,000 of compensation expense in the accompanying consolidated statement of operations for the year ended March 31, 2005. The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                YEAR ENDED MARCH 31,
                                                            ----------------------------
                                                                2005            2004
                                                            ------------    ------------
Net loss available to common stockholders, as reported      $ 2,096,951     $ 1,518,798
Add back: Recorded intrinsic value                             (424,262)             --
Pro forma compensation expense                                2,386,474           6,000
                                                            ------------    ------------
Pro forma net loss available to common stockholders         $ 4,059,163     $ 1,524,798
                                                            ============    ============
Loss per common share, as reported
  Basic and diluted                                         $     (0.15)    $    (0.19)

Loss per common share, pro forma
  Basic and diluted                                         $     (0.29)    $    (0.19)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

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

In December 2004, the FASB issued SFAS No. 153, "EXCHANGE OF NONMONETARY ASSETS, AND AMENDMENT OF APB NO. 29, "ACCOUNTING FOR NONMONETARY TRANSACTIONS." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. Management is evaluating the future effect of this pronouncement.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. Management is evaluating the future effect of this pronouncement.

Other recent accounting pronouncements are discussed elsewhere in these notes to the consolidated financial statements.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

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

STOCK PURCHASE WARRANTS ISSUED WITH NOTES PAYABLE

The Company granted warrants in connection with the issuance of certain notes payable (see Notes 6, 7 and 8). Under Accounting Principles Board Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS", as amended, the relative estimated fair value of such warrants represents a discount from the face amount of the notes payable. Accordingly, the relative estimated fair value of the warrants has been recorded in the consolidated financial statements as a discount from the face amount of the notes. The discount is amortized using the effective yield method over the respective lives of the related notes payable.

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable (see Notes 6 and 7) provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF Issue No. 98-5"), "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIO" and Emerging Issues Task Force Issue No. 00-27, "APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS," the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes using the effective yield method. The Company has determined the fair value of such BCF to be approximately $0 and $325,000 for the years ended March 31, 2005 and 2004, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred approximately $496,000 and $200,000 of research and development expenses during the years ended March 31, 2005 and 2004, respectively, which are included in operating expenses in the accompanying consolidated statements of operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company's financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 financial statement presentation to correspond to the 2005 presentation.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2005:

Furniture and office equipment                       $      239,073
Accumulated depreciation                                   (208,707)
                                                     ---------------

                                                     $       30,366
                                                     ===============

Depreciation expense for the years ended March 31, 2005 and 2004 approximated $16,000 and $8,000, respectively.

3. PATENTS

Patents include both foreign and domestic patents. There were no patents pending at March 31, 2005 and there were no patents or patents pending acquired during the years ended March 31, 2005 and 2004. The unamortized cost of patents and patents pending is written off when management determines there is no future benefit. During the years ended March 31, 2005 and 2004, no capitalized patent costs were written off. At March 31, 2005, the gross carrying amount of patents and the related accumulated amortization approximated $339,000 and $125,000, respectively. Amortization of patents approximated $23,000 and $29,000 during the years ended March 31, 2005 and 2004, respectively. Amortization expense on patents is estimated to be approximately $15,000 per year for the next five fiscal years. The weighted average amortization period for patents was approximately 14 years at March 31, 2005. Some of the Company's patents have expired and others may expire before FDA approval, if any, is obtained.

4. OTHER ASSETS

Other assets consist of approximately $17,000 of deposits and approximately $20,000 of advances to employees.

5. EMPLOYMENT CONTRACT

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

6. DEBT-TO-EQUITY CONVERSION PROGRAM

In March 2002, for a limited time, the Company extended an offer to certain note holders and vendors to convert past due amounts into restricted common stock and warrants to purchase common stock of the Company. The offer entailed the conversion of liabilities at a rate of one share and one-half of a warrant for every $1.25 converted. The warrants had an exercise price of $2.00 per share and expired three years from the date of issuance; none are outstanding at March 31, 2005.

7. NOTES PAYABLE

12% AND 15% NOTES

From August 1999 through September 2000, the Company entered into arrangements for the issuance of notes payable from private placement offerings (the "12% Notes") in the original aggregate amount of $422,500. The 12% Notes

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

7. NOTES PAYABLE (continued)

12% AND 15% NOTES (continued)

bore annual interest at 12% (15% after maturity), required interest to be paid quarterly, matured one year from the date of issuance, and carried detachable warrants. These notes have no acceleration provisions. In June 2004, one such note in the principal amount of $12,500 plus accrued interest was repaid. In December 2004, each of two such notes in the principal amount of $25,000, plus $17,778 accrued interest, were converted to 87,303 restricted common shares at $0.49 per share. At March 31, 2005, $272,500 of the 12% Notes were outstanding and delinquent, in default, and bore interest at 15% (the "15% Notes").

During the year ended March 31, 2004, $37,500 of principal balance of the 15% Notes held by two noteholders were converted to Company common stock. One noteholder converted $12,500 of notes including interest of $5,088 for 27,059 shares of common stock and warrants to purchase 27,059 shares of common stock at $0.65 per share (see Note 9). These warrants were valued using the Black Scholes option pricing model; the relative fair value was insignificant and was charged to interest expense upon grant. The second noteholder converted an aggregate of $25,000 of notes including interest of $9,766 for 139,063 shares of common stock and 139,063 warrants to purchase shares of common stock at $0.25 per share (see
Note 9). These warrants were valued using the Black Scholes option pricing model; the relative fair value was insignificant and charged to interest expense upon grant. A beneficial conversion feature approximating $37,500 was recorded during the year ended March 31, 2004 related to these two notes.

10% NOTES

In October 2004, the Company issued two $40,000, 10% one year promissory notes each with 80,000 three-year warrants to purchase common stock at $0.50 per share and 44,444 three-year warrants to purchase common stock at $0.90 per share for cash in the total amount of $80,000 to two accredited individual investors. In accordance with GAAP, the proceeds of the financing have been allocated to the debt and the warrants, based on their relative fair values. Accordingly, a discount of $46,000 has been recorded as a reduction in the debt balance, and the off-setting credit has been recorded as additional paid-in capital. The debt discount is amortized and charged to interest expense over the life of the debt. At March 31, 2005, approximately $23,000 of such discount was unamortized and is included in notes payable in the accompanying consolidated balance sheet. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In October 2004, the Company issued a $50,000, 10% one-year promissory note plus 100,000 three-year warrants to purchase common stock at $0.50 per share and 55,555 three-year warrants to purchase common stock at $0.90 per share for cash in the amount of $50,000 to an accredited individual investor. In accordance with GAAP, the proceeds of the financing have been allocated to the debt and the warrants, based on their relative fair values. Accordingly, a discount of $38,000 has been recorded as a reduction in the debt balance, and the off-setting credit has been recorded as additional paid-in capital. The debt discount is amortized and charged to interest expense over the life of the debt. At March 31, 2005, approximately $22,000 of such discount was unamortized and is included in notes payable in the accompanying consolidated balance sheet. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. As of March 31, 2005, $20,000 in principal amount of this note has been reduced through application of the note to exercise a portion of the warrants.

The total outstanding balance of the 15% Notes at March 31, 2005 was $272,500, which is included in notes payable in the accompanying consolidated balance sheet. The remaining $219,809 net balance included in notes payable is comprised of the $150,000 9% Convertible Note (see Note 8), one $5,000 10% Convertible Note (see Note 8), both of which were no longer convertible as of March 31, 2005, and the three 10% notes mentioned above, of which the remaining principal amounts totaling $110,000 was reduced by the remaining $45,191 unamortized debt discounts attributed to the warrants attached to these notes.

         Notes payable consist of the following at March 31, 2005:

         15% Notes payable, all past due                       $272,500
         10% Note payable, past due                               5,000
         18% Note payable, past due                             150,000
         10% Notes payable, principal due in
            October 2005, net of discounts of $45,191            64,809
                                                               --------
                                                               $492,309
                                                               ========

Management's plans to satisfy the remaining outstanding balance on these notes include converting the notes to common stock at market value or repayment with available funds.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

8. CONVERTIBLE NOTES PAYABLE

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

The 8% Convertible Notes required the Company to file an effective registration statement by February 2001. The Company filed a Form SB-2 with the SEC in December 2000; however, such registration statement was never declared effective and was subsequently abandoned. However, as the underlying securities are no longer restricted under Rule 144 of the Securities Act of 1933, the Company no longer plans on filing a registration statement in connection with this transaction. The Company accrued and expensed penalties approximating $244,000 through March 31, 2004 in connection with not filing an effective registration statement. During the year ended March 31, 2005 it was discovered that the penalties did not have to be paid. Accordingly, such amount was reversed in fiscal 2005 and is included as a credit to interest expense in the accompanying consolidated statements of operations.

In March 2004, the noteholder converted $225,000 of principal and accrued interest in the amount of $59,827 into 813,790 shares of common stock. At March 31, 2004, this was the only outstanding 8% Convertible Note, which had a remaining balance of $125,000. This note balance, including accrued interest of $38,370, was converted in September 2004 to 479,513 shares of common stock at $0.34 in accordance with the original agreement.

9% CONVERTIBLE NOTE

In April 2003, the Company issued a convertible note in the amount of $150,000 ("9% Convertible Note"), bearing interest at 9% per annum, with principal and interest due in June 2003, which is in default and currently bears penalty interest at 18% per annum. The 9% Convertible Note required no payment of principal or interest during the term and was convertible into common stock of the Company at the conversion price of $0.25 per share through June 2003 at the option of the noteholder. The Company recorded a BCF of $150,000 in connection with the issuance of the note and amortized such amount to interest expense upon issuance based on the related conversion feature. As this note is no longer convertible, the outstanding balance totaling $150,000 has been recorded as notes payable in the accompanying consolidated balance sheet. Therefore, there were no remaining 9% Convertible Notes outstanding as of March 31, 2005.

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

8. CONVERTIBLE NOTES PAYABLE (continued)

10% CONVERTIBLE NOTES (continued)

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

In December 2003, a noteholder converted $100,000 of principal and accrued interest of $15,416 for 461,667 shares of common stock and 461,667 warrants to purchase common stock at $0.25 per share (see Note 9). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata fair value was insignificant and was charged to interest expense upon grant.

In January 2004, two noteholders converted $35,000 of principal and accrued interest of $5,333 for 161,334 shares of common stock and 161,334 warrants to purchase common stock at $0.25 per share. These warrants were valued using the Black Scholes option pricing model; the relative pro-rata fair value was insignificant and was charged to interest expense upon grant.

In March 2004, the Company borrowed $50,000 under a non-interest bearing convertible note payable, which was due in April 2004. In June 2004, the note was converted into common stock of the Company at $0.44 per share, in connection with the Company's private placement with Fusion Capital.

In March 2004, a noteholder converted $5,000 of principal and accrued interest of $696 for 13,725 shares of common stock and 13,725 warrants to purchase common stock at $0.42 per share. These warrants were valued using the Black Scholes option pricing model, the relative pro-rata fair value was insignificant, and charged to interest expense upon grant.

In July 2004, the Company repaid a 10% Convertible Note in the principal amount of $10,000, plus accrued interest. This note was classified as notes payable as of March 31, 2004 since the note was no longer convertible at such time.

A BCF approximating $137,000 was recorded during the year ended March 31, 2004 related to the issuance of the 10% Convertible Notes.

A 10% Convertible Note in the amount of $5,000, was past due and in default at March 31, 2005. As this note is no longer convertible at March 31, 2005, the outstanding balance is included in notes payable in the accompanying consolidated balance sheet (see Note 7). At March 31, 2005, interest payable on this note totaled $1,875.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

9. EQUITY TRANSACTIONS

2003 CONSULTANT STOCK PLAN

In August 2003, the Company adopted the 2003 Consultant Stock Plan (the "Stock Plan"), which provides for grants of common stock through August 2013, to assist the Company in obtaining and retaining the services of persons providing consulting services for the Company. A total of 1,000,000 common shares are reserved for issuance under the Stock Plan. On March 29, 2004, the Company filed a registration statement on Form S-8 for the purpose of registering 1,000,000 common shares issuable under the Stock Plan under the Securities Act of 1933.

2005 DIRECTORS COMPENSATION PROGRAM

In February 2005, the Company adopted the 2005 Directors Compensation Program (the "Directors Compensation Program") to assist in obtaining and retaining the services of outside directors. Under the Directors Compensation Program, a newly elected director will receive a one time grant of a non-qualified stock option of 1.5% of the common stock outstanding at the time of election. The options will vest one-third at the time of election to the board and the remaining two-thirds will vest equally at year end over three years. Additionally, each director will also receive an annual $25,000 non-qualified stock option retainer, $15,000 of which is to be paid at the first of the year to all directors who are on the Board prior to the first meeting of the year and a $10,000 retainer will be paid if a director attends 75% of the meetings either in person, via conference call or other electronic means. The exercise price for the options under the Directors Compensation Program will equal the average closing of the last ten (10) trading days prior to the date earned.

COMMON STOCK

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

During the year ended March 31, 2004, noteholders converted $504,135 of principal and interest into 1,627,655 shares of common stock (see Notes 7 and 8) and warrants to purchase 802,848 shares of common stock ( see "Warrants" below).

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

9. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

In April 2004, the Company issued 50,000 shares of restricted common stock to Fusion Capital Fund II, LLC, an accredited institutional investor, for a financing commitment to provide $6,000,000 under a registered private placement. In connection with the $6,000,000 financing the Company paid a fee to Fusion Capital in the amount of 418,604 shares of common stock. The Company recorded no expense related to the issuance of these shares since they were related to equity fund raising activities. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

In May 2004, the Company issued 225,000 shares of common stock at $0.44 per share and 225,000 warrants to purchase the Company's common stock at a price of $0.76 per share to legal counsel for legal services in the amount of $99,000, which was recorded as expense in the accompanying consolidated financial statements. This transaction was exempt from registration pursuant to Section 4(2)of the Securities Act of 1933.

In May 2004, a $50,000 10% convertible note was converted at $0.44 per share for 113,636 shares of common stock and 113,636 warrants to purchase the Company's common stock at a price of $0.76 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In May 2004, the Company issued a total of 1,415,909 shares of restricted stock at a price of $0.44 per share for cash totaling $623,000 to fourteen accredited investors. In connection with the issuance of these shares, the Company granted the stockholders 1,640,908 warrants to purchase the Company's common stock at a price of $0.76 per share. The warrants vested immediately and expire on the fifth anniversary from the date when a registration statement covering the common stock underlying such warrants is declared effective. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

In July 2004, the Company issued 10,715 shares of restricted common stock at $0.70 per share to an accredited individual for employee placement services in the amount of $7,500. This transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

In July 2004, the Company issued 6,850 shares of restricted common stock at $0.73 per share to an accredited individual for consulting services on opportunities for the Company's Hemopurifier(TM) within the biodefense marketplace in the amount of $5,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In September 2004, the Company issued 479,513 shares of restricted common stock to an accredited investor, in conjunction with the conversion of $125,000 in principal amount of notes, plus accrued interest, at $0.34 per share, in accordance with their convertible note agreement (see Note 8). This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

In November and December 2004, the Company issued 80,000 shares of restricted common stock to an accredited individual investor in connection with the exercise of 80,000 warrants at $0.25 per share for consideration of a $20,000 reduction in the principal amount of a 10% one-year promissory note. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In December 2004, the Company issued 461,667 shares of restricted common stock to two accredited individual investors in connection with the exercise of 461,667 warrants at $0.25 per share for cash totaling $115,417. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

9. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

In December 2004, the Company repaid two $25,000 12% promissory notes, including accrued interest of $17,778 each, through the issuance of 87,303 restricted common shares at $0.49 per share to each of two separate accredited individual investors. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In December 2004, the Company issued 60,000 shares of restricted common stock at $0.50 per share under a consulting agreement with an accredited individualinvestor, for investor relations consulting services to the Company. The fair value of the transaction of $30,000 was recorded as deferred compensation and presented as an offset to additional paid-in capital in the accompanying consolidated financial statements. Such amount is being amortized to expense over the six month term of the agreement. At March 31, 2005, $15,000 of such amount remained unamortized. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In January 2005, the Company issued 55,556 shares of restricted common stock at $0.36 per share and a warrant to purchase 55,556 shares of common stock at $0.44 per share for cash in the amount of $20,000 to an accredited individual investor. This transaction was exempt from registration pursuant to Section 4(2)of the Securities Act of 1933.

In January 2005, the Company issued 66,666 shares of restricted common stock at $0.45 per share to an accredited individual investor under a consulting agreement for investor relations services to the Company. The fair value of the transaction of $30,000 was recorded as deferred compensation and presented as an offset to additional paid-in capital in the accompanying consolidated financial statements. Such amount is being amortized to expense over the six month term of the agreement. At March 31, 2005, $15,000 of such amount remained unamortized. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In January 2005, the Company issued 25,834 shares of restricted common stock to an accredited individual investor in connection with the exercise of a warrant to purchase 25,834 shares of common stock at $0.25 per share for cash totaling $6,459. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In February 2005, the Company issued 139,063 shares of restricted common stock to an accredited individual investor in connection with the exercise of a warrant to purchase 139,063 shares of common stock at $0.25 per share for cash totaling $34,766. This transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

In February 2005, the Company issued 90,000 shares of restricted common stock at $0.27 per share and a three-year warrant to purchase 90,000 shares of common stock at $0.34 per share for cash in the amount of $24,300 to an accredited individual investor. This transaction was exempt from registration pursuant to
Section 4(2)of the Securities Act of 1933.

During the year ended March 31, 2005, the Company issued an additional total of 1,416,958 shares of restricted common stock at prices ranging from $0.25 to $0.52 for total cash proceeds of approximately $541,000.

During the year ended March 31, 2005, the Company issued an additional 557,647 shares of restricted common stock at prices ranging from $0.25 to $0.55 under various consulting service agreements for total recorded value of approximately $196,000. All services on these agreements were completed and expensed during the year ended March 31, 2005.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

9. EQUITY TRANSACTIONS (continued)

WARRANTS

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

During the year ended March 31, 2004, the Company issued 762,064 warrants to purchase common stock for $0.25 per share, which are exercisable through March 2005 and vested upon grant. The warrants were issued in connection with the conversion of notes payable (see Notes 7 and 8). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata estimated fair value was insignificant and was charged to interest expense upon grant.

During the year ended March 31, 2004, the Company issued 13,725 warrants to purchase common stock for $0.42 per share, which are exercisable through March 2005 and vested upon grant. The warrants were issued in connection with the conversion of notes payable (see Notes 7 and 8). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata estimated fair value was insignificant and was charged to interest expense upon grant.

In the year ended March 31, 2004, the Company issued 27,059 warrants to purchase common stock for $0.65 per share, which vested upon grant and expire through March 2005. The warrants were issued in connection with the conversion of notes payable (see Notes 7 and 8). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata fair estimated value was insignificant and was charged to interest expense upon grant.

As noted under "Common Stock" above, 540,000 of the warrants granted to investors in connection with the purchase of common stock during the year ended March 31, 2004 were exercised.

In August 2004, the Company issued a one-year warrant, which vests immediately, to purchase 7,000 shares of common stock at $0.55 per share to an accredited corporate entity in conjunction with a $6,000 fee for investor and public relations services. This transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

9. EQUITY TRANSACTIONS (continued)

WARRANTS (continued)

During the year ended March 31, 2005, the Company granted 568,181 warrants to an investor in connection with a commitment fee for the purchase of common stock. The warrants have an exercise price of $0.76 per share, vest immediately and are exercisable through May 2009. As the warrants were issued in connection with equity financing, no expense has been recorded in the accompanying consolidated financial statements.

During the year ended March 31, 2005, the Company granted 847,727 warrants to investors in connection with the purchase of common stock. The warrants have an exercise price of $0.76 per share, vest immediately and are exercisable through May 2009. As the warrants were issued in connection with equity financing, no expense has been recorded in the accompanying consolidated financial statements.

During the year ended March 31, 2005, the Company issued 113,636 warrants to purchase common stock for $0.76 per share, which are exercisable through May 2009 and vested upon grant. The warrants were issued in connection with the conversion of notes payable (see Notes 7 and 8). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata estimated fair value was insignificant and was charged to interest expense upon grant.

During the year ended March 31, 2005, the Company issued 225,000 warrants to purchase common stock for $0.76 per share, which are exercisable through May 2009 and vested upon grant. The warrants were issued in connection with common stock issued for legal services expense totaling $99,000 (see "Common Stock" above).

During the year ended March 31, 2005, the Company issued 260,000 warrants to purchase common stock for $0.50 per share, which vested upon grant and expire in October 2007. The warrants were issued in connection with the issuance of notes payable (see Note 7). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata estimated fair value is being amortized to interest expense over the life of the notes.

During the year ended March 31, 2005, the Company issued 144,443 warrants to purchase common stock for $0.90 per share, which vested upon grant and expire in October 2007. The warrants were issued in connection with the issuance of notes payable (see Note 7). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata estimated fair value was amortized to interest expense over the life of the notes.

During the year ended March 31, 2005, the Company granted 55,556 warrants to An investor in connection with the purchase of common stock. The warrants have an exercise price of $0.44 per share, vest immediately and are exercisable through January 2008. As the warrants were issued in connection with equity financing, no expense has been recorded in the accompanying consolidated financial statements.

During the year ended March 31, 2005, the Company granted 90,000 warrants to investors in connection with the purchase of common stock. The warrants have an exercise price of $0.34 per share, vest immediately and are exercisable through February 2008. As the warrants were issued in connection with equity financing, no expense has been recorded in the accompanying consolidated financial statements.

As noted under "Common Stock", 1,206,564 warrants with an exercise price of $0.25 per share, which were granted to investors in connection with the purchase of common stock, were exercised during the year ended March 31, 2005.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

9. EQUITY TRANSACTIONS (continued)

WARRANTS (continued)

A summary of the aggregate warrant activity for the years ended March 31, 2005 and 2004 is presented below:

                                                 Year Ended March 31,
                                 -----------------------------------------------------
                                          2005                         2004
                                 -------------------------   -------------------------
                                                Weighted                    Weighted
                                            Average Exercise            Average Exercise
                                   Warrants       Price        Warrants       Price
                                 -----------   -----------   -----------   -----------
Outstanding, beginning of year     3,793,194     $   2.22     2,906,746     $   2.29
      Granted                      2,311,543     $   0.71     2,253,848         0.29
      Exercised                   (1,206,564)    $   0.25      (540,000)        0.25
Cancelled/Forfeited               (2,064,339)    $   2.75      (827,400)        0.25
                                  -----------    ---------    ----------    ---------

Outstanding, end of year           2,833,834     $   0.91     3,793,194     $   2.22
                                  ===========    =========    ==========    =========

Exercisable, end of year           2,833,834     $   0.91     3,793,194     $   2.22
                                  ===========    =========    ==========    =========

Weighted average estimated fair
  value of warrants granted                      $   0.60                   $   0.40
                                                 =========                  =========

The following outlines the significant weighted average assumptions used to estimate the fair value information presented utilizing the Black-Scholes option pricing model:


                                        Years Ended March 31,
                                         2005          2004
                                      -----------   -----------
Risk free interest rate                  2.00%          2.50%
Average expected life                   2 years        3 years
Expected volatility                       139%           365%
Expected dividends                        None          None


The detail of the warrants outstanding and exercisable as of March 31, 2005 is as follows:

                                         Warrants Outstanding                Warrants Exercisable
                               ---------------------------------------   --------------------------
                                                 Weighted     Weighted                     Weighted
                                                 Average       Average                      Average
                                   Number       Remaining     Exercise        Number       Exercise
Range of Exercise Prices        Outstanding   Life (Years)      Price      Outstanding       Price
---------------------------   -------------- ------------- ----------   --------------- ----------
         $0.25                     185,430          2.72      $  0.25         185,430      $  0.25
     $0.34 - $0.90               2,311,543          3.76      $  0.71       2,311,543      $  0.71
     $2.00 - $4.00                 302,986          0.82      $  2.77         302,986      $  2.77
         $5.00                      33,875          0.28      $  5.00          33,875      $  5.00
                               --------------                            ---------------
                                 2,833,834                                  2,833,834
                               ==============                            ===============

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

9. EQUITY TRANSACTIONS (continued)

OPTIONS

At March 31, 2005 the Company had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors under the 2005 Directors Compensation Program.

From time to time, the Company's Board of Directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of the Company's formal stock plans. The terms of these grants are individually negotiated.

In August 2000, the Company adopted the 2000 Stock Option Plan ("Stock Option Plan"), which was approved by its stockholders in September 2000. The Stock Option Plan provides for the issuance of up to 500,000 options to purchase shares of common stock. Such options can be incentive options or nonstatutory options, and may be granted to employees, directors and consultants. The Stock Option Plan has limits as to the eligibility of those stockholders who own more than 10% of Company stock, as defined. The options granted pursuant to the Stock Option Plan may have exercise prices of no less than 100% of fair market value of the Company's common stock at the date of grant (incentive options), or no less than 75% of fair market value of such stock at the date of grant (nonstatutory). At March 31, 2005, the Company had granted 47,500 options under the 2000 Stock Option Plan, with 452,500 available for future issuance.

In March 2002, the Board of Directors granted the Company's Chief Executive Officer ("CEO") and Chief Scientific Officer ("CSO") non-qualified stock options to purchase up to 250,000 shares of common stock each, at an exercise price of $1.90 per share (the estimated fair value of the underlying common stock at grant date) and expire March 2012. Awards are earned upon achievement of certain financial and/or research and development milestones. On July 1, 2005, the Company's CEO forfeited all of his aforementioned 250,000 options.

In February 2005, the Board of Directors granted the Company's Chief Executive Officer ("CEO")and Chief Scientific Officer ("CSO") non-qualified stock options to purchase up to 2,231,100 and 1,734,350 shares of common stock, respectively, at an exercise price of $0.38 per share and vest fifty percent immediately, twenty-five percent in December 2005 and twenty-five percent in December 2006. In addition Mr. Calvin Leung, a board member, was granted non-qualified stock options to purchase up to 308,725 shares at $0.38 that vest fifty percent immediately, twenty-five percent in December 2005 and twenty-five percent in December 2006. Messrs. Franklyn S Barry and Edward G Broenniman, board members, were each granted non-qualified stock options to purchase up to 514,550 shares at $0.38 that vest forty percent immediately, twenty-five percent in December 2005 and twenty-five percent in December 2006. All of these options granted expire in 2010 and 2011 and were granted at a price that was $0.08 below the estimated fair value of the underlying common stock on the date of grant. Accordingly, the Company recorded approximately $424,000 of compensation expense in the accompanying consolidated statement of operations for the year ended March 31, 2005.

The following is a summary of the stock options outstanding at March 31, 2005 and 2004 and the changes during the two years then ended:

                                                  Year Ended March 31,
                                 -----------------------------------------------------
                                            2005                       2004
                                 -------------------------   -------------------------
                                                 Weighted                     Weighted
                                                 Average                      Average
                                                 Exercise                     Exercise
                                   Options        Price         Options        Price
                                 -----------   -----------    -----------   -----------
Outstanding, beginning of year   1,376,115     $    2.49       1,376,115     $    2.49
      Granted                    5,303,275          0.38              --            --
      Exercised                         --            --              --            --
      Cancelled/Forfeited               --            --              --            --
                                 -----------   -----------    -----------    ----------

Outstanding, end of year         6,679,390     $    0.80       1,376,115     $    2.49
                                 ===========   ===========    ===========    ==========

Exercisable, end of year         3,924,856     $    1.10       1,363,615     $    2.51
                                 ===========   ===========    ===========    ==========

Weighted average estimated fair
  value of options granted                     $    0.45                     $      --
                                               ===========                   ==========

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

9. EQUITY TRANSACTIONS (continued)

OPTIONS (continued)

The following outlines the significant weighted average assumptions used to estimate the fair value information presented utilizing the Black-Scholes option pricing model for the year ended March 31, 2005 (there were no issuances in fiscal 2004):

Risk free interest rate                                               3.75
Average expected life                                              4 years
Expected volatility                                                   225%
Expected dividends                                                    None

The detail of the options outstanding and exercisable as of March 31, 2005 is as follows:

                                            Options Outstanding               Options Exercisable
                                ------------------------------------------ -------------------------
                                                  Weighted     Weighted                     Weighted
                                                  Average       Average                      Average
                                    Number       Remaining     Exercise        Number       Exercise
Range of Exercise Prices         Outstanding        Life         Price      Outstanding       Price
                                --------------- ------------- ------------ --------------- ---------
    $0.38 - $0.39                5,354,123      5.58 years      $ 0.38     2,599,589        $ 0.38
    $1.78 - $2.00                  515,267      6.91 years      $ 1.90       515,267        $ 1.90
    $2.25 - $3.00                  602,500      2.26 years      $ 2.78       602,500        $ 2.78
    $3.25 - $3.75                  207,500      0.92 years      $ 3.27       207,500        $ 3.27
                                -----------                                ----------
                                 6,679,390                                 3,924,856
                                ===========                                ==========

10. RELATED PARTY TRANSACTIONS

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

11. INCOME TAX PROVISION

Income tax expense for the years ended March 31, 2005 and 2004 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss from continuing operations before provision for income taxes as a result of the following:

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

11. INCOME TAX PROVISION (continued)

                                                          2005          2004
                                                       -----------   -----------
Computed "expected" tax benefit                        $(713,000)    $(516,000)

Reduction in income taxes resulting from:
    Interest for warrants and BCF                             --        94,000
    Change in deferred tax assets valuation allowance    814,000       583,000
    State and local income taxes,
      net of federal benefit                            (125,000)     (134,000)
    Other                                                 24,000       (27,000)
                                                       -----------   -----------
                                                       $      --     $      --
                                                       ===========   ===========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at March 31, 2005 are presented below:

Deferred tax assets:
    Capitalized research and development                            $ 2,099,000
    Net operating loss carryforwards                                  3,679,000
    Equity based compensation                                           136,000
                                                                    -----------
        Total gross deferred tax assets                               5,914,000

        Less valuation allowance                                     (5,914,000)
                                                                    -----------
        Net deferred tax assets                                     $        --
                                                                    ===========

As of March 31, 2005, the Company had tax net operating loss carryforwards of approximately $9,700,000 and $4,500,000 available to offset future taxable Federal and state income, respectively. The carryforward amounts expire in various years through 2025.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

12. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

In addition to the employment contract discussed in Note 3, the Company entered into an employment agreement with its Chairman of the Board effective April 1, 1999. The agreement, which is cancelable by either party upon sixty days notice, will be in effect until the employee retires or ceases to be employed by the Company. The Chairman of the Board was appointed President and Chief Executive Officer ("CEO") effective June 1, 2001 upon which the base annual salary was increased from $120,000 to $180,000. Effective January 1, 2005, the CEO's salary was increased from $180,000 to $205,000 per year. The CEO is eligible for an annual bonus at the discretion of the Board of Directors, of which $20,000 and nil was earned during each of the years ended March 31, 2005 and 2004, respectively. Under the terms of the agreement, if the employee is terminated he may become eligible to receive a salary continuation payment in the amount of at least twelve months' base salary.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

12. COMMITMENTS AND CONTINGENCIES (continued)

EMPLOYMENT CONTRACTS (continued)

The Company entered into an employment agreement with Dr. Tullis effective January 10, 2000. Effective June 1, 2001, Dr. Tullis was appointed the Company's Chief Science Officer of the Company. His compensation under the agreement was modified in June 2001 from $80,000 to $150,000 per year. Effective January 1, 2005 Dr. Tullis' salary was increased from $150,000 to $165,000 per year Under the terms of the agreement, his employment continues at a salary of $165,000 per year for successive one-year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement. Dr. Tullis was granted 250,000 stock options to purchase the Company's common stock in connection the completing certain milestones, such as the initiation and completion of certain clinical trials, the submission of proposals to the FDA and the filing of a patent application. Under the terms of the agreement, if the employee is terminated he may become eligible to receive a salary continuation payment in the amount of twelve months base salary.

LEASE COMMITMENTS

The Company leases its office and research and development space under an operating lease agreement which expires in July 2006.

The Company is committed to make the approximate future aggregate rental payments under the terms of the lease agreement as noted below.


                                                  Year Ended
                                                   March 31,
                                                  ----------
2006                                              $   90,000
2007                                                  23,000
                                                  ----------
Total commitment                                  $  113,000
                                                  ==========

Rent expense approximated $106,000 and $57,000 for the years ended March 31, 2005 and 2004, respectively.


13. SUBSEQUENT EVENTS (unaudited)

         In April 2005, the Company issued 9,740 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.308 per share in payment for scientific consulting services to the Company

         In April 2005, the Company issued 12,567 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.2984 per share in payment for regulatory affairs consulting services to the Company

         In April 2005, the Company issued 12,567 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.2984 per share in payment for regulatory affairs consulting services to the Company

         In April 2005, the Company issued 15,712 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.2514 per share in payment for regulatory affairs consulting services to the Company

         In April 2005, the Company issued 15,712 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.2514 per share in payment for regulatory affairs consulting services to the Company

         In April 2005, the Company issued 394,235 shares of common stock at prices between $0.250 to and $0.280 per share to Fusion Capital under its $6,000,000 common stock purchase agreement. Fusion advanced the Company $100,000 in April 2005 for the purchase of additional shares under such agreement. These shares are registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

         In May 2005, the Company issued 19,084 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.262 per share in payment for regulatory affairs consulting services to the Company.

         In May 2005, the Company issued 11,450 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.262 per share to in payment for regulatory affairs consulting services to the Company.

         On May 11, 2005, the Company agreed to issue 836,730 shares of restricted common stock and a three-year warrant to purchase 418,365 shares of the Company's restricted common stock at an exercise price of $0.25 to legal counsel for payment of legal services in the amount of $167,346. The Company and legal counsel agreed that the issuance of the restricted shares and the warrant will be delayed until the Company receives shareholder approval to increase the Company's authorized number of shares of common stock to 50,000,000.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

13. SUBSEQUENT EVENTS (unaudited) (continued)

         On May 16, 2005 the Company issued Fusion Capital ("Fusion) a $30,000 Convertible Promissory Note (the "Note") with an interest rate of fifteen percent (15%) per annum that matures on August 15, 2005. The Note is convertible into shares of restricted common stock at any time at the election of Fusion at a conversion price equal to $0.20 per share for any conversion occurring on or prior to the Maturity Date, or at a price equal to the lesser of (i) 75% of the average of the three (3) lowest closing sale prices of the common shares during the twelve (12) trading days prior to the submission of a conversion notice or
(ii) $0.20 per share, for any conversion occurring after the Maturity Date. In addition, the Company issued Fusion a five-year warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $0.25 per share (the "Warrant"). The Note and the Warrant have piggyback registration rights. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.