Form 10QSB
period 2005-06-30
AETHLON MEDICAL INC
filed 2005-08-15
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2005

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

The number of shares of common stock of the registrant outstanding as of August 10, 2005 was 18,885,253.

                          PART I. FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        CONDENSED CONSOLIDATED BALANCE SHEET AT JUNE 30, 2005                 3

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
        THREE MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIOD
        JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2005                    4

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
        THREE MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIOD
        JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2005                   5-6

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                  7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             12

ITEM 3. CONTROLS AND PROCEDURES                                               15

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS           16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   16

ITEM 5. OTHER INFORMATION                                                     17

ITEM 6. EXHIBITS                                                              17

                                     PART I.
                              FINANCIAL INFORMATION

         All references to "us", "we", "our" "Aethlon", "Aethlon Medical", or "the Company" refer to Aethlon Medical, Inc., its predecessors and its subsidiaries.


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                      June 30,
                                                                       2005
                                                                   ------------
                                     ASSETS
Current assets
     Cash                                                          $      7,048
     Prepaid expenses                                                    14,576
                                                                   ------------
                                                                         21,624

Property and equipment, net                                              24,580
Patents, net                                                            213,737
Other assets                                                             31,025
                                                                   ------------

                                                                   $    290,966
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued
       liabilities                                                 $  1,334,921
     Due to related parties                                           1,580,190
     Notes payable, net of discount                                     574,938
     Convertible notes payable, net of discount                          15,000
                                                                   ------------
                                                                      3,505,049

Commitments and Contingencies

Stockholders' Deficit
     Common stock, par value $0.001 per
         share; 50,000,000 shares authorized;
         18,839,618 shares issued
         and outstanding                                                 18,840
     Additional paid-in capital                                      16,711,343
     Deficit accumulated during
         development stage                                          (19,944,266)
                                                                   ------------
                                                                     (3,214,083)
                                                                   ------------
                                                                   $    290,966
                                                                   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AETHLON MEDICAL, INC. AND SUBSIDIARIES
                              (A Development Stage Company)
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Three Months Ended June 30, 2005 and 2004 and
            For the Period January 31, 1984 (Inception) Through June 30, 2005
                                       (UNAUDITED)


                                                                            JANUARY 31,
                                                                               1984
                                                                            (INCEPTION)
                                                                              THROUGH
                                         JUNE 30,          JUNE 30,           JUNE 30,
                                           2005              2004              2005
                                       ------------      ------------      ------------
REVENUES
  Grant income                         $         --      $         --      $  1,424,012
  Subcontract income                             --                --            73,746
  Sale of research and development               --                --            35,810
                                       ------------      ------------      ------------
                                                 --                --         1,533,568

EXPENSES

  Professional fees                         386,270           215,120         4,772,811
  Payroll and related                       179,090           183,542         6,749,924
  General and administrative                169,709            59,709         4,115,288
  Impairment                                     --                --         1,231,531
                                       ------------      ------------      ------------
                                            735,069           458,371        16,869,554
                                       ------------      ------------      ------------
OPERATING LOSS                             (735,069)         (458,371)      (15,335,986)

OTHER (INCOME) EXPENSE
  Interest and other debt expense            66,933            22,968         4,488,088
  Interest income                                --                --           (17,415)
  Other                                          --                --           137,607
                                       ------------      ------------      ------------
                                             66,933            22,968         4,608,280
                                       ------------      ------------      ------------

         NET LOSS                      $   (802,002)     $   (481,339)     $(19,944,266)
                                       ============      ============      ============

BASIC AND DILUTED LOSS PER
COMMON SHARE                           $      (0.05)     $      (0.04)
                                       ============      ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                17,701,182        13,389,621
                                       ============      ============

             The accompanying notes are an integral part of these condensed consolidated financial statements.




                                      AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Three Months Ended June 30, 2005 and 2004 and
                         For the Period January 31, 1984 (Inception) Through June 30, 2005
                                                    (UNAUDITED)


                                                                                                   January 31, 1984
                                                                                                      (Inception)
                                                                                                        Through
                                                                   June 30,          June 30,           June 30,
                                                                     2005              2004              2005
                                                                 ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $   (802,002)     $   (481,339)     $(19,944,266)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                      5,972             8,135           955,723
     Amortization of deferred consulting fees                          30,000                --            60,000
     Gain on sale of property and equipment                                --                --           (13,065)
     Fair market value of warrants issued in connection with
         accounts payable and debt                                         --                --         2,715,736
     Fair market value of common stock, warrants and
         options issued for services                                  208,085           129,000         2,715,704
     Intrinsic value of stock options issued to directors                  --                --           424,262
     Amortization of debt discounts                                    39,489                             888,098
     Impairment of patents                                                 --                --           334,304
     Impairment of goodwill                                                --                --           897,227
     Deferred compensation forgiven                                        --                --           217,223
     Changes in operating assets and liabilities:
         Prepaid expenses                                              (4,388)          (29,728)          146,961
         Other assets                                                   6,225                (5)          (31,025)
         Accounts payable and accrued liabilities                     194,754            44,933         1,760,482
         Due to related parties                                        12,688           (56,313)        1,580,190
                                                                 ------------      ------------      ------------
Net cash used in operating activities                                (309,177)         (385,317)       (7,292,446)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                        --            (2,052)         (244,236)
Acquisition of patents                                                     --                --          (352,833)
Proceeds from sale of property and equipment                               --                --            17,065
Cash of acquired company                                                   --                --            10,728
                                                                 ------------      ------------      ------------

Net cash used in investing activities                                      --            (2,052)         (569,276)

                                                    (continued)
                          The accompanying notes are an integral part of these condensed consolidated financial statements.




                                      AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Three Months Ended June 30, 2005 and 2004 and
                         For the Period January 31, 1984 (Inception) Through June 30, 2005
                                                    (UNAUDITED)


                                                                                                  January 31, 1984
                                                                                                     (Inception)
                                                                                                       Through
                                                                   June 30,          June 30,          June 30,
                                                                     2005              2004              2005
                                                                 ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                          $    100,000      $         --      $  1,710,000
Principal payments of notes payable                                        --           (12,500)         (212,500)
Proceeds from issuance of convertible notes payable                    30,000                --         1,028,000
Net proceeds from issuance of common stock                            177,600           748,000         5,343,270
                                                                 ------------      ------------      ------------

Net cash provided by financing activities                             307,600           735,500         7,868,770
                                                                 ------------      ------------      ------------

NET (DECREASE) INCREASE IN CASH                                        (1,577)          348,131             7,048
CASH - beginning of period                                              8,625             1,619                --
                                                                 ------------      ------------      ------------

CASH - end of period                                             $      7,048      $    349,750      $      7,048
                                                                 ============      ============      ============

                          The accompanying notes are an integral part of these condensed consolidated financial statements.




                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005


NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Aethlon Medical, Inc. and Subsidiaries (the "Company") is a development-stage therapeutic device medical device company whose primary focus is the commercialization of its Hemopurifier(TM) treatment technology which mimics the immune response of clearing circulating viruses and toxins before the occurrence of cell and organ infection.

The Company plans to commercialize the Hemopurifier(TM) as a treatment for chronic infectious diseases such as HIV/AIDS and Hepatitis-C, and as a first line of defense in treating drug and vaccine resistant pathogens considered to be material threats as biological warfare agents.

To date, Aethlon has conducted and published studies that demonstrated the ability of the Hemopurifier(TM) to capture HIV, gp120 (an HIV surface protein that destroys immune cells), Hepatitis-C, and various pox-viruses related to human smallpox. The Company has also performed studies in animals to demonstrate the safety of the Hemopurifier. The first human studies of the Hemopurifier are expected to begin in the Fall of 2005.

The Company is still developing the Hemopurifier and significant research and testing may be required to reach commercial viability. The Hemopurifier will also require market clearance from the U.S. Food and Drug Administration ("FDA") before product sales can begin in the United States. The Company has yet to initiate a clinical trial required to obtain market clearance from the FDA for any therapeutic indication of the Hemopurifier. The Company may also face similar regulatory hurdles prior to the commercialization of the Hemopurifier in markets outside of the United States. Additionally, it is likely that some of the Company's patents will expire before such regulatory approval can be obtained.

The Company is classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP"), and has not generated revenues from its principal operations. The Company's common stock is quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers under the symbol "AEMD.OB".

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2005, which includes audited financial statements and footnotes as of March 31, 2005 and for the years ended March 31, 2004 and 2005.

NOTE 2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced a loss of approximately $19,944,000 for the period from January 31, 1984 (Inception) through June 30, 2005. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company's current plan of operation is to fund the Company's anticipated increased research and development activities and operations for the near future utilizing our existing financing agreement with Fusion Capital Fund II, LLC.

         No assurance can be given that the Company will receive any additional funds under the Company's agreement with Fusion Capital however, the Company anticipates that the Fusion financing agreement will satisfy its cash requirements for the foreseeable future. However, due to market conditions, and to assure availability of funding for operations in the long term, the Company may arrange for additional funding, subject to acceptable terms, during the next twelve months.

         The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and generate revenue and operating cash flow to meet its obligations on a timely basis.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005


NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION
----------------------------

The accompanying condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its inactive legal wholly-owned subsidiaries Aethlon, Inc., Hemex, Inc. and Cell Activation, Inc. ("Cell") (collectively hereinafter referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

STOCK BASED COMPENSATION
------------------------

At June 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations.

No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended, to stock-based employee compensation.

                                                            2005         2004
                                                         ----------   ----------
Net loss:
    As reported                                          $(802,002)   $(481,339)
    Deduct: Total stock-based employee compensation
          expense determined under fair value based
          method for all awards                                 --         --
                                                         ----------   ----------
    Pro forma                                            $(802,002)   $(481,339)
                                                         ==========   ==========

Basic and diluted net loss per share:
    As reported                                          $   (0.05)   $   (0.04)
                                                         ==========   ==========
    Pro forma                                            $   (0.05)   $   (0.04)
                                                         ==========   ==========


The Company accounts for stock-based compensation to non-employees in accordance with the fair value recognition requirements of SFAS No. 123 and Emerging Issues Task Force 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

LOSS PER COMMON SHARE
---------------------

Loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year in accordance with SFAS No. 128, "Earnings per Share."

Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PATENTS
-------

         The Company capitalizes the cost of patents, some of which were acquired, and amortizes such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES
----------------------------------

         The Company incurred approximately $306,000 and $58,000 of research and development expenses during the three months ended June 30, 2005 and 2004, respectively, which are included in operating expenses in the accompanying consolidated statements of operations.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
-------------------------------------------

         The Company follows SFAS 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell, if any. Management noted no impairment indicators requiring review for impairment at or during the three months ended at June 30, 2005.

STOCK PURCHASE WARRANTS ISSUED WITH NOTES PAYABLE
-------------------------------------------------

         We granted warrants in connection with the issuance of certain notes payable. Under Accounting Principles Board Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS," the relative estimated fair value of such warrants represents a discount from the face amount of the notes payable.

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE
-----------------------------------------------------------

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

INCOME TAXES
------------

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

         We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

NOTE 4. NOTES PAYABLE

         On May 16, 2005 the Company issued Fusion Capital ("Fusion") a $30,000 Convertible Promissory Note (the "Convertible Note") with an interest rate of fifteen percent (15%) per annum that matures on August 15, 2005 (the "Maturity Date"). The Convertible Note is convertible into shares of restricted common stock at any time at the election of Fusion at a conversion price equal to $0.20 per share for any conversion occurring on or prior to the Maturity Date, or at a price equal to the lesser of (i) 75% of the average of the three (3) lowest closing sale prices of the common shares during the twelve (12) trading days prior to the submission of a conversion notice or (ii) $0.20 per share, for any conversion occurring after the Maturity Date. In addition, the Company issued Fusion a five-year warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $0.25 per share (the "Warrant"). The Note and the Warrant have piggyback registration rights. The warrant has been valued using a Black-Scholes option pricing model and an associated discount of $19,655, which will accrete to interest expense over the term of the Convertible Note, has been recorded. The convertible feature of the Convertible Note provides for a rate of conversion that is below market value. Pursuant to EITF 98-5 and EITF 00-27, the Company has estimated the fair value of such Beneficial Conversion Feature ("BCF") to be $10,345 and recorded such amount as a debt discount. Such discount is being accreted to interest expense over the term of the Convertible Note. Total interest expense on the Convertible Note for amortization of the above debt discount and BCF totaled $15,000 for the three months ended June 30, 2005.

         On May 27, 2005 the Company issued a promissory note (the "Note") to an accredited investor in an amount of $100,000 with 12% interest maturing on December 1, 2005. In conjunction with the issuance of the Note, the Company also issued a 12-month warrant to acquire 400,000 shares of Common Stock at $0.25 per share. Accordingly, this warrant has been valued using a Black-Scholes option pricing model and an associated discount of $41,860, which will accrete to interest expense over the term of the Note, has been recorded. Such interest expense totaled $24,489 for the three months ended June 30, 2005.

         The Company is currently in default on approximately $427,500 of amounts owed under various unsecured notes payable and accrued liabilities and is currently seeking other financing arrangements to retire all past due notes. At June 30, 2005 the Company had accrued interest in the amount of $182,437 associated with these notes and accrued liabilities payable.

NOTE 5. COMMON STOCK and WARRANT TRANSACTIONS

         In April 2005, the Company issued 9,740 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.308 per share in payment for scientific consulting services to the Company valued at $3,000.

         In April 2005, the Company issued 25,134 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.2984 per share in payment for regulatory affairs consulting services to the Company valued at $7,500.

         In April 2005, the Company issued 31,424 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.2514 per share in payment for regulatory affairs consulting services to the Company valued at $7,900.

         During the quarter ended June 30, 2005, the Company issued 635,633 shares of common stock at prices between $0.250 to and $0.280 per share to Fusion Capital under its $6,000,000 common stock purchase agreement for cash proceeds totaling $160,000. These shares are registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

         During the quarter ended June 30, 2005, the Company issued 95,420 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.262 per share in payment for regulatory affairs consulting services to the Company valued at $25,000.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005


NOTE 5. COMMON STOCK and WARRANT TRANSACTIONS (continued)

         In May 2005, the Company issued 33,228 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.254 per share in payment for regulatory affairs consulting services to the Company valued at $8,440.

         In May 2005, the Company issued 24,000 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.25 per share in payment for investor relations consulting services to the Company valued at $6,000.

         In May 2005 the Company issued 100,000 shares of common stock and a warrant to purchase 400,000 shares of common stock at a purchase price of $0.176 per share to an accredited investor for $17,600. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In May 2005, the Company issued 21,008 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.238 per share in payment for regulatory affairs consulting services to the Company valued at $5,000.

         In June 2005, the Company issued 836,730 shares of restricted common stock and a three-year warrant to purchase 418,365 shares of the Company's restricted common stock at an exercise price of $0.25 to legal counsel as an inducement to settle accrued past due legal services payable in the amount of $167,346 which had been expensed in the prior fiscal year. At the time of the settlement, the shares of the Company's restricted common stock were valued at $209,183 and, using a Black-Scholes option pricing model, the warrant was valued at $100,408. The non-cash additional consideration of $142,245 has been recorded as professional fees expense during the quarter ended June 30, 2005.

         In June 2005, the Company issued 12,605 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.238 per share in payment for scientific consulting services to the Company valued at $3,000.

         During the quarter ended June 30, 2005, the Company expensed $30,000 of deferred consulting fees, which were included in additional paid-in capital at March 31, 2005, as the related consulting services were completed.

NOTE 6. SUBSEQUENT EVENTS

         In July 2005 the Company issued a $105,000 convertible promissory note to an accredited investor Bearing interest at 10% and maturing on January 2, 2006. At the option of the holder the note converts to common stock at a conversion price of $0.20 per share. Upon conversion a warrant to purchase 105,000 common shares at $0.20 per share will be issued to holder.

         In July 2005, the Company issued 10,869 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.23 per share in payment for regulatory affairs consulting services to the Company.

         In July 2005, the Company issued 10,870 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.23 per share in payment for regulatory affairs consulting services to the Company.

         In July 2005, the Company issued 2,156 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.232 per share in payment for regulatory affairs consulting services to the Company.

         In July 2005, the Company issued 21,740 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.230 per share in payment for regulatory affairs consulting services to the Company.

         In August 2005, the Company issued two $25,000 convertible promissory notes (total $50,000) to two related accredited investors bearing interest at 10% and maturing on January 2, 2006. At the option of the holder the note converts to common stock at a conversion price of $0.20 per share. Upon conversion a warrant to purchase 50,000 common shares at $0.20 will be issued to holder.

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

THE COMPANY
-----------

         Aethlon Medical is a development stage therapeutic device company that has not yet engaged in significant commercial activities. The primary focus of our resources is the advancement of our proprietary Hemopurifier(TM) platform treatment technology, which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. In this regard, our core focus is the development of therapeutic devices that treat HIV/AIDS, Hepatitis-C, and pathogens targeted as potential biological warfare agents. Our main focus during fiscal 2006 is to prepare our HIV-Hemopurifier to treat HIV/AIDS and pathogens targeted as potential biological warfare agents for animal clinical trials, and to initiate the pre-clinical human blood studies of our HCV-Hemopurifier for treating Hepatitis-C.

WHERE YOU CAN FIND MORE INFORMATION
-----------------------------------

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

         We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require our most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to stock purchase warrants issued with notes payable, beneficial conversion feature of convertible notes payable, impairment of intangible assets and long lived assets, contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. The reader should refer to the Company's Critical Accounting Policies as reflected in the 10-KSB for the year ended March 31, 2005.

RESULTS OF OPERATIONS
---------------------

THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

OPERATING EXPENSES
------------------

         Consolidated operating expenses were $735,069 for the three months ended June 30, 2005, versus $458,371 for the comparable period ended June 30, 2004. This increase of 60% in operating expenses is a result of increased Professional Fees which include higher legal fees and an overall increase in laboratory expenses associated with developing protocols for the ongoing testing of our Hemopurifier(TM) technology. In addition we recognized a $142,245 non-cash legal expense a result of a negotiated settlement of an existing obligation. General and Administrative expenses increased due to increases in rent expense and laboratory supplies associated with increased testing activity of our Hemopurifier(TM) platform technology.

PLAN OF OPERATION
-----------------

         Our current plan of operation is to fund our anticipated increased research and development activities and operations for the near future through the common stock purchase agreement in place with Fusion Capital, whereby Fusion Capital has committed to buy up to an additional $6,000,000 of our common stock over a 30-month period, that commenced, at our election, after the SEC declared effective a registration statement under Form SB-2 on December 7, 2004 covering such shares. Through June 30, 2005 the Company had received $640,000 from this agreement. No assurance can be given that we will receive any additional funds under our agreement with Fusion Capital. Based on our projections of additional employees and equipment for operations and to complete research, development and testing associated with our Hemopurifier(TM) products, we anticipate that these funds will satisfy our cash requirements, including this anticipated increase in operations, in excess of the next twelve months. However, due to market conditions, and to assure availability of funding for operations in the long term, we may arrange for additional funding, subject to acceptable terms, during the next twelve months.

         We are a development stage medical device company that has not yet engaged in significant commercial activities. The primary focus of our resources is the advancement of our proprietary Hemopurifier(TM) platform treatment technology, which is designed to rapidly reduce the presence of infectious viruses and toxins in human blood. Our main focus during fiscal year 2005 was to prepare our HIV-Hemopurifier(TM) to treat HIV/AIDS, and our HCV-Hemopurifier(TM) to treat Hepatitis-C for human clinical trials. We are also working to advance pathogen filtration devices to treat infectious agents that may be used in biological warfare and terrorism. See "NATURE OF BUSINESS AND BASIS OF PRESENTATION" included in the financial statements in this Form 10-QSB.

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

NET LOSS
--------

         We recorded a consolidated net loss of $802,002 and $481,339 for the quarters ended June 30, 2005 and 2004, respectively. The increase in net loss of 67% was primarily attributable to increased operating expenses and interest expense. Interest expense increased a result of the recognition of the cost of warrants issued in conjunction with notes payable in comparison to the prior year quarter.

         Basic and diluted loss per common share were ($0.05) for the three month period ended June 30, 2005 as compared to ($0.04) for the same period ended June 30, 2004. This increase in loss per share was attributable to the increase in net loss as compared to the prior quarter one year ago offset by the effect of a greater number of common shares outstanding during the current quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         To date, we have funded our capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. Our cash position at June 30, 2005 was $7,048 as compared to $8,625 at March 31, 2005, representing a decrease of $1,577.

         During the three months ended June 30, 2005, operating activities used net cash of $309,177. We received $307,600 from the sale of common stock and issuance of additional notes payable.

         During the three month period ended June 30, 2005, net cash used in operating activities primarily consisted of net loss of $802,002. Net loss was offset principally by the fair market value of common stock and warrants issued in exchange for services of $208,085 and amortization of debt discounts totaling $39,489, plus net changes in prepaid expenses of ($4,388) and less the combined accounts payable and amounts due to related parties of $207,442.

         Decreases in working capital in the amount of $134,915 increased our negative working capital position to ($3,483,425) at June 30, 2005 as compared to a negative working capital of ($3,348,510) at March 31, 2005.

         Our current deficit in working capital required us to obtain funds in the short-term to be able to continue in business, and in the longer term to fund research and development on products not yet ready for market. We are seeking to fund these and other operating needs in the next 12 months from funds to be obtained through our facility from Fusion Capital Fund II, LLC, as well as from the proceeds of additional private placements or public offerings of debt or equity securities, or both.

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

Off-Balance Sheet Arrangements
------------------------------

         There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

ITEM 3. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the 34Act) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in internal controls.

Changes in Controls and Procedures
----------------------------------

         There were no significant changes made in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary. On August 1, 2005 the Company hired a new full-time Chief Financial Officer.

Limitations on the Effectiveness of Internal Control
----------------------------------------------------

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

         In May 2005 the Company issued Fusion Capital ("Fusion) a $30,000 Convertible Promissory Note (the "Note") with an interest rate of fifteen percent (15%) per annum that matures on August 15, 2005. The Note is convertible into shares of restricted common stock at any time at the election of Fusion at a conversion price equal to $0.20 per share for any conversion occurring on or prior to the Maturity Date, or at a price equal to the lesser of (i) 75% of the average of the three (3) lowest closing sale prices of the common shares during the twelve (12) trading days prior to the submission of a conversion notice or
(ii) $0.20 per share, for any conversion occurring after the Maturity Date. In addition, the Company issued Fusion a five-year warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $0.25 per share (the "Warrant"). The Note and the Warrant have piggyback registration rights. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In May 2005 the Company issued 100,000 shares of common stock and a warrant to purchase 400,000 shares of common stock at a purchase price of $0.176 per share to an accredited investor for $17,600. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         We relied on the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of securities described above as transactions by an issuer not involving any public offering. The recipients of securities in each transaction made representations that they were accredited investors within the meaning of Regulation D under the Securities Act. They also represented their intentions to acquire the securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act of 1933, as amended. In addition, there was no general solicitation or advertising for the acquisition of these securities.

         There were no underwritten offerings employed in connection with any of these transactions.

         In June 2005, the Company issued 241,398 shares of common stock at $0.250 per share to Fusion Capital under its $6,000,000 common stock purchase agreement. Fusion advanced the Company $60,000 in April 2005 for the purchase of additional shares under such agreement. These shares are registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $427,500 have reached maturity and are past due. The Company is currently seeking other financing arrangements to retire all past due notes. At June 30, 2005 the Company had accrued interest in the amount of $182,437 associated with these notes and accrued liabilities payable.

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

         Stockholders holding an aggregate of 10,624,365 shares of common stock of the Company voted in favor to ratify the appointment of Squar Milner as the Company's independent auditors and stockholders holding an aggregate of 10,238,794 shares of common stock of the Company voted in favor of approving the amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 50,000,000. The number of shares voted in favor of the two proposals was sufficient for the approval of both proposals. The number of shares voting against and/or abstaining from the vote were as follows: Proposal 1: 80,776 shares; Proposal 2: 469,347 shares.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

3.1.1 Certificate of Amendment to Articles of Incorporation. Incorporated by reference to Exhibit 3.1 in the Registrant's Report on Form 8-K filed on June 10, 2005.

3.1.2 Bylaws of the Registrant. Filed with Registrant's Annual Report on Form 10 KSB for the year ended March 31, 1999.

4.1      Form of Stock Purchase Agreement. Incorporated by reference to Exhibit
         4.1 in the Registrant's Report on Form 8-K filed on June 9, 2004.

4.2      Form of Registration Rights Agreement. Incorporated by reference to
         Exhibit 4.2 in the Registrant's Report on Form 8-K filed on June 9,
         2004.

4.3      Form of Securities Purchase Agreement. Incorporated by reference to
         Exhibit 4.3 in the Registrant's Report on Form 8-K filed on June 9,
         2004.

4.4 Form of Warrant Agreement. Incorporated by reference to Exhibit 4.4 in the Registrant's Report on Form 8-K filed on June 9, 2004.

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

                              AETHLON MEDICAL, INC

Date: August 15, 2005

BY: /S/ JAMES A. JOYCE                  BY: /S/ JAMES W. DORST
    ---------------------------             ---------------------------
    JAMES A. JOYCE                          JAMES W. DORST
    CHAIRMAN, PRESIDENT AND                 CHIEF FINANCIAL OFFICER
    CHIEF EXECUTIVE OFFICER

                              AETHLON MEDICAL, INC.