Form 10QSB
period 2005-09-30
AETHLON MEDICAL INC
filed 2005-11-14
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2005

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

The number of shares of common stock of the registrant outstanding was 19,427,201 as of November 9, 2005.


                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 2005 (UNAUDITED)           1

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
         AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2005       2

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
         MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED) AND FOR THE
         PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2005                   3

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                             4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                       10

ITEM 3.  CONTROLS AND PROCEDURES                                                         15

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                               17

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                     17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                 17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             18

ITEM 5.  OTHER INFORMATION                                                               18

ITEM 6.  EXHIBITS                                                                        18


                                     PART I.
                              FINANCIAL INFORMATION


               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                   September 30,
                                                                       2005
                                                                   ------------

                                     ASSETS
Current assets
     Cash                                                          $     75,275
     Prepaid expenses                                                    10,233
                                                                   ------------
                                                                         85,508

Property and equipment, net                                              19,016
Patents and patents pending, net                                        209,932
Other assets                                                             33,275
                                                                   ------------

                                                                   $    347,731
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued liabilities                      $  1,403,550
     Due to related parties                                           1,263,135
     Notes payable, net of discount                                     606,404
     Convertible notes payable, net of discount                          65,140
     Warrant liability                                                  286,377
                                                                   ------------
                                                                      3,624,606
Commitments and Contingencies

Stockholders' Deficit
     Common stock, par value $0.001 per share;
         50,000,000 shares authorized;
         19,239,829 shares issued and outstanding                        19,240
     Additional paid-in capital                                      17,321,472
     Deficit accumulated during
         development stage                                          (20,617,587)
                                                                   ------------
                                                                     (3,276,875)
                                                                   ------------
                                                                   $    347,731
                                                                   ============

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                               AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                                CONDENSED CONSOLIDATED STATEMENTS OF
                                       OPERATIONS For the Three and Six Months Ended September
                                                      30, 2005 and 2004 and For
                                 the Period January 31, 1984 (Inception) Through September 30, 2005
                                                             (Unaudited)


                                                                                                                 January 31, 1984
                                       Three Months       Three Months        Six Months         Six Months          (Inception)
                                           Ended              Ended             Ended               Ended              through
                                       September 30,      September 30,      September 30,      September 30,       September 30,
                                           2005               2004               2005               2004                2005
                                       -------------      -------------      -------------      -------------      --------------
REVENUES

  Grant income                         $          --      $          --      $          --      $          --      $    1,424,012
  Subcontract income                              --                 --                 --                 --              73,746
  Sale of research and development                --                 --                 --                 --              35,810
                                       -------------      -------------      -------------      -------------      --------------
                                                  --                 --                 --                 --           1,533,568

EXPENSES

  Professional Fees                          268,746            251,831            655,016            466,952           5,041,557
  Payroll and related                        168,131            200,912            347,221            384,455           6,918,055
  General and administrative                 117,509            109,204            287,218            168,912           4,232,797
  Impairment                                      --                 --                 --                 --           1,231,531
                                       -------------      -------------      -------------      -------------      --------------
                                             554,386            561,947                455          1,020,319          17,423,940
                                       -------------      -------------      -------------      -------------      --------------
OPERATING LOSS                              (554,386)          (561,947)        (1,289,455)        (1,020,319)        (15,890,372)
                                       -------------      -------------      -------------      -------------      --------------

OTHER EXPENSE (INCOME)
  Interest and other debt expenses           115,185           (213,342)           182,118           (190,374)          4,603,273
  Interest income                                 --                 --                 --                 --             (17,415)
  Other                                        3,750                 --              3,750                 --             141,357
                                       -------------      -------------      -------------      -------------      --------------
                                             118,935           (213,342)           185,868           (190,374)          4,727,215
                                       -------------      -------------      -------------      -------------      --------------
NET LOSS                               $    (673,321)     $    (348,605)     $  (1,475,323)          (829,945)        (20,617,587)
                                       =============      =============      =============      =============      ==============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                         $       (0.04)     $       (0.03)     $       (0.08)     $       (0.06)
                                       =============      =============      =============      =============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                        19,045,651         13,604,294         18,373,416         12,906,408
                                       =============      =============      =============      =============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                                               AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                               FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2005
                                                             (Unaudited)


                                                                                                                 JANUARY 31, 1984
                                                               SIX MONTHS ENDED         SIX MONTHS ENDED            (INCEPTION)
                                                              SEPTEMBER 30, 2005       SEPTEMBER 30, 2004            THROUGH
                                                                 (UNAUDITED)              (UNAUDITED)           SEPTEMBER 30,2005
                                                             --------------------     --------------------     --------------------
Cash flows from operating activities:

      Net loss                                               $         (1,475,323)    $           (829,945)    $     (20,617,587)
      Adjustments to reconcile net loss to net cash
        used in operating activities:

          Depreciation and amortization                                    15,341                   17,623                  965,093
          Amortization of deferred consulting fees                         30,000                       --                   60,000
          Gain of sale of property and equipment                               --                       --                  (13,065)

          Fair market value of warrants issued in
            connection with accounts payable and debt                          --                       --                2,715,736

          Fair market value of common stock, warrants
          and options issued for services                                 296,241                  259,512                2,803,860
          Change in fair value of warrant liability                         3,750                       --                    3,750
          Intrinsic value of stock options issued to
            directors                                                          --                       --                  424,262

          Amortization of debt discount                                   121,095                       --                  969,704

          Beneficial conversion feature of convertible
            notes payable                                                      --                       --                  334,304
          Impairment of patents and patents pending                            --                       --                  897,227
          Impairment of goodwill                                               --                       --                  217,223

          Changes in operating assets and liabilities:


                Prepaid expenses                                              (45)                 (10,942)                 151,304

                Other assets                                                3,975                  (15,050)                 (33,275)
                Accounts payable and accrued
                liabilities                                               263,383                 (162,384)               1,895,609

                Due to related parties                                     (4,367)                  36,781                1,496,636
                                                             --------------------     --------------------     --------------------


      Net cash used in operating activities                              (745,950)                (704,405)              (7,729,219)
                                                             --------------------     --------------------     --------------------

Cash flows from investing activities:

      Purchases of property and equipment                                      --                  (18,285)                (244,236)
      Patents and patents pending                                              --                       --                 (352,833)
      Proceeds from the sale of property and equipment                         --                       --                   17,065
      Cash of acquired company                                                 --                       --                   10,728
                                                             --------------------     --------------------     --------------------


      Net cash used in investing activities                                    --                  (18,285)                (569,276)
                                                             --------------------     --------------------     --------------------

Cash flows from financing activities:

      Proceeds from the issuance of notes payable                         100,000                       --                1,710,000

      Principal repayments of notes payable                                    --                  (22,500)                (212,500)
      Proceeds from the issuance of convertible notes
        payable                                                           535,000                       --                1,533,000

      Proceeds from the issuance of common stock                          177,600                  748,000                5,343,270
                                                             --------------------     --------------------     --------------------

      Net cash provided by financing activities                           812,600                  725,500                8,373,770
                                                             --------------------     --------------------     --------------------

Net increase in cash                                                       66,650                    2,810                   75,275

Cash at beginning of period                                                 8,625                    1,619                       --
                                                             --------------------     --------------------     --------------------

Cash at end of period                                        $             75,275     $              4,429     $             75,275
                                                             ====================     ====================     ====================


             The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                                                 3

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Aethlon Medical, Inc. (the "Company") is a development stage therapeutic device company focused on expanding the applications of its Hemopurifier (TM) platform technology, which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. In this regard, the Company's core focus is the development of therapeutic devices that treat HIV/AIDS, Hepatitis-C, and pathogens targeted as potential biological warfare agents. In pre-clinical testing, the Company has published that its HIV-Hemopurifier(TM) removed 55% of HIV from human blood in three hours and in excess of 85% of HIV in twelve hours. Additionally, the HIV-Hemopurifier(TM) captured 90% of gp120, a toxic protein that depletes human immune cells, during a one-hour pre-clinical blood study.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

NOTE 2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced a loss of approximately $20.6 million for the period from January 31, 1984 (Inception) through September 30, 2005. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company's current plan of operation is to fund the Company's anticipated increased research and development activities and operations for the near future utilizing its existing financial agreement with Fusion Capital Fund II, LLC ("Fusion Capital") as well as the remaining $295,000 under the 10% Series A Convertible Promissory Notes (see Note 4, Notes Payable).

No assurance can be given that the Company will receive any additional funds under its agreement with Fusion Capital. Based on the Company's projections of additional employees for operations and to complete research, development and testing associated with its Hemopurifier(TM) products, the Company anticipates that these funds will satisfy its cash requirements, including this anticipated increase in operations, in excess of the next twelve months. However, due to market conditions, and to assure availability of funding for operations in the long term, the Company may arrange for additional funding, subject to acceptable terms, during the next twelve months.

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005


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

PRINCIPLES OF CONSOLIDATION
---------------------------

The accompanying condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its legal wholly-owned subsidiaries Aethlon, Inc., Hemex, Inc. and Cell Activation, Inc.(collectively hereinafter referred to as the "Company"). These subsidiaries are dormant and there exist no material intercompany transactions or balances.

STOCK BASED COMPENSATION
------------------------

At September 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25"), and related Interpretations.

No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards "SFAS" No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION", ("SFAS 123") as Amended, to stock-based employee compensation for the period indicated.

          Six Months Ended September 30,            2005                2004
                                                 -----------        -----------
Net loss:
    As reported                                  $ 1,475,323        $   829,945
    Pro forma compensation expense                    57,000                 --
                                                 -----------        -----------
    Pro forma                                    $ 1,532,323        $   829,945
                                                 ===========        ===========

Basic and diluted net loss per share:
    As reported                                  $     (0.08)       $     (0.06)
                                                 ===========        ===========
    Pro forma                                    $     (0.08)       $     (0.06)
                                                 ===========        ===========


The Company accounts for stock-based compensation to non-employees in accordance with the fair value recognition requirements of SFAS 123 No. and Emerging Issues Task Force 96-18 "ACCOUNTING FOR EQUITY INVESTMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS AND SERVICES."

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

PATENTS

The Company capitalizes the cost of patents, some of which were acquired, and amortizes such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred approximately $478,203 and $153,095 of research and development expenses during the six months ended September 30, 2005 and 2004, respectively. For the fiscal quarter ended September 30, 2005 and 2004, the Company incurred research and development expense of approximately $235,806 and $124,080, respectively.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

SFAS No.144 ("SFAS 144"), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Management believes that no impairment existed at or during the six months ended September 30, 2005.

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

DERIVATIVES

The Company has an obligation to register for resale the shares underlying warrants in connection with the issuance of its 10% Series A Convertible Promissory Notes (see Note 4). In accordance with Emerging Issues Task Force ("EITF") No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," the value of the warrants is recorded as a liability until such registration is effective. The Company will be required to re-measure the fair value of these warrants at the end of each quarter until a registration statement for the common shares underlying the warrants is declared effective, at which time the fair value of the warrant is adjusted and any remaining associated liability is then reclassified to equity.

BENEFICAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIO" and EITF No. 00-27, "APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS," the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes.

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

SFAS 123, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is estimated using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period. The adoption of the accounting methodology of SFAS 123 is optional and we have elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as the Company adopted the cost recognition requirement under SFAS 123, are required to be presented.

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

NOTE 4. NOTES PAYABLE

On May 16, 2005, the Company issued Fusion Capital a $30,000 Convertible Promissory Note (the "Convertible Note") with an interest rate of fifteen percent (15%) per annum that matured on August 15, 2005 (the "Maturity Date"). The Convertible Note is convertible into shares of restricted common stock at any time at the election of Fusion at a conversion price equal to $0.20 per share for any conversion occurring on or prior to the Maturity Date, or at a price equal to the lesser of (i) 75% of the average of the three (3) lowest closing sale prices of the common shares during the twelve (12) trading days prior to the submission of a conversion notice or (ii) $0.20 per share, for any conversion occurring after the Maturity Date. In addition, the Company issued Fusion a five-year warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $0.25 per share (the "Warrant"). The warrant has been valued using a Black-Scholes option pricing model and an associated discount of $19,655, which will accrete to interest expense over the term of the Convertible Note, has been recorded. The convertible feature of the Convertible Note provides for a rate of conversion that is below market value. Pursuant to EITF 98-5 and EITF 00-27, the Company has estimated the fair value of such Beneficial Conversion Feature ("BCF") to be $10,345 and records such amount as a debt discount. Such discount is being accreted to interest expense over the term of the Convertible Note. Total interest expense on the Convertible Note for amortization of the above debt discount and BCF totaled $30,000 for the six months ended September 30, 2005.

On May 27, 2005, the Company issued a promissory note (the "Note") to an accredited investor in an amount of $100,000 with 12% interest maturing on December 1, 2005. In conjunction with the issuance of the Note, the Company also issued a 12-month warrant to acquire 400,000 shares of Common Stock at $0.25 per share. Accordingly, this warrant has been valued using a Black Scholes option pricing model and an associated discount of $41,860, which will accrete to interest expense over the term of the Note, has been recorded. Such interest expense totaled $31,466 for the six months ended September 30, 2005.

From July 11, 2005 through September 30, 2005 the Company received cash investments of $455,000 from an accredited investor (Ellen R. Weiner Family Revocable Trust) based on agreed-upon terms reached on the cash receipt dates. Such investments were documented on November 2, 2005 in a 10% Series A Convertible Note ("Note"). The Note accrues interest at a rate of ten percent (10%) per annum and matures on January 2, 2007. The Note is convertible into shares of restricted common stock at any time at the election of the holder at a conversion price equal to $0.20 per share for any conversion occurring on or prior to the maturity date. In addition, upon conversion, the Company is obligated to issue a three-year Warrant (the "Warrant") to purchase a number of shares equal to the number of shares into which the Note was converted at an exercise price of $0.20. The Warrant has been valued using a Binomial Lattice option pricing model and an associated discount of $253,875, measured at the commitment dates, will be expensed as future conversions occur. The convertible feature of the Convertible Note provides for a rate of conversion that is below market value. Pursuant to EITF 98-5 and EITF 00-27, the Company has estimated the fair value of such Beneficial Conversion Feature ("BCF") to be $201,125 and records such amount as a debt discount. Such discount is being accreted to interest expense over the term of the Convertible Note. Total interest expense on the Convertible Note for amortization of the above debt discount and BCF totaled $31,297 for the three months ended September 30, 2005.

From August 8, 2005 through September 30, 2005 the Company received cash investments of $50,000, from an accredited investor (Allan S. Bird) based on agreed upon terms on the cash receipt dates. Such investments were documented on November 2, 2005 in a 10% Series A Convertible Note ("Note"). The Note accrues interest at a rate of ten percent (10%) per annum and matures on January 2, 2007. The Note is convertible into shares of restricted common stock at any time at the election of the holder at a conversion price equal to $0.20 per share for any conversion occurring on or prior to the maturity date. In addition, upon conversion, the Company is obligated to issue a three-year Warrant (the "Warrant") to purchase a number of shares equal to the number of shares into which the Note was converted at an exercise price of $0.20. The Warrant has been valued using a Binomial Lattice option pricing model and an associated discount of $28,750, measured at the commitment dates, will be expensed as future conversions occur. The convertible feature of the Convertible Note provides for a rate of conversion that is below market value. Pursuant to EITF 98-5 and EITF 00-27, the Company has estimated the fair value of such Beneficial Conversion Feature ("BCF") to be $21,250 and records such amount as a debt discount. Such discount is being accreted to interest expense over the term of the Convertible Note. Total interest expense on the Convertible Note for amortization of the above debt discount and BCF totaled $3,639 for the three months ended September 30, 2005.

The Company is currently in default on approximately $457,500 of amounts owed under various notes payable and accrued liabilities and is currently seeking other financing arrangements to retire all past due notes. At September 30, 2005 the Company had accrued interest in the amount of $210,155 associated with these notes and accrued liabilities payable.

NOTE 5. COMMITMENTS AND CONTINGENCIES

REGISTRATION RIGHTS AGREEMENTS

In June 2004, the Company completed a private placement of common stock with accredited investors, including Fusion Capital Fund II, LLC. In connection with the private placement, the Company entered into a common stock purchase agreement with Fusion Capital, whereby Fusion Capital has committed to purchase up to an additional $6,000,000 of the Company's common stock over a 30-month, commencing, at the Company's election, after the Securities and Exchange Commission ("SEC") has declared effective a registration statement covering such shares. The SEC declared the registration statement effective on December 7, 2004. On September 7, 2005, the Company was obligated to file a post-effective amendment to its registration statement to update the financial statements. At September 30, 2005, the Company had not yet filed such post-effective amendment to its registration statement. In accordance with the Registration Rights Agreement with Fusion Capital, the Company may accrue liquidated damages equal to 2% of the aggregate amount paid by Fusion Capital for the shares held by Fusion Capital during such period that the registration statement ceases to remain effective. As of November 9, 2005, Fusion Capital does not own any Purchase Shares of the Company's common stock, thus there are no liquidated damages owed to Fusion Capital as of the date of this report.

NOTE 6. EQUITY TRANSACTIONS

On September 9, 2005, the Company granted 2,857,143 options to James A. Joyce, its Chief Executive Officer, in exchange for $300,000 of accrued related-party liabilities. The fair value of such options approximated the value of the accrued related-party liability.

In July 2005, the Company issued 43,479 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.23 per share in payment for regulatory affairs consulting services to the Company.

In July 2005, the Company issued 2,155 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.232 per share in payment for regulatory affairs consulting services to the Company.

In August 2005, the Company issued 37,863 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.226 per share in payment for regulatory affairs consulting services to the Company.

In August 2005, the Company issued 91,739 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.230 per share in payment for regulatory affairs consulting services to the Company.

In August 2005, the Company issued 21,368 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.234 per share in payment for regulatory affairs consulting services to the Company.

In August 2005, the Company issued 175,755 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.212 per share in payment for regulatory affairs consulting services to the Company.

In September 2005, the Company issued 27,852 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.206 per share in payment for regulatory affairs consulting services to the Company.

NOTE 7. SUBSEQUENT EVENTS

In October 2005, the Company issued 21,186 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.236 per share in payment for regulatory affairs consulting services to the Company.

In October 2005, the Company issued 35,278 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.216 per share in payment for regulatory affairs consulting services to the Company.

In November 2005, the Company issued 19,948 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.384 per share in payment for regulatory affairs consulting services to the Company.

In November 2005, the Company issued 97,662 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.37 per share in payment for regulatory affairs consulting services to the Company.

In November 2005, the Company issued 13,298 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.376 per share in payment for regulatory affairs consulting services to the Company.

The Company is required to file a registration statement on Form SB-2 the later of November 30, 2005 or 30 days after the date the Company completes an additional financing of at least $1.0 million but in no event later than December 31, 2005 for the purposes of registering the resale of the shares of common stock issuable upon conversion of the Promissory Notes and exercise of the Warrants.

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

THE COMPANY

The Company is a development stage therapeutic device company that has not yet engaged in significant commercial activities. The primary focus of the Company's resources is towards the advancement of its proprietary Hemopurifier(TM) platform treatment technology, which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. In this regard, the Company's core focus is the development of therapeutic devices that treat HIV/AIDS, Hepatitis-C, and pathogens targeted as potential biological warfare agents. The Company's emphasis during fiscal 2006 is to prepare its HIV-Hemopurifier to treat HIV/AIDS and pathogens targeted as potential biological warfare agents for animal clinical trials, and to complete the pre-clinical human blood studies of its HCV-Hemopurifier for treating Hepatitis-C.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act and must file reports, proxy statements and other information with the SEC. The reports, information statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 450 Fifth Street, N.W. Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Commission also maintains a Web site (http://www.sec.gov) that contains reports, proxy, and information statements and other information regarding registrants, like us, which file electronically with the Commission. the Company's headquarters are located at 3030 Bunker Hill Street, Suite 4000, San Diego, CA 92109. Our phone number at that address is (858) 459-7800. Its Web site is maintained at http://www.aethlonmedical.com.

CRITICAL ACCOUNTING POLICIES

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes the Company's estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

The Company believes that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to stock purchase warrants issued with notes payable, beneficial conversion feature of convertible notes payable, impairment of intangible assets and long lived assets, stock compensation, contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on the Company's future financial conditions or results of operations.

There have been no changes to our critical accounting policies as disclosed in our Form 10-KSB for the year ended March 31, 2005.


IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

SFAS No.144 ("SFAS 144"), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Management believes that no impairment existed at or during the six months ended September 30, 2005.

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

DERIVATIVES

The Company has an obligation to register for resale the shares underlying warrants in connection with the issuance of its 10% Series A Convertible Promissory Notes. In accordance with Emerging Issues Task Force ("EITF") No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," the value of the warrants is recorded as a liability until such registration is effective. The Company will be required to re-measure the fair value of these warrants at the end of each quarter until a registration statement for the common shares underlying the warrants is declared effective. The Company will be required to re-measure the fair value of these warrants at the end of each quarter until a registration statement for the common shares underlying the warrants is declared effective, at which time the fair value of the warrant is adjusted and any remaining associated liability is then reclassified to equity.

BENEFICAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIO" and EITF No. 00-27, "APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS," the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes.

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

Under APB 25 compensation expense is the excess, if any, of the estimated fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

SFAS 123, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is estimated using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period. The adoption of the accounting methodology of SFAS 123 is optional and we have elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as we adopted the cost recognition requirement under SFAS 123, are required to be presented.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2005 were $554,386, almost unchanged in comparison with $561,947 for the comparable quarter one year ago. The reduction of $7,561 was comprised of increases in Professional Fees and General and Administrative expenses of $16,915 and $8,305, respectively, offset by a decrease in overall Payroll and Related expenses of $32,781.

Net Loss

The Company recorded a consolidated net loss of $673,320 and $348,605 for the quarters ended September 30, 2005 and 2004, respectively. The increased net loss was primarily attributable to a $328,527 increase in recorded interest expense. This increase is a result of a large credit ($244,500) to correct for over-accrued interest expense taken in the prior quarter one year ago offset by an increase in interest expense attributable to amortization of warrant value and BCF recorded in association with convertible notes payable incurred in the first and second quarters of the Company's fiscal year.

Basic and diluted loss per common share were ($0.04) for the three month period ended September 30, 2005 compared to ($0.03) for the same period ended September 30, 2004. This reduction in loss per share was primarily a result of the greater number of common shares outstanding during the three month period ended September 30, 2005, as compared to the three month period ended September 30, 2004, offset by the increased net loss for the three month period ended September 30, 2005, as compared to the three month period ended September 30, 2004.

SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2004

Operating Expenses

Consolidated operating expenses were $1,289,455 for the six months ended September 30, 2005, versus $1,020,319 for the comparable period ended September 30, 2004. This increase of $269,136 results from a $188,064 increase in Professional Fees and a $118,306 increase in General and Administrative expenses offset by a $37,234 reduction in Payroll and Related expenses. The increase in Professional Fees is a result of additional work required to prepare for and initiate human safety trials on HCV infected patients, while the increase in General and Administrative expense included increases in Lab Supplies of $80,714, insurance expense of $23,964, rent expense of $37,980 offset by decreases in other General and Administrative expenses.

Net Loss

We recorded a consolidated net loss of $1,475,323 and $829,945 for the six-month periods ended September 30, 2005 and 2004, respectively. The increase in net loss was primarily attributable to increased operating expenses, offset partially by a reversal of approximately $244,500 in over-accrued interest expense in the quarter ended September 30, 2004 and an additional non-cash expense of $3,750 related to the revaluation of warrants issued with convertible debt combined with actual increases in interest expense attributable to the amortization of warrant value and BCF recorded in association with convertible notes payable incurred during the six month period ending September 30, 2005.

Basic and diluted loss per common share were ($0.08) for the six month period ended September 30, 2005 compared to ($0.06) for the same period ended September 30, 2004. This reduction in loss per share was attributable to both the greater number of common shares outstanding during the six month period ended September 30, 2005, as compared to the six month period ended September 30, 2004, partially offset by the increased net loss for the six month period ended September 30, 2005, as compared to the equivalent period one year ago.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. The Company's cash position at September 30, 2005 was $75,275 compared to $8,625, at March 31, 2005, representing an increase of $66,650. During the six months ended September 30, 2005, operating activities used net cash of $745,950. The Company received $177,600 from the issuance of common stock, $535,000 from proceeds for the issuance of convertible notes payable and $100,000 from the issuance of notes payable.

During the six month period ended September 30, 2005, net cash used in operating activities primarily consisted of net loss of $1,475,323. Net loss was offset principally by depreciation and amortization of $15,341 plus the fair market value of common stock of $296,241 in payment for services, $121,095 of amortization of debt discount, $121,095 in amortization of discount associated with note issuances and an increases in accounts payable and other current balance sheet accounts of $262,946.

An decrease in working capital during the six months in the amount of $190,588 increased the Company's negative working capital position to ($3,539,098) at September 30, 2005 as compared to a negative working capital of ($3,348,510) at March 31, 2005.

The Company's current deficit in working capital required us to obtain funds in the short-term to be able to continue in business, and in the longer term to fund research and development on products not yet ready for market.

The Company's operations to date have consumed substantial capital without generating revenues, and will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of Hemopurifier(TM) products, and to market any of those products that receive regulatory approval. The Company does not expect to generate revenue from operations for the foreseeable future, and its ability to meet its cash obligations as they become due and payable is expected to depend for at least the next several years on its ability to sell securities, borrow funds or a combination thereof. The Company's future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and Management's ability to establish collaborative arrangements, effect successful commercialization strategies, marketing activities and other arrangements. The Company expects to continue to incur increasing negative cash flows and net losses for the foreseeable future.

Management does not believe that inflation has had or is likely to have any material impact on the Company's limited operations.

At the date of this filing, we do not have plans to purchase significant amounts of equipment or hire significant numbers of employees prior to successfully raising additional capital.

PLAN OF OPERATION

The Company's current plan of operation is to fund our anticipated increased research and development activities and operations for the near future through the common stock purchase agreement in place with Fusion Capital, whereby Fusion Capital has committed to buy up to an additional $6,000,000 of our common stock over a 30-month period, that commenced, at our election, after the SEC declared effective a registration statement under Form SB-2 on December 7, 2004 covering such shares. Through September 30, 2005 the Company had received $700,001 from this agreement. However, no assurance can be given that we will receive any additional funds under our agreement with Fusion Capital. Based on our projections of additional employees and equipment for operations and to complete research, development and testing associated with our Hemopurifier(TM) products, we anticipate that these funds will satisfy our cash requirements, including this anticipated increase in operations, in excess of the next twelve months. In addition, on November 2, 2005 the Company entered into an agreement with accredited investors to issue up to $1.0 million in 10% Series A Convertible Promissory Notes and has issued $705,000 under this arrangement. The Company plans to utilize the remaining $295,000 under this facility to provide for ongoing general working capital requirements. However, due to market conditions, and to assure availability of funding for operations in the long term, we may arrange for additional funding, subject to acceptable terms, during the next twelve months.

The Company is a development stage medical device company that has not yet engaged in significant commercial activities. The primary focus of our resources is the advancement of our proprietary Hemopurifier(TM) platform treatment technology, which is designed to rapidly reduce the presence of infectious viruses and toxins in human blood. Our main focus is to prepare our Hemopurifier(TM) to treat HIV/AIDS, Hepatitis-C and Flu Viruses in human clinical trials. The Company is also working to advance pathogen filtration devices to treat infectious agents that may be used in biological warfare and terrorism.

The Company plans to continue our research and development activities related to our Hemopurifier(TM) platform technology, with particular emphasis on the advancement of our lead product candidates for the treatment of HIV/AIDS, HCV and Flu Viruses. The Company also plans to implement a regulatory strategy for the use of our Hemopurifier(TM) for biodefense treatments in fiscal year 2006 pursuant to a recent rule implemented by the FDA for medical countermeasures to weapons of mass destruction. Under this rule, in situations where it is deemed unethical to conduct efficacy studies in humans, a treatment can be reviewed for approval on the basis of efficacy in the most relevant animal species and safety data in humans.

The Company expects to add additional employees in the next twelve months, as required to support our increased research and development effort that will include expanding our goal beyond treating infectious diseases HIV/AIDS and Hepatitis-C and new applications to combat infectious agents that may be used in biological warfare and terrorism. This will involve designing Hemopurifier(TM) products that can be rapidly deployed by armed forces as wearable post-exposure treatments on the battlefield, as well as dialysis-based treatments for civilian populations. This will entail developing the new treatment device based on the same proprietary Hemopurifier(TM) filtration technology that is utilized in advancing our HIV/AIDS, and Hepatitis-C treatments.

Accordingly, due to this increase in activity during the next twelve months, Management anticipates continuing to increase spending on research and development during this period. Additionally, associated with the Company's anticipated increase in research and development expenditures, we anticipate purchasing additional amounts of equipment during this period to support our laboratory and testing operations.

Operations to date have consumed substantial capital without generating revenues, and will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of our Hemopurifier(TM) products, as well as market any of those products that receive regulatory approval. The Company does not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as Management's ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. The Company expects to continue to incur increasing negative cash flows and net losses for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary. On August 1, 2005 the Company hired a new full-time Chief Financial Officer.

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

                                     PART II

                                OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

         On August 26, 2005 the Company received a Complaint for Damages for Breach of Written Contracts from the Regents of the University of California. The complaint asks for payment of $135,555.05 plus interest, costs and attorney's fees. The underlying obligation of $135,555.05 is carried on the Company's balance sheet as a current liability. At the time of this filing we have a verbal agreement to dismiss this claim pending the negotiation of a settlement agreement. We have agreed with the Regents to pay the underlying liability without interest but including attorney fees (estimated at approximately $5,000). The obligation is expected to be settled by issuing shares of restricted common stock at market for an amount equal to the obligation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On November 2, 2005 (the "Closing Date"), the Company entered into two 10% Series A Convertible Promissory Notes for an aggregate $705,000 (individually, a "Promissory Note" and collectively, the "Promissory Notes") with Allan S. Bird and Ellen R. Weiner Family Revocable Trust (individually, a "Holder" and collectively the "Holders"), each qualified as an "accredited investor" as that term is defined in the Securities Act of 1933, as amended (the "Act"). The Promissory Notes formalized a series of prior cash investments by the Holders which, at the time such investments were made, the conversion prices represented an average discount of 13.15% to the market price of the Company's common stock (please see Note 3). An associated Registration Rights Agreement between the Company and the Holders, dated November 2, 2005 (the "Registration Rights Agreement") provides for the issuance of up to $1,000,000 under this financing.

         The Promissory Notes bear an interest rate of 10 percent (10%) per annum on the unpaid principal balance and mature on January 2, 2007 (the "Maturity Date"). The Notes are convertible into shares of restricted common stock at any time at the election of the Holders at a conversion price equal to an individually negotiated amount per share for any conversion occurring on or prior to the Maturity Date (the "Conversion Price"). Additionally, upon conversion the Promissory Notes, the Company will issue to the Holders three-year warrants to purchase the same number of shares of common stock into which each Promissory Note is converted at an exercise price equal to the Conversion Price per share (each a "Warrant" and collectively, the "Warrants"). This transaction was exempt from registration under Rule 506 promulgated under Regulation D of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $457,500 have reached maturity and are past due. The Company is continually reviewing other financing arrangements to retire all past due notes. At September 30, 2005 the Company had accrued interest in the amount of $210,155 associated with these notes and accrued liabilities payable.

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

32.2 Certification of James W. Dorst, Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AETHLON MEDICAL, INC

Date: November 14, 2005

BY: /S/ JAMES A. JOYCE                  BY: /S/ JAMES W. DORST
    ---------------------------             ---------------------------
    JAMES A. JOYCE                          JAMES W. DORST
    CHAIRMAN, PRESIDENT AND                 CHIEF FINANCIAL OFFICER
    CHIEF EXECUTIVE OFFICER

                              AETHLON MEDICAL, INC.