Form 10QSB
period 2005-12-31
AETHLON MEDICAL INC
filed 2006-02-14
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the transition period from _____to_____

                         COMMISSION FILE NUMBER 0-21846

                              AETHLON MEDICAL, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                     NEVADA                                13-3632859
             ----------------------                 ----------------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

      3030 BUNKER HILL ST, SUITE 4000, SAN DIEGO, CA             92109
      ----------------------------------------------             -----
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

The number of shares of common stock of the registrant outstanding was 21,102,101 as of February 9, 2006.

                               PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2005 (UNAUDITED)            1

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE AND NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (UNAUDITED)
         AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2005        2

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
         MONTHS ENDED DECEMBER 31, 2005 AND 2004 (UNAUDITED) AND FOR THE
         PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2005                    3

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                             4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                       11

ITEM 3.  CONTROLS AND PROCEDURES                                                         15

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                               16

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                     16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                 16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             16

ITEM 5.  OTHER INFORMATION                                                               16

ITEM 6.  EXHIBITS                                                                        17

                                     PART I.
                              FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                   December 31,
                                                                       2005
                                                                   ------------

                                     ASSETS
Current assets
     Cash                                                          $    116,095
     Prepaid expenses                                                     6,836
                                                                   ------------
                                                                        122,931

Property and equipment, net                                              17,208
Patents and patents pending, net                                        206,127
Other assets                                                             17,200
                                                                   ------------

                                                                   $    363,466
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued liabilities                      $  1,289,902
     Due to related parties                                           1,259,355
     Notes payable, net of discount                                     557,500
     Convertible notes payable, net of discount                          95,368
     Warrant obligation                                                 729,875
                                                                   ------------
                                                                      3,932,000
Commitments and Contingencies

Stockholders' Deficit
     Common stock, par value $0.001 per share;
         50,000,000 shares authorized;
         20,203,149 shares issued and outstanding                        20,203
     Additional paid-in capital                                      17,623,225
     Deficit accumulated during
         development stage                                          (21,211,962)
                                                                   ------------
                                                                     (3,568,534)
                                                                   ------------
                                                                   $    363,466
                                                                   ============

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                              AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                               CONDENSED CONSOLIDATED STATEMENTS OF
                                      OPERATIONS For the Three and Nine Months Ended December
                                                     31, 2005 and 2004 and For
                                 the Period January 31, 1984 (Inception) Through December 31, 2005
                                                            (Unaudited)


                                                                                                                 January 31, 1984
                                       Three Months       Three Months       Nine Months        Nine Months          (Inception)
                                           Ended              Ended             Ended               Ended              through
                                       December 31,        December 31,      December 31,       December 31,         December 31,
                                           2005               2004               2005               2004                2005
                                       -------------      -------------      -------------      -------------      --------------
REVENUES

  Grant income                         $          --      $          --      $          --      $          --      $    1,424,012
  Subcontract income                              --                 --                 --                 --              73,746
  Sale of research and development                --                 --                 --                 --              35,810
                                       -------------      -------------      -------------      -------------      --------------
                                                  --                 --                 --                 --           1,533,568

EXPENSES

  Professional Fees                          221,022            208,308            876,038            675,260           5,262,579
  Payroll and related                        164,955            183,643            512,176            568,098           7,083,010
  General and administrative                 108,037            157,951            395,255            326,863           4,340,834
  Impairment                                      --                 --                 --                 --           1,231,531
                                       -------------      -------------      -------------      -------------      --------------
                                             494,014            549,902          1,783,469          1,570,221          17,917,954
                                       -------------      -------------      -------------      -------------      --------------
OPERATING LOSS                              (494,014)          (549,902)        (1,783,469)        (1,570,221)        (16,384,386)
                                       -------------      -------------      -------------      -------------      --------------

OTHER EXPENSE (INCOME)
  Interest and other debt expenses           100,361             53,519            282,479           (136,855)          4,703,634
  Interest income                                 --                 --                 --                 --             (17,415)
  Other                                           --                 --              3,750                 --             141,357
                                       -------------      -------------      -------------      -------------      --------------
                                             100,361             53,519            286,229           (136,855)          4,827,576
                                       -------------      -------------      -------------      -------------      --------------
NET LOSS                               $    (594,375)     $    (603,421)     $  (2,069,698)        (1,433,366)        (21,211,962)
                                       =============      =============      =============      =============      ==============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                         $       (0.03)     $       (0.04)     $       (0.11)     $       (0.11)
                                       =============      =============      =============      =============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                        19,486,094         14,147,932         18,744,309         13,377,226
                                       =============      =============      =============      =============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                                                2

                                              AETHLON MEDICAL, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (Unaudited) AND
                               FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2005
                                                            (Unaudited)


                                                                                                                 JANUARY 31, 1984
                                                              NINE MONTHS ENDED        NINE MONTHS ENDED            (INCEPTION)
                                                              DECEMBER 31, 2005        DECEMBER 31, 2004              THROUGH
                                                                 (UNAUDITED)              (UNAUDITED)             DECEMBER 31,2005
                                                             --------------------     --------------------     --------------------
Cash flows from operating activities:

      Net loss                                               $         (2,069,698)    $         (1,433,366)    $        (21,211,962)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                                    24,597                   28,092                  974,348
          Amortization of deferred consulting fees                         30,000                       --                   60,000
          Gain of sale of property and equipment                               --                       --                  (13,065)
          Fair market value of warrants issued in
            connection with accounts payable and debt                          --                       --                2,715,736
          Fair market value of common stock, warrants
          and options issued for services                                 476,205                  252,646                2,983,824
          Intrinsic value of stock options issued to
            directors                                                          --                       --                  424,262
          Amortization of debt discount                                   182,419                   17,808                1,365,332

          Impairment of patents and patents pending                            --                       --                  897,227
          Impairment of goodwill                                               --                       --                  217,223
          Changes in operating assets and liabilities:
                Prepaid expenses                                            3,352                  (30,668)                 154,701
                Other assets                                               20,050                  (16,845)                 (17,200)
                Accounts payable and accrued
                liabilities                                               149,735                  142,835                1,715,463
                Due to related parties                                     (8,147)                 (66,470)               1,559,355
                                                             --------------------     --------------------     --------------------

      Net cash used in operating activities                            (1,191,487)              (1,105,968)              (8,174,756)
                                                             --------------------     --------------------     --------------------

Cash flows from investing activities:

      Purchases of property and equipment                                  (3,643)                 (27,349)                (247,879)
      Patents and patents pending                                              --                       --                 (352,833)
      Proceeds from the sale of property and equipment                         --                       --                   17,065
      Cash of acquired company                                                 --                       --                   10,728
                                                             --------------------     --------------------     --------------------

      Net cash used in investing activities                                (3,643)                 (27,349)                (572,919)
                                                             --------------------     --------------------     --------------------

Cash flows from financing activities:

      Proceeds from the issuance of notes payable                         100,000                  130,000                1,710,000
      Principal repayments of notes payable                               (80,000)                 (22,500)                (292,500)
      Proceeds from the issuance of convertible notes
        payable                                                         1,030,000                       --                2,028,000
      Proceeds from the issuance of common stock                          252,600                1,063,417                5,418,270
                                                             --------------------     --------------------     --------------------

      Net cash provided by financing activities                         1,302,600                1,170,917                8,863,770
                                                             --------------------     --------------------     --------------------

Net increase in cash                                                      107,470                   37,600                  116,095

Cash at beginning of period                                                 8,625                    1,619                       --
                                                             --------------------     --------------------     --------------------

Cash at end of period                                        $            116,095     $             39,219     $            116,095
                                                             ====================     ====================     ====================

            The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                                                 3

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Aethlon Medical, Inc. (the "Company") is a development stage therapeutic device company focused on expanding the applications of its Hemopurifier (TM) platform technology, which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. In this regard, the Company's core focus is the development of pathogens targeted as potential biological warfare agents, HIV/AIDS, and Hepatitis C. In pre-clinical testing, the Company has published that its HIV-Hemopurifier(TM)removed 55% of HIV from human blood in three hours and in excess of 85% of HIV in twelve hours. Additionally, the HIV-Hemopurifier(TM) captured 90% of gp120, a toxic protein that depletes human immune cells, during a one-hour pre-clinical blood study.

The Hemopurifier(TM) is in the development stage and significant research and testing are still needed to reach commercial viability. Any resulting medical device or process will require approval by the U.S. Food and Drug Administration ("FDA"), and the Company has not yet begun efforts to obtain FDA approval and such approval may take several years. Since some of the Company's patents were issued in the 1980's, they are scheduled to expire in the near future. Thus, such patents may expire before FDA approval is obtained.

The Company is classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP") and has not generated revenues from its principal operations.

The Company's common stock is quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers under the symbol "AEMD.OB".

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

NOTE 2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced a loss of approximately $21.2 million for the period from January 31, 1984 (Inception) through December 31, 2005. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company's current plan of operation is to fund the Company's research and development activities and operations for the near future utilizing its existing financial agreement with Fusion Capital Fund II, LLC ("Fusion Capital").

No assurance can be given that the Company will receive any additional funds under its agreement with Fusion Capital. Based on the Company's projections of working capital required for operations and to complete research, development and testing associated with its Hemopurifier(TM) products, the Company anticipates that these funds will satisfy its cash requirement in excess of the next twelve months. However, due to market conditions, and to assure availability of funding for operations in the long term, the Company may arrange for additional funding, subject to acceptable terms, during the next twelve months.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and to generate sufficient revenue and operating cash flow to meet its obligations on a timely basis.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company presented below is designed to assist the reader in understanding the Company's condensed consolidated financial statements. Such financial statements and related notes are the representations of Company management, who is responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its legal wholly-owned subsidiaries Aethlon, Inc., Hemex, Inc. and Cell Activation, Inc.(collectively hereinafter referred to as the "Company"). These subsidiaries are dormant and there are no material intercompany transactions or balances.

STOCK-BASED COMPENSATION

At December 31, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25"), and related Interpretations.

No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION", ("SFAS 123") as Amended, to stock-based employee compensation for the periods indicated.

          Nine Months Ended December 31,             2005                2004
                                                 -----------        -----------
Net loss:
    As reported                                  $ 2,069,698        $ 1,433,366
    Pro forma compensation expense                     7,917                 --
                                                 -----------        -----------
    Pro forma                                    $ 2,077,615        $ 1,433,366
                                                 ===========        ===========

Basic and diluted net loss per share:
    As reported                                  $     (0.11)       $     (0.11)
                                                 ===========        ===========
    Pro forma                                    $     (0.11)       $     (0.11)
                                                 ===========        ===========


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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

PATENTS

The Company capitalizes the cost of patents, some of which were acquired, and amortizes such costs over the shorter of the remaining legal life or their estimated economic life.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred approximately $635,235 and $331,225 of research and development expenses during the nine months ended December 31, 2005 and 2004, respectively. For the fiscal quarters ended December 31, 2005 and 2004, the Company incurred research and development expenses of approximately $156,947 and $174,056, respectively.

EQUITY INSTRUMENTS FOR SERVICES

The Company follows SFAS No. 123 (as amended by EITF 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING,
OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES") to account for transactions involving goods and services provided by third parties where the Company issues equity instruments as part of the total consideration. Pursuant to paragraph 8 of SFAS No. 123, the Company accounts for such transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.


The Company applies EITF 96-18, in transactions, when the value of the goods and/or services are not readily determinable and (1) the fair value of the equity instruments is more reliably measurable and (2) the counterparty receives equity instruments in full or partial settlement of the transactions, using the following methodology:

(a) For transactions where goods have already been delivered or services rendered, the equity instruments are issued on or about the date the performance is complete (and valued on the date of issuance).
(b) For transactions where the instruments are issued on a fully vested, non-forfeitable basis, the equity instruments are valued on or about the date of the contract.
(c) For any transactions not meeting the criteria in (a) or (b) above, the Company re-measures the consideration at each reporting date based on its then current stock value.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

SFAS No. 144 ("SFAS 144"), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Management believes that no impairment existed at or during the nine months ended December 31, 2005.

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

CLASSIFICATION OF WARRANT OBLIGATION

In connection with the issuance of its 10% Series A Convertible Promissory Notes, the Company has an obligation to issue warrants upon conversion of the notes, which are convertible at any time at the discretion of the noteholders (see Note 4). The obligation to issue the warrants meets the criteria of an embedded derivative to be bifurcated pursuant to SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended. Under this transaction, the Company is obligated to register for resale the common shares underlying the Warrants, and as a result, the embedded derivative associated with this warrant obligation does not meet the scope exception of paragraph 11
(a) of SFAS No. 133. Specifically, at December 31, 2005, the Company did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation has been classified as a liability (outside of stockholders' equity) in accordance with Emerging Issues Task Force ("EITF") No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK." The classification of the warrant obligation will be evaluated at each reporting date and as such, it will continue to be reported as a liability until a registration statement which includes the shares underlying the warrants becomes effective.


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

SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123," provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based compensation to non-employees in accordance with the fair value recognition requirements of SFAS 123 and Emerging Issues Task Force 96-18 "ACCOUNTING FOR EQUITY INVESTMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS AND SERVICES."

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), "SHARE-BASED PAYMENT", which is a revision of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." SFAS No. 123(R) will be effective for the Company beginning January 1, 2006, and supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends SFAS No. 95, "STATEMENT OF CASH FLOWS." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The Company is currently evaluating the effect of the adoption of FAS 123(R) on its future financial statements.

In December 2004, the FASB issued Statement No. 153, "EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS" ("FAS 153"). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The Company does not believe the adoption of SFAS No. 153 will have a material impact on the Company's financial statements.

In June 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND SFAS NO. 3." The statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company's financial statements.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 4. NOTES PAYABLE

From July 11, 2005 through December 15, 2005 the Company received cash investments of $760,000 from an accredited investor (Ellen R. Weiner Family Revocable Trust) based on agreed-upon terms reached on the cash receipt dates. Such investments were documented on November 2, 2005, November 4, 2005 and December 15, 2005 in three 10% Series A Convertible Notes ("Weiner Series A Notes"). The Weiner Series A Notes accrue interest at a rate of ten percent (10%) per annum and mature on January 2, 2007. The Weiner Series A Notes are convertible into shares of restricted common stock at any time at the election of the holder at a conversion price equal to $0.20 per share for any conversion occurring on or prior to the maturity date. In addition, upon conversion, the Company is obligated to issue three-year Warrants (the "Weiner Series A Warrants") to purchase a number of shares equal to the number of shares into which the Weiner Series A Notes can be converted at an exercise price of $0.20. The Weiner Series A Warrants have been valued using a Binomial Lattice option pricing model and an associated discount of $531,875, measured at the commitment dates, will be expensed as future conversions occur. The convertible feature of the Weiner Series A Notes provides for a rate of conversion that is below market value. Pursuant to EITF 98-5 and EITF 00-27, the Company has estimated the fair value of such BCF to be $228,125 and records such amount as a debt discount. Such discount is being accreted to interest expense over the term of the Weiner Series A Notes. Total interest expense on the Weiner Series A Note for amortization of the above BCF debt discount totaled $42,506 and $56,096 for the three months and nine months ended December 31, 2005, respectively.

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

From August 8, 2005 through December 14, 2005 the Company received cash investments of $225,000, from an accredited investor (Allan S. Bird) based on agreed upon terms reached on the cash receipt dates. Such investments were documented on November 2, 2005, November 7, 2005 and December 14, 2005 in three 10% Series A Convertible Notes ("Bird Series A Notes"). The Bird Series A Notes accrue interest at a rate of ten percent (10%) per annum and mature on January 2, 2007. The Bird Series A Notes are convertible into shares of restricted common stock at any time at the election of the holder at a conversion price equal to $0.20 per share for any conversion occurring on or prior to the maturity date. In addition, upon conversion, the Company is obligated to issue three-year Warrants (the "Bird Series A Warrants") to purchase a number of shares equal to the number of shares into which the Bird Series A Notes can be converted at an exercise price of $0.20. The Bird Series A Warrants have been valued using a Binomial Lattice option pricing model and an associated discount of $183,000, measured at the commitment dates, will be expensed as future conversions occur. The convertible feature of the Bird Series A Note provides for a rate of conversion that is below market value. Pursuant to EITF 98-5 and EITF 00-27, the Company has estimated the fair value of such BCF to be $42,000 and records such amount as a debt discount. Such discount is being accreted to interest expense over the term of the Bird Series A Note. Total interest expense on the Bird Series A Note for amortization of the above BCF debt discount totaled $7,783 and $9,271 for the three months and nine months ended December 31, 2005, repectively.

On December 15, 2005, the Company received total cash investments of $15,000 from two related accredited investors (Christian Hoffmann III and Claypoole Capital, LLC). Such investments were documented in two 10% Series A Convertible Notes ("December Notes"). The December Notes accrue interest at a rate of ten percent (10%) per annum and mature on January 2, 2007. The December Notes are convertible into shares of restricted common stock at any time at the election of the holder at a conversion price of $0.20 per share for any conversion occurring on or before the maturity date. In addition, upon conversion, the Company is obligated to issue three-year Warrants (the "December Warrants") to purchase a number of shares equal to the number of shares into which the December Notes were converted at an exercise p rice of $0.20. The December Warrants have been valued using a Binomial Lattice option pricing model and an associated discount of $15,000, measured at the commitment date, will be expensed as future conversions occur.

The Company is currently in default on approximately $557,500 of amounts owed under various notes payable and accrued liabilities and is currently seeking other financing arrangements to retire all past due notes. At December 31, 2005, the Company had accrued interest in the amount of $233,892 associated with these notes and accrued liabilities payable.

NOTE 5. EQUITY TRANSACTIONS

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

                     AETHLON MEDICAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

In November 2005, the Company issued 13,298 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.376 per share in payment for regulatory affairs consulting services to the Company.

In December 2005, the Company issued 301,744 shares of common stock, at $0.25 per share, to Fusion Capital under its $6,000,000 common stock purchase agreement for total proceeds of $75,000. These shares are registered pursuant to a post effective amendment of Form SB-2 effective December 21, 2005.

In December 2005, the Company issued 371,847 shares of common stock to legal counsel pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.246 per share in payment of general legal fees valued at $91,509.

In December 2005, the Company issued 73,964 shares of restricted common stock at $0.246 per share in payment of legal fees related to capital raising transactions valued at $18,202.

In December 2005, the Company issued 13,333 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.288 per share in payment for regulatory affairs consulting services to the Company.

In December 2005, the Company issued 15,060 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.332 per share in payment for regulatory affairs consulting services to the Company.

NOTE 6. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting the Company from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on the Company's results of operations for that period or future periods. The Company is not presently a party to any pending or threatened legal proceedings.

REGISTRATION RIGHTS

As more fully described in Note 3, the Company is required to register the common stock for resale underlying the warrants to be issued upon conversion our Series A Convertible Debt. Upon an event, as defined, including (i) a registration statement is not filed on or before its respective filing date (ii) a registration statement is not declared effective (iii) after a registration statement is filed and declared effective, such registration statement ceases to be effective at any time prior to the effectiveness period without being succeeded with an amendment or (iv) the common stock is delisted or suspended from trading on an exchange, the Company shall pay liquidated damages in cash of 1% of the original principal amount of the Series A notes. For each month that the event has not been cured, the Company shall pay 1.5 % in cash of the original principal balance of the Series A notes. If the Company fails to pay liquidated damages timely within seven days, the Company shall be obligated to pay interest thereon at 12% per annum, accruing daily. At the option of the Company, shares may be issued instead of cash for such liquidated damages based upon the conversion price, then in effect. See Note 4 for additional information about the Series A notes and Note 3 for more information about the classification of the warrants. At January 31, 2006, the Company has an effective registration statement covering these warrant obligations.

NOTE 7. SUBSEQUENT EVENTS

On January 6, 2006 the Company issued 579,813 restricted common shares in full satisfaction of a legal complaint for Damages for Breach of Written Contracts with the Regents of the University of California. See Part II. ITEM 1. LEGAL PROCEEDINGS.

In January 2006, the Company issued 35,715 restricted shares of the Company's Common stock at $0.28 per share in payment of public relations and communications Consulting fees valued at $10,000.

In January 2006, the Company issued 30,303 restricted shares of the Company's Common stock at $0.33 per share in payment of public relations and communications Consulting fees valued at $10,000.

In January 2006, the Company issued 9,091 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $.330 per share in payment for regulatory affairs consulting services to the Company.

In January 2006, the Company issued 13,889 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $.360 per share in payment for regulatory affairs consulting services to the Company.

In January 2006, the Company issued 90,940 shares of common stock, at $0.277 per share, to Fusion Capital under its $6,000,000 common stock purchase agreement, for proceeds of $25,000. These shares are registered pursuant to a post-effective amendment of the Company's Form SB-2 effective December 21, 2005.

In February 2006, the Company issued 89,865 shares of common stock, at $0.280 per share, to Fusion Capital under its $6,000,000 common stock purchase agreement, for proceeds of $25,000. These shares are registered pursuant to a post-effective amendment of the Company's Form SB-2 effective December 21, 2005.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2004

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2005 were $494,014, in comparison with $549,902 for the comparable quarter one year ago. The reduction of $55,888 was comprised of a $18,688 decrease in payroll expense and a $49,914 decrease in general and administrative expenses offset by an increase of $12,714 in professional fees. Payroll expense decreased due to the reduction of research and development employees from 5 to 3. General and administrative expense decreased due to reductions in rent, insurance, laboratory supplies and other expenses. Professional fees increased a result of an approximate $45,000 increase in scientific consulting offset by reduced legal expense. The decrease in payroll and administrative expenses offset by the increases in scientific consulting is consistent with the Company's strategic shift to outsource as much research and development activity as possible.

Net Loss

The Company recorded a consolidated net loss of $594,375 and $603,421 for the three months ended December 31, 2005 and 2004, respectively. The decreased net loss was attributable to a $55,888 decrease in operating expense, offset by a $46,842 increase in interest expense as a result of the amortization of BCF associated with the issuance of debt.

Basic and diluted loss per common share were ($0.03) for the three month period ended December 31, 2005 compared to ($0.04) for the same period ended December 31, 2004. This reduction in loss per share was a result of the greater number of common shares outstanding during the three month period ended December 31, 2005, as compared to the three month period ended December 31, 2004, offset by the decreased net loss for the three month period ended December 31, 2005, as compared to the three month period ended December 31, 2004.

NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2004

Operating Expenses

Consolidated operating expenses were $1,783,469 for the nine months ended December 31, 2005, versus $1,570,221 for the comparable period one year ago. This increase of $212,250 is comprised of a $200,778 increase in professional fees and a $68,392 increase in general and administrative expenses, offset by a $55,922 decrease in payroll expense. Professional fees increase primarily as a result of a $246,946 increase in scientific consulting expense offset by decreases of $45,743 in recruiting expense and $426 in all other operating expenses. The significant increase in scientific consulting expense, and concomitant decrease in recruiting expense, reflect the Company's shift to outsourcing scientific work for the human safety trials begun in the second fiscal quarter of the year. The increase in general and administrative expense is attributable to a $56,037 increase in lab supplies expense, a $1,238 increase in other expenses less a $17,778 reduction in contract labor. Finally, the $55,922 reduction in payroll expense is a result of one-time vacation and bonus accruals of $100,000 in the prior period one year ago offset by an increase in payroll expense of $44,078 in the current period primarily a result of the hiring of a full-time Chief Financial Officer.

Net Loss

We recorded a consolidated net loss of $2,069,698 and $1,433,366 for the nine-month periods ended December 31, 2005 and 2004, respectively. The increase in net loss was primarily attributable to increased operating expenses and increased non-cash interest expense resulting in the amortization of BCF and by a reversal of approximately $244,500 in over-accrued interest expense in the quarter ended December 31, 2004.

Basic and diluted loss per common share were ($0.11) for the nine month period ended December 31, 2005 compared to ($0.11) for the same period ended December 31, 2004.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. The Company's cash position at December 31, 2005 was $116,095 compared to $8,625, at March 31, 2005, representing an increase of $107,470. During the nine months ended December 31, 2005, operating activities used net cash of $1,191,487. The Company received $252,600 from the issuance of common stock, $1,030,000 from proceeds for the issuance of convertible notes payable and net proceeds of $20,000 from the issuance of notes payable.

During the nine month period ended December 31, 2005, net cash used in operating activities primarily consisted of net loss of $2,069,698. Net loss was offset principally by depreciation and amortization of $24,597 plus the fair market value of common stock, options and warrants of $476,205 in payment for services, $182,419 of amortization of debt discount and an increase in account payable and other current balance sheet accounts of $164,990.

A decrease in working capital during the nine months in the amount of $460,559 increased the Company's negative working capital position to ($3,809,069) at December 31, 2005 as compared to a negative working capital of ($3,348,510) at March 31, 2005.

The Company's current deficit in working capital required us to obtain funds in the short-term to be able to continue in business, and in the longer term to fund research and development on products not yet ready for market.

The Company's operations to date have consumed substantial capital without generating revenues, and will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of Hemopurifier(TM) products, and to market any of those products that receive regulatory approval. The Company does not expect to generate revenue from operations for the foreseeable future, and its ability to meet its cash obligations as they become due and payable is expected to depend for at least the next several years on its ability to sell securities, borrow funds or a combination thereof. The Company's future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and management's ability to establish collaborative arrangements, effect successful commercialization strategies, marketing activities and other arrangements. The Company expects to continue to incur increasing negative cash flows and net losses for the foreseeable future, and presently requires a minimum of $150,000 per month to sustain operations.

Management does not believe that inflation has had or is likely to have any material impact on the Company's limited operations.

At the date of this filing, we do not have plans to purchase significant amounts of equipment or hire significant numbers of employees prior to successfully raising additional capital.

PLAN OF OPERATION

The Company's current plan of operation is to fund our anticipated increased research and development activities and operations through the common stock purchase agreement in place with Fusion Capital, whereby Fusion Capital has committed to buy up to an additional $6,000,000 of our common stock over a 30-month period, that commenced, at our election, after the SEC declared effective a registration statement under Form SB-2 on December 7, 2004 covering such shares. Through December 31, 2005 the Company had received $775,001 and has $5,224,999 remaining available from this agreement. However, no assurance can be given that we will receive any additional funds under our agreement with Fusion Capital. Based on our projections of additional employees and equipment for operations and to complete research, development and testing associated with our Hemopurifier(TM) products, we anticipate that these funds will satisfy our cash requirements, including this anticipated increase in operations, in excess of the next twelve months. However, due to market conditions, and to assure availability of funding for operations in the long term, we may arrange for additional funding, subject to acceptable terms, during the next twelve months.

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


The Company plans to continue our research and development activities related to our Hemopurifier(TM) platform technology, with particular emphasis on the advancement of our lead product candidates for the treatment of HIV/AIDS, HCV and Flu Viruses. The Company also plans to implement a regulatory strategy for the use of our Hemopurifier(TM) for biodefense treatments in calendar year 2006 pursuant to a recent rule implemented by the FDA for medical countermeasures to weapons of mass destruction. Under this rule, in situations where it is deemed unethical to conduct efficacy studies in humans, a treatment can be reviewed for approval on the basis of efficacy in the most relevant animal species and safety data in humans.

The Company expects to outsource research and development in the next twelve months, as required to support our increased research and development effort that will include expanding our goal beyond treating infectious diseases HIV/AIDS and Hepatitis-C and new applications to combat infectious agents that may be used in biological warfare and terrorism. This will involve designing Hemopurifier(TM) products that can be rapidly deployed by armed forces as wearable post-exposure treatments on the battlefield, as well as dialysis-based treatments for civilian populations. This will entail developing the new treatment device based on the same proprietary Hemopurifier(TM) filtration technology that is utilized in advancing our HIV/AIDS, and Hepatitis-C treatments.

Accordingly, due to this increase in activity during the next twelve months, management anticipates continuing to increase spending on outsourced research and development during this period.

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

CRITICAL ACCOUNTING POLICIES

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes the Company's estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

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

There have been no changes to the Company's critical accounting policies as disclosed in its Form 10-KSB for the year ended March 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary. On August 1, 2005 the Company hired a new full-time Chief Financial Officer.

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

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On August 26, 2005 the Company received a Complaint for Damages for Breach of Written Contracts from the Regents of the University of California. The complaint asked for payment of $139,155.00 inclusive of interest, costs and attorney's fees. On January 6, 2006, a settlement was reached and the Company issued 579,813 restricted common shares in full satisfaction of the Complaint.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     As of December 15, 2005 (the "Closing Date"), the Company had entered into eight 10% Series A Convertible Promissory Notes for an aggregate $1,000,000 (individually, a "Promissory Note" and collectively, the "Promissory Notes") with Allan S. Bird, Ellen R. Weiner Family Revocable Trust, Christian Hoffmann III and Claypoole Capital, LLC (individually, a "Holder" and collectively the "Holders"), each qualified as an "accredited investor" as that term is defined in the Securities Act of 1933, as amended (the "Act").

     The Promissory Notes bear an interest rate of 10 percent (10%) per annum on the unpaid principal balance and mature on January 2, 2007 (the "Maturity Date"). The Promissory Notes are convertible into shares of restricted common stock at any time at the election of the Holders at a conversion price equal to $0.20 per share for any conversion occurring on or prior to the Maturity Date (the "Conversion Price"). Additionally, upon conversion the Promissory Notes, the Company will issue to the Holders three-year warrants to purchase the same number of shares of common stock into which each Promissory Note is converted at an exercise price equal to $0.20 per share (each a "Warrant" and collectively, the "Warrants"). This transaction was exempt from registration under Rule 506 promulgated under Regulation D of the Securities Act of 1933. The conversion shares underlying the Notes and the shares underlying the Warrants were registered by the Company on Form SB-2, effective January 25, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $557,500 have reached maturity and are past due. The Company is continually reviewing other financing arrangements to retire all past due notes. At December 31, 2005 the Company had accrued interest in the amount of $233,892 associated with these notes and accrued liabilities payable.


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

Date: February 13, 2006

BY: /S/ JAMES A. JOYCE                  BY: /S/ JAMES W. DORST
    ---------------------------             ---------------------------
    JAMES A. JOYCE                          JAMES W. DORST
    CHAIRMAN, PRESIDENT AND                 CHIEF FINANCIAL OFFICER
    CHIEF EXECUTIVE OFFICER

                              AETHLON MEDICAL, INC.