Form 10KSB
period 2006-03-31
AETHLON MEDICAL INC
filed 2006-06-29
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


                                   (MARK ONE)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                    For the fiscal year ended March 31, 2006

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

Revenues of the registrant for the fiscal year ended March 31, 2006 were $0. The aggregate market value of the Common Stock held by non-affiliates was approximately $3,815,000 based upon the closing price of the Common Stock of $0.37, as reported by the NASDAQ Over-the-Counter Bulletin Board ("OTCBB") on June 15, 2006.

The number of shares of the Common Stock of the registrant outstanding as of June 15, 2006 was 25,602,304.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

Forward Looking Statements                                                   1


                                     PART I.


Item 1.    Description of Business                                           1


Item 2.    Description of Property                                           9


Item 3.    Legal Proceedings                                                 10


Item 4.    Submission of Matters to a Vote of Security Holders               10


                                    PART II.


Item 5.    Market for Registrant's Common Equity and Related Stockholder
              Matters                                                        10


Item 6.    Management's Discussion and Analysis or Plan of Operation         16


Item 7.    Financial Statements                                              33


Item 8.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       33


Item 8A.   Controls and Procedures                                           33


Item 8B.   Other Information                                                 34


                                    PART III.


Item 9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act             34


Item 10.   Executive Compensation                                            39


Item 11.   Security Ownership of Certain Beneficial Owners and Management
               And Related Stockholder Matters                               41


Item 12.   Certain Relationships and Related Transactions                    42


Item 13.   Exhibits                                                          43


Item 14.   Principal Accountant Fees and Services                            46

Signatures                                                                   47
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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW:

We are a developmental stage medical device company focused on expanding the applications of our Hemopurifier (TM) platform technology which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. As such, we focus on developing therapeutic devices to treat acute viral conditions brought on by pathogens targeted as potential biological warfare agents and chronic viral conditions including HIV/AIDS and Hepatitis-C. The Hemopurifier (tm) combines the established scientific technologies of hemodialysis and affinity chromatography as a means to mimic the immune system's response of clearing viruses and toxins from the blood before cell and organ infection can occur. The Hemopurifier (tm) cannot cure these afflictions but can lower viral loads and allow compromised immune systems to overcome otherwise serious or fatal medical conditions.

On March 10, 1999, Aethlon, Inc., a California corporation ("Aethlon"), Hemex, Inc., a Delaware corporation ("Hemex"), the accounting predecessor to the Company and Bishop, Inc. ("Bishop"), a publicly traded "shell" company completed an Agreement and Plan of Reorganization (the "Plan") structured to result in Bishop's acquisition of all of the outstanding common shares of Aethlon and Hemex (the "Reorganization"). The Reorganization was intended to qualify as a tax-free transaction under Section 368(a)(1)(B) of the 1986 Internal Revenue Code, as amended. Under the Plan's terms Bishop issued 733,500 and 1,350,000 shares of its common stock to the common stock shareholders of Aethlon and Hemex, respectively, such that Bishop then owned 100% of each company. Upon completion of the transaction, Bishop was renamed Aethlon Medical, Inc.

On January 10, 2000, we acquired all of the outstanding common stock of Syngen Research, Inc. ("Syngen") in exchange for 65,000 shares of our common stock in order to establish research facilities in San Diego, California, as well as to employ Dr. Richard Tullis, the founder of Syngen. Dr. Tullis is a recognized research scientist in the area of DNA synthesis and antisense. Syngen has no significant assets, liabilities or operations and primarily served as the entity through which Dr. Tullis performed research consulting services. As such, the acquisition was accounted for as an acquisition of assets in the form of an employment contract with Dr. Tullis and not as a business combination. Dr. Tullis is presently the Chief Scientific Officer of Aethlon Medical, Inc.

On April 6, 2000, we completed the acquisition of Cell Activation, Inc. ("Cell"). In accordance with the Purchase Agreement, we issued 99,152 shares of restricted common stock and 50,148 options to purchase common stock in exchange for all of the outstanding common shares and options to purchase common stock of Cell. After the transaction, Cell became a wholly-owned subsidiary of the Company. The acquisition was accounted for as a purchase. At March 31, 2001, we determined that goodwill recorded during the acquisition of Cell was impaired due to the permanent suspension of operations by Cell and, accordingly, treated the related goodwill as fully impaired.

THE HEMOPURIFIER:

The Hemopurifier (tm) is an broad spectrum platform technology that combines the established scientific methods of hemodialysis (artificial kidneys) and affinity chromatography (a method that allows the selective capture of viruses and related toxins) as a means to augment the natural immune response of clearing infectious virus and toxins from the blood. The therapeutic goal of each Hemopurifier (tm) application is to improve patient survival rates by reducing viral load and preserving the immune function. We believe that the Hemopurifier
(tm) will enhance and prolong the benefit of current infectious disease drug therapies and fill the void for patients who inevitably become resistant to such therapies. The Hemopurifier (tm) is also positioned to treat those infected by biological agents for which there are no effective drug or vaccine treatments. The Hemopurifier (tm) is not a substitute for antiviral drug or vaccine therapies, as it is solely positioned to treat drug and vaccine resistant pathogens.

Traditionally, hemodialysis (kidney dialysis) has been used to remove urea and other small metabolic toxins that accumulate in the blood of people with acute or chronic kidney failure (also called renal failure). Acute renal failure is generally treated in hospital intensive care units using a continuous filtration therapy. Chronic renal failure is treated through intermittent, thrice-weekly kidney dialysis in a specialized clinic setting. A catheter is most often the method used to gain access to the blood which is then pumped through thousands of hollow micro-fibers running the length of the kidney dialysis cartridge. Within the cartridge, toxins, urea and excess water pass through small pores in the walls of the micro-fibers and are removed by a separately circulating dialysis fluid outside of the fibers. Blood cells and molecules that are too large to pass through the pores are retained and the cleansed blood is returned back to circulation.

The Hemopurifier (tm) modifies this process in several ways to provide an efficient method to selectively remove targeted viruses and toxins. First, the pores of the micro-fibers within the Hemopurifier (tm) are large enough to allow circulating infectious viruses and toxins to separate from the blood and diffuse through the walls of the fibers. Second, within the cartridge but outside of the fibers the Hemopurifier (tm) contains a unique material (the "affinity agent") which selectively binds to the viruses or toxins. Finally, because of the affinity agent's ability to bind to viruses and toxins, there is no need for a separate circulation of a dialysis solution with the Hemopurifier (tm). This provides the flexibility to use the Hemopurifier (tm) either on kidney dialysis machines (global infrastructure), by employing a simple pump mechanism or using a patient's own blood pressure (in field or military applications).

RESEARCH AND DEVELOPMENT:

In fiscal 2001, we realigned our research and development activities from developing Hemopurifiers (tm) to treat harmful metals to developing Hemopurifiers (tm) for the treatment of chronic viral conditions (HIV/AIDS and Hepatitis-C). As a result of this strategic realignment, we consolidated all of our research and development functions into our San Diego offices during the fourth quarter of fiscal 2001. This consolidation was completed during the first fiscal quarter of 2002 and our facilities in Buffalo, New York, were closed. In fiscal 2004 we expanded our research efforts to include the development of Hemopurifier (tm) technology against potential biological weapons and associated acute viral pathogens. Additionally, in fiscal 2006 we began research into the capture of the H5N1 Avian Flu virus.

MANUFACTURING:

We plan to manufacture in our current facilities a small number of cartridges sufficient to complete clinical trials. Ultimately we will outsource cartridge manufacturing to a GMP/ISO9001 compliant contract manufacturer. Hemopurifiers
(tm) developed to treat bioweapons candidates will likely be sold directly to the US Military and the Federal Government. Sale of Hemopurifiers (tm) to treat chronic viral conditions will be marketed through established healthcare distribution channels.

PRODUCT LIABILITY:

The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. Presently we do not have clinical trial liability insurance coverage. There can be no assurance that future insurance coverage will be adequate or available and we may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability for mandatory damages could exceed the amount of our coverage. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

APPLICATIONS:

The Aethlon Hemopurifier (tm) is designed to fill voids in drug and vaccine therapy. Potential applications include the clearance of mutant viral strains that cause treatment resistance to drug therapy when available, and as a first line treatment option for viral conditions that are already known to be drug and vaccine resistant. Each viral candidate can be further defined as envelope viruses with glycosolated proteins that reside on the envelope surface surrounding the virus. Some well-known envelope viruses include HIV/AIDS, SARS, West Nile, Ebola and influenza.

CHRONIC VIRAL INFECTION:

Human Immunodeficiency Virus (HIV) - Of all the chronic viral conditions, HIV infection is a high-profile, worldwide problem resulting in the devastation of populations in many countries. It is estimated the approximately 950,000 people in the United States, and 40 million people worldwide, are infected with HIV. About 40,000 people in the United States, and close to 5 million people worldwide, become infected by HIV each year. Three million people die of HIV/AIDS associated illnesses every year worldwide. Generally, HIV is spread through sexual transmission, mother-to-child transmission, inadequately screened blood transfusions and needle sharing among intravenous drug users.

Hepatitis C Virus (HCV) - HCV is a major cause of acute hepatitis and chronic liver disease, including cirrhosis and liver cancer. Globally it is estimated that there are 170 million persons infected (with 3.9 million in the US). About 80% of newly infected patients progress to developing a chronic infection however the majority of all infected patients are initially asymptomatic. Cirrhosis develops in from 10% to 20% of persons chronically infected and liver cancer develops in 1% to 5% of patients infected over a period of 20 to 30 years. HCV is spread primarily by direct contact with human blood via inadequately screened blood transfusions, the re-use of improperly sterilized needles and needle sharing among intravenous drug users.

ACUTE VIRAL INFECTION:

Acute viral infections attack people relatively quickly, last a number of days and result in high mortality rates. Examples include certain strains of influenza (H5N1 avian influenza), smallpox and viral hemorrhagic fevers (VHFs).

Influenza - In the US, seasonal influenza infects more than 15 million people each year and results in some 36,000 deaths annually. However avian influenza, an infection found naturally in birds, has arisen as a new concern and potential pandemic. To date approximately 225 human cases of laboratory-confirmed avian flu have been reported worldwide and, of these, 128 cases (56%) have resulted in death. The majority of the confirmed cases have contracted the H5N1 virus from close contact with infected birds but there appears to be some evidence (in Indonesia, for example) that human to human transmission of the virus is possible. If the avian flu virus has mutated to a form that permits human to human infection, the potential exists for an influenza pandemic that some have predicted could rival that of the 1918 Spanish flu that killed millions of people worldwide.

Smallpox - Smallpox is a serious, contagious and sometimes fatal infectious disease with no specific treatment available other that vaccination. Smallpox is transmitted through direct face-to-face contact, exposure to infected bodily fluids or exposure to infected blankets and bedding and has an incubation period of from 7 to 17 days. Untreated, smallpox in its most common form, has an overall fatality rate of approximately 30%. Smallpox was eliminated in the US by 1949 with the last case worldwide recorded in Somalia in 1977. Because of its eradication, few people have any resistance to the smallpox virus and, given its relatively long incubation period and virulence, were the smallpox virus reintroduced into the general population, the results could be catastrophic.

Viral Hemorrhagic Fevers (VHFs) - VHFs are a group of envelope viruses which can infect humans and which can be extremely severe and often result in death. These include Ebola, Marburg and Lassa hemorragic fevers. In general these viruses are transmitted to people when activities of infected animal "hosts" overlap with those of humans. VHFs can be transmitted when humans have contact with body excretions from infected rodents, when humans are bitten by infected mosquitos and ticks, when humans care for or slaughter infected livestock or when humans have close contact with infected people or their bodily fluids. Outbreaks of VHFs are sporadic, period and often unpredictable. Symptoms include a marked fever, fatigue, dizziness, muscle aches and exhaustion which progress to bleeding under the skin, shock, bleeding of internal organs, and sometimes from the mouth, nose or ears. VHFs are almost always fatal.

CURRENT TREATMENTS FOR VIRAL INFECTIONS:

The most effective tools in controlling viral infections have been successful vaccines. Smallpox, polio, measles, mumps and yellow fever have been controlled or eliminated from nature through the use of effective vaccines. Some vaccines are developed and manufactured each year to provide some protection against anticipated strains of flu virus prior to the typical winter flu season. These flu vaccines are developed based on international surveillance and scientists' estimations about which types and strains of viruses will circulate in a given year. Vaccines, however, do not exist for most viral infections and are difficult to develop as viruses can mutate to become vaccine resistant; These viruses essentially become moving targets for the vaccine "silver bullet". A good example of this is the HIV virus: An AIDS vaccine has been "just around the corner" for 25 years despite intense scientific effort and billions of dollars invested. Another issue is that present vaccine technology requires large fermentation systems which are expensive to set up and are already in short supply. Restrictions on overall production capacity are already so severe that some companies have had to delay the introduction of approved products to the public.

In the case of chronic viral diseases for which vaccines do not exist antiviral drugs and combinations of inhibitor drugs can be used to manage, but not cure the disease. For example, for HIV/AIDS the use of multiple antiretroviral drugs, fusion inhibitors and reverse transcriptase inhibitors are used to block the progression of the disease, but these treatments inevitably become less effective and ultimately ineffective over time.

THE HEMOPURIFIER (tm) TO TREAT VIRAL INFECTIONS:

The Hemopurifier (tm) provides an ideal solution to reduce the burden of circulating envelope viruses because the affinity compounds immobilized within the Hemopurifier (tm) binds to the glycosolated proteins that reside on the surface of all envelope viruses. Thus the Hemopurifier (tm) is a potential treatment alternative for viral infections where vaccines do not yet exist, where viruses have mutated to render combinatorial drug therapies ineffective or in emergencies where the viral pathogen may not have been identified.

BIOLOGICAL WEAPONS AND BIOTERRORISM:

Since September 11, 2001, the Federal Government has heightened its concern and developed plans in anticipation of a potential bioterrorist attack. Government officials recently signed into law, Project Bioshield, a $5.6 billion program that provides for advance purchase contracts of countermeasures against biological weapons. Additional legislation to increase the effort to combat bioterror agents are currently under discussion in both the House and Senate. A bioterror attack involves the deliberate release of viruses, bacteria or other agents to purposely cause illness or death in people or animals. In particular, the government anticipates the possible reengineering of viruses and/or the use of agents with particularly long incubation periods to maximize the number of people infected prior to detection or quarantine. The Department of Health and Human Services (HHS), and the Centers for Disease Control and Prevention (CDC) have prioritized bioterrorism agents by category according to various criteria. These criteria establish that the high-priority agents can be easily transmitted from person to person, result in high death rates with the potential for major public health impact, might cause public panic and social disruption and would require significant government preparation for preparedness. Included in the high-priority bioterror threat category are the Smallpox Virus and Viral Hemorrhagic Fevers (VHFs), both of which are conditions able to be addressed by the Aethlon Hemopurifier(TM).

Smallpox is a particularly dangerous bioterror agent both because of its mortality rate (30% if left untreated) and its long incubation period (7 to 14 days). It can be spread through human to human contact, direct contact with bodily fluids or contaminated objects (like bedding or clothing). Because of its long incubation period, by the time a smallpox outbreak is identified, a high number of individuals would likely be infected. Fortunately, in the case of known strains of smallpox virus, the government has significant quantities of vaccine which, in the case of smallpox, can be effective even after a person is infected. Unfortunately, bioweapon programs in certain countries are likely to have developed smallpox viral strains for which no vaccine exists. Were one of these strains acquired by terrorist groups and introduced into the general population, the outcome could be catastrophic with no treatment other than supportive care being available.

Viral hemorrhagic fevers include variants like Ebola, Lassa, Machupo, Marburg, Dengue and Hantaviruses. These viruses, if released into the general public, would be particularly unpleasant. Symptoms for VHFs begin with flu-like fevers, fatigue, dizziness and muscle aches and progress over a few days to internal bleeding, severe shock, nervous system malfunction, coma, delirium, seizures and death. There is basically no cure, only supportive therapy and in limited cases anti-viral drugs (Ribavirin) have shown some effectiveness.

THE HEMOPURIFIER TO TREAT VIRAL BIOWEAPONS EXPOSURE:

In the event of exposure to a smallpox variant virus or one of the VHFs the Hemopurifier (tm) may be the only treatment available to reduce the viral burden of theses pathogens. The ability to bind and capture envelope viruses whether they be engineered smallpox, ebola hemorrhagic fever or lassa hemorrhagic fever will be critical to supporting patients' immune systems and increasing chances of survival. A practical consideration to keep in mind is that in the early stages of a bioweapon attack the pathogen deployed is likely to be unknown. For example, in the case of Sudden Acute Respiratory Syndrome (SARS), it took from November 2002 until March of 2003 to identify the virus involved. In a bioterror attack the ability to have a broad-spectrum treatment that will be effective for a wide range of viruses will be critically important. The utilization of the Hemopurifier (tm) in such cases, because if its ability to capture a broad-spectrum of viruses, will be crucial, especially in the post-exposure treatment of unidentified pathogens.

THE HEMOPURIFIER (tm) AND CANCER:

Studies have shown that cancer surgery can cause a significant elevation of circulating growth factors and related agents associated with the would healing process. The agents of interest, such as vascular endothelial growth factor
(VEGF), promote the growth of new blood vessels, which provide nutrition and oxygen to the cancerous cells, allowing them to multiply and tumors to grow. The use of inhibitors of VEGF and other growth factors has proved effective in controlling the growth and spread of many types of cancer; however, the use of these agents following surgery would interfere with the healing process.

We plan to combine the core principles of our Hemopurifier (tm) platform with intellectual property developed by researchers at Boston University as a means to prevent the spread of cancer following surgery. The post-surgery deployment of the Hemopurifier (tm) with immobilized growth factor affinity agents offers the potential to control the levels of growth factors in circulation during this critical period without affecting local growth factor levels near the surgical wound.

HUMAN CLINICAL STUDIES:

On April 19, 2006 we announced the successful completion of our Human Safety Study conducted at the Apollo Hospital in Delhi, India under the supervision Dr. Vijay Kher. Aethlon demonstrated the safety of treatment using the Hemopurifier(TM) in all patients enrolled in the study. Each patient suffered from end-stage renal disease (requiring kidney dialysis treatment) as well as Hepatitis-C infection. A total of four patients met the conditions to be enrolled and were treated in the study. The average patient age exceeded 50 years and, as a result of their compromised condition, spent greater that 50% of their waking hours in bed. The treatment regimen required multiple treatments over a two-week time frame. Blood chemistry and the general health of the patients were monitored throughout the study and, at the conclusion of the study, no material adverse events attributable to the Hemopurifier (TM) had been observed.

ANIMAL STUDIES:

On May 24, 2005, we disclosed the results of an animal safety study related to Hemopurifier(TM) treatment procedures that were performed on a limited number of New Zealand white rabbits. In general, the animals tolerated the Hemopurifier(TM) treatment well and were able to move about freely within a restricted space. The most common interruption during the procedure was related to excessive animal movement that resulted in low arterial side pressures due to partial occlusion of the catheter. Such issues are not expected in human treatment. We did not observe any adverse events during the Hemopurifier(TM) animal study. The choice to utilize rabbits in the study was related to the similarity in the infection pathogenesis of rabbitpox with human smallpox. As smallpox efficacy studies are not allowed in humans, related animal studies are the primary challenge for market approval as a treatment countermeasure.

INDUSTRY AND COMPETITION:

The pharmaceutical, biotechnology and medical device industries are intensely competitive and we may not be able to develop, perfect or acquire rights to new products with commercial potential. We compete with biotechnology, medical device and pharmaceutical companies that have been established longer than we have, have more experience in commercializing their technology, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also have competition in the development of technologies and processes and in acquiring personnel and technology from academic institutions, governmental agencies, and other private and public research organizations. The factors that affect the likelihood of commercial success for our potential products include: the development of alternative therapies that are more user-friendly for customers or physicians or are more effective and safer, the ability to develop cost-effective products, the ability to acquire, develop, maintain and enforce intellectual property rights and the availability of financial and technical resources. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our clinical studies, product development or business; will not benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours.

We are advancing our Hemopurifier (TM) technology as a treatment to enhance and prolong current drug therapies by removing the viral strains that cause drug resistance. The Hemopurifier (TM) is also designed to prolong life for infected patients who have become drug resistant and to provide the only treatment option where no vaccines exist . Therefore, we do not believe that the Hemopurifier
(TM) competes with the current drug therapy treatment standard. However, if the industry considered the Hemopurifier (TM) to be a potential replacement for drug therapy, then the marketplace for the Hemopurifier (TM) would be extremely competitive. We are also pursuing the development of Hemopurifiers (TM) to be utilized as treatment countermeasures against biological weapons. In this regard and as described above, we are targeting the treatment of pathogens in which current treatments are either limited or do not exist. We believe that we are the sole developer of viral filtration systems (Hemopurifiers (TM) to treat chronic viral diseases. We do, however, face competition from producers of the following alternative treatment options for the biodefense industry:

Antiviral Drug Competition - For viral infections, specific drugs can be effective, but there are no drugs that are effective against the broad-spectrum of known pathogenic viruses. At present, only a few antiviral drugs are available to treat the multitude of viruses that may be used as biological weapons. For example, Ribavirin is the treatment of choice for certain hemorrhagic fever viral infections, but has no current application to Ebola and Marburg infections. Some newer antiviral drugs have shown significant promise in animal models, and limited case reports in humans are encouraging. The lack of broad-spectrum antivirals takes on added significance in light of the ability of many viruses to rapidly develop resistance. Current efforts to define the genetic details of normal and pathogenic agents on a molecular level promise the hope of new points of attack. Genomic analysis of the viral pathogen and the animal model response to infection provide valuable information enabling the development of novel treatment and prevention strategies. However, even the rapid elucidation of the genetic structure of a specific pathogen does not provide sufficient information to design an effective cure. For example, while SARS has been known of for more than a year and several strains have had their complete genetic sequence determined, no effective treatment has yet emerged. One promising approach in drug development has been the advent of combinatorial chemistry, which provides the ability to rapidly synthesize huge libraries of related compounds, many of which have never been seen before. However, the real roadblock to progress is the need to laboriously screen each new compound for efficacy in fighting a particular disease. In that sense, combinatorial drugs confront the same problem as the traditional method of screening of plant and animal extracts for active compounds that block viral or bacterial replication. Thus while science can radically increase the number of drug candidates, the slow step will always be showing that they are both effective and safe. Even effective new drugs represent an irresistible selective pressure on natural and unnatural pathogens to develop resistance, something at which they are clearly very efficient.

Vaccine Development Competition - Historically, the most effective tool in controlling infections has been vaccines. Promising vaccines are being tested for some of the more virulent diseases, but research is hampered by the need to conduct the studies in secure laboratories. There are other issues with relying on vaccines as our primary protection against a biological weapons attack. While vaccination may be an effective prophylaxis in a military setting, it would be problematic for civilian populations for several reasons:

         o        The agent used would have to be known prior to its deployment.
                  With the exception of the smallpox vaccine, vaccination is of no use post-exposure.

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

In terms of a bioterrorist attack, anthrax vaccine can serve as an example of our presumed capability in treating a well recognized threat. Only one anthrax vaccine, licensed in 1970, is available. This vaccine, produced by the Bioport Corporation, consists of a membrane-sterilized culture filtrate of an avirulent, non-encapsulated strain of anthrax. The data in support of the license consisted of a single field study. The vaccine efficacy was 92.5% effective in this small trial. In December 1985, 15 years after the vaccine was licensed, the FDA's advisory panel reviewed the efficacy of the anthrax vaccine but did not review the effectiveness of the current vaccine to inhalation exposure anthrax infection. The shortcomings of the current vaccine have spurred studies of new anthrax vaccine products. The new vaccines include protective antigen-based vaccines, e.g., purified protein from B. ANTHRACIS culture or live-attenuated spore vaccine. One of the immune correlates of protection of anthrax vaccines is likely to be the antibody response to protective antigen. However, the quantitative relation of anti-protective antigen antibody to protection has not been established in humans. The relationship between neutralization of protective antigen and the lethal effects of anthrax is currently being investigated by the Department of Defense. The point to make here is that the development of these new vaccines will take a significant amount of time during which the population will remain without an effective vaccine treatment.

PATENTS:

We currently own or have license rights to a number of U.S. and foreign patents and patent applications and endeavor to continually improve our intellectual property position. We consider the protection of our technology, whether owned or licensed, to the exclusion of use by others, to be vital to our business. While we intend to focus primarily on patented or patentable technology, we may also rely on trade secrets, unpatented property, know-how, regulatory exclusivity, patent extensions and continuing technological innovation to develop our competitive position.

In certain countries, medical devices are not patentable or only recently have become patentable, and enforcement of intellectual property rights in some countries has been limited or non-existent. Future enforcement of patents and proprietary rights in many countries can be expected to be problematic or unpredictable. We cannot guarantee that any patents issued or licensed to us will provide us with competitive advantages or will not be challenged by others. Furthermore, we cannot be certain that others will not independently develop similar products or will not design around patents issued or licensed to us.

We cannot guarantee that patents that are issued will not be challenged, invalidated or infringed upon or designed around by others, or that the claims contained in such patents will not infringe the patent claims of others, or provide us with significant protection against competitive products, or otherwise be commercially valuable. We may need to acquire licenses under patents belonging to others for technology potentially useful or necessary to us. If any such licenses are required, we cannot be certain that they will be available on terms acceptable to us, if at all. To the extent that we are unable to obtain patent protection for our products or technology, our business may be materially adversely affected by competitors who develop substantially equivalent technology.

LICENSING AGREEMENTS:

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

On February 9, 2006, we entered into an option agreement with the Trustees of Boston University which provides for the right to negotiate an exclusive license for a Boston University patent BU05-41, "Method to Prevent Proliferation and Growth of Metastases". It is our intention to effect such license within the term of the option.

GOVERNMENT REGULATION

The Hemopurifier(TM) is a medical device subject to extensive and rigorous regulation by FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. Therefore, we cannot assure that our Hemopurifier(TM) technology will successfully complete any regulatory clinical trial for any of our proposed applications.

One of the main problems facing the FDA is the need to ensure public safety while at the same time preventing unsafe treatments from reaching the public. The balance between these competing pressures has resulted in a long and deliberate process for approving new treatments, which is not responsive to the urgent need for new treatments presented in the era of bioterrorism. For most drugs, the principal research and development phases take one to three years before a drug is even submitted to FDA for testing. A clinical research program takes two to 10 years, depending on the agent and clinical indication. The marketing application review period requires an average of one year. Once a product is approved for market, long-term post-marketing surveillance, inspections, and product testing must be performed to ensure the quality, safety, and efficacy of the product, as well as appropriate product labeling.

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

510(K) CLEARANCE PATHWAY. When a 510(k) clearance is required, we must submit a premarket notification to FDA demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which FDA has not yet called for the submission of a PMA application. By regulation, FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, FDA will place the device, or the particular use, into Class III. The FDA has notified the Company that it intends to classify the Hemopurifier (TM) as a Class III medical Device.

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

We have completed preclinical studies that demonstrate the removal of HIV and Hepatitis C virus from infected human blood. We have also completed animal safety studies and demonstrated safety in humans treated at the Apollo Hospital in Delhi, India. We are now preparing to submit an Investigational Device Exemption ("IDE") with the FDA which we anticipate will lead to further human studies in the United States.

SUBSIDIARIES

         We have four dormant wholly-owned subsidiaries, Aethlon, Inc., Cell Activation, Inc., Syngen Research, Inc., and Hemex, Inc.

EMPLOYEES

         At March 31, 2006, we had five full-time employees, comprised of our Chief Executive Officer, our Chief Science Officer, our Chief Financial Officer, a research associate and a senior bioengineer. We utilize, whenever appropriate, contract and part time professionals in order to conserve cash and resources. We believe that our employee relations are good. None of our employees is represented by a collective bargaining unit.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         We currently rent approximately 3,200 square feet of executive office space and laboratory space at 3030 Bunker Hill Street, Suite 4000, San Diego, California 92109 at the rate of $7,744 per month on a lease that expires on July 12, 2007.

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

                                                   HIGH              LOW
                                                   ----              ---
   2006
1st Quarter                                      $   0.89         $   0.27

   2005
4th Quarter                                      $   0.60         $   0.23
3rd Quarter                                      $   0.25         $   0.19
2nd Quarter                                      $   0.33         $   0.22
1st Quarter                                      $   0.50         $   0.25

   2004
4th Quarter                                      $   1.00         $   0.46
3rd Quarter                                      $   0.95         $   0.44
2nd Quarter                                      $   1.70         $   0.54
1st Quarter                                      $   4.25         $   0.37

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

         There are approximately 146 record holders of our Common Stock at June 15, 2006. The number of registered shareholders includes any beneficial owners of common shares held in street name.

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

         On May 16, 2005 the Company issued Fusion Capital ("Fusion") a $30,000 Convertible Promissory Note (the "Note") with an interest rate of fifteen percent (15%) per annum that matures on August 15, 2005. The Note converted into 174,716 restricted shares of common stock in March 2006.

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

         From August 8, 2005 through December 14, 2005 the Company received cash investments of $225,000, from an accredited investor (Allan S. Bird) based on agreed upon terms reached on the cash receipt dates. Such investments were documented on November 2, 2005, November 7, 2005 and December 14, 2005 in three 10% Series A Convertible Notes ("Bird Series A Notes"). The Bird Series A Notes accrue interest at a rate of ten percent (10%) per annum and mature on January 2, 2007. The Bird Series A Notes are convertible into shares of restricted common stock at any time at the election of the holder at a conversion price equal to $0.20 per share for any conversion occurring on or prior to the maturity date. In addition, upon conversion, the Company is obligated to issue three-year Warrants (the "Bird Series A Warrants") to purchase a number of shares equal to the number of shares into which the Bird Series A Notes can be converted at an exercise price of $0.20. The Bird Series A Warrants have been valued using a Binomial Lattice option pricing model and an associated discount of $183,000, measured at the commitment dates with the warrants being initially classified as a derivative liability. The derivative liability was reclassified as additional paid in capital upon obtaining an effective registration statement in January 2006 and the discount will be expensed when the warrants are issued when future debt conversions occur. The convertible feature of the Bird Series A Note provides for a rate of conversion that is below market value. Pursuant to EITF 98-5 and EITF 00-27, the Company has estimated the fair value of such BCF to be $42,000 and records such amount as a debt discount. Such discount is being accreted to interest expense over the term of the Bird Series A Note. Total interest expense on the Bird Series A Note for amortization of the above BCF debt discount totaled $7,783 and $9,271 for the three months and nine months ended December 31, 2005, respectively. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         On December 15, 2005, the Company received total cash investments of $15,000 from two related accredited investors (Christian Hoffmann III and Claypoole Capital, LLC). Such investments were documented in two 10% Series A Convertible Notes ("December Notes"). The December Notes accrue interest at a rate of ten percent (10%) per annum and mature on January 2, 2007. The December Notes are convertible into shares of restricted common stock at any time at the election of the holder at a conversion price of $0.20 per share for any conversion occurring on or before the maturity date. In addition, upon conversion, the Company is obligated to issue three-year Warrants (the "December

Warrants") to purchase a number of shares equal to the number of shares into which the December Notes were converted at an exercise p rice of $0.20. The December Warrants have been valued using a Binomial Lattice option pricing model and an associated discount of $15,000, measured at the commitment date, with the warrants being initially classified as a derivative liability. The derivative liability was reclassified as additional paid in capital upon obtaining an effective registration statement in January 2006 and the discount will be expensed when the warrants are issued upon the occurance of future debt conversion. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         On March 23, 2006, the Company retired its $30,000 Aethlon Medical, Inc. Convertible Promissory Note dated May 16, 2005 ("Note")with Fusion Capital Fund II, LLC. The Note plus accrued interest of $4,943.19 Was exchanged for 174,716 shares of restricted common stock valued at $0.20 a share as per the terms of the Note. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

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

           In December 2004, the Company repaid two $25,000 12% promissory notes, including accrued interest, through the issuance of 87,303 restricted common shares at $0.49 per share to each of two separate accredited individual investors. These transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

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

         In December 2004, the Company issued 60,000 shares of restricted common stock at $0.50 per share under a consulting agreement with an accredited individual investor, for investor relations consulting services to the Company. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

         In September 2005, the Company issued 27,852 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.206 per share in payment for regulatory affairs consulting services to the Company valued at $5,738.

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

         In January 2006, the Company issued 579,813 shares of restricted common stock at $0.24 per share in payment for patent fees valued at $139,155. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In January 2006, the Company issued 66,017 shares of restricted common stock at Prices ranging from $0.28 to $0.33 per share in payment for investor relations. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         During March 2006, the Company issued 568,181 shares of common stock, at $0.76 per share, to Fusion Capital for total proceeds of $431,818. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In March 2006, the Company repaid a $30,000 10% promissory notes, including accrued interest of $4,564, through the issuance of 140,000 restricted common shares at $0.25 per share to an accredited individual investor. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In March 2006, a $30,000 15% convertible note was converted at $0.20 per share for 174,716 shares of common stock at a price of $0.20 per share. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In March 2006, the Company issued 150,000 shares of restricted common stock at $0.326 per share in payment of profession services related to investor relations valued at $49,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In March 2006, the Company issued 35,714 shares of restricted common stock at $0.28 per share in payment of profession services related to investor relations valued at $10,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In March 2006, the Company issued 15,152 shares of restricted common stock at $0.33 per share in payment of profession services related to investor relations valued at $5,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In March 2006, the Company issued 33,333 shares of restricted common stock at $0.33 per share in payment of an option agreement valued at $10,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

                            EQUITY COMPENSATION PLANS

         SUMMARY EQUITY COMPENSATION PLAN DATA

         The following table sets forth March 31, 2006 information on our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

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
                                                                                   (a))

Equity compensation
plans approved by
security holders                 32,500                    $2.65                          467,500

Equity compensation
plans not approved by
security holders (1)         22,155,820                     0.35                            N/A
                             -----------                   ------                         --------
            Totals           22,188,320                     0.35                          467,500

(1) The description of the material terms of non-plan issuances of equity instruments is discussed in Notes 4, 5 and 6 to the accompanying consolidated financial statements.

(2) Net of equity instruments forfeited, exercised or expired.

2000 STOCK OPTION PLAN

         Our 2000 Stock Option Plan (the "Plan"), adopted by us in August 2000, provides for the grant of incentive stock options (ISOs") to our full-time employees (who may also be Directors) and nonstatutory stock options ("NSOs") to non-employee Directors, consultants, customers, vendors or providers of significant services. The exercise price of any ISO may not be less than the fair market value of the Common Stock on the date of grant or, in the case of an optionee who owns more than 10% of the total combined voting power of all classes of our outstanding stock, not be less than 110% of the fair market value on the date of grant. The exercise price, in the case of any NSO, must not be less than 75% of the fair market value of the Common Stock on the date of grant. The amount reserved under the Plan is 500,000 options. At March 31, 2006, we had granted 32,500 options under the 2000 Stock Option Plan, with 467,500 available for future issuance.

2003 CONSULTANT STOCK PLAN

         Our 2003 Consultant Stock Plan (the "Stock Plan"), adopted by us in August 2003, advances our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. Consultants or advisors are eligible to receive grants under the plan program only if they are natural persons providing bona fide consulting services to us, with the exception of any services they may render in connection with the offer and sale of our securities in a capital-raising transaction, or which may directly or indirectly promote or maintain a market for our securities. We initially reserved a total of 1,000,000 common shares for issuance under the Stock Plan and increased this to 3,000,000 on August 29, 2005. The Stock Plan provides for the grants of common stock. No awards may be issued after the ten year anniversary of the date we adopted the Stock Plan, the termination date for the plan.

         On March 29, 2004, we filed with the SEC a registration statement on Form S-8 for the purpose of registering 1,000,000 common shares issuable under the Stock Plan under the Securities Act of 1933.

         On August 29, 2005, we filed with the SEC a registration statement on Form S-8 for the purpose of registering 2,000,000 common shares issuable under The Stock Plan under the Securities Act of 1933.

         At March 31, 2006, 719,312 shares of common stock remain to be issued under the 2003 Consultant Stock Plan. To date we have issued 5,325,158 options (of which 1,773,300 have been exercised or cancelled) outside both the 2005 Directors Compensation Plan and 2000 Stock Option Plan.

2005 DIRECTORS COMPENSATION PROGRAM

         Upon the recommendation of our Compensation Committee, in February 2005, we adopted our 2005 Directors Compensation Program (the "Directors Compensation Program") which advances our interest by helping us to obtain and retain the services of outside directors upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording them an opportunity to become owners of our capital stock.

         Under the Directors Compensation Program, a newly elected director will receive a one time grant of a non-qualified stock option of 1.5% of the common stock outstanding at the time of election. The options will vest one-third at the time of election to the board and the remaining two-thirds will vest equally at year end over three years. Additionally, each director will also receive an annual $25,000 non-qualified stock option retainer, $15,000 of which is to be paid at the first of the year to all directors who are on the Board prior to the first meeting of the year and a $10,000 retainer will be paid if a director attends 75% of the meetings either in person, via conference call or other electronic means. The exercise price for the options under the Directors Compensation Program will equal the average closing of the last ten (10) trading days prior to the date earned. At March 31, 2006 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors for a total of 5,303,275 options.

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

Operating Expenses

         Consolidated operating expenses were $2,094,939 for the fiscal year ended March 31, 2006, versus $2,183,377 for the comparable period one year ago. The net decrease of ($88,438) was comprised of an increase in Professional fees of $102,757, an increase in general and administration expense of $52,236 and an asset impairment charge of $81,722 offset by a decrease in Payroll and related expenses of ($325,063).

         Professional fees increased by $102,757 of which $262,239 is a result of increased scientific consulting fees associated with our human safety trials conducted in India, $56,189 in investor relations expense associated with our retention of a new Director of Corporate Communications, and $17,670 in website development costs offset by reductions of ($108,526) in director's fees and accounting expenses and ($101,074) in legal expenses.

         Payroll and related expenses decreased by ($325,153) of which($317,236) was due to a reduction in employee/director compensation (issuance and vesting of below-market stock options in the prior fiscal year) as well as a reduction of bonus/vacation expense of ($7,917) as compared to the prior fiscal year.

         General and Administrative expenses increased by $52,236. This increase was comprised of increases in lab expenses of $36,920, rent expense of $20,490, utilities expense of $6,425 and depreciation expense of $6,195, offset by decreases in, in contract labor of ($18,484), decreases in lab fees of ($11,259), office supplies of ($8,821) and a net decrease in other operating expenses of ($8,152).

Interest and Other Expense

         Other non-cash expense of $360,125 was recognized to reflect the change in fair value of the warrants issued related to our 10% Series A Convertible Notes on January 20, 2006, the date which the common shares underlying the warrants were registered under Form SB-2.

         Interest expense increased by $536,723 as a consequence of the increase in convertible debt required to finance the ongoing operations of the Company. This increase was comprised of $255,666 in amortization of BCF associated with convertible notes outstanding, $164,628 of interest expense on notes payable, a benefit of $113,920 recorded in the prior fiscal year due to the correction of an error and a $2,509 increase in bank service charges for the year.

         Other expense of $14,822 comprised of an increase of $142,245 to reflect the fair value of common stock and warrants issued to satisfy an obligation for legal expense offset by a decrease of ($131,175) for the forgiveness of debt.

PLAN OF OPERATION

         The Company's current plan of operation is to fund our anticipated increased research and development activities and operations through the common stock purchase agreement in place with Fusion Capital, whereby Fusion Capital has committed to buy up to an additional $6,000,000 of our common stock over a 30-month period, that commenced, at our election, after the SEC declared effective a registration statement under Form SB-2 on December 7, 2004 covering such shares. Through June 15, 2006 the Company had received $1,685,001 and has $4,314,999 remaining available from this agreement. However, no assurance can be given that we will receive any additional funds under our agreement with Fusion Capital. Based on our projections of additional employees and equipment for operations and to complete research, development and testing associated with our Hemopurifier(TM) products, we anticipate that these funds will satisfy our cash requirements, including this anticipated increase in operations, in excess of the next twelve months. However, due to market conditions, and to assure availability of funding for operations in the long term, we may arrange for additional funding, subject to acceptable terms, during the next twelve months.

         The Company is a development stage medical device company that has not yet engaged in significant commercial activities. The primary focus of our resources is the advancement of our proprietary Hemopurifier(TM) platform treatment technology, which is designed to treat drug and vaccine resistant pathogens.

         The Company plans to continue its research and development activities related to the Hemopurifier(TM) platform technology, with particular emphasis on the treatment of HIV/AIDS, HCV, and acute viral conditions such as pandemic influenza and bioterror agents.

         The Company may choose to outsource some of its research and development in the next twelve months, as required to support our increased research and development effort that will include expanding our goal beyond treating infectious disease conditions. Accordingly, management anticipates continuing to increase spending on outsourced research and development during this period.

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

Convertible Notes Payable

         On March 31, 2006, the Company had $1,000,000 in 10% Series A Convertible Notes ("Promissory Notes") outstanding, offset by a ($857,635) note discount. The discount is associated with the unamortized fair value of a beneficial conversion feature and warrant attached to the Promissory Notes. The discount value will amortize to interest expense over the lives of the Promissory Notes and warrants. On March 31, 2005 the Company had no outstanding convertible notes payable. The 10% Series A Notes are described below.

         From July 11, 2005 through December 15, 2005 the Company received a series of cash investments totaling $760,000 from the Ellen R. Weiner Family Revocable Trust, an accredited investor, as a part of the funding of the $1.0 million Promissory Notes. The Promissory Notes accrue interest at the rate of ten percent (10%) per annum and mature on January 2, 2007. The Promissory Notes are convertible into shares of restricted common stock at any time at the election of the holder at a conversion price equal to $0.20 per share for any conversion occurring on or prior to the maturity date. In addition, upon conversion, the Company is obligated to issue a three-year Warrant to purchase a number of shares equal to the number of shares into which the Note was converted at an exercise price of $0.20.

         From August 2, 2005 through December 15, 2005 the Company received cash investments totaling $225,000 from Allan S. Bird, an accredited investor, as a part of the funding of the $1.0 Promissory Notes. The Promissory Notes accrue interest at the rate of ten percent (10%) per annum and mature on January 2, 2007. The Promissory Notes are convertible into shares of restricted common stock at any time at the election of the holder at a conversion price equal to $0.20 per share for any conversion occurring on or prior to the maturity date. In addition, upon conversion, the Company is obligated to issue a three-year Warrant to purchase a number of shares equal to the number of shares into which the Note was converted at an exercise price of $0.20.

         On December 15, 2005 the Company received cash investments totaling $10,000 from Christian J. Hoffmann III and $5,000 from Claypoole Capital LLC (an affiliate of Mr. Hoffmann), accredited investors, as a part of the funding of the $1.0 million Promissory Notes. The Promissory Notes accrue interest at the rate of ten percent (10%) per annum and mature on January 2, 2007. The Promissory Notes are convertible into shares of restricted common stock at any time at the election of the holder at a conversion price equal to $0.20 per share for any conversion occurring on or prior to the maturity date. In addition, upon conversion, the Company is obligated to issue a three-year Warrant to purchase a number of shares equal to the number of shares into which the Note was converted at an exercise price of $0.20. Mr. Hoffmann is legal counsel to the Ellen R. Weiner Family Revocable Trust.

         On May 16, 2005 the Company issued Fusion Capital ("Fusion") a $30,000 Convertible Promissory Note (the "Convertible Note") with an interest rate of fifteen percent (15%) per annum that matures on August 15, 2005 (the "Maturity Date"). The NOte converted into 176,716 restricted common shares at a conversion rate of $0.20 per share in March 2006.

Notes Payable

         At March 31, 2006, the Company had $527,500 in principal amount of notes payable outstanding with 14 noteholders as compared with $537,500 outstanding at March 31, 2005 with 16 noteholders.

         On May 27, 2005, the Company issued a promissory note (the "Note") to an accredited investor in an amount of $100,000 with 12% interest maturing on December 1, 2005. In conjunction with the issuance of the Note, the Company also issued a 12-month warrant to acquire 400,000 shares of Common Stock at $0.25 per share.

         On October 3, 2005, the Company retired a 10% Note Payable in an amount of $40,000 for cash.

         On October 10, 2005, the Company retired a 10% Note Payable in an amount of $40,000 for cash.

         On March 23, 2006, the Company retired a 10% Debenture Note in an amount of $30,000 plus accrued interest $4,564 in exchange for 140,000 restricted shares of common stock.

         The Company is currently in default on approximately $527,500 of amounts owed under various unsecured notes payable and accrued liabilities and is currently seeking other financing arrangements to retire all past due notes. At March 31, 2006 the Company had accrued interest in the amount of $286,098 associated with these notes payable.

Securities Issued for Services

         We have issued securities in payment of services to reduce our obligations and to avoid using our cash resources. In the year ended March 31, 2006 we issued 2,737,588 common shares for services of which 1,030,700 were unregistered. We issued 579,813 restricted common shares in settlement of a legal dispute, 150,000 restricted common shares for financial consulting services, 116,883 restricted common shares for corporate communications services, 110,040 restricted common shares for accrued legal fees and 73,964 restricted common shares for legal fees related to financing activities. In addition, 1,706,888 shares, registered under a Form S-8 registration statement, were issued as follows: 1,061,129 for scientific and regulatory consulting, 399,131 for legal expense, 110,040 for payment of accrued legal fees, 103,255 for financial consulting and 33,333 for the right to license intellectual property assets. The average price discount of common shares issued for these services, weighted by The number of shares issued for services in this period, was approximately 9%.

         For the fiscal year ended March 31, 2005 we issued 1,412,625 common shares for services, of which 854,978 of the shares issued were unregistered. We issued 468,604 restricted common shares for commitment and financing fees associated with the $6 million commitment from Fusion Capital; 225,000 restricted common shares for payment of legal services associated with the related private placement and Form SB-2 registration statement, 10,715 restricted common shares for employment placement fees; 143,809 restricted common shares were issued for investor relations and 6,850 restricted common shares were issued for technical consulting. In addition, 557,647 shares, registered under a Form S-8 registration statement, were issued as follows: for corporate and SEC legal advice, 356,547 shares; for regulatory and technical consulting, 132,236 shares; for employment placement fee, 46,364 shares and for achievement of employee goals and objectives, 22,500 shares. The value of services purchased with registered and restricted shares was approximately $337,000. The average price discount of common stock issued for these services, weighted by the number of shares issued for services in this period, was approximately 36%.

Securities Issued for Debt

         We have also issued securities for debt to reduce our obligations to avoid using our cash resources. In the fiscal year ended March 31, 2006 we issued 314,716 restricted common shares for repayment in full of notes, including accrued interest. The price discount of the common stock issued for debt in this period weighted by the number of shares issued for conversion of debt was approximately 70%, primarily to reflect the fact that these common shares were not freely tradeable when issued.

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

GOING CONCERN

         Our independent registered public accounting firm has stated in their audit report on our March 31, 2006 consolidated financial statements, that we have a working capital deficiency and a significant deficiency accumulated during the development stage. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Long Lived Assets

         SFAS No.144 ("SFAS 144"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Management noted certain impairment indicators requiring review for impairment during the year ended March 31, 2006 and recorded an impairment loss on patents totaling $81,722.

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

Derivatives

         The Company was obligated to register for resale the shares underlying warrants in connection with the issuance of its 10% Series A Convertible Promissory Notes. In accordance with Emerging Issues Task Force ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock," the value of the warrants were recorded as a liability until the registration became effective on January 20, 2006. At that time the Company determined the fair value of these warrants and recorded an additional non-cash expense of $363,875. Coincident with this valuation, the derivative liability balance was reclassified to equity.

Beneficial Conversion Feature of Notes Payable

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

RISKS RELATING TO OUR BUSINESS

         WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

         We have yet to establish any history of profitable operations. We have not had any revenues for the past three years. We have incurred annual operating losses of $2,094,939, $2,183,377 and $995,549 respectively, during the past three fiscal years of operation. We have incurred net losses from continuing operations of $2,920,183 and $2,096,951 for the fiscal years ending March 31, 2006 and 2005. As a result, at March 31, 2006, we had an accumulated deficit of $22,062,447. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Hemopurifier(TM) technology. No assurances can be given when or if this will occur or that we will ever be profitable.

         WE HAVE RECEIVED AN OPINION FROM OUR AUDITORS REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN

         Our independent auditors noted in their report accompanying our financial statements for our fiscal year ended March 31, 2006 that we had a significant deficit accumulated during the development stage, had a working capital deficit and that a significant amount of additional capital, approximately $5,000,000 as estimated by management, will be necessary to advance the development of our products to the point at which we may become commercially viable and stated that those conditions raised substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements addressed management's plans to address these matters. We cannot assure you that our business plans will be successful in addressing these issues. This opinion about our ability to continue as a going concern could affect our ability to obtain additional financing at favorable terms, if at all, as such an opinion may cause investors to lose faith in our long term prospects. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

         WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS.

         At March 31, 2006 and 2005, we had a working capital deficit of approximately $1,920,000 and $3,349,000, respectively. The independent auditors' report for the year ended March 31, 2006, includes an explanatory paragraph stating that, among other conditions, our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had a net operating cash flow deficit of $1,584,281 for the fiscal year ended March 31, 2006, a net operating cash flow deficit of $1,559,366 for the year ended March 31, 2005, and for the year ended March 31, 2004 a net operating cash flow deficit of $542,056. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations.

         We have the right to receive $10,000 per trading day under an agreement with Fusion Capital Fund II, LLC unless our stock price equals or exceeds $1.00, in which case the daily amount may be increased under certain conditions as the price of our common stock increases.

         The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the commercialization or licensing of our Hemopurifier(TM) technology. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive and if we are unable to commercialize and sell our Hemopurifier(TM) technology, we will need to secure another source of funding in order to satisfy our working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.

         WE MAY FAIL TO OBTAIN GOVERNMENT CONTRACTS TO DEVELOP OUR HEMOPURIFIER(TM) TECHNOLOGY FOR BIODEFENSE APPLICATIONS.

         The U.S. Government has undertaken commitments to help secure improved countermeasures against bioterrorism. To date, we have submitted four Small Business Innovative Research ("SBIR") grant proposals, one in 2002, one in April 2004, and two in May 2006 with the National Institutes of Health that relate to the use of our Hemopurifier(TM) as a treatment countermeasure against certain biological weapon candidates and we anticipate that we will submit additional proposals to obtain U.S. Government grants. The first proposal in 2002 was reviewed but not scored. We expanded the proposal, submitted the proposal in 2004 and it was again reviewed but not scored as the term countermeasures in SBIR and other related Request for Proposal ("RFP") grants includes drugs and vaccines, but not medical devices such as the Hemopurifier(TM). Presently, the two most recent grant submissions are in process. As a result, future attempts to obtain grant income from the Federal Government will be sought through direct communication to government health and military agencies, and may include unsolicited proposals to provide the Hemopurifier(TM) as a treatment countermeasure.

        At present, the Hemopurifier(TM) has not been approved for use by any government agency, nor have we received any contracts to purchase the Hemopurifier(TM). Since inception, we have not generated revenues from the sale of any product based on our Hemopurifier(TM) technology platform. The process of obtaining government contracts is lengthy with the uncertainty that we will be successful in obtaining announced grants or contracts for therapeutics as a medical device technology. Accordingly, we cannot be certain that we will be awarded any future government grants or contracts utilizing our Hemopurifier(TM) platform technology.

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

         U.S. GOVERNMENT AGENCIES HAVE SPECIAL CONTRACTING REQUIREMENTS, WHICH CREATE ADDITIONAL RISKS.

         Our plan to provide the Hemopurifier(TM) as a candidate to treat Certain infectious disease conditions may involve contracts with the U.S. Government. U.S. Government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. Government to unilaterally:

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

         Our competitors are developing vaccine candidates, which could compete with the Hemopurifier(TM) medical device candidates we are developing. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases we target that:

         o        are more effective;

         o        have fewer or less severe adverse side effects;

         o        are better tolerated;

         o        are more adaptable to various modes of dosing;

         o        are easier to administer; or

         o are less expensive than the products or product candidates we are developing.

         Even if we are successful in developing effective Hemopurifier(TM) products, and obtain FDA and other regulatory approvals necessary for commercializing them, our products may not compete effectively with other successful products. Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Our competitors may succeed in developing and marketing products that are either more effective than those that we may develop, alone or with our collaborators, or that are marketed before any products we develop are marketed.

         The Congress' recent passage of the Project BioShield Bill, a comprehensive effort to develop and make available modern, effective drugs and vaccines to protect against attack by biological and chemical weapons or other dangerous pathogens, may encourage competitors to develop their own product candidates. We cannot predict the decisions that will be made in the future by the various government agencies as a result of such legislation.

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

         OUR USE OF HAZARDOUS MATERIALS, CHEMICALS AND VIRUSES REQUIRE US TO COMPLY WITH REGULATORY REQUIREMENTS AND EXPOSES US TO POTENTIAL LIABILITIES.

         Our research and development involves the controlled use of hazardous materials, chemicals and viruses. The primary hazardous materials include chemicals needed to construct the Hemopurifier(TM) cartridges and HIV and Hepatitis C infected plasma samples used in preclinical testing of the Hemopurifier(TM). All other chemicals are fully inventoried and reported to the appropriate authorities, such as the fire department, who inspect the facility on a regular basis. We are subject to federal, state, local and foreign laws governing the use, manufacture, storage, handling and disposal of such materials. Although we believe that our safety procedures for the use, manufacture, storage, handling and disposal of such materials comply with the standards prescribed by federal, state, local and foreign regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We have had no incidents or problems involving hazardous chemicals or biological samples. In the event of such an accident, we could be held liable for significant damages or fines. We currently carry a limited amount of insurance to protect us from these damages. In addition, we may be required to incur significant costs to comply with regulatory requirements in the future.

         WE ARE DEPENDENT FOR OUR SUCCESS ON A FEW KEY EXECUTIVE OFFICERS. OUR INABILITY TO RETAIN THOSE OFFICERS WOULD IMPEDE OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

         Our success depends to a critical extent on the continued services of Our Chairman and Chief Executive Officer, James A. Joyce and our Chief Science Officer, Richard H. Tullis. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The loss of Dr. Tullis could delay the clinical development of our products due to his unique experience with the Hemopurifier(TM) technology. The loss of Mr. Joyce would be detrimental to our growth as he possesses unique knowledge of our business model and infectious disease which would be difficult to replace.

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

         We currently have an extremely small staff comprised of five full time employees consisting of our Chief Executive Officer, our Chief Science Officer, our Chief Financial Officer, a research scientist, a research associate, as well as other personnel employed on a contract basis. Although we believe that these employees, together with the consultants currently engaged by our company, will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personal. Competition for these individuals, especially in San Diego where many bio-technology companies are located, is intense and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

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

         The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently do carry limited directors and officers liability insurance. Directors and officers liability insurance has recently become much more expensive and difficult to obtain. If we are unable to continue or provide directors and officers liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors. We may lose potential independent board members and management candidates to other companies in the biotechnology field that have greater directors and officers liability insurance to insure them from liability or to biotechnology companies that have revenues or have received greater funding to date which can offer greater compensation packages. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

         IF WE FAIL TO COMPLY WITH EXTENSIVE REGULATIONS OF DOMESTIC AND FOREIGN REGULATORY AUTHORITIES, THE COMMERCIALIZATION OF OUR PRODUCT CANDIDATES COULD BE PREVENTED OR DELAYED.

         The Hemopurifier (TM) is subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. The determination of when and whether a product is ready for large scale purchase and potential use will be made by the government through consultation with a number of governmental agencies, including the FDA, the National Institutes of Health, the Centers for Disease Control and Prevention and the Department of Homeland Security. Our product candidates are in the pre-clinical and clinical stages of development and have not received required regulatory approval from the FDA to be commercially marketed and sold. The process of obtaining and complying with FDA and other governmental regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Such regulatory approval (if any) and product development requires several years. Despite the time and expense exerted, regulatory approval is never guaranteed. We also are subject to the following risks and obligations, among others.

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

         We rely on a combination of patents, patents pending, copyrights, trademark and trade secret laws, proprietary rights agreements and non-disclosure agreements to protect our intellectual properties. We cannot give you any assurance that these measures will prove to be effective in protecting our intellectual properties.

         In the case of patents, we cannot give you any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents. While we intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States. We can give you no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement. Similarly, we cannot give you any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial. Since many of our patents were issued in the 1980's, they may expire before FDA approval, if any, is obtained. One of our patents, (Ambrus and Horvath - Blood Purification) expires in October 2007. However, we believe that certain patent applications filed and/or other patents issued more recently will help to protect the proprietary nature of the Hemopurifier(TM) treatment technology.

         The Hemopurifier(TM) is protected by four issued patents, in the United States, Europe and Japan, three of which we own and one in which we own an exclusive license. One additional US patent application deals with treatments for virus infection and manufacturing methods has been accepted by the European Patent Office and is in process of being translated and filed in the United Kingdom, Germany, France and Italy.

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

         LEGISLATIVE ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

         There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy have increased our general and administrative costs as we have incurred increased legal and accounting fees to comply with such rule changes. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America, and adversely affect our operating results.

         OUR PRODUCTS MAY BE SUBJECT TO RECALL OR PRODUCT LIABILITY CLAIMS.

         Our Hemopurifier(TM) products may be used in connection with medical procedures in which it is important that those products function with precision and accuracy. If our products do not function as designed, or are designed improperly, we may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, or our products are designed inappropriately, we may be subject to lawsuits seeking significant compensatory and punitive damages. The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. We do not have general clinical trial liability insurance coverage. There can be no assurance that future insurance coverage will to be adequate or available. We may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any product recall or lawsuit seeking significant monetary damages may have a material affect on our business and financial condition. Any liability for mandatory damages could exceed the amount of our coverage. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

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

         Our common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. As of June 16, 2006, our average trading volume per day for the past three months was approximately 205,665 shares a day with a high of 1,964,000 shares traded and a low of 43,600 shares traded. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

         In May of 2004, we entered into a common stock purchase agreement with Fusion Capital II, LLC ("Fusion"). Under the common stock purchase agreement, Fusion agreed to purchase, on each trading day during the term of the agreement, $10,000 of our common stock. As of June 16, 2006, Fusion can purchase an aggregate of $4,314,999 of common stock over a 30 month period from the Commencement Date.

         Fusion Capital's purchase of $10,000 of our common stock each trading day could cause our common stock price to decline due to the additional shares available in the market, particularly in light of the relatively thin trading volume of our common stock. Using the closing price on June 15, 2006 of $0.37 as an example, Fusion Capital would be issued approximately 27,027 shares each trading day if we elected to have them purchase the daily purchase amount, whereas our average trading volume for the prior three months is 205,665 per day. The market price of our common stock could decline given our minimal average trading volume compared to the number of shares potentially issuable to Fusion Capital and the voting power and value of your investment would be subject to continual dilution if Fusion Capital purchases the shares and resells those shares into the market, although there is no obligation for Fusion Capital to sell such shares. Any adverse affect on the market price of our common stock would increase the number of shares issuable to Fusion Capital each trading day which would increase the dilution of your investment. Although we have the right to reduce or suspend Fusion Capital purchases at any time, our financial condition at the time may require us to waive our right to suspend purchases even if there is a decline in the market price.

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

         The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended June 15, 2006, the high and low sale prices of a share of our common stock were $0.89 and $0.19, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenues or profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance or rejection of our proprietary technology as viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

         OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN OR CONTROL APPROXIMATELY 31% OF OUR OUTSTANDING COMMON SHARES AS OF JUNE 15, 2006, WHICH MAY LIMIT THE ABILITY OF YOURSELF OR OTHER SHAREHOLDERS, WHETHER ACTING INDIVIDUALLY OR TOGETHER, TO PROPOSE OR DIRECT THE MANAGEMENT OR OVERALL DIRECTION OF OUR COMPANY. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN YOU RECEIVING A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON SHARES.

         As of June 15, 2006, our officers and directors beneficially own or control approximately 31% of our outstanding common shares. These persons will have the ability to control substantially all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

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

         As of June 15, 2006, there are outstanding non-variable priced purchase options and warrants entitling the holders to purchase 16,740,820 common shares at a weighted average exercise price of $0.39 per share. There are 5,000,00 shares underlying promissory notes convertible into common stock at a weighted average exercise price of $ 0.20. The exercise price for all of the aforesaid warrants, may be less than your cost to acquire our common shares. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

         OUR ISSUANCE OF ADDITIONAL COMMON SHARES, OR OPTIONS OR WARRANTS TO PURCHASE THOSE SHARES, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

         We are entitled under our certificate of incorporation to issue up to 50,000,000 shares of common stock. After taking into consideration our outstanding common stock at June 15, 2006, our convertible notes, outstanding options and outstanding warrants we will be entitled to issue up to 21,740,820 additional common shares. Our board may generally issue shares of common stock, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional shares of common stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

         OUR ISSUANCE OF ADDITIONAL COMMON SHARES IN EXCHANGE FOR SERVICES OR TO REPAY DEBT, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS AND COULD HAVE A NEGATIVE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

         Our board of directors may generally issue shares of common stock to reduce debt or pay for services without further approval by our shareholders based upon such factors as our board may deem relevant at that time. During the past three fiscal years we issued a total of 4,413,427 shares in exchange for outstanding debt to reduce our obligations. The average price discount of common stock issued to reduce debt for each year, weighted by the number of shares issued for the corresponding periods was 47.4%, 53.4% and 70.0% for the years ended 2004, 2005 and 2006, respectively. During the past three fiscal years we issued a total of 2,790,176 shares in payment for services. The average price discount of common stock issued for services for the corresponding periods, weighted by the number of shares issued in such period was 55.4%, 46.3% and 9.0% for the years ended 2004, 2005 and 2006, respectively. It is likely that we will issue additional securities to pay for services and reduce debt in the future. We cannot give you any assurance that we will not issue additional shares of common stock under circumstances we may deem appropriate at the time.

         THE SALE OF OUR COMMON STOCK UNDERLYING THE PROMISSORY NOTES AND WARRANTS OWNED BY THE SELLING SHAREHOLDERS MAY CAUSE DILUTION AND THE SALE OF THE SHARES OF COMMON STOCK ACQUIRED BY SELLING SHAREHOLDERS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

         Depending upon market liquidity at the time, a sale of shares under this offering at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

         SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         In this prospectus we make a number of statements, referred to as "FORWARD-LOOKING STATEMENTS" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. The safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 does not apply to us. We note, however, that these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", and similar expressions. When reading any forward looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

         o whether or not markets for our products develop and, if they do develop, the pace at which they develop;

         o our ability to attract and retain the qualified personnel to implement our growth strategies,

         o our ability to obtain approval from the Food and Drug Administration for our products;

         o our ability to protect the patents on our proprietary technology;

         o our ability to fund our short-term and long-term financing needs;

         o        changes in our business plan and corporate strategies; and

         o other risks and uncertainties discussed in greater detail in the sections of this prospectus, including those captioned "RISK FACTORS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

         Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this prospectus as well as other pubic reports filed with the United States Securities and Exchange Commission (the "SEC"). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this prospectus to reflect new events or circumstances unless and to the extent required by applicable law.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's March 31, 2006 Form 10-KSB. Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, our CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in our internal controls over financial reporting.

CHANGES IN CONTROLS AND PROCEDURES

         There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 8B. OTHER INFORMATION

         On June 28, 2006, Calvin M. Leung resigned as a director of the Company. The resignation by Mr. Leung was not due to any disagreement with the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and Nasdaq. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December, 2005, we believe that all filing requirements applicable toits officers, directors, and greater than 10% beneficial owners were complied with.

         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The names, ages and positions of our directors and executive officers as of June 15, 2006 are listed below:

         NAMES                        TITLE OR POSITION                      AGE
         -----------------------------------------------------------------------
         James A. Joyce (1)           Chairman, President, Chief Executive   44
            Officer and Secretary

         Richard H. Tullis, PhD (2)   Vice President, Chief Science Officer  60
            and Director

         James W. Dorst (3)           Chief Financial Officer                51

         Franklyn S. Barry, Jr.       Director                               66

         Edward G. Broenniman         Director                               69

         Calvin M. Leung (4)          Director                               68

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

                  (2) Effective June 1, 2001, Dr. Tullis was appointed as our Chief Science Officer, replacing Dr. Clara M. Ambrus, who retired.

                  (3) Effective August 1, 2005, Mr. Dorst was appointed Chief Financial Officer.

                  (4) Effective June 30, 2003, Mr. Leung was elected to our board of directors. On June 28, 2006, Mr. Leung resigned from the Board of Directors.

         None of our directors or executive officers has, during the past five years:

         o been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

         o been subject to any order, judgment, or decree not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

         o been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Resumes of Management:

         James A. Joyce, Chairman, President and CEO

         Mr. Joyce is the founder of Aethlon Medical, and has been the Chairman of the Board and Secretary since March 1999. On June 1, 2001, our Board of Directors appointed Mr. Joyce with the additional roles of President and CEO. In 1992, Mr. Joyce founded and was the sole shareholder of James Joyce & Associates, an organization that provided management consulting and corporate finance advisory services to CEOs and CFOs of publicly traded companies. Previously, from 1989 to 1991, Mr. Joyce was Chairman and Chief Executive Officer of Mission Labs, Inc. Prior to that Mr. Joyce was a principal in charge of U.S. operations for London Zurich Securities, Inc. Mr. Joyce is a graduate from the University of Maryland.

         James W. Dorst, Chief Financial Officer

         Mr. Dorst brings more than 20 years of senior management experience in finance, operations, planning and business transactions to the Company. Prior to joining Aethlon, Mr. Dorst was Vice President of Finance and Operations for VerdiSoft Corporation, a developmental-stage mobile-software developer recently acquired by Yahoo, Inc. (NASDAQ:YHOO). Previously, Mr. Dorst held executive positions as SVP of Finance and Administration at SeeCommerce; COO/CFO of Omnis Technology Corp. (now NASDAQ Small Cap: RDTA); CFO and SVP of Information Technology at Savoir Technology Group, Inc. (acquired by NYSE:AVT). Mr. Dorst practiced as a Certified Public Accountant with Coopers & Lybrand (PricewaterhouseCoopers) and holds an MS in Accounting and BS in finance from the University of Oregon.

         Richard H. Tullis, Ph.D., Vice President, Chief Science Officer

         Dr. Tullis has been Vice President and a director of the Company since January 2000 and Chief Science Officer since June 2001. Dr. Tullis has extensive biotechnology management and research experience, and is the founder of Syngen Research, a wholly-owned subsidiary of Aethlon Medical, Inc. Previously, Dr. Tullis co-founded Molecular Biosystems, Inc., a former NYSE company. At Molecular Biosystems, Dr. Tullis was Director of Oligonucleotide Hybridization, Senior Research Scientist and Member of the Board of Directors. In research, Dr. Tullis developed and patented the first application of oligonucleotides to antisense antibiotics and developed new methods for the chemical synthesis of DNA via methoxy-hosphorochloridites. Dr. Tullis also co-developed the first applications of covalently coupled DNA-enzyme conjugates using synthetic oligonucleotides during his tenure at Molecular Biosystems. In 1985, Dr. Tullis founded, and served as President and CEO of Synthetic Genetics, Inc., a pioneer in custom DNA synthesis, which was sold to Molecular Biology Resources in 1991. Dr. Tullis also served as interim-CEO of Genetic Vectors, Inc., which completed its IPO under his management, and was co-founder of DNA Sciences, Inc., a company that was eventually acquired by Genetic Vectors. Dr. Tullis received his Ph.D. in Biochemistry and Cell Biology from the University of California at San Diego, and has done extensive post-doctoral work at UCSD, USC, and the University of Hawaii.

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

         Calvin M. Leung

         Mr. Leung became a director of Aethlon Medical on June 30, 2003. He is the President of Mandarin Investment Corporation, specializing in investment, development and management of mobile home and recreational vehicle parks in California, Arizona and the midwest since 1975. He has syndicated a number of land and housing developments in the western United States. Mr. Leung, born in Hong Kong, received his advanced education in the United States where he was awarded a doctorate degree in psychology specializing in experimental research. He taught at the university level for several years. Mr. Leung resigned from the Board of Directors effective June 28, 2006.

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

         Upon the recommendation of our Compensation Committee, in February 2005, we adopted our 2005 Directors Compensation Program (the "Directors Compensation Program") which advances our interest by helping us to obtain and retain the services of outside directors services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. Under the Directors Compensation Program, a newly elected director will receive a one time grant of a non-qualified stock option of 1.5% of the common stock outstanding at the time of election. The options will vest one-third at the time of election to the board and the remaining two-thirds will vest equally at year end over three years. Additionally, each director will also receive an annual $25,000 non-qualified stock option retainer, $15,000 of which is to be paid at the first of the year to all directors who are on the Board prior to the first meeting of the year and a $10,000 retainer will be paid if a director attends 75% of the meetings either in person, via conference call or other electronic means. The exercise price for the options under the Directors Compensation Program will equal the average closing of the last ten (10) trading days prior to the date earned. At March 31, 2006 under the 2005 Directors Compensation Program, we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors for a total of 5,303,275 options.

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

CODE OF ETHICS.

         On February 23, 2005, the Board of Directors approved a "Code of Business Conduct and Ethics."


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth compensation received for the fiscal years ended March 31, 2004 through 2006 by our Chief Executive Officer and all other executive officers.


                                                                                   LONG TERM COMPENSATION
                                                                             ----------------------------------
                                             ANNUAL COMPENSATION                      AWARDS           PAYOUTS
                                     ------------------------------------    ----------------------   ---------
                                                                                         SECURITIES      LONG      ALL
NAMED EXECUTIVE OFFICER AND                                                              UNDERLYING      TERM     OTHER
PRINCIPAL POSITION                                                           RESTRICTED    OPTIONS    INCENTIVE   COMP-
                             YEAR      SALARY(1)          BONUS    OTHER        STOCK       & SARS        PLAN   ENSATION
                             --------------------------------------------------------------------------------------------
James A. Joyce               2006  $        224,712    $      --  $    --    $       --   2,857,148 (2)      --  $     --
PRESIDENT AND CHIEF          2005           187,291       20,000       --            --   2,231,100          --        --
EXECUTIVE OFFICER            2004           180,000           --       --            --          --          --        --

Richard H. Tullis, Ph.D      2006  $        165,000    $      --  $    --    $       --          --   $      --  $     --
VICE PRESIDENT AND CHIEF     2005           154,375       15,000                     --   1,734,750          --        --
SCIENCE OFFICER              2004           150,000           --                     --          --          --        --

James W. Dorst (3)           2006  $         93,750    $      --                            500,000   $      --  $     --
CHIEF FINANCIAL OFFICER      2005               N/A           --                     --          --          --        --
                             2004               N/A           --       --            --          --          --        --

(1) The remuneration described in the above table excludes our cost of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individuals that are extended to all of our employees in connection with their employment.
Perquisites and other personal benefits, securities, or property received by an executive officer are either the lesser of $50,000 or 10% of the total salary and bonus reported for each named executive officer, except as otherwise disclosed.

(2) On September 9, 2005, the Company's board of directors approved and the Company entered into a Stock Option Agreement with Mr. James A Joyce, the
Company's Chief Executive Officer in exchange for the cancellation of $300,000 of debt owed to Mr. Joyce. the Stock Option Agreement provides for a fully-vested, non-qualified, ten-year option to purchase restricted common stock with an exercise price of $0.21 per share. On September 9, 2005 the market closing price per share of the Company's common stock was $0.20.

(3) James W. Dorst was appointed Chief financial Officer August 1, 2005. Mr.
Dorst receives an annual salary of $150,000 and was granted nonqualified stock options to purchase 500,000 shares of common stock at an exercise price equal to the fair market value of the stock on the date of grant.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANT TABLE

         The following table provides certain information with respect to individual grants during the last fiscal year to each of our named executive officers of common share purchase options or stock appreciation rights ("SARs") relating to our common shares:

                                 COMMON SHARES      AS PERCENTAGE OF
                              UNDERLYING GRANT OF     GRANTS TO ALL      EXERCISE OR
NAMED EXECUTIVE OFFICER        OPTIONS OR SARS         EMPLOYEES         BASE PRICE      EXPIRATION DATE
----------------------------- ------------------  -------------------  --------------  -------------------

James A. Joyce,
CHAIRMAN, PRESIDENT AND CEO         2,857,148              85.1%           $0.21             9/9/2015

James W. Dorst
CHIEF FINANCIAL OFFICER               500,000              14.9%           $0.23             8/1/2010

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS EXERCISE AND VALUATION TABLE

         The following table sets forth the number of common stock options, both exercisable and unexercisable, held by each of our Named Executive Officers and the value of any in-the-money options at June 15, 2006, utilizing a value of $0.37 per share, the closing price of the Company's common stock on the Over-The-Counter Bulletin Board on June 15, 2006:

                                                                NUMBER OF SECURITIES
                                                                     UNDERLYING           VALUE OF UNEXERCISED
                                                                     UNEXERCISED              IN-THE-MONEY
                                       SHARES                       OPTIONS/SARS             OPTIONS/SARS
                                      ACQUIRED       VALUE          (EXERCISABLE/            (EXERCISABLE/
NAMED EXECUTIVE OFFICER             ON EXERCISE     REALIZED        UNEXERCISABLE)           UNEXERCISABLE)
--------------------------------  --------------  ------------  ------------------------  -------------------

James A. Joyce                         --               --        4,530,468  / 557,775    $440,410  /  $0

Richard H. Tullis                      --               --        1,580,763  / 433,587          $0  /  $0

James W. Dorst                         --               --                0  / 500,000          $0  /  $70,000

         EMPLOYMENT AGREEMENTS

         We entered into an employment agreement with Mr. Joyce effective April 1, 1999. Effective June 1, 2001, Mr. Joyce was appointed President and Chief Executive Officer and his base annual salary was increased from $120,000 to $180,000. Effective January 1, 2005, Mr. Joyce's salary was increased from $180,000 to $205,000 per year. Under the terms of the agreement, his employment continues at a salary of $205,000 per year for successive one year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement. Effective April 1, 2006. Mr. Joyce's salary was increased from $205,000 to $240,000.

         We entered into an employment agreement with Dr. Tullis effective January 10, 2000. Effective June 1, 2001, Dr. Tullis was appointed our Chief Science Officer of the Company. His compensation under the agreement was modified in June 2001 from $80,000 to $150,000 per year. Effective January 1, 2005 Dr. Tullis' salary was increased from $150,000 to $165,000 per year Under the terms of the agreement, his employment continues at a salary of $165,000 per year for successive one-year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement. Dr. Tullis was granted 250,000 stock options to purchase our common stock in connection the completing certain milestones, such as the initiation and completion of certain clinical trials, the submission of proposals to the FDA and the filing of a patent application. Effective April 1, 2006, Dr. Tullis salary was increased to $185,000 per year.

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

         Under the Directors Compensation Program, adopted by us in February 2005, a newly elected director will receive a one time grant of a non-qualified stock option of 1.5% of the common stock outstanding at the time of election. The options will vest one-third at the time of election to the board and the remaining two-thirds will vest equally at year end over three years. Additionally, each director will also receive an annual $25,000 non-qualified stock option retainer, $15,000 of which is to be paid at the first of the year to all directors who are on the Board prior to the first meeting of the year and a $10,000 retainer will be paid if a director attends 75% of the meetings either in person, via conference call or other electronic means. The exercise price for the options under the Directors Compensation Program will equal the average closing of the last ten (10) trading days prior to the date earned. At March 31, 2006 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors for a total of 5,303,275 options.

         At March 31, 2006, we had granted 32,500 options under the 2000 Stock Option Plan, with 467,500 available for future issuance. At March 31, 2006 we had issued 5,303,275 options under the Directors Compensation Plan. We issued 5,328,158 options (of which 1,773,300 have been exercised or cancelled) outside both the 2005 Directors Compensation Plan and 2000 Stock Option Plan.

         At March 31, 2006, we had outstanding options to purchase 8,812,785 shares of our Common Stock. See Item 11, "Security Ownership of Certain Beneficial Owners and Management."

                      OUTSTANDING STOCK PURCHASE WARRANTS

Common Stock purchase warrants

         At March 31, 2006, we had outstanding a total of 8,343,035 warrants, exercisable at prices between $0.18 - 4.00 per share and with expiration dates from 2006 - 2011.

See Item 11, "Security Ownership of Certain Beneficial Owners and Management."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of June 30, 2006, information with respect to the shares of Common Stock beneficially owned by (i) each director nominee; (ii) each person (other than a person who is also a director nominee) who is an executive officer; and (iii) all executive officers and directors as a group. The term "executive officer" is defined as the President/Chief Executive Officer, Secretary, Chief Financial Officer/Treasurer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for the Company. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, excepted where otherwise noted:

AMOUNT AND NATURE OF                   PERCENT OF
TITLE OF CLASS                             NAME                        BENEFICIAL OWNERSHIP(1)(2)      CLASS
--------------         --------------------------------------------    --------------------------    ----------

Common Stock           James A. Joyce, Chief Executive Officer and
                       Director                                            5,130,468 shares (3)         17.0%
                       3030 Bunker Hill Street, Suite 4000,
                       San Diego, CA 92109

Common Stock           Calvin M. Leung, Director                           2,407,405 shares(4)           9.3%
                       P.O. Box 2366
                       Costa Mesa, CA 92628

Common Stock           Richard H. Tullis, Chief Scientific Officer
                       and Director                                        1,638,763 shares(5)           6.0%
                       3030 Bunker Hill Street, Suite 4000,
                       San Diego, CA 92109

Common Stock           Franklyn S. Barry, Director
                       3030 Bunker Hill Street, Suite 4000,                368,647 shares(6)             1.4%
                       San Diego, CA 92109

Common Stock           Edward G. Broenniman, Director
                       3030 Bunker Hill Street, Suite 4000,                601,561 shares(7)             2.3%
                       San Diego, CA 92109

Common Stock           James W. Dorst
                       3030 Bunker Hill Street, Suite 4000,                165,000 shares (8)
*
                       San Diego, CA 92109

All Current
Directors and
Executive Officers
as a Group (6                                                              10,311,844 Shares            31.2%
members)

*Less than 1%.


1. Based on 25,602,326 shares of Common Stock outstanding on the transfer records as of June 15, 2006.

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

3. Includes 1,673,325 stock options exercisable at $0.38 per share and 2,857,143 stock options exercisable at $0.21 per share.

4. Includes all shares owned by members of Mr. Leung's family and entities he controls, 190,000 warrants to purchase common stock at exercise prices between $0.25 and $3.00, and 231,546 stock options exercisable at $0.38 per share. Mr. Leung resigned as director of the Company effective June 28, 2006.

5. Includes 250,000 stock options exercisable at $1.90 per share, 30,000 stock options execisable at $3.00 per share and 1,300,763 stock options exercisable at $0.38 per share.

5. Includes 250,000 stock options exercisable at $1.90 per share, 30,000 stock options exercisable at $2.56 per share and 867,175 at $0.38 per share.

6. 30,675 stock options exercisable at $0.489 per share and 205,816 stock options exercisable at $0.38 per share.

7. Includes 53,885 shares owned by Mr. Broenniman's wife, his 3,000 stock options exercisable at $1.78, 2,500 stock options exercisable at $3.75, and 360,187 stock options exercisable at $0.38 per share.

8. Includes 165,000 stock options exercisable at $0.23, vesting August 1, 2006.

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

         Calvin M. Leung, a former director (resigned as of June 28, 2006) and shareholder of Aethlon Medical, was previously engaged as our consultant providing as needed business advisory services to management, including business development services and introductions to potential investors and merger candidates, and he and his affiliates have invested approximately $939,500 in Aethlon Medical to date, through equity and convertible debt securities. $448,000 was invested via convertible promissory notes from November 2001 through May 2002. The notes accrued interest at rates ranging from 6.75% to 12% per annum. Mr. Leung invested $300,000 via the exercise of stock options received while our consultant for which he received 600,000 shares of restricted common stock. Mr. Leung and his affiliates also invested during 2003 a total of $146,500 in cash for 586,000 shares of our restricted common stock. Finally, Mr. Leung and his affiliates invested approximately $45,000 from September 2003 to February 2004 via the exercise of warrants that resulted in the issuance of 180,000 shares of our restricted common stock. Mr. Leung worked as our consultant from January 7, 2001 to January 7, 2003. We do not expect Mr. Leung to provide consulting services now that he is no longer a member of our Board of Directors. He currently owns 1,985,859 of our common shares, 231,546 options to purchase common stock at $0.38 per share and 190,000 warrants to purchase common stock at exercise prices of between $0.25 and $3.00 per share. (See ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT).

         Certain of our officers and other related parties have advanced us funds, agreed to defer compensation or paid expenses on behalf of us to cover short-term working capital deficiencies in the aggregate amount of approximately $1,178,000. Of this amount, we owe Dr. Richard H Tullis, our Chief Scientific Officer approximately $267,900 in deferred salary. We also owe our former Chief Financial Officer, Mr. Edward C Hall, approximately $38,111 in deferred salary. We owe Mr. Franklyn S Barry, a director, a total of approximately $289,848 for deferred salary and consulting fees from pre-merger in 1999 through May 2003. We owe approximately $46,475 to James Joyce and Associates, a company founded by our current Chief Executive Officer, for deferred consulting fees on services provided prior to our merger in 1999. We previously repaid Mr. Barry a total of $30,000 in cash. Additionally, we owe John Murray, our former Chief Financial Officer, a total of approximately $25,000 for deferred salary and medical benefits for services rendered from September 2000 through May 2001. We owe Robert S. Stefanovich, a former Chief Financial Officer, a total of approximately $91,000 for deferred salary, vacation and medical benefits for services rendered from July 2001 until July 2002. Additionally, we owe Dr. Clara Ambrus, the founder of Hemex, Inc., approximately $190,500 for services rendered from pre-merger in 1999 through March 2002. We owe Edward Broenniman, a board member, and Linda Broenniman, his wife, an aggregate of approximately $174,000 for services rendered prior to our merger in 1999. Mr. Broenniman has been paid a total of $30,000 against this debt. We owe approximately $34,500 to directors for deferred directors' fees. These non interest-bearing liabilities have been included as due to related parties in the accompanying financial statements.

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

1. Consolidated Financial Statements for the periods ended March 31, 2006 and 2005:

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

         10.18 Patent License Agreement by and amongst Aethlon Medical, Inc., Hemex, Inc., Dr. Julian L. Ambrus and Dr. David O. Scamurra
                  (11)

         10.19 Employment Agreement by and between Aethlon Medical, Inc. and Dr.Richard H. Tullis (11)

         10.20 Employment Agreement by and between Aethlon Medical, Inc. and Edward C. Hall (11)

         10.21 Cooperative Agreement by and between Aethlon Medical, Inc. and George Mason University (12)

         10.22 Consulting Agreement by and between Aethlon Medical, Inc. and Dr. Charles Bailey (13)

         10.23 Consulting Agreement by and between Aethlon Medical, Inc. and Dr. Ken Alibek (13)

         10.24 Stock Option Agreement by and between Aethlon Medical, Inc. and James A Joyce (14)

         10.25 Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis (14)

         10.26 Stock Option Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry (14)

         10.27 Stock Option Agreement by and between Aethlon Medical, Inc. and Ed Broenniman (14)

         10.28 Stock Option Agreement by and between Aethlon Medical, Inc. and Calvin Leung (14)

         10.29    Warrant for the benefit of Richardson and Patel, LLP (14)

         10.30 Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce(15)

         10.31 10% Series A Convertible Note by and between Aethlon Medical, Inc. and Allan S. Bird(16)

         10.32 10% Series A Convertible Note by and between Aethlon Medical, Inc. and Ellen R. Weiner Family Revocable Trust(16)

         10.33    Form of Warrant for Series A Convertible Noteholders(16)

         10.34 Form of Registration Rights Agreement for Series A Convertible Noteholders(16)

         10.35 Employment Agreement by and between Aethlon Medical, Inc. and James Dorst(17)

         10.36 10% Series A Convertible Note by and between Aethlon Medical, Inc. and Christian Hoffmann(18)

         10.37 10% Series A Convertible Note by and between Aethlon Medical, Inc. and Claypoole Capital, LLC(18)

         10.38    Form of Warrant for additional Series A Convertible
                  Noteholders(18)

         10.39 Form of Registration Rights Agreement for additional Series A Convertible Noteholders(18)

         10.40 Option Agreement by and between Aethlon Medical, Inc. and Trustees of Boston University(19)

         10.41    Warrant for the benefit of Fustion Capital Fund II, LLC(20)

         21       List of subsidiaries (21)

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

         99.1     Resignation Letter dated June 28, 2006 from Calvin Leung*

* Filed herewith

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

(6) Filed with the Company's Current Report on Form 8-K dated January 10, 2000 an incorporated by reference.

(7) Filed with the Company's Current Report on Form 8-K dated April 10, 2000 and incorporated by reference.

(8) Filed with the Company's Current Report on Form 8-K dated June 7, 2004 and incorporated by reference.

(9) Filed with the Company's Current Report on Form 8-K dated May 16, 2005 and incorporated by reference.

(10) Filed with the Company Registration Statement on Form S-8 (File No. 333-114017) filed on August 29, 2005 and incorporated by reference.

(11) Filed with the Company's Annual Report on Form 10-KSB/A for the year ended March 31, 2004 and incorporated by reference.

(12) Filed with the Company's Amendment No.2 to Registration Statement on Form SB-2 filed on October 28, 2004 and incorporated by reference.

(13) Filed with the Company's Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-117203) filed on November 24, 2004 and incorporated by reference.

(14) Filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2005 and and incorporated by reference.

(15) Filed with the Company's Current Report on Form 8-K filed on September 12, 2005 and incorporated by reference.

(16) Filed with the Company's Current Report on Form 8-K filed on November 7, 2005 and incorporated by reference.

(17) Filed with the Company's Post-Effective Amendment to Registration Statement on Form SB-2 filed on December 8, 2005 and incorporated by reference.

(18) Filed with the Company's Registration Statement on Form SB-2 (File No. 333-130915) filed on January 9, 2006 and incorporated by reference.

(19) Filed with the Company's Current Report on Form 8-K filed on February 23, 2006 and incorporated by reference.

(20) Filed with the Company's Current Report on Form 8-K filed on April 4, 2006 and incorporated by reference.

(21) Filed with the Company's Registration Statement on Form SB-2 filed on July 7, 2004 and incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Squar, Milner, Reehl & Williamson LLP ("Squar Milner") for the annual audit of our consolidated financial statements as of and for the fiscal years ended March 31, 2006, and 2005 and fees billed for other services rendered by Squar Milner during such years:
                                      Fiscal Years Ended March 31,
                                        2006                2005
                                      -------             -------

         Audit Fees                   $86,000            $63,140
         Audit Related Fees            47,050             43,754
         Tax Fees                         -                  -
         All Other Fees                   -                  -
                                      ---------------------------
                                      $123,050          $106,894
                                      ===========================

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

         Our audit committee of the Board of Directors is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditor.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of June, 2006.


         BY: /S/ JAMES A. JOYCE
             ---------------------------------------------
             JAMES A. JOYCE
             CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER

         BY: /S/ JAMES W. DORST
             ---------------------------------------------
             JAMES W. DORST
             CHIEF FINANCIAL OFFICER


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                         TITLE                     DATE
       ---------                         -----                     ----

/S/ JAMES A. JOYCE                CHAIRMAN OF THE BOARD        JUNE 28, 2006
-------------------------
    JAMES A. JOYCE

/S/ FRANKLYN S. BARRY, JR.        DIRECTOR                     JUNE 28, 2006
--------------------------
    FRANKLYN S. BARRY, JR.

/S/ EDWARD G. BROENNIMAN          DIRECTOR                     JUNE 28. 2006
--------------------------
    EDWARD G. BROENNIMAN

/S/ RICHARD H. TULLIS             DIRECTOR                     JUNE 28, 2006
-------------------------
    RICHARD H. TULLIS

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006



                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm.................... F-1

Consolidated Balance Sheet ................................................ F-2

Consolidated Statements of Operations ..................................... F-3

Consolidated Statements of Stockholders' Deficit........................... F-4

Consolidated Statements of Cash Flows ..................................... F-13

Notes to Consolidated Financial Statements................................. F-15

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aethlon Medical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Aethlon Medical, Inc. and Subsidiaries (the "Company"), a development stage company, as of March 31, 2006 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended and for the period from January 31, 1984 (Inception) to March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aethlon Medical, Inc. and Subsidiaries as of March 31, 2006 and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended and for the period from January 31, 1984 (Inception) to March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered continuing losses from operations, is in default on certain debt, has negative working capital of approximately $1,921,000 and a deficit accumulated during the development stage of approximately $22,062,000 at March 31, 2006. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                  /S/ SQUAR, MILNER, REEHL & WILLIAMSON, LLP

                  JUNE 27, 2006

                  NEWPORT BEACH, CALIFORNIA

--------------------------------------------------------------------------------------------
                                      AETHLON MEDICAL, INC.
                               (A Development Stage Company)
                                 CONSOLIDATED BALANCE SHEET
                                       MARCH 31, 2006
--------------------------------------------------------------------------------------------

                                           ASSETS

CURRENT ASSETS
                      Cash                                                     $    836,377
                      Prepaid expenses                                               32,222
                                                                               ------------

TOTAL CURRENT ASSETS                                                                868,599

NON-CURRENT ASSETS
                      Property and equipment, net                                    12,378
                      Patents, net                                                  131,599
                      Other assets                                                   17,200
                                                                               ------------

TOTAL ASSETS                                                                   $  1,029,776
                                                                               ============


                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
                      Accounts payable and accrued liabilities                 $    880,773
                      Due to related parties                                      1,238,624
                      Notes payable, net of discounts                               527,500
                      Convertible notes payable, net of discounts                   142,365
                                                                               ------------

TOTAL CURRENT LIABILITIES                                                         2,789,262
                                                                               ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIT
                      Common stock, par value of $0.001, 50,000,000 shares
                        authorized; 25,383,706 issued and outstanding                25,384
                      Additional paid-in capital                                 20,322,494
                      Deferred consulting fees                                      (44,917)
                      Deficit accumulated during the development stage          (22,062,447)
                                                                               ------------

TOTAL STOCKHOLDERS' DEFICIT                                                      (1,759,486)
                                                                               ------------
                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $  1,029,776
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


----------------------------------------------------------------------------------------------------------
                                         AETHLON MEDICAL, INC.
                                      (A Development Stage Company)
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE YEARS ENDED MARCH 31, 2006 AND 2005 AND
                    FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2006
----------------------------------------------------------------------------------------------------------
                                                                                         JANUARY 31, 1984
                                                                                       (INCEPTION) THROUGH
                                                       2006                2005           MARCH 31, 2006
                                                  --------------------------------------------------------

Grant income                                      $         --         $         --         $  1,424,012
Subcontract income                                          --                   --               73,746
Sale of research and development                            --                   --               35,810
                                                  --------------------------------------------------------
                                                            --                   --            1,533,568

OPERATING EXPENSES
 Professional fees                                     851,594              748,837            5,238,135
 Payroll and related                                   675,171            1,000,324            7,246,005
 General and administrative                            486,452              434,216            4,432,031
 Impairment                                             81,722                   --            1,313,253
                                                  --------------------------------------------------------
                                                     2,094,939            2,183,377           18,229,424
                                                  --------------------------------------------------------
OPERATING LOSS                                      (2,094,939)          (2,183,377)         (16,695,856)

OTHER (INCOME) EXPENSE
Change in fair value of warrant liability              360,125                   --              360,125
Interest expense (credit)                              450,297              (86,426)           4,871,452
Interest income                                             --                   --              (17,415)
Other                                                   14,822                   --              152,429
                                                  --------------------------------------------------------
                                                       825,244              (86,426)           5,366,591
                                                  --------------------------------------------------------

NET LOSS                                          $ (2,920,183)        $ (2,096,951)        $(22,062,447)
                                                  ========================================================

Basic and diluted net loss per share
  attributable to common stockholders             $      (0.15)        $      (0.15)
                                                  ==================================

Weighted average number of common
  shares outstanding                                19,551,501           14,037,341
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
                                                    (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                           FOR THE YEARS ENDED MARCH 31, 2006 AND 2005 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2006
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         DEFICIT
                                                                                                        ACCUMULATED       TOTAL
                                                     COMMON STOCK          ADDITIONAL     DEFERRED        DURING       STOCKHOLDERS'
                                              --------------------------    PAID IN      CONSULTING     DEVELOPMENT      EQUITY
                                                 SHARES        AMOUNT       CAPITAL         FEES           STAGE        (DEFICIT)
                                              ------------  ------------  ------------   ------------   ------------   ------------

Balance, January 31, 1984 (Inception)                   --  $         --  $         --   $         --   $         --   $         --

Common stock issued for cash at $1
per share                                           22,000            22        26,502             --             --         26,524

Common stock issued for cash at $23
per share                                            1,100             1        24,999             --             --         25,000

Common stock issued for cash at $86
per share                                              700             1        59,999             --             --         60,000

Common stock issued for cash at $94
per share                                              160             1        14,999             --             --         15,000

Common stock issued for cash at $74
per share                                              540             1        39,999             --             --         40,000

Common stock issued for cash at $250
per share                                            4,678             5     1,169,495             --             --      1,169,500

Capital contributions                                   --            --       521,439             --             --        521,439

Common stock issued for compensation
at $103 per share                                    2,600             3       267,403             --             --        267,406

Conversion of due to related parties
to common stock at $101 per share                    1,120             1       113,574             --             --        113,575

Conversion of due to related parties
to common stock at $250 per share                    1,741             2       435,092             --             --        435,094

Effect of reorganization                         2,560,361         2,558        (2,558)            --             --             --

Common stock issued in connection with
employment contract at $8 per share                 65,000            65       519,935             --             --        520,000

Common stock issued in connection with
the acquisition of patents at $8 per
share                                               12,500            13        99,987             --             --        100,000

Warrants issued to note holders in
connection with notes payable                           --            --       734,826             --             --        734,826

Warrants issued for services                            --            --         5,000             --             --          5,000

Net loss                                                --            --            --             --     (4,746,416)    (4,746,416)
                                              ------------  ------------  ------------   ------------   ------------   ------------
BALANCE, MARCH 31, 2000                          2,672,500         2,673     4,030,691             --     (4,746,416)      (713,052)

Common stock and options issued in
connection with acquisition of Cell
Activation, Inc. at $7.20 per share                 99,152            99     1,067,768             --             --      1,067,867

Warrants issued to note holders in
connection with notes payable                           --            --       218,779             --             --        218,779

Warrants issued to promoter in
connection with notes payable                           --            --       298,319             --             --        298,319

Beneficial conversion feature of
convertible notes payable                               --            --       150,000             --             --        150,000

Warrants issued to promoter in
connection with convertible notes
payable                                                 --            --       299,106             --             --        299,106

Options issued to directors for
services as board members                               --            --        14,163             --             --         14,163

-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........

-----------------------------------------------------------------------------------------------------------------------------------
                                                        AETHLON MEDICAL, INC.
                                                    (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED MARCH 31, 2006 AND 2005 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2006
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         DEFICIT
                                                                                                        ACCUMULATED       TOTAL
                                                     COMMON STOCK          ADDITIONAL     DEFERRED        DURING       STOCKHOLDERS'
                                              --------------------------    PAID IN      CONSULTING     DEVELOPMENT      EQUITY
                                                 SHARES        AMOUNT       CAPITAL         FEES           STAGE        (DEFICIT)
                                              ------------  ------------  ------------   ------------   ------------   ------------
Options and warrants issued for
services                                                --            --       505,400             --             --        505,400

Common stock issued for services at
$3 per share                                         5,500             5        16,495             --             --         16,500

Common stock issued for cash at $1
per share                                          100,000           100        99,900             --             --        100,000

Net loss                                                --            --            --             --     (4,423,073)    (4,423,073)
                                              ------------  ------------  ------------   ------------   ------------   ------------

BALANCE, MARCH 31, 2001                          2,877,152  $      2,877  $  6,700,621   $         --   $ (9,169,489)  $ (2,465,991)

Common stock, warrants and options
issued for accounts payable and
accrued liabilities                                 21,750            22       243,353             --             --        243,375

Common stock issued for services at
$2.65 per share                                      6,038             6        15,994             --             --         16,000

Common stock issued for cash at $1.00
per share, net of issuance costs of
$41,540 paid to a related party                    730,804           731       688,533             --             --        689,264

Common stock issued for services at
$2.75 per share                                     10,000            10        27,490             --             --         27,500

Common stock issued in connection with
license agreement at $3.00 per share                 6,000             6        17,994             --             --         18,000

Common stock issued to holder of
convertible notes payable at $3.00
per share                                           70,586            71       211,687             --             --        211,758

Options issued to directors for
services as board members                               --            --         7,459             --             --          7,459

Common stock issued for cash at $1.50
per share, net of issuance costs
of $2,500                                           16,667            17        22,483             --             --         22,500

Beneficial conversion feature of
convertible notes payable                               --            --       185,000             --             --        185,000

Common stock issued for conversion of
convertible notes payable and accrued
interest at an average price of
$1.24 per share                                    134,165           134       166,352             --             --        166,486

Common stock issued for services at
$2.72 per share                                      9,651            10        26,240             --             --         26,250

Options issued to consultant for
services                                                --            --       562,000             --             --        562,000

Common stock and warrants for services
at $1.95 per share                                  62,327            62       161,475             --             --        161,537

Common stock issued for services at
$1.90 per share                                      9,198             9        17,491             --             --         17,500

Stock options exercised for cash                   400,000           400       199,600             --             --        200,000

Warrants issued to note holders for
90-day forebearance                                     --            --       118,000             --             --        118,000

Common stock and warrants issued to
note holders and vendors in the
debt-to-equity conversion program at
$1.25 per share                                    816,359           816     1,623,635             --             --      1,624,451

Other warrant transactions                              --            --       (32,715)            --             --        (32,715)

Net loss                                                --            --            --             --     (3,995,910)    (3,995,910)
                                              ------------  ------------  ------------   ------------   ------------   ------------

BALANCE - MARCH 31, 2002                         5,170,697  $      5,171  $ 10,962,692   $         --   $(13,165,399)  $ (2,197,536)

-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........

-----------------------------------------------------------------------------------------------------------------------------------
                                                        AETHLON MEDICAL, INC.
                                                    (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED MARCH 31, 2006 AND 2005 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2006
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         DEFICIT
                                                                                                        ACCUMULATED       TOTAL
                                                     COMMON STOCK          ADDITIONAL     DEFERRED        DURING       STOCKHOLDERS'
                                              --------------------------    PAID IN      CONSULTING     DEVELOPMENT      EQUITY
                                                 SHARES        AMOUNT       CAPITAL         FEES           STAGE        (DEFICIT)
                                              ------------  ------------  ------------   ------------   ------------   ------------

BALANCE - MARCH 31, 2002                         5,170,697  $      5,171  $ 10,962,692   $         --   $(13,165,399)  $ (2,197,536)

Proceeds from the issuance of common
stock at $0.50 per share in connection
with the exercise of options                       200,000           200        99,800             --             --        100,000

Interest expense related to beneficial
conversion feature                                      --            --       150,000             --             --        150,000

Pro-rata value assigned to warrants
issued in connection with conversion of
accounts payable                                        --            --        71,000             --             --         71,000

Pro-rata value assigned to warrants
issued in connection with note payable                  --            --        30,000             --             --         30,000

Issuance of common stock at $1.25 per
share in connection with the conversion
of accounts payable                                150,124           150       187,505             --             --        187,655

Issuance of common stock at $1.25 per
share in connection with the conversion
of notes payable                                   420,000           420       104,580             --             --        105,000

Estimated fair market value of options
issued for services                                     --            --       114,000             --             --        114,000

Issuance of common stock at $0.25 per
share for cash                                     461,600           462       114,938             --             --        115,400

Issuance of common stock at $0.26 per
share for cash                                      19,230            19         4,981             --             --          5,000

Issuance of common stock at $1.25 per
share for cash                                       8,000             8         9,992             --             --         10,000

Issuance of common stock at $0.65 per
share for services                                  69,231            69        44,931             --             --         45,000

Issuance of common stock at $0.51 per
share for services                                 196,078           196        99,804             --             --        100,000

Adjustment booked                                       --            --      (100,000)            --        100,000             --

Net loss                                                --            --            --             --     (2,461,116)    (2,461,116)
                                              ------------  ------------  ------------   ------------   ------------   ------------

BALANCE - MARCH 31, 2003                         6,694,960  $      6,695  $ 11,894,223   $         --   $(15,526,515)  $ (3,625,597)

-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........

-----------------------------------------------------------------------------------------------------------------------------------
                                                        AETHLON MEDICAL, INC.
                                                    (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED MARCH 31, 2006 AND 2005 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2006
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         DEFICIT
                                                                                                        ACCUMULATED       TOTAL
                                                     COMMON STOCK          ADDITIONAL     DEFERRED        DURING       STOCKHOLDERS'
                                              --------------------------    PAID IN      CONSULTING     DEVELOPMENT      EQUITY
                                                 SHARES        AMOUNT       CAPITAL         FEES           STAGE        (DEFICIT)
                                              ------------  ------------  ------------   ------------   ------------   ------------

BALANCE - MARCH 31, 2003                         6,694,960  $      6,695  $ 11,894,223   $         --   $(15,526,515)  $ (3,625,597)

Proceeds from the issuance of common
stock at $0.25 per share in connection
with the exercise of warrants                      540,000           540       134,460             --             --        135,000

Issuance of common stock at $0.25 per
share in connection with the conversion
of notes payable, including interest
of $15,099                                         300,397           300        74,799             --             --         75,099

Issuance of common stock at $0.35 per
share in connection with the conversion
of notes payable, including interest
of $59,827                                         813,790           814       284,013             --             --        284,827

Issuance of common stock at $0.50 per
share in connection with the conversion
of notes payable, including interest
of $509                                             11,017            11         5,498             --             --          5,509

Issuance of common stock at $0.42 per
share in connection with the conversion
of notes payable, including interest
of $696                                             13,725            14         5,682             --             --          5,696

Issuance of common stock at $0.65 per
share in connection with the conversion
of notes payable, including interest
of $5,088                                           27,059            27        17,561             --             --         17,588

Issuance of common stock at $0.25 per
share in connection with the conversion
of notes payable, including interest
of $15,416                                         461,667           462       114,954             --             --        115,416

Issuance of common stock at $0.25 per
share for cash                                   1,226,000         1,226       305,274             --             --        306,500

Issuance of common stock at $0.30 per
share for cash                                     180,000           180        53,820             --             --         54,000

Issuance of common stock at $0.525 per
share for cash                                      40,000            40        20,960             --             --         21,000

Issuance of common stock at $1.125 per
share for cash                                       5,000             5         5,620             --             --          5,625

Issuance of common stock at $0.25 per
share for services                                  10,000            10         2,490             --             --          2,500

Issuance of common stock at $0.34 per
share for services                                  73,529            73        24,927             --             --         25,000

Issuance of common stock at $0.40 per
share for services                                  62,000            62        24,763             --             --         24,825

Issuance of common stock at $0.45 per
share for services                                 185,185           185        83,148             --             --         83,333

Issuance of common stock at $0.50 per
share for services                                   5,000             5         2,495             --             --          2,500

Interest expense related to beneficial
conversion feature                                      --            --       324,800             --             --        324,800

Net loss                                                --            --            --             --     (1,518,798)    (1,518,798)
                                              ------------  ------------  ------------   ------------   ------------   ------------

BALANCE - MARCH 31, 2004                        10,649,329  $     10,649  $ 13,379,487   $         --   $(17,045,313)  $ (3,655,177)

-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........

-----------------------------------------------------------------------------------------------------------------------------------
                                                        AETHLON MEDICAL, INC.
                                                    (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED MARCH 31, 2006 AND 2005 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2006
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         DEFICIT
                                                                                                        ACCUMULATED       TOTAL
                                                     COMMON STOCK          ADDITIONAL     DEFERRED        DURING       STOCKHOLDERS'
                                              --------------------------    PAID IN      CONSULTING     DEVELOPMENT      EQUITY
                                                 SHARES        AMOUNT       CAPITAL         FEES           STAGE        (DEFICIT)
                                              ------------  ------------  ------------   ------------   ------------   ------------

BALANCE - MARCH 31, 2004                        10,649,329  $     10,649  $ 13,379,487   $         --   $(17,045,313)  $ (3,655,177)

Proceeds from the issuance of common
stock at $0.25 per share in connection
with the exercise of warrants                    1,126,564         1,127       280,515             --             --        281,642

Issuance of common stock at $0.44 per
share for cash                                   1,415,909         1,416       621,584             --             --        623,000

Issuance of common stock at $0.25 per
share for cash                                      40,233            40         9,960             --             --         10,000

Issuance of common stock at $0.28 per
share for cash                                      35,947            36         9,964             --             --         10,000

Issuance of common stock at $0.29 per
share for cash                                      69,431            69        19,931             --             --         20,000

Issuance of common stock at $0.32 per
share for cash                                      94,449            94        29,906             --             --         30,000

Issuance of common stock at $0.33 per
share for cash                                      60,620            61        19,939             --             --         20,000

Issuance of common stock at $0.35 per
share for cash                                     172,824           173        59,826             --             --         59,999

Issuance of common stock at $0.36 per
share for cash                                     223,756           224        79,776             --             --         80,000

Issuance of common stock at $0.37 per
share for cash                                     108,079           108        39,892             --             --         40,000

Issuance of common stock at $0.38 per
share for cash                                      26,549            27         9,973             --             --         10,000

Issuance of common stock at $0.39 per
share for cash                                      51,748            52        19,948             --             --         20,000

Issuance of common stock at $0.40 per
share for cash                                      25,233            25         9,975             --             --         10,000

Issuance of common stock at $0.42 per
share for cash                                     143,885           144        59,857             --             --         60,001

Issuance of common stock at $0.43 per
share for cash                                      70,467            70        29,930             --             --         30,001

Issuance of common stock at $0.45 per
share for cash                                      22,455            22         9,978             --             --         10,000

Issuance of common stock at $0.46 per
share for cash                                      43,944            44        19,956             --             --         20,000

Issuance of common stock at $0.47 per
share for cash                                     128,836           129        59,872             --             --         60,001

Issuance of common stock at $0.52 per
share for cash                                      95,502            96        49,904             --             --         49,999

Issuance of common stock with warrants
at $0.36 per unit for cash                          55,556            56        19,944             --             --         20,000

Issuance of common stock at $0.27 per
share for cash                                      90,000            90        24,210             --             --         24,300

Issuance of common stock at $0.50 per
share for cash                                       3,000             3         1,497             --             --          1,500

Issuance of common stock to Fusion
Capital for "commitment" shares                     50,000            50           (50)            --             --             --

-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........

-----------------------------------------------------------------------------------------------------------------------------------
                                                        AETHLON MEDICAL, INC.
                                                    (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED MARCH 31, 2006 AND 2005 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2006
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         DEFICIT
                                                                                                        ACCUMULATED       TOTAL
                                                     COMMON STOCK          ADDITIONAL     DEFERRED        DURING       STOCKHOLDERS'
                                              --------------------------    PAID IN      CONSULTING     DEVELOPMENT      EQUITY
                                                 SHARES        AMOUNT       CAPITAL         FEES           STAGE        (DEFICIT)
                                              ------------  ------------  ------------   ------------   ------------   ------------

Issuance of common stock to Fusion
Capital for fees                                   418,604           419          (419)            --             --             (0)

Issuance of common stock at $0.34 per
share in connection with the conversion
of notes payable, including interest
of $38,371                                         479,513           480       162,891             --             --        163,371

Issuance of common stock at $0.44 per
share in connection with the conversion
of notes payable                                   113,636           114        49,886             --             --         50,000

Issuance of common stock at $0.25 per
share in connection with the conversion
of notes payable                                    80,000            80        19,920             --             --         20,000

Issuance of common stock at $0.49 per
share in connection with the conversion
of notes payable                                   174,606           175        85,382             --             --         85,557

Issuance of common stock at $1.75 per
share for services                                  17,143            17        29,983             --             --         30,000

Issuance of common stock at $0.44 per
share for services                                 265,273           265       116,455             --             --        116,720

Issuance of common stock at $0.70 per
share for services                                  10,715            11         7,489             --             --          7,500

Issuance of common stock at $0.73 per
share for services                                   6,850             7         4,993             --             --          5,000

Issuance of common stock at $0.55 per
share for services                                  46,364            46        25,454             --             --         25,500

Issuance of common stock at $0.25 per
share for services                                 165,492           165        41,208             --             --         41,373

Issuance of common stock at $0.45 per
share for services                                  28,377            28        12,741             --             --         12,769

Issuance of common stock at $0.50 per
share for services for deferred
consulting services                                 60,000            60        29,940        (30,000)            --             --

Issuance of common stock at $0.49 per
share for services                                  25,087            25        12,318             --             --         12,343

Issuance of common stock at $0.45 per
share for services for deferred
consulting services                                 66,666            67        29,933        (30,000)            --             --

Issuance of common stock at $0.37 per
share for services                                  13,369            13         4,987             --             --          5,000

Issuance of common stock at $0.42 per
share for services                                  19,231            19         7,981             --             --          8,000

Issuance of common stock at $0.39 per
share for services                                  18,042            18         6,982             --             --          7,000

Issuance of common stock at $0.32 per
share for services                                 162,678           163        52,382             --             --         52,545

Issuance of common stock at $0.31 per
share for services                                  16,234            16         4,984             --             --          5,000

Issuance of common stock at $0.39 per
share for employee bonus                            22,500            22         8,754             --             --          8,776

-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........

-----------------------------------------------------------------------------------------------------------------------------------
                                                        AETHLON MEDICAL, INC.
                                                    (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED MARCH 31, 2006 AND 2005 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2006
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         DEFICIT
                                                                                                        ACCUMULATED       TOTAL
                                                     COMMON STOCK          ADDITIONAL     DEFERRED        DURING       STOCKHOLDERS'
                                              --------------------------    PAID IN      CONSULTING     DEVELOPMENT      EQUITY
                                                 SHARES        AMOUNT       CAPITAL         FEES           STAGE        (DEFICIT)
                                              ------------  ------------  ------------   ------------   ------------   ------------

Debt discount on debt issued with
detachable warrants                                     --            --        84,000             --             --         84,000

Amortization of deferred consulting
fees                                                    --            --            --         30,000             --         30,000

Intrinsic value of options issued to
directors                                               --            --       424,262             --             --        424,262

Net loss                                                --            --            --             --     (2,096,951)    (2,096,951)
                                              ------------  ------------  ------------   ------------   ------------   ------------

BALANCE - MARCH 31, 2005                        17,014,696  $     17,015  $ 16,088,278   $    (30,000)  $(19,142,264)  $ (3,066,971)

Issuance of common stock at $0.28 per
share for cash                                      35,947            36         9,964             --             --         10,000

Issuance of common stock at $0.26 per
share for cash                                      38,256            38         9,962             --             --         10,000

Issuance of common stock at $0.26 per
share for cash                                      38,401            38         9,962             --             --         10,000

Issuance of common stock at $0.25 per
share for cash                                     201,165           201        49,799             --             --         50,000

Issuance of common stock at $0.25 per
share for cash                                      80,466            80        19,920             --             --         20,000

Issuance of common stock at $0.25 per
share for cash                                      80,466            80        19,920             --             --         20,000

Issuance of common stock at $0.25 per
share for cash                                      80,466            80        19,920             --             --         20,000

Issuance of common stock at $0.25 per
share for cash                                      80,466            80        19,920             --             --         20,000

Issuance of common stock at $0.18 per
share for cash                                     100,000           100        17,500             --             --         17,600

Issuance of common stock at $0.25 per
Share for cash                                     301,744           302        74,698             --             --         75,000

Issuance of common stock at varied prices
for cash                                         2,485,249         2,485       767,512             --             --        769,997

Issuance of common stock at $0.76 per
share for cash                                     568,181           568       431,249             --             --        431,818

Issuance of common stock at $0.25 per
share in connection with the conversion
of notes payable, including interest
of $4,564                                          140,000           140        34,860             --             --         35,000

Issuance of common stock at $0.20 per
share in connection with the conversion
of convertible notes payable, including
interest of $4,943                                 174,716           175        34,768             --             --         34,943

Issuance of common stock at $0.31 per
share for services                                   9,740            10         2,990             --             --          3,000

Issuance of common stock at $0.30 per
share for services                                  25,134            25         7,475             --             --          7,500

Issuance of common stock at $0.25 per
share for services                                  31,424            31         7,869             --             --          7,900

Issuance of common stock at $0.26 per
share for services                                  19,084            19         4,981             --             --          5,000

-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........

-----------------------------------------------------------------------------------------------------------------------------------
                                                        AETHLON MEDICAL, INC.
                                                    (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED MARCH 31, 2006 AND 2005 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2006
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         DEFICIT
                                                                                                        ACCUMULATED       TOTAL
                                                     COMMON STOCK          ADDITIONAL     DEFERRED        DURING       STOCKHOLDERS'
                                              --------------------------    PAID IN      CONSULTING     DEVELOPMENT      EQUITY
                                                 SHARES        AMOUNT       CAPITAL         FEES           STAGE        (DEFICIT)
                                              ------------  ------------  ------------   ------------   ------------   ------------

Issuance of common stock at $0.25 per
share for services                                  33,228            33         8,407             --             --          8,440

Issuance of common stock at $0.25 per
share for services                                  24,000            24         5,976             --             --          6,000

Issuance of common stock at $0.26 per
share for services                                  11,450            11         2,989             --             --          3,000

Issuance of common stock at $0.26 per
share for services                                  19,084            19         4,981             --             --          5,000

Issuance of common stock at $0.26 per
share for services                                  34,352            34         8,966             --             --          9,000

Issuance of common stock at $0.26 per
share for services                                  11,450            11         2,989             --             --          3,000

Loss on settlement of accrued legal
liabilities                                             --            --       142,245             --             --        142,245

Issuance of common stock at $0.24 per
share for services                                  12,605            13         2,987             --             --          3,000

Issuance of common stock at $0.24 per
share for services                                  21,008            21         4,979             --             --          5,000

Issuance of common stock at $0.23 per
share for services                                  21,739            22         4,978             --             --          5,000

Issuance of common stock at $0.23 per
share for services                                  21,740            22         4,978             --             --          5,000

Issuance of common stock at $0.23 per
share for services                                   2,155             2           498             --             --            500

Issuance of common stock at $0.23 per
share for services                                  91,739            92        21,008             --             --         21,100

Issuance of common stock at $0.21 per
share for services                                 175,755           176        37,084             --             --         37,260

Issuance of common stock at $0.23 per
share for services                                  37,863            38         8,519             --             --          8,557

Issuance of common stock at $0.23 per
share for services                                  21,368            21         4,979             --             --          5,000

Issuance of common stock at $0.21 per
share for services                                  27,852            28         5,710             --             --          5,738

Issuance of common stock at $0.24 per
share for services                                  21,186            21         4,979             --             --          5,000

Issuance of common stock at $0.22 per
share for services                                  35,278            35         7,585             --             --          7,620

Issuance of common stock at $0.38 per
share for services                                  13,298            13         4,987             --             --          5,000

Issuance of common stock at $0.38 per
share for services                                  19,948            20         7,640             --             --          7,660

Issuance of common stock at $0.37 per
share for services                                  97,662            98        36,037             --             --         36,135

Issuance of common stock at $0.25 per
share for services                                 371,847           372        91,137             --             --         91,509

Issuance of common stock at $0.25 per
share for services                                  73,964            74        18,128             --             --         18,202

-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........

-----------------------------------------------------------------------------------------------------------------------------------
                                                        AETHLON MEDICAL, INC.
                                                    (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED MARCH 31, 2006 AND 2005 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2006
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         DEFICIT
                                                                                                        ACCUMULATED       TOTAL
                                                     COMMON STOCK          ADDITIONAL     DEFERRED        DURING       STOCKHOLDERS'
                                              --------------------------    PAID IN      CONSULTING     DEVELOPMENT      EQUITY
                                                 SHARES        AMOUNT       CAPITAL         FEES           STAGE        (DEFICIT)
                                              ------------  ------------  ------------   ------------   ------------   ------------

Issuance of common stock at $0.29 per
share for services                                  13,333            13         3,827             --             --          3,840

Issuance of common stock at $0.33 per
share for services                                  15,060            15         4,985             --             --          5,000

Issuance of common stock at $0.24 per
share for services                                 579,813           580       138,575             --             --        139,155

Issuance of common stock at $0.28 and
$0.33 per share for services                        66,017            66        19,934             --             --         20,000

Issuance of common stock at $0.36 per
share for services                                  13,889            14         4,986             --             --          5,000

Issuance of common stock at $0.33 per
share for services                                   9,091             9         2,989             --             --          2,999

Issuance of common stock at $0.28 per
share for services                                  10,563            11         2,991             --             --          3,001

Issuance of common stock at $0.33 per
share for services                                 150,000           150        48,850        (49,000)            --             --

Issuance of common stock at $0.28 per
share for services                                  35,714            36         9,964             --             --         10,000

Issuance of common stock at $0.33 per
share for services                                  15,152            15         4,985             --             --          5,000

Issuance of common stock at $0.28 per
per share for services                              17,730            18         4,982             --             --          5,000

Issuance of common stock at $0.20 and
$0.37 per share for services                        79,255            79        19,894             --             --         19,974

Issuance of common stock at $0.33 per
share for services                                  33,333            33         9,967             --             --         10,000

Issuance of common stock at $0.39 per
share for services                                 220,080           220        85,171             --             --         85,391

Issuance of common stock at $0.49 per
share for services                                   7,275             7         3,543             --             --          3,550

Issuance of common stock at $0.34 per
share for services                                  27,284            27         9,170             --             --          9,197

Issuance of common stock at $0.33 per
share for services                                 158,046           158        51,997             --             --         52,155

Issuance of common stock at $0.20 per
share for services                                 836,730           837       166,509             --             --        167,346

Issuance of cashless warrants                      389,168           389          (389)            --             --             --

Conversion of accrued salaries to
employee stock options                                  --            --       300,000             --             --        300,000

Debt discount on debt issued with
detachable warrants                                     --            --       119,610             --             --        119,610

Interest expense related to beneficial
conversion feature                                      --            --       222,375             --             --        222,375

Professional fees related to registration
statement                                               --            --       (76,732)            --             --        (76,732)

Amortization of deferred consulting
fees                                                    --            --            --         34,083             --         34,083

Reclassification of derivative liabilities
upon registration of shares underlying
warrants                                                --            --     1,090,000             --             --      1,090,000

Net loss                                                --            --            --             --     (2,920,183)    (2,920,183)
                                              ------------  ------------  ------------   ------------   ------------   ------------

BALANCE - MARCH 31, 2006                        25,383,705  $     25,384  $ 20,322,494   $    (44,917)  $(22,062,447)  $ (1,759,486)
                                              ============  ============  ============   ============   ============   ============

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

--------------------------------------------------------------------------------------------------------------------------
                                                   AETHLON MEDICAL, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED MARCH 31, 2006 AND 2005 AND
                            FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2006
--------------------------------------------------------------------------------------------------------------------------
                                                                                                          January 31, 1984
                                                                                                       (Inception) Through
                                                                             2006              2005         March 31, 2006
                                                                         -------------------------------------------------

Cash flows from operating activities:
     Net loss                                                            $ (2,920,183)     $ (2,096,951)     $(22,062,447)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                                        34,241            39,836           983,993
          Amortization of deferred consulting fees                             34,083            30,000            64,083
          Gain on settlement of debt                                         (131,175)               --          (131,175)
          Loss on settlement of accrued legal liabilities                     142,245                --           142,245
          Gain on sale of property and equipment                                   --                --           (13,065)
          Change in estimated fair value of warrant liability                 360,125                --           360,125
          Fair market value of warrants issued in connection
            with accounts payable and debt related costs                           --                --         2,715,736
          Fair market value of common stock, warrants and
            options issued for services and interest                          704,383           339,027         3,212,002
          Intrinsic value of stock options issued
            to directors                                                           --           424,262           424,262
          Amortization of debt discount                                       259,416            38,809         1,108,025
          Beneficial conversion feature of convertible notes payable               --                --           334,304
          Impairment of patents and patents pending                            81,722                --           978,949
          Impairment of goodwill                                                   --                --           217,223

          Changes in operating assets and liabilities:
               Prepaid expenses                                               (22,034)           (4,606)          129,315
               Other assets                                                    20,050           (16,845)          (17,200)
               Accounts payable and accrued liabilities                      (118,276)         (206,943)        1,513,950
               Due to related parties                                         (28,878)         (105,955)        1,472,125
                                                                         -------------------------------------------------

     Net cash used in operating activities                                 (1,584,281)       (1,559,366)       (8,567,550)
                                                                         -------------------------------------------------

Cash flows from investing activities:
     Purchases of property and equipment                                       (4,651)          (30,070)         (248,887)
     Patents and patents pending                                              (11,000)               --          (363,833)
     Proceeds from the sale of property and equipment                              --                --            17,065
     Cash of acquired company                                                      --                --            10,728
                                                                         -------------------------------------------------

     Net cash used in investing activities                                    (15,651)          (30,070)         (584,927)
                                                                         -------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........

--------------------------------------------------------------------------------------------------------------------------
                                                  AETHLON MEDICAL, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED MARCH 31, 2006 AND 2005 AND
                      FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2006 (CONTINUED)
--------------------------------------------------------------------------------------------------------------------------

                                                                                                          January 31, 1984
                                                                                                       (Inception) Through
                                                                             2006              2005         March 31, 2006
                                                                         -------------------------------------------------

Cash flows from financing activities:
     Net proceeds from the issuance of notes payable                          100,000           130,000         1,710,000
     Principal repayments of notes payable                                    (80,000)          (22,500)         (292,500)
     Proceeds from the issuance of convertible notes payable                1,030,000                --         2,028,000
     Net proceeds from the issuance of common stock                         1,454,415         1,488,942         6,620,085
     Professional fees related to registration statements                     (76,731)               --           (76,731)
                                                                         -------------------------------------------------

     Net cash provided by financing activities                              2,427,684         1,596,442         9,988,854
                                                                         -------------------------------------------------

Net increase in cash                                                          827,752             7,006           836,377

Cash at beginning of period                                                     8,625             1,619                --
                                                                         -------------------------------------------------

Cash at end of period                                                    $    836,377      $      8,625      $    836,377
                                                                         =================================================

Supplemental disclosure of cash flow information
     - Cash paid during the period for:
          Interest                                                       $      8,000      $     34,766      $    263,258
                                                                         =================================================
          Income taxes                                                   $         --      $         --      $     13,346
                                                                         =================================================

Supplement schedule of noncash investing and financing activities:

Debt and accrued interest converted to common stock                      $     69,942      $    318,925      $  2,436,961
                                                                         =================================================
Debt discount on notes payable associated with
  detachable warrants                                                    $   1,070,860     $     84,000      $  1,154,860
                                                                         =================================================
Issuance of common stock, warrants and options in
   settlement of accrued expenses and due to related parties             $     467,346     $         --      $    980,162
                                                                         =================================================
Reclassification of derivative liability to
   additional paid in capital                                            $   1,090,000     $         --      $  1,090,000
                                                                         =================================================
Issuance of common stock in connection with license
  agreements                                                             $         --      $         --      $     18,000
                                                                         =================================================
Net assets of entities acquired in exchange for
  equity securities                                                      $         --      $         --      $  1,597,867
                                                                         =================================================
Debt placement fees paid by issuance of warrants                         $         --      $         --      $    843,538
                                                                         =================================================
Patent pending acquired for 12,500 shares of common stock                $         --      $         --      $    100,000
                                                                         =================================================
Common stock issued for prepaid expenses                                 $         --      $         --      $    161,537
                                                                         =================================================

--------------------------------------------------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                           F-14

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

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

Aethlon's common stock is quoted on the Over-the-Counter Bulletin Board administered by the National Association of Securities Dealers ("OTCBB") under the symbol "AEMD.OB."

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its inactive wholly-owned subsidiaries Aethlon, Inc., Hemex, Inc., Syngen Research, Inc. and Cell Activation, Inc.(hereinafter collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has suffered continuing losses from operations, is in default on certain debt (see Notes 6 and 7), has negative working capital of approximately $1,921,000, recurring losses from operations and a deficit accumulated during the development stage of approximately $22,062,000 at March 31, 2006, which among other matters, raises substantial doubt about its ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company intends to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2006. Therefore, the Company will be required to seek additional funds to finance its long-term operations.

The Company is currently addressing its liquidity issue by continually seeking investment capital through the public markets, specifically, through private placement of common stock and a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion"). As of June 15, 2006, provided certain terms of the agreement remain in force, the Company can sell Fusion up to $4,314,999 of the Company's common stock through June 2007. The Company believes that its cash on hand and the funds available from the common stock purchase agreement with Fusion will be sufficient to meet its liquidity needs for fiscal 2007. However, no assurance can be given that the Company will receive any funds in addition to the funds it has received to date.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOING CONCERN (continued)

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

USE OF ESTIMATES

The Company prepares its consolidated financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, realization of long-lived assets, valuation of derivative liabilities, estimating fair value associated with debt and equity transactions and valuation of deferred tax assets. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts payable, accrued liabilities and notes payable approximates their estimated fair values due to the short-term maturities of those financial instruments. . Management has concluded that it is not practical to determine the estimated fair value of amounts due to related parties. SFAS No. 107 requires that for instruments for which it is not practicable to estimate their fair value, information pertinent to those instruments be disclosed, such as the carrying amount, interest rate, and maturity, as well as the reasons why it is not practicable to estimate fair value. Information about these related party instruments is included in Note 9. Management believes it is not practical to estimate the fair value of such financial instruments because the transactions cannot be assumed to have been consummated at arm's length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments, if any, and the associated potential costs.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution for up to $100,000. At times, cash may be in excess of the FDIC insurance limit. The Company had no amounts exceeding this limit at March 31, 2006.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

INCOME TAXES

Under SFAS 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements and their respective tax basis. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carry-forwards. The Company records a valuation allowance for deferred tax assets when, based on management's best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of the deferred income tax assets may not be realized.

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

Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The provisions of this pronouncement relating to assets held for disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to sell or dispose of such assets, (as defined), by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements with respect to future disposal decisions, if any. Management noted certain impairment indicators requiring review for impairment during the year ended March 31, 2006 and recorded an impairment loss on patents totaling $81,722.

EARNINGS PER SHARE

Under SFAS 128, "Earnings per Share," basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (If the Company had net income in each of the years ended March 31, 2006 and 2005, approximately 6,800,000 and 2,100,000 shares would have been considered additional common stock equivalents, respectively, based on the treasury stock method). As the Company had net losses for the periods presented, basic and diluted loss per share are the same, as any additional common stock equivalents would be antidilutive.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SEGMENTS

SFAS 131, "Disclosure About Segments of an Enterprise and Related Information," requires public companies to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and how the Company reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations.

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

SFAS 123, "Accounting for Stock-Based Compensation," changed the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is estimated using an option pricing model that takes into account the stock price at the measurement date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends, if any.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue account for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company had adopted the cost recognition requirement under SFAS 123, are required to be presented (see below).

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION (continued)

At March 31, 2006, the Company has one stock-based employee compensation plan (the "Plan"), which is described more fully in Note 8. The Company accounts for the Plan under the recognition and measurement principles of APB 25, and related interpretation. Stock options granted under the Plan had exercise prices equal to or greater than the estimated fair value of the underlying common stock on the dates of grant. In February 2005, the Company granted 5,303,275 stock options to directors for past services, all at an exercise price that was $0.08 below the estimated fair value of the underlying common stock on the date of grant. Accordingly, the Company recorded approximately $424,000 of compensation expense in the accompanying consolidated statement of operations for the year ended March 31, 2005. The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                YEAR ENDED MARCH 31,
                                                            ----------------------------
                                                                2006            2005
                                                            ------------    ------------
Net loss available to common stockholders, as reported      $ 2,920,183     $ 2,096,951
Add back: Recorded intrinsic value                               --            (424,262)
Pro forma compensation expense                                  361,111       2,386,474
                                                            ------------    ------------
Pro forma net loss available to common stockholders         $ 3,281,294     $ 4,059,163
                                                            ============    ============
Loss per common share, as reported
  Basic and diluted                                         $     (0.15)    $    (0.15)

Loss per common share, pro forma
  Basic and diluted                                         $     (0.17)    $    (0.29)

The Company follows SFAS No. 123 (as intepreted by EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services") to account for transactions involving services provided by third parties where the Company issues equity instruments as part of the total consideration.

Pursuant to paragraph 8 of SFAS No. 123, the Company accounts for such transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company applies EITF Issue No. 96-18, in transactions, when the value of the goods and/or services are not readily determinable and (1) the fair value of the equity instruments is more reliably measurable and (2) the counterparty receives equity instruments in full or partial settlement of the transactions, using the following methodology:
a) For transactions where goods have already been delivered or services rendered, the equity instruments are issued on or about the date the performance is complete (and valued on the date of issuance).
b) For transactions where the instruments are issued on a fully vested, non-forfeitable basis, the equity instruments are valued on or about the date of the contract.
c) c) For any transactions not meeting the criteria in (a) or (b) above, the Company re-measures the consideration at each reporting date based on its then current stock value.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION (continued)

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payments," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123 (R) replaces SFAS No. 123 and supersedes APB 25. As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.

The Company is required to apply SFAS No. 123 (R) in the first interim or annual reporting period of the registrant's first fiscal year that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted on or after April 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased on or after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. Management has not yet determined the future effect of SFAS 123 (R) on its consolidated financial statements.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29, Accounting for Nonmonetary Transactions". The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion No. 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of FASB No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of this pronouncement is not expected to have a material impact on the Company's future consolidated financial statements.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In February 2006, the FASB issued SFAS No. 155 entitled "Accounting for Certain Hybrid Financial Instruments," an amendment of SFAS No. 133 ("Accounting for Derivative Instruments and Hedging Activities") and SFAS No. 140 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or "hybrids" which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined "hybrid" must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited. The Company has not determined the impact of SFAS No. 155 on its future consolidated financial statements.

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

STOCK PURCHASE WARRANTS ISSUED WITH NOTES PAYABLE

The Company granted warrants in connection with the issuance of certain notes payable (see Notes 6, 7 and 8). Under Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants", as amended, the relative estimated fair value of such warrants represents a discount from the face amount of the notes payable. Accordingly, the relative estimated fair value of the warrants in those certain transactions where the warrants qualified for equity classification has been recorded in the consolidated financial statements as a discount from the face amount of the notes. The discount is amortized using the effective yield method over the respective term of the related notes payable.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable (see Notes 6 and 7) provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF Issue No. 98-5"), "Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes using the effective yield method. The Company has determined the unamortized fair value of such BCF to be approximately $127,761 and $0 for the years ended March 31, 2006 and 2005, respectively.

CLASSIFICATION OF WARRANT OBLIGATION

In connection with the issuance of the 10% Series A Convertible Notes (see Note
7), the Company had an obligation to file a registration statement covering the common shares underlying the convertible notes and related warrants (the "Registrable Securities", as defined in the Registration Rights Agreement). The obligation to file the registration statement met the criteria of an embedded derivative to be bifurcated pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Additionally, the Company was required to classify the warrant obligation as a derivative liability, recorded at its fair value, in accordance with SFAS No. 133 under EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock." The classification of the warrant obligation was evaluated at each reporting date and until such time a registration statement which includes the shares underlying the warrants became effective, with changes in fair value included in earnings.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred approximately $754,000 and $497,000 of research and development expenses during the years ended March 31, 2006 and 2005, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company's financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2005 financial statement presentation to Correspond to the 2006 presentation.


2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2006:

Furniture and office equipment                       $      243,724
Accumulated depreciation                                   (231,346)
                                                     ---------------

                                                     $       12,378
                                                     ===============

Depreciation expense for the years ended March 31, 2006 and 2005 approximated $23,000 and $16,000, respectively.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

3. PATENTS

Patents include both foreign and domestic patents. There was one patent pending at March 31, 2006 and 2005. The unamortized cost of patents and patents pending is written off when management determines there is no future benefit. During the years ended March 31, 2006 and 2005, patents with net carrying values of $81,722 and $0, respectively, were written off as impairment expense. At March 31, 2006, the gross carrying amount of patents and the related accumulated amortization approximated $157,000 and $26,000, respectively. Amortization of patents approximated $12,000 and $23,000 during the years ended March 31, 2006 and 2005, respectively. Amortization expense on patents is estimated to be approximately $9,000 per year for the next five fiscal years. Some of the Company's patents have expired and others may expire before FDA approval, if any, is obtained.


4. OTHER ASSETS

Other assets consist of deposits at March 31, 2006.


5. DEBT-TO-EQUITY CONVERSION PROGRAM

In March 2002, for a limited time, the Company extended an offer to certain note holders and vendors to convert past due amounts into restricted common stock and warrants to purchase common stock of the Company. The offer entailed the conversion of liabilities at a rate of one share and one-half of a warrant for every $1.25 converted. The warrants had an exercise price of $2.00 per share and expired three years from the date of issuance; none are outstanding at March 31, 2006 and 2005.


6. NOTES PAYABLE

12% NOTES

From August 1999 through September 2000, the Company entered into arrangements for the issuance of notes payable from private placement offerings (the "12% Notes") in the original aggregate amount of $422,500. The 12% Notes bore annual interest at 12% (15% after maturity), required interest to be paid quarterly, matured one year from the date of issuance, and carried detachable warrants. These notes have no acceleration provisions. In June 2004, one such note in the principal amount of $12,500 plus accrued interest was repaid. In December 2004, each of two such notes in the principal amount of $25,000, plus $17,778 accrued interest, were converted to 87,303 restricted common shares at $0.49 per share.

On May 27, 2005 the Company issued a promissory note to an accredited investor in an amount of $100,000 with 12% interest maturing on December 1, 2005. In conjunction with the issuance of the Note, the Company also issued a 12-month warrant to acquire 400,000 shares of Common Stock at $0.25 per share. Accordingly, this warrant has been valued using a Black-Scholes option pricing model and an associated discount of $41,860, was accreted to interest expense over the term of the Note. This entire amount was included in interest expense during the fiscal year ended March 31, 2006.

At March 31, 2006, $372,500 of principal balance of the 12% Notes were outstanding and delinquent, in default, and bore interest at the default rate of 15%.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

6. NOTES PAYABLE (continued)

10% NOTES

In October 2004, the Company issued two $40,000, 10% one-year promissory notes (the "10% Notes") each with 80,000 three-year warrants to purchase common stock at $0.50 per share and 44,444 three-year warrants to purchase common stock at $0.90 per share for cash in the total amount of $80,000 to two accredited individual investors. In accordance with GAAP, the proceeds of the financing have been allocated to the debt and the warrants, based on their relative fair values. Accordingly, a discount of $46,000 has been recorded as a reduction in the debt blance, and the off-setting credit has been recorded as additional paid-in capital. The debt discount is amortized and charged to interest expense over the life of the debt. During each of the fiscal year ended March 31, 2006 and 2005, the Company amortized approximately $23,000 to interest expense. The entire principal balance of the 10% Notes totaling $80,000, and associated accrued interest of $8,000, were repaid in October 2005. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In October 2004, the Company issued a $50,000, 10% one-year promissory note plus 100,000 three-year warrants to purchase common stock at $0.50 per share and 55,555 three-year warrants to purchase common stock at $0.90 per share for cash in the amount of $50,000 to an accredited individual investor. In accordance with GAAP, the proceeds of the financing were allocated to the debt and the warrants in fiscal 2005, based on their relative fair values. Accordingly, a discount of $38,000 was recorded as a reduction in the debt balance, and the off-setting credit was recorded as additional paid-in capital. The debt discount is being amortized and charged to interest expense over the term of the debt. During the year ended March 31, 2006 and 2005, the Company amortized approximately $22,000 and $16,000 to interest expense, respectively. During the year ended March 31, 2005, $20,000 in principal amount of this note was reduced through application of the note to exercise a portion of the warrants. On March 23, 2006 the Company issued 140,000 restricted shares of common stock in exchange for the remaining $30,000 principal balance and approximately $4,600 of accrued interest associated with this note. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

From time to time, the Company issued convertible notes payable ("10% Note") to various investors, bearing interest at 10% per annum, with principal and interest due six months from the date of issuance. The 10% Notes require no payment of principal or interest during the term and may be converted to common stock of the Company at the conversion price of $0.50 per share at any time at the option of the noteholder. The total amount of the original notes issued was $275,000. There were two remaining 10% Notes outstanding at March 31, 2004. As of such date and through March 31, 2006, these notes were classified as notes payable since they were no longer convertible.

In July 2004, the Company repaid one of the two remaining 10% Note in the principal amount of $10,000, plus accrued interest. This note was classified as notes payable as of March 31, 2004 since the note was no longer convertible at such time.

The remaining 10% Note in the amount of $5,000, was past due and in default at March 31, 2006. At March 31, 2006, interest payable on this note totaled $2,375.

9% NOTE

In April 2003, the Company issued a convertible note in the amount of $150,000 ("9% Note"), bearing interest at 9% per annum, with principal and interest due in June 2003, which is in default and currently bears penalty interest at 18% per annum. The 9% Note required no payment of principal or interest during the term and was convertible into common stock of the Company at the conversion price of $0.25 per share through June 2003 at the option of the noteholder. As this note is no longer convertible, the outstanding balance totaling $150,000 has been recorded as notes payable in the accompanying consolidated balance sheet.

Notes payable, which are all in default, consist of the following at March 31, 2006:

         12% Notes payable, all past due                       $372,500
         10% Note payable, past due                               5,000
          9% Note payable, past due                             150,000
                                                               --------
                                                               $527,500
                                                               ========

Management's plans to satisfy the remaining outstanding balance on these notes include converting the notes to common stock at market value or repayment with available funds.


7. CONVERTIBLE NOTES PAYABLE

8% CONVERTIBLE NOTE

In November 2000, the Company issued convertible notes payable ("8% Convertible Notes") with original issue amounts totaling $395,000, bearing interest at 8% per annum, with principal and accrued interest due on November 1, 2002.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

7. CONVERTIBLE NOTES PAYABLE (continued)

8% CONVERTIBLE NOTE (continued)

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

There was one remaining 8% Convertible Note with an outstanding principal balance of $125,000 at March 31, 2004. This note balance, including accrued interest of $38,370, was converted in September 2004 to 479,513 shares of common stock

15% CONVERTIBLE NOTE

On May 16, 2005 the Company issued Fusion Capital ("Fusion") a $30,000 Convertible Promissory Note (the "Convertible Note") with an interest rate of fifteen percent (15%) per annum that matured on August 15, 2005 (the "Maturity Date"). In addition, the Company issued Fusion a five-year warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $0.25 per share (the "Warrant"). In accordance with EITF Issue No. 98-5, EITF Issue No. 00-27 and APB No. 14, the Company recorded debt discounts associated with conversion feature and the warrants totaling $30,000 which was entirely amortized to interest expense during the fiscal year ended March 31, 2006. The Convertible Note and approximately $5,000 in associated accrued interest was exchanged for 174,716 shares of restricted common stock on March 23, 2006.

10% SERIES A CONVERTIBLE NOTES

From July 11, 2005 through December 15, 2005 the Company received cash investments totaling $1,000,000 from accredited investors based on agreed-upon terms reached on the cash receipt dates. Such investments were documented in November and December 2005 in several 10% Series A Convertible Notes. The 10% Series A Convertible Notes accrue interest at a rate of ten percent (10%) per annum and mature on January 2, 2007. The 10% Series A Convertible Notes are convertible into shares of common stock at any time at the election of the holder at a conversion price equal to $0.20 per share for any conversion occurring on or prior to the maturity date.

In addition, upon conversion, the Company is obligated to issue three-year Warrants (the "Series A Warrants") to purchase a number of shares equal to the number of shares into which the Series A Notes can be converted at an exercise price of $0.20.

The Conversion Option

SFAS No. 133 states that a contract issued by an entity that is both (a) indexed to its own stock and (b) would be classified in stockholders' equity if it were a freestanding financial instrument is not a derivative for purposes of that pronouncement. Management has concluded that the conversion option associated with the 10% Series A Convertible Notes is "indexed to the Company's own stock" as that term is defined by EITF Issue No. 01-6, "The Meaning of Indexed to Company's Own Stock". In addition, since such notes have been determined to be "conventional convertible debt instruments" as defined in EITF Issue No. 05-2, "The Meaning of Conventional Convertible Debt Instrument" in Issue 00-19", the requirements of EITF Issue No. 00-19 do not apply. Lastly, the debt host contract is not a derivative in its entirety and (based on SFAS No. 133) the conversion option need not be bifurcated from such contract. Therefore, the conversion option is not a derivative instrument as contemplated by EITF Issue No. 00-19 or SFAS No. 133. As explained below, the Company has therefore applied intrinsic value accounting to the BCF embedded in the conversion option.

Intrinsic Value Accounting for the BCF

The Company has accounted for the BCF associated with the 10% Series A Convertible Notes in accordance EITF Issue No. 98-5, EITF Issue No. 00-27, and APB No. 14. The convertible feature of the 10% Series A Convertible Notes provides for a rate of conversion that is below market value. The excess of the proceeds over the estimated fair value of the warrants (see "Accounting for the Warrants" below) was used to calculate the effective conversion price per share. Pursuant to EITF 98-5 and EITF 00-27, the Company has estimated the fair value of such BCF to be $270,125 and recorded such amount as a debt discount against the face amount of the notes. Such discount is being accreted to interest expense over the term of the notes. Total interest expense on the 10% Series A Convertible Notes for amortization of the above BCF debt discount totaled $142,365 for the fiscal year ended March 31, 2006.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

7. CONVERTIBLE NOTES PAYABLE (continued)

10% SERIES A CONVERTIBLE NOTES (continued)

Accounting for the Warrants

Under this transaction, the Company is obligated to register for resale the common shares underlying the warrants, and as a result, the embedded derivative associated with this warrant obligation does not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at the commitment date, the Company did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation was required to be classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No. 00-19. The Series A Warrants were valued at $729,875 on the commitment date using a Binomial Lattice option pricing model. Such amount was recorded as a derivative liability and an offsetting debt discount against the face amount of the 10% Series A Convertible Notes. Such debt discount will be expensed as future conversions occur.

On January, 2006, the registration statement which included the shares underlying the 10% Series A Convertible Notes and related warrants was deemed effective. Accordingly, the Company revalued the warrants at such date, totaling $1,090,000, with the change in fair value of the warrant liability totaling $360,125 expensed in the accompanying consolidated statements of operations for the year ended March 31, 2006.

If the effectiveness of the registration statement is not maintained, the Company could incur liquidated damages as described in the related registration rights agreement.

8. EQUITY TRANSACTIONS

2003 CONSULTANT STOCK PLAN

In August 2003, the Company adopted the 2003 Consultant Stock Plan (the "Stock Plan"), which provides for grants of common stock through August 2013, to assist the Company in obtaining and retaining the services of persons providing consulting services for the Company. A total of 1,000,000 common shares are reserved for issuance under the Stock Plan. On March 29, 2004, the Company filed a registration statement on Form S-8 for the purpose of registering 1,000,000 common shares issuable under the Stock Plan under the Securities Act of 1933. On August 29, 2005, the Company filed a Form S-8 for the purpose of registering an additional 2,000,000 shares, for a total of 3,000,000 common shares reserved under the Plan.

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

8. EQUITY TRANSACTIONS (continued)

COMMON STOCK

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

In September 2004, the Company issued 479,513 shares of restricted common stock to an accredited investor, in conjunction with the conversion of $125,000 in principal amount of notes, plus accrued interest, at $0.34 per share, in accordance with their convertible note agreement (see Note 7). This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

8. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

In December 2004, the Company issued 60,000 shares of restricted common stock at $0.50 per share under a consulting agreement with an accredited individual investor, for investor relations consulting services to the Company. The fair value of the transaction of $30,000 was recorded as deferred compensation and presented as an offset to additional paid-in capital in the accompanying consolidated financial statements. Such amount is being amortized to expense over the six month term of the agreement. At March 31, 2005, $15,000 of such amount remained unamortized. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The remaining $15,000 balance in deferred consulting fees were amortized during the fiscal year ended March 31, 2006.

In January 2005, the Company issued 55,556 shares of restricted common stock at $0.36 per share and a warrant to purchase 55,556 shares of common stock at $0.44 per share for cash in the amount of $20,000 to an accredited individual investor. This transaction was exempt from registration pursuant to Section 4(2)of the Securities Act of 1933.

In January 2005, the Company issued 66,666 shares of restricted common stock at $0.45 per share to an accredited individual investor under a consulting agreement for investor relations services to the Company. The fair value of the transaction of $30,000 was recorded as deferred compensation and presented as an offset to additional paid-in capital in the accompanying consolidated financial statements. Such amount is being amortized to expense over the six month term of the agreement. At March 31, 2005, $15,000 of such amount remained unamortized. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The remaining $15,000 balance in deferred consulting fees were amortized during the fiscal year ended March 31, 2006.

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

8. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

In April 2005, the Company issued 9,740 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.31 per share in payment for scientific consulting services to the Company valued at $3,000.

In April 2005, the Company issued 25,134 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.30 per share in payment for regulatory affairs consulting services to the Company valued at $7,500.

In April 2005, the Company issued 31,424 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.25 per share in payment for regulatory affairs consulting services to the Company valued at $7,900.

During the year ended March 31, 2006, the Company issued 3,990,807 shares of common stock at prices between $0.25 to and $0.76 per share to Fusion Capital under its $6,000,000 common stock purchase agreement for cash proceeds totaling $1,436,815. These shares are registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

During the quarter ended June 30, 2005, the Company issued 95,420 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.262 per share in payment for regulatory affairs consulting services to the Company valued at $25,000.

In May 2005, the Company issued 33,228 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.25 per share in payment for regulatory affairs consulting services to the Company valued at $8,440.

In May 2005, the Company issued 24,000 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.25 per share in payment for investor relations consulting services to the Company valued at $6,000.

In May 2005 the Company issued 100,000 shares of common stock and a warrant to purchase 400,000 shares of common stock at a purchase price of $0.18 per share to an accredited investor for $17,600. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

8. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

In May 2005, the Company issued 11,450 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.26 per share in payment for scientific consulting services to the Company valued at $3,000.

In June 2005, the Company issued 34,352 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.26 per share in payment for regulatory affairs consulting services to the Company valued at $5,000.

In June 2005, the Company issued 34,352 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.26 per share in payment for regulatory affairs consulting services to the Company valued at $5,000.

In June 2005, the Company issued 11,450 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.26 per share in payment for scientific consulting services to the Company valued at $3,000.

In June 2005, the Company issued 21,008 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.24 per share in payment for regulatory affairs consulting services to the Company valued at $5,000.

In June 2005, the Company issued 836,730 shares of restricted common stock and a three-year warrant to purchase 418,365 shares of the Company's restricted common stock at an exercise price of $0.25 to legal counsel as an inducement to settle accrued past due legal services payable in the amount of $167,346 which had been expensed in the prior fiscal year. At the time of the settlement, the shares of the Company's restricted common stock were valued at $209,183 and, using a Black-Scholes option pricing model, the warrant was valued at $100,408. The non-cash additional consideration of $142,245 has been recorded as professional fees expense during the fiscal year ended March 31, 2006.

In June 2005, the Company issued 12,605 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.24 per share in payment for scientific consulting services to the Company valued at $3,000.

During the quarter ended June 30, 2005, the Company expensed $30,000 of deferred consulting fees, which were included in additional paid-in capital at March 31, 2005, as the related consulting services were completed.

In July 2005, the Company issued 43,479 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.23 per share in payment for regulatory affairs consulting services to the Company valued at $10,000.

In July 2005, the Company issued 2,155 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.23 per share in payment for regulatory affairs consulting services to the Company valued at $500.

In August 2005, the Company issued 37,863 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.23 per share in payment for regulatory affairs consulting services to the Company valued at $8,557.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

8. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

In August 2005, the Company issued 91,739 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.23 per share in payment for regulatory affairs consulting services to the Company valued at $21,100.

In August 2005, the Company issued 21,368 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.23 per share in payment for regulatory affairs consulting services to the Company valued at $5,000.

In August 2005, the Company issued 175,755 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.21 per share in payment for regulatory affairs consulting services to the Company valued at $37,260.

In September 2005, the Company issued 27,852 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.21 per share in payment for regulatory affairs consulting services to the Company valued at $5,738.

In October 2005, the Company issued 21,186 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.24 per share in payment for regulatory affairs consulting services to the Company valued at $5,000.

In October 2005, the Company issued 35,278 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.22 per share in payment for regulatory affairs consulting services to the Company valued at $7,620.

In November 2005, the Company issued 19,948 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.38 per share in payment for regulatory affairs consulting services to the Company valued at $7,660.

In November 2005, the Company issued 97,662 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.37 per share in payment for regulatory affairs consulting services to the Company valued at $36,135.

In November 2005, the Company issued 13,298 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.38 per share in payment for regulatory affairs consulting services to the Company valued at $5,000.

In December 2005, the Company issued 371,847 shares of common stock to legal counsel pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.25 per share in payment of general legal fees valued at $91,509.

In December 2005, the Company issued 73,964 shares of restricted common stock at $0.25 per share in payment of legal fees related to capital raising transactions valued at $18,202.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

8. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

In December 2005, the Company issued 13,333 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.29 per share in payment for regulatory affairs consulting services to the Company valued at $3,840.

In December 2005, the Company issued 15,060 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.33 per share in payment for regulatory affairs consulting services to the Company valued at $5,000.

In January 2006, the Company issued 579,813 shares of restricted common stock at $0.24 per share in payment for patent fees valued at $139,155.

In January 2006, the Company issued 66,017 shares of restricted common stock at Prices ranging from $0.28 to $0.33 per share in payment for investor relations valued at $20,000.

In January 2006, the Company issued 9,091 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.33 per share in payment for regulatory affairs consulting services to the Company valued at $3,000.

In January 2006, the Company issued 13,889 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.36 per share in payment for regulatory affairs consulting services to the Company valued at $5,000.

In February 2006, the Company issued 10,563 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.28 per share in payment for regulatory affairs consulting services to the Company valued at $3,000.

In March 2006, the Company issued 17,730 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.28 per share in payment for regulatory affairs consulting services to the Company valued at $5,000.

In March 2006, the Company issued 79,255 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.28 per share in payment for Corporate communications consulting services to the Company valued at $19,974.

In March 2006, the Company issued 110,040 shares of common stock to legal counsel pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan and 110,040 shares of restricted stock at $0.39 per share in payment of general legal fees valued at $85,392.

In March 2006, the Company issued 7,275 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.49 per share in payment for regulatory affairs consulting services to the Company.

In March 2006, the Company issued 27,284 shares of common stock to legal counsel pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.34 per share in payment of general legal fees valued at $9,197.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

8. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

In March 2006, the Company issued 158,046 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.33 per share in payment for regulatory affairs consulting services to the Company valued at $52,155.

In March 2006, the Company converted a $30,000 10% promissory notes held by an accredited individual investor, including accrued interest of $4,564, through the issuance of 140,000 restricted common shares at $0.25 per share.

In March 2006, a $30,000 15% convertible note, including accrued interest of $4,943, was converted at $0.20 per share for 174,716 shares of common stock. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In March 2006, the Company issued 150,000 shares of restricted common stock under a one year investor relations consulting agreement which was valued at $49,000 and being amortized over a one year period. Approximately $4,000 was amortized during the year ended March 31, 2006. As a result, the remaining balance of $44,917 represents that entire balance of deferred consulting fees (contra equity) in accompanying consolidated balance sheet.

In March 2006, the Company issued 35,714 shares of restricted common stock payment of professional services related to investor relations valued at $10,000.

In March 2006, the Company issued 15,152 shares of restricted common stock at $0.33 per share in payment of professional services related to investor relations valued at $5,000.

In March 2006, the Company issued 33,333 shares of restricted common stock at $0.30 per share in payment of an option agreement valued at $10,000.

WARRANTS

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

8. EQUITY TRANSACTIONS (continued)

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

On May 16, 2005, the Company granted 100,000 warrants to an accredited investor in connection with the purchase of 100,000 restricted common shares for $17,600. the warrants have an exercise price of $0.176 and are exercisable through May 2008.

On May 16, 2005, the Company granted 300,000 warrants to Fusion Capital Fund II, LLC in connection with the issuance of a 15% Convertible Note. The warrants have an exercise price of $0.25 per share and are exercisable through May 2010.

On May 27, 2005, the Company granted 400,000 warrants to an accredited investor in connection with the issuance of a $100,000 12% note payable. The warrants had an exercise price of $0.25 and expired on May 27, 2006.

On June 27, 2005, the Company granted three-year warrants to purchase 418,365 shares of the Company's restricted common stock at an exercise price of $0.25 to legal counsel as an inducement to settle accrued past due legal services payable.

From July 11, 2006 through December 14, 2005, the Company granted three-year warrants to purchase 5,000,000 shares of common stock to the holders of an aggregate of $1,000,000 in 10% Series A Convertible Notes. The warrants have an exercise price of $0.20 and will be issued upon conversion of the underlying 10% Series A Convertible Notes.

On March 31, 2006, as an inducement to exercise 568,181 warrants at an exercise price of $0.76 per share, the Company issued five-year replacement warrants in like amount to Fusion Capital Fund II, LLC. The 568,181 replacement warrants have an exercise price of $0.76. Such warrants were valued using Binomial Option Pricing model and such vale was insignificant.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

8. EQUITY TRANSACTIONS (continued)

WARRANTS (continued)

A summary of the aggregate warrant activity for the years ended March 31, 2006 and 2005 is presented below:

                                                 Year Ended March 31,
                                 -----------------------------------------------------
                                          2006                         2005
                                 -------------------------   -------------------------
                                                Weighted                    Weighted
                                            Average Exercise            Average Exercise
                                   Warrants       Price        Warrants       Price
                                 -----------   -----------   -----------   -----------

Outstanding, beginning of year     2,833,834     $   0.91     3,793,194     $   2.22
      Granted                      1,786,546     $   0.41     2,311,543         0.71
      Exercised                     (568,182)    $   0.76    (1,206,564)        0.25
Cancelled/Forfeited                 (260,291)    $   3.30    (2,064,339)        2.75
                                  -----------    ---------    ----------    ---------

Outstanding, end of year           3,791,908     $   0.61     2,833,834     $   0.91
                                  ===========    =========    ==========    =========

Exercisable, end of year           3,791,908     $   0.61     2,833,834     $   0.91
                                  ===========    =========    ==========    =========

Weighted average estimated fair
  value of warrants granted                      $   0.23                   $   0.60
                                                 =========                  =========

The following outlines the significant weighted average assumptions used to estimate the fair value information presented utilizing the Black-Scholes and Binomial Lattice option pricing models:


                                        Years Ended March 31,
                                         2006          2005
                                      -----------   -----------
Risk free interest rate                4.18%-4.3%       2.00%
Average expected life                   3 years        2 years
Expected volatility                    72% - 97%        139%
Expected dividends                        None          None


The detail of the warrants outstanding and exercisable as of March 31, 2006 is as follows:

                                         Warrants Outstanding                Warrants Exercisable
                               ---------------------------------------   --------------------------
                                                 Weighted     Weighted                     Weighted
                                                 Average       Average                      Average
                                   Number       Remaining     Exercise        Number       Exercise
Range of Exercise Prices        Outstanding   Life (Years)      Price      Outstanding       Price
---------------------------   -------------- ------------- ----------   --------------- ----------

     $0.18 - $0.20                 100,000          3.00      $  0.18         100,000      $  0.18
     $0.25 - $0.44               1,443,921          1.76      $  0.26       1,443,921      $  0.26
     $0.50 - $0.90               2,158,987          3.63      $  0.74       2,158,987      $  0.74
     $2.75 - $4.00                  89,000          0.73      $  3.79          89,000      $  3.79
                               --------------                            ---------------
                                 3,791,908                                  3,791,908
                               ==============                            ===============

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

8. EQUITY TRANSACTIONS (continued)

OPTIONS

At March 31, 2006 the Company had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors under the 2005 Directors Compensation Program.

From time to time, the Company's Board of Directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of the Company's formal stock plans. The terms of these grants are individually negotiated.

In August 2000, the Company adopted the 2000 Stock Option Plan ("Stock Option Plan"), which was approved by its stockholders in September 2000. The Stock Option Plan provides for the issuance of up to 500,000 options to purchase shares of common stock. Such options can be incentive options or nonstatutory options, and may be granted to employees, directors and consultants. The Stock Option Plan has limits as to the eligibility of those stockholders who own more than 10% of Company stock, as defined. The options granted pursuant to the Stock Option Plan may have exercise prices of no less than 100% of fair market value of the Company's common stock at the date of grant (incentive options), or no less than 75% of fair market value of such stock at the date of grant (nonstatutory). At March 31, 2006, the Company had granted 47,500 options under the 2000 Stock Option Plan of which 15,000 had been forfeited, with 467,500 available for future issuance.

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

8. EQUITY TRANSACTIONS (continued)

OPTIONS (continued)

The following is a summary of the stock options outstanding at March 31, 2006 and 2005 and the changes during the two years then ended:

                                                  Year Ended March 31,
                                 -----------------------------------------------------
                                            2006                       2005
                                 -------------------------   -------------------------
                                                 Weighted                     Weighted
                                                 Average                      Average
                                                 Exercise                     Exercise
                                   Options        Price         Options        Price
                                 -----------   -----------    -----------   -----------

Outstanding, beginning of year   6,679,390     $    0.80       1,376,115     $    2.49
      Granted                    3,357,143          0.21       5,303,275          0.38
      Exercised                         --            --              --            --
      Cancelled/Forfeited       (1,023,748)         2.74              --            --
                                 -----------   -----------    -----------    ----------

Outstanding, end of year         9,012,785     $    0.38       6,679,390     $    0.80
                                 ===========   ===========    ===========    ==========

Exercisable, end of year         7,135,518     $    0.39       3,924,856     $    1.10
                                 ===========   ===========    ===========    ==========

Weighted average estimated fair
  value of options granted                     $    0.12                     $    0.45
                                               ===========                   ==========

The following outlines the significant weighted average assumptions used to estimate the fair value information presented utilizing the Binomial Lattice option pricing model for the years ended March 31, 2006 and March 31, 2005:

Years Ended March 31,
                                         2006          2005
                                      -----------   -----------
Risk free interest rate                 4.18%          3.75%
Average expected life                 4.7 years      4 years
Expected volatility                      72%           225%
Expected dividends                       None          None

The detail of the options outstanding and exercisable as of March 31, 2006 is as follows:

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
                                    Number       Remaining     Exercise        Number       Exercise
Range of Exercise Prices         Outstanding        Life         Price      Outstanding       Price
                                --------------- ------------- ------------ --------------- ---------

    $0.21 - $0.23                3,357,143      4.13 years      $ 0.21      2,857,143        $ 0.21
        $0.38                    5,303,275      4.61 years      $ 0.38      3,926,008        $ 0.38
    $1.78 - $3.75                  352,367      5.57 years      $ 2.02        352,367        $ 2.02
                                -----------                                ----------
                                 9,012,785                                  7,135,518
                                ===========                                ==========

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

9. RELATED PARTY TRANSACTIONS

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


10. INCOME TAX PROVISION

Income tax expense for the years ended March 31, 2006 and 2005 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss from continuing operations before provision for income taxes as a result of the following:

                                                       2006          2005
                                                    ----------    ----------
Computed "expected" tax benefit                      $  (993,000)   $  (713,000)

Reduction in income taxes resulting from:
    Derivative expense                                   122,000             --
    Change in deferred tax assets valuation
      allowance                                        1,024,000        814,000
    State and local income taxes,
      net of federal benefit                            (153,000)      (125,000)
    Other                                                     --         24,000
                                                     -----------    -----------
                                                     $        --    $        --
                                                     ===========    ===========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at March 31, 2006 are presented below:

Deferred tax assets:
    Capitalized research and development                            $ 2,401,000
    Net operating loss carryforwards                                  4,401,000
    Other                                                               136,000
                                                                    -----------
        Total gross deferred tax assets                               6,938,000

        Less valuation allowance                                     (6,938,000)
                                                                    -----------
        Net deferred tax assets                                     $        --
                                                                    ===========

The valuation allowance increased by $1,024,000 and $814,000 during the years ended March 31, 2006 and 2005, respectively. The current provision for income taxes for the years ended March 31, 2006 and 2005 is not significant and due primarily to certain state taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the history of operating losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. A full reduction allowance has been recorded to offset 100% of the deferred tax asset.

As of March 31, 2006, the Company had tax net operating loss carryforwards of approximately $11,600,000 and $6,300,000 available to offset future taxable Federal and state income, respectively. The carryforward amounts expire in various years through 2026. In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating loss carryforwards could be severely restricted.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

11. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

The Company entered into an employment agreement with its Chairman of the Board effective April 1, 1999. The agreement, which is cancelable by either party upon sixty days notice, will be in effect until the employee retires or ceases to be employed by the Company. The Chairman of the Board was appointed President and Chief Executive Officer ("CEO") effective June 1, 2001 upon which the base annual salary was increased from $120,000 to $180,000. Effective January 1, 2005, the CEO's salary was increased from $180,000 to $205,000 per year. The CEO is eligible for an annual bonus at the discretion of the Board of Directors, of which $0 and $20,000 was earned during each of the years ended March 31, 2006 and 2005, respectively. Under the terms of the agreement, if the employee is terminated he may become eligible to receive a salary continuation payment in the amount of at least twelve months' base salary. Effective April 1, 2006,the CEO's salary was increased from $205,000 to $240,000 per year.

The Company entered into an employment agreement with Dr. Tullis effective January 10, 2000. Effective June 1, 2001, Dr. Tullis was appointed the Company's Chief Science Officer of the Company. His compensation under the agreement was modified in June 2001 from $80,000 to $150,000 per year. Effective January 1, 2005 Dr. Tullis' salary was increased from $150,000 to $165,000 per year Under the terms of the agreement, his employment continues at a salary of $165,000 per year for successive one-year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement. Dr. Tullis was granted 250,000 stock options to purchase the Company's common stock in connection the completing certain milestones, such as the initiation and completion of certain clinical trials, the submission of proposals to the FDA and the filing of a patent application. Under the terms of the agreement, if the employee is terminated he may become eligible to receive a salary continuation payment in the amount of twelve months base salary. Effective April 1, 2006, the CSO's salary was increased from $165,000 per year to $185,000 per year.

LEASE COMMITMENTS

The Company leases its office and research and development space under an operating lease agreement which expires in July 2006. The Company signed a new 12 month extension of its existing lease on substantially the same terms as its present lease. Minimum monthly payments under the new extension approximate $7,700.

Rent expense approximated $126,000 and $106,000 for the years ended March 31, 2006 and 2005, respectively.


12. SUBSEQUENT EVENTS (unaudited)

In April 2006, the Company issued 3,782 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.79 per share in payment for regulatory affairs consulting services to the Company valued at $3,000.

In April 2006, the Company issued 25,601 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.50 per share in payment for past due rents owed by the Company valued at $12,800.

In April 2006, the Company issued 6,313 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.79 per share in payment for regulatory affairs consulting services to the Company valued at $5,000.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
--------------------------------------------------------------------------------

12. SUBSEQUENT EVENTS (unaudited) (continued)

In April 2006, the Company issued 10,000 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.50 per share in payment for regulatory affairs consulting services to the Company valued at $5,000.

In April 2006, the Company issued 14,563 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.29 per share in payment for regulatory affairs consulting services to the Company valued at $4,165.

In April 2006, the Company issued 3,086 shares of restricted common stock at $0.81 per share in payment for investor relations.

During April 2006, the Company issued 209,679 shares of common stock at prices between $0.57 and $0.74 per share to Fusion Capital under its $6,000,000 common stock purchase agreement for cash proceeds totaling $140,002. These shares are registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

In April 2006, the Company repaid a $25,000 15% promissory notes, including accrued interest of $18,750, through the issuance of 107,759 restricted common shares at $0.405 per share to an accredited individual investor.

In May 2006, the Company issued 8,532 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.59 per share in payment for regulatory affairs consulting services to the Company valued at $5,000.

In May 2006, the Company issued 5,703 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.53 per share in payment for regulatory affairs consulting services to the Company valued at $3,000.

In May 2006, the Company issued 4,545 shares of restricted common stock at $0.55 per share in payment for investor relations.

In June 2006, the Company issued 8,681 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.58 per share in payment for regulatory affairs consulting services to the Company valued at $5,000.

In June 2006, the Company issued 5,703 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.53 per share in payment for regulatory affairs consulting services to the Company valued at $3,000.

In June 2006, the Company issued 3,363 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.45 per share in payment for regulatory affairs consulting services to the Company valued at $1,500.