Form 10QSB
period 2006-06-30
AETHLON MEDICAL INC
filed 2006-08-11
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of common stock of the registrant outstanding as of August 10, 2006 was 25,815,789.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

Documents incorporated by reference: None

                          PART I. FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        CONDENSED CONSOLIDATED BALANCE SHEET AT JUNE 30, 2006                 1

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
        THREE MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD
        JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2006                    2

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
        THREE MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD
        JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2006                    3

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                  4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             12

ITEM 3. CONTROLS AND PROCEDURES                                               15

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS           16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   16

ITEM 5. OTHER INFORMATION                                                     16

ITEM 6. EXHIBITS                                                              16

                                     PART I.
                              FINANCIAL INFORMATION

         All references to "us", "we", "our" "Aethlon", "Aethlon Medical", or "the Company" refer to Aethlon Medical, Inc., its predecessors and its subsidiaries.


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                     June 30,
                                                                       2006
                                                                   ------------
                                     ASSETS
Current assets
     Cash                                                          $    421,083
     Prepaid expenses                                                    19,503
                                                                   ------------
                                                                        440,586

Property and equipment, net                                              14,153
Patents, net                                                            129,308
Other assets                                                             13,800
                                                                   ------------

                                                                   $    597,847
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued
       liabilities                                                 $    817,803
     Due to related parties                                           1,195,624
     Notes payable                                                      502,500
     Convertible notes payable, net of discount                         207,345
                                                                   ------------
                                                                      2,723,272

Commitments and Contingencies

Stockholders' Deficit
     Common stock, par value $0.001 per
         share; 50,000,000 shares authorized;
         25,626,300 shares issued
         and outstanding                                                 25,626
     Additional paid-in capital                                      20,563,219
     Deferred consulting fees                                           (32,667)
     Deficit accumulated during development stage                   (22,681,603)
                                                                   ------------
                                                                     (2,125,425)
                                                                   ------------
                                                                   $    597,847
                                                                   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.



                                  AETHLON MEDICAL, INC.
                              (A Development Stage Company)
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Three Months Ended June 30, 2006 and 2005 and
            For the Period January 31, 1984 (Inception) through June 30, 2006
                                       (UNAUDITED)


                                                                             JANUARY 31,
                                          Three             Three              1984
                                          Months            Months           (INCEPTION)
                                          Ended             Ended             Through
                                         June 30,          June 30,           June 30,
                                           2006              2005               2006
                                       ------------      ------------      ------------
REVENUES
  Grant income                         $         --      $         --      $  1,424,012
  Subcontract income                             --                --            73,746
  Sale of research and development               --                --            35,810
                                       ------------      ------------      ------------
                                                 --                --         1,533,568

EXPENSES

  Professional fees                         200,504           386,270         5,438,639
  Payroll and related                       184,257           179,090         7,430,262
  General and administrative                117,071           169,709         4,549,102
  Impairment                                     --                --         1,313,253
                                       ------------      ------------      ------------
                                            501,832           735,069        18,731,256

OPERATING LOSS                             (501,832)         (735,069)      (17,197,688)

OTHER (INCOME) EXPENSE
  Change in fair value of
      warrant liability                         --                --            360,125
  Interest and other debt expense           114,663            66,933         4,986,115
  Interest income                                --                --           (17,415)
  Other                                       2,661                --           155,090
                                       ------------      ------------      ------------
                                            117,324            66,933         5,483,915
                                       ------------      ------------      ------------

         NET LOSS                      $   (619,156)     $   (802,002)     $(22,681,603)
                                       ============      ============      ============

BASIC AND DILUTED LOSS PER
COMMON SHARE                           $      (0.02)     $      (0.05)
                                       ============      ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                25,567,776        17,701,182
                                       ============      ============

             The accompanying notes are an integral part of these condensed consolidated financial statements.





                                               AETHLON MEDICAL, INC.
                                           (A Development Stage Company)
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Three Months Ended June 30, 2006 and 2005 and
                         For the Period January 31, 1984 (Inception) Through June 30, 2006
                                                    (UNAUDITED)


                                                                     Three             Three        January 31, 1984
                                                                    Months            Months          (Inception)
                                                                     Ended             Ended            Through
                                                                   June 30,          June 30,           June 30,
                                                                     2006              2005              2006
                                                                 ------------      ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $   (619,156)     $   (802,002)     $(22,681,603)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                      8,307             5,972           992,300
     Amortization of deferred consulting fees                          12,250            30,000            76,333
     Gain on sale of property and equipment                                --                --           (13,065)
     Gain on settlement of debt                                            --                --          (131,175)
     Loss on settlement of accrued legal liabilities                       --                --           142,245
     Stock based compensation                                           4,750                --             4,750
     Fair market value of warrants issued in connection with
         accounts payable and debt                                         --                --         2,715,736
     Fair market value of common stock, warrants and
         options issued for services                                   52,466           208,085         3,264,468
     Change in fair value of warrant liability                             --                --           360,125
     Intrinsic value of stock options issued to directors                  --                --           424,262
     Amortization of debt discounts                                    64,980            39,489         1,173,005
     Impairment of patents and patents pending                             --                --           416,026
     Impairment of goodwill                                                --                --           897,227
     Deferred compensation forgiven                                        --                --           217,223
     Changes in operating assets and liabilities:
         Prepaid expenses                                              12,719            (4,388)          142,034
         Other assets                                                   3,400             6,225           (13,800)
         Accounts payable and accrued liabilities                     (44,220)          194,754         1,469,730
         Due to related parties                                       (43,000)           12,688         1,429,125
                                                                 ------------      ------------      ------------
Net cash used in operating activities                                (547,504)         (309,177)       (9,115,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                    (7,791)               --          (256,678)
Acquisition of patents                                                     --                --          (363,833)
Proceeds from sale of property and equipment                               --                --            17,065
Cash of acquired company                                                   --                --            10,728
                                                                 ------------      ------------      ------------
Net cash used in investing activities                                  (7,791)               --          (592,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                          $         --      $    100,000      $  1,710,000
Principal payments of notes payable                                        --                --          (292,500)
Proceeds from issuance of convertible notes payable                        --            30,000         2,028,000
Proceeds from issuance of common stock                                140,001           177,600         6,760,086
Professional fees related to registration statement                                                       (76,731)
                                                                 ------------      ------------      ------------

Net cash provided by financing activities                             140,001           307,600        10,128,855
                                                                 ------------      ------------      ------------

NET (DECREASE) INCREASE IN CASH                                      (415,294)           (1,577)          421,083
CASH - beginning of period                                            836,377             8,625                --
                                                                 ------------      ------------      ------------

CASH - end of period                                             $    421,083      $      7,048      $    421,083
                                                                 ============      ============      ============

                          The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                         3

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2006, which includes audited financial statements and footnotes as of March 31, 2006 and for the years ended March 31, 2005 and 2006.

NOTE 2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced a loss of $22,681,603 for the period from January 31, 1984 (Inception) through June 30, 2006. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company's current plan of operation is to fund the Company's anticipated increased research and development activities and operations for the near future utilizing its existing financing agreement with Fusion Capital Fund II, LLC ("Fusion Capital").

         No assurance can be given that the Company will receive any additional funds under the Company's agreement with Fusion Capital however, the Company anticipates that the Fusion Capital financing agreement will satisfy its cash requirements for the foreseeable future. However, due to market conditions, and to assure availability of funding for operations in the long term, the Company may arrange for additional funding, subject to acceptable terms, during the next twelve months.

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

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its inactive legal wholly-owned subsidiaries Aethlon, Inc., Hemex, Inc. and Cell Activation, Inc. ("Cell") (collectively hereinafter referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share."

Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive. Had such securities been factored in, an additional 7,133,811 common stock equivalents would have been included in the calculation of earnings per share.

PATENTS

The Company capitalizes the cost of patents, some of which were acquired, and amortizes such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred approximately $177,107 and $305,692 of research and development expenses during the three months ended June 30, 2006 and 2005, respectively, which are included in operating expenses in the accompanying condensed consolidated statements of operations.

EQUITY INSTRUMENTS FOR SERVICES PROVIDED BY OTHER THAN EMPLOYEES

The Company follows SFAS No. 123-R (as interpreted by Emerging Issues Task Force ("EITF") Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES") ("EITF No. 96-18") to account for transactions involving goods and services provided by third parties where the Company issues equity instruments as part of the total consideration. Pursuant to paragraph 7 of SFAS No. 123-R, the Company accounts for such transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company applies EITF No. 96-18, in transactions, when the value of the goods and/or services are not readily determinable and (1) the fair value of the equity instruments is more reliably measurable and (2) the counterparty receives equity instruments in full or partial settlement of the transactions, using the following methodology:

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

The Company follows SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS No. 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell, if any. Management noted no impairment indicators requiring review for impairment at or during the three months ended June 30, 2006.

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF No. 98-5, "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIO" and EITF Issue No. 00-27, "APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS," the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes.

DERIVATIVE LIABILITIES

The Company evaluates free-standing instruments (or embedded derivatives) indexed to its common stock to properly classify such instruments within equity or as liabilities in its financial statements, pursuant to the requirements of the EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF No. 01-06, "The Meaning of Indexed to a Company's Own Stock," EITF No. 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF No. 00-19," and Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The Company's policy is to settle instruments indexed to its common shares on a first-in- first-out basis.

The Company accounts for the effects of registration rights and related liquidated damages pursuant to EITF No. 05-04, View C, subject to EITF No. 00-19. Pursuant to EITF No. 05-04, View C, liquidated damages payable in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company accounts for certain embedded conversion features and free-standing warrants pursuant to SFAS No. 133 and EITF No. 00-19, which require corresponding recognition of liabilities associated with such derivatives at their fair values and changes in fair values to be charged to earnings.


CLASSIFICATION OF WARRANT ISSUANCE

In connection with the issuance of its 10% Series A Convertible Promissory Notes, the Company has an obligation to issue warrants upon conversion of the notes, which are convertible at any time at the discretion of the noteholders (see Note 4). The obligation to issue the warrants meets the criteria of an embedded derivative to be bifurcated pursuant to SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS No. 133"), as amended. Under this transaction, the Company is obligated to and has registered for resale the common shares underlying the warrants. At June 30, 2006, the Company has sufficient registered shares to settle the exercise of warrants. As a result, at June 30, 2006, the embedded derivative associated with this warrant obligation meets the scope exception of paragraph 11 (a) of SFAS No. 133. If such were not the case, these warrants would need to be classified as a liability. The classification of these warrants will be evaluated at each reporting date.


STOCK BASED COMPENSATION

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123-R, "Share-Based Payment," ("SFAS No. 123-R"). SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plan under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION," as amended. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board administered by Nasdaq) on the date of grant. Accordingly, no share-based compensation was recognized in the financial statements for the three months ended June 30, 2005. Under the modified prospective method of adoption for SFAS No. 123-R, the compensation cost recognized by the Company beginning April 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and
(b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

From time to time, the Company's Board of Directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of the Company's formal stock plans. The terms of these grants are individually negotiated and generally expire within five years from the grant date.

In August 2000, the Company adopted the 2000 Stock Option Plan ("Stock Option Plan"), which was approved by its stockholders in September 2000. The Stock Option Plan provides for the issuance of up to 500,000 options to purchase shares of common stock. Such options can be incentive options or nonstatutory options, and may be granted to employees, directors and consultants. The Stock Option Plan has limits as to the eligibility of those stockholders who own more than 10% of Company stock, as defined. The options granted pursuant to the Stock Option Plan may have exercise prices of no less than 100% of fair market value of the Company's common stock at the date of grant (incentive options), or no less than 75% of fair market value of such stock at the date of grant (nonstatutory). At June 30, 2006, the Company had granted 47,500 options under the 2000 Stock Option Plan of which 15,000 had been forfeited, with 467,500 available for future issuance. All of these options vested prior to the adoption of FAS 123-R.

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted outside of the Company's Stock Option Plan resulted in an expense of $4,750 for the quarter ended June 30, 2006. This expense was recorded as stock compensation included in payroll and related expenses in the accompanying June 30, 2006 condensed consolidated statement of operations. Share-based compensation recognized as a result of the adoption of SFAS No. 123-R as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123-R use the Binomial Lattice option pricing model for estimating fair value of options granted.

The following table summarizes the effect of share-based compensation resulting from the application of SFAS No. 123-R to options granted:

                                                        Three Months Ended
                                                          June 30, 2006

Payroll and related                                       $   (4,750)
                                                           =========
Net share-based compensation effect
   in net loss from continuing operations                  $  (4,750)
                                                           =========

Basic and diluted loss per common share                    $   (0.00)
                                                           =========

In accordance with SFAS No. 123-R, the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the first quarter of fiscal 2007 was insignificant.

Pro forma information required under SFAS No. 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under and outside of the Company's equity incentive plans was as follows:

                                                      Three Months Ended
                                                            June 30,
                                                             2005
                                                          -----------

Net loss as reported                                      $  (802,002)
   Less: Total stock-based employee compensation
    expense determined under the Binomial Lattice
    option pricing model, net of tax                              --
                                                          -----------
Pro forma net loss                                        $  (802,002)
                                                          ===========

Basic and diluted loss per common share:
   As reported                                            $     (0.05)
                                                          ===========
   Pro forma                                              $     (0.05)
                                                          ===========

Pro forma compensation expense reported in the above table is generally based on the vesting provisions in the related stock option grants. Since the requisite service period for all options granted prior to April 1, 2005 had been completed prior to such date, there is no pro forma compensation expense to disclose for the three months ended June 30, 2005, as reflected in the above table. The following weighted average assumptions were used as applicable in the above tables:

                                    Three Months Ended
                                          June 30
                              ------------------------------
                                 2006                2005
                              ----------          ----------
Annual dividends                 zero                N/A
Expected volatility              72%                 N/A
Risk free interest rate          4.18%               N/A
Expected life                 4.7 years              N/A

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


The expected volatility is based on the historical volatility. The expected life of options granted is based on the "simplified method" described in the SEC's Staff Accounting Bulletin No. 107 due to changes in the vesting terms and contractual life of current option grants compared to the Company's historical grants. Options outstanding that have vested and are expected to vest as of June 30, 2006 are as follows:

                                                      Weighted
                                         Weighted      Average
                                         Average      Remaining      Aggregate
                             Number of   Exercise    Contractual     Intrinsic
                              Shares      Price     Term in Years    Value (1)
---------------------------  ---------   --------   -------------    ---------

Vested                       7,135,518    $  0.39        6.12         $     --
Expected to vest             1,877,267       0.23        4.60         $168,954
                           -----------                               --------
     Total                   9,012,785                                $168,954
                            ===========                              =========

(1) These amounts represent the difference between the exercise price and $0.32, the closing market price of the Company's common stock on June 30, 2006 as quoted on the Over-the-Counter Bulletin Board under the symbol "AEMD.OB" for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

                                                   Outstanding Options
                                           -------------------------------------
                               Shares                   Weighted       Aggregate
                             Available     Number of     Average       Intrinsic
                             for Grant     Shares     Exercise Price   Value (1)
---------------------------  ---------     ------     --------------  ----------
March 31, 2006                 467,500   9,012,785       $ 0.38       $3,875,498
                                                                      ==========
Grants                              --          --          --
Exercises                           --          --          --
Cancellations                       --          --          --
                             ----------  ----------      ------
June 30, 2006                   467,500   9,012,785      $ 0.38       $  168,954
                             ==========  ==========      ======       ==========

Options exerciseable at:
March 31, 2006                            7,135,518      $ 0.39
June 30, 2006                             7,135,518      $ 0.39

(1) Represents the difference between the exercise price and the March 31, 2006 or June 30, 2006 market price of the Company's common stock, which was $0.81 and $0.32, respectively.


INCOME TAXES

Under SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the consolidated financial statements and their respective tax basis. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carryforwards. The Company records a valuation allowance for deferred tax assets when, based on management's best estimate of taxable income (if any) in the foreseeable future, it is more likely than not that some portion of the deferred tax assets may not be realized.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND SFAS NO. 3." ("SFAS No. 154") The statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company's financial statements.

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2006, the FASB issued SFAS No. 155 entitled "Accounting for Certain Hybrid Financial Instruments," ("SFAS No. 155") an amendment of SFAS No. 133 ("Accounting for Derivative Instruments and Hedging Activities") ("SFAS 133") and SFAS No. 140 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities") ("SFAS 140"). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or "hybrids" which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined "hybrid" must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

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

NOTE 4. NOTES PAYABLE

At June 30, 2006, the Company had $502,500 in principal amount of notes payable outstanding with 12 noteholders.

The Company is currently in default on $502,500 of amounts owed under various unsecured notes payable and is currently seeking other financing arrangements to retire all past due notes. At June 30, 2006 the Company had accrued interest in the amount of $290,066 associated with these defaulted notes payable.

At June 30, 2006, the Company had $1,000,000 in principal amount of convertible notes payable outstanding, net of $792,655 discount, held by 4 noteholders (the 10% Series A Convertible Notes). The $792,655 discount is comprised of $62,780 in unamortized BCF discount and $729,875 in unamortized discount attributable to the valuation of warrant rights associated with the issuance of the convertible notes.

NOTE 5. EQUITY TRANSACTIONS

In April 2006, the Company issued 3,782 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.79 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services.

In April 2006, the Company issued 25,601 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.50 per share in payment for past due rents owed by the Company valued at $12,801 based on the value of the services.

In April 2006, the Company issued 6,313 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.79 per share in payment for regulatory affairs consulting services to the Company valued at $5,000 based on the value of the services.

In April 2006, the Company issued 10,000 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.50 per share in payment for regulatory affairs consulting services to the Company valued at $5,000 based on the value of the services.

In April 2006, the Company issued 14,563 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.29 per share in payment for regulatory affairs consulting services to the Company valued at $4,165 based on the value of the services.

In April 2006, the Company issued 3,086 shares of restricted common stock at $0.81 per share in payment for investor relations valued at $2,500 based on the value of the services.

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)

NOTE 5. EQUITY TRANSACTIONS (continued)

During April 2006, the Company issued 209,679 shares of common stock at prices between $0.57 and $0.74 per share to Fusion Capital under its $6,000,000 common stock purchase agreement for net cash proceeds totaling $140,002. These shares are registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

In April 2006, the Company repaid a $25,000 15% promissory notes, including accrued interest of $18,750, through the issuance of 107,759 restricted common shares at $0.406 per share to an accredited individual investor.

In May 2006, the Company issued 8,532 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.59 per share in payment for regulatory affairs consulting services to the Company valued at $5,000 based on the value of the services.

In May 2006, the Company issued 5,703 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.53 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services.

In May 2006, the Company issued 4,545 shares of restricted common stock at $0.55 per share in payment for investor relations valued at $2,500 based on the value of the services.

In June 2006, the Company issued 8,681 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.58 per share in payment for regulatory affairs consulting services to the Company valued at $5,000 based on the value of the services.

In June 2006, the Company issued 5,703 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.53 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services.

In June 2006, the Company issued 3,363 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.45 per share in payment for regulatory affairs consulting services to the Company valued at $1,500 based on the value of the services.

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

REGISTRATION RIGHTS AGREEMENT

In January, 2006 the Company registered the common stock for resale underlying the warrants to be issued upon conversion of its 10% Series A Convertible Notes (the "Series A Notes"). Upon the occurrence of certain events, as defined, including if (i) after a registration statement has been declared effective, such registration statement ceases to be effective at any time prior to the end of the effectiveness period without being succeeded with an amendment within 10 business days of such registration elapsing or by subsequent registration statement filed with and declared effective by the SEC (ii) the common stock is delisted or suspended from trading on an exchange, the Company shall pay liquidated damages in cash of 1% of the original principal amount of the Series A Notes. For each month that the event has not been cured, the Company shall pay
1.5 % in cash of the original principal balance of the Series A Notes. If the Company fails to pay liquidated damages timely within seven days, the Company shall be obligated to pay interest thereon at 12% per annum, accruing daily. At the option of the Company, shares may be issued instead of cash for such liquidated damages based upon the conversion price, then in effect. At June 30, 2006, the Company had an effective registration statement covering these obligations. Accordingly, no value was ascribed to the registration rights agreement obligation as the likelihood of an event triggering liquidated damages is deemed to be remote at June 30, 2006. The Company will re-evaluate this obligation at each reporting date in accordance with SFAS No. 133.

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)

NOTE 7. SUBSEQUENT EVENTS

In July 2006, the Company issued 8,721 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.34 per share in payment for regulatory affairs consulting services to the Company valued at $3,000.

In July 2006, the Company issued 10,684 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.47 per share in payment for regulatory affairs consulting services to the Company valued at $5,000.

In July 2006, the Company issued 6,250 shares of restricted common stock at $0.40 per share in payment for investor relations services to the Company valued at $2,500.

In July 2006, the Company issued 7,813 shares of restricted common stock at $0.32 per share in payment for investor relations services to the Company valued at $2,500.

In July 2006, the Company issued 8,721 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.34 per share in payment for regulatory affairs consulting services to the Company valued at $3,000.

In July 2006, the Company issued 132,765 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.37 per share in payment for regulatory affairs consulting services to the Company valued at $48,858.

In July 2006, the Company issued 14,535 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.34 per share in payment for regulatory affairs consulting services to the Company valued at $5,000.

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

Our common stock is traded on the OTCBB under the symbol "AEMD.OB".

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

OPERATING EXPENSES

Consolidated operating expenses were $501,832 for the three months ended June 30, 2006, versus $735,069 for the comparable period one year ago. This represents an absolute dollar decrease of $233,237 or approximately 32% as compared to the prior time period. This difference is comprised of reductions in professional fees and general and administrative expenses of approximately $185,766 and $52,637, respectively, offset by a slight increase in payroll expense of $417.

Professional fees decreased by $185,766 or approximately 48% from the prior period one year ago. The primary reason for this was a decrease in legal expense of $201,732 and a decrease in public relations expense of $21,106 offset by a $33,418 increase in scientific consulting expense and a net $3,654 increase in all other professional expenses. The significant decrease in legal expense results from the comparatively high legal expense in the period ending June 30, 2005, a result of three factors:

the first was the payment of a previously outstanding legal bill in a negotiated transaction for restricted stock and warrants in the earlier period. The warrants were provided as an inducement to settle the obligation and were valued at approximately $145,245; secondly, the prior period's 10-KSB filing required significant legal resources, unnecessary in the more recent quarter as the Company had a full-time Chief Financial Officer; and finally, there were additional legal costs incurred in the prior period associated with a Proxy filing and Special Meeting of Stockholders in June 2005.

General and administrative expenses declined $52,638 or approximately 31% as compared to the prior comparable quarter one year ago. The decrease is attributable to a reduction in research and development supplies of $67,525 and rent expense of $14,901 offset by increases in industry conference expense of $24,721, license expense of $5,154 and all other general expenses by $85. Research and development supplies decreased from the prior quarter one year ago because in the prior period the Company incurred expenses related to the completion of its clinical animal studies and had begun to ramp up to begin its Human Safety Trials in India. Rent expense declined during the current quarter as the Company no longer leased facilities required to maintain its clinical animal trials.

INTEREST EXPENSE

Interest expense increased $47,730 or approximately 71%, reflective of the additional interest expense associated with the issuance of the Company's 10% Series A Convertible Notes, none of which were outstanding in the quarter ended June 30, 2005.


NET LOSS

We recorded a consolidated net loss of $619,156 and $802,002 for the quarters ended June 30, 2006 and 2005, respectively. The decrease in net loss of approximately 23% was primarily attributable to decreased professional fees and general expenses. These were offset somewhat by increased interest expense associated with the issuance of the Company's 10% Series A Convertible Notes in comparison to the prior year quarter.

Basic and diluted loss per common share were ($0.02) for the three month period ended June 30, 2006 as compared to ($0.05) for the same period ended June 30, 2005. This decrease in loss per share was attributable to the decrease in net loss as compared to the prior quarter one year ago and the effect of a greater number of common shares outstanding during the current quarter.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. The Company's cash position at March 31, 2006 was $836,377 compared to $421,083, at June 30, 2006, representing an decrease of $421,083. During the three months ended June 30, 2006, operating activities used net cash of $547,504. The Company received $140,001 from the issuance of common stock and purchased $7,791 of property and equipment.

A decrease in working capital during the three months in the amount of $362,023 increased the Company's negative working capital position to ($2,282,686) at June 30, 2006 as compared to a negative working capital of ($1,920,663) at March 31, 2006.

The Company's current deficit in working capital requires us to obtain funds in the short-term to be able to continue in business, and in the longer term to fund research and development on products not yet ready for market.

The Company's operations to date have consumed substantial capital without generating revenues, and will continue to require substantial capital funds to conduct necessary research and development and pre-clinical and clinical testing of Hemopurifier(TM) products, and to market any of those products that receive regulatory approval. The Company does not expect to generate revenue from operations for the foreseeable future, and its ability to meet its cash obligations as they become due and payable is expected to depend for at least the next several years on its ability to sell securities, borrow funds or a combination thereof. The Company's future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and management's ability to establish collaborative arrangements, effect successful commercialization strategies, marketing activities and other arrangements. The Company expects to continue to incur increasing negative cash flows and net losses for the foreseeable future, and presently requires a minimum of $150,000 per month to sustain operations.

Management does not believe that inflation has had or is likely to have any material impact on the Company's limited operations.

At the date of this filing, we do not have plans to purchase significant amounts of equipment or hire significant numbers of employees prior to successfully raising additional capital.


PLAN OF OPERATION

The Company's current plan of operation is to fund our anticipated increased research and development activities and operations through the common stock purchase agreement in place with Fusion Capital, whereby Fusion Capital has committed to buy up to an additional $6,000,000 of our common stock over a 30-month period, that commenced, at our election, after the SEC declared effective a registration statement under Form SB-2 on December 7, 2004 covering such shares. Through June 30, 2006 the Company had received $1,685,001 and has $4,314,999 remaining available from this agreement. However, no assurance can be given that we will receive any additional funds under our agreement with Fusion Capital. Based on our projections of additional employees and equipment for operations and to complete research, development and testing associated with our Hemopurifier(TM) products, we anticipate that these funds will satisfy our cash requirements, including this anticipated increase in operations, in excess of the next twelve months. However, due to market conditions, and to assure availability of funding for operations in the long term, we may arrange for additional funding, subject to acceptable terms, during the next twelve months.

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

The Company believes that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to stock purchase warrants issued with notes payable, beneficial conversion feature of convertible notes payable, impairment of intangible assets and long lived assets, stock compensation, classification of warrant obligation, contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on the Company's future financial conditions or results of operations.

There have been no changes to the Company's critical accounting policies as disclosed in its Form 10-KSB for the year ended March 31, 2006.


OFF BALANCE SHEET ARRANGEMENTS

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2006, the Company issued 3,086 shares of restricted common stock at $0.81 per share in payment for investor relations. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2).

In April 2006, the Company repaid a $25,000 15% promissory notes, including accrued interest of $18,750, through the issuance of 107,759 restricted common shares at $0.405 per share to an accredited individual investor. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D.


In May 2006, the Company issued 4,545 shares of restricted common stock at $0.55 per share in payment for investor relations. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2).


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $502,500 have reached maturity and are past due. The Company is currently seeking other financing arrangements to retire all past due notes. At June 30, 2006, the Company had accrued interest in the amount of $290,066 associated with these notes and accrued liabilities payable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

31.1 Certification of our Chief Executive Officer and President, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 Certification of our Chief Financial Officer and Chief Accounting Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1 Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2 Statement of our Chief Financial Officer and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
         1350)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AETHLON MEDICAL, INC

Date: August 11, 2006

BY: /S/ JAMES A. JOYCE                  BY: /S/ JAMES W. DORST
    ---------------------------             ---------------------------
    JAMES A. JOYCE                          JAMES W. DORST
    CHAIRMAN, PRESIDENT AND                 CHIEF FINANCIAL OFFICER AND CHIEF
    CHIEF EXECUTIVE OFFICER                 ACCOUNTING OFFICER

                              AETHLON MEDICAL, INC.