Form 10QSB
period 2006-09-30
AETHLON MEDICAL INC
filed 2006-11-14
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2006

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

The number of shares of common stock of the registrant outstanding was 26,851,989 as of November 9, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]

Documents incorporated by reference: None.


PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 2006 (UNAUDITED)           3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
         AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2006       4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
         MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED) AND FOR THE
         PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2006                   5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                       15

ITEM 3.  CONTROLS AND PROCEDURES                                                         19

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                               20

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                     20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                 20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             20

ITEM 5.  OTHER INFORMATION                                                               20

ITEM 6.  EXHIBITS                                                                        21


                                       2

PART I.
                              FINANCIAL INFORMATION


               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                   September 30,
                                                                       2006
                                                                   ------------

                                     ASSETS
Current assets
     Cash                                                          $     36,959
     Prepaid expenses and other current assets                           54,027
                                                                   ------------
                                                                         90,986

Property and equipment, net                                              16,442
Patents and patents pending, net                                        127,017
Other assets                                                             13,240
                                                                   ------------

                                                                   $    247,685
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued liabilities                      $    842,269
     Due to related parties                                           1,112,513
     Notes payable                                                      502,500
     Convertible notes payable, net of discount                         251,377
                                                                   ------------
                                                                      2,708,659
Commitments and Contingencies

Stockholders' Deficit
     Common stock, par value $0.001 per share;
         50,000,000 shares authorized;
         26,635,881 shares issued and outstanding                        26,636
     Additional paid-in capital                                      20,842,064
     Deferred consulting fees                                           (20,417)
     Deficit accumulated during
         development stage                                          (23,309,257)
                                                                   ------------
                                                                     (2,460,974)
                                                                   ------------
                                                                   $    247,685
                                                                   ============

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                      AETHLON MEDICAL, INC.
                                                  (A Development Stage Company)
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              For the Three and Six Months Ended September 30, 2006 and 2005 and
                            For the Period January 31, 1984 (Inception) Through September 30, 2006
                                                           (Unaudited)


                                                                                                                  January 31, 1984
                                       Three Months       Three Months        Six Months         Six Months          (Inception)
                                           Ended              Ended             Ended               Ended              through
                                       September 30,      September 30,      September 30,      September 30,       September 30,
                                           2006               2005               2006               2005                2006
                                       -------------      -------------      -------------      -------------      --------------
REVENUES

  Grant income                         $          --      $          --      $          --      $          --      $    1,424,012
  Subcontract income                              --                 --                 --                 --              73,746
  Sale of research and development                --                 --                 --                 --              35,810
                                       -------------      -------------      -------------      -------------      --------------
                                                  --                 --                 --                 --           1,533,568

EXPENSES

  Professional Fees                          166,144            268,746            366,648            655,016           5,604,783
  Payroll and related                        207,020            168,131            391,277            347,221           7,637,282
  General and administrative                 161,776            117,509            281,508            287,218           4,713,539
  Impairment                                      --                 --                 --                 --           1,313,253
                                       -------------      -------------      -------------      -------------      --------------
                                             534,940            554,386          1,039,433          1,289,455          19,268,857
                                       -------------      -------------      -------------      -------------      --------------
OPERATING LOSS                              (534,940)          (554,386)        (1,039,433)        (1,289,455)        (17,735,289)
                                       -------------      -------------      -------------      -------------      --------------

OTHER EXPENSE (INCOME)
  Change in fair value of
      warrant liability                          --                  --                 --                 --             360,125
  Interest and other debt expenses            92,714            115,185            207,377            182,118           5,078,829
  Interest income                                 --                 --                 --                 --             (17,415)
  Other                                           --              3,750                 --              3,750             152,429
                                       -------------      -------------      -------------      -------------      --------------
                                              92,714            118,935            207,377            185,868           5,573,968
                                       -------------      -------------      -------------      -------------      --------------
NET LOSS                               $    (627,654)     $    (673,321)     $  (1,246,810)     $  (1,475,323)        (23,309,257)
                                       =============      =============      =============      =============      ==============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                         $       (0.02)     $       (0.04)     $       (0.05)     $       (0.08)
                                       =============      =============      =============      =============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                        25,990,706         19,045,651         25,779,241         18,373,416
                                       =============      =============      =============      =============

           The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                                4






                                                        AETHLON MEDICAL, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND
                               FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2006
                                                             (Unaudited)


                                                                                                                 January 31, 1984
                                                               Six Months Ended         Six Months Ended            (Inception)
                                                              September 30, 2006       September 30, 2005            Through
                                                                 (Unaudited)              (Unaudited)            September 30,2006
                                                             --------------------     --------------------     --------------------
Cash flows from operating activities:

      Net loss                                               $         (1,246,810)    $         (1,475,323)    $        (23,309,257)
      Adjustments to reconcile net loss to net cash
        used in operating activities:

          Depreciation and amortization                                    14,972                   15,341                  998,965
          Amortization of deferred consulting fees                         24,500                   30,000                   88,583
          Gain of sale of property and equipment                               --                       --                  (13,065)
          Gain on settlement of debt                                           --                       --                 (131,175)
          Loss on settlement of accrued legal liabilities                      --                       --                  142,245
          Stock based compensation                                          9,500                       --                  433,762
          Fair market value of warrants issued in
            connection with accounts payable and debt                          --                       --                2,715,736
          Fair market value of common stock, warrants
          and options issued for services                                 164,458                  296,241                3,376,460
          Change in fair value of warrant liability                            --                    3,750                  360,125
          Amortization of debt discount                                   109,012                  121,095                1,217,037
          Beneficial conversion feature of convertible
            notes payable                                                      --                       --                      --
          Impairment of patents and patents pending                            --                       --                  416,026
          Impairment of goodwill                                               --                       --                  897,227
          Deferred compensation forgiven                                       --                       --                  217,223
          Changes in operating assets and liabilities:
                Prepaid expenses and other current assets                 (21,805)                     (45)                 107,510
                Other assets                                                3,960                    3,975                  (13,240)
                Accounts payable and accrued
                liabilities                                               (19,754)                 263,383                1,494,196
                Due to related parties                                   (103,000)                  (4,367)               1,369,125
                                                             --------------------     --------------------     --------------------
      Net cash used in operating activities                            (1,064,967)                (745,950)              (9,632,517)
                                                             --------------------     --------------------     --------------------

Cash flows from investing activities:

      Purchases of property and equipment                                 (14,454)                      --                 (263,341)
      Patents and patents pending                                              --                       --                 (363,833)
      Proceeds from the sale of property and equipment                         --                       --                   17,065
      Cash of acquired company                                                 --                       --                   10,728
                                                             --------------------     --------------------     --------------------


      Net cash used in investing activities                               (14,454)                      --                (599,381)
                                                             --------------------     --------------------     --------------------

Cash flows from financing activities:

      Proceeds from the issuance of notes payable                              --                  100,000                1,710,000
      Principal repayments of notes payable                                    --                       --                (292,500)
      Proceeds from the issuance of convertible notes
        payable                                                                --                  535,000                2,028,000
      Proceeds from the issuance of common stock                          280,003                  177,600                6,900,088
      Professional fees related to registration statement                      --                       --                  (76,731)
                                                             --------------------     --------------------     --------------------

      Net cash provided by financing activities                           280,003                  812,600               10,268,857
                                                             --------------------     --------------------     --------------------

Net (decrease) increase in cash                                          (799,418)                  66,650                   36,959

Cash at beginning of period                                               836,377                   8,625                       --
                                                             --------------------     --------------------     --------------------

Cash at end of period                                        $             36,959     $             75,275     $             36,959
                                                             ====================     ====================     ====================


             The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                                 5

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

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

The Hemopurifier(TM) is in the development stage and significant research and testing are still needed to reach commercial viability. Any resulting medical device or process will require approval by the U.S. Food and Drug Administration ("FDA"), and the Company has initiated efforts to obtain FDA approval and such approval may take several years. Since some of the Company's patents were issued in the 1980's, some have already expired and other of our patents may expire before FDA approval is obtained.

The Company is classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP"), and has not generated revenues from its principal operations.

The Company's common stock is quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers under the symbol "AEMD.OB".

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the Company's Annual Report On Form 10-KSB for the year ended March 31, 2006, which includes audited financial statements and footnotes as of March 31, 2006 and for the years ended March 31, 2005 and 2006.

NOTE 2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced cumulative losses of $23,309,257 for the period from January 31, 1984 (Inception) through September 30, 2006. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company's current plan of operation is to fund the Company's anticipated increased research and development activities and operations for the near future utilizing its existing financial agreement with Fusion Capital Fund II, LLC ("Fusion Capital").

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

Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive. There were 1,842,028 and 6,310,908 potentially dilutive common shares outstanding for the three and six months ended September 30, 2006, respectively.

PATENTS

The Company capitalizes the cost of patents, some of which were acquired, and amortizes such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred approximately $335,463 and $478,203 of research and development expenses during the six months ended September 30, 2006 and 2005, respectively. For the fiscal quarter ended September 30, 2006 and 2005, the Company incurred research and development expense of approximately $176,931 and $235,806, respectively.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

SFAS No.144 ("SFAS 144"), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Management believes that no impairment existed at or during the six months ended September 30, 2006.

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

DERIVATIVE LIABILITIES

The Company evaluates free-standing instruments (or embedded derivatives) indexed to its common stock to properly classify such instruments within equity or as liabilities in its financial statements, pursuant to the requirements of the EITF No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," EITF No. 01-06, "THE MEANING OF INDEXED TO A COMPANY'S OWN STOCK," EITF No. 05-04, "THE EFFECT OF A LIQUIDATED DAMAGES CLAUSE ON A FREESTANDING FINANCIAL INSTRUMENT SUBJECT TO EITF No. 00-19," and Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," as amended. The Company's policy is to settle instruments indexed to its common shares on a first-in-first-out basis.

The Company accounts for the effects of registration rights and related liquidated damages pursuant to EITF No. 05-04, View C, subject to EITF No. 00-19. Pursuant to EITF No. 05-04, View C, liquidated damages payable in cash or stock are accounted for as a separate liability, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company accounts for certain embedded conversion features and free-standing warrants pursuant to SFAS No. 133 and EITF No. 00-19, which require corresponding recognition of liabilities associated with such derivatives at their fair values and changes in fair values to be charged to earnings. Based on the Company's evaluation, no derivative liabilities existed at or during the three months ended September 30, 2006.

CLASSIFICATION OF WARRANT ISSUANCE

In connection with the issuance of its 10% Series A Convertible Promissory Notes, the Company has an obligation to issue warrants upon conversion of the notes, which are convertible at any time at the discretion of the noteholders (see Note 4). The obligation to issue the warrants meets the criteria of an embedded derivative to be bifurcated pursuant to SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS No. 133"), as amended. Under this transaction, the Company is obligated to and has registered for resale the common shares underlying the warrants. At September 30, 2006, the Company has sufficient registered shares to settle the exercise of warrants. As a result, at September 30, 2006, the embedded derivative associated with this warrant obligation meets the scope exception of paragraph 11 (a) of SFAS No.
133. If such were not the case, these warrants would need to be classified as a liability. The classification of these warrants will be evaluated at each reporting date.

STOCK BASED COMPENSATION

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123-R, "Share-Based Payment," ("SFAS No. 123-R"). SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plan under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION," as amended. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board administered by Nasdaq) on the date of grant. Accordingly, no share-based compensation was recognized in the financial statements for the three and six months ended June 30, 2005. Under the modified prospective method of adoption for SFAS No. 123-R, the compensation cost recognized by the Company beginning April 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

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

In August 2000, the Company adopted the 2000 Stock Option Plan ("Stock Option Plan"), which was approved by its stockholders in September 2000. The Stock Option Plan provides for the issuance of up to 500,000 options to purchase shares of common stock. Such options can be incentive options or nonstatutory options, and may be granted to employees, directors and consultants. The Stock Option Plan has limits as to the eligibility of those stockholders who own more than 10% of Company stock, as defined. The options granted pursuant to the Stock Option Plan may have exercise prices of no less than 100% of fair market value of the Company's common stock at the date of grant (incentive options), or no less than 75% of fair market value of such stock at the date of grant (nonstatutory). At September 30, 2006, the Company had granted 47,500 options under the 2000 Stock Option Plan of which 15,000 had been forfeited, with 467,500 available for future issuance. All of these options vested prior to the adoption of FAS 123-R.

The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted outside of the Company's Stock Option Plan resulted in an expense of $4,750 for the quarter ended September 30, 2006 and $9,500 for the six month period ended September 30, 2006. This expense was recorded as stock compensation included in payroll and related expenses in the accompanying September 30, 2006 condensed consolidated statement of operations. Share-based compensation recognized as a result of the adoption of SFAS No. 123-R as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123-R use the Binomial Lattice option pricing model for estimating fair value of options granted.

The following table summarizes the effect of share-based compensation resulting from the application of SFAS No. 123-R to options granted:

                                          Three Months Ended   Six Months Ended
                                         September 30, 2006   September 30, 2006

Payroll and related                         $    4,750          $  (9,500)
                                            ==========          =========
Net share-based compensation effect
   in net loss from continuing operations   $    4,750          $  (9,500)
                                            ==========          =========

Basic and diluted loss per common share     $    (0.00)         $   (0.00)
                                            ==========          =========

In accordance with SFAS No. 123-R, the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the six month period ended September 30, 2006 was insignificant.

Pro forma information required under SFAS No. 123 for periods prior to April as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under and outside of the Company's equity incentive plans was as follows:

                                                         Three Months Ended     Six Months Ended
                                                           September 30,          September 30,
                                                               2005                   2005
                                                          --------------          -----------

Net loss as reported                                      $   673,321             $ 1,475,323
   Less: Total stock-based employee compensation
    expense determined under the Binomial Lattice
    option pricing model                                       57,000                  57,000
                                                          -----------             -----------
Pro forma net loss                                        $   730,321             $ 1,532,323
                                                          ===========             ===========

Basic and diluted loss per common share:
   As reported                                            $     (0.04)            $     (0.08)
                                                          ===========             ============
   Pro forma                                              $     (0.04)            $     (0.08)
                                                          ===========             ============

Pro forma compensation expense reported in the above table is generally based on the vesting provisions in the related stock option grants.

Share compensation expense in the three and six months ended September 30, 2006 relates solely to the vesting of existing grants (issued prior to April 1, 2006), the date the Company adopted SFAS No. 123-R.

The following weighted average assumptions were used in the valuation of these instruments.



Annual dividends                                 zero
Expected volatility                               72%
Risk free interest rate                         4.18%
Expected life                               5.0 years

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" described in the SEC's Staff Accounting Bulletin No. 107 due to changes in the vesting terms and contractual life of current option grants compared to the Company's historical grants.

Options outstanding that have vested and are expected to vest as of September 30, 2006 are as follows:

                                                      Weighted
                                         Weighted      Average
                                         Average      Remaining      Aggregate
                             Number of   Exercise    Contractual     Intrinsic
                              Shares      Price     Term in Years    Value (1)
-------------------------  -----------   --------   -------------   ----------

Vested                       7,068,972    $  0.39        5.85       $  117,586
Expected to vest             1,635,088       0.35        4.55       $    6,700
                           -----------                              ----------
     Total                   8,704,060                              $  124,286
                           ===========                              ==========

(1) These amounts represent the difference between the exercise price and $0.25, the closing market price of the Company's common stock on September 30, 2006 as quoted on the Over-the-Counter Bulletin Board under the symbol "AEMD.OB" for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

                                                   Outstanding Options
                                           -------------------------------------
                               Shares                   Weighted       Aggregate
                             Available     Number of     Average       Intrinsic
                             for Grant     Shares     Exercise Price   Value (1)
---------------------------  ---------     ------     --------------  ----------
March 31, 2006                 467,500   9,012,785       $ 0.38       $3,875,498
                                                                      ==========
Grants                              --          --          --
Exercises                           --          --          --
Cancellations                       --     308,725       $ 0.38
                             ----------  ----------
September 30, 2006             467,500   8,704,060       $ 0.38       $  168,954
                             ==========  ==========                   ==========

Options exerciseable at:
March 31, 2006                            7,135,518      $ 0.39
September 30, 2006                        7,068,972      $ 0.39

(1) Represents the difference between the exercise price and the March 31, 2006 or September 30, 2006 market price of the Company's common stock, which was $0.81 and $0.25, respectively.

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

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited. The Company is currently assessing the impact of SFAS No. 155. The adoption of this pronouncement is not expected to have a material impact on its future consolidated financial statements.

In September 2006, the FASB issued SFAS No.157, "FAIR VALUE MEASUREMENTS," which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company's financial position or results of operation.

NOTE 4. NOTES PAYABLE

At September 30, 2006, the Company had $502,500 in principal amount of notes payable outstanding with twelve noteholders.

The Company is currently in default on $502,500 of amounts owed under various unsecured notes payable and is currently seeking other financing arrangements to retire all past due notes. At September 30, 2006 the Company had accrued interest in the amount of $311,847 associated with these defaulted notes payable.

At September 30, 2006, the Company had $1,000,000 in principal amount of convertible notes payable outstanding, net of $748,623 discount, held by four noteholders (the 10% Series A Convertible Notes). The $748,623 discount is comprised of $18,748 in unamortized BCF discount and $729,875 in unamortized discount attributable to the valuation of warrant rights associated with the issuance of the convertible notes.

NOTE 6. EQUITY TRANSACTIONS

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

In July 2006, the Company issued 6,250 shares of restricted common stock at $0.40 per share in payment for investor relations services to the Company valued at $2,500 based on the value of the services.

In July 2006, the Company issued 7,813 shares of restricted common stock at $0.32 per share in payment for investor relations services to the Company valued at $2,500 based on the value of the services.

In July 2006, the Company issued 8,721 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.34 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services.

In July 2006, the Company issued 132,765 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.37 per share in payment for regulatory affairs consulting services to the Company valued at $48,858 based on the value of the services.

In July 2006, the Company issued 14,535 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.34 per share in payment for regulatory affairs consulting services to the Company valued at $5,000 based on the value of the services.

During August 2006, the Company issued 113,235 shares of common stock at prices between $0.26 and $0.27 per share to Fusion Capital under its $6,000,000 common stock purchase agreement for net cash proceeds totaling $30,000. These shares are registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

In August 2006, the Company issued 9,434 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.32 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services.

In August 2006, the Company issued 86,779 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.25 per share in payment for general legal expenses to the Company valued at $22,085 based on the value of the services.

In August 2006, the Company issued 114,132 shares of restricted common stock at $0.20 per share in payment for accrued accounting consulting services provided to the Company by a third party valued at $23,111 based upon he value of the services.

During September 2006, the Company issued 439,936 shares of common stock at prices between $0.25 and $0.26 per share to Fusion Capital under its $6,000,000 common stock purchase agreement for net cash proceeds totaling $110,000. These shares are registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

In September 2006, the Company issued 4,808 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.31 per share in payment for regulatory affairs consulting services to the Company valued at $1,500.

In September 2006, the Company issued 15,723 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.32 per share in payment for regulatory affairs consulting services to the Company valued at $5,000.

In September 2006, the Company issued 9,868 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.30 per share in payment for regulatory affairs consulting services to the Company valued at $3,000.

In September 2006, the Company issued 16,447 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.30 per share in payment for regulatory affairs consulting services to the Company valued at $5,000.

In September 2006, the Company issued 9,733 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.26 per share in payment for regulatory affairs consulting services to the Company valued at $2,550.

NOTE 7. SUBSEQUENT EVENTS

During October 2006, the Company issued 160,932 shares of common stock at $0.25 per share to Fusion Capital under its $6,000,000 common stock purchase agreement for net cash proceeds totaling $40,000. These shares are registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

In October 2006, the Company issued 8,065 shares of restricted common stock at $0.31 per share in payment for investor relations services to the Company valued at $2,500.

In October 2006, the Company issued 8,929 shares of restricted common stock at $0.28 per share in payment for investor relations services to the Company valued at $2,500.

In October 2006, the Company issued 18,797 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.27 per share in payment for regulatory affairs consulting services to the Company valued at $5,000.

In October 2006, the Company issued 11,278 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.27 per share in payment for regulatory affairs consulting services to the Company valued at $3,000.

In October 2006, the Company issued 7,540 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.25 per share in payment for regulatory affairs consulting services to the Company valued at $1,900.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2006 were $534,940 in comparison with $554,386 for the comparable quarter a year ago. The reduction of $19,446, or 3.5% was comprised of increases in Payroll & Related and General & Administrative expenses of $38,889 and $44,267, respectively, offset by a decrease in overall Professional fee expense of $102,601.

Payroll & Related expenses increased by $38,889 or approximately 23% from the prior period one year ago. The primary reason for this was the hiring of a new President in July 2006. General & Administrative expenses increased $44,267 or approximately 38% due to increases in investor conference expense of $20,720, insurance expense of $4,661, license expense of $4,396, equipment expense of $3,151 and other expense of $1,835. Professional Fee expense decreased $102,602, or 38%, as compared to the prior quarter one year ago a result of a $118,860 reduction in scientific consulting fees, an $11,401 decrease in legal expense, a $6,837 reduction in other professional expenses offset by an increase of $34,497 related to investor relations. The large decrease in scientific consulting fees reflects the higher prior period consulting expenses incurred related to the Company's Human Safety Trials conducted in India.

Interest Expense

Interest expense decreased $22,471 or approximately 20%, reflecting the retirement of certain notes payable as compared to the prior quarter one year ago.

Net Loss

The Company recorded a consolidated net loss of $627,654 and $673,321 for the quarters ended September 30, 2006 and 2005, respectively. The decreased net loss of approximately 7% was primarily attributable to a $19,446 reduction in operating expense and a $22,470 reduction in interest expense as described above. In addition, we also saw a reduction in other, non-operating expenses, of $3,750.

Basic and diluted loss per common share were ($0.02) for the three month period ended September 30, 2006 compared to ($0.04) for the same period ended September 30, 2005. This reduction in loss per share was primarily a result of the greater number of common shares outstanding during the three month period ended September 30, 2006, as compared to the three month period ended September 30, 2005.

SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2005

Operating Expenses

Consolidated operating expenses were $1,039,433 for the six months ended September 30, 2005, versus $1,289,455 for the comparable period ended September 30, 2004. The reduction of $250,022, or approximately 19%, is a result of reductions in Professional Fees and General & Administrative expenses of $288,368 and $5,710, respectively, offset by a $44,056 increase in Payroll and Related expenses.

For the comparable six-month periods, Professional Fees decreased $288,368 or approximately 44%, while General and Administrative expenses decreased $5,710 or approximately 2%. These decreases were offset by an increase in Payroll and related expenses of $44,056 or approximately 13%.

The Professional Fee expense decrease is comprised of a reduction in legal fees of $213,133, a reduction in scientific consulting expense of $85,442 and an increase in all other expenses of $10,207. Legal fee expense was higher in the prior period due to the issuance of warrants in settlement of a legal fee obligation. There was no similar issuance in the current fiscal year. Scientific consulting expense decreased because in the prior period the Company was conducting its Human Safety Trials in India.

The General and Administrative expense decrease is comprised of a $67,687 reduction in laboratory supplies and a $13,859 reduction in rental expense offset by increases in investor conference expenses of $45,889, insurance expense of $5,108, license expense of $9,550, office equipment expense of $3,252 and other expense increases of $2,535. The reduced laboratory supplies expense is explained by the higher expenses recognized during the prior six-month period one year ago during the Company's Human Safety Trial in India. Rental expense declined because we are no longer renting the facilities associated with trials conducted in 2005. Investor conference expense increased due to our increased participation in various investor related conferences and programs.

Payroll and related expense increases are comprised of $29,742 primarily as a result of now having a full-time CFO and $23,814 a result of the addition of a new President in July 2006.

Interest Expense

Interest expense increased $25,259 or approximately 14% reflecting the increased outstanding balance of the Company's 10% Series A Convertible Notes a portion of which first originated in July 2005 offset by the retirement of certain other notes payable.

Net Loss

We recorded a consolidated net loss of $1,246,810 and $1,475,323 for the six-month periods ended September 30, 2006 and 2005, respectively. The decrease in net loss was primarily attributable to a net decrease in operating expenses offset slightly by a net increase in interest expense as described above.

Basic and diluted loss per common share were ($0.05) for the six month period ended September 30, 2006 compared to ($0.08) for the same period ended September 30, 2005. This reduction in loss per share was attributable to both the greater number of common shares outstanding during the six month period ended September 30, 2006, as compared to the six-month period ended September 30, 2005, and by the decreased net loss for the six-month period ended September 30, 2006, as compared to the equivalent period one year ago.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. The Company's cash position at September 30, 2006 was $36,959 compared to $836,377, at March 31, 2006, representing a decrease of $799,418. During the six months ended September 30, 2006, operating activities used net cash of $1,064,968 while the Company received $280,003 from the issuance of common stock and purchased $14,454 of new equipment.

During the six month period ended September 30, 2006, net cash used in operating activities primarily consisted of net loss of $1,246,809. Net loss was offset principally by depreciation and amortization of $39,472 plus the fair market value of common stock of $164,458 in payment for services, $109,012 of amortization of debt discount, $9,500 in stock-based compensation offset by a net decrease in accounts payable and other current balance sheet accounts of $140,601.

A decrease in working capital during the six months ended September 30, 2006 in the amount of $697,009 increased the Company's negative working capital position to ($2,617,672) at September 30, 2006 as compared to a negative working capital of ($1,920,663) at March 31, 2006.

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

PLAN OF OPERATION

The Company's current plan of operation is to fund our anticipated increased research and development activities and operations through the common stock purchase agreement in place with Fusion Capital, whereby Fusion Capital has committed to buy up to an additional $6,000,000 of our common stock over a 30-month period, that commenced, at our election, after the SEC declared effective a registration statement under Form SB-2 on December 7, 2004 covering such shares. Through September 30, 2006 the Company had received $1,875,001 and has $4,124,999 remaining available from this agreement. However, no assurance can be given that we will receive any additional funds under our agreement with Fusion Capital. Based on our projections of additional employees and equipment for operations and to complete research, development and testing associated with our Hemopurifier(TM) products, we anticipate that these funds will satisfy our cash requirements, including this anticipated increase in operations, in excess of the next twelve months. However, due to market conditions, and to assure availability of funding for operations in the long term, we may arrange for additional funding, subject to acceptable terms, during the next twelve months.

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

OFF-BALANCE SHEET ARRANGEMENTS

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the three and six month periods ended September 30, 2006 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

In July 2006, the Company issued 6,250 shares of restricted common stock at $0.40 per share in payment for investor relations. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2).

In July 2006, the Company issued 7,813 shares of restricted common stock at $0.32 per share in payment for investor relations. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2).

In August 2006, the Company issued 114,132 shares of restricted common stock at $0.20 per share in payment for accrued accounting services. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2).

In October 2006, the Company issued 8,065 shares of restricted common stock at $0.31 per share in payment for investor relations services. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2).

In October 2006, the Company issued 8,929 shares of restricted common stock at $0.28 per share in payment for investor relations services. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $502,500 have reached maturity and are past due. The Company is continually reviewing other financing arrangements to retire all past due notes. At September 30, 2006 the Company had accrued interest in the amount of $311,847 associated with these notes and accrued liabilities payable.


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

                              AETHLON MEDICAL, INC.

Date: November 13, 2006


BY: /S/ JAMES A. JOYCE                  BY: /S/ JAMES W. DORST
    ---------------------------             ---------------------------
    JAMES A. JOYCE                          JAMES W. DORST
    CHAIRMAN, PRESIDENT AND                 CHIEF FINANCIAL OFFICER
    CHIEF EXECUTIVE OFFICER