Form 10QSB
period 2006-12-31
AETHLON MEDICAL INC
filed 2007-02-14
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2006

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

The number of shares of common stock of the registrant outstanding was 28,382,529 as of February 8, 2007.

                               PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2006                        3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
         AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2006        4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
         MONTHS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE
         PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2006                    5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                       15

ITEM 3.  CONTROLS AND PROCEDURES                                                         19

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                               20

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                     20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                 20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             21

ITEM 5.  OTHER INFORMATION                                                               21

ITEM 6.  EXHIBITS                                                                        21





                                     PART I.
                              FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             AETHLON MEDICAL, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                December 31, 2006
                                  (Unaudited)


                                     ASSETS
Current assets
     Cash                                                          $     44,315
     Prepaid expenses                                                    17,431
                                                                   ------------
                                                                         61,746

Property and equipment, net                                              12,449
Patents and patents pending, net                                        138,778
Other assets                                                             13,200
                                                                   ------------

                                                                   $    226,173
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued liabilities                      $  1,040,611
     Due to related parties                                           1,107,513
     Notes payable, net of discount                                     502,500
     Convertible notes payable, net of discount                         279,016
                                                                   ------------
                                                                      2,929,640
Commitments and Contingencies

Stockholders' Deficit
     Common stock, par value $0.001 per share;
         50,000,000 shares authorized;
         27,670,375 shares issued and outstanding                        27,670
     Additional paid-in capital                                      21,127,046
     Deferred consulting fees                                            (8,167)
     Deficit accumulated during
         development stage                                          (23,850,016)
                                                                   ------------
                                                                     (2,703,467)
                                                                   ------------
                                                                   $    226,173
                                                                   ============

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                       3





                                                       AETHLON MEDICAL, INC.
                                                   (A Development Stage Company)
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              For the Three and Nine Months Ended December 31, 2006 and 2005 and For
                                 the Period January 31, 1984 (Inception) Through December 31, 2006
                                                            (Unaudited)


                                                                                                                 January 31, 1984
                                       Three Months       Three Months       Nine Months        Nine Months          (Inception)
                                           Ended              Ended             Ended               Ended              through
                                       December 31,        December 31,      December 31,       December 31,         December 31,
                                           2006               2005               2006               2005                2006
                                       -------------      -------------      -------------      -------------      --------------
REVENUES

  Grant income                         $          --      $          --      $          --      $          --      $    1,424,012
  Subcontract income                              --                 --                 --                 --              73,746
  Sale of research and development                --                 --                 --                 --              35,810
                                       -------------      -------------      -------------      -------------      --------------
                                                  --                 --                 --                 --           1,533,568

EXPENSES

  Professional Fees                          133,316            221,022            499,964            876,038           5,738,099
  Payroll and related                        220,539            164,955            611,816            512,176           7,857,821
  General and administrative                 111,139            108,037            392,647            395,255           4,824,678
  Impairment                                      --                 --                 --                 --           1,313,253
                                       -------------      -------------      -------------      -------------      --------------
                                             464,994            494,014          1,504,427          1,783,469          19,733,851
                                       -------------      -------------      -------------      -------------      --------------
OPERATING LOSS                              (464,994)          (494,014)        (1,504,427)        (1,783,469)        (18,200,283)
                                       -------------      -------------      -------------      -------------      --------------

OTHER EXPENSE (INCOME)
  Change in fair value of
       warrant liability                          --                 --                 --                 --             360,125
  Interest and other debt expenses            75,765            100,361            283,142            282,479           5,154,594
  Interest income                                 --                 --                 --                 --             (17,415)
  Other                                           --                 --                 --              3,750             152,429
                                       -------------      -------------      -------------      -------------      --------------
                                              75,765            100,361            283,142            286,229           5,649,733
                                       -------------      -------------      -------------      -------------      --------------
NET LOSS                               $    (540,759)     $    (594,375)     $  (1,787,569)     $  (2,069,698)     $  (23,850,016)
                                       =============      =============      =============      =============      ==============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                         $       (0.02)     $       (0.03)     $       (0.07)     $       (0.11)
                                       =============      =============      =============      =============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                        27,174,574         19,486,094         27,174,574         18,744,309
                                       =============      =============      =============      =============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                                                         AETHLON MEDICAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005 (Unaudited) AND
                               FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2006
                                                            (Unaudited)


                                                                                                                 JANUARY 31, 1984
                                                              NINE MONTHS ENDED        NINE MONTHS ENDED            (INCEPTION)
                                                              DECEMBER 31, 2006        DECEMBER 31, 2005              THROUGH
                                                                 (UNAUDITED)              (UNAUDITED)             DECEMBER 31,2006
                                                             --------------------     --------------------     --------------------

Cash flows from operating activities:

      Net loss                                               $         (1,787,569)    $         (2,069,698)    $        (23,850,016)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                                    21,256                   24,597                1,005,249
          Amortization of deferred consulting fees                         36,750                   30,000                  100,833
          Gain of sale of property and equipment                               --                       --                  (13,065)
          Gain on settlement of debt                                           --                       --                 (131,175)
          Loss on settlement of accrued legal liabilities                      --                       --                  142,245
          Stock based compensation                                         23,816                       --                  448,078
          Fair market value of warrants issued in
            connection with accounts payable and debt                          --                       --                2,715,736
          Fair market value of common stock, warrants
          and options issued for services and interest                    195,358                  476,205                3,407,360
          Change in fair value of warrant liability                            --                       --                  360,125
          Amortization of debt discount                                   136,651                  182,419                1,244,676
          Impairment of patents and patents pending                            --                       --                  416,026
          Impairment of goodwill                                               --                       --                  897,227
          Deferred compensation forgiven                                       --                       --                  217,223
          Changes in operating assets and liabilities:
                Prepaid expenses                                           14,791                    3,352                  144,106
                Other assets                                                4,000                   20,050                  (13,200)
                Accounts payable and accrued
                liabilities                                               178,588                  149,735                1,692,538
                Due to related parties                                   (108,000)                  (8,147)               1,364,125
                                                             --------------------     --------------------     --------------------

      Net cash used in operating activities                            (1,284,359)              (1,191,487)              (9,851,909)
                                                             --------------------     --------------------     --------------------

Cash flows from investing activities:

      Purchases of property and equipment                                 (14,454)                  (3,643)                (263,341)
      Patents and patents pending                                          (3,252)                      --                 (367,085)
      Proceeds from the sale of property and equipment                         --                       --                   17,065
      Cash of acquired company                                                 --                       --                   10,728
                                                             --------------------     --------------------     --------------------

      Net cash used in investing activities                               (17,706)                  (3,643)                (602,633)
                                                             --------------------     --------------------     --------------------

Cash flows from financing activities:

      Proceeds from the issuance of notes payable                              --                  100,000                1,710,000
      Principal repayments of notes payable                                    --                  (80,000)                (292,500)
      Proceeds from the issuance of convertible notes
        payable                                                            50,000                1,030,000                2,078,000
      Proceeds from the issuance of common stock                          460,003                  252,600                7,080,088
      Professional fees related to registration statement                      --                       --                  (76,731)
                                                             --------------------     --------------------     --------------------

      Net cash provided by financing activities                           510,003                1,302,600               10,498,857
                                                             --------------------     --------------------     --------------------

Net (decrease)increase in cash                                           (792,062)                 107,470                   44,315

Cash at beginning of period                                               836,377                    8,625                       --
                                                             --------------------     --------------------     --------------------

Cash at end of period                                        $             44,315     $            116,095     $             44,315
                                                             ====================     ====================     ====================

            The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                                                5

                               AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Aethlon Medical, Inc. (the "Company") is a development stage therapeutic device company focused on expanding the applications of its Hemopurifier (R) platform technology, which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. In this regard, the Company's core focus is the development of pathogens targeted as potential biological warfare agents, HIV/AIDS, and Hepatitis C. In pre-clinical testing, the Company has published that its HIV-Hemopurifier(R)removed 55% of HIV from human blood in three hours and in excess of 85% of HIV in twelve hours. Additionally, the HIV-Hemopurifier(R) captured 90% of gp120, a toxic protein that depletes human immune cells, during a one-hour pre-clinical blood study.

The Hemopurifier(R) is in the development stage and significant research and testing are still needed to reach commercial viability. Any resulting medical device or process will require approval by the U.S. Food and Drug Administration ("FDA"), and the Company has not yet begun efforts to obtain FDA approval and such approval may take several years.

The Company is classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP") and has not generated revenues from its principal operations.

The Company's common stock is quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers under the symbol "AEMD.OB".

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2006, which includes audited financial statements and footnotes as of March 31, 2006 and for the years ended March 31, 2005 and 2006.

NOTE 2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced cumulative losses of $23,850,016 for the period from January 31, 1984 (Inception) through December 31, 2006. The Company has not generated significant revenue or any profit from operations since inception. A substantial amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company's current plan of operation is to fund the Company's research and development activities and operations for the near future utilizing its existing financial agreement with Fusion Capital Fund II, LLC ("Fusion Capital"). Through December 31, 2006 the Company had received $1,905,001 and has $4,094,999 remaining available from this agreement. However, no assurance can be given that we will receive any additional funds under our agreement with Fusion Capital. Based on our projections of additional resources required to complete research, development and testing associated with our Hemopurifier(R) products, we anticipate that these funds will satisfy our cash requirements, including this anticipated increase in operations, in excess of the next twelve months.

Based on the Company's projections of working capital required for operations and to complete research, development and testing associated with its Hemopurifier(R) products, the Company anticipates that these funds will satisfy its cash requirement in excess of the next twelve months. No assurance can be given that the Company will receive any additional funds under its agreement with Fusion Capital. However, due to market conditions, and to assure availability of funding for operations in the long term, the Company may arrange for additional funding, subject to acceptable terms, during the next twelve months.

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

Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive. There were 7,450,773 and 10,306,406 potentially dilutive common shares outstanding for the three and nine months ended December 31, 2006, respectively. There were 8,515,903 and 4,812,924 potentially dilutive common shares outstanding for the three and nine months ended December 31, 2005, respectively.

PATENTS

The Company capitalizes the cost of patents, some of which were acquired, and amortizes such costs over the shorter of the remaining legal life or their estimated economic life.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred approximately $308,120 and $635,235 of research and development expenses during the nine months ended December 31, 2006 and 2005, respectively. For the fiscal quarters ended December 31, 2006 and 2005, the Company incurred research and development expenses of approximately $144,301 and $156,947, respectively.

EQUITY INSTRUMENTS FOR SERVICES

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Management believes that no impairment existed at or during the nine months ended December 31, 2006.

BENEFICAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIO" and EITF No. 00-27, "APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS," the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes (or conversion of the notes, if sooner).

DERIVATIVE LIABILITIES

The Company evaluates free-standing instruments (or embedded derivatives) indexed to its common stock to properly classify such instruments within equity or as liabilities in its financial statements, pursuant to the requirements of the EITF No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," EITF No. 01-06, "THE MEANING OF INDEXED TO A COMPANY'S OWN STOCK," EITF No. 05-04, "THE EFFECT OF A LIQUIDATED DAMAGES CLAUSE ON A FREESTANDING FINANCIAL INSTRUMENT SUBJECT TO EITF No. 00-19," and Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," as amended. The Company's policy is to settle instruments indexed to its common shares on a first-in-first-out basis. Based on the Company's evaluation, no derivative liabilities existed at or during the nine months ended December 31, 2006.

CLASSIFICATION OF WARRANT ISSUANCE

In connection with certain convertible notes, the Company has an obligation to issue warrants upon conversion of the notes, which are convertible at any time at the discretion of the noteholders. The obligation to issue the warrants meets the criteria of an embedded derivative to be bifurcated pursuant to SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS No. 133"), as amended. Under this transaction, the Company is obligated to and has registered for resale the common shares underlying the related warrants. At December 31, 2006, the Company has sufficient registered shares to settle the exercise of the related warrants. As a result, at December 31, 2006, the embedded derivative associated with this warrant obligation meets the scope exception of paragraph 11 (a) of SFAS No. 133. If such were not the case, these warrants would need to be classified as a liability. The classification of these warrants is evaluated at each reporting date.

STOCK BASED COMPENSATION

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123-R, "SHARE-BASED PAYMENT." SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured when all granting activities have been completed, generally the grant date, based on the fair value of the award. Prior to April 1, 2006, the Company accounted for awards granted under its equity incentive plan under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION," as amended. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board administered by Nasdaq) on the date of grant. Under the modified prospective method of adoption for SFAS No. 123-R, the compensation cost recognized by the Company beginning April 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and
(b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

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

In August 2000, the Company adopted the 2000 Stock Option Plan ("Stock Option Plan"), which was approved by its stockholders in September 2000. The Stock Option Plan provides for the issuance of up to 500,000 options to purchase shares of common stock. Such options can be incentive options or nonstatutory options, and may be granted to employees, directors and consultants. The Stock Option Plan has limits as to the eligibility of those stockholders who own more than 10% of Company stock, as defined. The options granted pursuant to the Stock Option Plan may have exercise prices of no less than 100% of fair market value of the Company's common stock at the date of grant (incentive options), or no less than 75% of fair market value of such stock at the date of grant (nonstatutory). At December 31, 2006, the Company had granted 47,500 options under the 2000 Stock Option Plan of which 15,000 had been forfeited, with 467,500 available for future issuance. All of these options vested prior to the adoption of FAS 123-R.

The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted outside of the Company's Stock Option Plan resulted in an expense of $14,316 for the quarter ended December 31, 2006 and $23,816 for the nine month period ended December 31, 2006. This expense was recorded as stock compensation included in payroll and related expenses in the accompanying December 31, 2006 condensed consolidated statement of operations. Share-based compensation recognized as a result of the adoption of SFAS No. 123-R as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123-R use the Binomial Lattice option pricing model for estimating fair value of options granted.

The following table summarizes the effect of share-based compensation resulting from the application of SFAS No. 123-R to options granted:

                                         Three Months Ended    Nine Months Ended
                                         December 31, 2006     December 31, 2006

Payroll and related                         $   14,316             $  23,816
                                            ==========             =========
Net share-based compensation effect
   in net loss from operations              $   14,316             $  23,816
                                            ==========             =========

Basic and diluted loss per common share     $    (0.00)            $   (0.00)
                                            ==========             =========


In accordance with SFAS No. 123-R, the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the nine month period ended December 31, 2006 was insignificant.

Pro forma information required under SFAS No. 123 for periods prior to April 1, 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under and outside of the Company's equity incentive plans was as follows:

                                                       Three Months Ended     Nine Months Ended
                                                           December 31,          December 31,
                                                               2005                   2005
                                                          --------------          -----------
Net loss as reported                                      $   594,375             $ 2,069,698
   Less: Total stock-based employee compensation
    expense determined under the Binomial Lattice
    option pricing model                                           --                  57,000
                                                          -----------             -----------
Pro forma net loss                                        $   594,375             $ 2,126,698
                                                          ===========             ===========

Basic and diluted loss per common share:
   As reported                                            $     (0.03)            $     (0.11)
                                                          ===========             ============
   Pro forma                                              $     (0.03)            $     (0.11)
                                                          ===========             ============

Pro forma compensation expense reported in the above table is generally based on the vesting provisions in the related stock option grants.

Share compensation expense in the three and nine months ended December 31, 2006 relates to the vesting of existing grants (issued subsequent to April 1, 2006), the date the Company adopted SFAS No. 123-R and of grants issued during the current fiscal year.

The following weighted average assumptions were used in the valuation of these instruments.

                                                2006                 2005
                                               ------               ------
Annual dividends                                Zero                 Zero
Expected volatility                              89%                  72%
Risk free interest rate                         4.82%                4.18%
Expected life                                 5.0 years            5.0 years


The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" described in the SEC's Staff Accounting Bulletin No. 107 due to changes in the vesting terms and contractual life of current option grants compared to the Company's historical grants.

Options outstanding that have vested and are expected to vest as of December 31, 2006 are as follows:

                                                      Weighted
                                         Weighted      Average
                                         Average      Remaining      Aggregate
                             Number of   Exercise    Contractual     Intrinsic
                              Shares      Price     Term in Years    Value (1)
-------------------------  -----------   --------   -------------   ----------

Vested                       8,369,060   $   0.39        5.58       $  178,029
Expected to vest               835,000       0.25        5.92       $   13,400
                           -----------                              ----------
     Total                   9,204,060                              $  191,429
                           ===========                              ==========

(1) These amounts represent the difference between the exercise price and $0.27, the closing market price of the Company's common stock on December 31, 2006 as quoted on the Over-the-Counter Bulletin Board under the symbol "AEMD.OB" for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

                                                   Outstanding Options
                                           -------------------------------------
                               Shares                   Weighted       Aggregate
                             Available     Number of     Average       Intrinsic
                             for Grant     Shares     Exercise Price   Value (1)
---------------------------  ---------     ------     --------------  ----------
March 31, 2006                 467,500   9,012,785       $ 0.38       $3,875,498
                                                                      ==========
Grants                              --     500,000       $ 0.27
Exercises                           --          --           --
Cancellations                       --    (308,725)      $ 0.38
                             ----------  ----------
December 31, 2006              467,500   9,204,060       $ 0.38       $  191,429
                             ==========  ==========                   ==========

Options exerciseable at:
March 31, 2006                           7,135,518      $ 0.39
December 31, 2006                        8,369,060      $ 0.39

(1) Represents the difference between the exercise price and the March 31, 2006 or December 31, 2006 market price of the Company's common stock, which was $0.81 and $0.27, respectively, for "in the money" options.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109,"Accounting for Income Taxes." FIN No. 48 prescribes a more-likely-than-not recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken (or expected to be taken) in an income tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirement to assess the need for a valuation allowance on net deferred tax assets is not affected by FIN No. 48. This pronouncement is effective for fiscal years beginning after December 31, 2006. Management is in the process of evaluating this guidance, and therefore has not yet determined the impact (if any) that FIN No.48 will have on the Company's financial position or results of operation upon adoption.

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


NOTE 4. NOTES PAYABLE

At December 31, 2006, the Company had $502,500 in principal amount of notes payable outstanding with twelve noteholders.The Company is in default on these notes which are unsecured notes payable and is currently seeking other financing arrangements to retire all past due notes. At December 31, 2006 the Company had accrued interest in the amount of $333,629 associated with these defaulted notes payable.

On December 15, 2006, the Company issued two 10% Convertible Notes ("December 10% Notes") totaling $50,000 to accredited investors. The December 10% Notes accrue interest at a rate of ten percent (10%) per annum and mature on March 15, 2007. Such notes are convertible into shares of restricted common stock at any time at the election of the holder at a fixed conversion price of $0.17 per share for any conversion occurring on or before the maturity date. In addition, upon issuance, the Company issued five-year Warrants ("December 10% Note Warrants") to purchase a number of shares equal to the number of shares into which the December 10% Notes can be converted at a fixed exercise price of $0.17. Additionally, if the December 10% Note Warrants are exercised prior to December 15, 2007, the holder will receive an additional warrant on the same terms as the December 10% Note Warrants on a one to one basis. The warrants can be settled in unregistered shares of common stock. The December 10% Note Warrants have been valued using a Binomial Lattice option pricing model and an associated discount of $15,627, the relative fair value measured at the commitment date, was recorded and presented net against the face amount of the December 10% Notes. The convertible feature of the December 10% Notes provides for an effective conversion rate that is below market value. Pursuant to EITF No. 98-5 and EITF No. 00-27, the Company estimated the fair value of such BCF to be $34,373 and recorded such amount as a debt discount. The discounts associated with the warrants and the BCF are being accreted to interest expense over the term of the December 10% Notes. Total interest expense on the December 10% Notes for amortization of such debt discounts totaled approximately $9,000 for the three month period ended December 31, 2006.

At December 31, 2006, the Company had $1,050,000 in principal amount of convertible notes payable outstanding, net of $770,984 discount, held by six noteholders (four holding 10% Series A Convertible Notes and two holding 10% Convertible Notes). The $770,984 discount is comprised of $28,260 in unamortized BCF discount and $742,724 in unamortized discount attributable to the valuation of warrant rights associated with the issuance of the convertible notes. The common shares underlying these warrants were registered by the Company in January 2006.

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

In April 2006, the Company repaid a $25,000 15% promissory notes, including accrued interest of $18,750, through the issuance of 107,759 restricted common shares at $0.406 per share to an accredited individual investor. There was no gain or loss on the extinguishment.

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

In July 2006, the Company issued 8,721 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.34 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services.

In July 2006, the Company issued 10,684 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.47 per share in payment for regulatory affairs consulting services to the Company valued at $5,000 based on the value of the services.

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

In July 2006, the Company issued 8,721 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.34 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services.

In July 2006, the Company issued 132,765 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.37 per share in payment for regulatory affairs consulting services to the Company valued at $48,858 based on the value of the services.

In July 2006, the Company issued 14,535 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.34 per share in payment for regulatory affairs consulting services to the Company valued at $5,000 based on the value of the services.

During August 2006, the Company issued 113,235 shares of common stock at prices between $0.26 and $0.27 per share to Fusion Capital under its $6,000,000 common stock purchase agreement for net cash proceeds totaling $30,000. These shares are registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

In August 2006, the Company issued 9,434 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.32 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services.

In August 2006, the Company issued 86,779 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.25 per share in payment for general legal expenses to the Company valued at $22,085 based on the value of the services.

In August 2006, the Company issued 114,132 shares of restricted common stock at $0.20 per share in payment for accrued accounting consulting services provided to the Company by a third party valued at $23,111 based upon the value of the services.

During September 2006, the Company issued 439,936 shares of common stock at prices between $0.25 and $0.26 per share to Fusion Capital under its $6,000,000 common stock purchase agreement for net cash proceeds totaling $110,000. These shares are registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

In September 2006, the Company issued 4,808 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.31 per share in payment for regulatory affairs consulting services to the Company valued at $1,500 based on the value of the services.

In September 2006, the Company issued 15,723 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.32 per share in payment for regulatory affairs consulting services to the Company valued at $5,000 based on the value of the services.

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

In September 2006, the Company issued 9,733 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.26 per share in payment for regulatory affairs consulting services to the Company valued at $2,550 based on the value of the services.

During October 2006, the Company issued 201,165 shares of common stock at $0.25 per share to Fusion Capital under its $6,000,000 common stock purchase agreement for net cash proceeds totaling $50,000. These shares are registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

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

In October 2006, the Company issued 18,797 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.27 per share in payment for regulatory affairs consulting services to the Company valued at $5,000 based on the value of the services.

In October 2006, the Company issued 11,278 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.27 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services.

In October 2006, the Company issued 7,540 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.25 per share in payment for regulatory affairs consulting services to the Company valued at $1,900 based on the value of the services.

In November 2006, the Company issued 555,556 shares of restricted common stock at $0.18 per share in exchange for an investment of $100,000. As an inducement the Company also issued five-year warrants to purchase a number of shares equal to the number of restricted shares issued converted at a fixed exercise price of $0.18. Additionally, if the warrants are exercised prior to November 14, 2007, the holder will receive an additional warrant on the same terms as the warrants.

In November 2006, the Company issued 11,905 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.25 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services.

In November 2006, the Company issued 19,841 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.25 per share in payment for regulatory affairs consulting services to the Company valued at $5,000 based on the value of the services.

In December 2006, the Company issued 12,397 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.24 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services.

In December 2006, the Company issued 20,661 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.24 per share in payment for regulatory affairs consulting services to the Company valued at $5,000 based on the value of the services.

In December 2006, the Company issued 40,000 shares of restricted common stock at $0.25 per share in exchange for license and development rights related to certain intellectual property valued at $10,000 based on the fair market value of the the intellectual property license.

During December 2006, the Company issued 118,360 shares of common stock at prices between $0.25 and $0.26 per share to Fusion Capital under its $6,000,000 common stock purchase agreement for net cash proceeds totaling $30,000. These shares are registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

NOTE 6. SUBSEQUENT EVENTS

In January 2007, the Company issued 15,248 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.28 per share in payment for regulatory affairs consulting services to the Company valued at $4,300 based on the value of the services.

In January 2007, the Company issued 10,714 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.28 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services.

In January 2007, the Company issued 125,091 shares of restricted common stock at between $0.24 and $0.31 per share in payment for investor relations services to the Company valued at $32,500 based on the value of the services.

In January 2007, the Company issued 17,857 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.28 per share in payment for regulatory affairs consulting services to the Company valued at $5,000 based on the value of the services.

During January 2007, the Company issued 471,936 shares of common stock at prices between $0.25 and $0.26 per share to Fusion Capital under its $6,000,000 common stock purchase agreement for net cash proceeds totaling $120,000. These shares are registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

During February 2007, the Company issued 110,974 shares of common stock at prices between $0.263 and $0.28 per share to Fusion Capital under its $6,000,000 common stock purchase agreement for net cash proceeds totaling $30,000. These shares are registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of Aethlon Medical's financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by the condensed consolidated (unaudited) financial statements and notes thereto, included in Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

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


THE COMPANY

We are a developmental stage medical device company focused on expanding the applications of our Hemopurifier(R) platform technology which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. As such, we focus on developing therapeutic devices to treat acute viral conditions brought on by pathogens targeted as potential biological warfare agents and chronic viral conditions including HIV/AIDS and Hepatitis-C. The Hemopurifier(R) combines the established scientific technologies of hemodialysis and affinity chromatography as a means to mimic the immune system's response of clearing viruses and toxins from the blood before cell and organ infection can occur. The Hemopurifier(R) cannot cure these afflictions but can lower viral loads and allow compromised immune systems to overcome otherwise serious or fatal medical conditions.


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2005

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2006 were $464,994 in comparison with $494,014 for the comparable quarter a year ago. The reduction of $29,020, or 5.9% was comprised of an increase in Payroll & Related expenses of $55,584 and an increase in general and administrative expenses of $3,102 offset by a decrease in professional fees of $87,706

Payroll & Related expenses increased by $55,584 or approximately 34% from the prior period one year ago. The primary reasons for this include the hiring of a new President in July 2006 combined with increases in the salaries of our Chief Executive and Chief Scientific Officers. General & Administrative expenses increased by $3,102 or approximately 3% due to small decreases in all general expenses offset by a $6,443 increase in employee health insurance premiums. Professional fees decreased $87,706 or approximately 40%, as compared to the prior quarter one year ago a result of a $39,404 reduction in scientific consulting fees, a $75,423 decrease in legal expense, a $22,689 reduction in other professional expenses offset by an increase of $49,812 related to investor relations.


Interest Expense

Interest expense decreased $24,596 or approximately 25% a result of a reduction in the amortization of BCF related to convertible notes in the current quarter as compared to the same quarter one year ago.

Net Loss

The Company recorded a consolidated net loss of $540,759 and $594,375 for the three months ended December 31, 2006 and 2005, respectively. The decreased net loss was primarily attributable to a $29,020 decrease in operating expense combined with a $24,595 decrease in interest expense as noted immediately above.

Basic and diluted loss per common share was ($0.02) for the three month period ended December 31, 2006 compared to ($0.03) for the same period ended December 31, 2005. This reduction in loss per share was a result of the greater number of common shares outstanding during the three month period ended December 31, 2006, as compared to the three month period ended December 31, 2005, combined with the decreased net loss for the three month period ended December 31, 2006, as compared to the three month period ended December 31, 2005.


NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2005

Operating Expenses

Consolidated operating expenses were $1,504,427 for the nine months ended December 31, 2006, versus $1,783,469 for the comparable period ended December 31, 2005. The reduction of $279,042, or approximately 16%, is a result of reductions in professional fees and general & administrative expenses of $376,074 and $2,608, respectively, offset by a $99,640 increase in payroll and related expenses.

For the comparable nine-month periods, professional fees decreased $376,074 or approximately 43%, while general and administrative expenses decreased $2,608 or approximately 1%. These decreases were offset by an increase in payroll and related expenses of $99,640 or approximately 19%.

The professional fee expense decrease is comprised of a reduction in legal fees of $288,556, a reduction in scientific consulting expense of $124,846 and an increase in all other professional expenses of $37,330. Legal fee expense was higher in the prior period due to the issuance of warrants in settlement of a legal fee obligation. There was no similar issuance in the current fiscal year. Scientific consulting expense decreased because in the prior period the Company was conducting its Human Safety Trials in India and had no comparable study in progress for the current nine-month period.

The general and administrative expense decrease is comprised of a $72,844 reduction in laboratory supplies offset by increases in investor conference expenses of $36,958, insurance expense of $11,551 and other expense decreases of $4,758. The reduced laboratory supplies expense is explained by the higher expenses recognized during the prior nine-month period one year ago during the company's Human Safety Trial in India. Investor conference expense increased due to our increased participation in various investor related conferences and programs.

Payroll and related expense increases are a result of having a full-time Chief Financial Officer for the full nine-month period, of the addition of a new President in July 2006 and of salary increases given to our Chief Executive and Chief Scientific Officers beginning in the first quarter of fiscal 2007.

Interest Expense

Interest expense remained essentially unchanged in comparison with the comparable nine-month period one year ago.

Net Loss

We recorded a consolidated net loss of $1,787,569 and $2,069,698 for the nine-month periods ended December 31, 2006 and 2005, respectively. The decrease in net loss was primarily attributable to a net decrease in operating expenses. Basic and diluted loss per common share were ($0.07) for the nine-month period ended December 31, 2006 compared to ($0.11) for the same period ended December 31, 2005. This reduction in loss per share was attributable to both the greater number of common shares outstanding during the nine-month period ended December 31, 2006, as compared to the nine-month period ended December 31, 2005, and by the decreased net loss for the nine-month period ended December 31, 2006, as compared to the equivalent period one year ago.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. The Company's cash position at December 31, 2006 was $44,315 compared to $836,377, at March 31, 2006, representing a decrease of $792,062. During the nine-months ended December 31, 2006, operating activities used net cash of $1,284,359 while the Company received $460,003 from the issuance of common stock and $50,000 from the issuance of convertible notes, purchased $14,454 of new equipment and spent $3,252 on patents pending.

During the nine-month period ended December 31, 2006, net cash used in operating activities primarily consisted of net loss of $1,787,569. Net loss was offset principally by depreciation and amortization of $21,256 plus the fair market value of common stock of $195,358 in payment for services, $136,651 of amortization of debt discount, $23,816 in stock-based compensation and a net increase in accounts payable and other current balance sheet accounts of $89,379.

A decrease in working capital during the nine months ended Decmber 31, 2006 in the amount of $947,231 increased the Company's negative working capital position to ($2,867,894) at December 31, 2006 as compared to a negative working capital of ($1,920,663) at March 31, 2006.

The Company's current deficit in working capital required us to obtain funds in the short-term to be able to continue in business, and in the longer term to fund research and development on products not yet ready for market.
The Company's operations to date have consumed substantial capital without generating revenues, and will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of Hemopurifier(R) products, and to market any of those products that receive regulatory approval. The Company does not expect to generate revenue from operations for the foreseeable future, and its ability to meet its cash obligations as they become due and payable is expected to depend for at least the next several years on its ability to sell securities, borrow funds or a combination thereof. The Company's future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and management's ability to establish collaborative arrangements, effect successful commercialization strategies, marketing activities and other arrangements. The Company expects to continue to incur increasing negative cash flows and net losses for the foreseeable future, and presently requires a minimum of $150,000 per month to sustain operations.

Management does not believe that inflation has had or is likely to have any material impact on the Company's limited operations.

At the date of this filing, we do not have plans to purchase significant amounts of equipment or hire significant numbers of employees prior to successfully raising additional capital.

PLAN OF OPERATION

The Company's current plan of operation is to fund our anticipated increased research and development activities and operations through the common stock purchase agreement in place with Fusion Capital, whereby Fusion Capital has committed to buy up to an additional $6,000,000 of our common stock over a 30-month period, that commenced, at our election, after the SEC declared effective a registration statement under Form SB-2 on December 7, 2004 covering such shares. Through December 31, 2006 the Company had received $1,905,001 and has $4,094,999 remaining available from this agreement. However, no assurance can be given that we will receive any additional funds under our agreement with Fusion Capital. Based on our projections of additional employees and equipment for operations and to complete research, development and testing associated with our Hemopurifier(R) products, we anticipate that these funds will satisfy our cash requirements, including this anticipated increase in operations, in excess of the next twelve months. However, due to market conditions, and to assure availability of funding for operations in the long term, we may arrange for additional funding, subject to acceptable terms, during the next twelve months.

The Company is a development stage medical device company that has not yet engaged in significant commercial activities. The primary focus of our resources is the advancement of our proprietary Hemopurifier(R) platform treatment technology, which is designed to rapidly reduce the presence of infectious viruses and toxins in human blood. Our main focus is to prepare our Hemopurifier(R) to treat HIV/AIDS, Hepatitis-C and Flu Viruses in human clinical trials. The Company is also working to advance pathogen filtration devices to treat infectious agents that may be used in biological warfare and terrorism.

The Company plans to continue our research and development activities related to our Hemopurifier(R) platform technology, with particular emphasis on the advancement of our lead product candidates for the treatment of potential bioterror agents. The Company is in the process of implementing a regulatory strategy for the use of our Hemopurifier(R) for biodefense treatments pursuant to a recent rule implemented by the FDA for medical countermeasures to weapons of mass destruction. Under this rule, in situations where it is deemed unethical to conduct efficacy studies in humans, a treatment can be reviewed for approval on the basis of efficacy in the most relevant animal species and safety data in humans.

The Company expects to outsource research and development in the next twelve months, as required to support our increased research and development effort that will include expanding our goal beyond treating infectious diseases HIV/AIDS and Hepatitis-C and new applications to combat infectious agents that may be used in biological warfare and terrorism. This will involve designing Hemopurifier(R) products that can be rapidly deployed by armed forces as wearable post-exposure treatments on the battlefield, as well as dialysis-based treatments for civilian populations. This will entail developing the new treatment device based on the same proprietary Hemopurifier(R) filtration technology that is utilized in advancing our HIV/AIDS, and Hepatitis-C treatments.

Accordingly, due to this increase in activity during the next twelve months, management anticipates continuing to increase spending on outsourced research and development during this period.

Operations to date have consumed substantial capital without generating revenues, and will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of our Hemopurifier(R) products, as well as market any of those products that receive regulatory approval. The Company does not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as management's ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. The Company expects to continue to incur increasing negative cash flows and net losses for the foreseeable future.

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

The Company believes that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies include our estimates associated with stock purchase warrants issued withnotes payable, beneficial conversion feature of convertible notes payable, impairment of our intangible assets and long lived assets, stock compensation, contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on the Company's future financial conditions or results of operations.

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


ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary. On August 1, 2005 the Company hired a new full-time Chief Financial Officer.

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

In November 2006, the Company issued 555,556 shares of restricted common stock at $0.18 per share in exchange for an investment of $100,000. As an inducement the Company also issued five-year warrants to purchase a number of shares equal to the number of restricted shares issued converted at a fixed exercise price of $0.18. Additionally, if the warrants are exercised prior to November 14, 2007, the holder will receive an additional warrant on the same terms as the warrants. The shares and warrants wereissued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2).

In December 2006, the Company issued 40,000 shares of restricted common stock At $0.25 per share in exchange for license and development rights related to certain intellectual property valued at $10,000. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2).

In January 2007, the Company issued 125,091 shares of restricted common stock at between $0.24 and $0.31 per share in payment for investor relations services to the Company valued at $32,500. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in
Section 4(2).


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $502,500 have reached maturity and are past due. The Company is continually reviewing other financing arrangements to retire all past due notes. At December 31, 2006 the Company had accrued interest in the amount of $333,629 associated with these notes and accrued liabilities payable.

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

Date: February 13, 2007

BY: /S/ JAMES A. JOYCE                  BY: /S/ JAMES W. DORST
    ---------------------------             ---------------------------
    JAMES A. JOYCE                          JAMES W. DORST
    CHAIRMAN, PRESIDENT AND                 CHIEF FINANCIAL OFFICER
    CHIEF EXECUTIVE OFFICER