Form 10KSB
period 2007-03-31
AETHLON MEDICAL INC
filed 2007-07-13
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


                                   (MARK ONE)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                    For the fiscal year ended March 31, 2007

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

The registrant had no revenue for the fiscal year ended March 31, 2007. The aggregate market value of the Common Stock held by non-affiliates was approximately $13,111,389 based upon the closing price of the Common Stock of $0.67, as reported by the NASDAQ Over-the-Counter Bulletin Board ("OTCBB") on June 29, 2007.

The number of shares of the Common Stock of the registrant outstanding as of June 29, 2007 was 32,008,389.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

Forward Looking Statements                                                     1


                                     PART I.


Item 1.    Description of Business                                             1


Item 2.    Description of Property                                             8


Item 3.    Legal Proceedings                                                   8


Item 4.    Submission of Matters to a Vote of Security Holders                 9


                                    PART II.


Item 5.    Market for Registrant's Common Equity and Related Stockholder
              Matters                                                          9


Item 6.    Management's Discussion and Analysis or Plan of Operation          18


Item 7.    Financial Statements                                               34


Item 8.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        34


Item 8A.   Controls and Procedures                                            34


Item 8B.   Other Information                                                  34


                                    PART III.


Item 9.    Directors, Executive Officers, Promoters and Control Persons and
               Corporate Governance; Compliance with Section 16(a) of the
               Exchange Act                                                   35


Item 10.   Executive Compensation                                             40


Item 11.   Security Ownership of Certain Beneficial Owners and Management
               And Related Stockholder Matters                                42


Item 12.   Certain Relationships and Related Transactions
           and Director Independence                                          43


Item 13.   Exhibits                                                           44


Item 14.   Principal Accountant Fees and Services                             47

Signatures                                                                    48
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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

We are a developmental stage medical device company focused on expanding the applications of our Hemopurifier(R) platform technology which is designed to reduce the presence of infectious viruses and other toxins from human blood. As such, we focus on developing therapeutic devices to treat acute viral conditions brought on by pathogens targeted as potential biological warfare agents and chronic viral conditions including HIV/AIDS and Hepatitis-C. The Hemopurifier(R) combines the established scientific technologies of hemodialysis and affinity chromatography as a means to mimic the immune system's response of clearing viruses and toxins from the blood. The Hemopurifier(R) cannot cure these afflictions but can lower viral loads and allow compromised immune systems to overcome otherwise serious or fatal medical conditions.

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

THE HEMOPURIFIER

The Hemopurifier(R) is a broad spectrum platform technology that combines the established scientific methods of hemodialysis (artificial kidneys) and affinity chromatography (a method that allows the selective capture of viruses and related toxins) as a means to augment the natural immune response of clearing infectious virus and toxins from the blood. The therapeutic goal of each Hemopurifier(R) application is to improve patient survival rates by reducing viral load and preserving the immune function. We believe that the Hemopurifier(R) will enhance and prolong the benefit of current infectious disease drug therapies and fill present treatment gap for patients who inevitably become resistant to such therapies. The Hemopurifier(R) is also positioned to treat those infected by biological agents for which there are no effective drug or vaccine treatments. The Hemopurifier(R) is not a substitute for antiviral drug or vaccine therapies, as it is solely positioned to treat drug and vaccine resistant pathogens.

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

The Hemopurifier(R) modifies this process in several ways to provide an efficient method to selectively remove targeted viruses and toxins. First, the pores of the micro-fibers within the Hemopurifier(R) are large enough to allow circulating infectious viruses and toxins to separate from the blood and diffuse through the walls of the fibers. Second, within the cartridge but outside of the fibers the Hemopurifier(R) contains a unique material (the "affinity agent") which selectively binds to the viruses or toxins. Finally, because of the affinity agent's ability to bind to viruses and toxins, there is no need for a separate circulation of a dialysis solution with the Hemopurifier(R). This provides the flexibility to use the Hemopurifier(R) either on kidney dialysis machines (global infrastructure), by employing a simple pump mechanism or using a patient's own blood pressure (in field or military applications).

         INFECTIOUS DISEASE

         The current treatment for viral illnesses include vaccines and antiviral drugs. Vaccines have been the most successful in curing viral diseases (e.g. polio and smallpox). Unfortunately, newly emerging pathogens (e.g. SARS), highly mutable RNA viruses (e.g., HIV and Hepatitis C) and exotic viruses that might be used in terrorist attacks often do not have vaccine treatments. Similarly, antiviral drugs are often useful in controlling viral infections. However, there do not seem to be any general, broad-spectrum antiviral agents similar to penicillin for bacteria and viruses capable of rapidly developing drug resistant mutations. In addition, it generally takes years and millions of dollars to develop vaccine and drug candidates that may or may not be approved by the FDA.

         Our Hemopurifier(R) technology represents a new approach to treating viral diseases. The application is designed to work with current treatments to remove infectious virus, toxic viral proteins and injurious immunological mediators directly from the blood of the patient. By removing circulating virus and toxins the Hemopurifier(R) cartridge prevents virus and toxins from infecting tissues and cells. The device cannot cure HIV and Hepatitis-C but appears to augment the immune response of clearing viruses and toxins from the blood before infection can occur. Scientifically, this action is known as "Fusion Inhibition" since the ability of the virus to enter or fuse with host cells or organs is inhibited.

         The Hemopurifier(R) is positioned as a therapeutic medical device that can be quickly deployed to treat genetically engineered and drug and vaccine resistant biowarfare agents. For example, we demonstrated the ability to rapidly build and test new antibody cartridges upon receipt of an antibody against HIV which was previously untested for its utility as an agent to be immobilized within the Hemopurifier(R) treatment cartridge. The process included the attachment of the antibody to agarose beads to create an affinity or binding solution that was immobilized within the hollow-fiber treatment cartridge as means to capture HIV as it diffused through the fibers. Human blood infected with HIV was then circulated through the cartridge to measure the ability of the Hemopurifier(R) to capture HIV over a range of time periods. Human blood infected with HIV was also circulated through a control cartridge without immobilized antibodies as a means to document an improved ability to capture infectious virus when the immobilized antibody was utilized in the treatment cartridge. Upon completion of the circulation of infected blood, diagnostic studies were conducted to verify the viral capture rate of the Hemopurifier(R) with and without the immobilized antibody. The data was then provided in a confidential report to the antibody manufacturer within ten days of the original receipt of the antibody in our labs.

         BIOLOGICAL WEAPONS

         We are developing treatments to combat infectious agents that may be used in biological warfare and terrorism. We are working to design Hemopurifiers(R) that can be rapidly deployed by armed forces as wearable post-exposure treatments on the battlefield, as well as dialysis-based treatments for civilian populations. We are focusing our bio-defense strategy on treating "Category A" agents, which are considered by the Centers for Disease Control ("CDC") to be the worst bioterrorism threats. These agents include the viruses that cause Smallpox, hemorrhagic fevers such as Ebola and Marburg, the Anthrax toxin, and Botulinum toxin. We have not yet published any data related to the treatment of any "Category A" agent. In March 2007, we submitted an Investigational Device Exemption ("IDE") with the FDA the goal of which is to obtain approval to conduct human safety and, if applicable, animal efficacy trials targeted to a specific bioterror viral agent. We are presently in the process of conducting in-vitro trials to determine the most appropriate "Category A" application.

         MANUFACTURING

         We plan to manufacture a small number of cartridges sufficient to complete clinical trials in our current facilities. Ultimately, we will outsource cartridge manufacturing to a GMP/ISO9001 compliant contract manufacturer. Hemopurifiers(R) to treat pathogens that are bioweapons candidates will be sold directly to the U.S. military and the federal government. Sale of Hemopurifiers(R) to treat chronic viral conditions will be directed through organizations with established distribution channels.

         RESEARCH AND DEVELOPMENT

         In fiscal year 2001, we realigned our research and development activities from developing Hemopurifiers(R) to treat harmful metals to developing Hemopurifiers(R) for the treatment of chronic viral conditions. As a result of this strategic realignment, we initiated the consolidation of all scientific and administrative functions into our San Diego facilities during the fourth quarter of fiscal year 2001. This consolidation was completed during the first quarter of fiscal year 2002 and our facilities in Buffalo, N.Y. were closed. In 2004, we expanded our research effort to include the development of Hemopurifiers(R) to treat acute viral diseases as well as countermeasures against biological weapons. The cost of research and development, all of which has been charged to operations, amounted to approximately $1,429,059 over the last two fiscal years.

         PATENTS

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

         INDUSTRY

         The industry for treating infectious disease is extremely competitive, and companies developing new treatment procedures are faced with severe regulatory challenges. In this regard, only a very small percentage of companies that are developing new treatments will actually obtain approval from the FDA to market their treatments in the United States. Currently, the market for treating chronic and acute viral diseases is comprised of drugs designed to reduce viral load by inhibiting viral replication or by inhibiting viruses from infecting healthy cells. Unfortunately, these drugs are generally toxic, are expensive to develop, and inevitably infected patients will develop viral strains that become resistant to drug treatment. As a result, patients are ultimately left without treatment options.

         COMPETITION

         We are advancing our Hemopurifier(R) technology as a treatment to enhance and prolong current drug therapies by removing the viral strains that cause drug resistance. The Hemopurifier(R) is also designed to prolong life for infected patients who have become drug resistant and have no other treatment options. Therefore, we do not believe that the Hemopurifier(R) competes with the current drug therapy treatment standard. However, if the industry considered the Hemopurifier(R) to be a potential replacement for drug therapy, then the marketplace for the Hemopurifier(R) would be extremely competitive. We are also pursuing the development of Hemopurifiers(R) to be utilized as treatment countermeasures against biological weapons. In this regard, we are targeting the treatment of pathogens, which are microbial organisms that cause disease, in which current treatments are either limited or do not exist. We believe that we are the sole developer of viral filtration systems (Hemopurifiers(R)) to treat chronic viral conditions, acute viral conditions and biological weapons. However, we face competition from the producers of the following alternative treatment options for all market applications.

         ANTIVIRAL DRUGS

         For viral infections, specific antiviral drugs can be effective, but there are none that are effective against a broad-spectrum of infectious virus. At present, only a few antiviral drugs are available to treat the multitude of viruses that could be used as biological weapons. For example, Ribavirin is the treatment of choice for certain viral hemorrhagic fever infections, but has no current application to Ebola and Marburg infections. Newer antiviral drugs have shown some promise in animal models, and limited case reports in humans are encouraging. The lack of broad-spectrum antivirals takes on added significance in light of the ability of many viruses to rapidly develop resistance.

         Current efforts to define the genetic details of normal and pathogenic agents on a molecular level promise the hope of new points of attack. Genomic analysis of viral pathogens and animal models of responses to infection provide valuable information enabling the potential development of novel treatment and prevention strategies. However, even the rapid elucidation of the genetic structure of a specific pathogen does not provide sufficient information to quickly design an effective cure.

         Another approach in drug development is combinatorial chemistry, which provides the ability to rapidly synthesize large libraries of related compounds, many of which are completely new. However, there is still a need to laboriously screen each new compound for efficacy in fighting a particular disease. In that sense, combinatorial drugs confront the same problem as the traditional method of screening of plant and animal extracts for active compounds that block viral or bacterial replication.

         Vaccines

         Historically, the most effective tools in controlling infections have been vaccines. Polio, measles, mumps and many other viral illnesses are now controllable and smallpox has been eradicated from nature. Licensed vaccines for hemorrhagic fever viruses are limited to yellow fever (though others are in the trial phase of approval). Promising vaccines are being tested for some of the other diseases, but research is hampered by the need to conduct the studies in secure laboratories.

         There are other problems with relying on vaccines as our primary protection against a biological weapons attack. While vaccination may be an effective treatment in a military setting, it would be problematic for civilian populations for several reasons:


         o The infectious virus would have to be known prior to vaccine deployment. With the exception of smallpox, post-exposure vaccination is ineffective.

         o Even if a large population could be vaccinated, it would be impossible to vaccinate people against every viral threat.

         o Vaccines are only useful if the viral target has not mutated or been genetically altered.


         Vaccines that are effective and safe are difficult to develop. History has shown that such development can be a slow process and may not even be possible for highly mutable pathogens like HIV and Hepatitis C. Moreover, current vaccine strategies often carry significant risk for complications. For example, the smallpox vaccine, which uses attenuated strains of a live virus, can occasionally cause illness or death by infection from the very organism that usually provides protection.

LICENSING AGREEMENTS

         Effective January 1, 2000, we entered into an agreement with a related party under which an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemopurifier(R) were assigned to us by the inventors in exchange for a royalty to be paid on future sales of the patented product or process and shares of our common stock. On March 4, 2003, the related patent was issued and we issued 196,078 shares of restricted common stock.

         On February 9, 2006, we entered into an option agreement with the Trustees of Boston University which provides for the right to negotiate an exclusive license for a Boston University patent BU05-41, "Method to Prevent Proliferation and Growth of Metastases". It is our intention to effect such license within the term of the option. On February 8, 2007 we entered into an amendment to this agreement to extend its term until August 9, 2007.

         On November 7, 2006 we entered into an assignment agreement with the London Health Science Center Research, Inc. and Thomas Ichim under which an invention and related patent rights for a method to treat cancer were assigned to the Company. The invention provides for the "Depression of anticancer immunity through extracorporeal removal of microvesicular particles" for which a provisional patent application was filed in the United States. The agreement provides that the Company will pay certain patent application and filing costs as well as a 2% royalty on any future net sales.

GOVERNMENT REGULATION

         The Hemopurifier(R) is a medical device subject to extensive and rigorous regulation by FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. Therefore, we cannot assure that our technology will successfully complete any regulatory clinical trial for any of our proposed applications.

         One of the problems facing the FDA is the need to ensure public safety while at the same time preventing unsafe treatments from reaching the public. The balance between these competing pressures has resulted in a long and deliberate process for approving new treatments which is not responsive to the urgent need for new treatments presented in the era of bioterrorism. For most drugs, the principal research and development phases take several years prior to a drug being submitted to the FDA for testing. A clinical research program takes two to ten years, depending on the agent and clinical indication, after which the marketing application review period requires an average of one year. Once a product is approved for market, long-term post-marketing surveillance, inspections, and product testing must be performed to ensure the quality, safety, and efficacy of the product, as well as appropriate product labeling.

         FDA'S PREMARKET CLEARANCE AND APPROVAL REQUIREMENTS. Each medical device we wish to commercialize in the United States will require the filing of a Premarket Approval ("PMA") from FDA. Medical devices are classified into one of three classes--Class I, Class II, or Class III--depending on the degree or risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to FDA a premarket notification requesting permission to commercially distribute the device. Our Hemopurifier(R) has been categorized as a Class III device, requiring premarket approval.

         CLINICAL TRIALS. Clinical trials are almost always required to support an FDA premarket application. In the United States, these trials generally require submission of an application for an Investigational Device Exemption, or IDE, to FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by FDA for a specific number of patients unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trial sites and in accordance with FDA regulations, including but not limited to those relating to good clinical practices. We are also required to obtain patients' informed consent that complies with both FDA requirements and state and federal privacy regulations. We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may not be equivocal or may otherwise not be sufficient to obtain approval of the product. Similarly, in Europe the clinical study must be approved by a local ethics committee and in some cases, including studies with high-risk devices, by the Ministry of Health in the applicable country.

         In March 2007 we submitted an IDE with the FDA the goal of which is to obtain approval to conduct human safety and, if applicable, animal efficacy trials targeted to a specific bioterror viral agent. We are presently in the process of conducting in-vitro trials to determine the most appropriate "Category A" bioterror application. Upon successful completion of the IDE clinical trials, we would anticipate submitting a PMA (see below).

         PREMARKET APPROVAL PATHWAY. A PMA application must be supported by extensive data, including but not limited to technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to FDA's satisfaction the safety and effectiveness of the device.

         After a PMA application is submitted and FDA determines that the application is sufficiently complete to permit a substantive review, FDA will accept the application for review. FDA has 180 days to review an "accepted" PMA application, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside FDA may be convened to review and evaluate the application and provide recommendations to FDA as to the approvability of the device. In addition, FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with quality system regulations. New PMA applications or PMA application supplements are required for significant modification to the manufacturing process, labeling and design of a device that is approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application and may not require as extensive clinical data or the convening of an advisory panel.

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

         After a device receives a PMA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. FDA requires each manufacturer to make this determination initially, but FDA can review any such decision and can disagree with a manufacturer's determination.

         The regulations also require that we report to FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury.

         FRAUD AND ABUSE. We may also directly or indirectly be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General, or OIG, has issued a series of regulations, known as the "safe harbors." These safe harbors set forth provisions that, if met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable element of a safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

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

         We have completed preclinical studies that demonstrate the removal of HIV and Hepatitis C virus from infected human blood. We have also completed initial animal safety studies, limited human safety studies and are presently engaged in the in-vitro testing and clinical planning required to support our recent IDE submission.

PRODUCT LIABILITY

         The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. We have limited clinical trial liability insurance coverage. There can be no assurance that future insurance coverage will be adequate or available. We may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability for mandatory damages could exceed the amount of our coverage. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

SUBSIDIARIES

         We have four dormant wholly-owned subsidiaries, Aethlon, Inc., Cell Activation, Inc., Syngen Research, Inc., and Hemex, Inc.

EMPLOYEES

         At March 31, 2007, we had six full-time employees, comprised of our Chief Executive Officer, our President, our Chief Science Officer, our Chief Financial Officer, and two research scientists. We utilize, whenever appropriate, contract and part time professionals in order to conserve cash and resources. We believe our employee relations are good. None of our employees are represented by a collective bargaining unit.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         We currently rent approximately 3,200 square feet of executive office space and laboratory space at 3030 Bunker Hill Street, Suite 4000, San Diego, California 92109 at the rate of $7,744 per month on a lease that expires on July 12, 2007. The Company is presently negotiating a new lease arrangement with its current landlord and will lease its space on a month to month basis, at the same terms, until such negotiations are completed.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 2, 2007, Aethlon Medical, Inc. (the "Company") held an annual meeting of stockholders at the Company's executive offices for the following purposes: (1) to elect a director slate, (2) ratify the appointment of Squar, Milner, Peterson, Miranda & Williamson, L.L.P ("Squar Milner"), as the Company's independent auditors for the fiscal year ending March 31, 2007, and (3) to approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock from 50,000,000 to 100,000,000. Stockholders holding an aggregate minimum of 21,763,109 shares of Common Stock of the Company voted to elect the Directors, 21,811,789 in favor of ratifying the appointment of Squar Milner as the Company's independent auditors and stockholders holding an aggregate of 8,628,045 shares of Common Stock of the Company, with holders of 12,363,691 non-votes excluded, voting in favor of approving the amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000. The number of shares voting in favor of the three proposals was sufficient for the approval. The number of shares voting against and/or abstaining from the vote were as follows: Proposal 1: 170,021 shares (maximum); Proposal 2: 121,341 shares and Proposal 3: 941,394 shares with 12,363,691 non-votes. The entire proposed slate of Directors was approved by the shareholders.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                                              BID PRICE
                                                      -----------------------
PERIOD                                                 HIGH            LOW
-----------------------------------------------------------------------------

2007:
First Quarter                                         $  0.84       $  0.25

2006:
Fourth Quarter                                           0.34          0.25
Third Quarter                                            0.34          0.19
Second Quarter                                           0.84          0.32
First Quarter                                            0.98          0.26

2005:
Fourth Quarter                                           0.77          0.21
Third Quarter                                            0.25          0.18
Second Quarter                                           0.33          0.22
First Quarter                                            0.52          0.25


         There are approximately 2,100 record holders of our Common Stock at June 29, 2007. The number of registered shareholders includes any beneficial owners of common shares held in street name.

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

         The transfer agent and registrar for our common stock is ComputerShare Trust Company, located at 350 Indiana Street, Suite 800, Golden Colorado 80401; 303-262-0600

RECENT SALES OF UNREGISTERED SECURITIES

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

         From August 8, 2005 through December 14, 2005 the Company received cash investments of $225,000, from an accredited investor (Allan S. Bird) based on agreed upon terms reached on the cash receipt dates. Such investments were documented on November 2, 2005, November 7, 2005 and December 14, 2005 in three 10% Series A Convertible Notes ("Bird Series A Notes"). The Bird Series A Notes accrue interest at a rate of ten percent (10%) per annum and mature on January 2, 2007. The Bird Series A Notes are convertible into shares of restricted common stock at any time at the election of the holder at a conversion price equal to $0.20 per share for any conversion occurring on or prior to the maturity date. In addition, upon conversion, the Company is obligated to issue three-year Warrants (the "Bird Series A Warrants") to purchase a number of shares equal to the number of shares into which the Bird Series A Notes can be converted at an exercise price of $0.20. The Bird Series A Warrants have been valued using a Binomial Lattice option pricing model and an associated discount of $183,000, measured at the commitment dates with the warrants being initially classified as a derivative liability. The derivative liability was reclassified as additional paid in capital upon obtaining an effective registration statement in January 2006 and the discount will be expensed when the warrants are issued when future debt conversions occur. The convertible feature of the Bird Series A Note provides for a rate of conversion that is below market value (Beneficial Conversion Feature or "BCF"). Pursuant to EITF 98-5 and EITF 00-27, the Company has estimated the fair value of such BCF to be $42,000 and records such amount as a debt discount. Such discount is being accreted to interest expense over the term of the Bird Series A Note. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

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

         On or about March 13, 2007, the Company determined that the effectiveness of the registration statement underlying the conversion and warrant shares associated with the Series A Convertible Promissory Notes ("Notes") had lapsed on October 27, 2006. As a result, the Company reversed the effect of the prior registration effectiveness and reduced additional-paid-in-capital by $1,090,000 and recorded a warrant liability of like amount. Between October 27, 2006 and March 22, 2007 (when the debt was effectively extinguished), the Company recorded an additional expense related to the change in the fair value of the associated warrant liability of $1,969,450.

         Effective March 22, 2007, the Company entered into four Allonges (the "Allonges") to the Notes entered into in December 2005 having an aggregate principal amount of $1,000,000 (the "Notes") with the Estate of Allan S. Bird, the Ellen R. Weiner Family Revocable Trust, Claypoole Capital, LLC and Christian
J. Hoffmann III (the "Holders"). Each Holder has qualified as an "accredited investor" as that term is defined in the Securities Act of 1933, as amended (the "Act"). Pursuant to the Allonges, the Company amended and restated the Notes to extend the maturity date of the Notes from January 2, 2007 until January 3, 2008. The Company will also pay all accrued interest, through February 15, 2007 and each calendar quarter thereafter, in the form of units (the "Units")at the rate of $0.20 per Unit (the "Interest Payment Rate"). The Notes are convertible into Units at any time prior to the Maturity Date at the conversion price of $0.20 per Unit (the "Conversion Price"). Each Unit is composed of one share of the Company's Common Stock and one Class A Common Stock Purchase Warrant (the "Class A Warrant"). Each Class A Warrant expires on January 2, 2011 and is exercisable to purchase one share of Common Stock at a price of $0.20 per share (the "Exercise Price"). If the Holder exercises Class A Warrants on or before July 3, 2008, the Company will issue the Holder one Class B Common Stock Purchase Warrant (the "Class B Warrant" and with the Class A Warrant, collectively, the "Warrants") for every two Class A Warrants exercised. Each Class B Warrant has a three-year term and is exercisable to purchase one share of Common Stock at a price equal to the greater of $0.20 per share or 75% of the average of the closing bid prices of the Common Stock for the five trading days immediately preceding the date of the notice of conversion. Pursuant to EITF Issue No. 06-06, and because of the change in the fair value of embedded conversion options as a result of the issuance of Units under the Allonges on March 22, 2007, such issuance was determined to be a substantial change in the Notes resulting in the extinguishment of the Notes as per Accounting Principles Board ("ABP") Opinion No. 26. Therefore on March 22, 2007, the Company recorded a net increase of $270,127 of discount on convertible notes payable, an increase in warrant liability of $1,486,875 and a loss on extinguishment of debt of $1,216,748 (see Note 6 to the consolidated financial statements). Between March 22, 2007 and March 31, 2007, the Company also recorded an additional other expense of $143,125 to record the change in fair value of the warrant liability at March 31, 2007. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

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

         In April 2006, the Company repaid a $25,000 15% promissory notes, including accrued interest of $18,750, through the issuance of 107,759 restricted common shares at $0.41 per share to an accredited individual investor. There was no gain or loss on the extinguishment.

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

         In July 2006, the Company issued 6,250 shares of restricted common stock at $0.31 per share in payment for investor relations services to the Company valued at $2,500 based on the value of the services.

         In July 2006, the Company issued 7,813 shares of restricted common stock at $0.40 per share in payment for investor relations services to the Company valued at $2,500 based on the value of the services.

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

         In July 2006, the Company issued 14,535 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.49 per share in payment for regulatory affairs consulting services to the Company valued at $5,000 based on the value of the services.

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

         In August 2006, the Company issued 114,130 shares of restricted common stock at $0.20 per share in payment for accrued accounting consulting services provided to the Company by a third party valued at $23,111 based upon the value of the services.

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

         In October 2006, the Company issued 16,994 shares of restricted common stock at $0.31 per share in payment for investor relations services to the Company valued at $5,000 based on the value of the services.

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

         In December 2006, the Company issued 40,000 shares of restricted common stock at $0.25 per share in exchange for license and development rights related to certain intellectual property valued at $10,800 based on the fair market value of the the intellectual property license.

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

         During January 2007, the Company issued 782,268 shares of common stock at prices between $0.25 and $0.273 per share to Fusion Capital under its $6,000,000 common stock purchase agreement for net cash proceeds totaling $200,001. These shares were registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

         In February 2007, the Company issued 31,394 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.26 per share in payment for general legal expenses to the Company valued at $8,005 based on the value of the services.

         In February 2007, the Company issued 9,740 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.31 per share in payment for regulatory affairs consultant services to the Company valued at $3,000 based on the value of the services.

         During February 2007, the Company issued 692,751 shares of common stock at prices between $0.28 and $0.32 per share to Fusion Capital under its $6,000,000 common stock purchase agreement for net cash proceeds totaling $199,998. These shares were registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

         In March 2007, the Company issued 15,723 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.32 per share in payment for regulatory affairs consultant services to the Company valued at $5,000 based on the value of the services.

         In March 2007, the Company issued 4,934 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.61 per share in payment for regulatory affairs consultant services to the Company valued at $3,000 based on the value of the services.

         In March 2007, the Company issued 21,078 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.51 per share in payment for regulatory affairs consultant services to the Company valued at $10,750 based on the value of the services.

         In March 2007, the Company issued 8,651 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.58 per share in payment for regulatory affairs consulting services to the Company valued at $5,000 based on the value of the services.

         During March 2007, the Company issued 92,379 shares of common stock at prices between $0.36 and $0.44 per share to Fusion Capital under its $6,000,000 common stock purchase agreement for net cash proceeds totaling $36,745. These shares were registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

         In March 2007, the Company issued 1,333,333 shares of common stock at $0.30 per share to Fusion Capital for net cash proceeds of $400,000. In addition, associated with a Common Stock Purchase Agreement dated March 21, 2007, the Company issued 1,050,000 commitment shares.

                           EQUITY COMPENSATION PLANS

                   SUMMARY EQUITY COMPENSATION PLAN DATA

         The following table sets forth March 31, 2007 information on our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

                                     (a)                      (b)                           (c)

Plan category             Number of securities to     Weighted-average             Number of securities
                          be issued upon exercise     exercise price of            remaining available
                          of outstanding options,     outstanding options,         for future issuance
                          warrants and rights (1)(2)  warrants and rights          under equity
                                                                                   compensation plans
                                                                                   (excluding securities
                                                                                   reflected in column
                                                                                   (a))
Equity compensation
plans approved by
security holders                 32,500                    $2.65                          467,500

Equity compensation
plans not approved by
security holders (1)          9,171,560                    $0.39                            N/A
                             -----------                   ------                         --------
            Totals            9,204,060                    $0.39                          467,500


(1) The description of the material terms of non-plan issuances of equity instruments is discussed in Notes 4, 5 and 6 to the accompanying consolidated financial statements.

(2) Net of equity instruments forfeited, exercised or expired.

2000 STOCK OPTION PLAN

                          Number of
                       securities to be   Weighted average
                         issued upon       exercise price        Number of
                         exercise of       of outstanding        securities
                         outstanding          options,           remaining
                      options, warrants     warrants and       available for
   Plan Category          and rights           rights         future issuance
--------------------- ------------------- ------------------ -------------------
                             (a)                 (b)                (c)
--------------------- ------------------- ------------------ -------------------
Equity compensation
plans approved by
security holders            32,500             $ 2.65             467,500
--------------------- ------------------- ------------------ -------------------
Equity compensation
plans not approved
by security holders           --                 --                  --
--------------------- ------------------- ------------------ -------------------
Total                       32,500             $ 2.65             467,500
--------------------- ------------------- ------------------ -------------------

         Our 2000 Stock Option Plan (the "Plan"), adopted by us in August 2000, provides for the grant of incentive stock options (ISOs") to our full-time employees (who may also be Directors) and nonstatutory stock options ("NSOs") to non-employee Directors, consultants, customers, vendors or providers of significant services. The exercise price of any ISO may not be less than the fair market value of the Common Stock on the date of grant or, in the case of an optionee who owns more than 10% of the total combined voting power of all classes of our outstanding stock, not be less than 110% of the fair market value on the date of grant. The exercise price, in the case of any NSO, must not be less than 75% of the fair market value of the Common Stock on the date of grant. The amount reserved under the Plan is 500,000 options. At March 31, 2007, we had granted 32,500 options under the 2000 Stock Option Plan, with 467,500 available for future issuance.

2003 CONSULTANT STOCK PLAN

--------------------- ------------------- ------------------ -------------------
   Plan Category       Number of shares
                       of common stock    Weighted average    Number of common
                        available for      price of shares    shares remaining
                        issuance under    issued under the     available for
                           the plan             plan          future issuance
--------------------- ------------------- ------------------ -------------------
                             (a)                 (b)                (c)
--------------------- ------------------- ------------------ -------------------
Equity compensation
plans approved by
security holders              --                 --                  --
--------------------- ------------------- ------------------ -------------------
Equity compensation
plans not approved
by security holders       3,000,000            $ 0.31            2,928,935
--------------------- ------------------- ------------------ -------------------
Total                     3,000,000            $ 0.31            2,928,935
--------------------- ------------------- ------------------ -------------------

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

         At March 31, 2007, 71,065 shares of common stock remain to be issued under the 2003 Consultant Stock Plan.

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

         Under the Directors Compensation Program, a newly elected director will receive a one time grant of a non-qualified stock option of 1.5% of the common stock outstanding at the time of election. The options will vest one-third at the time of election to the board and the remaining two-thirds will vest equally at year end over three years. Additionally, each director will also receive an annual $25,000 non-qualified stock option retainer, $15,000 of which is to be paid at the first of the year to all directors who are on the Board prior to the first meeting of the year and a $10,000 retainer will be paid if a director attends 75% of the meetings either in person, via conference call or other electronic means. The exercise price for the options under the Directors Compensation Program will equal the average closing of the last ten (10) trading days prior to the date earned. At March 31, 2007 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors, 3,965,450 options to employee-directors, 308,725 outside directors options had been forfeited and 4,994,550 options remained outstanding.

         STAND-ALONE GRANTS

         From time to time our Board of Directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

         To date we have issued 5,828,158 options (of which 1,573,300 have been exercised or cancelled) outside of both the 2005 Directors Compensation Plan and 2 000 Stock Option Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Operating Expenses

         Consolidated operating expenses were $2,084,254 for the fiscal year ended March 31, 2007, versus $2,094,939 for the comparable period one year ago. The net decrease of ($10,685) was comprised of an increase in payroll expense of $214,021 and general and administrative expense of $8,518, offset by decreases in professional fees and asset impairment charges of ($151,502) and ($81,722), respectively.

         Professional fees decreased by ($151,502). This decrease was primarily a result of a reduction in scientific consulting expense of ($126,736) due to higher costs in the prior fiscal year related to human and animal safety studies conducted by the company. Other decreases in expenses included ($70,622) in legal expense and ($15,109) related to decreases in web development and accounting fees. The decreases noted above were offset by an increase of $60,965 in investor relations expenses due to our senior director of communications being retained for the entire year as well as the addition of a senior director of investor relations both retained on a consulting basis.

         Payroll and related expenses increased by $214,021 as compared to the prior fiscal year. The increase was principally driven by research and development payroll which increased $122,114 due to the hiring of our new president (whose duties are primarily development-related) and a result of increases in senior management salaries. Administrative payroll increased by $38,913 because of salary increases for a senior executive and the employment of our chief financial officer for the entire fiscal year. Stock compensation expense increased $38,132 due to the recognition of expense related to the amortization of stock options vesting during the fiscal year ended March 31, 2007. Finally, due to the general increases in payroll expenses, payroll taxes increased by $14,862.

          General and administrative expenses remained essentially unchanged from the prior year, increasing by $8,518. This increase is comprised of reductions in lab supplies of ($64,239) and other expenses of ($4,337), offset by increases in insurance expense of $44,523 and investor conference expenses of $32,569. Lab supplies decreased because the company incurred significant expenses in the prior fiscal year related to animal and human safety studies. Insurance expense increased primarily due to increases in employee medical insurance expense and against an approximate $17,000 write-off benefit in the prior fiscal year.

Interest and Other Expense

         In the fiscal year ended March 31, 2007, the Company recognized a $1,216,748 non-cash loss on the extinguishment of debt as a result of the issuance of Allonges to the Company's 10% Series A Convertible Notes. In addition the Company recognized $2,112,575 in non-cash expense related to warrant liability revaluation in comparison to the prior fiscal year when $360,125 of non-cash expense was recognized to reflect the change in fair value of the warrants issued related to our 10% Series A Convertible Notes.

         Interest expense decreased by ($59,329) as a consequence of the full amortization of BCF associated with convertible notes outstanding in the prior fiscal year.

         Other expense increased by $205,178 over the prior fiscal year a result of the recognition of approximately $220,000 in liquidated damages associated with the failure to register shares underlying our 10% Series A Convertible Notes and related warrants (see Note 6 to the consolidated financial statements).

PLAN OF OPERATION

         The Company's current plan of operation is to fund our anticipated increased research and development activities and operations for the near future by effecting a new equity line of credit with Fusion Capital and/or by raising funds through the sale of private equity or a combination thereof.
Based on our projections of additional resources required for operations and to complete research, development and testing associated with our Hemopurifier(R) products, we anticipate that these funds will satisfy our cash requirements, including this anticipated increase in operations, in excess of the next twelve months. However, due to market conditions and to assure availability of funding for operations in the long term, we plan to arrange for additional funding, subject to acceptable terms, during the next twelve months.

         The Company is a development stage medical device company that has not yet engaged in significant commercial activities. The primary focus of our resources is the advancement of our proprietary Hemopurifier(R) platform treatment technology, which is designed to rapidly reduce the presence of infectious viruses and toxins in human blood. Our focus is to prepare our Hemopurifier(R) to treat chronic viral conditions, acute viral conditions and viral-based bioterror threats in human clinical trials.

         The Company plans to continue research and development activities related to our Hemopurifier(R) platform technology, with particular emphasis on the advancement of our treatment for "Category A" pathogens as defined by the Federal Government under Project Bioshield and the All Hazards Preparedness Act of 2006. The Company has filed an Investigational Device Exemption ("IDE") with the FDA in order to proceed with Human safety studies of the Hemopurifier(R). Such studies, complemented by planned in-vivo and appropriate animal in-vitro studies should allow the Company to proceed to Premarket Approval ("PMA") process. The PMA process is the last major FDA hurdle in determining the safety and effectiveness of Class III medical Devices (of which the Hemopurifier(R) is one).

         Management anticipates continuing to increase spending on research and development over the next 12 months. Additionally, associated with the Company's anticipated increase in research and development expenditures, we anticipate purchasing additional amounts of equipment during this period to support our laboratory and testing operations. Operations to date have consumed substantial capital without generating revenues, and will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of our Hemopurifier(R) products, as well as market any of those products that receive regulatory approval. The Company does not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as management's ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. The Company expects to continue to incur increasing negative cash flows and net losses for the foreseeable future.

Convertible Notes Payable and Warrants

         Effective March 22, 2007, the Company entered into four Allonges (the "Allonges") to its 10% Series A Convertible Promissory Notes entered into in December 2005 having an aggregate principal amount of $1,000,000 (the "Notes") with the Estate of Allan S. Bird, the Ellen R. Weiner Family Revocable Trust, Claypoole Capital, LLC and Christian J. Hoffmann III (the "Holders"). Each Holder has qualified as an "accredited investor" as that term is defined in the Securities Act of 1933, as amended (the "Act"). Pursuant to the Allonges, the Company amended and restated the Notes to extend the maturity date of the Notes from January 2, 2007 until January 3, 2008. The Company will also pay all accrued interest, through February 15, 2007 and each calendar quarter thereafter, in the form of units (the "Units")at the rate of $0.20 per Unit (the "Interest Payment Rate"). The Notes are convertible into Units at any time prior to the Maturity Date at the conversion price of $0.20 per Unit (the "Conversion Price"). Each Unit is composed of one share of the Company's Common Stock and on Class A Common Stock Purchase Warrant (the "Class A Warrant"). Each Class A Warrant expires on January 2, 2001 and is exercisable to purchase one share of Common Stock at a price of $0.20 per share (the "Exercise Price"). If the Holder exercises Class A Warrants on or before July 3, 2008, the Company will issue the Holder one Class B Common Stock Purchase Warrant (the "Class B Warrant" and with the Class A Warrant, collectively, the "Warrants") for every two Class A Warrants exercised. Each Class B Warrant has a three-year term and is exercisable to purchase one share of Common Stock at a price equal to the greater of $0.20 per share or 75% of the average of the closing bid prices of the Common Stock for the five trading days immediately preceding the date of the notice of conversion. Pursuant to EITF 06-06, and because of the change in the fair value of embedded conversion options as a result of the issuance of Units under the Allonges on March 22, 2007, such issuance was determined to be a sub-stantial change in the Series A Notes resulting in the extinguishment of the Series A Notes as per ABP 26. Therefore on March 22, 2007, the Company recorded a loss on extinguishment of $1,216,748, a net increase of $270,127 of discount on convertible notes payable and an increase in warrant liability of $1,486,875. Between March 22, 2007 and March 31, 2007, the Company also recorded an additional other expense of $143,125 to record the change in fair value of the warrant liability at the end of the fiscal year. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         On March 31, 2007, the Company had $1,000,000 in Notes outstanding, offset by a ($1,000,000) note discount. The discount is associated with the unamortized fair value of warrants attached to the Notes. The discount value will amortize to interest expense over the life of the warrants once they are issued. These 10% Series A Notes were amended on March 22, 2007 as described above (the Allonges).

         On December 15, 2006, the Company issued two 10% Convertible Notes ("December 10% Notes") totaling $50,000 to accredited investors. The December 10% Notes accrue interest at a rate of ten percent (10%) per annum and mature on March 15, 2007. Such notes are convertible into shares of restricted common stock at any time at the election of the holder at a fixed conversion price of $0.17 per share for any conversion occurring on or before the maturity date. In addition, upon issuance, the Company issued five-year Warrants ("December 10% Note Warrants") to purchase a number of shares equal to the number of shares into which the December 10% Notes can be converted at a fixed exercise price of $0.17. Additionally, if the December 10% Note Warrants are exercised prior to December 15, 2007, the holder will receive an additional warrant on the same terms as the December 10% Note Warrants on a one to one basis. The warrants can be settled in unregistered shares of common stock. The December 10% Note Warrants have been valued using a Binomial Lattice option pricing model and an associated discount of $15,627, the relative fair value measured at the commitment date, was recorded and presented net against the face amount of the December 10% Notes. The convertible feature of the December 10% Notes provides for an effective conversion rate that is below market value. Pursuant to EITF No. 98-5 and EITF No. 00-27, the Company estimated the fair value of such BCF to be $34,373 and recorded such amount as a debt discount. The discounts associated with the warrants and the BCF are being accreted to interest expense over the term of the December 10% Notes. Total expense recognized on the December 10% Notes for amortization of such debt discounts totaled $50,000 for the fiscal year ended March 31, 2007.

Notes Payable

         In April 2006, the Company repaid a $25,000 15% promissory notes, including accrued interest of $18,750, through the issuance of 107,759 restricted common shares at $0.406 per share to an accredited individual investor. There was no gain or loss on the extinguishment.

         The Company is currently in default on approximately $502,500 of amounts owed under various unsecured notes payable and accrued liabilities and is currently seeking other financing arrangements to retire all past due notes. At March 31, 2007 the Company had accrued interest in the amount of $355,410 associated with these notes payable.

Securities Issued for Services

         We have issued securities in payment of services to reduce our obligations and to avoid using our cash resources. In the year ended March 31, 2007 we issued 821,996 common shares for services of which 163,779 were unregistered. We issued 1,050,000 restricted common shares as commitment shares related to equity line financing, 114,130 restricted common shares for payment of accrued liabilities, 107,759 for the retirement of notes payable, 163,779 for investor communications services, 40,000 for licensing rights and 30,617 in exchange for the conversion of Warrants. Included in the 821,996 common shares issued for services are 658,217 shares, registered under a Form S-8 registration statement, which were issued as follows:
540,044 for scientific and regulatory consulting and 118,173 for legal expense The average price discount of common shares issued for these services, weighted by the number of shares issued for services in this period, was approximately 9.3%.

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

Securities Issued for Debt

         We have also issued securities for debt to reduce our obligations to avoid using our cash resources. In the fiscal year ended March 31, 2007 we issued 107,759 restricted common shares for repayment in full of notes, including accrued interest. The price discount of the common stock issued for debt was approximately 46.3%

         In the fiscal year ended March 31, 2006 we issued 314,716 restricted common shares for repayment in full of notes, including accrued interest. The price discount of the common stock issued for debt in this period weighted by the number of shares issued for conversion of debt was approximately 70%, primarily to reflect the fact that these common shares were not freely tradable when issued.

Prospects for Debt Conversion

         We seek, where possible, to convert our debt and accounts payable to stock and/or warrants in order to reduce our cash liabilities. Our success at accomplishing this depends on several factors including market conditions, investor acceptance and other factors, including our business prospects.

GOING CONCERN

         Our independent registered public accounting firm has stated in their audit report on our March 31, 2007 consolidated financial statements, that we have a working capital deficiency and a significant deficiency accumulated during the development stage. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Long Lived Assets

         SFAS No.144 ("SFAS 144"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Management noted no indicators requiring review for impairment during the fiscal year ended March 31, 2007.

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

Derivatives

         In the fiscal year ending March 31, 2006, the Company was obligated to register for resale the shares underlying warrants in connection with the issuance of its 10% Series A Convertible Promissory Notes. In accordance with Emerging Issues Task Force ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock," the value of the warrants were recorded as a liability until the registration became effective on January 20, 2006. At that time the Company determined the fair value of these warrants and recorded an additional non-cash expense of $363,875. Coincident with this valuation, the derivative liability balance was reclassified to equity.

         On or about March 13, 2007, the Company determined that the effectiveness of the registration statement underlying the conversion and warrant shares associated with the 10% Series A Promissory Notes had lapsed on October 27, 2006. In accordance with EITF No. 00-19, the Company reversed the accounting effect of the prior registration effectiveness and reduced additional-paid-in-capital by $1,090,000 and recorded a warrant liability of like amount. Between October 27, 2006 and March 22, 2007 (when the debt was effectively extinguished), the Company recorded an additional expense related to the change in the fair value of the associated warrant liability of $1,969,450.

Extinguishment of Debt

         Effective March 22, 2007, the Company entered into four Allonges (the "Allonges") to its 10% Series A Convertible Promissory Notes entered into in December 2005 having an aggregate principal amount of $1,000,000 (the "Notes"). Pursuant to the Allonges, the Company amended and restated the Notes to extend the maturity date of the Notes from January 2, 2007 until January 3, 2008. The Notes are convertible into Units at any time prior to the Maturity Date at the conversion price of $0.20 per Unit (the "Conversion Price"). Each Unit is composed of one share of the Company's Common Stock and on Class A Common Stock Purchase Warrant (the "Class A Warrant"). Each Class A Warrant expires on January 2, 2011 and is exercisable to purchase one share of Common Stock at a price of $0.20 per share (the "Exercise Price"). If the Holder exercises Class A Warrants on or before July 3, 2008, the Company will issue the Holder one Class B Common Stock Purchase Warrant (the "Class B Warrant" and with the Class A Warrant, collectively, the "Warrants") for every two Class A Warrants exercised. Each Class B Warrant has a three-year term and is exercisable to purchase one share of Common Stock at a price equal to the greater of $0.20 per share or 75% of the average of the closing bid prices of the Common Stock for the five trading days immediately preceding the date of the notice of conversion. Pursuant to EITF No. 06-06, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments", such issuance was determined to be a substantial change in the Notes resulting in the extinguishment of the Notes as per ABP No. 26, "Accounting for Early Extinguishment of Debt". Therefore on March 22, 2007, the Company recorded a loss on extinguishment of $1,216,748. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

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

         Small Business Issuers are required to apply SFAS No. 123-R in the first interim or annual reporting period of the registrant's first fiscal year that begins after December 15, 2005. Thus, the Company's consolidated financial statements reflect an expense for (a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased on or after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. The Company adopted SFAS No. 123-R in the first fiscal quarter of 2007. For the fiscal year ended March 31, 2007, the Company recognized $38,132 of share-based compensation.

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

RISKS RELATING TO OUR BUSINESS

         WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

 We have yet to establish any history of profitable operations. We have not had any significant revenues from our principal operations. We have incurred annual operating losses of $2,084,254, $2,094,939 and $2,183,377, respectively, during the past three fiscal years of operation. At March 31, 2007, we had an accumulated deficit of $28,086,992. We have incurred net losses of $6,024,545 and $2,920,183 for the fiscal years ending March 31, 2007 and 2006. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Hemopurifier(R) technology. No assurances can be given when or if this will occur or that we will ever generate revenues or be profitable.

         WE HAVE RECEIVED AN OPINION FROM OUR AUDITORS REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN

         Our independent auditors noted in their report accompanying our consolidated financial statements for our fiscal year ended March 31, 2007 that we had a significant deficit accumulated during the development stage, had a working capital deficit and that a significant amount of additional capital will be necessary to advance the development of our products to the point at which we may become commercially viable and stated that those conditions raised substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements described management's plans to address these matters. We cannot assure you that our business plans will be successful in addressing these issues. This opinion about our ability to continue as a going concern could affect our ability to obtain additional financing at favorable terms, if at all, as such an opinion may cause investors to lose faith in our long term prospects. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

         WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS.

         At March 31, 2007 and 2006, we had a working capital deficit of approximately $7,260,352 and $1,920,000, respectively. The independent auditors' report for the year ended March 31, 2007, includes an explanatory paragraph stating that, among other conditions, our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had a net operating cash flow deficit of $1,718,904 for the fiscal year ended March 31, 2007, a net operating cash flow deficit of $1,584,281 for the year ended March 31, 2006, and for the year ended March 31, 2005 a net operating cash flow deficit of $1,559,366. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we will require additional funds to continue these operations.

         We are presently negotiating with Fusion Capital to effect a new financing facility and are also reviewing other possible financing options. The extent to which we might rely upon Fusion Capital, assuming we can complete the transaction, as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the commercialization or licensing of our Hemopurifier(R) technology or the receipt of grant revenue. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive, if our present grant applications are not fruitful and if we are unable to commercialize and sell our Hemopurifier(R) technology, we will need to secure another source of funding in order to satisfy our working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.

         WE MAY FAIL TO OBTAIN GOVERNMENT CONTRACTS TO DEVELOP OUR HEMOPURIFIER(R) TECHNOLOGY FOR BIODEFENSE APPLICATIONS.

         The U.S. Government has undertaken commitments to help secure improved countermeasures against bioterrorism. To date, we have been unsuccessful in obtaining grant income. As a result, future attempts to obtain grant income from the Federal Government will be sought through direct communication to government health and military agencies, and may include unsolicited proposals to provide the Hemopurifier(R) as a treatment countermeasure.

         At present, the Hemopurifier(R) has not been approved for use by any government agency, nor have we received any contracts to purchase the Hemopurifier(R). Since inception, we have not generated revenues from the sale of any product based on our Hemopurifier(R) technology platform. The process of obtaining government contracts is lengthy with the uncertainty that we will be successful in obtaining announced grants or contracts for therapeutics as a medical device technology. Accordingly, we cannot be certain that we will be awarded any future government grants or contracts utilizing our Hemopurifier(R) platform technology.

         IF THE U.S. GOVERNMENT FAILS TO PURCHASE SUFFICIENT QUANTITIES OF ANY FUTURE BIODEFENSE CANDIDATE UTILIZING OUR HEMOPURIFIER(R) PLATFORM TECHNOLOGY, WE MAY BE UNABLE TO GENERATE SUFFICIENT REVENUES TO CONTINUE OPERATIONS.

         We cannot be certain of the timing or availability of any future funding from the U.S. Government, and substantial delays or cancellations of funding could result from protests or challenges from third parties once such funding is obtained. If we develop products utilizing our Hemopurifier(R) platform technology that are approved by the U.S. Food and Drug Administration (the "FDA"), but the U.S. Government does not place sufficient orders for these products, our future business will be harmed.

         U.S. GOVERNMENT AGENCIES HAVE SPECIAL CONTRACTING REQUIREMENTS, WHICH CREATE ADDITIONAL RISKS.

         Our plan to provide the Hemopurifier(R) as a candidate to treat Certain infectious disease conditions may involve contracts with the U.S. Government. U.S. Government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. Government to unilaterally:

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

         Our competitors are developing vaccine candidates, which could compete with the Hemopurifier(R) medical device candidates we are developing. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases we target that:

         o        are more effective;

         o        have fewer or less severe adverse side effects;

         o        are better tolerated;

         o        are more adaptable to various modes of dosing;

         o        are easier to administer; or

         o are less expensive than the products or product candidates we are developing.

         Even if we are successful in developing effective Hemopurifier(R) products, and obtain FDA and other regulatory approvals necessary for commercializing them, our products may not compete effectively with other successful products. Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Our competitors may succeed in developing and marketing products that are either more effective than those that we may develop, alone or with our collaborators, or that are marketed before any products we develop are marketed.

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

         WE HAVE LIMITED MANUFACTURING EXPERIENCE.

         To achieve the levels of production necessary to commercialize our Hemopurifier(R) products, we will need secure manufacturing agreements with manufacturers which comply with good manufacturing practices standards and other standards prescribed by various federal, state and local regulatory agencies in the U.S. and any other country of use.

         We have limited experience manufacturing products for testing purposes and no experience manufacturing products for large scale commercial purposes. We will likely outsource the manufacture of our Hemopurifier(R) products to third parties operating FDA-certified facilities. To date, we have manufactured devices on a small scale for testing purposes. There can be no assurance that manufacturing and control problems will not arise as we attempt to commercialize our products or that such manufacturing can be completed in a timely manner or at a commercially reasonable cost. Any failure to surmount such problems could delay or prevent commercialization of our products and would have a material adverse effect on us.

         OUR HEMOPURIFER(R) TECHNOLOGY MAY BECOME OBSOLETE.

         Our Hemopurifier(R) products may be made unmarketable by new scientific or technological developments where new treatment modalities are introduced that are more efficacious and/or more economical than our Hemopurifier(R) products. The Homeland Security industry is growing rapidly with many competitors trying to develop products or vaccines to protect against infectious disease. Any one of our competitors could develop a more effective product which would render our technology obsolete.

         OUR USE OF HAZARDOUS MATERIALS, CHEMICALS AND VIRUSES REQUIRE US TO COMPLY WITH REGULATORY REQUIREMENTS AND EXPOSES US TO POTENTIAL LIABILITIES.

         Our research and development involves the controlled use of hazardous materials, chemicals and viruses. The primary hazardous materials include chemicals needed to construct the Hemopurifier(R) cartridges and infected plasma samples used in preclinical testing of the Hemopurifier(R). All other chemicals are fully inventoried and reported to the appropriate authorities, such as the fire department, who inspect the facility on a regular basis. We are subject to federal, state, local and foreign laws governing the use, manufacture, storage, handling and disposal of such materials. Although we believe that our safety procedures for the use, manufacture, storage, handling and disposal of such materials comply with the standards prescribed by federal, state, local and foreign regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We have had no incidents or problems involving hazardous chemicals or biological samples. In the event of such an accident, we could be held liable for significant damages or fines. We currently carry a limited amount of insurance to protect us from these damages. In addition, we may be required to incur significant costs to comply with regulatory requirements in the future.

         WE ARE DEPENDENT FOR OUR SUCCESS ON A FEW KEY EXECUTIVE OFFICERS. OUR INABILITY TO RETAIN THOSE OFFICERS WOULD IMPEDE OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

         Our success depends to a critical extent on the continued services of Our Chairman and Chief Executive Officer, James A. Joyce and our Chief Science Officer, Richard H. Tullis. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The loss of Dr. Tullis could delay the clinical development of our products due to his unique experience with the Hemopurifier(R) technology. The loss of Mr. Joyce would be detrimental to our growth as he possesses unique knowledge of our business model and infectious disease which would be difficult to replace.

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

         We currently have an extremely small staff comprised of six full time employees consisting of our Chief Executive Officer, our President, our Chief Science Officer, our Chief Financial Officer, a research scientist, a research associate, as well as other personnel employed on a contract basis. Although we believe that these employees, together with the consultants currently engaged by our company, will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personal. Competition for these individuals, especially in San Diego where many bio-technology companies are located, is intense and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

         WE PLAN TO GROW RAPIDLY, WHICH WILL PLACE STRAINS ON OUR MANAGEMENT TEAM AND OTHER COMPANY RESOURCES TO BOTH IMPLEMENT MORE SOPHISTICATED MANAGERIAL, OPERATIONAL AND FINANCIAL SYSTEMS, PROCEDURES AND CONTROLS AND TO TRAIN AND MANAGE THE PERSONNEL NECESSARY TO IMPLEMENT THOSE FUNCTIONS. OUR INABILITY TO MANAGE OUR GROWTH COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

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

         OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, INCLUDING OUR U.S. AND INTERNATIONAL PATENTS COULD NEGATIVELY IMPACT OUR PROJECTED GROWTH AND ABILITY TO GENERATE REVENUES AND PROFITS, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

         We rely on a combination of patents, patents pending, copyrights, trademark and trade secret laws, proprietary rights agreements and non-disclosure agreements to protect our intellectual properties. We cannot give you any assurance that these measures will prove to be effective in protecting our intellectual properties.

         In the case of patents, we cannot give you any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents. While we intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States. We can give you no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement. Similarly, we cannot give you any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial. We believe that certain patent applications filed and/or other patents issued more recently will help to protect the proprietary nature of the Hemopurifier(R) treatment technology.

         The Hemopurifier(R) is protected by five issued patents, four of which we own and one in which we own an exclusive license. Two additional patent applications deal with treatments for virus infection and cancer treatment, one of which we own and two of which we own exclusive licenses.

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

         Our pathogen filtration devices, or Hemopurifier(R) products, are subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. The determination of when and whether a product is ready for large scale purchase and potential use will be made by the government through consultation with a number of governmental agencies, including the FDA, the National Institutes of Health, the Centers for Disease Control and Prevention and the Department of Homeland Security. Our product candidates are in the pre-clinical and clinical stages of development and have not received required regulatory approval from the FDA to be commercially marketed and sold. The process of obtaining and complying with FDA and other governmental regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Such regulatory approval (if any) and product development requires several years. Despite the time and expense exerted, regulatory approval is never guaranteed. We also are subject to the following risks and obligations, among others.

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


         DELAYS IN SUCCESSFULLY COMPLETING OUR CLINICAL TRIALS COULD JEOPARDIZE OUR ABILITY TO OBTAIN REGULATORY APPROVAL OR MARKET OUR HEMOPURIFIER(R) PRODUCT CANDIDATES ON A TIMELY BASIS.

         Our business prospects will depend on our ability to complete clinical trials, obtain satisfactory results, obtain required regulatory approvals and successfully commercialize our Hemopurifier(R) product candidates. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

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

         Our development costs will increase if we have material delays in any clinical trial or if we need to perform more or larger clinical trials than planned. If the delays are significant, or if any of our Hemopurifier(R) product candidates do not prove to be safe or effective or do not receive required regulatory approvals, our financial results and the commercial prospects for our product candidates will be harmed. Furthermore, our inability to complete our clinical trials in a timely manner could jeopardize our ability to obtain regulatory approval.

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

         Our previously planned products have not become marketable products due in part to our transition in 2001 from a focus on utilizing our Hemopurifier(R) technology on treating harmful metals to treating infectious diseases prior to our having completed the FDA approval process. Our transition was made in order to focus on larger markets with an urgent need for new treatment and to take advantage of the sense of greater sense of urgency surrounding acute and chronic infectious diseases. Prior to initiating the development of infectious disease Hemopurifiers(R), we successfully completed an FDA approved Phase I human safety trial of a Hemopurifier(R) to treat aluminum and iron intoxication. Since changing the focus to infectious disease research, we have not initiated an FDA approved human clinical trial as the development of the technology is still continuing and will require both significant capital and scientific resources. Our pending products face similar challenges of obtaining successful clinical trials in route to gaining FDA approval prior to commercialization. Additionally, our limited financial resources hinder the speed of our product development.

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

         THE PATENTS WE OWN COMPRISE A MAJORITY OF OUR ASSETS WHICH COULD LIMIT OUR FINANCIAL VIABILITY.

         The Hemopurifier(R) is protected by four issued patents, three of which we own and one which we have an exclusive license. Our exclusive license expires March 2020 and is subject to termination if the inventors have not received a minimum of $15,000 in any year during the term beginning in the second year after the Food & Drug Administration approves the Hemopurifier(R). These patents comprise a majority of our assets. At March 31, 2007, our intellectual property assets comprised 84.08% of our non-current assets, and 23.12% of all assets. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition as a majority of our assets would lose their value. Further, since the financial value of our patents is written down for accounting purposes over the course of their term until they expire, our assets comprised of patents will continually be written down until they lose value altogether.

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

         OUR PRODUCTS MAY BE SUBJECT TO RECALL OR PRODUCT LIABILITY CLAIMS.

         Our Hemopurifier(R) products may be used in connection with medical procedures in which it is important that those products function with precision and accuracy. If our products do not function as designed, or are designed improperly, we may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, or our products are designed inappropriately, we may be subject to lawsuits seeking significant compensatory and punitive damages. The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. We do not have general clinical trial liability insurance coverage. There can be no assurance that future insurance coverage will to be adequate or available. We may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any product recall or lawsuit seeking significant monetary damages may have a material affect on our business and financial condition. Any liability for mandatory damages could exceed the amount of our coverage. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

         POLITICAL OR SOCIAL FACTORS MAY DELAY OR IMPAIR OUR ABILITY TO MARKET OUR PRODUCTS.

         Products developed to treat diseases caused by or to combat the threat of bioterrorism will be subject to changing political and social environments. The political and social responses to bioterrorism have been highly charged and unpredictable. Political or social pressures may delay or cause resistance to bringing our products to market or limit pricing of our products, which would harm our business. Bioterrorism has become the focus of political debates both in terms of how to approach bioterrorism and the amount of funding the government should provide for any programs involving homeland protection. Government funding for products on bioterrorism could be reduced which would hinder our ability to obtain governmental grants.

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

         Our common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. As of June 29, 2007, our average trading volume per day for the past three months was approximately 110,875 shares a day with a high of 583,500 shares traded and a low of 9,000 shares traded. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

         The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended June 29, 2007, the high and low sale prices of a share of our common stock were $0.82 and $0.20, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenues or profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance or rejection of our proprietary technology as viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

         OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN OR CONTROL APPROXIMATELY 32% OF OUR OUTSTANDING COMMON SHARES AS OF JUNE 15, 2006, WHICH MAY LIMIT THE ABILITY OF YOURSELF OR OTHER SHAREHOLDERS, WHETHER ACTING INDIVIDUALLY OR TOGETHER, TO PROPOSE OR DIRECT THE MANAGEMENT OR OVERALL DIRECTION OF OUR COMPANY. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN YOU RECEIVING A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON SHARES.

         As of June 29, 2007, our officers and directors beneficially own or control approximately 32% of our outstanding common shares. These persons will have the ability to control substantially all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

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

         As of June 29, 2007, there are outstanding non-variable priced purchase options and warrants entitling the holders to purchase 24,993,247 common shares at a weighted average exercise price of $0.33 per share. There are 5,294,118 shares underlying promissory notes convertible into common stock at a weighted average exercise price of $ 0.20. The exercise price for all of the aforesaid warrants, may be less than your cost to acquire our common shares. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

         OUR ISSUANCE OF ADDITIONAL COMMON SHARES, OR OPTIONS OR WARRANTS TO PURCHASE THOSE SHARES, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

         We are entitled under our certificate of incorporation to issue up to 100,000,000 shares of common stock. After taking into consideration our outstanding common stock at June 29, 2007, our convertible notes, outstanding options and outstanding warrants we will be entitled to issue up to 37,703,960 additional common shares. Our board may generally issue shares of common stock, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional shares of common stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

         OUR ISSUANCE OF ADDITIONAL COMMON SHARES IN EXCHANGE FOR SERVICES OR TO REPAY DEBT, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS AND COULD HAVE A NEGATIVE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

         Our board may generally issue shares of common stock to pay for debt or services, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. For the past three fiscal years ended March 31, 2007, we issued a total of 2,728,578 shares for debt to reduce our obligations. The average price discount of common stock issued for debt in this period, weighted by the number of shares issued for debt in such period was 53.4%, 69.41% and 46.34% for the years ended 2005, 2006 and 2007. For the past three fiscal years we issued a total of 5,808,939 shares in payment for services. The average price discount of common stock issued for services during this period, weighted by the number of shares issued was 36.0%, 14.86% and 4.54% for the years ended 2005, 2006 and 2007, respectively. It is likely that we will issue additional securities to pay for services and reduce debt in the future. We cannot give you any assurance that we will not issue additional shares of common stock under circumstances we may deem appropriate at the time.

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

         SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         In this document we make a number of statements, referred to as "FORWARD-LOOKING STATEMENTS" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. The safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 does not apply to us. We note, however, that these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", and similar expressions. When reading any forward looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's March 31, 2007 Form 10-KSB. Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, our CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in our internal controls over financial reporting.

CHANGES IN CONTROLS AND PROCEDURES

         There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 8B. OTHER INFORMATION

         On June 13, 2007, upon recommendation of the Compensation Committee, the Board authorized the issuance of stock options to James A. Joyce to purchase 2,500,000 shares of Common Stock at an exercise price of $0.36 per share. The options vest 1,000,000 options at the grant date and 500,000 options on each annual anniversary date ending June 13, 2010. The options expire on June 13, 2017.

                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and Nasdaq. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2007, we believe that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The names, ages and positions of our directors and executive officers as of June 29, 2007 are listed below:

         NAMES                        TITLE OR POSITION                      AGE
         -----------------------------------------------------------------------
         James A. Joyce (1)           Chairman, President, Chief Executive   45
            Officer and Secretary

         Harold H. Handley, PhD (2)   President                              55

         Richard H. Tullis, PhD (3)   Vice President, Chief Science Officer  62
            and Director

         James W. Dorst (4)           Chief Financial Officer                52

         Franklyn S. Barry, Jr.       Director                               67

         Edward G. Broenniman         Director                               70

         (1) Effective June 1, 2001, Mr. Joyce was appointed our President and Chief Executive Officer, replacing Mr. Barry, who continues as a member of the board of directors.

         (2) Effective July 18, 2006, Dr. Handley was appointed President.

         (3) Effective June 1, 2001, Dr. Tullis was appointed as our Chief Science Officer.

         (4) Effective August 1, 2005, Mr. Dorst was appointed Chief Financial Officer.

         Certain additional information concerning the individuals named above is set forth below. This information is based on information furnished us by each individual noted.

Resumes of Management:

         James A. Joyce, Chairman, President and CEO

         Mr. Joyce is the founder of Aethlon Medical, and has been the Chairman of the Board and Secretary since March 1999. On June 1, 2001, our Board of Directors appointed Mr. Joyce with the additional role of CEO. In 1992, Mr. Joyce founded and was the sole shareholder of James Joyce & Associates, an organization that provided management consulting and corporate finance advisory services to CEOs and CFOs of publicly traded companies. Previously, from 1989 to 1991, Mr. Joyce was Chairman and Chief Executive Officer of Mission Labs, Inc. Prior to that Mr. Joyce was a principal in charge of U.S. operations for London Zurich Securities, Inc. Mr. Joyce is a graduate of the University of Maryland.

         Harold H. Handley, Ph.D., President

         Mr. Harold H. Handley has been President of the Company since July 2006. Mr. Handley brings over 20 years experience in management and research in immunology, biotechnology and medical devices. Mr. Handley has authored or co-authored over 20 publications and helped developed 15 patents. Prior to joining Aethlon, Mr. Handley was Executive Vice President and Chief Scientific Officer for Transvivo, Inc., a privately-held company, from 2000 to 2006. From 1996 to 2000, Mr. Handley was Vaccine Program Director for Maxim Pharmaceuticals, Inc. Mr. Handley was a co-founder of Idec Limited Partners, Inc., today known as Biogen Idec, Inc., operating with a market value exceeding $14 billion. (NasdaqGS:BIIB). Mr. Handley holds a Ph.D in Anatomy and Cell Biology from University of Virginia and a B.A. in Zoology from the University of California, Los Angeles.

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

         Franklyn S. Barry, Jr.

         Mr. Barry has over 30 years of experience in managing and building companies. He was President and Chief Executive Officer of Hemex from April 1997 through May 31, 2001 and our President and CEO from March 10, 1999 to May 31, 2001. He became a director of Aethlon Medical on March 10, 1999. From 1994 to April 1997, Mr. Barry was a private consultant. Included among his prior experiences are tenures as President of Fisher-Price and as co-founder and CEO of Software Distribution Services, which today operates as Ingram Micro-D, an international distributor of personal computer products. Mr. Barry serves on the Board of Directors of Merchants Mutual Insurance Company.

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

         Upon the recommendation of our Compensation Committee, in February 2005, we adopted our 2005 Directors Compensation Program (the "Directors Compensation Program") which advances our interest by helping us to obtain and retain the services of outside directors services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. Under the Directors Compensation Program, a newly elected director will receive a one time grant of a non-qualified stock option of 1.5% of the common stock outstanding at the time of election. The options will vest one-third at the time of election to the board and the remaining two-thirds will vest equally at year end over three years. Additionally, each director will also receive an annual $25,000 non-qualified stock option retainer, $15,000 of which is to be paid at the first of the year to all directors who are on the Board prior to the first meeting of the year and a $10,000 retainer will be paid if a director attends 75% of the meetings either in person, via conference call or other electronic means. The exercise price for the options under the Directors Compensation Program will equal the average closing of the last ten (10) trading days prior to the date earned. At March 31, 2007 under the 2005 Directors Compensation Program, we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors for a total of 5,303,275 options, of these 4,994,550 remain outstanding.

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

SCIENCE ADVISORY BOARD

         Each person listed below is a current member of our Science Advisory Board. The role of the Science Advisory Board is to provide scientific guidance related to the development of our Hemopurifier(R) technology. Unlike the members of our Board of Directors, the Science Advisory Board members are not involved in the management or operations of our company. Members of the Science Advisory Board are paid $500 per day for services rendered either on-site or at a mutually agreeable location.

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

CODE OF ETHICS.

         On February 23, 2005, the Board of Directors approved a "Code of Business Conduct and Ethics." Our Code of Business Conduct and Ethics is available on our company website at www.aethlonmedical.com.

ITEM 10. EXECUTIVE COMPENSATION

                            EXECUTIVE COMPENSATION

         The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended March 31, 2007. The following table summarizes all compensation for fiscal year 2007 received by our Chief Executive Officer, and the Company's two most highly compensated executive officers who earned more than $100,000 in fiscal year 2007

                                             SUMMARY COMPENSATION TABLE

                                                                            NON-EQUITY   NONQUALIFIED
                                                                            INCENTIVE    DEFERRED ALL
                                                           STOCK   OPTION     PLAN       COMPENSATION    OTHER
NAMED EXECUTIVE OFFICER                                    AWARDS  AWARDS  COMPENSATION    EARNINGS       COMP.       TOTAL
AND PRINCIPAL POSITION        YEAR  SALARY ($)  BONUS ($)   ($)     ($)        ($)            ($)          ($)         ($)
---------------------------   ----  ----------  ---------  ------  ------  ------------  ------------  ----------   ----------


James A. Joyce          (1)   2007  $ 240,000    $   --    $   --  $   --    $       --    $     --     $   --      $  240,000
CHIEF EXECUTIVE OFFICER

Richard H. Tullis, Ph.D (2)   2007  $ 180,000    $   --    $   --  $   --    $       --    $     --     $   --      $  180,000
VICE PRESIDENT AND CHIEF
SCIENCE OFFICER

James W. Dorst          (3)   2007  $ 150,000    $   --    $   --  $   --    $       --    $     --     $   --      $  150,000
CHIEF FINANCIAL OFFICER


(1) The aggregate number of stock awards and stock option awards issued to Mr. Joyce and outstanding as of March 31, 2007 is 0 and 5,088,243. On June 13, 2007, Mr. Joyce was granted a stock option award to purchase 2,500,000 shares of common stock at an exercise price of $0.36 per share.

(2) The aggregate number of stock awards and stock option awards issued to Dr. Tullis and outstanding as of March 31, 2007 is 0 and 2,014,350.

(3) The aggregate number of stock awards and stock option awards issued to Mr. Dorst and outstanding as of March 31, 2007 is 0 and 500,000.

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

         We entered into an employment agreement with Dr. Tullis effective January 10, 2000. Effective June 1, 2001, Dr. Tullis was appointed our Chief Science Officer of the Company. His compensation under the agreement was modified in June 2001 from $80,000 to $150,000 per year. Effective January 1, 2005 Dr. Tullis' salary was increased from $150,000 to $165,000 per year Under the terms of the agreement, his employment continues at a salary of $165,000 per year for successive one-year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement. Dr. Tullis was granted 250,000 stock options to purchase our common stock in connection the completing certain milestones, such as the initiation and completion of certain clinical trials, the submission of proposals to the FDA and the filing of a patent application. Effective April 1, 2006, Dr. Tullis salary was increased to $180,000 per year.

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

         OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table sets forth certain information concerning stock option Awards granted to our named executive officers.

                           OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
---------------------------------------------------------------------------------------------------
                                                       OPTIONS AWARDS
                          -------------------------------------------------------------------------
                                                           EQUITY
                                                          INCENTIVE
                                                         PLAN AWARDS;
                            NUMBER OF      NUMBER OF      NUMBER OF
                           SECURITIES     SECURITIES     SECURITIES
                           UNDERLYING     UNDERLYING     UNDERLYING
                           UNEXERCISED    UNEXERCISED    UNEXERCISED      OPTION         OPTION
                             OPTIONS        OPTIONS       UNEARNED       EXERCISE      EXPIRATION
NAME                       EXERCISABLE   UNEXERCISABLE     OPTIONS         PRICE          DATE
- ------------------------- -------------- -------------- -------------- -------------- -------------
                               (#)            (#)            (#)            ($)

James A. Joyce            1,115,550(1)        --             --            $0.38        02/23/10
                            557,775(1)        --             --            $0.38        12/31/10
                            557,775(1)        --             --            $0.38        12/31/11
                          2,857,143(1)        --             --            $0.21        09/09/15

Richard H. Tullis            30,000(1)        --             --            $2.56        12/31/10
                            250,000(1)        --             --            $1.90        03/12/12
                            867,175(1)        --             --            $0.38        02/23/10
                            433,588(1)        --             --            $0.38        12/31/10
                            433,587(1)        --             --            $0.38        12/31/11

James W. Dorst              165,000(2)      335,000          --            $0.23        08/01/08

Harold H. Handley              --           500,000(3)       --            $0.27        10/02/16

(1) This option was fully vested as of March 31, 2007. (2) 165,000 options vest each year on August 1 starting August 1, 2006. (3) 165,000 options vest each year on July 18 starting July 18, 2007.

                                                           STOCK AWARDS
                               ---------------- ----------------- ---------------- -----------------
                                                                                        EQUITY
                                                                      EQUITY        INCENTIVE PLAN
                                                                  INCENTIVE PLAN    AWARDS: MARKET
                                                                  AWARDS: NUMBER   OR PAYOUT VALUE
                                  NUMBER OF                         OF UNEARNED      OF UNEARNED
                                  SHARES OR     MARKET VALUE OF    SHARES, UNITS    SHARES, UNITS
                               UNITS OF STOCK   SHARES OR UNITS      OR OTHER      OR OTHER RIGHTS
                                THAT HAVE NOT    THAT HAVE NOT      RIGHTS THAT     THAT HAVE NOT
NAME                               VESTED            VESTED       HAVE NOT VESTED       VESTED
----------------------------- ---------------- ----------------- ---------------- -----------------
                                     (#)              ($)               (#)              ($)

James A. Joyce                       --               $ --              --               $ --
Richard H. Tullis, Ph.D              --               $ --              --               $ --
James W. Dorst                       --               $ --              --               $ --
Harold H. Handley                    --               $ --              --               $ --


OPTION GRANTS TO EXECUTIVE OFFICERS IN 2007

There were 500,000 stock options granted to our President, Dr. Harold H.
Handley. No options were granted to our Chief Executive Officer, Chief Operating
Officer or Chief Financial Officer in fiscal year 2007.

DIRECTOR COMPENSATION

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended March 31, 2007.

                                                                  Change in
                                                                   Pension
                         Fees                                       Value
                         Earned                                      and
                          or                       Non-Equity    Nonqualified
                         Paid                       Incentive      Deferred       All
                          in      Stock   Option      Plan       Compensation    Other
                         Cash    Awards   Awards   Compensation    Earnings    Compensation   Total
Name                      ($)      ($)      ($)        ($)           ($)           ($)         ($)
-----------------------  ------  -------  -------  ------------  ------------  ------------  --------
James A. Joyce (1)         --      --        --         --            --            --          --
-----------------------  ------  -------  -------  ------------  ------------  ------------  --------
Richard Tullis (2)         --      --        --         --            --            --          --
-----------------------  ------  -------  -------  ------------  ------------  ------------  --------
Franklyn Barry (3)         --      --        --         --            --            --          --
-----------------------  ------  -------  -------  ------------  ------------  ------------  --------
Edward Broenniman (4)      --      --        --         --            --            --          --
-----------------------  ------  -------  -------  ------------  ------------  ------------  --------

(1) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2007 are 0 and 5,088,243.

(2) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2007 are 0 and 2,014,350.

(3) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2007 are 0 and 516,417.

(4) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2007 are 0 and 520,050.

Directors Compensation Program

Under the Directors Compensation Program, adopted by us in February 2005, a newly elected director will receive a one time grant of a non-qualified stock option of 1.5% of the common stock outstanding at the time of election. The options will vest one-third at the time of election to the board and the remaining two-thirds will vest equally at year end over three years. Additionally, each director will also receive an annual $25,000 non-qualified stock option retainer, $15,000 of which is to be paid at the first of the year to all directors who are on the Board prior to the first meeting of the year and a $10,000 retainer will be paid if a director attends 75% of the meetings either in person, via conference call or other electronic means. The exercise price for the options under the Directors Compensation Program will equal the average closing of the last ten (10) trading days prior to the date earned. At March 31, 2007 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors for a total of 5,303,275 options, of which 4,994,550 remained outstanding. A portion of the employee-director options were awarded in recognition of prior employment efforts. Since inception of the Program, the Company has not paid any non-qualified stock option retainers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of June 29, 2007, information with respect to the shares of Common Stock beneficially owned by (i) each director nominee; (ii) each person (other than a person who is also a director nominee) who is an executive officer; and (iii) all executive officers and directors as a group. The term "executive officer" is defined as the President/Chief Executive Officer, Secretary, Chief Financial Officer/Treasurer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for the Company. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, excepted where otherwise noted:

AMOUNT AND NATURE OF                   PERCENT OF
TITLE OF CLASS                             NAME                        BENEFICIAL OWNERSHIP(1)(2)      CLASS
--------------         --------------------------------------------    --------------------------    ----------

Common Stock           James A. Joyce, Chief Executive Officer and
                       Director                                            6,688,243 shares(3)           21%
                       3030 Bunker Hill Street, Suite 4000,
                       San Diego, CA 92109

Common Stock           Richard H. Tullis, Chief Scientific Officer
                       and Director                                        2,072,350 shares(4)            6%
                       3030 Bunker Hill Street, Suite 4000,
                       San Diego, CA 92109

Common Stock           Franklyn S. Barry, Director
                       3030 Bunker Hill Street, Suite 4000,                523,010 shares(5)              2%
                       San Diego, CA 92109

Common Stock           Edward G. Broenniman, Director
                       3030 Bunker Hill Street, Suite 4000,                655,924 shares(6)              2%
                       San Diego, CA 92109

Common Stock           James W. Dorst, Chief Financial Officer
                       3030 Bunker Hill Street, Suite 4000,                330,000 shares(7)              1%
                       San Diego, CA 92109

Common Stock           Harold H. Handley, President
                       3030 Bunker Hill Street, Suite 4000,                165,000 shares(8)              *
                       San Diego, CA 92109

All Current
Directors and
Executive Officers
as a Group (6                                                              10,434,527 Shares              32%
members)

*Less than 1%.

1. Based on 32,008,765 shares of Common Stock outstanding on the transfer records as of June 15, 2007.

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

3. Includes 2,231,100 stock options exercisable at $0.38 per-share, 2,857,143 stock options exercisable at $0.21 per share and 1,000,000 stock options exercisable at $0.36 per share.

4. Includes 250,000 stock options exercisable at $1.90 per share, 30,000 stock options exercisable at $3.00 per share and 1,734,350 stock options exercisable at $0.38 per share.

5. Includes 1,867 stock options exercisable at $1.84 per share and 514,550 stock options exercisable at $0.38 per share.

6. Includes 2,500 stock options exercisable at $3.75 per share, 3,000 stock options exercisable at $1.78 per share and 514,550 stock options exercisable at $0.38 per share.

7. Includes 165,000 vested stock options and 165,000 stock options vesting August 1, 2007, all stock options exercisable at $0.23 per share.

8. Includes 165,000 stock options vesting July 18, 2007, exercisable at $0.27 per share.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On September 9, 2005, as previously disclosed on Form 8-K, we issued a stock option to acquire 2,857,143 stock option to our CEO and Chairman, James A. Joyce, in satisfaction of $300,000 in previously accrued payroll expense. These non interest-bearing liabilities have been included as due to related parties in the accompanying financial statements.

ITEM 13. EXHIBITS

The following documents are filed as part of this report on Form 10-KSB:

1. Consolidated Financial Statements for the periods ended March 31, 2007 and 2006:

                    Report of Independent Registered Public Accounting Firm Consolidated Balance Sheet
                    Consolidated Statements of Operations
                    Consolidated Statements of Cash Flows
                    Consolidated Statements of Stockholders' Deficit
                    Notes to Consolidated Financial Statements
2. Exhibits

         3.1      Articles of Incorporation of Aethlon Medical, Inc. (1)

         3.2      Bylaws of Aethlon Medical, Inc. (1)

         3.3 Certificate of Amendment of Articles of Incorporation dated March 28, 2000 (2)

         3.4 Certificate of Amendment of Articles of Incorporation dated June 13, 2005(3)

         3.5 Certificate of Amendment of Articles of Incorporation dated March 6, 2007 (22)

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

         10.37 10% Series A Convertible Note by and between Aethlon Medical, Inc. and Claypoole Capital, LLC(18)

         10.38    Form of Warrant for additional Series A Convertible
                  Noteholders(18)

         10.39 Form of Registration Rights Agreement for additional Series A Convertible Noteholders(18)

         10.40 Option Agreement by and between Aethlon Medical, Inc. and Trustees of Boston University(19)

         10.41    Warrant for the benefit of Fusion Capital Fund II, LLC(20)

         10.42 Common Stock Purchase Agreement by and between Aethlon Medical, Inc. and Fusion Capital Fund II, LLC dated March 21, 2007*

         10.43 Registration Rights Agreement by and between Aethlon Medica, Inc. and Fusion Capital Fund II, LLC dated March 21, 2007*

         10.44 Form of Allonge to 10% Series A Convertible Notes dated March 5, 2007 by and between Aethlon Medical, Inc. and Christian Hoffman III*

         10.45 Form of Allonge to 10% Series A Convertible Notes dated March 5, 2007 by and between Aethlon Medical, Inc. and Joel S. Aronson, Patricia Green, Christina J. Bird, Co-Executor of the Estate of Allan S. Bird*

         10.46 Form of Allonge to 10% Series A Convertible Notes dated March 5, 2007 by and between Aethlon Medical, Inc. and Claypoole Capital, LLC*

         10.47 Form of Allonge to 10% Series A Convertible Notes dated March 5, 2007 by and between Aethlon Medical, Inc. and Ellen R. Weiner Family Revocable Trust*

         14       Code of Ethics*

         21       List of subsidiaries (21)

         23.1 Consent of Independent Registered Public Accounting Firm (Squar, Milner, Peterson, Miranda & Williamson, LLP) *

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

         99.1     Resignation Letter dated June 28, 2006 from Calvin Leung

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

(18) Filed with the Company's Registration Statement on Form SB-2 (File No. 333-130915) filed on January 9, 2006 and incorporated by reference.

(19) Filed with the Company's Current Report on Form 8-K filed on February 23, 2006 and incorporated by reference.

(20) Filed with the Company's Current Report on Form 8-K filed on April 4, 2006 and incorporated by reference.

(21) Filed with the Company's Registration Statement on Form SB-2 filed on July 7, 2004 and incorporated by reference.

(22) Filed with the Company's Current Report on form 8-K dated March 7, 2007 and incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson LLP ("Squar Milner") for the annual audit of our consolidated financial statements as of and for the fiscal years ended March 31, 2007, and 2006 and fees billed for other services rendered by Squar Milner during such years:

                                      Fiscal Years Ended March 31,
                                        2007                2006
                                      -------             -------

         Audit Fees                    $93,000           $86,000
         Audit Related Fees             35,625            47,050
         Tax Fees                         -                  -
         All Other Fees                   -                  -
                                      ---------------------------
                                      $128,625          $123,050
                                      ===========================

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

         Our audit committee of the Board of Directors is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditor.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of July, 2007.


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


       SIGNATURE                         TITLE                     DATE
       ---------                         -----                     ----

/S/ JAMES A. JOYCE                CHAIRMAN OF THE BOARD        JULY 13, 2007
-------------------------
    JAMES A. JOYCE

/S/ FRANKLYN S. BARRY, JR.        DIRECTOR                     JULY 13, 2007
--------------------------
    FRANKLYN S. BARRY, JR.

/S/ EDWARD G. BROENNIMAN          DIRECTOR                     JULY 13, 2007
--------------------------
    EDWARD G. BROENNIMAN

/S/ RICHARD H. TULLIS             DIRECTOR                     JULY 13, 2007
-------------------------
    RICHARD H. TULLIS

                               AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007



                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm.................... F-1

Consolidated Balance Sheet ................................................ F-2

Consolidated Statements of Operations ..................................... F-3

Consolidated Statements of Stockholders' Deficit........................... F-4

Consolidated Statements of Cash Flows ..................................... F-15

Notes to Consolidated Financial Statements................................. F-17

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aethlon Medical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Aethlon Medical, Inc. and Subsidiaries (the "Company"), a development stage company, as of March 31, 2007 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended and for the period from January 31, 1984 (Inception) to March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aethlon Medical, Inc. and Subsidiaries as of March 31, 2007 and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended and for the period from January 31, 1984 (Inception) to March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered continuing losses from operations, is in default on certain debt, has negative working capital of approximately $7,260,000 and a deficit accumulated during the development stage of approximately $28,087,000 at March 31, 2007. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Financial Accounting Standards Board No. 123-R, Share Based Payment.

                  /S/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

                  JULY 12, 2007

                  NEWPORT BEACH, CALIFORNIA


--------------------------------------------------------------------------------------------
                                      AETHLON MEDICAL, INC.
                               (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                       MARCH 31, 2007
--------------------------------------------------------------------------------------------

                                           ASSETS

CURRENT ASSETS
                      Cash                                                     $    440,106
                      Prepaid expenses                                                4,570
                                                                               ------------

TOTAL CURRENT ASSETS                                                                444,676

NON-CURRENT ASSETS
                      Property and equipment, net                                    13,662
                      Patents, net                                                  141,820
                      Deposits                                                       13,200
                                                                               ------------

TOTAL ASSETS                                                                   $    613,358
                                                                               ============


                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
                      Accounts payable and accrued liabilities                 $  1,374,079
                      Due to related parties                                      1,088,999
                      Notes payable                                                 502,500
                      Convertible notes payable, net of discounts                    50,000
                      Warrant obligation                                          4,689,450
                                                                               ------------

TOTAL CURRENT LIABILITIES                                                         7,705,028
                                                                               ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIT
                      Common stock, par value of $0.001, 100,000,000 shares
                        authorized; 31,912,153 issued and outstanding                31,912
                      Additional paid-in capital                                 20,963,410
                      Deficit accumulated during the development stage          (28,086,992)
                                                                               ------------

TOTAL STOCKHOLDERS' DEFICIT                                                      (7,091,670)
                                                                               ------------
                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $    613,358
                                                                               ============

--------------------------------------------------------------------------------------------
              SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                            F-2







----------------------------------------------------------------------------------------------------------
                                           AETHLON MEDICAL, INC.
                                       (A Development Stage Company)
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE YEARS ENDED MARCH 31, 2007 AND 2006 AND
                     FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2007
----------------------------------------------------------------------------------------------------------
                                                                                         JANUARY 31, 1984
                                                                                       (INCEPTION) THROUGH
                                                       2007                2006           MARCH 31, 2007
                                                  --------------------------------------------------------

Grant income                                      $         --         $         --         $  1,424,012
Subcontract income                                          --                   --               73,746
Sale of research and development                            --                   --               35,810
                                                  --------------------------------------------------------
                                                            --                   --            1,533,568

OPERATING EXPENSES
 Professional fees                                     700,092              851,594            5,938,227
 Payroll and related                                   889,192              675,171            8,135,197
 General and administrative                            494,970              486,452            4,927,001
 Impairment                                                 --               81,722            1,313,253
                                                  --------------------------------------------------------
                                                     2,084,254            2,094,939           20,313,678
                                                  --------------------------------------------------------
OPERATING LOSS                                      (2,084,254)          (2,094,939)         (18,780,110)

OTHER (INCOME) EXPENSE
Loss on extinguishment of debt                       1,216,748                   --            1,216,748
Change in fair value of warrant liability            2,112,575              360,125            2,472,700
Interest expense                                       390,968              450,297            5,262,420
Interest income                                             --                   --              (17,415)
Other                                                  220,000               14,822              372,429
                                                  --------------------------------------------------------
                                                     3,940,291              825,244            9,306,882
                                                  --------------------------------------------------------

NET LOSS                                          $ (6,024,545)        $ (2,920,183)        $(28,086,992)
                                                  ========================================================

Basic and diluted net loss per share
  attributable to common stockholders             $      (0.22)        $      (0.15)
                                                  ==================================

Weighted average number of common
  shares outstanding                                26,937,727           19,551,501
                                                  ==================================

----------------------------------------------------------------------------------------------------------
                      SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                     F-3







-----------------------------------------------------------------------------------------------------------------------------------
                                                        AETHLON MEDICAL, INC.
                                                    (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                           FOR THE YEARS ENDED MARCH 31, 2007 AND 2006 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2007
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
                                                    (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED MARCH 31, 2007 AND 2006 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2007
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
                                                    (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED MARCH 31, 2007 AND 2006 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2007
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         DEFICIT
                                                                                                        ACCUMULATED       TOTAL
                                                     COMMON STOCK          ADDITIONAL     DEFERRED        DURING       STOCKHOLDERS'
                                              --------------------------    PAID IN      CONSULTING     DEVELOPMENT       EQUITY
                                                 SHARES        AMOUNT       CAPITAL         FEES           STAGE         (DEFICIT)
                                              ------------  ------------  ------------   ------------   ------------   ------------
Other warrant transactions                              --            --       (32,715)            --             --        (32,715)

Net loss                                                --            --            --             --     (3,995,910)    (3,995,910)
                                              ------------  ------------  ------------   ------------   ------------   ------------

BALANCE - MARCH 31, 2002                         5,170,697  $      5,171  $ 10,962,692   $         --   $(13,165,399)  $ (2,197,536)


Proceeds from the issuance of common stock
at $0.50 per share in connection
with the exercise of options                       200,000           200        99,800             --             --        100,000

Interest expense related to beneficial
conversion feature                                      --            --       150,000             --             --        150,000

Pro-rata value assigned to warrants
issued in connection with conversion of
accounts payable                                        --            --        71,000             --             --         71,000

Pro-rata value assigned to warrants
issued in connection with note payable                  --            --        30,000             --             --         30,000

Issuance of common stock at $1.25 per
share in connection with the conversion
of accounts payable                                150,124           150       187,505             --             --        187,655

Issuance of common stock at $1.25 per
share in connection with the conversion
of notes payable                                   420,000           420       104,580             --             --        105,000

Estimated fair market value of options
issued for services                                     --            --       114,000             --             --        114,000

Issuance of common stock at $0.25 per
share for cash                                     461,600           462       114,938             --             --        115,400

Issuance of common stock at $0.26 per
share for cash                                      19,230            19         4,981             --             --          5,000

Issuance of common stock at $1.25 per
share for cash                                       8,000             8         9,992             --             --         10,000

Issuance of common stock at $0.65 per
share for services                                  69,231            69        44,931             --             --         45,000

Issuance of common stock at $0.51 per
share for services                                 196,078           196        99,804             --             --        100,000

Adjustment booked                                       --            --      (100,000)            --        100,000             --

Net loss                                                --            --            --             --     (2,461,116)    (2,461,116)
                                              ------------  ------------  ------------   ------------   ------------   ------------

BALANCE - MARCH 31, 2003                         6,694,960  $      6,695  $ 11,894,223   $         --   $(15,526,515)  $ (3,625,597)

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
                                                    (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED MARCH 31, 2007 AND 2006 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2007
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
                                                    (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED MARCH 31, 2007 AND 2006 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2007
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
                                                    (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED MARCH 31, 2007 AND 2006 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2007
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

-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                                 F-9





-----------------------------------------------------------------------------------------------------------------------------------
                                                        AETHLON MEDICAL, INC.
                                                    (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED MARCH 31, 2007 AND 2006 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2007
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

-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                                F-10






-----------------------------------------------------------------------------------------------------------------------------------
                                                        AETHLON MEDICAL, INC.
                                                    (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED MARCH 31, 2007 AND 2006 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2007
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

-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                                F-11





-----------------------------------------------------------------------------------------------------------------------------------
                                                        AETHLON MEDICAL, INC.
                                                    (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED MARCH 31, 2007 AND 2006 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2007
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

-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                                F-12





-----------------------------------------------------------------------------------------------------------------------------------
                                                        AETHLON MEDICAL, INC.
                                                    (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED MARCH 31, 2007 AND 2006 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2007
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         DEFICIT
                                                                                                        ACCUMULATED       TOTAL
                                                     COMMON STOCK          ADDITIONAL     DEFERRED        DURING       STOCKHOLDERS'
                                              --------------------------    PAID IN      CONSULTING     DEVELOPMENT       EQUITY
                                                 SHARES        AMOUNT       CAPITAL         FEES           STAGE         (DEFICIT)
                                              ------------  ------------  ------------   ------------   ------------   ------------
Reclassification of derivative liabilities
upon registration of shares underlying
warrants                                                --            --     1,090,000             --             --      1,090,000

Net loss                                                --            --            --             --     (2,920,183)    (2,920,183)
                                              ------------  ------------  ------------   ------------   ------------   ------------

BALANCE - MARCH 31, 2006                        25,383,705  $     25,384  $ 20,322,494   $    (44,917)  $(22,062,447)  $ (1,759,486)
                                              ------------  ------------  ------------   ------------   ------------   ------------

Issuance of common stock at varied prices
for cash                                         2,649,773         2,650       794,097             --             --        796,747

Issuance of common stock at $0.18 per
share for cash                                     555,556           556        99,444             --             --        100,000

Issuance of common stock at $0.30 per
share for cash                                   1,333,333         1,333       398,667             --             --        400,000

Issuance of common stock at $0.24 per share
in connection with the conversion of notes
payable, including interest of $18,750             107,759           108        43,642             --             --         43,750

Issuance of common stock at $0.24 per
share for services                                  33,058            33         7,967             --             --          8,000

Issuance of common stock at $0.25 per
share for services                                 126,065           127        31,858             --             --         31,965

Issuance of common stock at $0.26 per
share for services                                 156,485           156        40,349             --             --         40,505

Issuance of common stock at $0.27 per
share for services                                  30,075            30         7,970             --             --          8,000

Issuance of common stock at $0.28 per
share for services                                  43,819            44        12,256             --             --         12,300

Issuance of common stock at $0.29 per
share for services                                  14,563            15         4,150             --             --          4,165

Issuance of common stock at $0.30 per
share for services                                  18,454            19         5,531             --             --          5,550

Issuance of common stock at $0.31 per
share for services                                  32,984            33        10,467             --             --         10,500

Issuance of common stock at $0.32 per
share for services                                  52,722            53        17,947             --             --         18,000

Issuance of common stock at $0.34 per
share for services                                  29,965            30         9,470             --             --          9,500

Issuance of common stock at $0.37 per
share for services                                 132,765           133        48,725             --             --         48,858

Issuance of common stock at $0.40 per
share for services                                   7,813             8         2,492             --             --          2,500

Issuance of common stock at $0.45 per
share for services                                   3,363             3         1,497             --             --          1,500

Issuance of common stock at $0.47 per
share for services                                  14,535            15         4,985             --             --          5,000

-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                                F-13





-----------------------------------------------------------------------------------------------------------------------------------
                                                        AETHLON MEDICAL, INC.
                                                    (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED MARCH 31, 2007 AND 2006 AND
                                 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2007
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         DEFICIT
                                                                                                        ACCUMULATED       TOTAL
                                                     COMMON STOCK          ADDITIONAL     DEFERRED        DURING       STOCKHOLDERS'
                                              --------------------------    PAID IN      CONSULTING     DEVELOPMENT       EQUITY
                                                 SHARES        AMOUNT       CAPITAL         FEES           STAGE         (DEFICIT)
                                              ------------  ------------  ------------   ------------   ------------   ------------

Issuance of common stock at $0.50 per
share for services                                  35,601            36        17,765             --             --         17,801

Issuance of common stock at $0.51 per
share for services                                  21,078            21        10,728             --             --         10,749

Issuance of common stock at $0.53 per
share for services                                  20,127            20         8,980             --             --          9,000

Issuance of common stock at $0.55 per
share for services                                   4,545             5         2,495             --             --          2,500

Issuance of common stock at $0.58 per
share for services                                  17,332            17         9,983             --             --         10,000

Issuance of common stock at $0.59 per
share for services                                   8,532             9         4,991             --             --          5,000

Issuance of common stock at $0.61 per
share for services                                   4,934             5         2,995             --             --          3,000

Issuance of common stock at $0.79 per
share for services                                  10,095             9         7,990             --             --          8,000

Issuance of common stock at $0.81 per
share for services                                   3,086             3         2,497             --             --          2,500

Correction for issuance of cashless warrants      (174,716)         (175)          175             --             --             --

Issuance of cashless warrants                       30,617            31           (31)            --             --             --

Issuance of commitment shares                    1,050,000         1,050        (1,050)            --             --             --

Interest expense related to beneficial
conversion feature                                      --            --        50,000             --             --         50,000

Amortization of deferred consulting fees                --            --            --         44,917             --         44,917

Licensing rights to cancer patent                   40,000            40        10,760             --             --         10,800

Stock compensation expense                              --            --        38,132             --             --         38,132

Issuance of common stock at $0.20 per
Share in settlement of accrued liabilities         114,130             114        22,997           --             --         23,111

Reclassification of derivative liabilities
upon registration of shares underlying
warrants                                                --            --    (1,090,000)            --             --     (1,090,000)

Net loss                                                --            --            --             --     (6,024,545)    (6,024,545)
                                              ------------  ------------  ------------   ------------   ------------   ------------

BALANCE - MARCH 31, 2007                        31,912,153  $     31,912  $ 20,963,410  $         --    $(28,086,992)  $ (7,091,670)
                                              ============  ============  ============   ============   ============   ============

-----------------------------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                F-14






--------------------------------------------------------------------------------------------------------------------------
                                                   AETHLON MEDICAL, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED MARCH 31, 2007 AND 2006 AND
                            FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2007
--------------------------------------------------------------------------------------------------------------------------
                                                                                                          January 31, 1984
                                                                                                         (Inception) Through
                                                                             2007              2006         March 31, 2007
                                                                         -------------------------------------------------

Cash flows from operating activities:
     Net loss                                                            $ (6,024,545)     $ (2,920,183)    $(28,086,992)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                                        23,400            34,241        1,007,393
          Amortization of deferred consulting fees                             44,917            34,083          109,000
          Gain on settlement of debt                                               --          (131,175)        (131,175)
          Loss on settlement of accrued legal liabilities                          --           142,245          142,245
          Gain on sale of property and equipment                                   --                --          (13,065)
          Change in estimated fair value of warrant liability               2,112,575           360,125        2,472,700
          Fair market value of warrants issued in connection
            with accounts payable and debt related costs                           --                --        2,715,736
          Fair market value of common stock, warrants and
            options issued for services and interest                          274,914           704,383        3,486,916
          Stock based compensation                                             38,132                --          462,394
          Loss on debt extinguishment                                       1,216,748                --        1,216,748
          Amortization of debt discount                                       177,762           259,416        1,285,787
          Impairment of patents and patents pending                                --            81,722          416,026
          Impairment of goodwill                                                   --                --          897,227
          Deferred compensation forgiven                                           --                --          217,223

          Changes in operating assets and liabilities:
               Prepaid expenses                                                27,652          (22,034)          156,967
               Other assets                                                     4,000           20,050           (13,200)
               Accounts payable and accrued liabilities                       535,166         (118,276)        2,049,116
               Due to related parties                                        (149,625)         (28,878)        1,322,500
                                                                         -------------------------------------------------

     Net cash used in operating activities                                 (1,718,904)       (1,584,281)     (10,286,454)
                                                                         -------------------------------------------------

Cash flows from investing activities:
     Purchases of property and equipment                                      (17,810)           (4,651)        (266,697)
     Patents and patents pending                                               (6,294)          (11,000)        (370,127)
     Proceeds from the sale of property and equipment                              --                --           17,065
     Cash of acquired company                                                      --                --           10,728
                                                                         -------------------------------------------------

     Net cash used in investing activities                                    (24,104)          (15,651)        (609,031)
                                                                         -------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                           F-15







--------------------------------------------------------------------------------------------------------------------------
                                                  AETHLON MEDICAL, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED MARCH 31, 2007 AND 2006 AND
                      FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2007 (CONTINUED)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                          January 31, 1984
                                                                                                         (Inception) Through
                                                                             2007              2006         March 31, 2007
                                                                         -------------------------------------------------

Cash flows from financing activities:
     Net proceeds from the issuance of notes payable                               --           100,000        1,710,000
     Principal repayments of notes payable                                         --           (80,000)        (292,500)
     Proceeds from the issuance of convertible notes payable                   50,000         1,030,000        2,078,000
     Net proceeds from the issuance of common stock                         1,296,737         1,454,415        7,916,822
     Professional fees related to registration statements                          --           (76,731)         (76,731)
                                                                         -------------------------------------------------

     Net cash provided by financing activities                              1,346,737         2,427,684       11,335,591
                                                                         -------------------------------------------------

Net increase (decrease) in cash                                              (396,271)          827,752          440,106

Cash at beginning of period                                                   836,377             8,625               --
                                                                         -------------------------------------------------

Cash at end of period                                                    $    440,106      $    836,377     $    440,106
                                                                         =================================================

Supplemental disclosure of cash flow information -
  Cash paid during the period for:
          Interest                                                       $         --      $      8,000     $    263,258
                                                                         =================================================
          Income taxes                                                   $         --      $         --     $     13,346
                                                                         =================================================

Supplement schedule of noncash investing and financing activities:

Debt and accrued interest converted to common stock                      $      43,750      $     69,942      $2,480,711
                                                                         =================================================
Debt discount on notes payable associated with
  detachable warrants                                                    $      50,000     $   1,070,860      $1,154,860
                                                                         =================================================
Issuance of common stock, warrants and options in
   settlement of accrued expenses and due to related parties             $      23,111     $     467,346      $1,003,273
                                                                         =================================================
Reclassification of derivative liability to (from)
   additional paid-in capital                                            $  (1,090,000)    $   1,090,000      $       --
                                                                         =================================================
Issuance of common stock in connection with license
  agreements                                                             $          --     $          --      $    18,000
                                                                         =================================================
Net assets of entities acquired in exchange for
  equity securities                                                      $          --     $          --      $ 1,597,867
                                                                         =================================================
Debt placement fees paid by issuance of warrants                         $          --     $          --      $   843,538
                                                                         =================================================
Patent pending acquired for 12,500 shares of common stock                $          --     $          --      $   100,000
                                                                         =================================================
Common stock issued for prepaid expenses                                 $          --     $          --      $   161,537
                                                                         =================================================
Licensing rights acquired with common stock issuance                     $      10,800     $          --      $    10,800
                                                                         =================================================

--------------------------------------------------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                    F-16

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aethlon Medical, Inc. ("Aethlon" or the "Company") engages in the research and development of a medical device known as the Hemopurifier(R) that removes harmful substances from the blood. Aethlon is in the development stage on the Hemopurifier(R) and significant research and testing are still needed to reach commercial viability. Any resulting medical device or process will require approval by the U.S. Food and Drug Administration ("FDA") or the regulatory agency of any foreign country where it intends to sell its device. Aethlon has submitted an Investigational Device Excemption ("IDE") to the FDA and plans to begin FDA sanctioned clinical trials within the next twelve months. Since many of Aethlon's patents were issued in the 1980's, some have expired and other are scheduled to expire in the near future. Thus, some patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, the Company believes that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier(R) treatment technology.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has suffered continuing losses from operations, is in default on certain debt, has negative working capital of approximately $7,260,000 recurring losses from operations and a deficit accumulated during the development stage of approximately $28,087,000 at March 31, 2007, which among other matters, raises substantial doubt about its ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company intends to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2008. Therefore, the Company will be required to seek additional funds to finance its long-term operations.

The Company is currently addressing its liquidity issue by continually seeking investment capital through the public markets, specifically, through private placement of common stock and a pending common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion"). The Company believes that its cash on hand and funds available from Fusion and/or additional private investment will be sufficient to meet its liquidity needs for fiscal 2008. However, no assurance can be given that the Company will receive any funds in addition to the funds it has received to date.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts payable, accrued liabilities and notes payable approximates their estimated fair values due to the short-term maturities of those financial instruments. Management has concluded that it is not practical to determine the estimated fair value of amounts due to related parties. SFAS No. 107 requires that for instruments for which it is not practicable to estimate their fair value, information pertinent to those instruments be disclosed, such as the carrying amount, interest rate, and maturity, as well as the reasons why it is not practicable to estimate fair value. Information about these related party instruments is included in Note 8. Management believes it is not practical to estimate the fair value of such financial instruments because the transactions cannot be assumed to have been consummated at arm's length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments, if any, and the associated potential costs.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at a single financial institution. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution for up to $100,000. At times, cash may be in excess of the FDIC insurance limit. The Company had approximately $340,000 exceeding this limit at March 31, 2007.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

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

Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The provisions of this pronouncement relating to assets held for disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to sell or dispose of such assets, (as defined), by management. As a result, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements with respect to future disposal decisions, if any. Management believes no impairment charges were necessary during the fiscal years ended March 31, 2007 and 2006.

EARNINGS PER SHARE

Under SFAS No. 128, "Earnings per Share," basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive If the Company had net income in each of the years ended March 31, 2007 and 2006, 12,885,453 and 11,086,990 shares would have been considered additional common stock equivalents, respectively, based on the treasury stock method. As the Company had net losses for the periods presented, basic and diluted loss per share are the same, as any additional common stock equivalents would be antidilutive.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SEGMENTS

SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," requires public companies to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and how the Company reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations.

STOCK BASED COMPENSATION

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123-R, "Share Based Payment." SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured when all granting activities have been completed, generally the grant date, based on the fair value of the award. Prior to April 1, 2006, the Company accounted for awards granted under its equity incentive plan under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock Based Compensation," as amended. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board administered by Nasdaq) on the date of grant. Under the modified prospective method of adoption for SFAS No. 123-R, the compensation cost recognized by the Company beginning April 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and
(b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

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

In August 2000, the Company adopted the 2000 Stock Option Plan ("Stock Option Plan"), which was approved by its stockholders in September 2000. The Stock Option Plan provides for the issuance of up to 500,000 options to purchase shares of common stock. Such options can be incentive options or nonstatutory options, and may be granted to employees, directors and consultants. The Stock Option Plan has limits as to the eligibility of those stockholders who own more than 10% of Company stock, as defined. The options granted pursuant to the Stock Option Plan may have exercise prices of no less than 100% of fair market value of the Company's common stock at the date of grant (incentive options), or no less than 75% of fair market value of such stock at the date of grant (nonstatutory). At March 31, 2007, the Company had granted 47,500 options under the 2000 Stock Option Plan of which 15,000 had been forfeited, with 467,500 available for future issuance. All of these options vested prior to the adoption of FAS 123-R.

The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted outside of the Company's Stock Option Plan resulted in an expense of $38,132 for the fiscal year ended March 31, 2007. This expense was recorded as stock compensation included in payroll and related expenses in the accompanying March 31, 2007 condensed consolidated statement of operations. Share-based compensation recognized as a result of the adoption of SFAS No. 123-R as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123-R use the Binomial Lattice option pricing model for estimating fair value of options granted.

The following table summarizes the effect of share-based compensation resulting from the application of SFAS No. 123-R to options granted:

                                                     Fiscal Year Ended
                                                      March 31, 2007

Payroll and related                                    $   38,132
                                                         ==========
Net share-based compensation effect
   in net loss from operations                         $   38,132
                                                         ==========

Basic and diluted loss per common share               $    (0.00)
                                                         ==========

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION (continued)

In accordance with SFAS No. 123-R, the Company reviews share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2007 was insignificant.

Pro forma information required under SFAS No. 123 for periods prior to April 1, 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under and outside of the Company's equity incentive plans was as follows:

                                                            YEAR ENDED MARCH 31,
                                                            -------------------
                                                                    2006
                                                                ------------

Net loss available to common stockholders, as reported          $ 2,920,183
Add back: Recorded intrinsic value                                   --
Pro forma compensation expense                                      361,111
                                                                ------------
Pro forma net loss available to common stockholders             $ 3,281,294
                                                                ============
Loss per common share, as reported
  Basic and diluted                                             $     (0.15)
                                                                ============
Loss per common share, pro forma
  Basic and diluted                                             $     (0.17)
                                                                ============

Pro forma compensation expense reported in the above table is generally based on the vesting provisions in the related stock option grants.

Share compensation expense for the fiscal year ended March 31, 2007 relates to the vesting of existing grants (issued subsequent to April 1, 2006), the date the Company adopted SFAS No. 123-R and of grants issued during the current fiscal year.

The following weighted average assumptions were used in the valuation of these instruments.

                                                2007                 2006
                                               ------               ------
Annual dividends                                Zero                 Zero
Expected volatility                             91.9%                  89%
Risk free interest rate                         4.84%                4.82%
Expected life                                10.0 years            5.0 years

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" described in the SEC's Staff Accounting Bulletin No. 107 due to changes in the vesting terms and contractual life of current option grants compared to the Company's historical grants.

Options outstanding that have vested and are expected to vest as of March 31, 2007 are as follows:

                                                       Weighted
                                         Weighted      Average
                                         Average      Remaining       Aggregate
                             Number of   Exercise    Contractual      Intrinsic
                              Shares      Price     Term in Years     Value (1)
- -------------------------  -----------   --------   -------------   ----------

Vested                       8,369,060   $   0.39        5.33       $  3,396,474
Expected to vest               835,000       0.25        5.67       $    412,550
                           -----------                                ----------
     Total                   9,204,060                              $  3,809,024
                           ===========                                ==========

(1) These amounts represent the difference between the exercise price and $0.74, the closing market price of the Company's common stock on March 31, 2007 as quoted on the Over-the-Counter Bulletin Board under the symbol "AEMD.OB" for all in-the-money options outstanding.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION (continued)

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. The Company estimates that the fair value of unvested stock options expected to vest and be expensed in future periods is approximately $134,000. Additional information with respect to stock option activity is as follows:

                                                   Outstanding Options
                                           -------------------------------------
                               Shares                   Weighted       Aggregate
                             Available     Number of     Average       Intrinsic
                             for Grant     Shares     Exercise Price   Value (1)
- ---------------------------  ---------   ------     --------------  ----------
March 31, 2006                 467,500   9,012,785       $ 0.38       $3,875,498
                                                                      ==========
Grants                              --     500,000       $ 0.27
Exercises                           --          --           --
Cancellations                       --    (308,725)      $ 0.38
                             ----------  ----------
March 31, 2007                 467,500   9,204,060       $ 0.38       $3,802,324
                             ==========  ==========                   ==========

Options exercisable at:
March 31, 2006                           7,135,518      $ 0.39
                                         =========      ======
March 31, 2007                           8,369,060      $ 0.39
                                         =========      ======

(1) Represents the difference between the exercise price and the March 31, 2006 or March 31, 2007 market price of the Company's common stock, which was $0.81 and $0.74, respectively, for "in the money" options.

The Company follows SFAS No. 123-R (as interpreted by EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services") to account for transactions involving services provided by third parties where the Company issues equity instruments as part of the total consideration.

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

STOCK PURCHASE WARRANTS ISSUED WITH NOTES PAYABLE

The Company granted warrants in connection with the issuance of certain notes payable. Under APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants", as amended, the relative estimated fair value of such warrants represents a discount from the face amount of the notes payable. Accordingly, the relative estimated fair value of the warrants in those certain transactions where the warrants qualified for equity classification has been recorded in the consolidated financial statements as a discount from the face amount of the notes. The discount is amortized using the effective yield method over the respective term of the related notes payable.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable (see Notes 6 and 7) provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF Issue No. 98-5"), "Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are accreted to interest expense over the term of the notes using the effective yield method.

CLASSIFICATION OF WARRANT OBLIGATION

In connection with the issuance of the 10% Series A Convertible Notes (see Note
6), the Company had an obligation to file a registration statement covering the common shares underlying the convertible notes and related warrants (the "Registerable Securities", as defined in the Registration Rights Agreement). The obligation to file the registration statement met the criteria of an embedded derivative to be bifurcated pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The classification of the warrant obligation was evaluated at each reporting date. From the original issuance date through January 20, 2006 and October 27, 2006, the Company was required to classify the warrant obligation as a derivative liability, recorded at its fair value, in accordance with SFAS No. 133 under EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock." Accordingly, the warrants were classified as derivative liabilities with the change in fair value reported in earnings.,

REGISTRATION PAYMENT ARRANGEMENTS

The Company accounts for its liquidated damages on registration rights agreements (see Note 6) in accordance with FASB Staff Position EITF 00-19-2, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies."

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred approximately $673,614 and $754,000 of research and development expenses during the years ended March 31, 2007 and 2006, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company's financial statements.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

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

                               AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If the Company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management has not yet evaluated the effects on future consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2007:

Furniture and office equipment                       $      261,535
Accumulated depreciation                                   (247,873)
                                                     ---------------
                                                     $       13,662
                                                     ===============

Depreciation expense for the years ended March 31, 2007 and 2006 approximated $16,500 and $23,000, respectively.

3. PATENTS

Patents include both foreign and domestic patents. There was one patent pending at March 31, 2007 and 2006. The unamortized cost of patents and patents pending is written off when management determines there is no future benefit. During the years ended March 31, 2007 and 2006, patents with net carrying values of $0 and $81,722, respectively, were written off as impairment expense. At March 31, 2007, the gross carrying amount of patents and patents in process totaled approximately $175,000and the related accumulated amortization totaled approximately 33,000. Amortization of patents approximated $7,000 and $12,000 during the years ended March 31, 2007 and 2006, respectively. Amortization expense on patents is estimated to be approximately $7,000 per year for the next five fiscal years. Some of the Company's patents have expired and others may expire before FDA approval, if any, is obtained.

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

5. NOTES PAYABLE

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

At March 31, 2007, $347,500 of principal balance of the 12% Notes were outstanding and delinquent, in default, and bore interest at the default rate of 15%.

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

5. NOTES PAYABLE (continued)

10% NOTES

From time to time, the Company issued convertible notes payable ("10% Note") to various investors, bearing interest at 10% per annum, with principal and interest due six months from the date of issuance. The 10% Notes require no payment of principal or interest during the term and may be converted to common stock of the Company at the conversion price of $0.50 per share at any time at the option of the noteholder. The total amount of the original notes issued was $275,000. There were two remaining 10% Notes outstanding at March 31, 2004. As of such date and through March 31, 2007, these notes were classified as notes payable since they were no longer convertible.

The remaining 10% Note in the amount of $5,000, was past due and in default at March 31, 2007. At March 31, 2007, interest payable on this note totaled $2,875.

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

Notes payable, which are all in default, consist of the following at March 31, 2006:

         12% Notes payable, all past due                       $347,500
         10% Note payable, past due                               5,000
          9% Note payable, past due                             150,000
                                                               --------
                                                               $502,500
                                                               ========

Management's plans to satisfy the remaining outstanding balance on these notes include converting the notes to common stock at market value or repayment with available funds.

6. CONVERTIBLE NOTES PAYABLE

10% CONVERTIBLE NOTES

On December 15, 2006, the Company issued two 10% Convertible Notes ("December 10% Notes") totaling $50,000 to accredited investors. The December 10% Notes accrue interest at a rate of ten percent (10%) per annum and mature on March 15, 2007. Such notes are convertible into shares of restricted common stock at any time at the election of the holder at a fixed conversion price of $0.17 per share for any conversion occurring on or before the maturity date. In addition, upon issuance, the Company issued five-year Warrants ("December 10% Note Warrants") to purchase a number of shares equal to the number of shares into which the December 10% Notes can be converted at a fixed exercise price of $0.17. Additionally, if the December 10% Note Warrants are exercised prior to December 15, 2007, the holder will receive an additional warrant on the same terms as the December 10% Note Warrants on a one to one basis. The warrants can be settled in unregistered shares of common stock. The December 10% Note Warrants have been valued using a Binomial Lattice option pricing model and an associated discount of $15,627, the relative fair value measured at the commitment date, was recorded and presented net against the face amount of the December 10% Notes. The convertible feature of the December 10% Notes provides for an effective conversion rate that is below market value. Pursuant to EITF No. 98-5 and EITF No. 00-27, the Company estimated the fair value of such BCF to be $34,373 and recorded such amount as a debt discount. The discounts associated with the warrants and the BCF were accreted to interest expense over the term of the December 10% Notes. Interest expense on the December 10% Notes for accretion of such debt discounts totaled approximately $50,000 for the fiscal year ended March 31, 2007.

15% CONVERTIBLE NOTE

On May 16, 2005 the Company issued Fusion Capital ("Fusion") a $30,000 Convertible Promissory Note (the "Convertible Note") with an interest rate of fifteen percent (15%) per annum that matured on August 15, 2005 (the "Maturity Date"). In addition, the Company issued Fusion a five-year warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $0.25 per share (the "Warrant"). In accordance with EITF Issue No. 98-5, EITF Issue No. 00-27 and APB No. 14, the Company recorded debt discounts associated with conversion feature and the warrants totaling $30,000 which was entirely

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

6. CONVERTIBLE NOTES PAYABLE (continued)

accreted to interest expense during the fiscal year ended March 31, 2006. The Convertible Note and approximately $5,000 in associated accrued interest was exchanged for 174,716 shares of restricted common stock on March 23, 2006.

10% SERIES A CONVERTIBLE NOTES

From July 11, 2005 through December 15, 2005 the Company received cash investments totaling $1,000,000 from accredited investors based on agreed-upon terms reached on the cash receipt dates. Such investments were documented in November and December 2005 in several 10% Series A Convertible Promissory Notes. The 10% Series A Convertible Notes accrue interest at a rate of ten percent (10%) per annum and matured on January 2, 2007. The 10% Series A Convertible Notes were convertible into shares of common stock at any time at the election of the holder at a conversion price equal to $0.20 per share for any conversion occurring on or prior to the maturity date.

Convertible Notes Payable consistes of the following at March 31, 2007:

                                                                          Net
                                       Principal       Discount          Amount
                                       ---------       --------          -------

10% Series A Convertible Notes      $  1,000,000   $ (1,000,000)      $      --
December 10% Convertible Notes            50,000             --          50,000
                                    ============   ============       =========


The Conversion Option

SFAS No. 133 states that a contract issued by an entity that is both (a) indexed to its own stock and (b) would be classified in stockholders' equity if it were a freestanding financial instrument is not a derivative for purposes of that pronouncement. Management has concluded that the conversion option associated with the 10% Series A Convertible Notes is "indexed to the Company's own stock" as that term is defined by EITF Issue No. 01-6, "The Meaning of Indexed to Company's Own Stock". In addition, since such notes have been determined to be "conventional convertible debt instruments" as defined in EITF Issue No. 05-2, "The Meaning of Conventional Convertible Debt Instrument" in Issue 00-19", the requirements of EITF Issue No. 00-19 do not apply. Lastly, the debt host contract is not a derivative in its entirety and (based on SFAS No. 133) the conversion option need not be bifurcated from such contract. Therefore, the conversion option is not a derivative instrument as contemplated by EITF Issue No. 00-19 or SFAS No. 133. As explained below, the Company has therefore applied intrinsic value accounting, where applicable, to the BCF embedded in the conversion option.

Intrinsic Value Accounting for the BCF

The Company accounted for the BCF associated with the issuance of the 10% Series A Convertible Notes in accordance EITF Issue No. 98-5, EITF Issue No. 00-27, and APB No. 14. The convertible feature of the 10% Series A Convertible Notes provides for a rate of conversion that is below market value. The excess of the proceeds over the estimated fair value of the warrants (see "Accounting for the Warrants" below) was used to calculate the effective conversion price per share. Pursuant to EITF 98-5 and EITF 00-27, the Company has estimated the fair value of such BCF to be $270,125 and recorded such amount as a debt discount against the face amount of the notes. Such discount was accreted to interest expense over the original term of the notes. Total interest expense on the 10% Series A Convertible Notes for amortization of the above BCF debt discount totaled $142,364 and $127,762 for the fiscal years ended March 31, 2007 and 2006.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

10% SERIES A CONVERTIBLE NOTES (continued)

Accounting for the Warrants

Under this transaction, the Company is obligated to register for resale the common shares underlying the warrants, and as a result, the embedded derivative associated with this warrant obligation does not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at the commitment date, the Company did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation was required to be classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No. 00-19. The Series A Warrants were valued at $729,875 on the commitment date using a Binomial Lattice option pricing model. Such amount was recorded as a derivative liability and an offsetting debt discount against the face amount of the 10% Series A Convertible Notes. Such debt discount will begin to be expensed as future conversions occur and the warrants are issued.

On January, 2006, the registration statement which included the shares underlying the 10% Series A Convertible Notes ("Notes")and related warrants was deemed effective. At such time, the Company re-evaluated the classification of the warrant obligation and determined that the warrant obligation me the criteria for equity classification under EITF No. 00-19. Accordingly, the Company revalued the warrants at such date, totaling $1,090,000, with the change in fair value of the warrant liability totaling $360,125 expensed in the accompanying consolidated statements of operations for the year ended March 31, 2006.

The Allonge Transactions

Effective March 22, 2007, the Company entered into four Allonges (the "Allonges") to its 10% Series A Convertible Notes entered into in December 2005 having an aggregate principal amount of $1,000,000 (the "Notes") with the Estate of Allan S. Bird, the Ellen R. Weiner Family Revocable Trust, Claypoole Capital, LLC and Christian J. Hoffmann III (the "Holders"). Each Holder has qualified as an "accredited investor" as that term is defined in the

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

6. CONVERTIBLE NOTES PAYABLE (continued)

Securities Act of 1933, as amended (the "Act"). Pursuant to the Allonges, the Company amended and restated the Notes to extend the maturity date of the Notes from January 2, 2007 until January 3, 2008. The Company will also pay all accrued interest, through February 15, 2007 and each calendar quarter thereafter, in the form of units (the "Units")at the rate of $0.20 per Unit (the "Interest Payment Rate"). The Allonges amend the Notes so that they are now convertible into Units at any time prior to the Maturity Date at the conversion price of $0.20 per Unit (the "Conversion Price"). Each Unit is composed of one share of the Company's Common Stock and one Class A Common Stock Purchase Warrant (the "Class A Warrant"). Each Class A Warrant expires on January 2, 2001 and is exercisable to purchase one share of Common Stock at a price of $0.20 per share (the "Exercise Price"). If the Holder exercises Class A Warrants on or before July 3, 2008, the Company will issue the Holder one Class B Common Stock Purchase Warrant (the "Class B Warrant" and with the Class A Warrant, collectively, the "Warrants") for every two Class A Warrants exercised. Each Class B Warrant has a three-year term and is exercisable to purchase one share of Common Stock at a price equal to the greater of $0.20 per share or 75% of the average of the closing bid prices of the Common Stock for the five trading days immediately preceding the date of the notice of conversion. Pursuant to EITF 06-06, and because of the change in the fair value of embedded conversion options as a result of the issuance of Units under the Allonges on March 22, 2007, such issuance was determined to be a substantial change in the 10% Series A Notes resulting in the extinguishment of the Notes as per ABP No. 26. Therefore on March 22, 2007, the Company recorded a net increase of $270,127 of discount on convertible notes payable, an increase in the warrant liability of $1,486,875 and a loss on extinguishment of debt of $1,216,748. Between March 22, 2007 and March 31, 2007, the Company also recorded an additional other expense of $143,125 to record the change in fair value of the warrant liability at the end of the fiscal year. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

On or about March 13, 2007, the Company determined that the effectiveness of the registration statement underlying the warrant shares associated with the 10% Series A Convertible Notes had lapsed on October 27, 2006. Pursuant to EITF Issue No. 00-19, the Company believed it could no longer control settlement in registered shares. Accordingly, the Company reversed the effect of the prior registration effectiveness and reduced additional-paid-in-capital by $1,090,000 and recorded a warrant liability of like amount. Between October 27, 2006 and March 22, 2007 (when the debt was effectively extinguished), the Company recorded an additional non-cash expense related to the change in the fair value of the associated warrant liability of $1,969,450. Upon extinguishment, the Company recorded a net increase in warrant liability of $757,002 and a non-cash loss on extinguishment of $1,216,748. In addition the Company also recorded estimated liquidated damages in an amount of $220,000, an amount of the Company's estimate of the damages that are expected to be paid prior to the effective registration of the shares underlying the warrants.

7. EQUITY TRANSACTIONS

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

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

In July 2004, the Company issued 6,850 shares of restricted common stock at $0.73 per share to an accredited individual for consulting services on opportunities for the Company's Hemopurifier(R) within the biodefense marketplace in the amount of $5,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

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

In April 2006, the Company repaid a $25,000 15% promissory notes, including accrued interest of $18,750, through the issuance of 107,759 restricted common shares at $0.41 per share to an accredited individual investor. There was no gain or loss on the extinguishment.

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

         In October 2006, the Company issued 16,994 shares of restricted common stock at $0.31 per share in payment for investor relations services to the Company valued at $2,500 based on the value of the services.

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

         In December 2006, the Company issued 40,000 shares of restricted common stock at $0.25 per share in exchange for license and development rights related to certain intellectual property valued at $10,800 based on the fair market value of the intellectual property license.

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

         During January 2007, the Company issued 782,268 shares of common stock at prices between $0.25 and $0.273 per share to Fusion Capital under its $6,000,000 common stock purchase agreement for net cash proceeds totaling $200,001. These shares were registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

         In February 2007, the Company issued 31,394 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.255 per share in payment for general legal expenses to the Company valued at $8,005 based on the value of the services.

         In February 2007, the Company issued 9,740 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.308 per share in payment for regulatory affairs consultant services to the Company valued at $3,000 based on the value of the services.

         During February 2007, the Company issued 692,751 shares of common stock at prices between $0.28 and $0.32 per share to Fusion Capital under its $6,000,000 common stock purchase agreement for net cash proceeds totaling $199,998. These shares were registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

         In March 2007, the Company issued 15,723 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.318 per share in payment for regulatory affairs consultant services to the Company valued at $5,000 based on the value of the services.

         In March 2007, the Company issued 4,934 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.608 per share in payment for regulatory affairs consultant services to the Company valued at $3,000 based on the value of the services.

         In March 2007, the Company issued 21,078 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.51 per share in payment for regulatory affairs consultant services to the Company valued at $10,750 based on the value of the services.

         In March 2007, the Company issued 8,651 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consulting Stock Plan at $0.578 per share in payment for regulatory affairs consultant services to the Company valued at $5,000 based on the value of the services.

         During March 2007, the Company issued 92,379 shares of common stock at prices between $0.36 and $0.44 per share to Fusion Capital under its $6,000,000 common stock purchase agreement for net cash proceeds totaling $36,745. These shares were registered pursuant to the Company's Form SB-2 registration statement effective December 7, 2004.

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)


In March 2007, the Company issued 1,333,333 shares of common stock at $0.30 per share to Fusion Capital for net cash proceeds of $400,000. In addition, the Company issued 1,050,000 of common shares as a commitment fee under a common stock purchase agreement.

On March 22, 2007 in effecting the Allonges (see "The Allonge Transactions"), the Company amended its 10% Series A Convertible Notes to extend the maturity date of the Notes from January 2, 2007 until January 3, 2008. The Company agreed to pay all accrued interest, through February 15, 2007 in the form of units (the "Units") at the rate of $0.20 per Unit (the "Interest Payment Rate"). The Notes are convertible into Units at any time prior to the Maturity Date at the conversion price of $0.20 per Unit (the "Conversion Price"). Each Unit is composed of one share of the company's common stock and warrants. At March 31, 2007, the Company is obligated to issue, but has not yet issued, 685,328 "Unit Shares" of common stock under the Allonges.

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

WARRANTS (continued)

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

On November 14, 2006, in conjunction with the purchase of 555,556 shares of the Company's restricted common stock, the Company granted five-year non-cashless warrants to purchase 555,556 shares of restricted common stock at an exercise price of $0.18. If such warrants are exercised on or before November 14, 2007, the warrant holder will receive five-year non-cashless warrants to purchase an additional 555,556 shares of restricted common stock at an exercise price of $0.18.

On December 15, 2006, as an inducement to enter into a $100,000 10% convertible note, the Company granted noteholders five-year non-cashless warrants to purchase 294,118 shares of restricted common stock at an exercise price of $0.17. If such warrants are exercised on or before December 15, 2007, the noteholders will receive five-year non-cashless warrants to purchase an additional 294,118 shares of restricted common stock at an exercise price of $0.17.

On March 22, 2007 in effecting the Allonges, the Company amended its 10% Series A Convertible Notes to extend the maturity date of the Notes from January 2, 2007 until January 3, 2008. The Company will also pay all accrued interest, through February 15, 2007 and each calendar quarter thereafter, in the form of units (the "Units")at the rate of $0.20 per Unit (the "Interest Payment Rate"). The Notes are convertible into Units at any time prior to the Maturity Date at the conversion price of $0.20 per Unit (the "Conversion Price"). Each Unit is composed of one share of the Company's Common Stock and one Class A Common Stock Purchase Warrant (the "Class A Warrant"). Each Class A Warrant expires on January 2, 2011 and is exercisable to purchase one share of Common Stock at a price of $0.20 per share (the "Exercise Price"). If the Holder exercises Class A Warrants on or before July 3, 2008, the Company will issue the Holder one Class B Common Stock Purchase Warrant (the "Class B Warrant" and with the Class A Warrant, collectively, the "Warrants") for every two Class A Warrants exercised. Each Class B Warrant has a three-year term and is exercisable to purchase one share of Common Stock at a price equal to the greater of $0.20 per share or 75% of the average of the closing bid prices of the Common Stock for the five trading days immediately preceding the date of the notice of conversion. Class A Warrants to purchase 685,328 shares of Common Stock and Class B Warrants to purchase 342,665 shares of Common Stock were granted under the Allonges.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

WARRANTS (continued)

A summary of the aggregate warrant activity for the years ended March 31, 2007 and 2006 is presented below:

                                                Year Ended March 31,
                                 -----------------------------------------------------
                                          2007                         2006
                                 -------------------------   -------------------------
                                                Weighted                    Weighted
                                            Average Exercise            Average Exercise
                                   Warrants       Price        Warrants       Price
                                 -----------   -----------   -----------   -----------

Outstanding, beginning of year     3,791,908     $   0.61     2,833,834     $   0.91
      Granted                      1,535,002     $   0.19     1,786,546         0.41
      Exercised                     (160,000)    $   0.50      (568,182)        0.76
Cancelled/Forfeited                 (669,000)    $   0.72      (260,290)        3.30
                                  -----------    ---------    ----------    ---------

Outstanding, end of year           4,479,910     $   0.46     3,791,908     $   0.61
                                  ===========    =========    ==========    =========

Exercisable, end of year           4,479,910     $   0.46     3,791,908     $   0.61
                                  ===========    =========    ==========    =========

Weighted average estimated fair
  value of warrants granted                      $   0.29                   $   0.23
                                                 =========                  =========

The following outlines the significant weighted average assumptions used to estimate the fair value information presented utilizing the Black-Scholes and Binomial Lattice option pricing models:


                                        Years Ended March 31,
                                         2007          2006
                                      -----------   -----------
Risk free interest rate               4.47%-4.57%    4.18%-4.3%
Average expected life                  4.4 years      3 years
Expected volatility                  90.7% - 93.4%   72% - 97%
Expected dividends                                      None


The detail of the warrants outstanding and exercisable as of March 31, 2007 is as follows:

                                         Warrants Outstanding                Warrants Exercisable
                               ---------------------------------------   --------------------------
                                                 Weighted     Weighted                     Weighted
                                                 Average       Average                      Average
                                   Number       Remaining     Exercise        Number       Exercise
Range of Exercise Prices        Outstanding   Life (Years)      Price      Outstanding       Price
---------------------------   -------------- ------------- ----------   --------------- ----------

     $0.17 - $0.20               1,635,002          4.07      $  0.19       1,635,002      $  0.19
     $0.25 - $0.44                 863,921          1.81      $  0.27         863,921      $  0.27
     $0.50 - $0.90               1,998,987          3.00      $  0.76       1,998,987      $  0.76
                               --------------                            ---------------
                                 4,497,910                                  4,497,910
                               ==============                            ===============

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

OPTIONS

At March 31, 2007 the Company had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors under the 2005 Directors Compensation Program.

From time to time, the Company's Board of Directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of the Company's formal stock plans. The terms of these grants are individually negotiated.

In August 2000, the Company adopted the 2000 Stock Option Plan ("Stock Option Plan"), which was approved by its stockholders in September 2000. The Stock Option Plan provides for the issuance of up to 500,000 options to purchase shares of common stock. Such options can be incentive options or nonstatutory options, and may be granted to employees, directors and consultants. The Stock Option Plan has limits as to the eligibility of those stockholders who own more than 10% of Company stock, as defined. The options granted pursuant to the Stock Option Plan may have exercise prices of no less than 100% of fair market value of the Company's common stock at the date of grant (incentive options), or no less than 75% of fair market value of such stock at the date of grant (nonstatutory). At March 31, 2007, the Company had granted 47,500 options under the 2000 Stock Option Plan of which 15,000 had been forfeited, with 467,500 available for future issuance.

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

OPTIONS (continued)

The following is a summary of the stock options outstanding at March 31, 2007 and 2006 and the changes during the two years then ended:

                                               Year Ended March 31,
                                 -----------------------------------------------------
                                            2007                       2006
                                 -------------------------   -------------------------
                                                 Weighted                     Weighted
                                                 Average                      Average
                                                 Exercise                     Exercise
                                   Options        Price         Options        Price
                                 -----------   -----------    -----------   -----------

Outstanding, beginning of year   9,012,785     $    0.38       6,679,390     $    0.80
      Granted                      500,000          0.27       3,357,143          0.21
      Exercised                         --            --              --            --
      Cancelled/Forfeited         (308,725)         2.74      (1,023,748)            --
                                 -----------   -----------    -----------    ----------

Outstanding, end of year         9,204,060     $    0.38       9,012,785     $    0.38
                                 ===========   ===========    ===========    ==========

Exercisable, end of year         8,369,060     $    0.39       7,135,518     $    0.39
                                 ===========   ===========    ===========    ==========

Weighted average estimated fair
  value of options granted                     $    0.23                     $    0.12
                                               ===========                   ==========

The following outlines the significant weighted average assumptions used to estimate the fair value information presented utilizing the Binomial Lattice option pricing model for the years ended March 31, 2007 and March 31, 2006:

Years Ended March 31,
                                         2007          2006
                                      -----------   -----------
Risk free interest rate                 4.84%          4.18%
Average expected life                 10 years      4.7 years
Expected volatility                      92%            72%
Expected dividends                      None           None

The detail of the options outstanding and exercisable as of March 31, 2007 is as follows:

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
                                    Number       Remaining     Exercise        Number       Exercise
Range of Exercise Prices         Outstanding        Life         Price      Outstanding       Price
                                --------------- ------------- ------------ --------------- ---------

    $0.21 - $0.23                3,357,143      7.39 years      $ 0.21       3,022,143        $ 0.21
        $0.38                    5,494,550      4.15 years      $ 0.37       4,994,550        $ 0.38
    $1.78 - $3.75                  352,367      4.57 years      $ 2.02         352,367        $ 2.02
                                -----------                                 ----------
                                 9,204,060                                   8,369,060
                                ===========                                 ==========


                                               F-43

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

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


9. INCOME TAX PROVISION

Income tax expense for the years ended March 31, 2007 and 2006 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss from continuing operations before provision for income taxes as a result of the following:

                                                        2007            2006
                                                     ----------      ----------
Computed "expected" tax benefit                      $(2,048,000)   $  (993,000)

Reduction in income taxes resulting from:
    Derivative expense                                   718,000        122,000
    Debt extinguishment                                  414,000             --
    Change in deferred tax assets valuation
      allowance                                        1,078,000      1,024,000
    State and local income taxes,
      net of federal benefit                            (162,000)      (153,000)
    Other                                                     --             --
                                                     -----------    -----------
                                                     $        --    $        --
                                                     ===========    ===========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at March 31, 2007 are presented below:

Deferred tax assets:
    Net operating loss carryforwards                                $ 5,210,000
    Capitalized research and development                              2,670,000
    Other                                                               136,000
                                                                    -----------
        Total gross deferred tax assets                               8,016,000

        Less valuation allowance                                     (8,016,000)
                                                                    -----------
        Net deferred tax assets                                     $        --
                                                                    ===========

The valuation allowance increased by $1,078,000 and $1,024,000 during the years ended March 31, 2007 and 2006, respectively. The current provision for income taxes for the years ended March 31, 2007 and 2006 is not significant and due primarily to certain state taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the history of operating losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. A full reduction allowance has been recorded to offset 100% of the deferred tax asset.

As of March 31, 2007, the Company had tax net operating loss carryforwards of approximately $13,600,000 and $8,307,000 available to offset future taxable Federal and state income, respectively. The carryforward amounts expire in various years through 2026. In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating loss carryforwards could be severely restricted.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

10. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

The Company entered into an employment agreement with its Chairman of the Board effective April 1, 1999. The agreement, which is cancelable by either party upon sixty days notice, will be in effect until the employee retires or ceases to be employed by the Company. The Chairman of the Board was appointed President and Chief Executive Officer ("CEO") effective June 1, 2001 upon which the base annual salary was increased from $120,000 to $180,000. Effective January 1, 2005, the CEO's salary was increased from $180,000 to $205,000 per year. The CEO is eligible for an annual bonus at the discretion of the Board of Directors, of which $0 and $20,000 was earned during each of the years ended March 31, 2007 and 2006, respectively. Under the terms of the agreement, if the employee is terminated he may become eligible to receive a salary continuation payment in the amount of at least twelve months' base salary. Effective April 1, 2006,the CEO's salary was increased from $205,000 to $240,000 per year.

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

LEASE COMMITMENTS

The Company leases its office and research and development space under an operating lease agreement which expires in July 2006. The Company signed an 12 month extension of its existing lease on substantially the same terms as its present lease. Minimum monthly payments under the new extension approximate $7,700.

Rent expense approximated $105,000 and $126,000 for the years ended March 31, 2007 and 2006, respectively.