Form 10QSB
period 2007-06-30
AETHLON MEDICAL INC
filed 2007-08-08
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2007

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

The number of shares of common stock of the registrant outstanding as of July 30, 2007, was 32,063,643.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

Documents incorporated by reference: None

                          PART I. FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        CONDENSED CONSOLIDATED BALANCE SHEET AT JUNE 30, 2007                  1

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
        THREE MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD
        JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2007                     2

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
        THREE MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD
        JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2007                     3

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                   4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             11

ITEM 3. CONTROLS AND PROCEDURES                                               14

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS           15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   15

ITEM 5. OTHER INFORMATION                                                     15

ITEM 6. EXHIBITS                                                              15

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


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                     June 30,
                                                                       2007
                                                                   ------------
                                     ASSETS
Current assets
     Cash                                                          $      2,658
     Prepaid expenses                                                     5,155
                                                                   ------------
     Total current assets                                                 7,813

Property and equipment, net                                              12,985
Patents, net                                                            137,238
Other assets                                                             13,200
                                                                   ------------

     Total assets                                                  $    171,236
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued
       liabilities                                                 $  1,545,765
     Due to related parties                                           1,083,999
     Notes payable                                                      502,500
     Convertible notes payable, net of discount                          50,000
     Warrant obligation                                               4,267,675
                                                                   ------------
     Total current liabilities                                        7,449,939

Commitments and Contingencies

Stockholders' Deficit
     Common stock, par value $0.001 per
         share; 100,000,000 shares authorized;
         32,063,643 shares issued
         and outstanding                                                 32,064
     Additional paid-in capital                                      21,312,424
     Deficit accumulated during development stage                   (28,623,191)
                                                                   ------------
                                                                     (7,278,703)
                                                                   ------------
                                                                   $    171,236
                                                                   ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 AETHLON MEDICAL, INC.
                             (A Development Stage Company)
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended June 30, 2007 and 2006 and For the
               Period January 31, 1984 (Inception) through June 30, 2007
                                      (UNAUDITED)


                                                                            January 31,
                                          Three             Three              1984
                                          Months            Months          (Inception)
                                          Ended             Ended             Through
                                         June 30,          June 30,           June 30,
                                           2007              2006               2007
                                       ------------      ------------      ------------

REVENUES
  Grant income                         $         --      $         --      $  1,424,012
  Subcontract income                             --                --            73,746
  Sale of research and development               --                --            35,810
                                       ------------      ------------      ------------
                                                 --                --         1,533,568

EXPENSES

  Professional fees                         187,405           200,504         6,125,632
  Payroll and related                       521,186           184,257         8,656,383
  General and administrative                162,682           117,071         5,089,683
  Impairment                                     --                --         1,313,253
                                       ------------      ------------      ------------
                                            871,273           501,832        21,184,951

OPERATING LOSS                             (871,273)         (501,832)      (19,651,383)

OTHER (INCOME) EXPENSE
  Loss on extinguishment of debt                 --                --         1,216,748
  Change in fair value of
      warrant liability                    (421,775)               --         2,050,925
  Interest and other debt expense            50,619           114,663         5,313,039
  Interest income                                --                --           (17,415)
  Other                                      36,082             2,661           408,511
                                       ------------      ------------      ------------
                                           (335,074)          117,324         8,971,808
                                       ------------      ------------      ------------

         NET LOSS                      $   (536,199)     $   (619,156)     $(28,623,191)
                                       ============      ============      ============

BASIC AND DILUTED LOSS PER
COMMON SHARE                           $      (0.02)     $      (0.02)
                                       ============      ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                31,982,399        25,567,776
                                       ============      ============


                  The accompanying notes are an integral part of these
                      condensed consolidated financial statements.





                                              AETHLON MEDICAL, INC.
                                          (A Development Stage Company)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the Three Months Ended June 30, 2007 and 2006 and
                        For the Period January 31, 1984 (Inception) Through June 30, 2006
                                                   (UNAUDITED)


                                                                    Three             Three        January 31, 1984
                                                                    Months            Months          (Inception)
                                                                    Ended             Ended            Through
                                                                   June 30,          June 30,          June 30,
                                                                     2007              2006              2007
                                                                 ------------      ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $   (536,199)     $   (619,156)     $(28,623,191)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                      7,479             8,307         1,014,872
     Amortization of deferred consulting fees                              --            12,250           109,000
     (Gain) Loss on sale of property and equipment                      1,777                --           (11,288)
     Gain on settlement of debt                                            --                --          (131,175)
     Loss on settlement of accrued legal liabilities                       --                --           142,245
     Stock based compensation                                         283,505             4,750           745,899
     Fair market value of warrants issued in connection with
         accounts payable and debt                                         --                --         2,715,736
     Fair market value of common stock, warrants and
         options issued for services                                   65,661            52,466         3,552,577
     Change in fair value of warrant liability                       (421,775)               --         2,050,925
     Loss on extinguishment of debt                                        --                --         1,216,748
     Amortization of debt discounts                                        --            64,980         1,285,787
     Impairment of patents and patents pending                             --                --           416,026
     Impairment of goodwill                                                --                --           897,227
     Deferred compensation forgiven                                        --                --           217,223
     Changes in operating assets and liabilities:
         Prepaid expenses                                                (585)           12,719           156,382
         Other assets                                                      --             3,400           (13,200)
         Accounts payable and accrued liabilities                     171,686           (44,220)        2,220,802
         Due to related parties                                        (5,000)          (43,000)        1,317,500
                                                                 ------------      ------------      ------------
Net cash used in operating activities                                (433,451)         (547,504)      (10,719,905)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                    (3,997)           (7,791)         (270,694)
Acquisition of patents                                                     --                --          (370,127)
Proceeds from sale of property and equipment                               --                --            17,065
Cash of acquired company                                                   --                --            10,728
                                                                 ------------      ------------      ------------
Net cash used in investing activities                                  (3,997)           (7,791)         (613,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                    --                --         1,710,000
Principal payments of notes payable                                        --                --          (292,500)
Proceeds from issuance of convertible notes payable                        --                --         2,078,000
Proceeds from issuance of common stock                                     --           140,001         7,916,822
Professional fees related to registration statement                        --                --           (76,731)
                                                                 ------------      ------------      ------------

Net cash provided by financing activities                                  --           140,001        11,335,591
                                                                 ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH                                      (437,448)         (415,294)            2,658
CASH - beginning of period                                            440,106           836,377                --
                                                                 ------------      ------------      ------------

CASH - end of period                                             $      2,658      $    421,083      $      2,658
                                                                 ============      ============      ============


                               The accompanying notes are an integral part of these
                                  condensed consolidated financial statements.

                                                        3

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Aethlon Medical, Inc. ("Aethlon" or the "Company") engages in the research and development of a medical device known as the Hemopurifier(R) that removes harmful substances from the blood. Aethlon is in the development stage on the Hemopurifier(R) and significant research and testing are still needed to reach commercial viability. Any resulting medical device or process will require approval by the U.S. Food and Drug Administration ("FDA") or the regulatory agency of any foreign country where it intends to sell its device. Aethlon has submitted an Investigational Device Exemption ("IDE") to the FDA and plans to begin FDA sanctioned clinical trials within the next twelve months. Since many of Aethlon's patents were issued in the 1980's, some have expired and other are scheduled to expire in the near future. Thus, some patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, the Company believes that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier(R) treatment technology.

Aethlon is classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP"), and has not generated revenues from its planned principal operations.

Aethlon's common stock is quoted on the Over-the-Counter Bulletin Board administered by the National Association of Securities Dealers ("OTCBB") under the symbol "AEMD.OB."

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007, which includes audited financial statements and footnotes as of March 31, 2007 and for the years ended March 31, 2006 and 2007.

The Company's current deficit in working capital requires us to obtain funds in the short-term to be able to continue in business, and in the longer term to fund research and development on products not yet ready for market.

NOTE 2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced continuing losses from operations, is in default on certain debt, has negative working capital of approximately ($7,442,000) recurring losses from operations and a deficit accumulated during the development stage of approximately ($28,623,000) at June 30, 2007, which among other matters, raises significant doubt about its ability to continue as a going concern. The Company has not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company intends to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2008. Therefore the Company will be required to seek additional funds to finance its short-term operations.

         The Company is currently addressing its liquidity issue by exploring investment capital opportunities through the public markets, specifically, through private placement of common stock. The Company believes that its access to capital, together with existing cash resources, will be sufficient to meet its liquidity needs for fiscal 2008. In August 2007, the Company raised $660,000 in a private placement (see Note 7). However, no assurance can be given that the Company will receive any funds in addition to the funds in its capital raising efforts. As of the date of this filing the Company has sufficient working capital to sustain operations for approximately five months.

         The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Company be unable to continue as a going concern.

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)

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

Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive. There were 9,475,184 and 7,133,811 potentially dilutive common shares outstanding for the three months ended June 30, 2007 and 2006, respectively.

PATENTS

The Company capitalizes the cost of patents, some of which were acquired, and amortizes such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred approximately $220,180 and $177,107 of research and development expenses during the three months ended June 30, 2007 and 2006, respectively, which are included in operating expenses in the accompanying condensed consolidated statements of operations.

EQUITY INSTRUMENTS FOR SERVICES PROVIDED BY OTHER THAN EMPLOYEES

The Company follows SFAS No. 123-R "SHARE BASED PAYMENT" as interpreted by Emerging Issues Task Force ("EITF") Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES" to account for transactions involving goods and services provided by third parties where the Company issues equity instruments as part of the total consideration. Pursuant to paragraph 7 of SFAS No. 123-R, the Company accounts for such transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

The Company follows SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" in accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell, if any. Management noted no impairment indicators requiring review for impairment at or during the three months ended June 30, 2007.

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable provides for a rate of conversion that was below market value at issuance. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIO" and EITF Issue No. 00-27, "APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS," the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes.

DERIVATIVE LIABILITIES AND CLASSIFICATION OF WARRANT OBLIGATION

The Company evaluates free-standing instruments (or embedded derivatives) indexed to its common stock to properly classify such instruments within equity or as liabilities in its financial statements, pursuant to the requirements of the EITF Issue No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," EITF Issue No. 01-06, "THE MEANING OF INDEXED TO A COMPANY'S OWN STOCK," EITF Issue No. 05-04, "THE EFFECT OF A LIQUIDATED DAMAGES CLAUSE ON A FREESTANDING FINANCIAL INSTRUMENT SUBJECT TO EITF Issue No. 00-19," and SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," as amended. The Company's policy is to settle instruments indexed to its common shares on a first-in-first-out basis.

In the fiscal year ending March 31, 2006, the Company was obligated to register for resale the shares underlying warrants in connection with the issuance of its 10% Series A Convertible Promissory Notes. In accordance with EITF Issue No. 00-19, the value of the warrants were recorded as a liability until the registration became effective on January 20, 2006. On or about March 13, 2007, the Company determined that the effectiveness of the registration statement underlying the conversion and warrant shares associated with the 10% Series A Promissory Notes had lapsed on October 27, 2006. In accordance with EITF Issue No. 00-19, the Company reversed the accounting effect of the prior registration effectiveness and recorded a warrant liability which is required to be revalued at the end of each reporting period. At June 30, 2007, the fair value of the warrant liability was determined to be $4,267,675 and for the three months ended June 30, 2007 a gain in the amount of approximately $422,000 was recognized as other income as a result of the change in the fair value of such liability since March 31, 2007.

REGISTRATION PAYMENT ARRANGEMENTS

The Company accounts for its liquidated damages on registration rights agreements in accordance with FASB Staff Position EITF Issue No. 00-19-2 "ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS" which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." On June 30, 2007, the Company had recorded $220,000 of accrued liquidated damages in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheet.

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123-R, "SHARE-BASED PAYMENT,". SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board administered by Nasdaq) on the date of grant. Under the modified prospective method of adoption for SFAS No. 123-R which the Company elected to adopt the compensation cost recognized by the Company beginning April 1, 2006 includes, (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

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

In August 2000, the Company adopted the 2000 Stock Option Plan ("Stock Option Plan"), which was approved by its stockholders in September 2000. The Stock Option Plan provides for the issuance of up to 500,000 options to purchase shares of common stock. Such options can be incentive options or nonstatutory options, and may be granted to employees, directors and consultants. The Stock Option Plan has limits as to the eligibility of those stockholders who own more than 10% of Company stock, as defined. The options granted pursuant to the Stock Option Plan may have exercise prices of no less than 100% of fair market value of the Company's common stock at the date of grant (incentive options), or no less than 75% of fair market value of such stock at the date of grant (nonstatutory). At June 30, 2007, the Company had granted 47,500 options under the 2000 Stock Option Plan of which 15,000 had been forfeited, with 467,500 available for future issuance. All of these options vested prior to the adoption of FAS 123-R.

The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted outside of the Company's Stock Option Plan resulted in a non-cash expense of $283,505 and $4,750 for the quarters ended June 30, 2007 and 2006, respectively. This expense was recorded as stock compensation included in payroll and related expenses in the accompanying June 30, 2007 and 2006 consolidated statement of operations.

The Company recognizes share-based compensation as a result of the adoption of SFAS No. 123-R and uses the Binomial Lattice option pricing model for estimating fair value of options granted.

The following table summarizes the effect of share-based compensation pursuant to the application of SFAS No. 123-R to options granted:

                                                       Three Months Ended           Three Months Ended
                                                         June 30, 2007                June 30, 2006
Payroll and related                                       $ (283,505)                  $    (4,750)
                                                          ==========                   ===========
Net share-based compensation effect
   in net loss from continuing operations                 $ (283,505)                  $    (4,750)
                                                          ==========                   ===========

Basic and diluted loss per common share                   $    (0.01)                  $     (0.00)
                                                          ==========                   ===========

On June 13, 2007, the Company granted its Chief Executive Officer an option to purchase 2,500,000 shares of common stock at an exercise price of $0.36 per share. The options vested 1,000,000 shares at grant, with 500,000 shares vesting each annual anniversary date through June 13, 2010. On the grant date, the fair value of this option was determined to be approximately $922,000, with $260,000 of share-based compensation expense related to this grant recognized upon grant and included in general and administrative expense for the three-month period ended June 30, 2007.

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In accordance with SFAS No. 123-R, the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the first quarter ended June 30, 2007 was insignificant.

The following weighted average assumptions were used as applicable in the above table:

                                    Three Months Ended
                                          June 30
                              -----------------------------
                                 2007                2006
                              ----------          ----------
Annual dividends                 zero                zero
Expected volatility               92%                 72%
Risk free interest rate          4.72%               4.18%
Expected life                 2.14 years            4.7 years

The expected volatility is based on the historical volatility. The expected life of options granted is based on the "simplified method" described in the SEC's Staff Accounting Bulletin No. 107 due to changes in the vesting terms and contractual life of current option grants compared to the Company's historical grants. Options outstanding that have vested and are expected to vest as of June 30, 2007 are as follows:

                                                      Weighted
                                         Weighted      Average
                                         Average      Remaining       Aggregate
                             Number of   Exercise    Contractual      Intrinsic
                              Shares      Price     Term in Years     Value (1)
---------------------------  ---------   --------   -------------   ------------

Vested                       9,369,060    $  0.39        5.54       $  2,668,940
Expected to vest             2,335,000       0.32        8.54            812,400

                            -----------                             ------------
     Total                  11,704,060                              $  3,481,340
                            ===========                             ============

(1) These amounts represent the difference between the exercise price and $0.67, the closing market price of the Company's common stock on June 30, 2007 as quoted on the Over-the-Counter Bulletin Board under the symbol "AEMD.OB" for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. The Company estimated such forfeiture rate to be zero. Additional information with respect to stock option activity is as follows:

                                                   Outstanding Options
                                           -------------------------------------
                               Shares                   Weighted       Aggregate
                             Available     Number of     Average       Intrinsic
                             for Grant     Shares     Exercise Price   Value (1)
---------------------------  ---------     ------     --------------  ----------
March 31, 2007                 467,500    9,204,060      $ 0.38       $3,802,324
                                                                      ==========
Grants                              --    2,500,000        0.36
Exercises                           --          --          --
Cancellations                       --          --          --
                             ---------   ----------      ------
June 30, 2007                  467,500   11,704,060      $ 0.37       $3,481,340
                             =========   ==========      ======       ==========

Options exercisable at:
March 31, 2007                            8,369,060      $ 0.39
                                          =========      ======
June 30, 2007                             7,135,518      $ 0.39
                                          =========      ======

(1) Represents the difference between the exercise price and the March 31, 2007 or June 30, 2007 market price of the Company's common stock, which was $0.74 and $0.67, respectively.

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         At June 30, 2007, there was approximately $754,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 2.44 years.

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN No. 48 establishes a single model to address accounting for certain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN No. 48 on April 1, 2007. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits. As of the date of adoption the Company had no unrecognized tax benefits. The Company's policy is to recognize interest and penalties that would be assessed in relation to the settlement of unrecognized tax benefits as a component of income tax expense. The Company has recognized approximately $36,000 in penalties and interest upon the adoption of FIN No. 48.

The Company and it subsidiaries are subject to federal income tax. With few exceptions, the Company is no longer subject to U.S. federal income tax examination for years before 2000; state and local tax examinations before 2000. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.

The Company is not currently under Internal Revenue Service (IRS), state, local or foreign jurisdiction tax examinations.

For the quarter ended June 30, 2007, the Company recorded no income tax provision.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


NOTE 4. NOTES AND CONVERTIBLE NOTES PAYABLE

At June 30, 2007, the Company had $502,500 in principal amount of notes payable outstanding with fourteen noteholders.

The Company is currently in default on $502,500 of amounts owed under various unsecured notes payable and is currently seeking other arrangements with its noteholders. At June 30, 2007 the Company had accrued interest in the amount of $377,191 associated with these defaulted notes payable.

At June 30, 2007, convertible notes payable, net consists of $1,050,000 in principal amount of convertible notes payable outstanding, net of ($1,000,000) discount, held by six noteholders. The discount is attributable to the valuation of warrant rights associated with the extinguishment and effective reissuance of the convertible notes on March 22, 2007.

NOTE 5. EQUITY TRANSACTIONS

         In April 2007, the Company issued 30,617 shares of restricted common stock as the result of a cashless exercise of 80,000 warrants held by a former noteholder.

         In April 2007, the Company issued 15,152 shares of restricted common stock at $0. 33 per share in payment of an option agreement valued at $5,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In April 2007, the Company issued 8,651 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.58 per share in payment for regulatory affairs consulting services to the Company valued at $5,000 based on the value of the services.

         In April 2007, the Company issued 3,937 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.76 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services.

         In May 2007, the Company issued 13,124 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.76 per share in payment for regulatory affairs consulting services to the Company valued at $10,000 based on the value of the services.

         In May 2007, the Company issued 5,155 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.58 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services.

         In June 2007, the Company issued 41,999 shares of restricted common stock at between $0.30 and $0.74 per share in payment for investor relations services to the Company valued at $20,000 based on the value of the services.

         In June 2007, the Company issued 17,526 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.58 per share in payment for regulatory affairs consulting services to the Company valued at $10,200 based on the value of the services.

         In June 2007, the Company issued 5,155 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.58 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services.

         In June 2007, the Company issued 10,174 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.63 per share in payment for regulatory affairs consulting services to the Company valued at $6,450 based on the value of the services.

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)

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

NOTE 7. SUBSEQUENT EVENTS

         On July 13, 2007 the Company entered into a twelve-month 12% Convertible Note ("Note") for $60,000 with an individual accredited investor. The Note accrues interest at 12%, payable at maturity and is convertible into the Company's Common Stock at a fixed conversion price of $0.50 per share.

         Beginning July 17, 2007, the Company commenced a $1.0 million Private Placement Offering ("Placement"). The offering is for the sale of units, each unit to include two shares of common stock and one warrant. The offering is made to certain private investors known to the Company. Each Warrant is exercisable for three years from issuance and allows the purchase of one share of common stock at an exercise price of $0.50 per share. As of August 3, 2007, the Company had received confirmed subscriptions for the sale of $660,000 of such units.


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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act and must file reports, proxy statements and other information with the SEC. The reports, information statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 100F Street, N.W. Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Commission also maintains a Web site (http://www.sec.gov) that contains reports, proxy, and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our headquarters are located at 3030 Bunker Hill Street, Suite 4000, San Diego, California 92109. Our telephone number is 858/459-7800. Our Web site is maintained at http://www.aethlonmedical.com.

Our common stock is traded on the OTCBB under the symbol "AEMD.OB".

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006.

OPERATING EXPENSES

Consolidated operating expenses were $871,273 for the three months ended June 30, 2007, versus $501,832 for the comparable period one year ago. This represents an absolute dollar increase of $369,441 or approximately 74% as compared to the prior time period. This difference is comprised of increases in payroll and related and general and administrative expenses of approximately $336,929 and $45,611, respectively, offset by a decrease in professional expense of $13,099.

Professional fees decreased by $13,099 or approximately 7% from the prior period one year ago. The decrease was comprised of an increase in legal expense of $48,248 and accounting fees of $4,942, offset by decreases in scientific consulting expense of $52,758 and other professional expenses of $8,589. The increase in legal expense resulted from the comparatively high legal expense in the period ended June 30, 2007, a result of our increased number of public filings as compared to the prior period one year ago. Scientific professional expense decreased due to the comparatively high expense incurred during the fiscal quarter ended June 30, 2006 as a result of the completion of our human safety studies in India during that quarter.

Payroll and related expenses increased $336,929 or approximately 183% as compared to the prior period one year ago. This increase is primarily a result of additional non-cash stock compensation expense of $283,605 which includes approximately $269,000 related to stock options granted to our Chief Executive Officer in June 2007 and the additional salary of our President, who was hired in August 2006.

General and administrative expenses increased $45,611 or approximately 39% as compared to the prior comparable quarter one year ago. The increase is primarily attributable to an increase in lab supplies of $48,054 a result of the testing and preparation of Hemopurifier(R) cartridges required for an upcoming trial in India related to a Dengue fever application. This increase was offset by a decrease in all other general and administrative expenses of $2,893.

OTHER EXPENSE

Other expenses decreased by $452,398 or approximately 386% as compared to the prior quarter one year ago. This decrease was comprised of a non-cash reduction in the fair value of warrant liability of $421,775, a $64,044 reduction in interest expense and an increase of $33,421 in other expenses. Interest expense was reduced because the BCF associated with the Company's 10% Series A Convertible Promissory Notes ("Notes") was fully amortized to interest expense prior to the current fiscal quarter. The warrant liability is also related to the Notes and it is required to be revalued at the end of each reporting period until effective registration of the shares underlying the Notes and related Warrants becomes effective (See Note 3 to the condensed consolidated financial statements). Other expense increased as a result of the recognition of estimated penalties and interest related to tax obligations.

NET LOSS

We recorded a consolidated net loss of $536,199 and $619,156 for the quarters ended June 30, 2007 and 2006, respectively. The decrease in net loss of approximately 13% was generally attributable to a significant non-cash benefit due to the valuation of the warrant liability associated with the Company's 10% Series A Convertible Notes at June 30, 2007, offset by increased expenses related to the recognition of stock compensation expense.

Basic and diluted loss per common share were ($0.02) for the three month period ended June 30, 2007 as compared to ($0.02) for the same period ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. The Company's cash position at March 31, 2007 was $440,106 compared to $2,658, at June 30, 2007, representing a decrease of $437,448. During the three months ended June 30, 2007, operating activities used net cash of $433,451. The Company received no cash from financing activites and purchased $3,997 of property and equipment.

A decrease in working capital during the three months in the amount of $181,774 increased the Company's negative working capital position to ($7,442,126) at June 30, 2007 as compared to a negative working capital of ($7,260,352) at March 31, 2007.

The Company's current deficit in working capital requires us to obtain funds in the short-term to be able to continue in business, and in the longer term to fund research and development on products not yet ready for market.

The Company's operations to date have consumed substantial capital without generating revenues, and will continue to require substantial capital funds to conduct necessary research and development and pre-clinical and clinical testing of Hemopurifier(R) products, and to market any of those products that receive regulatory approval. The Company does not expect to generate revenue from operations for the foreseeable future, and its ability to meet its cash obligations as they become due and payable is expected to depend for at least the next several years on its ability to sell securities, borrow funds or a combination thereof. The Company's future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and management's ability to establish collaborative arrangements, effect successful commercialization strategies, marketing activities and other arrangements. The Company expects to continue to incur increasing negative cash flows and net losses for the foreseeable future, and presently requires a minimum of $125,000 per month to sustain operations. The Company is in the presses of completing a scheduled $1.0 million Private Placement Offering ("Placement"). As of August 3, 2007, the Company had received confirmed subscriptions for the sale of $660,000 of such units.

Management does not believe that inflation has had or is likely to have any material impact on the Company's operations.

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

There have been no changes to the Company's critical accounting policies as disclosed in its Form 10-KSB for the year ended March 31, 2007.

OFF BALANCE SHEET ARRANGEMENTS

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2007, the Company issued 41,999 shares of restricted common stock at between $0.30 and $0.74 per share in payment for investor relations services to the Company valued at $20,000 based on the value of the services. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2).

In April 2007, the Company issued 30,617 shares of restricted common stock as the result of a cashless exercise of 80,000 warrants held by a former noteholder. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2).

On July 13, 2007 the Company entered into a twelve-month 12% Convertible Note ("Note") for $60,000 with an individual accredited investor. The Note accrues interest at 12%, payable at maturity and is convertible into the Company's Common Stock at a fixed conversion price of $0.50 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $502,500 have reached maturity and are in default. The Company is currently seeking other alternative arrangements with the holders of these obligations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

10.1 10% Convertible Promissory Note dated July 13, 2007, between the Company and the Phillip A Ward Trust.

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

                              AETHLON MEDICAL, INC

Date: August 8, 2007

BY: /S/ JAMES A. JOYCE                  BY: /S/ JAMES W. DORST
    ---------------------------             ---------------------------------
    JAMES A. JOYCE                          JAMES W. DORST
    CHAIRMAN, PRESIDENT AND                 CHIEF FINANCIAL OFFICER AND CHIEF
    CHIEF EXECUTIVE OFFICER                 ACCOUNTING OFFICER