Form 10QSB
period 2007-09-30
AETHLON MEDICAL INC
filed 2007-11-14
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2007

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

The number of shares of common stock of the registrant outstanding was 33,944,216 as of November 9, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]

Documents incorporated by reference: None.


PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 2007                       3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
         AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2007       4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
         MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE
         PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2007                   5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                       15

ITEM 3.  CONTROLS AND PROCEDURES                                                         19

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                               20

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                     20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                 20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             20

ITEM 5.  OTHER INFORMATION                                                               20

ITEM 6.  EXHIBITS                                                                        21


                                       2

PART I.
                              FINANCIAL INFORMATION


               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                   September 30,
                                                                       2007
                                                                   ------------

                                     ASSETS
Current assets
     Cash                                                          $    180,146
     Prepaid expenses and other current assets                            8,279
                                                                   ------------
     Total current assets                                               188,425

Property and equipment, net                                              10,087
Patents and patents pending, net                                        141,616
Other assets                                                             13,200
                                                                   ------------

     Total assets                                                  $    353,328
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued liabilities                      $  1,451,349
     Due to related parties                                           1,083,999
     Notes payable                                                      502,500
     Convertible notes payable, net of discount                          79,761
     Warrant obligation                                               3,775,425
                                                                   ------------
     Total current liabilities                                        6,893,034

Commitments and Contingencies

Stockholders' Deficit
     Common stock, par value $0.001 per share;
         50,000,000 shares authorized;
         33,944,216 shares issued and outstanding                        33,945
     Additional paid-in capital                                      22,304,592
     Deficit accumulated during`
         development stage                                          (28,878,243)
                                                                   ------------
                                                                     (6,539,706)
                                                                   ------------
     Total liabilities and stockholders' deficit                   $    353,328
                                                                   ============


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                      AETHLON MEDICAL, INC.
                                                  (A Development Stage Company)
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              For the Three and Six Months Ended September 30, 2007 and 2006 and
                            For the Period January 31, 1984 (Inception) Through September 30, 2007
                                                           (Unaudited)


                                                                                                                  January 31, 1984
                                       Three Months       Three Months        Six Months         Six Months          (Inception)
                                           Ended              Ended             Ended               Ended              through
                                       September 30,      September 30,      September 30,      September 30,       September 30,
                                           2007               2006               2007               2006                2007
                                       -------------      -------------      -------------      -------------      --------------
REVENUES

  Grant income                         $          --      $          --      $          --      $          --      $    1,424,012
  Subcontract income                              --                 --                 --                 --              73,746
  Sale of research and development                --                 --                 --                 --              35,810
                                       -------------      -------------      -------------      -------------      --------------
                                                  --                 --                 --                 --           1,533,568

EXPENSES

  Professional fees                          253,671            166,144            441,076            366,648           6,379,303
  Payroll and related                        300,590            207,020            821,776            391,277           8,956,973
  General and administrative                 135,767            161,776            298,449            281,508           5,225,450
  Impairment                                      --                 --                 --                 --           1,313,253
                                       -------------      -------------      -------------      -------------      --------------
                                             690,028            534,940          1,561,301          1,039,433          21,874,979
                                       -------------      -------------      -------------      -------------      --------------
OPERATING LOSS                              (690,028)          (534,940)        (1,561,301)        (1,039,433)        (20,341,411)
                                       -------------      -------------      -------------      -------------      --------------

OTHER EXPENSE (INCOME)
  Loss on Extinguishment of debt                  --                 --                 --                 --           1,216,748
  Change in fair value of
      warrant liability                     (492,250)                --           (914,025)                --           1,558,675
  Interest and other debt expenses            75,107             92,714            125,726            207,377           5,388,146
  Interest income                                 --                 --                 --                 --             (17,415)
  Other                                      (17,833)                --             18,249                 --             390,678
                                       -------------      -------------      -------------      -------------      --------------
                                            (434,976)            92,714           (770,050)           207,377           8,536,832
                                       -------------      -------------      -------------      -------------      --------------
NET LOSS                               $    (255,052)     $    (627,654)     $    (791,251)     $  (1,246,810)     $  (28,878,243)
                                       =============      =============      =============      =============      ==============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                         $       (0.01)     $       (0.02)     $       (0.02)     $       (0.05)
                                       =============      =============      =============      =============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                        32,997,498         25,990,706         32,489,949         25,779,241
                                       =============      =============      =============      =============

           The accompanying notes are an integral part of these condensed consolidated financial statements.



                                                        AETHLON MEDICAL, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND
                               FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2007
                                                             (Unaudited)


                                                                                                                 January 31, 1984
                                                               Six Months Ended         Six Months Ended            (Inception)
                                                              September 30, 2007       September 30, 2006            Through
                                                                                                                  September 30,2007
                                                             --------------------     --------------------     --------------------
Cash flows from operating activities:

      Net loss                                               $           (791,251)    $         (1,246,810)    $        (28,878,243)
      Adjustments to reconcile net loss to net cash
        used in operating activities:

          Depreciation and amortization                                    12,668                   14,972                1,020,061
          Amortization of deferred consulting fees                             --                   24,500                  109,000
          Gain on sale of property and equipment                            1,777                       --                  (11,288)
          Gain on settlement of debt                                           --                       --                 (131,175)
          Loss on settlement of accrued legal liabilities                      --                       --                  142,245
          Stock based compensation                                        352,951                    9,500                  815,345
          Loss on debt extinguishment                                          --                       --                1,216,748
          Fair market value of warrants issued in
            connection with accounts payable and debt                          --                       --                2,715,736
          Fair market value of common stock, warrants
          and options issued for services                                 194,119                  164,458                3,681,035
          Change in fair value of warrant liability                      (914,025)                      --                1,558,675
          Amortization of debt discount                                     7,958                  109,012                1,293,745
          Impairment of patents and patents pending                            --                       --                  416,026
          Impairment of goodwill                                               --                       --                  897,227
          Deferred compensation forgiven                                       --                       --                  217,223
          Changes in operating assets and liabilities:
                Prepaid expenses                                           (3,709)                 (21,805)                 153,258
                Other assets                                                   --                    3,960                  (13,200)
                Accounts payable and accrued
                liabilities                                                77,270                  (19,754)               2,126,386
                Due to related parties                                     (5,000)                (103,000)               1,317,500
                                                             --------------------     --------------------     --------------------
      Net cash used in operating activities                            (1,067,242)              (1,064,967)             (11,353,696)
                                                             --------------------     --------------------     --------------------

Cash flows from investing activities:

      Purchases of property and equipment                                  (3,997)                 (14,454)                (270,694)
      Patents and patents pending                                          (6,669)                      --                 (376,796)
      Proceeds from the sale of property and equipment                         --                       --                   17,065
      Cash of acquired company                                                 --                       --                   10,728
                                                             --------------------     --------------------     --------------------


      Net cash used in investing activities                               (10,666)                 (14,454)                (619,697)
                                                             --------------------     --------------------     --------------------

Cash flows from financing activities:

      Proceeds from the issuance of notes payable                              --                       --                1,710,000
      Principal repayments of notes payable                                    --                       --                 (292,500)
      Proceeds from the issuance of convertible notes
        payable                                                            60,000                       --                2,138,000
      Proceeds from the issuance of common stock                          815,000                  280,003                8,731,822
      Fees paid for equity financing                                      (57,052)                      --                  (57,052)
      Professional fees related to registration statement                      --                       --                  (76,731)
                                                             --------------------     --------------------     --------------------

      Net cash provided by financing activities                           817,948                  280,003               12,153,539
                                                             --------------------     --------------------     --------------------

Net (decrease) increase in cash                                          (259,960)                (799,418)                 180,146

Cash at beginning of period                                               440,106                  836,377                       --
                                                             --------------------     --------------------     --------------------

Cash at end of period                                        $            180,146     $             36,959     $            180,146
                                                             ====================     ====================     ====================


                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                 5

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                    (unaudited)

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Aethlon Medical, Inc. ("Aethlon" or the "Company") is a development stage medical device company focused on expanding the applications of the Hemopurifier
(R) platform technology, which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. In this regard, the Company's core focus is the development of therapeutic devices that treat acute viral conditions, chronic viral diseases and pathogens targeted as potential biological warfare agents. The Hemopurifier(R) combines the established scientific principles of affinity chromatography and hemodialysis as a means to mimic the immune system's response of clearing viruses and toxins from the blood before cell and organ infection can occur. The Hemopurifier(R) cannot cure viral conditions but can prevent virus and toxins from infecting unaffected tissues and cells. The Company has completed pre-clinical blood testing of the Hemopurifier(R) to treat HIV and Hepatitis-C, and have completed human safety trials on Hepatitis-C infected patients in India and is in the process of obtaining regulatory approval from the U.S. Food and Drug Administration ("FDA") to initiate clinical trials in the United States.

The commercialization of the Hemopurifier(R) will likely require the completion of human efficacy clinical trials. The approval of any application of the Hemopurifier(R) in the United States will necessitate the approval of the FDA to initiate human studies. Such studies could take years to demonstrate safety and effectiveness in humans and there is no assurance that the Hemopurifier(R) will be cleared by the FDA as a device the Company can market to the medical community. The Company also expects to face similar regulatory challenges from foreign regulatory agencies, should the Company attempt to commercialize and market the Hemopurifier(R) outside of the United States. As a result, the Company has not generated revenues from the sale of any Hemopurifier(R) application. Additionally, there have been no independent validation studies of our Hemopurifiers(R) to treat infectious disease. The Company manufactures its products on a small scale for testing purposes but has yet to manufacture the Company's products on a large scale for commercial purposes. All of the Company's pre-clinical human blood studies have been conducted in our laboratories under the direction of Dr. Richard Tullis, the Company's Chief Science Officer.

The Company is classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP"), and has not generated revenues from its principal operations.

The Company's common stock is quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers under the symbol "AEMD.OB".

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the Company's Annual Report On Form 10-KSB for the year ended March 31, 2007, which includes audited financial statements and footnotes as of March 31, 2007 and for the years ended March 31, 2006 and 2007.

NOTE 2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced continuing losses from operations, is in default on certain debt, has negative working capital of approximately ($6,705,000) recurring losses from operations and a deficit accumulated during the development stage of approximately ($28,878,000) at September 30, 2007, which among other matters, raises significant doubt about its ability to continue as a going concern. The Company has not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company intends to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2008. Therefore the Company will be required to seek additional funds to finance its short-term operations.

The Company is currently addressing its liquidity issue by exploring investment capital opportunities. The Company believes that its access to capital, together with existing cash resources, will be sufficient to meet its liquidity needs for fiscal 2008. In August 2007, the Company raised $815,000 in a private placement (see Note 5). The Company has in place an $8.4 million common stock purchase agreement with Fusion Capital Fund II, LLC, which can provide working capital pending successful registration of the shares underlying the agreement. The Company's present working capital balance is insufficient tomeet its working capital needs for fiscal 2008. However, no assurance can be given that the Company will receive any additional funds through its capital raising efforts.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Company be unable to continue as a going concern.

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                  (unaudited)


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

Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive. There were 18,459,500 and 17,899,812 potentially dilutive common shares outstanding for the three and six months ended September 30, 2007, respectively.

PATENTS

The Company capitalizes the cost of patents, some of which were acquired, and amortizes such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred approximately $331,000 and $335,000 of research and development expenses during the six months ended September 30, 2007 and 2006, respectively. For the fiscal quarter ended September 30, 2007 and 2006, the Company incurred research and development expense of approximately $151,000 and $177,000, respectively.

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

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

SFAS No.144 ("SFAS 144"), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Management believes that no impairment existed at or during the six months ended September 30, 2007.

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

In the fiscal year ended March 31, 2006, the Company was obligated to register for resale the shares underlying warrants in connection with the issuance of its 10% Series A Convertible Promissory Notes. In accordance with EITF Issue No. 00-19, the value of the warrants were recorded as a liability until the registration became effective on January 20, 2006. On or about March 13, 2007, the Company determined that the effectiveness of the registration statement underlying the conversion and warrant shares associated with the 10% Series A Promissory Notes had lapsed on October 27, 2006. In accordance with EITF Issue No. 00-19, the Company reversed the accounting effect of the prior registration effectiveness and recorded a warrant liability which is required to be revalued at the end of each reporting period. At September 30, 2007, the fair value of the warrant liability was determined to be $3,775,425 and for the six months ended September 30, 2007 a gain in the amount of approximately $914,000 was recognized as other income as a result of the change in the fair value of such liability since March 31, 2007.

REGISTRATION PAYMENT ARRANGEMENTS

The Company accounts for its liquidated damages on registration rights agreements in accordance with FASB Staff Position EITF Issue No. 00-19-2 "ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS" which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." On September 30, 2007, the Company had recorded $238,249 of accrued liquidated damages in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheet.

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)

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

The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted outside of the Company's Stock Option Plan resulted in an expense of $69,446 for the quarter ended September 30, 2007 and $352,951 for the six month period ended September 30, 2007. This expense was recorded as stock compensation included in payroll and related expenses in the accompanying September 30, 2007 condensed consolidated statement of operations. Share-based compensation recognized as a result of the adoption of SFAS No. 123-R as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123-R use the Binomial Lattice option pricing model for estimating fair value of options granted.

The following table summarizes the effect of share-based compensation resulting from the application of SFAS No. 123-R to options granted:

                                         Three Months Ended    Six Months Ended
                                         September 30, 2007   September 30, 2007
                                         ------------------   ------------------

Payroll and related                         $ (69,446)          $(352,951)
                                            ==========          ==========
Net share-based compensation effect
   in net loss from continuing operations   $ (69,446)          $(352,951)
                                            ==========          ==========

Basic and diluted loss per common share     $   (0.00)          $   (0.01)
                                            ==========          ==========

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                    (unaudited)

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In accordance with SFAS No. 123-R, the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the six month period ended September 30, 2007 was insignificant.


The following weighted average assumptions were used in the valuation of these instruments.

                                      Six Months Ended
                                        September 30
                              -----------------------------
                                 2007                2006
                              ----------          ----------
Annual dividends                 zero                zero
Expected volatility               92%                 72%
Risk free interest rate          4.72%               4.18%
Expected life                 2.14 years            4.7 years

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" described in the SEC's Staff Accounting Bulletin No. 107 due to changes in the vesting terms and contractual life of current option grants compared to the Company's historical grants. Options outstanding that have vested and are expected to vest as of September 30, 2007 are as follows:

                                                      Weighted
                                         Weighted      Average
                                         Average      Remaining      Aggregate
                             Number of   Exercise    Contractual     Intrinsic
                              Shares      Price     Term in Years    Value (1)
-------------------------  -----------   --------   -------------   ----------

Vested                       9,702,393    $  0.38        5.27       $2,817,804
Expected to vest             2,001,667       0.33        8.85       $  572,317
                           -----------                              ----------
     Total                  11,704,060                              $3,390,121
                           ===========                              ==========

(1) These amounts represent the difference between the exercise price and $0.62, the closing market price of the Company's common stock on September 28, 2007 as quoted on the Over-the-Counter Bulletin Board under the symbol "AEMD.OB" for all in-the-money options outstanding.

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Additional information with respect to stock option activity is as follows:

                                                   Outstanding Options
                                           -------------------------------------
                               Shares                   Weighted       Aggregate
                             Available     Number of     Average       Intrinsic
                             for Grant     Shares     Exercise Price   Value (1)
---------------------------  ---------     ------     --------------  ----------
March 31, 2007                 467,500    9,204,060       $ 0.38      $3,802,324
                                                                     ===========
Grants                              --    2,500,000       $ 0.36
Exercises                           --          --           --
Cancellations                       --          --           --
                             ----------  ----------      -------
September 30, 2007             467,500   11,704,060       $ 0.38      $2,808,974
                             ==========  ==========      =======      ==========

Options exerciseable at:
March 31, 2007                            8,369,060      $ 0.39
                                         ==========      ======
September 30, 2007                        9,702,393      $ 0.38
                                         ==========      ======

(1) Represents the difference between the exercise price and the March 31, 2007 or September 28, 2007 market price of the Company's common stock, which was $0.74 and $0.62, respectively.

At September 30, 2007, there was approximately $513,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 1.62 years

INCOME TAXES

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

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company is not currently under Internal Revenue Service (IRS), state, local or foreign jurisdiction tax examinations.

For the quarter and six-month periods ended September 30, 2007, the Company recorded no income tax provision.

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS," which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not yet evaluated the effects of the adoption of SFAS No 157 on future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES." SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If the Company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management has not yet evaluated the effects of the adoption of SFAS No 159 on future consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.


NOTE 4. NOTES PAYABLE

At September 30, 2007, the Company had $502,500 in principal amount of notes payable outstanding with fourteen noteholders.

The Company is currently in default on $502,500 of amounts owed under various unsecured notes payable and is currently seeking other financing arrangements to retire all past due notes. At September 30, 2007 the Company had accrued interest in the amount of $385,848 associated with these defaulted notes payable.

On July 13, 2007, in exchange for $60,000, the Company issued the Phillip A Ward Trust a 12% Convertible Note, with accrued interest due at Maturity on July 13, 2008. The face value of the note is convertible at a $0.50 conversion price into 120,000 restricted shares of common stock.

At September 30, 2007, the Company had $1,110,000 in principal amount of convertible notes payable outstanding, net of $1,030,239 discount, held by six noteholders. The $1,030,000 discount is comprised of $29,921 in unamortized BCF discount and $1,000,000 in unamortized discount attributable to the valuation of warrant rights associated with the issuance of convertible notes. At September 30, 2007, the Company had accrued interest in the amount of $243,623 Associated with these convertible notes payable.

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

                               AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                    (unaudited)

Note 5. EQUITY TRANSACTIONS (continued)


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

In August 2007, the Company issued 1,630,000 shares of common stock for cash proceeds of $815,000 ($757,950 net of commissions). The shares were issued to accredited investors in the form of Units comprised of two shares of common stock and one three-year warrant to acquire common stock at an exercise price of $0.50. The offering price of each Unit was $1.00.

In August 2007, the Company issued 14,827 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.60 per share in payment of grant writing consulting services to the Company valued at $10,500 based upon the value of the services.

In August 2007, the Company issued 71,045 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.24 per share in payment for outstanding liabilities related to regulatory consulting services to the Company valued at $17,051 based upon the value of the services provided.

In August 2007, the Company issued 13,017 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.49 per share in payment for regulatory consulting services to the Company valued at $6,413 based upon the value of the services provided.

In August 2007, the Company issued 103,106 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.59 per share in payment of legal fees related to general corporate legal services to the Company valued at $62,894 based upon the value of the services provided.

In August 2007, the Company issued 21,020 shares of restricted common stock at prices between $0.68 and $0.78 per share in payment for investor relations services to the Company valued at $15,000 based on the value of the services.

In August 2007, the Company issued 8,264 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at prices between $0.68 and $0.78 per share in payment for regulatory affairs consulting services to the Company valued at $6,000 based on the value of the services.

In September 2007, the Company issued 14,000 shares of common stock to an accredited investor at $0.50 per share in payment of commissions related to the August Private Placement transaction valued at $7,000 based upon the value of services provided.

In September 2007, the Company issued 5,294 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.68 per share in payment for regulatory affairs consulting services to the Company valued at $3,600 based on the value of the services provided.

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2007 were approximately $690,000 in comparison with approximately $535,000 for the comparable quarter a year ago. The increase of approximately $155,000, or 29% was comprised of increases in Payroll & Related and Professional expenses of approximately $94,000 and $87,000, respectively, offset by a decrease in overall General and Administrative expense of approximately $26,000.

Payroll & Related expenses increased by approximately $94,000 or 45% from the prior period one year ago. The primary reason for this was the recognition of increased stock option related expense. Professional expenses increased approximately $88,000 or 53% due to increases in legal expense of approximately $79,000, increases in patent related legal expense of approximately $7,000 and net increases in other administrative expenses of approximately $2,000. General and administrative expenses decreased approximately $26,000 or 16% as compared to the prior quarter one year ago. This decrease was comprised of approximate decreases in financial conference expense of $19,000, travel expense of $13,000 and all other administrative expense of $8,000, offset by an increase in lab supplies of approximately $14,000.

Other Expense

Other expenses decreased by approximately $527,000 or 569% as compared to the prior quarter one year ago. This decrease was comprised of a non-cash reduction in the fair value of warrant liability of approximately $492,000, an approximate $17,000 reduction in interest expense and a decrease of approximately $18,000 in other expenses. Interest expense was reduced because the BCF associated with the Company's 10% Series A Convertible Promissory Notes ("Notes") was fully amortized to interest expense prior to the current fiscal quarter. The warrant liability is also related to the Notes and it is required to be revalued at the end of each reporting period until effective registration of the shares underlying the Notes and related Warrants becomes effective.

Net Loss

The Company recorded a consolidated net loss of approximately $255,000 and $628,000 for the quarters ended September 30, 2007 and 2006, respectively. The decreased net loss of approximately 59% was primarily attributable to the change in the fair value of the warrant liability offset by increased operating expenses.

Basic and diluted loss per common share were ($0.01) for the three month period ended September 30, 2007 compared to ($0.02) for the same period ended September 30, 2006. This reduction in loss per share was primarily a result of the greater number of common shares outstanding during the three month period ended September 30, 2007, as compared to the three month period ended September 30, 2006 and the significant benefit recognized attributable to the change in fair value of the warrant liability.

SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2006

Operating Expenses

Consolidated operating expenses were approximately $1,561,000 for the six months ended September 30, 2007, versus approximately $1,039,000 for the comparable period ended September 30, 2006. The increase of approximately $522,000, or 50%, is a result of approximate increases in Professional expenses of $74,000, Payroll expenses of $431,000 and General and Administrative expenses $17,000.

For the comparable six-month periods, Professional Fees increased approximately $74,000 or 20%, Payroll expenses increased approximately $431,000 or 110% and General and Administrative expenses increase approximately $17,000 or 6%.

The Professional expense increase is comprised of an increase in legal fees of approximately $137,000, offset by approximate decreases of $29,000 in scientific consulting fees, $26,000 in investor relations expenses, $6,000 in directors' fees and $2,000 in accounting services as compared to the prior period.

The Payroll and related expense increase is comprised of approximately $77,000 of increases in payroll expense primarily a result of our having a full-time President hired in the middle of the previous period and an approximate increase in stock option compensation expense of $354,000.

The General and Administrative expense increase is comprised of approximate increases in lab supplies of $53,000, insurance expense of $14,000 and utilities expense of $12,000 offset by decreases in financial conference expense of approximately $38,000, travel expense of $18,000 and a reduction in all other general expenses of approximately $6,000.

Other Expense

Other expenses decreased by approximately $977,000 or 471% as compared to the prior period one year ago. This decrease was comprised of a non-cash reduction in the fair value of warrant liability of $914,000, an approximate $82,000 reduction in interest expense and an increase of approximately $18,000 in other expenses. Interest expense was reduced because the BCF associated with the Company's 10% Series A Convertible Promissory Notes ("Notes") was fully amortized to interest expense prior to the current fiscal period. The warrant liability is also related to the Notes and it is required to be revalued at the end of each reporting period until effective registration of the shares underlying the Notes and related Warrants becomes effective to the condensed consolidated financial statements).

Net Loss

We recorded a consolidated net loss of $791,251 and $1,246,810 for the six-month periods ended September 30, 2007 and 2006, respectively. The decrease in net loss was primarily attributable to a net decrease the change in valuation of the warrant liability.

Basic and diluted loss per common share were ($0.02) for the six month period ended September 30, 2007 compared to ($0.05) for the same period ended September 30, 2006. This reduction in loss per share was attributable to both the greater number of common shares outstanding during the six month period ended September 30, 2007, as compared to the six-month period ended September 30, 2006, and by the decreased net loss for the six-month period ended September 30, 2007, as compared to the equivalent period one year ago.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. The Company's cash position at September 30, 2007 was approximately $180,000 compared to approximately $440,000, at March 31, 2006, representing a decrease of approximately $260,000. During the six months ended September 30, 2007, operating activities used net cash of approximately $1,067,000 while the Company received gross proceeds of approximately $818,000 from the issuance of common stock and convertible notes and purchased approximately $4,000 of new equipment.

During the six month period ended September 30, 2007, net cash used in operating activities primarily consisted of a change in the estimated fair value of warrant liability of approximately $914,000 and approximate net loss of $791,000. These were offset principally by the fair market value of common stock of approximately $194,000 issued in payment for services and approximately $353,000 in stock-based compensation and changes in other current balance sheet accounts of approximately $85,000.

An increase in working capital during the six months ended September 30, 2007 in the amount of approximately $555,000 decreased the Company's negative working capital position to approximately ($6,705,000) at September 30, 2007 as compared to a negative working capital of approximately ($7,260,000) at March 31, 2007.

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

Subject to the availability of sufficient funding and working capital, management anticipates continuing to increase spending on research and development over the next 12 months. Additionally, associated with the Company's anticipated increase in research and development expenditures, we anticipate purchasing additional amounts of equipment during this period to support our laboratory and testing operations. Operations to date have consumed substantial capital without generating revenues, and will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of our Hemopurifier(R) products, as well as market any of those products that receive regulatory approval. The Company does not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as management's ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. The Company expects to continue to incur increasing negative cash flows and net losses for the foreseeable future.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the three and six month periods ended September 30, 2007 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

In August 2007, the Company issued 1,630,000 shares of common stock for cash proceeds of $815,000 ($757,950 net of commissions). The shares were issued to accredited investors in the form of Units comprised of two shares of common stock and one three-year warrant to acquire common stock at an exercise price of $0.50. The offering price of each Unit was $1.00.

In August 2007, the Company issued 21,020 shares of restricted common stock at prices between $0.68 and $0.78 per share in payment for investor relations services to the Company valued at $15,000 based on the value of the services.

In September 2007, the Company issued 14,000 shares of common stock to an accredited investor at $0.50 per share in payment of commissions related to the August Private Placement transaction valued at $7,000 based upon the value of services provided.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $502,500 have reached maturity and are past due. The Company is continually reviewing other financing arrangements to retire all past due notes. At September 30, 2007 the Company had accrued interest in the amount of $385,848 associated with these notes and accrued liabilities payable.


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

(a) Exhibits. The following documents are filed as part of this report:

3.1      Articles of Incorporation of Aethlon Medical, Inc. (1)

3.2      Bylaws of Aethlon Medical, Inc. (1)

3.3      Certificate of Amendment of Articles of Incorporation dated March 28,
         2000 (2)

3.4      Certificate of Amendment of Articles of Incorporation dated June 13,
         2005 (3)

3.5      Certificate of Amendment of Articles of Incorporation dated March 6,
         2007 (4)

10.1 Form of Common Stock Agreement by and between the Company and Fusion Capital Fund II, LLC (5)

10.2 Form of Subscription Agreement by and between the Company and Fusion Capital Fund II, LLC (5)

31.1 Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of James A. Joyce, Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of James W. Dorst, Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1)       December 18, 2000 and incorporated by reference

(2) Filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000 and incorporated by reference.

(3) Filed with the Company's Current Report on Form 8-K, dated June 10, 2005 and incorporated by reference.

(4) Filed with the Company's Current Report on form 8-K dated March 7, 2007 and incorporated herein by reference.

(5)       Filed with the Company's Current Report on Form 8-K filed August 17,
          2007.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AETHLON MEDICAL, INC.

Date: November 14, 2007


BY: /S/ JAMES A. JOYCE                  BY: /S/ JAMES W. DORST
    ---------------------------             ---------------------------
    JAMES A. JOYCE                          JAMES W. DORST
    CHAIRMAN, PRESIDENT AND                 CHIEF FINANCIAL OFFICER
    CHIEF EXECUTIVE OFFICER