Form 10QSB
period 2007-12-31
AETHLON MEDICAL INC
filed 2008-02-19
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2007

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the transition period from _____to_____

                         COMMISSION FILE NUMBER 0-21846

                              AETHLON MEDICAL, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

          NEVADA                                                 13-3632859
-------------------------------                           ----------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

The number of shares of common stock of the registrant outstanding was 37,169,186 as of January 22, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2007
         (UNAUDITED)                                                           3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE AND NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
         AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH
         DECEMBER 31, 2007 (UNAUDITED)                                         4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
         MONTHS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD
         JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2007 (UNAUDITED)    5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            17

ITEM 3.  CONTROLS AND PROCEDURES                                              21

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    22

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  23

ITEM 5.  OTHER INFORMATION                                                    23

ITEM 6.  EXHIBITS                                                             24

PART I.
               FINANCIAL INFORMATION


               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                   December 31,
                                                                       2007
                                                                   ------------

                                                                          ASSETS
Current assets
     Cash                                                          $    333,271
     Deferred financing costs                                            55,000
     Prepaid expenses and other current assets                            5,000
                                                                   ------------
            Total current assets                                        393,271

Property and equipment, net                                              10,425
Patents and patents pending, net                                        139,453
Other assets                                                             13,200
                                                                   ------------
            Total assets                                           $    556,349
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued liabilities                      $    935,543
     Due to related parties                                           1,083,999
     Notes payable                                                      502,500
     Convertible notes payable, net of discount                         815,711
     Warrant obligation                                                 731,274
                                                                   ------------
            Total current liabilities                                 4,069,027

Commitments and Contingencies

Stockholders' Deficit
     Common stock, par value $0.001 per share;
         100,000,000 shares authorized;
         36,428,399 shares issued and outstanding                        36,429
     Additional paid-in capital                                      27,932,219
     Deficit accumulated during development stage                   (31,481,326)
                                                                   ------------
                                                                     (3,512,678)
                                                                   ------------
            Total liabilities and stockholders' deficit            $    556,349
                                                                   ============



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                               AETHLON MEDICAL, INC.
                                           (A Development Stage Company)
                                       CONDENSED CONSOLIDATED STATEMENTS OF
                                  OPERATIONS For the Three and Nine Months Ended
                                          December 31, 2007 and 2006 and
                       For the Period January 31, 1984 (Inception) Through December 31, 2007
                                                    (Unaudited)


                                                                                                  January 31, 1984
                                     Three Months    Three Months    Nine Months     Nine Months     (Inception)
                                        Ended           Ended           Ended           Ended          through
                                     December 31,    December 31,    December 31,    December 31,    December 31,
                                        2007             2006            2007            2006            2007
                                     ------------    ------------    ------------    ------------    ------------

REVENUES

  Grant income                       $         --    $         --    $         --    $         --    $  1,424,012
  Subcontract income                           --              --              --              --          73,746
  Sale of research and development             --              --              --              --          35,810
                                     ------------    ------------    ------------    ------------    ------------
                                               --              --              --              --       1,533,568

EXPENSES

  Professional Fees                       132,419         133,316         573,495         499,964       6,511,722
  Payroll and related                     285,373         220,539       1,107,149         611,816       9,242,346
  General and administrative              109,183         111,139         407,632         392,647       5,334,633
  Impairment                                   --              --              --              --       1,313,253
                                     ------------    ------------    ------------    ------------    ------------
                                          526,975         464,994       2,088,276       1,504,427      22,401,954
                                     ------------    ------------    ------------    ------------    ------------
OPERATING LOSS                           (526,975)       (464,994)     (2,088,276)     (1,504,427)    (20,868,386)
                                     ------------    ------------    ------------    ------------    ------------

OTHER EXPENSE (INCOME)
  Loss on extinguishment of debt          489,013              --         489,013              --       1,705,761
  Change in fair value of
      warrant liability                   633,249              --        (280,776)             --       2,191,924
  Interest and other debt expenses        952,068          75,765       1,077,794         283,142       6,340,214
  Interest income                              --              --              --              --         (17,415)
  Other                                     1,778              --          20,027              --         392,456
                                     ------------    ------------    ------------    ------------    ------------
                                        2,076,108          75,765       1,306,058         283,142      10,612,940
                                     ------------    ------------    ------------    ------------    ------------
NET LOSS                             $ (2,603,083)   $   (540,759)   $ (3,394,334)   $ (1,787,569)    (31,481,326)
                                     ============    ============    ============    ============    ============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                       $      (0.07)   $      (0.02)   $      (0.10)   $      (0.07)
                                     ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                     35,077,841      27,174,574      33,352,579      27,174,574
                                     ============    ============    ============    ============



                          The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                                           AETHLON MEDICAL, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006 AND
                   FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2007
                                                (Unaudited)


                                                              Nine Months     Nime Months   January 31, 1984
                                                                 Ended           Ended        (Inception)
                                                              December 31,    December 31,      Through
                                                                  2007            2006        December 31,
                                                               (Unaudited)    (Unaudited)          2007
                                                              ------------    ------------    ------------
Cash flows from operating activities:

      Net loss                                                $ (3,394,334)   $ (1,787,569)   $(31,481,326)
      Adjustments to reconcile net loss to net cash used in
        operating activities:

          Depreciation and amortization                             16,616          21,256       1,024,009
          Amortization of deferred consulting fees                      --          36,750         109,000
          Gain on sale of property and equipment                        --              --         (13,065)
          Gain on settlement of debt                                    --              --        (131,175)
          Loss on settlement of accrued legal liabilities               --              --         142,245
          Stock based compensation                                 422,397          23,816         884,791
          Loss on debt extinguishment                              489,013              --       6,442,745
          Fair market value of warrants issued in
            connection with accounts payable and debt                   --              --       2,715,736
          Fair market value of common stock, warrants
          and options issued for services                          197,107         195,358       3,684,023
          Change in fair value of warrant liability               (280,776)             --      (1,485,467)
          Debt issuance costs                                      (55,000)             --         (55,000)
          Amortization of debt discount                            415,575         136,651       1,701,362
          Impairment of patents and patents pending                     --              --         416,026
          Impairment of goodwill                                        --              --         897,227
          Deferred compensation forgiven                                --              --         217,223
          Changes in operating assets and liabilities:
                Prepaid expenses                                      (430)         14,791         156,537
                Other assets                                            --           4,000         (13,200)
                Accounts payable and accrued liabilities          (438,534)        178,588       1,610,582
                Due to related parties                              (5,000)       (108,000)      1,317,500
                                                              ------------    ------------    ------------
      Net cash used in operating activities                     (1,518,773)     (1,284,359)    (11,805,227)
                                                              ------------    ------------    ------------

Cash flows from investing activities:

      Purchases of property and equipment                           (4,215)        (14,454)       (270,912)
      Patents and patents pending                                   (6,797)         (3,252)       (376,924)
      Proceeds from the sale of property and equipment                  --              --          17,065
      Cash of acquired company                                          --              --          10,728
                                                              ------------    ------------    ------------
      Net cash used in investing activities                        (11,012)        (17,706)       (620,043)
                                                              ------------    ------------    ------------

Cash flows from financing activities:

      Proceeds from the issuance of notes payable                       --              --       1,710,000
      Principal repayments of notes payable                             --              --        (292,500)
      Proceeds from the issuance of convertible notes
        payable                                                    500,000          50,000       2,578,000
      Proceeds from the issuance of common stock                   922,950         460,003       8,839,772
      Professional fees related to registration statement               --              --         (76,731)
                                                              ------------    ------------    ------------
      Net cash provided by financing activities                  1,422,950         510,003      12,758,541
                                                              ------------    ------------    ------------

Net (decrease) increase in cash                                   (106,835)       (792,062)        333,271

Cash at beginning of period                                        440,106         836,377              --
                                                              ------------    ------------    ------------

Cash at end of period                                         $    333,271    $     44,315    $    333,271
                                                              ============    ============    ============


                       The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                     5

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                December 31, 2007

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Aethlon Medical, Inc. (the "Company") is a development stage medical device company focused on expanding the applications of our Hemopurifier (R) platform technology, which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. In this regard, our core focus is the development of therapeutic devices that treat acute viral conditions, chronic viral diseases and pathogens targeted as potential biological warfare agents. The Hemopurifier(R) combines the established scientific principles of affinity chromatography and hemodialysis as a means to mimic the immune system's response of clearing viruses and toxins from the blood before cell and organ infection can occur. The Hemopurifier(R) cannot cure viral conditions but can prevent virus and toxins from infecting unaffected tissues and cells. We have completed pre-clinical blood testing of the Hemopurifier(R) to treat HIV and Hepatitis-C, and have completed human safety trials on Hepatitis-C infected patients in India and are in the process of obtaining regulatory approval from the U.S. Food and Drug Administration ("FDA") to initiate clinical trials in the United States.

The commercialization of the Hemopurifier(R) will likely require the completion of human efficacy clinical trials. The approval of any application of the Hemopurifier(R) in the United States will necessitate the approval of the FDA to initiate human studies. Such studies could take years to demonstrate safety and effectiveness in humans and there is no assurance that the Hemopurifier(R) will be cleared by the FDA as a device we can market to the medical community. We also expect to face similar regulatory challenges from foreign regulatory agencies, should we attempt to commercialize and market the Hemopurifier(R) outside of the United States. As a result, we have not generated revenues from the sale of any Hemopurifier(R) application. Additionally, there have been no independent validation studies of our Hemopurifiers(R) to treat infectious disease. We manufacture our products on a small scale for testing purposes but have yet to manufacture our products on a large scale for commercial purposes. All of our pre-clinical human blood studies have been conducted in our laboratories under the direction of Dr. Richard Tullis, our Chief Science Officer.

The Company is classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP"), and has not generated revenues from its principal operations.

The Company's common stock is quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers under the symbol "AEMD.OB".

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the Company's Annual Report On Form 10-KSB for the year ended March 31, 2007, which includes audited financial statements and footnotes as of March 31, 2007 and for the years ended March 31, 2006 and 2007.

NOTE 2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced continuing losses from operations, is in default on certain debt, has negative working capital of approximately ($3,676,000) recurring losses from operations and a deficit accumulated during the development stage of approximately ($31,481,000) at December 31, 2007, which among other matters, raises significant doubt about its ability to continue as a going concern. The Company has not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company intends to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2008. Therefore the Company will be required to seek additional funds to finance its short-term operations.

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

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Company be unable to continue as a going concern.


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

Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive. There were 17,531,110 and 14,209,120 potentially dilutive common shares outstanding for the three and nine months ended December 31, 2007, respectively.

PATENTS

The Company capitalizes the cost of patents, some of which were acquired, and amortizes such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred approximately $466,000 and $440,000 of research and development expenses during the nine months ended December 31, 2007 and 2006, respectively. For the fiscal quarter ended December 31, 2007 and 2006, the Company incurred research and development expense of approximately $135,000 and $105,000, respectively.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

SFAS No.144 ("SFAS 144"), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Management believes that no impairment existed at or during the nine months ended December 31, 2007.

BENEFICAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIO" and EITF No. 00-27, "APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS," the estimated fair value of the BCF is recorded, when applicable, in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes.

DERIVATIVE LIABILITIES AND CLASSIFICATION

The Company evaluates free-standing instruments (or embedded derivatives) indexed to its common stock to properly classify such instruments within equity or as liabilities in its financial statements, pursuant to the requirements of the EITF Issue No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," EITF Issue No. 01-06, "THE MEANING OF INDEXED TO A COMPANY'S OWN STOCK," FSP EITF Issue No. 00-19-2, "ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS," and SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," as amended. The Company's policy is to settle instruments indexed to its common shares on a first-in-first-out basis. Pursuant to EITF Issue No. 00-19, the classification of an instrument indexed to the company's stock must be reassessed at each balance sheet date. If the classification required under this Consensus changes as a result of events during a reporting period, the instrument should be reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

In the fiscal year ending March 31, 2006, the Company was obligated to register for resale the shares underlying warrants in connection with the issuance of its 10% Series A Convertible Notes. In accordance with EITF Issue No. 00-19, the value of the warrants was recorded as a liability until the registration became effective on January 20, 2006. On or about March 13, 2007, the Company determined that the effectiveness of the registration statement underlying the conversion and warrant shares associated with the 10% Series A Convertible Notes had lapsed. In accordance with EITF Issue No. 00-19, the Company reclassified the warrants from stockholders' equity and recorded a warrant liability which is required to be revalued at the end of each reporting period. Such warrant liability was revalued through September 30, 2007 (our latest reporting period) and then on November 29, 2007. On November 29, 2007, the notes and warrant agreements associated with the 10% Series A Convertible Notes were amended and restated. For accounting purposes, such amendment was treated as an extinguishment pursuant to EITF Issue No. 06-6 and the existing warrant liability relieved. See Note 4 for further description.

REGISTRATION PAYMENT ARRANGEMENTS

The Company accounts for its liquidated damages on registration rights agreements in accordance with FASB Staff Position EITF Issue No. 00-19-2 "ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS" which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "ACCOUNTING FOR CONTINGENCIES" ("SFAS No. 5"). Pursuant to SFAS No. 5, a liability related to potential liquidated damages if such damages were determined to be both probable and reasonably estimable. The Company had accrued liquidated damages on the 10% Series A Convertible Notes. In connection with the amendment of these instruments and related warrants on November 29, 2007, the liquidated damages related to these Notes were settled. As of December 31, 2007, the Company has accrued $26,000 in liquidated damages in connection with potential liquidated damages related to the November 29, 2007 transaction. See Note 4 for further description.

STOCK BASED COMPENSATION

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123-R, "Share-Based Payment," ("SFAS No. 123-R"). SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plan under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION," as amended. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board administered by Nasdaq) on the date of grant. Accordingly, no share-based compensation was recognized in the financial statements for periods prior to April 1, 2006.

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

From time to time, the Company's Board of Directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of the Company's formal stock plans. The terms of these grants are individually negotiated and generally expire within five years from the grant date. Such grants are recorded based on the grant date fair value of the equity instruments.

In August 2000, the Company adopted the 2000 Stock Option Plan ("Stock Option Plan"), which was approved by its stockholders in December 2000. The Stock Option Plan provides for the issuance of up to 500,000 options to purchase shares of common stock. Such options can be incentive options or nonstatutory options, and may be granted to employees, directors and consultants. The Stock Option Plan has limits as to the eligibility of those stockholders who own more than 10% of Company stock, as defined. The options granted pursuant to the Stock Option Plan may have exercise prices of no less than 100% of fair market value of the Company's common stock at the date of grant (incentive options), or no less than 75% of fair market value of such stock at the date of grant (nonstatutory). At December 31, 2007, the Company had granted 47,500 options under the 2000 Stock Option Plan of which 15,000 had been forfeited. All of these options vested prior to the adoption of SFAS 123-R. The Company has reserved 467,500 shares for future issuance.

Share-based compensation resulting from the application of SFAS No. 123-R to options granted resulted in an expense of $69,446 for the quarter ended December 31, 2007 and $422,397 for the nine month period ended December 31, 2007. The Company uses the Binomial Lattice option pricing model for estimating fair value of options granted.

The following table summarizes the effect of share-based compensation resulting from the application of SFAS No. 123-R to options granted:

                                        Three Months Ended   Nine Months Ended
                                         December 31, 2007   December 31, 2007

Payroll and related                         $   69,446          $ 422,397
                                            ==========          =========
Net share-based compensation effect
   in net loss from continuing operations   $   69,446          $ 422,397
                                            ==========          =========

Basic and diluted loss per common share     $    (0.00)         $   (0.01)
                                            ==========          =========

In accordance with SFAS No. 123-R, beginning on April 1, 2006, the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect, if any, of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three and nine month periods ended December 31, 2007 was insignificant.

The following weighted average assumptions were used in the valuation of these instruments.

                                      Nine Months Ended
                                         December 31
                              -----------------------------
                                 2007                2006
                              ----------          ----------
Annual dividends                 zero                zero
Expected volatility               92%                 89%
Risk free interest rate          4.72%               4.82%
Expected life                 2.14 years            5.0 years

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" described in the SEC's Staff Accounting Bulletin No. 107 due to changes in the vesting terms and contractual life of current option grants compared to the Company's historical grants. Options outstanding that have vested and are expected to vest as of December 31, 2007 are as follows:

                                                      Weighted
                                         Weighted      Average
                                         Average      Remaining      Aggregate
                             Number of   Exercise    Contractual     Intrinsic
                              Shares      Price     Term in Years    Value (1)
-------------------------  -----------   --------   -------------   ----------

Vested (2)                   9,702,393    $  0.39        5.60       $3,492,861
Expected to vest             2,001,667       0.35        4.30       $  800,667
                           -----------                              ----------
     Total                  11,704,060                              $4,293,528
                           ===========                              ==========

(1) These amounts represent the difference between the exercise price and $0.75, the closing market price of the Company's common stock on December 31, 2007 as quoted on the Over-the-Counter Bulletin Board under the symbol "AEMD.OB" for all in-the-money options outstanding.

(2) 4,278,375 options were granted prior to April 1, 2006 (the date of adoption for SFAS 123-R) and were fully vested at the date of adoption.

Additional information with respect to stock option activity is as follows:

                                                   Outstanding Options
                                           -------------------------------------
                               Shares                   Weighted       Aggregate
                             Available     Number of     Average       Intrinsic
                             for Grant     Shares     Exercise Price   Value (1)
---------------------------  ---------     ------     --------------  ----------
March 31, 2007                 467,500   9,204,060       $ 0.38       $3,802,324
                                                                      ==========
Grants                              --   2,500,000       $ 0.36
Exercises                           --          --           --
Cancellations                       --          --           --
                             ----------  ----------
December 31, 2007              467,500   11,704,060      $ 0.38       $4,330,502
                             ==========  ==========      ======       ==========
Options exerciseable at:
December 31, 2007                         9,702,393      $ 0.38
                                         ==========      ======

(1) Represents the difference between the exercise price and the March 31, 2007 or December 31, 2007 market price of the Company's common stock, which was $0.74 and $0.75, respectively.

At December 31, 2007, there were approximately $444,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 1.37 years.

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

The Company and its subsidiaries are subject to federal income tax. With few exceptions, the Company is no longer subject to U.S. federal income tax examination for years before 2000; state and local tax examinations before 2000. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.

The Company is not currently under Internal Revenue Service (IRS), state, local or foreign jurisdiction tax examinations.

For the quarter and nine-month periods ended December 31, 2007, the Company recorded no income tax provision.

In December 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS," which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not yet evaluated the effects on future consolidated financial statements.

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

NOTE 4. NOTES PAYABLE

At December 31, 2007, the Company had $502,500 in principal amount of notes payable outstanding with twelve noteholders.

The Company is currently in default on $502,500 of amounts owed under various unsecured notes payable and is currently seeking other financing arrangements to retire all past due notes. At December 31, 2007 the Company had accrued interest in the amount of $405,754 associated with these defaulted notes payable.

At December 31, 2007, the Company had $1,110,000 in principal amount of convertible notes payable outstanding, net of a $961,000 discount, held by six noteholders. The discount is comprised of $29,921 in unamortized BCF discount and approximately $931,000 in unamortized discount attributable to the valuation of warrant rights associated with the issuance of convertible notes.

10% SERIES A CONVERTIBLE NOTES AMENDMENT

On November 2007, the Company entered into Amended and Restated 10% Series A Convertible Promissory Notes (the "Amended Notes") with the holders of certain promissory notes previously issued by the Company (the "Prior Notes"), and all amendments to the Prior Notes, including on March 5, 2007.

The Amended Notes, in the principal amount of $1,000,000, are convertible into an aggregate of 5,000,000 shares of the Company's Common Stock and mature on February 15, 2009. The Amended Notes provide for the payment of accrued and default interest through December 31, 2007 in the aggregate amount of $295,248 to be paid in units ("Units") at a fixed rate of $0.20 per Unit, each Unit consisting of one share of the Company's Common Stock and one Class A Common Stock Purchase Warrant (the "Class A Warrant") to purchase one share of the Company's Common Stock at a fixed exercise price of $0.20 per share. If the Holders exercise the Class A Warrants on or before February 15, 2010, the Company will issue them one Class B Common Stock Purchase Warrant (the "Class B Warrant") for every two Class A Warrants exercised. The Class B Warrants will have a fixed exercise price of $0.60 per share.

The Amended Notes also provided for the payment of liquidated damages through November 29, 2007 in the aggregate amount $269,336 to be paid in units ("Damages Units") at a fixed rate of $0.40 per Damages Unit, each Damages Unit consisting of one share of the Company's Common Stock and one Class A-1 Common Stock Purchase Warrant (the "Class A-1 Warrant") to purchase on share of the Company's Common Stock at a fixed exercise price of $0.40 per share. If the Holders exercise the Class A-1 Warrants on or before February 15, 2010, the Company will issue them one Class B-1 Common Stock Purchase Warrant (the "Class B-1 Warrant") for every two Class A-1 Warrants exercised. The Class B-1 Warrants will have a fixed exercise price of $0.40 per share.

In addition, the Amended Notes provide for the issuance of Class A Principal Common Stock Purchase Warrants (the "Class A Principal Warrant") to purchase an aggregate of 5,000,000 shares of the Company's Common Stock on the same terms as the Class A Warrants.

The following table summarizes the number of shares of the Company's Common Stock issuable upon the conversion of the Amended Notes or the exercise of the various warrants issued or issuable pursuant to the Amended Notes.


                  Note Conversion                    5,000,000
                  Accrued Interest                   1,476,242
                  Liquidated Damages                   673,340
                  Class A Warrants                   1,476,242
                  Class A-1 Warrants                   673,340
                  Class A Principal Warrants         5,000,000
                  Class B Warrants                     738,121
                  Class B-1 Warrants                   336,670
                                                  ------------
                  Total                             15,373,955
                                                  ============

The Company is obligated to register the shares underlying the Class A Warrants, the Class A-1 Warrants and the Class A Principal Warrants with the SEC by March 31, 2008, and the shares underlying the Class B Warrants and to register the Class B-1 Warrants with the SEC by the 30th day following the issuance date of such warrants.

For accounting purposes, the amendment of the 10% Series A Convertible Notes was treated as an extinguishment pursuant to EITF Issue No. 06-6. The changes in the note agreements, conversion feature and warrants were considered substantive as prescribed in that consensus. Consequently, the Company recorded a loss on extinguishment of $489,013 as follows:

   Reacquisition Price (Fair value of new notes and warrants)      $  5,392,664

   Less amounts relieved at date of extinguishment:
   Carrying amount of the unamortized note                             (166,667)
   Carrying amount of derivative liability                           (4,172,400)
   Accrued interest and liquidated damages                             (564,584)
                                                                   ------------
       Loss on extinguishment                                      $    489,013
                                                                   ============

The new warrants issued in connection with the Amended Notes were evaluated pursuant to EITF Issue No. 00-19 and classified as equity instruments. In connection with the new warrants, the Company recorded $4,392,664 as an increase to additional paid in capital, based on the estimated fair value at issuance. The amended conversion feature contains a beneficial conversion at the date of the Amended Notes; consequently, the Company recorded a discount of $1,000,000 against the notes and a corresponding increase in additional paid in capital. Through December 31, 2007, the Company amortized approximately $69,000 of such discount into interest expense.

$495,000 NOTE WITH WARRANTS FINANCING

On December 5, 2007, the Company entered into a Subscription Agreement with two accredited investors pursuant to which the Company issued and sold promissory notes in the principal amount of $495,000 and three-year warrants to purchase an aggregate of 1,485,000 shares of the Registrant's common stock at a fixed exercise price of $0.50 per share. The promissory notes bear interest compounded monthly at the annual rate of eight percent (8%) and mature on September 5, 2008. The net proceeds to the Company were $450,000.

The warrants associated with this financing did not meet all of the conditions required for equity classification under EITF Issue No. 00-19; consequently, the warrants (with an estimated fair value of $693,050) were accounted for as derivative liabilities at issuance. The Company revalued the warrants at December 31, 2007 and the change in the estimated fair value of $38,224 was recorded to earnings.


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

In August 2007, the Company issued 14,857 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.60 per share in payment of grant writing consulting services to the Company valued at $10,500 based upon the value of the services.

In August of 2007, the Company issued 71,045 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.24 per share in payment for outstanding liabilities related to regulatory consulting services to the Company valued at $17,051 based upon the value of the services provided.

In August of 2007, the Company issued 13,017 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.49 per share in payment for regulatory consulting services to the Company valued at $6,413 based upon the value of the services provided.

In August of 2007, the Company issued 103,106 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.59 per share in payment of legal fees related to general corporate legal services to the Company valued at $62,894 based upon the value of the services provided.

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

In September 2007, the Company issued 5,297 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.68 per share in payment for regulatory affairs consulting services to the Company valued at $3,600 based on the value of the services provided.

In October 2007, the Company issued 4,601 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.65 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services provided.

In December 2007, the Company issued 330,000 Units for cash proceeds of $165,000. The Units were issued to accredited investors were comprised of two shares of common stock and one three-year warrant to acquire common stock at an exercise price of $0.50 per share. The offering price of each Unit was $1.00.

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

OTHER

The Company has not filed its income tax returns for certain prior periods. Whereas the Company is in the process of remediating this matter, it may be subject to penalties; however, those amounts are not expected to be significant.

NOTE 7. SUBSEQUENT EVENTS

In January 2008, the Company issued 21,992 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.68 per share in payment for regulatory affairs consulting services to the Company valued at $15,000 based on the value of the services provided.

In January 2008, the Company entered into a Subscription Agreement with an accredited investor pursuant to which the Company issued and sold promissory notes in the principal amount of $220,000 and three-year warrants to purchase an aggregate of 660,000 shares of the Registrant's common stock at a fixed exercise price of $0.50 per share. The promissory notes bear interest compounded monthly at the annual rate of nine percent (9%) and mature on October 19, 2008. The aggregate gross proceeds to the Company were $200,000.

In January 2008, the Company issued 200,000 shares of common stock for cash proceeds of $100,000. The shares were issued to an accredited investor in the form of Units comprised of two shares of common stock and one three-year warrant to acquire common stock at a fixed exercise price of $0.50 per share. The offering price of each Unit was $1.00.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2006

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2007 were $526,975 in comparison with $464,994 for the comparable quarter a year ago. The increase of $61,981, or 13% was due primarily to an increase in Payroll & Related expenses of $64,834, which was largely due to an increase in non-cash stock compensation expense of $69,446.

Other Expense

Other expenses increased by approximately $2,000,000 as compared to the corresponding prior period. This increase was comprised of a loss on extinguishment of debt of $489,013, a non-cash increase in the fair value of warrant liability of approximately $633,000, and an increase of approximately $876,000 in interest expense for amortization of note discounts prior to extinguishment of the 10% Series A Convertible Notes, warrants and related obligations (see Note 4 to the condensed consolidated financial statements).

Net Loss

As a result of the increased expenses noted above, the Company recorded a consolidated net loss of approximately $2,603,000 and $541,000 for the quarters ended December 31, 2007 and 2006, respectively.

Basic and diluted loss per common share were ($0.07) for the three month period ended December 31, 2007 compared to ($0.02) for the same period ended December 31, 2006. This increase in loss per share was primarily a result of the higher net loss during the three month period ended December 31, 2007, as compared to the three month period ended December 31, 2006.

NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2006

Operating Expenses

Consolidated operating expenses were approximately $2,088,000 for the nine months ended December 31, 2007, versus approximately $1,504,000 for the comparable period ended December 31, 2006. The increase of approximately $584,000, or 39%, is a result of approximate increases in Professional expenses of $74,000, Payroll expenses of $495,000 and General and Administrative expenses $15,000.

The Professional Fees expense increase is comprised of increases in legal fees of approximately $210,000 and $5,000 in accounting services, offset by approximate decreases of $46,000 in scientific consulting fees, $78,000 in investor relations expenses and $6,000 in directors' fees.

The General and Administrative expense increase is comprised of approximate increases in lab supplies of $74,000, insurance expense of $14,000 and utilities expense of $16,000 offset by decreases in financial conference expense of approximately $36,000, travel expense of $26,000, rent expense of $15,000 and a net reduction in all other general expenses of approximately $12,000.

The Payroll and related expense increase is comprised of approximately $103,000 of increases in payroll expense primarily a result of our having a full-time President hired in the middle of the previous period and an approximate increase in stock option compensation expense of $392,000.

Other Expense

Other expenses increased by approximately $1,023,000 as compared to the prior period one year ago. This increase was comprised primarily of a loss on extinguishment of debt of $489,013,and an increase of approximately $795,000 in interest expense, related to amortization of note discounts, offset by a non-cash decrease in the estimated fair value of the warrant liability of approximately $281,000.

Net Loss

As a result of the increased expenses noted above, the Company recorded a consolidated net loss of approximately $3,394,000 and $1,788,000 for thenine-month periods ended December 31, 2007 and 2006, respectively.

Basic and diluted loss per common share were ($0.10) for the nine month period ended December 31, 2007 compared to ($0.07) for the same period ended December 31, 2006. This increase in loss per share was attributable primarily to a higher net loss during the nine month period ended December 31, 2007, as compared to the nine-month period ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. The Company's cash position at December 31, 2007 was approximately $333,000 compared to approximately $440,000, at March 31, 2007, representing a decrease of approximately $107,000. During the nine months ended December 31, 2007, operating activities used net cash of approximately $1,079,000, while the Company received approximately $983,000 from financing activities from the issuance of common stock and convertible notes and utilized approximately $11,000 in connection with patent costs and purchases of new equipment.

During the nine month period ended December 31, 2007, net cash used in operating activities were approximately ($1,079,000) and resulted from the approximate net loss of $3,394,000, the change in the estimated fair value of warrant liability of approximately $3,958,000 and a reduction of accounts payable and accrued expenses of approximately $439,000. These were offset principally by the non-cash loss on debt extinguishment of approximately $491,000, amortization of note discount of $911,000, fair market value of common stock of approximately $197,000 issued in payment for services and approximately $422,000 in stock-based compensation.

An increase in working capital during the nine months ended December 31, 2007 in the amount of approximately $3,584,000 changed the Company's negative working capital position to approximately ($3,676,000) at December 31, 2007 from a negative working capital of approximately ($7,260,000) at March 31, 2007.

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

Subject to the availability of working capital, management anticipates continuing to increase spending on research and development over the next 12 months. Additionally, associated with the Company's anticipated increase in research and development expenditures, we anticipate purchasing additional amounts of equipment during this period to support our laboratory and testing operations. Operations to date have consumed substantial capital without generating revenues, and will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of our Hemopurifier(R) products, as well as market any of those products that receive regulatory approval. The Company does not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is dependent for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as management's ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. The Company expects to continue to incur increasing negative cash flows and net losses for the foreseeable future.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, including our Chief Executive Officer ("CEO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the CEO concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Changes in Controls and Procedures

During the quarter ended December 31, 2007, our chief financial officer resigned and our chief executive officer assumed the role of principal accounting officer. We also hired a part time senior vice president of finance to bolster our financial staff following the departure of our former chief financial officer.

There were no other significant changes made in our internal controls over financial reporting during the three month period ended December 31, 2007 that have materially affected or are reasonably likely to materially affect these controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 29, 2007, the Company entered into Amended and Restated 10% Series A Convertible Promissory Notes (the "Notes") with the Holders. The Notes were issued in exchange for the Prior Notes, and all amendments to the Prior Notes, including the Allonges entered into between the Company and the Holders on March 5, 2007.

The Notes bear an aggregate principal amount of $1,000,000 and are convertible into an aggregate of 5,000,000 shares of the Company's Common Stock and mature on February 15, 2009. The Notes provide for the payment of accrued and default interest through December 31, 2007 in the aggregate amount of $295,248 to be paid in units ("Units") at a fixed rate of $0.20 per Unit, each Unit consisting of one share of the Company's Common Stock and one Class A Common Stock Purchase Warrant (the "Class A Warrant") to purchase one share of the Company's Common Stock at a fixed exercise price of $0.20 per share. If the Holders exercise the Class A Warrants on or before February 15, 2010, the Company will issue them one Class B Common Stock Purchase Warrant (the "Class B Warrant") for every two Class A Warrants exercised. The Class B Warrants will have an exercise price of $0.60 per share.

The Notes also provide for the payment of liquidated damages through November 29, 2007 in the aggregate amount $269,336 to be paid in units ("Damages Units") at a fixed rate of $0.40 per Damages Unit, each Damages Unit consisting of one share of the Company's Common Stock and one Class A-1 Common Stock Purchase Warrant (the "Class A-1 Warrant") to purchase on share of the Company's Common Stock at an exercise price of $0.40 per share. If the Holders exercise the Class A-1 Warrants on or before February 15, 2010, the Company will issue them one Class B-1 Common Stock Purchase Warrant (the "Class B-1 Warrant") for every two Class A-1 Warrants exercised. The Class B-1 Warrants will have a fixed exercise price of $0.40 per share.

In addition, the Notes provide for the issuance of Class A Principal Common Stock Purchase Warrants (the "Class A Principal Warrant") to purchase an aggregate of 5,000,000 shares of the Company's Common Stock on the same terms as the Class A Warrants. The shares underlying the Class A Warrants, the Class A-1 Warrants and the Class A Principal Warrants shall be registered with the SEC by March 31, 2008, and the shares underlying the Class B Warrants and the Class B-1 Warrants shall be registered with the SEC by the 30th day following the issuance date of such warrants. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

On December 5, 2007 the Company issued and sold promissory notes in the principal amount of $495,000 (the "Notes") and three-year warrants to purchase and aggregate of 1,485,000 shares of the Company's common stock at a fixed exercise price of $.50 per share (the "Warrants"). The Notes bear interest compounded monthly at an annual rate of eight percent (8%) per annum and mature on September 5, 2008. The Company is required to file a registration statement with the SEC covering the shares underlying the Warrants within 60 calendar days of closing. In the event that, within 180 days of closing such registration statement is not effective, the Company is obligated to penalties, payable in cash, of 2% per month. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

In December 2007, the Company issued 330,000 Units of common stock for cash proceeds of $165,000. The shares were issued to accredited investors in the form of Units comprised of two shares of common stock and one three-year warrant to acquire common stock at an exercise price of $0.50 per share. The offering price of each Unit was $1.00.

In January 2008, the Company issued 200,000 shares of common stock for cash proceeds of $100,000. The shares were issued to an accredited investor in the form of Units comprised of two shares of common stock and one three-year warrant to acquire common stock at a fixed exercise price of $0.50 per share. The offering price of each Unit was $1.00.

That 330,000 unit transaction in December coupled with the sale of 100,000 units in January 2008 (see Note 7 Subsequent Events) completed a private placement of 1,000,000 Units, priced at $1.00 per unit, raising $980,000. Each Unit is comprised of two shares of common stock and one warrant. The warrant has a fixed exercise price of $0.50 per share and is exercisable for three years from issuance. The Company is required to file a registration statement with the SEC covering the shares underlying the units within 60 calendar days of closing. In the event that, within 180 days of closing such registration is not effective, or the underlying shares are not saleable under SEC Rule 144, the Company is obligated to pay penalties, payable in additional shares, of 2% per month. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $502,500 have reached maturity and are past due. The Company is continually reviewing other financing arrangements to retire all past due notes. At December 31, 2007 the Company had accrued interest in the amount of $405,754 associated with these notes and accrued liabilities payable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

On January 8, 2008 the Company completed a private placement of 100,000 Units, priced at $1.00 per unit, raising $100,000. Each Unit is comprised of two shares of common stock and one warrant. The warrant has an exercise price of $0.50 and is exercisable for three years from issuance. The Company is required to file a registration statement with the SEC covering the shares underlying the units within 60 calendar days of closing. In the event that, within 180 days of closing such registration is not effective, or the underlying shares are not saleable under SEC Rule 144, the Company is obligated to pay penalties, payable in additional shares, of 2% per month. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

On January 18, 2008 the Company issued and sold promissory notes in the principal amount of $220,000 (the "Notes") and three-year warrants to purchase and aggregate of 660,000 shares of the Company's common stock at an exercise price of $.50 per share (the "Warrants"). The Notes bear interest compounded monthly at an annual rate of eight percent (8%) per annum and mature on October 18, 2008. The Company is required to file a registration statement with the SEC covering the shares underlying the Warrants within 60 calendar days of closing. In the event that, within 180 days of closing such registration statement is not effective, the Company is obligated to penalties, payable in cash, of 2% per month. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

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

3.2      Bylaws of Aethlon Medical, Inc. (1)

3.3      Certificate of Amendment of Articles of Incorporation dated March 28,
         2000 (2)

3.4      Certificate of Amendment of Articles of Incorporation dated June 13,
         2005 (3)

3.5      Certificate of Amendment of Articles of Incorporation dated March 6,
         2007 (4)

10.32 Form of Registration Rights Agreement for Amended and Restated Notes and Warrants (5)

10.33    Form of Class A Warrant (5)

10.34    Form of Class A Principal Warrant (5)

10.35    Form of Class A-1 Warrant (5)

10.37    Form of Class B Warrant (5)

10.38    Form of Class B-1 Warrant (5)

10.39    Form of Amended and Restated 10% Convertible Notes (5)

10.41    Form of Unit Offering Subscription Agreement (5)

10.42    Form of Common Stock Warrant (5)

10.43 Form of Unit Securities including Promissory Note and Common Stock Purchase Warrant (5)

31.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of James A. Joyce, Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

(5) Filed with the Company's Registration Statement on Form S-1 filed February 11, 2008 and incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AETHLON MEDICAL, INC.


Date: FEBRUARY 19, 2008                     BY: /S/ JAMES A. JOYCE
                                            ---------------------------
                                            JAMES A. JOYCE
                                            CHAIRMAN, PRESIDENT, CHIEF
                                            ACCOUNTING OFFICER AND
                                            CHIEF EXECUTIVE OFFICER