Form 10KSB
period 2008-03-31
AETHLON MEDICAL INC
filed 2008-07-15
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                                   (MARK ONE)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                    For the fiscal year ended March 31, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For transition period from ________ to __________

                         COMMISSION FILE NUMBER 0-21846

                              AETHLON MEDICAL, INC.
                 (Name of Small Business issuer in its charter)

            NEVADA                                             13-3632859
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

3030 Bunker Hill Street, Suite 4000,
     San Diego, California                                       92109
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

The registrant had no revenue for the fiscal year ended March 31, 2008. The aggregate market value of the Common Stock held by non-affiliates was approximately $15,204,545 based upon the closing price of the Common Stock of $0.39, as reported by the NASDAQ Over-the-Counter Bulletin Board ("OTCBB") on July 7, 2008.

The number of shares of the Common Stock of the registrant outstanding as of July 7, 2008 was 40,286,480.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Forward-Looking Statements                                                    1

                                     PART I.

Item 1.    Description of Business                                            1

Item 2.    Description of Property                                            9

Item 3.    Legal Proceedings                                                  9

Item 4.    Submission of Matters to a Vote of Security Holders                9

                                    PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters                                                           10

Item 6.    Management's Discussion and Analysis or Plan of Operation         17

Item 7.    Financial Statements                                              35

Item 8.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        35

Item 8A.   Controls and Procedures                                           35

Item 8B.   Other Information                                                 36

                                    PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons
             and Corporate Governance; Compliance with Section 16(a) of
             the Exchange Act                                                36

Item 10.   Executive Compensation                                            40

Item 11.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                 43

Item 12.   Certain Relationships and Related Transactions
             and Director Independence                                       44

Item 13.   Exhibits                                                          44

Item 14.   Principal Accountant Fees and Services                            48

Signatures                                                                   49

Certifications

                           FORWARD-LOOKING STATEMENTS

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

         Traditionally, hemodialysis (kidney dialysis) has been used to remove urea and other small metabolic toxins that accumulate in the blood of people with acute or chronic kidney failure (also called renal failure). Acute renal failure is generally treated in hospital intensive care units using a continuous filtration therapy. Chronic renal failure is treated through intermittent, thrice-weekly kidney dialysis in a specialized clinic setting. A catheter is most often the method used to gain access to the blood which is then pumped through thousands of hollow micro-fibers running the length of the kidney dialysis cartridge. Within the cartridge, toxins, urea and excess water pass through small pores in the walls of the micro-fibers and are removed by a separately circulating dialysis fluid outside of the fibers. Blood cells and molecules that are too large to pass through the pores are retained and the cleansed blood is returned to circulation.

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

INFECTIOUS DISEASE

         The current treatment for viral illnesses include vaccines and antiviral drugs. Vaccines have been the most successful in curing viral diseases (e.g., polio and smallpox). Unfortunately, newly emerging pathogens (e.g., SARS), highly mutable RNA viruses (e.g., HIV and Hepatitis C) and exotic viruses that might be used in terrorist attacks often do not have vaccine treatments. Similarly, antiviral drugs are often useful in controlling viral infections. However, there do not seem to be any general, broad-spectrum antiviral agents similar to penicillin for bacteria and viruses capable of rapidly developing drug resistant mutations. In addition, it generally takes years and millions of dollars to develop vaccine and drug candidates that may or may not be approved by the FDA.

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

BIOLOGICAL WEAPONS

         We are developing treatments to combat infectious agents that may be used in biological warfare and terrorism. We are working to design Hemopurifiers(R) that can be rapidly deployed by armed forces as wearable post-exposure treatments on the battlefield, as well as dialysis-based treatments for civilian populations. We are focusing our bio-defense strategy on treating "Category A" agents, which are considered by the Centers for Disease Control ("CDC") to be the worst bioterrorism threats. These agents include the viruses that cause smallpox, hemorrhagic fevers such as ebola and Marburg, the anthrax toxin, and Botulinum toxin. We have not yet published any data related to the treatment of any "Category A" agent. In March 2007, we submitted an Investigational Device Exemption ("IDE") with the FDA the goal of which is to obtain approval to conduct human safety and, if applicable, animal efficacy trials targeted to a specific bioterror viral agent. We are presently in the process of conducting IN VITRO trials to determine the most appropriate "Category A" application.

CANCER TREATMENT

         We have licensed an invention and related patent rights for a method to treat cancer under an assignment agreement with the London Health Science Center Research, Inc. The invention provides for the "Depression of anticancer immunity through extracorporeal removal of microvesicular particles" for which a provisional patent application was filed in the United States. The agreement provides that the Company will pay certain patent application and filing costs as well as a 2% royalty on any future net sales.

         In addition to our efforts to treat infectious disease, we are developing treatments to remove the immunosuppressive activity normally found in the fluid of cancer patients. Studies in 2007, led by Dr. Douglas Taylor at the University of Louisville, have demonstrated that the capture of tumor secreted exosomes by the Hemopurifier(R) does result in reversing immunosuppressive activity. Dr. Taylor is a recognized authority on the causative effects of immune suppression in cancer patients. He is credited with the initial characterization of exosomes and is a leading peer-reviewed author on the subject.

         In the studies, the Aethlon Hemopurifier(R) removed the immunosuppressive activity normally found in the ascites fluid of ovarian cancer patients. Immunosuppressive activity in ovarian cancer patients is known to correlate with disease progression and long-term survival. The studies measured the expression of two biological markers required for T-cell activation. The markers, Jak-3 kinase and CD3-zeta chain expression are respectively required for interleukin (cytokine) activation of cell proliferation and T-cell receptor mediated activation. Both markers are highly expressed in T-cell lines. When cells were subjected to ovarian cancer ascites fluid, both markers were consistently absent. However, the circulation of the same ascites fluid through the Aethlon Hemopurifier(R) allowed the expression of both biological markers necessary to activate the immune response.

         Previously, Dr. Taylor documented that 60% of circulating exosomes were removed from the blood of ovarian cancer patients during first pass (approximately 10 minutes) through a small scale Hemopurifier(R). The capture data was consistent over the course of five different studies. Exosomes, are released by solid tumors, lymphomas, and leukemia. They induce T-cell apoptosis (programmed cell death), and block T-cell signaling, proliferation, and cytokine production. High concentrations of circulating exosomes correlate with reduced T-cell production and tumor progression in cancer patients. The ability to reduce the presence of circulating exosomes would reverse immune suppression and increase patient responsiveness to both immunotherapy and chemotherapy. As such, Aethlon believes the Hemopurifier(R) can address a significant unmet medical need in cancer care. Aethlon further disclosed that Dr. Taylor has not received nor requested any compensation for conducting these research studies.

         We have also exercised an option to exclusively license a pending patent entitled, "Method to Inhibit Proliferation and Growth of Metastases" from The Trustees of Boston University. The license provides a rapid development strategy for new cancer therapies by uniting drug agents that inhibit the spread of cancer-related metastases, with filtration techniques already proven in the

Aethlon Hemopurifier(R). The resulting devices would inhibit tumor growth by reducing the presence of circulating growth factors without interfering with surgical wound healing or the recovery of tissue injured by radiation therapy. While the market for anti-growth factor drug agents exceeds $5 billion, there remains a significant unmet clinical need, as these drug agents may not be indicated for use in conjunction with surgical procedures or radiation treatment as they inhibit wound healing and tissue recovery.

MANUFACTURING AND METHODS OF DISTRIBUTION

         We plan to manufacture a small number of cartridges sufficient to complete clinical trials in our current facilities. Ultimately, we will outsource cartridge manufacturing to a GMP/ISO9001 compliant contract manufacturer. If approved, Hemopurifiers(R) to treat pathogens that are bioweapons candidates will be sold directly to the U.S. military and the federal government, and sale of Hemopurifiers(R) to treat chronic viral conditions will be directed through organizations with established distribution channels.

RESEARCH AND DEVELOPMENT

         In fiscal year 2001, we realigned our research and development activities from developing Hemopurifiers(R) to treat harmful metals to developing Hemopurifiers(R) for the treatment of chronic viral conditions. As a result of this strategic realignment, we initiated the consolidation of all scientific and administrative functions into our San Diego facilities during the fourth quarter of fiscal year 2001. This consolidation was completed during the first quarter of fiscal year 2002 and our facilities in Buffalo, New York were closed. In 2004, we expanded our research effort to include the development of Hemopurifiers(R) to treat acute viral diseases as well as countermeasures against biological weapons. The cost of research and development, all of which has been charged to operations, amounted to approximately $1,470,000 over the last two fiscal years.

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

COMPETITION

         We are advancing our Hemopurifier(R) technology as a treatment to enhance and prolong current drug therapies by removing the viral strains that cause drug resistance. The Hemopurifier(R) is also designed to prolong life for infected patients who have become drug resistant and have no other treatment options. Therefore, we do not believe that the Hemopurifier(R) competes with the current drug therapy treatment standard. However, if the industry considered the Hemopurifier(R) to be a potential replacement for drug therapy, then the marketplace for the Hemopurifier(R) would be extremely competitive. We are also pursuing the development of Hemopurifiers(R) to be utilized as treatment countermeasures against biological weapons. In this regard, we are targeting the treatment of pathogens, which are microbial organisms that cause disease, in which current treatments are either limited or do not exist. We believe that we are the sole developer of viral filtration systems Hemopurifiers(R)) to treat chronic viral conditions, acute viral conditions and biological weapons. However, we face competition from the producers of the following alternative treatment options for all market applications.

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

         Current efforts to define the genetic details of normal and pathogenic agents on a molecular level promise the hope of new points of attack. Genomic analysis of viral pathogens and animal models of responses to infection provide valuable information enabling the potential development of novel treatment and prevention strategies. However, even the rapid elucidation of the genetic structure of a specific pathogen fails to provide sufficient information to quickly design an effective cure.

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

         On February 9, 2006, we entered into an option agreement with the Trustees of Boston University which provides for the right to negotiate an exclusive license for a Boston University patent BU05-41, "Method to Prevent Proliferation and Growth of Metastases." On February 8, 2007 we entered into an amendment to this agreement to extend its term until August 9, 2007. On April 22, 2008, we entered into the actual license agreement for this patent and as the initial payment under this license will issue shares of our common stock equivalent to 115% of $5,000.

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

FDA'S PREMARKET CLEARANCE AND APPROVAL REQUIREMENTS.

         Each medical device we wish to commercialize in the United States will require the filing of a Premarket Approval ("PMA") from the FDA. Medical devices are classified into one of three classes--Class I, Class II, or Class III--depending on the degree or risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. Our Hemopurifier(R) has been categorized as a Class III device, requiring premarket approval.

CLINICAL TRIALS.

         Clinical trials are almost always required to support an FDA premarket application. In the United States, these trials generally require submission of an application for an Investigational Device Exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trial sites and in accordance with FDA regulations, including but not limited to those relating to good clinical practices. We are also required to obtain patients' informed consent that complies with both FDA requirements and state and federal privacy regulations. We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may not be equivocal or may otherwise not be sufficient to obtain approval of the product. Similarly, in Europe the clinical study must be approved by a local ethics committee and in some cases, including studies with high-risk devices, by the Ministry of Health in the applicable country.

         In March 2007 we submitted an IDE with the FDA the goal of which is to obtain approval to conduct human safety and, if applicable, animal efficacy trials targeted to a specific bioterror viral agent. We are presently in the process of conducting IN VITRO trials to determine the most appropriate "Category A" bioterror application. Upon successful completion of the IDE clinical trials, we would anticipate submitting a PMA (see below).

PREMARKET APPROVAL PATHWAY.

         A PMA application must be supported by extensive data, including but not limited to technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction the safety and effectiveness of the device.

         After a PMA application is submitted and FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will accept the application for review. FDA has 180 days to review an "accepted" PMA application, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, the FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with quality system regulations. New PMA applications or PMA application supplements are required for significant modification to the manufacturing process, labeling and design of a device that is approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application and may not require as extensive clinical data or the convening of an advisory panel.

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

         o medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

         o post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

         After a device receives a PMA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but FDA can review any such decision and can disagree with a manufacturer's determination.

         The regulations also require that we report to FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury.

FRAUD AND ABUSE.

         We may also directly or indirectly be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General ("OIG") has issued a series of regulations, known as the "safe harbors." These safe harbors set forth provisions that, if met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable element of a safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

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

         We have completed preclinical studies that demonstrate the removal of HIV and Hepatitis C virus from infected human blood. We have also completed initial animal safety studies, limited human safety studies and are presently engaged in the IN VITRO testing and clinical planning required to support our 2007 IDE submission.

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

SUBSIDIARIES

         We have four dormant wholly-owned subsidiaries, Aethlon, Inc., Cell Activation, Inc., Syngen Research, Inc., and Hemex, Inc.

EMPLOYEES

         At July 7, 2008, we had five full-time employees, comprised of our Chief Executive Officer, our President, our Chief Science Officer, our Director of Investor Relations, one research scientist, and a part-time Senior Vice President of Finance. We utilize, whenever appropriate, contract and part-time professionals in order to conserve cash and resources. We believe our employee relations are good. None of our employees are represented by a collective bargaining unit.

WHERE YOU CAN FIND MORE INFORMATION

         We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports files or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth St. NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding other companies, like us, that file materials with the SEC electronically. Our headquarters are located at 3030 Bunker Hill Street, Suite 4000, San Diego, CA 92109. Our phone number at that address is (858) 459-7800. Our website is www.aethlonmedical.com.

ITEM 2.  DESCRIPTION OF PROPERTY

         We currently rent approximately 3,200 square feet of executive office space and laboratory space at 3030 Bunker Hill Street, Suite 4000, San Diego, California 92109 at the rate of $7,744 per month on a lease that expired on July 12, 2007. The Company is presently leasing its space on a month to month basis, at the same terms.

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

                                                              BID PRICE
                                                    -------------------------
PERIOD                                                 HIGH            LOW
-----------------------------------------------------------------------------

2008:
First Quarter                                       $   0.75      $  0.46

2007:
Fourth Quarter                                          0.76         0.49
Third Quarter                                           0.88         0.57
Second Quarter                                          0.79         0.55
First Quarter                                           0.84         0.25

2006:
Fourth Quarter                                          0.34         0.25
Third Quarter                                           0.34         0.19
Second Quarter                                          0.84         0.32
First Quarter                                           0.98         0.26

         There were approximately 2,100 record holders of our common stock at July 7, 2008. The number of registered shareholders includes any beneficial owners of common shares held in street name.

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

         The transfer agent and registrar for our common stock is Computershare Investor Services, located at 350 Indiana Street, Suite 800, Golden Colorado 80401; 303-262-0600.

RECENT SALES OF UNREGISTERED SECURITIES

         We have sold or issued the following securities not registered under the Securities Act in reliance upon the exemption from registration pursuant to
Section 4(2) of the Securities Act or Regulation D of the Securities Act during the three-year period ending on the date of filing of this registration statement. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

WARRANTS ISSUED IN CONNECTION WITH CONVERTIBLE DEBT

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

         The Amended Notes also provided for the payment of liquidated damages through November 29, 2007 in the aggregate amount $269,336 to be paid in units ("Damages Units") at a fixed rate of $0.40 per Damages Unit, each Damages Unit consisting of one share of the Company's Common Stock and one Class A-1 Common Stock Purchase Warrant (the "Class A-1 Warrant") to purchase one share of the Company's Common Stock at a fixed exercise price of $0.40 per share. If the Holders exercise the Class A-1 Warrants on or before February 15, 2010, the Company will issue them one Class B-1 Common Stock Purchase Warrant (the "Class B-1 Warrant") for every two Class A-1 Warrants exercised. The Class B-1 Warrants will have a fixed exercise price of $0.40 per share.

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


                  Note Conversion                        5,000,000
                  Accrued Interest                       1,476,242
                  Liquidated Damages                       673,340
                  Class A Warrants                       1,476,242
                  Class A-1 Warrants                       673,340
                  Class A Principal Warrants             5,000,000
                  Class B Warrants                         738,121
                  Class B-1 Warrants                       336,670
                                                       -----------
                  Total                                 15,373,955
                                                       ===========

         The Company was obligated to register the shares underlying the Class A Warrants, the Class A-1 Warrants and the Class A Principal Warrants with the SEC by March 31, 2008, and the shares underlying the Class B Warrants and to register the Class B-1 Warrants with the SEC by the 30th day following the issuance date of such warrants.

         In January 2008, one of the holders of the Amended Notes requested the conversion of $100,000 into our common stock at the agreed conversion rate of $0.20 per share and, as a result, we issued 500,000 shares of common stock to convert the $100,000 note.

         In March 2008, a noteholder converted a $150,000 note to common stock at the agreed conversion rate of $0.25 per share along with accumulated interest of approximately $66,000.

$495,000 NOTE WITH WARRANTS FINANCING

         On December 5, 2007, the Company entered into a Subscription Agreement with two accredited investors pursuant to which the Company issued and sold promissory notes in the principal amount of $495,000 and three-year warrants to purchase an aggregate of 1,485,000 shares of the Registrant's common stock at a fixed exercise price of $0.50 per share. The promissory notes bear interest compounded monthly at the annual rate of eight percent (8%) and mature on September 5, 2008. The net proceeds to the Company were $440,000.

         The warrants associated with this financing did not meet all of the conditions required for equity classification under EITF Issue No. 00-19; consequently, the warrants (with an estimated fair value of $693,050) were accounted for as derivative liabilities at issuance. The Company revalued the warrants at December 31, 2007 and again at March 31, 2008 and the resulting aggregate reduction in the estimated fair value of $252,895 was recorded to derivative income.

$220,000 NOTE WITH WARRANTS FINANCING

         On January 18, 2008, the Company entered into a Subscription Agreement with an accredited investor pursuant to which the Company issued and sold promissory notes in the principal amount of $220,000 and three-year warrants to purchase an aggregate of 660,000 shares of the Registrant's common stock at a fixed exercise price of $0.50 per share. The promissory note bears interest compounded monthly at the annual rate of nine percent (9%) and matures on October 19, 2008. The net proceeds to the Company were $220,000.

COMMON STOCK AND WARRANTS

         In April 2007, the Company issued 30,617 shares of restricted common stock as the result of a cashless exercise of 80,000 warrants held by a former noteholder.

         In April 2007, the Company issued 15,152 shares of restricted common stock at $0.33 per share in payment of an option agreement valued at $5,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

         In August 2007, the Company issued 107,153 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at an average price of $0.37 per share in payment of grant writing and regulatory consulting services to the Company valued at $39,963 based upon the value of the services.

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

         In December 2007, the Company issued 330,000 shares of common stock for cash proceeds of $165,000. The shares were issued to accredited investors and were in the form of Units comprised of two shares of common stock and one three-year warrant per Unit to acquire common stock at a fixed exercise price of $0.50 per share. The offering price of each Unit was $1.00.

         In January 2008, the Company issued 21,992 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.68 per share in payment for regulatory affairs consulting services to the Company valued at $15,000 based on the value of the services provided.

         In January 2008, the Company issued 200,000 shares of common stock for cash proceeds of $100,000. The shares were issued to an accredited investor and were in the form of Units comprised of two shares of common stock and one three-year warrant per Unit to acquire common stock at a fixed exercise price of $0.50 per share. The offering price of each Unit was $1.00.

         In January 2008, the Company issued 500,000 shares of common stock for a conversion of $100,000 of Amended Series A 10% Convertible Notes at the agreed conversion price of $0.20 per share (see Note 6).

         In January 2008, the Company issued 18,797 shares of restricted common stock as the result of a cashless exercise of 55,556 warrants held by a former noteholder.

         In February 2008, the Company issued 400,000 shares of common stock for cash proceeds of $200,000. The shares were issued to accredited investors and were in the form of Units comprised of two shares of common stock and one three-year warrant per Unit to acquire common stock at a fixed exercise price of $0.50 per share. The offering price of each Unit was $1.00.

         In February 2008, the Company issued 25,380 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.50 per share in payment for regulatory affairs consulting services to the Company valued at $12,690 based on the value of the services provided.

         In February 2008, the Company issued 100,000 shares for cash proceeds of $100,000. The shares were issued to a corporation at a price of $1.00 per share.

         In March 2008, the Company issued 13,895 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.54 per share in payment for regulatory affairs consulting services to the Company valued at $7,500 based on the value of the services provided.

         In March 2008, the Company issued 865,500 shares of common stock based on the conversion of a $150,000 note plus accumulated interest of approximately $66,000.

         In March 2008, the Company issued 167,188 shares of restricted common stock at prices between $0.53 and $0.60 per share in payment for investor relations services and other consulting services to the Company valued at $94,750 based on the value of the services.

         In May 2008, we entered into a Private Placement Agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company ("Fusion Capital"), for the sale of 1,000,000 shares of our common stock for an aggregate purchase price of $500,000. There were no placement agent or other similar fees paid or payable in connection with this private placement. The Company did not grant any registration rights or issue any warrants in connection with this transaction. The Private Placement Agreement does not contain any anti-dilution provisions, price reset provisions, negative covenants or restrictions on future fundings. The proceeds received by the Company under the Private Placement Agreement will be used for working capital and general corporate purposes.

                            EQUITY COMPENSATION PLANS

                      SUMMARY EQUITY COMPENSATION PLAN DATA

         The following table sets forth March 31, 2008 information on our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

                                      (a)                         (b)                         (c)

Plan category               Number of securities to          Weighted-average         Number of securities
                            be issued upon exercise         exercise price of         remaining available
                            of outstanding options,          outstanding options,     for future issuance
                            warrants and rights (1)(2)     warrants and rights           under equity
                                                                                      compensation plans
                                                                                     (excluding securities
                                                                                      reflected in column
                                                                                             (a))
Equity compensation
plans approved by
security holders                     32,500                      $2.65                     467,500

Equity compensation
plans not approved by
security holders (1)             10,921,560                      $0.37                       N/A
                              -------------                      ------                    --------
            Totals               10,954,060                      $0.38                     467,500

(1) The description of the material terms of non-plan issuances of equity instruments is discussed in Notes 4, 5, 6 and 7 to the accompanying consolidated financial statements.

(2) Net of equity instruments forfeited, exercised or expired.


2000 STOCK OPTION PLAN

                          Number of
                        securities to be     Weighted average
                         issued upon         exercise price        Number of
                         exercise of          of outstanding       securities
                         outstanding             options,          remaining
                       options, warrants      warrants and        available for
   Plan Category           and rights           rights           future issuance
---------------------  -------------------  ------------------  ----------------
                              (a)                  (b)                 (c)
---------------------  -------------------  ------------------   ---------------
Equity compensation
plans approved by
security holders            32,500              $ 2.65               467,500
---------------------  -------------------  ------------------  ----------------
Equity compensation
plans not approved
by security holders             --                  --                    --
---------------------  -------------------  ------------------  ----------------
Total                       32,500              $ 2.65               467,500
---------------------  -------------------  ------------------  ----------------

         Our 2000 Stock Option Plan (the "Plan"), adopted by us in August 2000, provides for the grant of incentive stock options (ISOs") to our full-time employees (who may also be directors) and nonstatutory stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of significant services. The exercise price of any ISO may not be less than the fair market value of the Common Stock on the date of grant or, in the case of an optionee who owns more than 10% of the total combined voting power of all classes of our outstanding stock, not be less than 110% of the fair market value on the date of grant. The exercise price, in the case of any NSO, must not be less than 75% of the fair market value of the Common Stock on the date of grant. The amount reserved under the Plan is 500,000 options. At March 31, 2008, we had granted 32,500 options under the 2000 Stock Option Plan, with 467,500 available for future issuance.


2003 CONSULTANT STOCK PLAN

--------------------  -------------------  ------------------  -----------------
   Plan Category       Number of shares
                       of common stock      Weighted average    Number of common
                       available for        price of shares     shares remaining
                       issuance under       issued under the    available for
                        the plan            plan               future issuance
--------------------  -------------------  ------------------  -----------------
                             (a)                   (b)                (c)
--------------------  -------------------  ------------------  -----------------
Equity compensation
plans approved by
security holders                --                   --                    --
--------------------  -------------------  ------------------  -----------------
Equity compensation
plans not approved
by security holders        5,000,000             $ 0.32             1,741,135
--------------------  -------------------  ------------------  -----------------
Total                      5,000,000             $ 0.32             1,741,135
--------------------  -------------------  ------------------  -----------------

         Our 2003 Consultant Stock Plan (the "Stock Plan"), adopted by us in August 2003, advances our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. Consultants or advisors are eligible to receive grants under the plan program only if they are natural persons providing bona fide consulting services to us, with the exception of any services they may render in connection with the offer and sale of our securities in a capital-raising transaction, or which may directly or indirectly promote or maintain a market for our securities. The Stock Plan provides for the grants of common stock. No awards may be issued after the ten-year anniversary of the date we adopted the Stock Plan, the termination date for the plan.

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

         On August 9, 2007, we filed with the SEC a registration statement on Form S-8 for the purpose of registering 2,000,000 common shares issuable under The Stock Plan under the Securities Act of 1933.

         At March 31, 2008, 1,741,135 shares of common stock remain to be issued under the 2003 Consultant Stock Plan.

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

         Under the Directors Compensation Program, a newly elected director will receive a one-time grant of a non-qualified stock option of 1.5% of the common stock outstanding at the time of election. The options will vest one-third at the time of election to the Board and the remaining two-thirds will vest equally at year end over three years. Additionally, each director will also receive an annual $25,000 non-qualified stock option retainer, $15,000 of which is to be paid at the first of the year to all directors who are on the Board prior to the first meeting of the year and a $10,000 retainer will be paid if a director attends 75% of the meetings either in person, via conference call or other electronic means. The exercise price for the options under the Directors Compensation Program will equal the average closing of the last ten (10) trading days prior to the date earned. At March 31, 2008 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors, 3,965,450 options to employee-directors, 308,725 outside directors options had been forfeited, 250,000 outside directors options had been exercised and 4,744,550 options remained outstanding.

STAND-ALONE GRANTS

         From time to time our Board of Directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

         To date we have issued 8,443,158 options (of which 3,397,025 have been exercised or cancelled) outside of both the 2005 Directors Compensation Plan, 2000 Stock Option Plan and the 2003 Consultant Stock Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Operating Expenses

         Consolidated operating expenses were $2,892,588 for the fiscal year ended March 31, 2008, versus $2,084,254 for the comparable period one year ago. The net increase of $808,334 was comprised of increases in payroll expense of $474,759, professional fees of $305,265 and general and administrative expense of $28,310.

         Payroll and related expenses increased by $474,759 as compared to the prior fiscal year. The increase was principally driven by an increase in stock compensation expense of $487,093 due to the recognition of expense related to the amortization of stock options vesting during the fiscal year ended March 31, 2008. Additionally, research and development payroll increased by $68,854 due to the hiring of our new president (whose duties are primarily development-related) and a result of increases in senior management salaries. Administrative payroll decreased by $45,694 because of turnover in our financial department. Finally, due to the change in the mix of payroll expenses, payroll taxes decreased by $563.

         Professional fees increased by $305,265. This increase was driven by a $303,274 increase in legal fees and a $109,520 increase in accounting-related fees. Those fees were partially offset by a $51,732 reduction in investor relations fees, a $32,821 reduction in scientific consulting fees and a $8,987 decrease in website-related professional fees.

          General and administrative expenses increased by $28,310. This increase is comprised of increases in lab supplies of $80,222, lab fees of $7,005, which were partially offset by a number of general and administrative expenses that decreased.

Other Expenses

         In the fiscal year ended March 31, 2008, we recognized a $547,119 non-cash loss on extinguishment of debt that arose out of the restructuring of $1,000,000 in convertible notes. In the fiscal year ended March 31, 2007, we recognized a $1,216,748 non-cash loss on the extinguishment of debt as a result of the issuance of Allonges to our 10% Series A Convertible Notes.

         In addition, we recognized $637,179 in non-cash income related to warrant liability revaluation in comparison to the prior fiscal year when $2,112,575 in non-cash expense was recognized to reflect the change in fair value of the warrants that were classified as derivative liabilities under EITF Issue No. 00-19.

         The combination of interest expenses and other expense increased by $726,768 due to the high level of amortization of discounts associated with several short-term notes that we entered into during the fiscal year ended March 31, 2008 and as a consequence of the full amortization of beneficial conversion feature discount associated with convertible notes outstanding in the prior fiscal year. We recognized approximately $386,000 in liquidated damages associated with the failure to register shares in the fiscal year ended March 31, 2008 compared to approximately $220,000 in the prior fiscal year.

PLAN OF OPERATION

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

         Our current plan of operation is to fund our anticipated increased research and development activities and operations for the near future by raising funds through the sale of private equity or debt. Based on our projections of additional resources required for operations and to complete research, development and testing associated with our Hemopurifier(R) products, we anticipate that we will need to raise additional capital to continue our operations over the next twelve months. However, there can be no assurance that we will be able to arrange such financing on acceptable terms, or at all.

         We plan to continue research and development activities related to our Hemopurifier(R) platform technology, with particular emphasis on the advancement of our treatment for "Category A" pathogens as defined by the Federal Government under Project Bioshield and the All Hazards Preparedness Act of 2006. The Company has filed an Investigational Device Exemption ("IDE") with the FDA in order to proceed with human safety studies of the Hemopurifier(R). Such studies, complemented by planned IN-VIVO and appropriate animal IN VITRO studies should allow the Company to proceed to Premarket Approval ("PMA") process. The PMA process is the last major FDA hurdle in determining the safety and effectiveness of Class III Medical Devices (of which the Hemopurifier(R) is one).

         We anticipate continuing to increase spending on research and development over the next 12 months. Additionally, associated with our anticipated increase in research and development expenditures, we anticipate purchasing additional amounts of equipment during this period to support our laboratory and testing operations. Operations to date have consumed substantial capital without generating revenues, and will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of our Hemopurifier(R) products, as well as market any of those products that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as management's ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

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

         The Amended Notes also provided for the payment of liquidated damages through November 29, 2007 in the aggregate amount $269,336 to be paid in units ("Damages Units") at a fixed rate of $0.40 per Damages Unit, each Damages Unit consisting of one share of the Company's Common Stock and one Class A-1 Common Stock Purchase Warrant (the "Class A-1 Warrant") to purchase one share of the Company's Common Stock at a fixed exercise price of $0.40 per share. If the Holders exercise the Class A-1 Warrants on or before February 15, 2010, the Company will issue them one Class B-1 Common Stock Purchase Warrant (the "Class B-1 Warrant") for every two Class A-1 Warrants exercised. The Class B-1 Warrants will have a fixed exercise price of $0.40 per share.

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


                  Note Conversion                    5,000,000
                  Accrued Interest                   1,476,242
                  Liquidated Damages                   673,340
                  Class A Warrants                   1,476,242
                  Class A-1 Warrants                   673,340
                  Class A Principal Warrants         5,000,000
                  Class B Warrants                     738,121
                  Class B-1 Warrants                   336,670
                                                    ----------
                  Total                             15,373,955
                                                    ==========

         The Company was obligated to register the shares underlying the Class A Warrants, the Class A-1 Warrants and the Class A Principal Warrants with the SEC by March 31, 2008, and the shares underlying the Class B Warrants and to register the Class B-1 Warrants with the SEC by the 30th day following the issuance date of such warrants. Since we failed to register the shares underlying those warrants by the required date, we are accruing damages on a monthly basis of approximately $15,000.

         For accounting purposes, the amendment of the 10% Series A Convertible Notes was treated as an extinguishment pursuant to EITF Issue No. 06-6. The changes in the note agreements, conversion feature and warrants were considered substantive as prescribed in that consensus. Consequently, at the amendment date the company initially recorded an estimated loss on extinguishment of $489,013 as follows:

   Reacquisition Price (Fair value of new notes and warrants)     $ 5,392,664

   Less amounts relieved at date of extinguishment:
   Carrying amount of the unamortized note                           (166,667)
   Carrying amount of derivative liability                         (4,172,400)
   Accrued interest and liquidated damages                           (564,584)
                                                                  -----------
       Loss on extinguishment                                     $   489,013
                                                                  ===========

         Subsequently, the Company engaged a third party valuation firm to value the various components of the amendment of the Series A Convertible Notes. As a result of that valuation, the Company recorded an additional $58,106 of loss on extinguishment of debt with the offset being recorded to additional paid-in capital.

         The new warrants issued in connection with the Amended Notes were evaluated pursuant to EITF Issue No. 00-19 and classified as equity instruments. In connection with the new warrants, the Company recorded $4,392,664 as an increase to additional paid in capital, based on the estimated fair value at issuance. The amended conversion feature contains a beneficial conversion at the date of the Amended Notes; consequently, the Company recorded a discount of $1,000,000 against the notes and a corresponding increase in additional paid in capital. Through March 31, 2007, the Company amortized approximately $69,000 of such discount into interest expense using the effective interest method.

         In January 2008, one of the holders of the Amended Notes requested the conversion of $100,000 into our common stock at the agreed conversion rate of $0.20 per share and, as a result, we issued 500,000 shares of common stock to convert the $100,000 note.

         In March 2008, a noteholder converted a $150,000 note to common stock at the agreed conversion rate of $0.25 per share along with accumulated interest of approximately $66,000.

$495,000 NOTE WITH WARRANTS FINANCING

         On December 5, 2007, the Company entered into a Subscription Agreement with two accredited investors pursuant to which the Company issued and sold promissory notes in the principal amount of $495,000 and three-year warrants to purchase an aggregate of 1,485,000 shares of the Registrant's common stock at a fixed exercise price of $0.50 per share. The promissory notes bear interest compounded monthly at the annual rate of eight percent (8%) and mature on September 5, 2008. The net proceeds to the Company were $440,000.

         The warrants associated with this financing did not meet all of the conditions required for equity classification under EITF Issue No. 00-19; consequently, the warrants (with an estimated fair value of $693,050) were accounted for as derivative liabilities at issuance. The Company revalued the warrants at December 31, 2007 and again at March 31, 2008 and the resulting aggregate reduction in the estimated fair value of $252,895 was recorded to income from change in fair value of warrant liability.

$220,000 NOTE WITH WARRANTS FINANCING

         On January 18, 2008, the Company entered into a Subscription Agreement with an accredited investor pursuant to which the Company issued and sold promissory notes in the principal amount of $220,000 and three-year warrants to purchase an aggregate of 660,000 shares of the Registrant's common stock at a fixed exercise price of $0.50 per share. The promissory note bear interest compounded monthly at the annual rate of nine percent (9%) and matures on October 19, 2008. The net proceeds to the Company were $220,000.

         The warrants associated with this financing did not meet all of the conditions required for equity classification under EITF Issue No. 00-19; consequently, the warrants (with an estimated fair value of $222,450) were accounted for as derivative liabilities at issuance. The Company revalued the warrants at March 31, 2008 and the resulting aggregate reduction in the estimated fair value of $27,060 was recorded to income from change in fair value of warrant liability.

SECURITIES ISSUED FOR SERVICES

         We have issued securities in payment of services to reduce our obligations and to avoid using our cash resources. In the year ended March 31, 2008 we issued 589,350 common shares for services of which 223,187 were unregistered. We also issued 250,000 under a stock option exercise by one of our directors restricted common shares for payment of accrued liabilities, 1,365,500 for the retirement of notes payable, 90,000 for investor communications services, 15,152 for licensing rights and 49,414 in exchange for the conversion of Warrants. Included in the 589,350 common shares issued for services are 366,163 shares, registered under a Form S-8 registration statement, which were issued as follows: 263,057 for scientific and regulatory consulting and 103,106 for legal expense The average price discount of common shares issued for these services, weighted by the number of shares issued for services in this period, was approximately 12.8%.

SECURITIES ISSUED FOR DEBT

         We have also issued securities for debt to reduce our obligations to avoid using our cash resources. In the fiscal year ended March 31, 2008 we issued 1,365,500 restricted common shares for repayment in full of notes, including accrued interest in the aggregate amount of $66,375. The price discount of the common stock issued for debt was approximately 59.3%

PROSPECTS FOR DEBT CONVERSION

         We seek, where possible, to convert our debt and accounts payable to stock and/or warrants in order to reduce our cash liabilities. Our success at accomplishing this depends on several factors including market conditions, investor acceptance and other factors, including our business prospects.

GOING CONCERN

         Our independent registered public accounting firm has stated in their audit report on our March 31, 2008 consolidated financial statements that we have a working capital deficiency and a significant deficiency accumulated during the development stage. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes the Company's estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions. The Company believes that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to stock purchase warrants issued with notes payable, beneficial conversion feature of convertible notes payable, impairment of intangible assets and long lived assets, stock compensation, contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on the Company's future financial conditions or results of operations.

Long-Lived Assets

         SFAS No.144 ("SFAS 144"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Management noted no indicators requiring review for impairment during the fiscal year ended March 31, 2008.

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

         On or about March 13, 2007, the Company determined that the effectiveness of the registration statement underlying the conversion and warrant shares associated with the 10% Series A Promissory Notes had lapsed on October 27, 2006. In accordance with EITF No. 00-19, the Company reversed the accounting effect of the prior registration effectiveness and reduced additional paid-in-capital by $1,090,000 and recorded a warrant liability of like amount. Between October 27, 2006 and March 22, 2007 (when the debt was effectively extinguished), the Company recorded an additional expense related to the change in the fair value of the associated warrant liability of $1,969,450.

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

         Small Business Issuers are required to apply SFAS No. 123-R in the first interim or annual reporting period of the registrant's first fiscal year that begins after December 15, 2005. Thus, the Company's consolidated financial statements reflect an expense for (a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased on or after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. The Company adopted SFAS No. 123-R in the first fiscal quarter of 2007. For the fiscal year ended March 31, 2008, the Company recognized $487,093 of share-based compensation.

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

RISKS RELATING TO OUR BUSINESS

         WE HAVE INCURRED SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

         We have yet to establish any history of profitable operations. We have not had any significant revenues from our principal operations. We have incurred annual operating losses of $2,892,588, $2,084,254 and $2,094,939, for the fiscal years ended March 31, 2008, 2007, and 2006, respectively. At March 31, 2008, we had an accumulated deficit of $(32,227,256). We have incurred net losses of $4,140,264 and $6,024,545 for the fiscal years ended March 31, 2008 and 2007. We have not had revenues to date. We expect that our revenues, if any, will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Hemopurifier(R) technology. No assurances can be given when or if this will occur or that we will ever generate revenues or be profitable.

         WE HAVE RECEIVED AN EXPLANATORY PARAGRAPH FROM OUR AUDITORS REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN

         Our independent registered public accounting firm noted in their report accompanying our financial statements for our fiscal year ended March 31, 2008 that we had a significant deficit accumulated during the development stage, had a working capital deficit and that a significant amount of additional capital will be necessary to advance the development of our products to the point at which we may become commercially viable and stated that those conditions raised substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements for the year ended March 31, 2008 addressed management's plans to address these matters. We cannot assure you that our business plans will be successful in addressing these issues. This explanatory paragraph about our ability to continue as a going concern could affect our ability to obtain additional financing at favorable terms, if at all, as it may cause investors to lose faith in our long-term prospects. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

         WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS.

          Should the financing we require to sustain our working capital needs be unavailable to us on reasonable terms when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

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

        At present, the Hemopurifier(R) has not been approved for use by any U.S. Government agency, nor have we received any contracts to purchase the Hemopurifier(R). Since inception, we have not generated revenues from the sale of any product based on our Hemopurifier(R) technology platform. The process of obtaining government contracts is lengthy with the uncertainty that we will be successful in obtaining announced grants or contracts for therapeutics as a medical device technology. Accordingly, we cannot be certain that we will be awarded any U.S. Government grants or contracts utilizing our Hemopurifier(R) platform technology.

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

         U.S. GOVERNMENT AGENCIES HAVE SPECIAL CONTRACTING REQUIREMENTS, WHICH CREATE ADDITIONAL RISKS.

         Our business plan to provide biodefense product candidates may involve contracts with the U.S. Government. U.S. Government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. Government to unilaterally:

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

         WE HAVE LIMITED MANUFACTURING EXPERIENCE.

         To achieve the levels of production necessary to commercialize our Hemopurifier(R) products, we will need to secure manufacturing agreements with contract manufacturers which comply with good manufacturing practice standards and other standards prescribed by various federal, state and local regulatory agencies in the U.S. and any other country of use.

         We have limited experience manufacturing products for testing purposes and no experience manufacturing products for large scale commercial purposes. We will likely outsource the manufacture of our Hemopurifier(R) products to third parties operating FDA-certified facilities. To date, we have manufactured devices on a small scale for testing purposes. There can be no assurance that manufacturing and control problems will not arise as we attempt to commercialize our products or that such manufacturing can be completed in a timely manner or at a commercially reasonable cost. Any failure to address such problems could delay or prevent commercialization of our products and would have a material adverse effect on us.

         OUR HEMOPURIFIER(R) TECHNOLOGY MAY BECOME OBSOLETE.

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

         OUR USE OF HAZARDOUS MATERIALS, CHEMICALS AND VIRUSES REQUIRE US TO COMPLY WITH REGULATORY REQUIREMENTS AND EXPOSES US TO POTENTIAL LIABILITIES.

         Our research and development involves the controlled use of hazardous materials, chemicals and viruses. The primary hazardous materials include chemicals needed to construct the Hemopurifier(R) cartridges and the infected plasma samples used in preclinical testing of the Hemopurifier(R). All other chemicals are fully inventoried and reported to the appropriate authorities, such as the fire department, who inspect the facility on a regular basis. We are subject to federal, state, local and foreign laws governing the use, manufacture, storage, handling and disposal of such materials. Although we believe that our safety procedures for the use, manufacture, storage, handling and disposal of such materials comply with the standards prescribed by federal, state, local and foreign regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We have had no incidents or problems involving hazardous chemicals or biological samples. In the event of such an accident, we could be held liable for significant damages or fines. We currently carry a limited amount of insurance to protect us from these damages. In addition, we may be required to incur significant costs to comply with regulatory requirements in the future.

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

         We currently have an extremely small staff comprised of five full time employees consisting of our Chief Executive Officer, our President, our Chief Science Officer, a research scientist and a Director of Investor Relations. We also employ a Senior Vice President - Finance on a part-time, contract basis. Although we believe that these employees and consultants will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personal. Competition for these individuals, especially in San Diego where many biotechnology companies are located, is intense and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

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

         The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently do carry limited directors and officers liability insurance. Directors and officers liability insurance is expensive and difficult to obtain. If we are unable to continue or provide directors and officers liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors. We may lose potential independent board members and management candidates to other companies in the biotechnology field that have greater directors and officers liability insurance to insure them from liability or to biotechnology companies that have revenues or have received greater funding to date which can offer greater compensation packages. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

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

         The Hemopurifier(R) and related treatment approaches are protected by three issued U.S. patents and five issued international patents. We have also applied for three additional U.S. patents and a number of additional international patents.

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

         Our pathogen filtration devices, or Hemopurifier(R) products, are subject to extensive government regulations related to development, testing, manufacturing and commercialization in the U.S. and other countries. The determination of when and whether a product is ready for large-scale purchase and potential use will be made by the U.S. government through consultation with a number of governmental agencies, including the FDA, the National Institutes of Health, the Centers for Disease Control and Prevention and the Department of Homeland Security. Our product candidates are in the pre-clinical and clinical stages of development and have not received required regulatory approval from the FDA to be commercially marketed and sold. The process of obtaining and complying with FDA and other governmental regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Such regulatory approval (if any) and product development requires several years. Despite the time and expense exerted, regulatory approval is never guaranteed. We also are subject to the following risks and obligations, among others.

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

         Our previously planned products have not become marketable products due in part to our transition in 2001 from a focus on utilizing our Hemopurifier(R) technology on treating harmful metals to treating infectious diseases prior to our having completed the FDA approval process. Our transition was made in order to focus on larger markets with an urgent need for new treatment and to take advantage of the greater sense of urgency surrounding acute and chronic infectious diseases. Prior to initiating the development of infectious disease Hemopurifiers(R), we successfully completed an FDA approved Phase I human safety trial of a Hemopurifier(R) to treat aluminum and iron intoxication. Since changing the focus to infectious disease research, we have not initiated an FDA approved human clinical trial as the development of the technology is still continuing and will require both significant capital and scientific resources. Our pending products face similar challenges of obtaining successful clinical trials in route to gaining FDA approval prior to commercialization. Additionally, our limited financial resources hinder the speed of our product development due to personnel constraints.

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

         THE PATENTS WE OWN COMPRISE A MAJORITY OF OUR ASSETS WHICH COULD LIMIT OUR FINANCIAL VIABILITY.

         The Hemopurifier(R) is protected by three issued U.S. patents and five issued international patents. One of the U.S. patents is covered via an exclusive license. Our exclusive license expires March 2020 and is subject to termination if the inventors have not received a minimum of $15,000 in any year during the term beginning in the second year after the FDA approves the Hemopurifier(R). These patents comprise a majority of our assets. At March 31, 2008, our intellectual property assets comprise 86% of our non-current assets, and 28% of total assets. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition as a majority of our assets would lose their value. Further, since the financial value of our patents is written down for accounting purposes over the course of their term until they expire, our assets comprised of patents will continually be written down until they lose value altogether.

         LEGISLATIVE ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

         There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy have increased our general and administrative costs as we have incurred increased legal and accounting fees to comply with such rule changes. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for financial instruments at fair value. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America, and adversely affect our operating results.

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

         THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY-TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF REVENUE WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

         The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended March 31, 2008, the high and low closing sale prices of a share of our common stock were $0.88 and $0.46, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenue or profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology as a viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

         OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN OR CONTROL APPROXIMATELY 21.5% OF OUR OUTSTANDING COMMON SHARES AS OF MARCH 31, 2008, WHICH MAY LIMIT YOUR ABILITY OR THAT OF OTHER SHAREHOLDERS, WHETHER ACTING INDIVIDUALLY OR TOGETHER, TO PROPOSE OR DIRECT THE MANAGEMENT OR OVERALL DIRECTION OF OUR COMPANY. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN YOU RECEIVING A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON SHARES.

         As of March 31, 2008, our officers and directors beneficially own or control approximately 21.5% of our outstanding common shares (assuming the exercise of all outstanding options and warrants held by our officers and directors). These persons will have the ability to substantially influence all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

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

         As of March 31, 2008, there are outstanding purchase options and warrants entitling the holders to purchase 25,900,899 common shares at a weighted average exercise price of $0.36 per share. There are 4,794,118 shares underlying promissory notes convertible into common stock at a weighted average exercise price of $0.20. The exercise price for all of the aforesaid warrants may be less than your cost to acquire our common shares. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

         OUR ISSUANCE OF ADDITIONAL COMMON SHARES, OR OPTIONS OR WARRANTS TO PURCHASE THOSE SHARES, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

         We are entitled under our certificate of incorporation to issue up to 100,000,000 shares of common stock. After taking into consideration our outstanding common stock at March 31, 2008, our convertible notes, outstanding options and outstanding warrants we will be entitled to issue up to 30,695,017 additional common shares. Our board may generally issue shares of common stock, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional shares of common stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

         OUR ISSUANCE OF ADDITIONAL COMMON SHARES IN EXCHANGE FOR SERVICES OR TO REPAY DEBT, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS AND COULD HAVE A NEGATIVE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

         Our board may generally issue shares of common stock to pay for debt or services, without further approval by our shareholders based upon such factors that our board of directors may deem relevant at that time. For the past four years, we issued a total of 4,094,078 shares for debt to reduce our obligations. The average price discount of common stock issued for debt in this period, weighted by the number of shares issued for debt in such period was 59.3% and 46.34% for the years ended March 31, 2008 and 2007, respectively.

         For the past four fiscal years we issued a total of 6,398,289 shares as payment for services. The average price discount of common stock issued for services during this period, weighted by the number of shares issued was 12.8% and 4.54% for the years ended March 31, 2008 and 2007, respectively. It is likely that we will issue additional securities to pay for services and reduce debt in the future. We cannot give you any assurance that we will not issue additional shares of common stock under circumstances we may deem appropriate at the time.

         THE ELIMINATION OF MONETARY LIABILITY AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES UNDER OUR CERTIFICATE OF INCORPORATION AND THE EXISTENCE OF INDEMNIFICATION RIGHTS TO OUR DIRECTORS, OFFICERS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY OUR COMPANY AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES.

         Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to our company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, that we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and shareholders.

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

         SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         In this document we make a number of statements, referred to as "FORWARD-LOOKING STATEMENTS" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), that are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. The safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 does not apply to us. We note, however, that these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", and similar expressions. When reading any forward looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

         o whether or not markets for our products develop and, if they do develop, the pace at which they develop;

         o our ability to attract and retain the qualified personnel to implement our growth strategies;

         o our ability to obtain approval from the Food and Drug Administration for our products;

         o our ability to protect the patents on our proprietary technology;

         o our ability to fund our short-term and long-term financing needs;

         o        changes in our business plan and corporate strategies; and

         o other risks and uncertainties discussed in greater detail in the sections of this prospectus, including those captioned.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO"), who is also our acting Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's March 31, 2008 Form 10-KSB.

         Based upon that evaluation, our CEO concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Internal Control over Financial Reporting

(a) MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

         A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

         The Company's management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2008. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2008 due to control deficiencies that constituted material weaknesses.

         Management in assessing its internal controls and procedures for fiscal 2008 identified a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design of controls over the area of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

         Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of the Company with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to taxes. Specifically, this material weakness led to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures, including tax reporting.

         The Company is in the process of developing and implementing remediation plans to address its material weaknesses.

         Management has identified specific remedial actions to address the material weaknesses described above:

         o Improve the effectiveness of the accounting group by continuing to augment existing Company resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once the Company has achieved commercialization of its products and is generating revenue, or has raised significant additional working capital.

         o Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

         Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

         This annual report does not include an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for certain public companies.

CHANGES IN CONTROLS AND PROCEDURES

         There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

ITEM 8B. OTHER INFORMATION

         None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and Nasdaq. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2008, we believe that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The names, ages and positions of our directors and executive officers as of July 7, 2008 are listed below:

   NAMES                        TITLE OR POSITION                           AGE
   ----------------------------------------------------------------------------
   James A. Joyce (1)           Chairman, Chief Executive                    45
                                Officer, Principal Accounting Officer
                                and Secretary

   Harold H. Handley, PhD (2)   President                                    58

   Richard H. Tullis, PhD (3)   Vice President, Chief Science Officer        62
                                and Director

   Franklyn S. Barry, Jr.       Director                                     68

   Edward G. Broenniman         Director                                     72

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

Resumes of Management:

         James A. Joyce, Chairman, CEO, Principal Accounting Officer and
Secretary

         Mr. Joyce is the founder of Aethlon Medical, and has been the Chairman of the Board and Secretary since March 1999. On June 1, 2001, our Board of Directors appointed Mr. Joyce with the additional role of CEO. During the quarter ended December 31, 2007, our chief financial officer resigned and Mr. Joyce assumed the role of principal accounting officer. In 1992, Mr. Joyce founded and was the sole shareholder of James Joyce & Associates, an organization that provided management consulting and corporate finance advisory services to CEOs and CFOs of publicly traded companies. Previously, from 1989 to 1991, Mr. Joyce was Chairman and Chief Executive Officer of Mission Labs, Inc. Prior to that Mr. Joyce was a principal in charge of U.S. operations for London Zurich Securities, Inc. Mr. Joyce is a graduate of the University of Maryland.

         Harold H. Handley, Ph.D., President

         Mr. Harold H. Handley has been President of the Company since July 2006. Mr. Handley brings over 20 years experience in management and research in immunology, biotechnology and medical devices. Mr. Handley has authored or co-authored over 20 publications and helped develop 15 patents. Prior to joining Aethlon, Mr. Handley was Executive Vice President and Chief Scientific Officer for Transvivo, Inc., a privately-held company, from 2000 to 2006. From 1996 to 2000, Mr. Handley was Vaccine Program Director for Maxim Pharmaceuticals, Inc. Mr. Handley was a co-founder of Idec Limited Partners, Inc., today known as Biogen Idec, Inc., operating with a market value exceeding $14 billion. (NasdaqGS:BIIB). Mr. Handley holds a Ph.D in Anatomy and Cell Biology from University of Virginia and a B.A. in Zoology from the University of California at Los Angeles.

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

         Edward G. Broenniman

         Mr. Broenniman became a director of Aethlon Medical on March 10, 1999. Mr. Broenniman has 30 years of management and executive experience with high-tech, privately-held growth companies where he has served as a CEO, COO, or corporate advisor, using his expertise to focus management on increasing profitability and stockholder value. He is the Managing Director of The Piedmont Group, LLC, a venture advisory firm. Mr. Broenniman recently served on the Board of Directors of publicly-traded QuesTech (acquired by CACI International), and currently serves on the Boards of four privately-held firms. His nonprofit Boards are the Dingman Center for Entrepreneurship's Board of Advisors at the University of Maryland, the National Association of Corporate Directors, National Capital Chapter and the Board of the Association for Corporate Growth, National Capital Chapter.

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

         Upon the recommendation of our Compensation Committee, in February 2005, we adopted our 2005 Directors Compensation Program (the "Directors Compensation Program") which advances our interest by helping us to obtain and retain the services of outside directors services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. Under the Directors Compensation Program, a newly elected director will receive a one time grant of a non-qualified stock option of 1.5% of the common stock outstanding at the time of election. The options will vest one-third at the time of election to the board and the remaining two-thirds will vest equally at year end over three years. Additionally, each director will also receive an annual $25,000 non-qualified stock option retainer, $15,000 of which is to be paid at the first of the year to all directors who are on the Board prior to the first meeting of the year and a $10,000 retainer will be paid if a director attends 75% of the meetings either in person, via conference call or other electronic means. The exercise price for the options under the Directors Compensation Program will equal the average closing of the last ten (10) trading days prior to the date earned. At March 31, 2008 under the 2005 Directors Compensation Program, we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors for a total of 5,303,275 options, of these 4,744,550 remain outstanding.

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

         Formerly, Dr. Alibek was a Soviet Army Colonel, and served as First Deputy Chief of the civilian branch of the Soviet Union's biological weapons program until he defected to the United States in 1992 and subsequently served as a consultant to numerous U.S. government agencies in the areas of medical microbiology, biological weapons defense, and biological weapons nonproliferation. Dr. Alibek has worked with the National Institutes of Health, testified extensively before the U.S. Congress on nonproliferation of biological weapons and is the author of Biohazard: The Chilling True Story of the Largest Covert Biological Weapons Program in the World--Told from Inside by the Man Who Ran It, published by Random House Books. He holds numerous patents, is widely published in science journals, and has provided over 300 lectures and presentations to military and civilian universities, as well as foreign governments. The December 2003 issue of the Acumen Journal of Life Sciences named Dr. Alibek as one of the top five biological warfare experts in the nation.

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

         Larry Cowgill, D.V.M., Ph.D.
         ----------------------------

         Dr. Cowgill is a Professor in the Department of Medicine and Epidemiology at the School of Veterinary Medicine, University of California at Davis and has nearly 30 years of experience as a clinical instructor in small animal internal medicine, nephrology and hemodialysis. He currently Heads the Companion Animal Hemodialysis Units at the Veterinary Medical Teaching Hospital at UC Davis and the UC Veterinary Medical Center at San Diego. Dr. Cowgill is also Associate Dean for Southern California Clinical Programs and is Co-Director of the University of California Veterinary Medical Center at San Diego. Prior to his appointment at the University of California, he was a National Institutes of Health (NIH) Special Research Fellow at the University of Pennsylvania School of Veterinary Medicine and at the Renal Electrolyte Section at the University of Pennsylvania School of Medicine, where he conducted research in basic renal physiology and clinical nephrology. Dr. Cowgill received his D.V.M. from the University of California at Davis School of Veterinary Medicine and his Ph.D. in Comparative Medical Sciences from the University of Pennsylvania, where he also completed his internship and Residency training in Small Animal Internal Medicine. He became a Diplomate of the American College of Veterinary Internal Medicine in 1977. Dr. Cowgill has published extensively in the area of veterinary nephrology and has established a Clinical Fellowship in Renal Medicine and Hemodialysis, which is the first of its kind in veterinary Medicine.

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

         Members of the Scientific Advisory Board do not receive any monetary compensation for service on the Board, however, on occasion, the members may be awarded stock options.

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

ITEM 10. EXECUTIVE COMPENSATION

                            EXECUTIVE COMPENSATION

         The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended March 31, 2008 and March 31, 2007. The following table summarizes all compensation for fiscal year 2008 and 2007 received by our Chief Executive Officer, and the Company's three most highly compensated executive officers who earned more than $100,000 in fiscal year 2008.

                                                    SUMMARY COMPENSATION TABLE

                                                                                   NON-EQUITY  NONQUALIFIED
                                                                                   INCENTIVE     DEFERRED      ALL
                                                              STOCK      OPTION       PLAN     COMPENSATION   OTHER
NAMED EXECUTIVE OFFICER                                       AWARDS     AWARDS   COMPENSATION   EARNINGS      COMP.      TOTAL
AND PRINCIPAL POSITION          YEAR   SALARY ($)   BONUS ($)   ($)        ($)         ($)         ($)          ($)        ($)

James A. Joyce (1)              2008    $256,010    $   --    $   --    $    --    $       --    $     --    $     --    $256,010
CHIEF EXECUTIVE OFFICER         2007     240,000        --        --         --            --          --          --     240,000
AND PRINCIPAL ACCOUNTING
OFFICER

Richard H. Tullis, Ph.D (2)     2008    $172,500    $   --    $   --    $    --    $       --    $     --    $     --    $172,500
VICE PRESIDENT AND CHIEF        2007     180,000        --        --         --            --          --          --     180,000
SCIENCE OFFICER

Harold H. Handley, Ph.D. (3)    2008    $172,500    $   --    $   --    $    --    $       --    $     --    $     --    $172,500
PRESIDENT                       2007     127,500        --        --         --            --          --          --     127,500

James W. Dorst (4)              2008    $109,571    $   --    $   --    $    --    $       --    $     --    $     --    $109,571
CHIEF FINANCIAL OFFICER         2007     150,000        --        --         --            --          --          --     150,000

(1) The aggregate number of stock awards and stock option awards issued to Mr. Joyce and outstanding as of March 31, 2008 is zero and 7,588,243.

(2) The aggregate number of stock awards and stock option awards issued to Dr. Tullis and outstanding as of March 31, 2008 is zero and 2,014,350.

(3) The aggregate number of stock awards and stock option awards issued to Dr. Handley and outstanding as of March 31, 2008 is zero and 500,000.

(4) The aggregate number of stock awards and stock option awards issued to Mr. Dorst and outstanding as of March 31, 2008 is 0 and 0. Effective December 5, 2007, Mr. James W. Dorst resigned as the Chief Financial Officer of the Company.

EMPLOYMENT AGREEMENTS

         We entered into an employment agreement with Mr. Joyce effective April 1, 1999. Effective June 1, 2001, Mr. Joyce was appointed President and Chief Executive Officer and his base annual salary was increased from $120,000 to $180,000. Effective January 1, 2005, Mr. Joyce's salary was increased from $180,000 to $205,000 per year. Under the terms of the agreement, his employment continues at a salary of $205,000 per year for successive one-year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement. Effective April 1, 2006. Mr. Joyce's salary was increased from $205,000 to $240,000. His salary was subsequently increased to $265,000 per year and effective May 1, 2008, his salary was increased from $265,000 to $290,000 per year.

         We entered into an employment agreement with Dr. Tullis effective January 10, 2000. Effective June 1, 2001, Dr. Tullis was appointed our Chief Science Officer of the Company. His compensation under the agreement was modified in June 2001 from $80,000 to $150,000 per year. Effective January 1, 2005 Dr. Tullis' salary was increased from $150,000 to $165,000 per year. Under the terms of the agreement, his employment continues at a salary of $165,000 per year for successive one-year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement. Dr. Tullis was granted 250,000 stock options to purchase our common stock in connection the completing certain milestones, such as the initiation and completion of certain clinical trials, the submission of proposals to the FDA and the filing of a patent application. Effective April 1, 2006, Dr. Tullis salary was increased to $180,000 per year.

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

                          OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
-----------------------------------------------------------------------------------------------
                                                     OPTIONS AWARDS
                            -------------------------------------------------------------------
                                                           EQUITY
                                                          INCENTIVE
                                                          PLAN AWARDS;
                             NUMBER OF     NUMBER OF      NUMBER OF
                             SECURITIES    SECURITIES     SECURITIES
                             UNDERLYING    UNDERLYING     UNDERLYING
                            UNEXERCISED    UNEXERCISED    UNEXERCISED    OPTION       OPTION
                              OPTIONS       OPTIONS        UNEARNED     EXERCISE    EXPIRATION
NAME                        EXERCISABLE   UNEXERCISABLE     OPTIONS      PRICE         DATE
-------------------        ------------   -------------   -----------  ----------  ------------
                                (#)            (#)            (#)         ($)

James A. Joyce             1,115,550(1)            --          --       $   0.38     02/23/10
                             557,775(1)            --          --       $   0.38     12/31/10
                             557,775(1)            --          --       $   0.38     12/31/11
                           2,857,143(1)            --          --       $   0.21     09/09/15
                           1,000,000(2)     1,500,000          --       $   0.36     06/13/17

Richard H. Tullis             30,000(1)            --          --       $   2.56     12/31/10
                             250,000(1)            --          --       $   1.90     03/12/12
                             867,175(1)            --          --       $   0.38     02/23/10
                             433,588(1)            --          --       $   0.38     12/31/10
                             433,587(1)            --          --       $   0.38     12/31/11

Harold H. Handley            166,667(3)       333,333          --       $   0.27     10/02/16

(1)  This option was fully vested as of March 31, 2008.
(2) The option vested 1,000,000 shares at grant, with 500,000 shares vesting each annual anniversary date through June 13, 2010.
(3)  166,667 options vest each year on July 18 starting July 18, 2007.

                                             STOCK AWARDS
------------------------------------------------------------------------------------------------------
                                                                                           EQUITY
                                                                      EQUITY            INCENTIVE PLAN
                                                                   INCENTIVE PLAN       AWARDS: MARKET
                                                                   AWARDS: NUMBER      OR PAYOUT VALUE
                              NUMBER OF                              OF UNEARNED         OF UNEARNED
                              SHARES OR        MARKET VALUE OF      SHARES, UNITS       SHARES, UNITS
                            UNITS OF STOCK     SHARES OR UNITS        OR OTHER         OR OTHER RIGHTS
                            THAT HAVE NOT      THAT HAVE NOT        RIGHTS THAT         THAT HAVE NOT
NAME                           VESTED              VESTED          HAVE NOT VESTED         VESTED
------------------------   ---------------   -----------------   ------------------   ----------------
                                 (#)                ($)                 (#)                  ($)

James A. Joyce                   --                $ --                 --                  $ --
Richard H. Tullis, Ph.D          --                $ --                 --                  $ --
James W. Dorst                   --                $ --                 --                  $ --
Harold H. Handley, Ph.D          --                $ --                 --                  $ --


OPTION GRANTS TO EXECUTIVE OFFICERS IN 2008

         On June 13, 2007, Mr. Joyce was granted a stock option award to purchase 2,500,000 shares of common stock at an exercise price of $0.36 per share. No other options were granted to our executive officers in fiscal year
2008.

DIRECTOR COMPENSATION

         The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal years ended March 31, 2008 and 2007.

                                                                         Change in
                                                                          Pension
                             Fees                                          Value
                            Earned                                          and
                              or                         Non-Equity     Nonqualified
                             Paid                        Incentive        Deferred         All
                              in      Stock    Option      Plan         Compensation      Other
                             Cash     Awards   Awards   Compensation      Earnings     Compensation    Total
Name                          ($)      ($)      ($)         ($)             ($)             ($)         ($)
-------------------------   ------   -------   ------   ------------   -------------   ------------   -------
James A. Joyce (1)            --       --        --          --              --              --          --
Richard H. Tullis (2)         --       --        --          --              --              --          --
Franklyn S. Barry (3)         --       --        --          --              --              --          --
Edward G. Broenniman (4)      --       --        --          --              --              --          --

(1) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2008 are 0 and 7,588,243.

(2) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2008 are 0 and 2,014,350.

(3) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2008 are 0 and 516,417.

(4) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2008 are 0 and 520,050.

Directors Compensation Program

         Under the Directors Compensation Program, adopted by us in February 2005, a newly elected director will receive a one-time grant of a non-qualified stock option of 1.5% of the common stock outstanding at the time of election. The options will vest one-third at the time of election to the board and the remaining two-thirds will vest equally at year end over three years. Additionally, each director will also receive an annual $25,000 non-qualified stock option retainer, $15,000 of which is to be paid at the first of the year to all directors who are on the Board prior to the first meeting of the year and a $10,000 retainer will be paid if a Director attends 75% of the meetings either in person, via conference call or other electronic means. The exercise price for the options under the Directors Compensation Program will equal the average closing of the last ten (10) trading days prior to the date earned. At March 31,

2008 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors for a total of 5,303,275 options, of which 4,744,550 remained outstanding. A portion of the employee-director options was awarded in recognition of prior employment efforts. Since inception of the Program, the Company has not paid any non-qualified stock option retainers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of July 7, 2008, information with respect to the shares of Common Stock beneficially owned by (i) each director nominee; (ii) each person (other than a person who is also a director nominee) who is an executive officer; and (iii) all executive officers and directors as a group. The term "executive officer" is defined as the President/Chief Executive Officer, Secretary, Chief Financial Officer/Treasurer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for the Company. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, excepted where otherwise noted:


AMOUNT AND NATURE                                                                      PERCENT OF
OF TITLE OF CLASS           NAME                          BENEFICIAL OWNERSHIP(1)(2)      CLASS
--------------    ------------------------                --------------------------     -------

Common Stock     James A. Joyce, Chief Executive Officer
                 and Director                                 7,188,243 shares(3)           15%
                 3030 Bunker Hill Street, Suite 4000,
                 San Diego, CA 92109

Common Stock     Richard H. Tullis, Chief Scientific Officer
                 and Director                                 2,072,350 shares(4)            5%
                 3030 Bunker Hill Street, Suite 4000,
                 San Diego, CA 92109

Common Stock     Franklyn S. Barry, Director
                 3030 Bunker Hill Street, Suite 4000,           773,010 shares(5)            2%
                 San Diego, CA 92109

Common Stock     Edward G. Broenniman, Director
                 3030 Bunker Hill Street, Suite 4000,           655,924 shares(6)            2%
                 San Diego, CA 92109

Common Stock     Harold H. Handley, President
                 3030 Bunker Hill Street, Suite 4000,           250,000 shares(7)             *
                 San Diego, CA 92109

All Current
Directors and
Executive Officers
as a Group (5                                                10,939,527 shares              22%
members)

*  Less than 1%.

1. Based on 40,286,480 shares of Common Stock outstanding on the transfer records as of July 7, 2008.

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

3. Includes 2,231,100 stock options exercisable at $0.38 per-share, 2,857,143 stock options exercisable at $0.21 per share and 1,500,000 stock options exercisable at $0.36 per share.

4. Includes 250,000 stock options exercisable at $1.90 per share, 30,000 stock options exercisable at $3.00 per share and 1,734,350 stock options exercisable at $0.38 per share.

5. Includes 1,867 stock options exercisable at $1.84 per share and 264,550 stock options exercisable at $0.38 per share.

6. Includes 2,500 stock options exercisable at $3.75 per share, 3,000 stock options exercisable at $1.78 per share and 514,550 stock options exercisable at $0.38 per share.

7. Includes 250,000 stock options exercisable at $0.27 per share.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None


ITEM 13. EXHIBITS

The following documents are filed as part of this report on Form 10-KSB:

1. Consolidated Financial Statements for the periods ended March 31, 2008 and 2007:

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

         3.5 Certificate of Amendment of Articles of Incorporation dated March 6, 2007 (23)

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

         10.38    Form of Warrant for additional Series A Convertible
                  Noteholders(18)

         10.39 Form of Registration Rights Agreement for additional Series A Convertible Noteholders(18)

         10.40 Option Agreement by and between Aethlon Medical, Inc. and Trustees of Boston University(19)

         10.41    Warrant for the benefit of Fusion Capital Fund II, LLC(20)

         10.42 Common Stock Purchase Agreement by and between Aethlon Medical, Inc. and Fusion Capital Fund II, LLC dated March 21, 2007 (24)

         10.43 Registration Rights Agreement by and between Aethlon Medical, Inc. and Fusion Capital Fund II, LLC dated March 21, 2007(24)

         10.44 Form of Allonge to 10% Series A Convertible Notes dated March 5, 2007 by and between Aethlon Medical, Inc. and Christian Hoffman III(

         10.45 Form of Allonge to 10% Series A Convertible Notes dated March 5, 2007 by and between Aethlon Medical, Inc. and Joel S. Aronson, Patricia Green, Christina J. Bird, Co-Executor of the Estate of Allan S. Bird(24)

         10.46 Form of Allonge to 10% Series A Convertible Notes dated March 5, 2007 by and between Aethlon Medical, Inc. and Claypoole Capital, LLC(24)

         10.47 Form of Allonge to 10% Series A Convertible Notes dated March 5, 2007 by and between Aethlon Medical, Inc. and Ellen R. Weiner Family Revocable Trust(24)

         10.48    Private Placement Agreement with Fusion Capital Fund II, LLC
                  (25)

         14       Code of Ethics (24)

         21       List of subsidiaries (22)

         23.1 Consent of Independent Registered Public Accounting Firm (Squar, Milner, Peterson, Miranda & Williamson, LLP) *

         31 Certification of our Chief Executive Officer and Chief Accounting Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

         32 Statement of our Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

         99.1     Resignation Letter dated June 28, 2006 from Calvin Leung (26)

* Filed herewith

(1)      December 18, 2000 and incorporated by reference.

(2) Filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000 and incorporated by reference.

(3) Filed with the Company's Current Report on Form 8-K, dated June 14, 2005 and incorporated by reference.

(4) Filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999 and incorporated by reference.

(5) Filed with the Company's Current Report on Form 8-K dated March 26, 1999 and incorporated by reference.

(6) Filed with the Company's Current Report on Form 8-K dated January 24, 2000 an incorporated by reference.

(7) Filed with the Company's Current Report on Form 8-K dated April 25, 2000 and incorporated by reference.

(8) Filed with the Company's Current Report on Form 8-K dated June 9, 2004 and incorporated by reference.

(9) Filed with the Company's Current Report on Form 8-K dated May 23, 2005 and incorporated by reference.

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

(14) Filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2005 and incorporated by reference.

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

(17) Filed with the Company's Post-Effective Amendment to Registration Statement on Form SB-2 filed on December 8, 2005 and incorporated by reference.

(18) Filed with the Company's Registration Statement on Form SB-2 (File No. 333-130915) filed on January 9, 2006 and incorporated by reference.

(19) Filed with the Company's Current Report on Form 8-K filed on February 23, 2006 and incorporated by reference.

(20) Filed with the Company's Current Report on Form 8-K filed on April 4, 2006 and incorporated by reference.

(21) Filed with the Company's Current Report on Form 8-K filed on May 1, 2008 and incorporated by reference.

(22) Filed with the Company's Registration Statement on Form SB-2 filed on July 7, 2004 and incorporated by reference.

(23) Filed with the Company's Current Report on form 8-K dated March 7, 2007 and incorporated herein by reference.

(24) Filed with the Company's Current Report on form 8-K dated March 22, 2007 and incorporated herein by reference.

(25) Filed with the Company's Registration Statement on Form S-1 filed on February 11, 2008 and incorporated by reference.

(26) Filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2006 and incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson LLP ("Squar Milner") for the annual audit of our consolidated financial statements as of and for the fiscal years ended March 31, 2008 and 2007 and fees billed for other services rendered by Squar Milner during such years:

                              Fiscal Year Ended March 31,
                                  2008         2007
                                --------     --------

         Audit Fees             $ 85,000     $ 93,000
         Audit Related Fees       20,000       35,625
         Tax Fees                 30,000           --
         All Other Fees               --           --
                                --------     --------
                                $135,000     $128,625
                                ========     ========

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

         Our audit committee of the Board of Directors is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditor.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of July, 2008.

                                    BY: /S/ JAMES A. JOYCE
                                        ---------------------------------
                                        JAMES A. JOYCE
                                        CHAIRMAN, CHIEF EXECUTIVE OFFICER
                                        AND ACTING CHIEF FINANCIAL OFFICER


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                          TITLE                      DATE
       ---------                          -----                      ----

/S/ JAMES A. JOYCE                  CHAIRMAN OF THE BOARD        JULY 15, 2008
-------------------------
    JAMES A. JOYCE

/S/ FRANKLYN S. BARRY, JR.          DIRECTOR                     JULY 15, 2008
--------------------------
    FRANKLYN S. BARRY, JR.

/S/ EDWARD G. BROENNIMAN            DIRECTOR                     JULY 15, 2008
--------------------------
    EDWARD G. BROENNIMAN

/S/ RICHARD H. TULLIS               DIRECTOR                     JULY 15, 2008
-------------------------
    RICHARD H. TULLIS

                               AETHLON MEDICAL, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2008


                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm.................... F-1

Consolidated Balance Sheet................................................. F-2

Consolidated Statements of Operations...................................... F-3

Consolidated Statements of Stockholders' Deficit........................... F-4

Consolidated Statements of Cash Flows...................................... F-17

Notes to Consolidated Financial Statements................................. F-19

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aethlon Medical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Aethlon Medical, Inc. and Subsidiaries (the "Company"), a development stage company, as of March 31, 2008 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended and for the period from January 31, 1984 (Inception) to March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aethlon Medical, Inc. and Subsidiaries as of March 31, 2008 and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended and for the period from January 31, 1984 (Inception) to March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations, is in default on certain debt agreements, has negative working capital of approximately $3,481,000 and a deficit accumulated during the development stage of approximately $32,227,000 at March 31, 2008. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                  /S/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP


                  NEWPORT BEACH, CALIFORNIA
                  JULY 14, 2008

--------------------------------------------------------------------------------
                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
    Cash                                                           $    254,691
    Deferred financing costs                                             71,139
    Prepaid expenses                                                      3,600
                                                                   ------------

TOTAL CURRENT ASSETS                                                    329,430

NON-CURRENT ASSETS
    Property and equipment, net                                           8,313
    Patents, net                                                        137,162
    Deposits                                                             13,200
                                                                   ------------

TOTAL ASSETS                                                       $    488,105
                                                                   ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                       $  1,442,070
    Due to related parties                                              949,063
    Notes payable, net of discounts                                     633,611
    Convertible notes payable, net of discounts                         152,530
    Warrant obligation                                                  633,095
                                                                   ------------

TOTAL CURRENT LIABILITIES                                             3,810,369
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Note 9)


STOCKHOLDERS' DEFICIT
    Common stock, par value of $0.001, 100,000,000 shares
      authorized; 38,991,151 issued and outstanding                      38,992
    Additional paid-in capital                                       28,866,000
    Deficit accumulated during the development stage                (32,227,256)
                                                                   ------------

TOTAL STOCKHOLDERS' DEFICIT                                          (3,322,264)
                                                                   ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    488,105
                                                                   ============

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------
                                     AETHLON MEDICAL, INC.
                                 (A Development Stage Company)
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED MARCH 31, 2008 AND 2007 AND
              FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2008
-----------------------------------------------------------------------------------------------
                                                                               JANUARY 31, 1984
                                                                             (INCEPTION) THROUGH
                                                  2008              2007         MARCH 31, 2008
                                              -------------------------------------------------

Grant income                                  $         --      $         --      $  1,424,012
Subcontract income                                      --                --            73,746
Sale of research and development                        --                --            35,810
                                              -------------------------------------------------
                                                        --                --         1,533,568

OPERATING EXPENSES
   Professional fees                             1,005,442           700,092         6,943,669
   Payroll and related                           1,363,950           889,192         9,499,147
   General and administrative                      523,196           494,970         5,450,197
   Impairment                                           --                --         1,313,253
                                              -------------------------------------------------
                                                 2,892,588         2,084,254        23,206,266
                                              -------------------------------------------------
OPERATING LOSS                                  (2,892,588)       (2,084,254)      (21,672,698)

OTHER (INCOME) EXPENSE
Loss on extinguishment of debt                     547,119         1,216,748         1,763,867
Change in fair value of warrant liability         (637,179)        2,112,575         1,835,521
Interest expense                                 1,319,487           390,968         6,581,907
Interest income                                         --                --           (17,415)
Other                                               18,249           220,000           390,678
                                              -------------------------------------------------
                                                 1,247,676         3,940,291        10,554,558
                                              -------------------------------------------------

NET LOSS                                      $ (4,140,264)     $ (6,024,545)     $(32,227,256)
                                              =================================================

Basic and diluted net loss per share
  attributable to common stockholders         $      (0.12)     $      (0.22)
                                              ===============================

Weighted average number of common
  shares outstanding                            34,395,562        26,937,727
                                              ===============================

-----------------------------------------------------------------------------------------------
               SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.



--------------------------------------------------------------------------------------------------------------
                                             AETHLON MEDICAL, INC.
                                         (A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE YEARS ENDED MARCH 31, 2008 AND 2007 AND
                      FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2008
--------------------------------------------------------------------------------------------------------------
                                                                                       DEFICIT
                                                                                     ACCUMULATED     TOTAL
                                          COMMON STOCK       ADDITIONAL   DEFERRED      DURING    STOCKHOLDERS'
                                     -------------------      PAID IN    CONSULTING  DEVELOPMENT     EQUITY
                                        SHARES    AMOUNT      CAPITAL       FEES        STAGE      (DEFICIT)
                                     ---------- ---------   -----------  ----------   ----------   -----------

Balance, January 31, 1984 (Inception)        --  $     --   $        --  $       --  $       --      $    --

Common stock issued for cash at $1
per share                                22,000        22        26,502          --          --       26,524

Common stock issued for cash at $23
per share                                 1,100         1        24,999          --          --       25,000

Common stock issued for cash at $86
per share                                   700         1        59,999          --          --       60,000

Common stock issued for cash at $94
per share                                   160         1        14,999          --          --       15,000

Common stock issued for cash at $74
per share                                   540         1        39,999          --          --       40,000

Common stock issued for cash at $250
per share                                 4,678         5     1,169,495          --          --    1,169,500

Capital contributions                        --        --       521,439          --          --      521,439

Common stock issued for compensation
at $103 per share                         2,600         3       267,403          --          --      267,406

Conversion of due to related parties
to common stock at $101 per share         1,120         1       113,574          --          --      113,575

Conversion of due to related parties
to common stock at $250 per share         1,741         2       435,092          --          --      435,094

Effect of reorganization              2,560,361     2,558        (2,558)         --          --           --

Common stock issued in connection with
employment contract at $8 per share      65,000        65       519,935          --          --      520,000

Common stock issued in connection with
the acquisition of patents at $8 per
share                                    12,500        13        99,987          --          --      100,000

Warrants issued to note holders in
connection with notes payable                --        --       734,826          --          --      734,826

Warrants issued for services                 --        --         5,000          --          --        5,000

Net loss                                     --        --            --          --  (4,746,416)  (4,746,416)
                                     ----------  --------  ------------   ---------- ----------- ------------
BALANCE, MARCH 31, 2000               2,672,500     2,673     4,030,691          --  (4,746,416)    (713,052)

Common stock and options issued
in connection with acquisition
of Cell Activation, Inc.
at $7.20 per share                       99,152        99     1,067,768          --          --    1,067,867

Warrants issued to note holders in
connection with notes payable                --        --       218,779          --          --      218,779

Warrants issued to promoter in
connection with notes payable                --        --       298,319          --          --      298,319

Beneficial conversion feature of
convertible notes payable                    --        --       150,000          --          --      150,000

Warrants issued to promoter in
connection with convertible notes
payable                                      --        --       299,106          --          --      299,106

Options issued to directors for
services as board members                    --        --        14,163          --          --       14,163
--------------------------------------------------------------------------------------------------------------
                       SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                      F-4


--------------------------------------------------------------------------------------------------------------
                                             AETHLON MEDICAL, INC.
                                         (A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE YEARS ENDED MARCH 31, 2008 AND 2007 AND
                      FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2008
--------------------------------------------------------------------------------------------------------------
                                                                                       DEFICIT
                                                                                     ACCUMULATED     TOTAL
                                          COMMON STOCK       ADDITIONAL   DEFERRED      DURING    STOCKHOLDERS'
                                     -------------------      PAID IN    CONSULTING  DEVELOPMENT     EQUITY
                                        SHARES    AMOUNT      CAPITAL       FEES        STAGE      (DEFICIT)
                                     ---------- ---------   -----------  ----------   ----------   -----------
Options and warrants issued for
services                                     --        --       505,400          --          --      505,400

Common stock issued for services at
$3 per share                              5,500         5        16,495          --          --       16,500

Common stock issued for cash at $1
per share                               100,000       100        99,900          --          --      100,000

Net loss                                     --        --            --          --  (4,423,073)  (4,423,073)
                                      ---------  --------  ------------   --------- ------------ ------------
BALANCE, MARCH 31, 2001               2,877,152  $  2,877  $  6,700,621   $      -- $(9,169,489) $(2,465,991)

Common stock, warrants and options
issued for accounts payable and
accrued liabilities                      21,750        22       243,353          --          --      243,375

Common stock issued for services at
$2.65 per share                           6,038         6        15,994          --          --       16,000

Common stock issued for cash at $1.00
per share, net of issuance costs of
$41,540 paid to a related party         730,804       731       688,533          --          --      689,264

Common stock issued for services at
$2.75 per share                          10,000        10        27,490          --          --       27,500

Common stock issued in connection with
license agreement at $3.00 per share      6,000         6        17,994          --          --       18,000

Common stock issued to holder of
convertible notes payable at $3.00
per share                                70,586        71       211,687          --          --      211,758

Options issued to directors for
services as board members                    --        --         7,459          --          --        7,459

Common stock issued for cash at $1.50
per share, net of issuance costs
of $2,500                                16,667        17        22,483          --          --       22,500

Beneficial conversion feature of
convertible notes payable                    --        --       185,000          --          --      185,000

Common stock issued for conversion of
convertible notes payable and accrued
interest at an average price of
$1.24 per share                         134,165       134       166,352          --          --      166,486

Common stock issued for services at
$2.72 per share                           9,651        10        26,240          --          --       26,250

Options issued to consultant for
services                                     --        --       562,000          --          --      562,000

Common stock and warrants for services
at $1.95 per share                       62,327        62       161,475          --          --      161,537

Common stock issued for services at
$1.90 per share                           9,198         9        17,491          --          --       17,500

Stock options exercised for cash        400,000       400       199,600          --          --      200,000

Warrants issued to note holders for
90-day forebearance                          --        --       118,000          --          --      118,000

Common stock and warrants issued to
note holders and vendors in the
debt-to-equity conversion program at
$1.25 per share                         816,359       816     1,623,635          --          --    1,624,451
--------------------------------------------------------------------------------------------------------------
                       SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                      F-5


---------------------------------------------------------------------------------------------------------------
                                             AETHLON MEDICAL, INC.
                                         (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE YEARS ENDED MARCH 31, 2008 AND 2007 AND
                       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2008
---------------------------------------------------------------------------------------------------------------
                                                                                         DEFICIT
                                                                                       ACCUMULATED     TOTAL
                                          COMMON STOCK       ADDITIONAL   DEFERRED        DURING    STOCKHOLDERS'
                                     -------------------      PAID IN    CONSULTING    DEVELOPMENT     EQUITY
                                        SHARES    AMOUNT      CAPITAL       FEES          STAGE      (DEFICIT)
                                     ---------- ---------   -----------  ----------     ----------   -----------

Other warrant transactions                   --        --       (32,715)         --            --      (32,715)

Net loss                                     --        --            --          --    (3,995,910)  (3,995,910)
                                     ---------- ---------   -----------  ----------    -----------  ------------

BALANCE - MARCH 31, 2002              5,170,697 $   5,171  $ 10,962,692  $       --  $(13,165,399) $(2,197,536)


Proceeds from the issuance of common
stock at $0.50 per share in connection
with the exercise of options            200,000       200        99,800          --            --      100,000

Interest expense related to beneficial
conversion feature                           --        --       150,000          --            --      150,000

Pro-rata value assigned to warrants
issued in connection with conversion of
accounts payable                             --        --        71,000          --            --       71,000

Pro-rata value assigned to warrants
issued in connection with note payable       --        --        30,000          --            --       30,000

Issuance of common stock at $1.25 per
share in connection with the conversion
of accounts payable                     150,124       150       187,505          --            --      187,655

Issuance of common stock at $1.25 per
share in connection with the conversion
of notes payable                        420,000       420       104,580          --            --      105,000

Estimated fair market value of options
issued for services                          --        --       114,000          --            --      114,000

Issuance of common stock at $0.25 per
share for cash                          461,600       462       114,938          --            --      115,400

Issuance of common stock at $0.26 per
share for cash                           19,230        19         4,981          --            --        5,000

Issuance of common stock at $1.25 per
share for cash                            8,000         8         9,992          --            --       10,000

Issuance of common stock at $0.65 per
share for services                       69,231        69        44,931          --            --       45,000

Issuance of common stock at $0.51 per
share for services                      196,078       196        99,804          --            --      100,000

Adjustment booked                            --        --      (100,000)         --       100,000           --

Net loss                                     --        --            --          --    (2,461,116)  (2,461,116)
                                    -----------  --------  ------------   ---------    ----------- ------------

BALANCE - MARCH 31, 2003              6,694,960  $  6,695  $ 11,894,223   $      --  $(15,526,515) $(3,625,597)
---------------------------------------------------------------------------------------------------------------
                        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                      F-6


-----------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC.
                                          (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED MARCH 31, 2008 AND 2007 AND
                        FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2008
-----------------------------------------------------------------------------------------------------------------
                                                                                         DEFICIT
                                                                                       ACCUMULATED     TOTAL
                                          COMMON STOCK       ADDITIONAL   DEFERRED        DURING    STOCKHOLDERS'
                                     -------------------      PAID IN    CONSULTING    DEVELOPMENT     EQUITY
                                        SHARES    AMOUNT      CAPITAL       FEES          STAGE      (DEFICIT)
                                     ---------- ---------   -----------  ----------  -------------   -----------

BALANCE - MARCH 31, 2003              6,694,960  $  6,695  $ 11,894,223   $      --  $(15,526,515)   $(3,625,597)

Proceeds from the issuance of
common stock at $0.25 per share
in connection with the exercise
of warrants                             540,000       540       134,460          --            --        135,000

Issuance of common stock at $0.25
per share in connection with the
conversion of notes payable,
including interest of $15,099           300,397       300        74,799          --            --         75,099

Issuance of common stock at $0.35
per share in connection with the
conversion of notes payable,
including interest of $59,827           813,790       814       284,013          --            --        284,827

Issuance of common stock at $0.50
per share in connection with the
conversion of notes payable,
including interest of $509               11,017        11         5,498          --            --          5,509

Issuance of common stock at $0.42
per share in connection with the
conversion of notes payable,
including interest of $696               13,725        14         5,682          --            --          5,696

Issuance of common stock at $0.65
per share in connection with the
conversion of notes payable,
including interest of $5,088             27,059        27        17,561          --            --         17,588

Issuance of common stock at $0.25
per share in connection with the
conversion of notes payable,
including interest of $15,416           461,667       462       114,954          --            --        115,416

Issuance of common stock at $0.25
per share for cash                    1,226,000     1,226       305,274          --            --        306,500

Issuance of common stock at $0.30
per share for cash                      180,000       180        53,820          --            --         54,000

Issuance of common stock at $0.525
per share for cash                       40,000        40        20,960          --            --         21,000

Issuance of common stock at $1.125
per share for cash                        5,000         5         5,620          --            --          5,625

Issuance of common stock at $0.25
per share for services                   10,000        10         2,490          --            --          2,500

Issuance of common stock at $0.34
per share for services                   73,529        73        24,927          --            --         25,000

Issuance of common stock at $0.40
per share for services                   62,000        62        24,763          --            --         24,825

Issuance of common stock at $0.45
per share for services                  185,185       185        83,148          --            --         83,333

Issuance of common stock at $0.50
per share for services                    5,000         5         2,495          --            --          2,500

Interest expense related to beneficial
conversion feature                           --        --       324,800          --            --        324,800

Net loss                                     --        --            --          --    (1,518,798)    (1,518,798)
                                     ----------  --------  ------------   ---------  -------------  -------------
BALANCE - MARCH 31, 2004             10,649,329  $ 10,649  $ 13,379,487   $      --  $(17,045,313)  $ (3,655,177)
-----------------------------------------------------------------------------------------------------------------
                         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........




--------------------------------------------------------------------------------------------------------------------
                                                AETHLON MEDICAL, INC.
                                            (A Development Stage Company)
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   FOR THE YEARS ENDED MARCH 31, 2008 AND 2007 AND
                         FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2008
--------------------------------------------------------------------------------------------------------------------
                                                                                            DEFICIT
                                                                                          ACCUMULATED     TOTAL
                                             COMMON STOCK       ADDITIONAL   DEFERRED        DURING    STOCKHOLDERS'
                                        -------------------      PAID IN    CONSULTING    DEVELOPMENT     EQUITY
                                           SHARES    AMOUNT      CAPITAL       FEES          STAGE      (DEFICIT)
                                        ---------- ---------   -----------  ----------  ------------   -------------
BALANCE - MARCH 31, 2004                10,649,329 $  10,649  $ 13,379,487  $       --  $(17,045,313)  $ (3,655,177)
Proceeds from the issuance of common
stock at $0.25 per share in connection
with the exercise of warrants            1,126,564     1,127       280,515          --            --        281,642

Issuance of common stock at $0.44 per
share for cash                           1,415,909     1,416       621,584          --            --        623,000

Issuance of common stock at $0.25 per
share for cash                              40,233        40         9,960          --            --         10,000

Issuance of common stock at $0.28 per
share for cash                              35,947        36         9,964          --            --         10,000

Issuance of common stock at $0.29 per
share for cash                              69,431        69        19,931          --            --         20,000

Issuance of common stock at $0.32 per
share for cash                              94,449        94        29,906          --            --         30,000

Issuance of common stock at $0.33 per
share for cash                              60,620        61        19,939          --            --         20,000

Issuance of common stock at $0.35 per
share for cash                             172,824       173        59,826          --            --         59,999

Issuance of common stock at $0.36 per
share for cash                             223,756       224        79,776          --            --         80,000

Issuance of common stock at $0.37 per
share for cash                             108,079       108        39,892          --            --         40,000

Issuance of common stock at $0.38 per
share for cash                              26,549        27         9,973          --            --         10,000

Issuance of common stock at $0.39 per
share for cash                              51,748        52        19,948          --            --         20,000

Issuance of common stock at $0.40 per
share for cash                              25,233        25         9,975          --            --         10,000

Issuance of common stock at $0.42 per
share for cash                             143,885       144        59,857          --            --         60,001

Issuance of common stock at $0.43 per
share for cash                              70,467        70        29,930          --            --         30,001

Issuance of common stock at $0.45 per
share for cash                              22,455        22         9,978          --            --         10,000

Issuance of common stock at $0.46 per
share for cash                              43,944        44        19,956          --            --         20,000

Issuance of common stock at $0.47 per
share for cash                             128,836       129        59,872          --            --         60,001

Issuance of common stock at $0.52 per
share for cash                              95,502        96        49,904          --            --         49,999

Issuance of common stock with warrants
at $0.36 per unit for cash                  55,556        56        19,944          --            --         20,000

Issuance of common stock at $0.27 per
share for cash                              90,000        90        24,210          --            --         24,300

Issuance of common stock at $0.50 per
share for cash                               3,000         3         1,497          --            --          1,500

Issuance of common stock to Fusion
Capital for "commitment" shares             50,000        50           (50)         --            --             --
--------------------------------------------------------------------------------------------------------------------
                          SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                         F-8


-------------------------------------------------------------------------------------------------------------------
                                               AETHLON MEDICAL, INC.
                                           (A Development Stage Company)
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  FOR THE YEARS ENDED MARCH 31, 2008 AND 2007 AND
                         FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2008
-------------------------------------------------------------------------------------------------------------------
                                                                                            DEFICIT
                                                                                          ACCUMULATED     TOTAL
                                               COMMON STOCK       ADDITIONAL   DEFERRED      DURING    STOCKHOLDERS'
                                          -------------------      PAID IN    CONSULTING  DEVELOPMENT     EQUITY
                                             SHARES    AMOUNT      CAPITAL       FEES        STAGE      (DEFICIT)
                                          ---------- ---------   -----------  ----------   ----------   -----------
Issuance of common stock to Fusion
Capital for fees                             418,604       419          (419)         --          --             (0)

Issuance of common stock at $0.34 per share
in connection with the conversion of notes
payable, including interest of $38,371       479,513       480       162,891          --          --        163,371

Issuance of common stock at $0.44 per
share in connection with the conversion
of notes payable                             113,636       114        49,886          --          --         50,000

Issuance of common stock at $0.25 per
share in connection with the conversion
of notes payable                              80,000        80        19,920          --          --         20,000

Issuance of common stock at $0.49 per
share in connection with the conversion
of notes payable                             174,606       175        85,382          --          --         85,557

Issuance of common stock at $1.75 per
share for services                            17,143        17        29,983          --          --         30,000

Issuance of common stock at $0.44 per
share for services                           265,273       265       116,455          --          --        116,720

Issuance of common stock at $0.70 per
share for services                            10,715        11         7,489          --          --          7,500

Issuance of common stock at $0.73 per
share for services                             6,850         7         4,993          --          --          5,000

Issuance of common stock at $0.55 per
share for services                            46,364        46        25,454          --          --         25,500

Issuance of common stock at $0.25 per
share for services                           165,492       165        41,208          --          --         41,373

Issuance of common stock at $0.45 per
share for services                            28,377        28        12,741          --          --         12,769

Issuance of common stock at $0.50 per
share for services for deferred
consulting services                           60,000        60        29,940     (30,000)         --             --

Issuance of common stock at $0.49 per
share for services                            25,087        25        12,318          --          --         12,343

Issuance of common stock at $0.45 per
share for services for deferred
consulting services                           66,666        67        29,933     (30,000)         --             --

Issuance of common stock at $0.37 per
share for services                            13,369        13         4,987          --          --          5,000

Issuance of common stock at $0.42 per
share for services                            19,231        19         7,981          --          --          8,000

Issuance of common stock at $0.39 per
share for services                            18,042        18         6,982          --          --          7,000

Issuance of common stock at $0.32 per
share for services                           162,678       163        52,382          --          --         52,545

Issuance of common stock at $0.31 per
share for services                            16,234        16         4,984          --          --          5,000

Issuance of common stock at $0.39 per
share for employee bonus                      22,500        22         8,754          --          --          8,776
--------------------------------------------------------------------------------------------------------------------
                          SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                        F-9


----------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC.
                                          (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED MARCH 31, 2008 AND 2007 AND
                       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2008
----------------------------------------------------------------------------------------------------------------
                                                                                         DEFICIT
                                                                                       ACCUMULATED     TOTAL
                                          COMMON STOCK       ADDITIONAL   DEFERRED        DURING    STOCKHOLDERS'
                                     -------------------      PAID IN    CONSULTING    DEVELOPMENT     EQUITY
                                        SHARES    AMOUNT      CAPITAL       FEES          STAGE      (DEFICIT)
                                     ---------- ---------   -----------  ----------   ------------  ------------
Debt discount on debt issued with
detachable warrants                          --        --        84,000          --            --         84,000

Amortization of deferred consulting fees     --        --            --      30,000            --         30,000

Intrinsic value of options issued to
directors                                    --        --       424,262          --            --        424,262

Net loss                                     --        --            --          --    (2,096,951)    (2,096,951)
                                    -----------  --------    ----------   ---------     ----------    -----------
BALANCE - MARCH 31, 2005             17,014,696  $ 17,015  $ 16,088,278   $ (30,000)  $(19,142,264)  $(3,066,971)

Issuance of common stock at $0.28 per
share for cash                           35,947        36         9,964          --            --         10,000

Issuance of common stock at $0.26 per
share for cash                           38,256        38         9,962          --            --         10,000

Issuance of common stock at $0.26 per
share for cash                           38,401        38         9,962          --            --         10,000

Issuance of common stock at $0.25 per
share for cash                          201,165       201        49,799          --            --         50,000

Issuance of common stock at $0.25 per
share for cash                           80,466        80        19,920          --            --         20,000

Issuance of common stock at $0.25 per
share for cash                           80,466        80        19,920          --            --         20,000

Issuance of common stock at $0.25 per
share for cash                           80,466        80        19,920          --            --         20,000

Issuance of common stock at $0.25 per
share for cash                           80,466        80        19,920          --            --         20,000

Issuance of common stock at $0.18 per
share for cash                          100,000       100        17,500          --            --         17,600

Issuance of common stock at $0.25 per
Share for cash                          301,744       302        74,698          --            --         75,000

Issuance of common stock at varied
prices for cash                       2,485,249     2,485       767,512          --            --        769,997

Issuance of common stock at $0.76 per
share for cash                          568,181       568       431,249          --            --        431,818

Issuance of common stock at $0.25 per
share in connection with the conversion
of notes payable, including interest
of $4,564                               140,000       140        34,860          --            --         35,000

Issuance of common stock at $0.20 per
share in connection with the conversion
of convertible notes payable, including
interest of $4,943                      174,716       175        34,768          --            --         34,943

Issuance of common stock at $0.31 per
share for services                        9,740        10         2,990          --            --          3,000

Issuance of common stock at $0.30 per
share for services                       25,134        25         7,475          --            --          7,500

Issuance of common stock at $0.25 per
share for services                       31,424        31         7,869          --            --          7,900

Issuance of common stock at $0.26 per
share for services                       19,084        19         4,981          --            --          5,000
----------------------------------------------------------------------------------------------------------------
                        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                      F-10


----------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC.
                                          (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED MARCH 31, 2008 AND 2007 AND
                       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2008
----------------------------------------------------------------------------------------------------------------
                                                                                       DEFICIT
                                                                                     ACCUMULATED     TOTAL
                                          COMMON STOCK       ADDITIONAL   DEFERRED      DURING    STOCKHOLDERS'
                                     -------------------      PAID IN    CONSULTING  DEVELOPMENT     EQUITY
                                        SHARES    AMOUNT      CAPITAL       FEES        STAGE      (DEFICIT)
                                     ---------- ---------   -----------  ----------   ----------   -----------
Issuance of common stock at $0.25 per
share for services                       33,228        33         8,407          --          --          8,440

Issuance of common stock at $0.25 per
share for services                       24,000        24         5,976          --          --          6,000

Issuance of common stock at $0.26 per
share for services                       11,450        11         2,989          --          --          3,000

Issuance of common stock at $0.26 per
share for services                       19,084        19         4,981          --          --          5,000

Issuance of common stock at $0.26 per
share for services                       34,352        34         8,966          --          --          9,000

Issuance of common stock at $0.26 per
share for services                       11,450        11         2,989          --          --          3,000

Loss on settlement of accrued legal
liabilities                                  --        --       142,245          --          --        142,245

Issuance of common stock at $0.24 per
share for services                       12,605        13         2,987          --          --          3,000

Issuance of common stock at $0.24 per
share for services                       21,008        21         4,979          --          --          5,000

Issuance of common stock at $0.23 per
share for services                       21,739        22         4,978          --          --          5,000

Issuance of common stock at $0.23 per
share for services                       21,740        22         4,978          --          --          5,000

Issuance of common stock at $0.23 per
share for services                        2,155         2           498          --          --            500

Issuance of common stock at $0.23 per
share for services                       91,739        92        21,008          --          --         21,100

Issuance of common stock at $0.21 per
share for services                      175,755       176        37,084          --          --         37,260

Issuance of common stock at $0.23 per
share for services                       37,863        38         8,519          --          --          8,557

Issuance of common stock at $0.23 per
share for services                       21,368        21         4,979          --          --          5,000

Issuance of common stock at $0.21 per
share for services                       27,852        28         5,710          --          --          5,738

Issuance of common stock at $0.24 per
share for services                       21,186        21         4,979          --          --          5,000

Issuance of common stock at $0.22 per
share for services                       35,278        35         7,585          --          --          7,620

Issuance of common stock at $0.38 per
share for services                       13,298        13         4,987          --          --          5,000

Issuance of common stock at $0.38 per
share for services                       19,948        20         7,640          --          --          7,660

Issuance of common stock at $0.37 per
share for services                       97,662        98        36,037          --          --         36,135

Issuance of common stock at $0.25 per
share for services                      371,847       372        91,137          --          --         91,509

Issuance of common stock at $0.25 per
share for services                       73,964        74        18,128          --          --         18,202
----------------------------------------------------------------------------------------------------------------
                        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                      F-11


----------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC.
                                          (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED MARCH 31, 2008 AND 2007 AND
                       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2008
----------------------------------------------------------------------------------------------------------------
                                                                                       DEFICIT
                                                                                     ACCUMULATED     TOTAL
                                          COMMON STOCK       ADDITIONAL   DEFERRED      DURING    STOCKHOLDERS'
                                     -------------------      PAID IN    CONSULTING  DEVELOPMENT     EQUITY
                                        SHARES    AMOUNT      CAPITAL       FEES        STAGE      (DEFICIT)
                                     ---------- ---------   -----------  ----------   ----------   -----------
Issuance of common stock at $0.29 per
share for services                       13,333        13         3,827          --          --          3,840

Issuance of common stock at $0.33 per
share for services                       15,060        15         4,985          --          --          5,000

Issuance of common stock at $0.24 per
share for services                      579,813       580       138,575          --          --        139,155

Issuance of common stock at $0.28 and
$0.33 per share for services             66,017        66        19,934          --          --         20,000

Issuance of common stock at $0.36 per
share for services                       13,889        14         4,986          --          --          5,000

Issuance of common stock at $0.33 per
share for services                        9,091         9         2,989          --          --          2,999

Issuance of common stock at $0.28 per
share for services                       10,563        11         2,991          --          --          3,001

Issuance of common stock at $0.33 per
share for services                      150,000       150        48,850     (49,000)         --             --

Issuance of common stock at $0.28 per
share for services                       35,714        36         9,964          --          --         10,000

Issuance of common stock at $0.33 per
share for services                       15,152        15         4,985          --          --          5,000

Issuance of common stock at $0.28 per
per share for services                   17,730        18         4,982          --          --          5,000

Issuance of common stock at $0.20 and
$0.37 per share for services             79,255        79        19,894          --          --         19,974

Issuance of common stock at $0.33 per
share for services                       33,333        33         9,967          --          --         10,000

Issuance of common stock at $0.39 per
share for services                      220,080       220        85,171          --          --         85,391

Issuance of common stock at $0.49 per
share for services                        7,275         7         3,543          --          --          3,550

Issuance of common stock at $0.34 per
share for services                       27,284        27         9,170          --          --          9,197

Issuance of common stock at $0.33 per
share for services                      158,046       158        51,997          --          --         52,155

Issuance of common stock at $0.20 per
share for services                      836,730       837       166,509          --          --        167,346

Issuance of cashless warrants           389,168       389          (389)         --          --             --

Conversion of accrued salaries to
employee stock options                       --        --       300,000          --          --        300,000

Debt discount on debt issued with
detachable warrants                          --        --       119,610          --          --        119,610

Interest expense related to beneficial
conversion feature                           --        --       222,375          --          --        222,375

Professional fees related to registration
statement                                    --        --       (76,732)         --          --        (76,732)

Amortization of deferred consulting
fees                                         --        --            --      34,083          --         34,083
----------------------------------------------------------------------------------------------------------------
                        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                      F-12


-----------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC.
                                          (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED MARCH 31, 2008 AND 2007 AND
                        FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2008
-----------------------------------------------------------------------------------------------------------------
                                                                                         DEFICIT
                                                                                       ACCUMULATED     TOTAL
                                          COMMON STOCK       ADDITIONAL   DEFERRED        DURING    STOCKHOLDERS'
                                     -------------------      PAID IN    CONSULTING    DEVELOPMENT     EQUITY
                                        SHARES    AMOUNT      CAPITAL       FEES          STAGE      (DEFICIT)
                                     ---------- ---------   -----------  ----------   ------------  ------------
Reclassification of derivative liabilities
upon registration of shares underlying
warrants                                     --        --     1,090,000          --            --      1,090,000

Net loss                                     --        --            --          --     (2,920,183)   (2,920,183)
                                    -----------  --------  ------------   ----------  -------------  ------------
BALANCE - MARCH 31, 2006             25,383,705  $ 25,384  $ 20,322,494   $ (44,917)  $(22,062,447)  $(1,759,486)
                                    -----------  --------  ------------   ----------  -------------  ------------
Issuance of common stock at varied
prices for cash                       2,649,773     2,650       794,097          --            --        796,747

Issuance of common stock at $0.18 per
share for cash                          555,556       556        99,444          --            --        100,000

Issuance of common stock at $0.30 per
share for cash                        1,333,333     1,333       398,667          --            --        400,000

Issuance of common stock at $0.24 per
share in connection with the conversion
of notes payable, including interest
of $18,750                              107,759       108        43,642          --            --         43,750

Issuance of common stock at $0.24 per
share for services                       33,058        33         7,967          --            --          8,000

Issuance of common stock at $0.25 per
share for services                      126,065       127        31,858          --            --         31,965

Issuance of common stock at $0.26 per
share for services                      156,485       156        40,349          --            --         40,505

Issuance of common stock at $0.27 per
share for services                       30,075        30         7,970          --            --          8,000

Issuance of common stock at $0.28 per
share for services                       43,819        44        12,256          --            --         12,300

Issuance of common stock at $0.29 per
share for services                       14,563        15         4,150          --            --          4,165

Issuance of common stock at $0.30 per
share for services                       18,454        19         5,531          --            --          5,550

Issuance of common stock at $0.31 per
share for services                       32,984        33        10,467          --            --         10,500

Issuance of common stock at $0.32 per
share for services                       52,722        53        17,947          --            --         18,000

Issuance of common stock at $0.34 per
share for services                       29,965        30         9,470          --            --          9,500

Issuance of common stock at $0.37 per
share for services                      132,765       133        48,725          --            --         48,858

Issuance of common stock at $0.40 per
share for services                        7,813         8         2,492          --            --          2,500

Issuance of common stock at $0.45 per
share for services                        3,363         3         1,497          --            --          1,500

Issuance of common stock at $0.47 per
share for services                       14,535        15         4,985          --            --          5,000
-----------------------------------------------------------------------------------------------------------------
                         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                       F-13


-----------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC.
                                          (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED MARCH 31, 2008 AND 2007 AND
                        FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2008
-----------------------------------------------------------------------------------------------------------------
                                                                                         DEFICIT
                                                                                       ACCUMULATED     TOTAL
                                          COMMON STOCK       ADDITIONAL   DEFERRED        DURING    STOCKHOLDERS'
                                     -------------------      PAID IN    CONSULTING    DEVELOPMENT     EQUITY
                                        SHARES    AMOUNT      CAPITAL       FEES          STAGE      (DEFICIT)
                                     ---------- ---------   -----------  ----------    -----------   -----------
Issuance of common stock at $0.50 per
share for services                       35,601        36        17,765          --            --         17,801

Issuance of common stock at $0.51 per
share for services                       21,078        21        10,728          --            --         10,749

Issuance of common stock at $0.53 per
share for services                       20,127        20         8,980          --            --          9,000

Issuance of common stock at $0.55 per
share for services                        4,545         5         2,495          --            --          2,500

Issuance of common stock at $0.58 per
share for services                       17,332        17         9,983          --            --         10,000

Issuance of common stock at $0.59 per
share for services                        8,532         9         4,991          --            --          5,000

Issuance of common stock at $0.61 per
share for services                        4,934         5         2,995          --            --          3,000

Issuance of common stock at $0.79 per
share for services                       10,095         9         7,990          --            --          8,000

Issuance of common stock at $0.81 per
share for services                        3,086         3         2,497          --            --          2,500

Adjustment for issuance of
cashless warrants                      (144,099)     (144)          144          --            --             --

Issuance of commitment shares         1,050,000     1,050        (1,050)         --            --             --

Interest expense related to beneficial
conversion feature                           --        --        50,000          --            --         50,000

Amortization of deferred consulting fees     --        --            --      44,917            --         44,917

Issuance of common stock for option
to obtain licensing rights
to cancer patent                         40,000        40        10,760          --            --         10,800

Stock compensation expense                   --        --        38,132          --            --         38,132

Issuance of common stock at $0.20 per
Share in settlement of
accrued liabilities                     114,130       114        22,997          --            --         23,111

Reclassification of derivative liabilities
upon registration of shares underlying
warrants                                     --        --    (1,090,000)         --            --     (1,090,000)

Net loss                                     --        --            --          --    (6,024,545)    (6,024,545)
                                     ----------  --------  ------------   ---------  -------------  -------------

BALANCE - MARCH 31, 2007             31,912,153  $ 31,912  $ 20,963,410   $      --  $(28,086,992)  $ (7,091,670)
                                   ============  ========  ============   =========  =============  =============
-----------------------------------------------------------------------------------------------------------------
                        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                       F-14


-----------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC.
                                          (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED MARCH 31, 2008 AND 2007 AND
                        FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2008
-----------------------------------------------------------------------------------------------------------------
                                                                                         DEFICIT
                                                                                       ACCUMULATED     TOTAL
                                          COMMON STOCK       ADDITIONAL   DEFERRED        DURING    STOCKHOLDERS'
                                     -------------------      PAID IN    CONSULTING    DEVELOPMENT     EQUITY
                                        SHARES    AMOUNT      CAPITAL       FEES          STAGE      (DEFICIT)
                                     ---------- ---------   -----------  ----------  -------------  ------------
BALANCE - MARCH 31, 2007             31,912,153  $ 31,912  $ 20,963,410   $      --  $(28,086,992)  $(7,091,670)
                                    -----------  --------    ----------   ---------  -------------  ------------
Issuance of common stock at $0.50 per
share for cash                        2,560,000     2,560     1,187,840          --            --     1,190,400

Issuance of common stock at $1.00 per
share for cash                          100,000       100        99,900          --            --       100,000

Issuance of common stock at $0.24 per
share for services                       71,045        71        16,980          --            --        17,051

Issuance of common stock at $0.48 per
share for services                       41,999        42        19,958          --            --        20,000

Issuance of common stock at $0.49 per
share for services                       13,017        13         6,399          --            --         6,413

Issuance of common stock at $0.50 per
share for services                       45,380        45        22,645          --            --        22,690

Issuance of common stock at $0.53 per
share for services                       75,000        75        39,675          --            --        39,750

Issuance of common stock at $0.57 per
share for services                        7,895         8         4,492          --            --         4,500

Issuance of common stock at $0.58 per
share for services                       36,487        36        21,164          --            --        21,200

Issuance of common stock at $0.60 per
share for services                      120,033       120        71,490          --            --        71,610

Issuance of common stock at $0.61 per
share for services                      103,106       103        62,791          --            --        62,894

Issuance of common stock at $0.63 per
share for services                       10,174        10         6,440          --            --         6,450

Issuance of common stock at $0.65 per
share for services                        4,601         5         2,995          --            --         3,000

Issuance of common stock at $0.68 per
share for services                       17,127        17        11,583          --            --        11,600

Issuance of common stock at $0.69 per
share for services                        7,246         7         4,993          --            --         5,000

Issuance of common stock at $0.76 per
share for services                       17,061        17        12,983          --            --        13,000

Issuance of common stock at $0.78 per
share for services                       19,179        19        14,981          --            --        15,000

Exercise of cashless warrants            49,414        49           (49)         --            --            --

Issuance of common stock for
option exercises by director            250,000       250        94,750          --            --        95,000

Common stock units issued under
renegotiation of
convertible notes                     2,149,582     2,150     5,390,514          --            --     5,392,664

Beneficial conversion feature on
convertible debt                             --        --        38,197          --            --        38,197
-----------------------------------------------------------------------------------------------------------------
                        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                       F-15


-----------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC.
                                          (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED MARCH 31, 2008 AND 2007 AND
                        FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2008
-----------------------------------------------------------------------------------------------------------------
                                                                                         DEFICIT
                                                                                       ACCUMULATED     TOTAL
                                          COMMON STOCK       ADDITIONAL   DEFERRED        DURING    STOCKHOLDERS'
                                     -------------------      PAID IN    CONSULTING    DEVELOPMENT     EQUITY
                                        SHARES    AMOUNT      CAPITAL       FEES          STAGE      (DEFICIT)
                                     ---------- ---------   -----------  ----------  -------------  ------------
Issuance of common stock in exchange
for licensing rights                     15,152        15         4,985          --            --         5,000

Stock compensation expense                   --        --       487,093          --            --       487,093

Issuance of common stock in connection
with the conversion of notes payable  1,365,500     1,366       279,782          --            --       281,148

Net loss                                     --        --            --          --    (4,140,264)   (4,140,264)
                                     ----------  --------  ------------   ---------  ------------- -------------

BALANCE - MARCH 31, 2008             38,991,151  $ 38,992  $ 28,866,000    $     --  $(32,227,256) $ (3,322,264)
                                   ============  ========  ============    ========  ============= =============

-----------------------------------------------------------------------------------------------------------------
                        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.



---------------------------------------------------------------------------------------------------------------
                                             AETHLON MEDICAL, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED MARCH 31, 2008 AND 2007 AND
                       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2008
---------------------------------------------------------------------------------------------------------------
                                                                                               January 31, 1984
                                                                                                  (Inception)
                                                                                                    Through
                                                                  2008              2007         March 31, 2008
                                                                -----------------------------------------------

Cash flows from operating activities:
     Net loss                                                  $ (4,140,264)     $ (6,024,545)    $(32,227,256)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                              21,550            23,400        1,028,943
          Amortization of deferred consulting fees                       --            44,917          109,000
          Gain on settlement of debt                                     --                --         (131,175)
          Loss on settlement of accrued legal liabilities                --                --          142,245
          Gain on sale of property and equipment                         --                --          (13,065)
          Change in estimated fair value of warrant liability      (637,179)        2,112,575        1,835,521
          Fair market value of warrants issued in connection
            with accounts payable and debt related costs                 --                --        2,715,736
          Fair market value of common stock, warrants and
            options issued for services and interest                325,157           274,914        3,812,073
          Stock based compensation                                  487,093            38,132          949,487
          Loss on debt extinguishment                               547,119         1,216,748        1,763,867
          Amortization of debt discount                           1,195,863           177,762        2,481,650
          Impairment of patents and patents pending                      --                --          416,026
          Impairment of goodwill                                         --                --          897,227
          Deferred compensation forgiven                                 --                --          217,223

          Changes in operating assets and liabilities:
               Prepaid expenses                                         970            27,652          157,937
               Other assets                                              --             4,000          (13,200)
               Accounts payable and accrued liabilities             140,355           535,166        2,189,471
               Due to related parties                               (44,936)         (149,625)       1,277,564
                                                               ------------------------------------------------

     Net cash used in operating activities                       (2,104,272)       (1,718,904)     (12,390,726)
                                                              -------------------------------------------------

Cash flows from investing activities:
     Purchases of property and equipment                             (4,746)          (17,810)        (271,443)
     Patents and patents pending                                     (6,797)           (6,294)        (376,924)
     Proceeds from the sale of property and equipment                    --                --           17,065
     Cash of acquired company                                            --                --           10,728
                                                              -------------------------------------------------

     Net cash used in investing activities                          (11,543)          (24,104)        (620,574)
                                                              -------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........
                                                      F-17


---------------------------------------------------------------------------------------------------------------------
                                                AETHLON MEDICAL, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED MARCH 31, 2008 AND 2007 AND
                    FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2008 (CONTINUED)
---------------------------------------------------------------------------------------------------------------------
                                                                                                     January 31, 1984
                                                                                                        (Inception)
                                                                                                          Through
                                                                           2008              2007      March 31, 2008
                                                                     ------------------------------------------------

Cash flows from financing activities:
     Net proceeds from the issuance of notes payable                      640,000                --         2,350,000
     Principal repayments of notes payable                                (60,000)               --          (352,500)
     Proceeds from the issuance of convertible notes payable               60,000            50,000         2,138,000
     Net proceeds from the issuance of common stock                     1,290,400         1,296,737         9,207,222
     Professional fees related to registration statements                      --                --           (76,731)
                                                                     ------------------------------------------------

     Net cash provided by financing activities                          1,930,400         1,346,737        13,265,991
                                                                     ------------------------------------------------

Net increase (decrease) in cash                                          (185,415)         (396,271)          254,691

Cash at beginning of period                                               440,106           836,377                --
                                                                     ------------------------------------------------

Cash at end of period                                                $    254,691      $    440,106      $    254,691
                                                                     ================================================

Supplemental disclosure of cash flow information
  - Cash paid during the period for:
          Interest                                                   $      3,717      $         --      $    266,975
                                                                     ================================================
          Income taxes                                               $         --      $         --      $     13,346
                                                                     ================================================

Supplement schedule of noncash investing and financing activities:

Debt and accrued interest converted to common stock                  $    316,375      $     43,750      $  2,797,086
                                                                     ================================================
Stock option exercise by director for accrued expenses               $     95,000      $         --      $     95,000
                                                                     ================================================

Debt discount on notes payable associated with detachable
  warrants                                                           $         --      $     50,000      $  1,154,860
                                                                     ================================================
Issuance of common stock, warrants and options in
   settlement of accrued expenses and due to related parties         $         --      $     23,111      $  1,003,273
                                                                     ================================================
Reclassification of derivative liability to (from)
   additional paid-in capital                                        $         --      $ (1,090,000)     $         --
                                                                     ================================================
Issuance of common stock in connection with license agreements       $         --      $         --      $     18,000
                                                                     ================================================
Net assets of entities acquired in exchange for equity
   securities                                                        $         --      $         --      $  1,597,867
                                                                     ================================================
Debt placement fees paid by issuance of warrants                     $         --      $         --      $    843,538
                                                                     ================================================
Patent pending acquired for 12,500 shares of common stock            $         --      $         --      $    100,000
                                                                     ================================================
Common stock issued for prepaid expenses                             $         --      $         --      $    161,537
                                                                     ================================================
Licensing rights acquired with common stock issuance                 $      5,000      $     10,800      $     15,800
                                                                     ================================================

---------------------------------------------------------------------------------------------------------------------
                           SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                         F-18

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

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

Aethlon's common stock is quoted on the Over-the-Counter Bulletin Board administered by the Financial Industry Regulatory Authority ("OTCBB") under the symbol "AEMD.OB."

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its inactive wholly-owned subsidiaries Aethlon, Inc., Hemex, Inc., Syngen Research, Inc. and Cell Activation, Inc.(hereinafter collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred continuing losses from operations, is in default on certain debt agreements, has negative working capital of approximately $3,481,000, recurring losses from operations and a deficit accumulated during the development stage of approximately $32,227,000 at March 31, 2008, which among other matters, raises substantial doubt about its ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company intends to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2009. Therefore, the Company will be required to seek additional funds to finance its current and long-term operations.

The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes that its cash on hand and funds expected to be received from additional private investment will be sufficient to meet its liquidity needs for fiscal 2009. However, no assurance can be given that the Company will receive any funds in addition to the funds it has received to date.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts payable and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of certain convertible notes at March 31, 2008 approximates $6,668,601 based upon a third party valuation report that we commissioned.

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

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at a single financial institution. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution for up to $100,000. At times, cash may be in excess of the FDIC insurance limit. The Company had approximately $155,000 exceeding this limit at March 31, 2008.

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

In May 2007, the FASB issued Staff Position FIN 48-1, "Definition of SETTLEMENT in FASB Interpretation No. 48" ("FSP FIN 48-1"), which amends FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN 48," together with FSP FIN 48-1 referred as "FIN 48, as amended"). As of April 1, 2007, we adopted the provisions of FIN 48, as amended, which clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48, as amended, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position an entity takes or expects to take in a tax return. To recognize a tax position, the tax position must be more-likely-than-not sustainable upon examination by the relevant taxing authority, and the relevant measurement of the position must be the largest amount of benefit that we would more than 50% likely realize upon settlement. We would recognize the benefit of a position in the interim reporting period during which it meets the threshold, unless we effectively settle it earlier through examination, negotiation, or litigation or the applicable statute of limitations period expires.

The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. As of March 31, 2008, the Company did not increase or decrease liability for unrecognized tax benefit related to tax positions in prior period nor did the company increase its liability for any tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

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

Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The provisions of this pronouncement relating to assets held for disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to sell or dispose of such assets, (as defined), by management. As a result, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements with respect to future disposal decisions, if any. Management believes no impairment charges were necessary during the fiscal years ended March 31, 2008 and 2007.

EARNINGS (LOSS) PER SHARE

Under SFAS No. 128, "Earnings per Share," basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In each of the years ended March 31, 2008 and 2007, 9,865,775 and 12,885,453 shares would have been considered additional common stock equivalents, respectively, based on the treasury stock method. As the Company had net losses for the periods presented, basic and diluted loss per share are the same, and additional common stock equivalents have been excluded as their effect would be antidilutive.

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK-BASED COMPENSATION

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

In August 2000, the Company adopted the 2000 Stock Option Plan ("Stock Option Plan"), which was approved by its stockholders in September 2000. The Stock Option Plan provides for the issuance of up to 500,000 options to purchase shares of common stock. Such options can be incentive options or nonstatutory options, and may be granted to employees, directors and consultants. The Stock Option Plan has limits as to the eligibility of those stockholders who own more than 10% of Company stock, as defined. The options granted pursuant to the Stock Option Plan may have exercise prices of no less than 100% of fair market value of the Company's common stock at the date of grant (incentive options), or no less than 75% of fair market value of such stock at the date of grant (nonstatutory). At March 31, 2008, the Company had granted 47,500 options under the 2000 Stock Option Plan of which 15,000 had been forfeited, with 467,500 available for future issuance. All of these options vested prior to the adoption of FAS 123-R.

The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted outside of the Company's Stock Option Plan resulted in an expense of $487,093 for the fiscal year ended March 31, 2008. This expense was recorded as stock compensation included in payroll and related expenses in the accompanying March 31, 2008 condensed consolidated statement of operations. Share-based compensation recognized as a result of the adoption of SFAS No. 123-R as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123-R use the Binomial Lattice option pricing model for estimating fair value of options granted.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION (continued)

The following table summarizes the effect of share-based compensation resulting from the application of SFAS No. 123-R to options granted:

                                        Fiscal Year Ended    Fiscal Year Ended
                                          March 31, 2008       March 31, 2007

Payroll and related                         $   487,093           $ 38,132
                                            ===========           ========
Net share-based compensation effect
   in net loss from operations              $   487,093           $ 38,132
                                            ===========           ========

Basic and diluted loss per common share     $     (0.01)          $  (0.00)
                                            ===========           ========

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

In accordance with SFAS No. 123-R, the Company reviews share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2008 was insignificant.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

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

REGISTRATION PAYMENT ARRANGEMENTS

The Company accounts for its liquidated damages on registration rights agreements (see Note 6) in accordance with FASB Staff Position EITF 00-19-2, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." As of March 31, 2008, we have accrued $368,487 for liquidated damages.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred approximately $792,136 and $673,614 of research and development expenses during the years ended March 31, 2008 and 2007, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company's financial statements.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109,"Accounting for Income Taxes." FIN No. 48 prescribes a more-likely-than-not recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken (or expected to be taken) in an income tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirement to assess the need for a valuation allowance on net deferred tax assets is not affected by FIN No. 48. This pronouncement is effective for fiscal years beginning after December 31, 2006. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, SFAS No. 159 will have on its financial statements.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In November 2007, the EITF issued a consensus on EITF 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). The Task Force reached a consensus on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. This issue shall be effective for annual periods beginning after December 15, 2008. Entities should report the effects of applying this Issue as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of this issue, the following should be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. We are currently evaluating the impact, if any, of the adoption of EITF 07-1 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) replaces the cost-allocation process of SFAS No. 141, "Business Combinations" ("SFAS 141") which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited.

The Sarbanes-Oxley Act of 2002 ("the Act") introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we are first required to issue our management report on internal control over financial reporting in this annual report on Form 10-KSB for the fiscal year ending March 31, 2008. Based on current SEC requirements, we will not be required to have our auditor attest to management's assessment until our fiscal year ending March 31, 2010.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2008:

Furniture and office equipment                       $      266,280
Accumulated depreciation                                   (257,967)
                                                     ---------------
                                                     $        8,313
                                                     ===============

Depreciation expense for the years ended March 31, 2008 and 2007 approximated $12,000 and 16,500, respectively.

3. PATENTS

Patents include both foreign and domestic patents. There were several patents pending at March 31, 2008 and 2007. The unamortized cost of patents and patents pending is written off when management determines there is no future benefit. At March 31, 2008, the gross carrying amount of patents and patents in process totaled approximately $181,000 and the related accumulated amortization totaled approximately $44,000. Amortization of patents approximated $11,000 and $7,000 during the years ended March 31, 2008 and 2007, respectively. Amortization expense on patents is estimated to be approximately $7,000 per year for the next five fiscal years. Some of the Company's patents have expired and others may expire before FDA approval, if any, is obtained.

4. NOTES PAYABLE

12% NOTES

From August 1999 through September 2000, the Company entered into arrangements for the issuance of notes payable from private placement offerings (the "12% Notes") in the original aggregate amount of $422,500. The 12% Notes bore annual interest at 12% (15% after maturity), required interest to be paid quarterly, matured one year from the date of issuance, and carried detachable warrants. These notes have no acceleration provisions. In June 2004, one such note in the principal amount of $12,500 plus accrued interest was repaid. In December 2004, two of the notes in the principal amount of $25,000, plus $17,778 accrued interest, were converted to 87,303 restricted common shares at $0.49 per share.

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

At March 31, 2008, $347,500 of principal balance of the 12% Notes were outstanding and delinquent, in default, and bore interest at the default rate of 15%.

10% NOTES

From time to time, the Company issued convertible notes payable ("10% Note") to various investors, bearing interest at 10% per annum, with principal and interest due six months from the date of issuance. The 10% Notes required no payment of principal or interest during the term and may be converted to common stock of the Company at the conversion price of $0.50 per share at any time at the option of the noteholder. The total amount of the original notes issued was $275,000. One remaining 10% Note in the amount of $5,000 was past due and in default at March 31, 2008. At March 31, 2008, interest payable on this note totaled $3,375.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

4. NOTES PAYABLE (continued)

9% NOTE

In April 2003, the Company issued a convertible note in the amount of $150,000 ("9% Note"), bearing interest at 9% per annum, with principal and interest due in June 2003, which is in default and currently bears penalty interest at 18% per annum. The 9% Note required no payment of principal or interest during the term and was convertible into common stock of the Company at the conversion price of $0.25 per share at the option of the noteholder. On March 31, 2008 this $150,000 note along with $66,375 of accrued interest was converted into 865,500 shares of common stock at the agreed conversion price of $0.25 per share.

8% NOTES

In December 2007, the Company issued notes payable ("8% Notes") to two accredited investors in the aggregate amount of $495,000 with 8% interest maturing on September 5, 2008. In conjunction with the issuance of the 8% Notes, the Company also issued three year warrants to acquire 1,485,000 shares of Common Stock at $0.50 per share.

Under this transaction, the Company is obligated to register for resale the common shares underlying the warrants, and as a result, this warrant obligation does not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at the commitment date, the Company did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation was required to be classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No.00-19. The warrantswere valued at $693,050 on the commitment date using a Binomial Lattice option pricing model. Such amount was recorded as a derivative liability with an offsetting debt discount recorded against the $495,000 face amount of the 8% Notes and the remaining $198,050 recorded as interest expense. The debt discount will be expensed over the term of the 8% Notes.

2008 9% Notes

In January 2008, the Company issued notes payable ("2008 9% Notes") to an accredited investor in the amount of $220,000 with 9% interest maturing on October 19, 2008. In conjunction with the issuance of the 2008 9% Notes, the Company also issued three year warrants to acquire 660,000 shares of Common Stock at $0.50 per share.

Under this transaction, the Company is obligated to register for resale the common shares underlying the warrants, and as a result, this warrant obligation does not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at the commitment date, the Company did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation was required to be classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No. 00-19. The warrant was valued at $222,450 on the commitment date using a Binomial Lattice option pricing model. Such amount was recorded as a derivative liability with an offsetting debt discount recorded against the $220,000 face amount of the 2008 9% Notes and the remaining $2,450 recorded as interest expense. The debt discount will be expensed over the term of the 2008 9% Notes.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

4. NOTES PAYABLE (continued)

Notes payable consist of the following at March 31, 2008:

                               Face Amount of                    Notes Payable,
                                Notes Payable  Note Discounts   Net of Discounts
                                -------------  --------------   ----------------
12% Notes payable, all past due  $   347,500            --         $ 347,500

10% Note payable, past due             5,000            --             5,000

8% Note payable                      495,000       275,000           220,000

2008 9% Note payable                 220,000       158,889            61,111
                                 -----------     ---------         ---------

  Total Notes Payable            $ 1,067,500     $ 433,889         $ 633,611
                                 ===========     =========         =========

Management's plans to satisfy the remaining outstanding balance on these notes include converting the notes to common stock at market value or repayment with available funds.

5. CONVERTIBLE NOTES PAYABLE

10% CONVERTIBLE NOTES

On December 15, 2006, the Company issued two 10% Convertible Notes ("December 10% Notes") totaling $50,000 to accredited investors. The December 10% Notes accrue interest at a rate of ten percent (10%) per annum and mature on March 15, 2007. Such notes are convertible into shares of restricted common stock at any time at the election of the holder at a fixed conversion price of $0.17 per share for any conversion occurring on or before the maturity date. In addition, upon issuance, the Company issued five-year Warrants ("December 10% Note Warrants") to purchase a number of shares equal to the number of shares into which the December 10% Notes can be converted at a fixed exercise price of $0.17. Additionally, if the December 10% Note Warrants are exercised prior to December 15, 2007, the holder will receive an additional warrant on the same terms as the December 10% Note Warrants on a one to one basis. The warrants can be settled in unregistered shares of common stock. The December 10% Note Warrants have been valued using a Binomial Lattice option pricing model and an associated discount of $15,627, the relative fair value measured at the commitment date, was recorded and presented net against the face amount of the December 10% Notes. The convertible feature of the December 10% Notes provides for an effective conversion rate that is below market value. Pursuant to EITF No. 98-5 and EITF No. 00-27, the Company estimated the fair value of such beneficial conversion feature to be $34,373 and recorded such amount as a debt discount. The discounts associated with the warrants and the beneficial conversion feature were accreted to interest expense over the term of the December 10% Notes. Interest expense on the December 10% Notes resulting from accretion of such debt discounts totaled approximately $50,000 for the fiscal year ended March 31, 2007.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

5. CONVERTIBLE NOTES PAYABLE (continued)

10% SERIES A CONVERTIBLE NOTES

From July 11, 2005 through December 15, 2005 the Company received cash investments totaling $1,000,000 from accredited investors based on agreed-upon terms reached on the cash receipt dates. Such investments were documented in November and December 2005 in several 10% Series A Convertible Promissory Notes. The 10% Series A Convertible Notes accrue interest at a rate of ten percent (10%) per annum and matured on January 2, 2007. The 10% Series A Convertible Notes were convertible into shares of common stock at any time at the election of the holder at a fixed conversion price equal to $0.20 per share for any conversion occurring on or prior to the maturity date.

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

Intrinsic Value Accounting for the BCF

The Company accounted for the BCF associated with the issuance of the 10% Series A Convertible Notes in accordance EITF Issue No. 98-5, EITF Issue No. 00-27, and APB No. 14. The convertible feature of the 10% Series A Convertible Notes provides for a rate of conversion that is below market value. The excess of the proceeds over the estimated fair value of the warrants (see "Accounting for the Warrants" below) was used to calculate the effective conversion price per share. Pursuant to EITF 98-5 and EITF 00-27, the Company has estimated the fair value of such BCF to be $270,125 and recorded such amount as a debt discount against the face amount of the notes. Such discount was accreted to interest expense over the original term of the notes. Total interest expense on the 10% Series A Convertible Notes for amortization of the above BCF debt discount totaled $142,364 for the fiscal year ended March 31, 2007, which completed the amortization of such discount.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

5. CONVERTIBLE NOTES PAYABLE (continued)

Accounting for the Warrants

Under this transaction, the Company is obligated to register for resale the common shares underlying the warrants, and as a result, this warrant obligation does not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at the commitment date, the Company did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation was required to be classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No. 00-19. The Series A Warrants were valued at $729,875 on the commitment date using a Binomial Lattice option pricing model. Such amount was recorded as a derivative liability and an offsetting debt discount against the face amount of the 10% Series A Convertible Notes. Such debt discount will begin to be expensed as future conversions occur and the warrants are issued.

On January, 2006, the registration statement which included the shares underlying the 10% Series A Convertible Notes ("Notes")and related warrants was deemed effective. At such time, the Company re-evaluated the classification of the warrant obligation and determined that the warrant obligation me the criteria for equity classification under EITF No. 00-19. Accordingly, the Company revalued the warrants at such date, totaling $1,090,000, with the change in fair value of the warrant liability totaling $360,125 expensed in the consolidated statement of operations for the year ended March 31, 2006.

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

5. CONVERTIBLE NOTES PAYABLE (continued)

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
                                                  ============

The Company was obligated to register the shares underlying the Class A Warrants, the Class A-1 Warrants and the Class A Principal Warrants with the SEC by March 31, 2008, and the shares underlying the Class B Warrants and to register the Class B-1 Warrants with the SEC by the 30th day following the issuance date of such warrants. Since the Company failed to effect a registration statement by March 31, 2008, it is recording liquidated damages of $15,000 per month.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

5. CONVERTIBLE NOTES PAYABLE (continued)

For accounting purposes, the amendment of the 10% Series A Convertible Notes was treated as an extinguishment pursuant to EITF Issue No. 06-6. The changes in the note agreements, conversion feature and warrants were considered substantive as prescribed in that consensus. Consequently, at the amendment date the Company initially recorded an estimated loss on extinguishment of $489,013 as follows:

   Reacquisition Price (Fair value of new notes and warrants)      $  5,392,664

   Less amounts relieved at date of extinguishment:
   Carrying amount of the unamortized notes                            (166,667)
   Carrying amount of derivative liability                           (4,172,400)
   Accrued interest and liquidated damages                             (564,584)
                                                                   ------------
       Loss on extinguishment                                      $    489,013
                                                                   ============

Subsequently, the Company engaged a third party valuation firm to value the various components of the amendment of the Series A Convertible Notes. As a result of that valuation, the Company recorded an additional $58,106 of loss on extinguishment of debt with the offset being recorded to additional paid-in capital.

The new warrants issued in connection with the Amended Notes were evaluated pursuant to EITF Issue No. 00-19 and classified as equity instruments. In connection with the new warrants, the Company recorded $4,392,664 as an increase to additional paid in capital, based on the estimated fair value at issuance. The amended conversion feature contains a beneficial conversion at the date of the Amended Notes; consequently, the Company recorded a discount of $1,000,000 against the notes and a corresponding increase in additional paid in capital. Through March 31, 2008, the Company amortized approximately $109,000 of such discount into interest expense using the effective interest method.

In January 2008, one of the holders of the Amended Series A Convertible Notes converted $100,000 of their notes into 500,000 shares of common stock at the agreed conversion rate of $0.20 per share.

Convertible Notes Payable consists of the following at March 31, 2008:

                                                                       Net
                                          Principal    Discount       Amount
                                          ---------    ---------     ---------

Amended Series A 10% Convertible Notes    $ 900,000    $(797,470)    $ 102,530
December 10% Convertible Notes               50,000           --        50,000
                                          ---------    ---------     ---------
  Total - Convertible Notes               $ 950,000    $(797,470)    $ 152,530
                                          =========    ==========    =========

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

In August 2007, the Company issued 107,153 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at an average price of $0.37 per share in payment of grant writing and regulatory consulting services to the Company valued at $39,963 based upon the value of the services.

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

In December 2007, the Company issued 330,000 shares of common stock for cash proceeds of $165,000. The shares were issued to accredited investors and were in the form of Units comprised of two shares of common stock and one three-year warrant per Unit to acquire common stock at a fixed exercise price of $0.50 per share. The offering price of each Unit was $1.00.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

In January 2008, the Company issued 21,992 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.68 per share in payment for regulatory affairs consulting services to the Company valued at $15,000 based on the value of the services provided.

In January 2008, the Company issued 200,000 shares of common stock for cash proceeds of $100,000. The shares were issued to an accredited investor and were in the form of Units comprised of two shares of common stock and one three-year warrant per Unit to acquire common stock at a fixed exercise price of $0.50 per share. The offering price of each Unit was $1.00.

In January 2008, the Company issued 500,000 shares of common stock for a conversion of $100,000 of Amended Series A 10% Convertible Notes at the agreed conversion price of $0.20 per share (see Note 6).

In January 2008, the Company issued 18,797 shares of restricted common stock as the result of a cashless exercise of 55,556 warrants held by a former noteholder.

In February 2008, the Company issued 400,000 shares of common stock for cash proceeds of $200,000. The shares were issued to accredited investors and were in the form of Units comprised of two shares of common stock and one three-year warrant per Unit to acquire common stock at a fixed exercise price of $0.50 per share. The offering price of each Unit was $1.00.

In February 2008, the Company issued 1000,000 shares of common stock for cash proceeds of $100,000. The shares were issued to a corporate investor.

In February 2008, the Company issued 25,380 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.50 per share in payment for regulatory affairs consulting services to the Company valued at $12,690 based on the value of the services provided.

In March 2008, the Company issued 6,000 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.50 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services provided.

In March 2008, the Company issued 7,895 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.57 per share in payment for regulatory affairs consulting services to the Company valued at $4,500 based on the value of the services provided.

In March 2008, the Company issued 50,000 shares of common stock to an accredited investor at $0.53 per share in payment of commissions related to the August Private Placement transaction valued at $26,500 based upon the value of services provided.

In March 2008, the Company issued 25,000 shares of common stock to an accredited investor at $0.53 per share in payment of commissions related to the August Private Placement transaction valued at $13,250 based upon the value of services provided.

In March 2008, the Company issued 92,188 shares of restricted common stock at an average price of $0.60 in payment for investor relations services to the Company valued at $55,000 based on the value of the services.

In March 2008, the Company issued 250,000 shares to a Director under a stock option exercise at a strike price of $0.38 per share through the conversion of $95,000 in accounts payable owed to such Director.

In March 2008, the Company issued 865,500 shares of common stock for a conversion of $150,000 of 9% Convertible Notes and $66,375 of accrued interest at the agreed conversion price of $0.25 per share (see Note 6).

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

WARRANTS (continued)

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

On March 31, 2006, as an inducement to exercise 568,181 warrants at an exercise price of $0.76 per share, the Company issued five-year replacement warrants in like amount to Fusion Capital Fund II, LLC. The 568,181 replacement warrants have an exercise price of $0.76. Such warrants were valued using Binomial Option Pricing model and such incremental value was insignificant.

On November 14, 2006, in conjunction with the purchase of 555,556 shares of the Company's restricted common stock, the Company granted five-year warrants to purchase 555,556 shares of restricted common stock at an exercise price of $0.18. If such warrants are exercised on or before November 14, 2007, the warrant holder will receive five-year warrants to purchase an additional 555,556 shares of restricted common stock at an exercise price of $0.18.

On December 15, 2006, as an inducement to enter into a $100,000 10% convertible note, the Company granted noteholders five-year warrants to purchase 294,118 shares of restricted common stock at an exercise price of $0.17. If such warrants are exercised on or before December 15, 2007, the noteholders will receive five-year warrants to purchase an additional 294,118 shares of restricted common stock at an exercise price of $0.17.

In March 2007, an investor exercised 160,000 warrants in two cashless transactions.

On March 22, 2007 in effecting the Allonges, the Company amended its 10% Series A Convertible Notes to extend the maturity date of the Notes from January 2, 2007 until January 3, 2008. The Company agreed to also pay all accrued interest, through February 15, 2007 and each calendar quarter thereafter, in the form of units (the "Units")at the rate of $0.20 per Unit (the "Interest Payment Rate"). The Notes were convertible into Units at any time prior to the Maturity Date at the conversion price of $0.20 per Unit (the "Conversion Price"). Each Unit is composed of one share of the Company's Common Stock and one Class A Common Stock Purchase Warrant (the "Class A Warrant"). Each Class A Warrant expires on January 2, 2011 and is exercisable to purchase one share of Common Stock at a price of $0.20 per share (the "Exercise Price"). If the Holder exercises Class A Warrants on or before July 3, 2008, the Company will issue the Holder one Class B Common Stock Purchase Warrant (the "Class B Warrant" and with the Class A Warrant, collectively, the "Warrants") for every two Class A Warrants exercised. Each Class B Warrant has a three-year term and is exercisable to purchase one share of Common Stock at a price equal to the greater of $0.20 per share or 75% of the average of the closing bid prices of the Common Stock for the five trading days immediately preceding the date of the notice of conversion. Class A Warrants to purchase 685,328 shares of Common Stock and Class B Warrants to purchase 342,665 shares of Common Stock were granted under the Allonges.

At various points over the fiscal year ended March 31, 2007, 669,000 warrants Expired.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

WARRANTS (continued)

In August 2007, as part of the purchase of 815,000 units, we issued 815,000 warrants to investors.

At various points in the three months ended December 31, 2007, 144,443 warrants expired.

In December 2007, we issued 1,650,000 warrants in association with debt and equity financings.

In January 2008, we issued 760,000 warrants in association with debt and equity financings.

In February 2008, an investor exercised 55,556 warrants to receive 30,617 shares in a cashless transaction.

In February 2008, we issued 200,000 warrants in connection with equity financings.

In March 2008, 90,000 warrants expired.

A summary of the aggregate warrant activity for the years ended March 31, 2008 and 2007 is presented below:

                                                 Year Ended March 31,
                                 -----------------------------------------------------
                                            2008                       2007
                                 -------------------------   -------------------------
                                                Weighted                    Weighted
                                            Average Exercise            Average Exercise
                                   Warrants       Price        Warrants       Price
                                 -----------   -----------   -----------   -----------

Outstanding, beginning of year    4,497,910      $   0.46      3,791,908    $   0.61
      Granted                     3,589,346      $   0.47      1,535,002    $   0.19
      Exercised                     (55,556)     $   0.44       (160,000)   $   0.50
Cancelled/Forfeited                (234,443)     $   0.69       (669,000)   $   0.72
                                 -----------     --------     ----------    --------

Outstanding, end of year          7,797,257      $   0.46      4,497,910    $   0.46
                                 ===========     ========     ==========    ========

Exercisable, end of year          7,797,257      $   0.46      4,497,910    $   0.46
                                  ===========    =========    ==========    ========

Weighted average estimated fair
  value of warrants granted                      $   0.36                   $   0.29
                                                 =========                  ========

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Black-Scholes and Binomial Lattice option pricing models:

                                          Years Ended March 31,
                                          2008             2007
                                      -----------      -----------
Risk free interest rate               1.79%-4.03%      4.47%-4.57%
Average expected life                    3 years        4.4 years
Expected volatility                   84.0% - 88.6%    90.7% - 93.4%
Expected dividends                        None             None


                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

WARRANTS (continued)

The detail of the warrants outstanding and exercisable as of March 31, 2008 is as follows:

                                         Warrants Outstanding                Warrants Exercisable
                               ---------------------------------------   --------------------------
                                                 Weighted     Weighted                     Weighted
                                                 Average       Average                      Average
                                   Number       Remaining     Exercise        Number       Exercise
Range of Exercise Prices        Outstanding   Life (Years)      Price      Outstanding       Price
---------------------------   -------------- ------------- ----------   --------------- ----------

     $0.17 - $0.20               1,799,348          3.07      $  0.18       1,799,348      $  0.18
     $0.25 - $0.44                 718,365          1.38      $  0.25         718,365      $  0.25
     $0.50 - $0.90               5,279,544          1.82      $  0.59       5,279,544      $  0.59
                               --------------                            ---------------
                                 7,797,257                                  7,797,257
                               ==============                            ===============


OPTIONS

At March 31, 2008 the Company had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors under the 2005 Directors Compensation Program. Of the options issued to outside directors, 308,725 options had been forfeited and 250,000 options had been exercised.

From time to time, the Company's Board of Directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of the Company's formal stock plans. The terms of these grants are individually negotiated.

In August 2000, the Company adopted the 2000 Stock Option Plan ("Stock Option Plan"), which was approved by its stockholders in September 2000. The Stock Option Plan provides for the issuance of up to 500,000 options to purchase shares of common stock. Such options can be incentive options or nonstatutory options, and may be granted to employees, directors and consultants. The Stock Option Plan has limits as to the eligibility of those stockholders who own more than 10% of Company stock, as defined. The options granted pursuant to the Stock Option Plan may have exercise prices of no less than 100% of fair market value of the Company's common stock at the date of grant (incentive options), or no less than 75% of fair market value of such stock at the date of grant (nonstatutory). At March 31, 2008, the Company had granted 47,500 options under the 2000 Stock Option Plan of which 15,000 had been forfeited, with 467,500 available for future issuance.

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

In February 2005, the Board of Directors granted the Company's Chief Executive Officer ("CEO")and Chief Scientific Officer ("CSO") non-qualified stock options to purchase up to 2,231,100 and 1,734,350 shares of common stock, respectively, at an exercise price of $0.38 per share and vest fifty percent immediately, twenty-five percent in December 2005 and twenty-five percent in December 2006. In addition Mr. Calvin Leung, a board member, was granted non-qualified stock options to purchase up to 308,725 shares at $0.38 that vest fifty percent immediately, twenty-five percent in December 2005 and twenty-five percent in December 2006. Messrs. Franklyn S Barry and Edward G Broenniman, board members, were each granted non-qualified stock options to purchase up to 514,550 shares at $0.38 that vest fifty percent immediately, twenty-five percent in December 2005 and twenty-five percent in December 2006. All of these options granted expire in 2010 and 2011 and were granted at a price that was $0.08 below the estimated fair value of the underlying common stock on the date of grant. Accordingly, the Company recorded approximately $424,000 of compensation expense in the accompanying consolidated statement of operations for the year ended March 31, 2005.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

OPTIONS (continued)

On September 9, 2005, the Company granted 2,857,143 options to James A. Joyce, it's Chief Executive Officer, in exchange for $300,000 of accrued related-party liabilities. The fair value of such options approximated the value of the accrued related-party liability.

The following is a summary of the stock options outstanding at March 31, 2008 and 2007 and the changes during the two years then ended:

                                                  Year Ended March 31,
                                 -----------------------------------------------------
                                            2008                       2007
                                 -------------------------   -------------------------
                                                 Weighted                     Weighted
                                                 Average                      Average
                                                 Exercise                     Exercise
                                   Options        Price         Options        Price
                                 -----------   -----------    -----------   -----------

Outstanding, beginning of year    9,204,060     $    0.38      9,012,785     $    0.38
      Granted                     2,500,000     $    0.36        500,000          0.27
      Exercised                    (250,000)    $    0.38             --            --
      Cancelled/Forfeited          (500,000)    $    0.23       (308,725)         2.74
                                 -----------    ----------    -----------    ----------

Outstanding, end of year         10,954,060     $    0.38      9,204,060     $    0.38
                                 ===========    ==========    ===========    ==========

Exercisable, end of year          9,231,839     $    0.38      8,369,060     $    0.39
                                 ===========    ==========    ===========    ==========

Weighted average estimated fair
  value of options granted                      $    0.26                    $    0.23
                                                ==========                   ==========

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to stock options utilizing the Binomial Lattice option pricing model for the years ended March
31, 2008 and March 31, 2007:

                                        Years Ended March 31,
                                         2008          2007
                                      -----------   -----------
Risk free interest rate                  4.85%         4.84%
Average expected life                   3 years      10 years
Expected volatility                       91%           92%
Expected dividends                        None          None

The detail of the options outstanding and exercisable as of March 31, 2008 is as follows:

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
                                    Number       Remaining     Exercise        Number       Exercise
Range of Exercise Prices         Outstanding        Life         Price      Outstanding       Price
                                --------------- ------------- ------------ --------------- ---------

    $0.21 - $0.27                3,357,143      7.61 years      $ 0.22       3,134,922        $ 0.23
    $0.36 - $0.38                7,244,550      5.24 years      $ 0.37       5,744,550        $ 0.36
    $1.78 - $3.75                  352,367      3.57 years      $ 2.02         352,367        $ 2.02
                                -----------                                 ----------
                                10,954,060                                   9,231,839
                                ===========                                 ==========

As of March 31, 2008, we had $538,002 of remaining unrecognized stock option expense, which is expected to be recognized over a weighted average period of
2.08 years.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

7. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Certain officers of the Company and other related parties have advanced the Company funds, agreed to defer compensation and/or paid expenses on behalf of the Company to cover working capital deficiencies. These non interest-bearing liabilities have been included as due to related parties in the accompanying consolidated balance sheet.

Other related party transactions are disclosed elsewhere in these notes to consolidated financial statements.

8. INCOME TAXES

INCOME TAXES

On July 13, 2006, the FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, ACCOUNTING FOR INCOME Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on April 1, 2007, and has commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, the Company has recorded no additional tax liability. There are no unrecognized tax benefits as of April 1, 2007, or as of March 31, 2008. As of March 31, 2008 the Company has not yet completed its analysis of the deferred tax assets for net operating losses. As such, this amount and the offsetting valuation allowance have been removed from the Company's deferred tax assets. The Company will complete a Section 382 analysis regarding the limitation of the net operating loss, if the company utilizes the net operating loss.

Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company's effective tax rate.

The Company is subject to taxation in the U.S. and state jurisdictions. The Company's tax years for 1993 and forward are subject to examination by the U.S. and 2003 and forward by California tax authorities due to the carryforward of unutilized net operating losses. The Company is currently not under examination by any taxing authorities.

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended March 31, 2008, the Company did not recognize any interest or penalties. Upon adoption of FIN 48 on April 1, 2007, the Company did not record any interest or penalties.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

8. INCOME TAXES (continued)

The adoption of FIN 48 did not impact the Company's financial condition, results of operations or cash flows. At March 31, 2008, the Company had net deferred tax assets of approximately $3,123 million. These deferred tax assets are primarily composed of capitalized research and development costs and other accruals. Due to uncertainties surrounding the Company's ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the company's net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred. Until this analysis has been completed the Company has removed the deferred tax assets associated with these carryforwards from its deferred tax asset schedule and has recorded a corresponding decrease to their valuation allowance.

Significant components of the Company's net deferred tax assets at March 31, 2008 are shown below (in thousands). A valuation allowance of $3.1 million has been established to offset the net deferred tax assets as of March 31, 2008, as realization of such assets is uncertain.

                                                              YEAR ENDED
                                                               MARCH 31,
                                                            ----------------
                                                                 2008
                                                            ----------------

    Deferred tax assets:
       Net operating loss carryforwards                     $            --
       Capitalized research and development                           2,987
       Other                                                            136

    Total deferred tax assets                                         3,123
                                                            ----------------

    Total deferred tax liabilities                                       --
                                                            ----------------

    Net deferred tax assets                                           3,123
    Valuation allowance for deferred tax assets                      (3,123)
                                                            ----------------

    Net deferred tax assets                                 $            --
                                                            ================

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at March 31, 2008, due to the following (in thousands):

                                                    2008            2007
                                                ------------   -------------

     Federal income taxes at 34%                $    (1,323)    $   (2,048)
     Derivative expense                                  --            718
     Debt extinguishment                                 --            414
     State income tax, net of federal benefit          (223)          (162)
     Tax effect on non-deductible expenses
        and credits                                      57             --
     Increase in valuation allowance (1)              1,489          1,078
                                                ------------    -----------
                                                $        --     $       --
                                                ============    ===========
-------------------
(1) The removal of the valuation allowance related to the net operating losses is not included in the increase in the valuation allowance. See above for explanation.

Pursuant to Internal Revenue Code Sections 382, use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

9. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

The Company entered into an employment agreement with its Chairman of the Board effective April 1, 1999. The agreement, which is cancelable by either party upon sixty days notice, will be in effect until the employee retires or ceases to be employed by the Company. The Chairman of the Board was appointed President and Chief Executive Officer ("CEO") effective June 1, 2001 upon which the base annual salary was increased from $120,000 to $180,000. Effective January 1, 2005, the CEO's salary was increased from $180,000 to $205,000 per year. The CEO is eligible for an annual bonus at the discretion of the Board of Directors, of which $0 and $20,000 was earned during each of the years ended March 31, 2007 and 2006, respectively. Under the terms of the agreement, if the employee is terminated he may become eligible to receive a salary continuation payment in the amount of at least twelve months' base salary. Effective April 1, 2006, the CEO's salary was increased from $205,000 to $240,000 per year. His salary was subsequently increased to $265,000 per year and effective May 1, 2008, his salary was increased from $265,000 to $290,000 per year.

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

LEASE COMMITMENTS

The Company leases its office and research and development space the rate of $7,744 per month under an operating lease agreement which expired in July 2007. The Company is presently leasing its space on a month to month basis, at the same terms.

Rent expense approximated $91,000 and $105,000 for the years ended March 31, 2008 and 2007, respectively.

10. SUBSEQUENT EVENTS

In April 2008, the Company entered into a license agreement with the Trustees of Boston University which provides for an exclusive license for a Boston University patent BU05-41, "Method to Prevent Proliferation and Growth of Metastases." The agreed initial payment under this license will be an issuance of shares of common stock equivalent to 115% of $5,000.

In April 2008, the Company issued 10,170 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.59 per share in payment for regulatory affairs consulting services to the Company valued at $6,000 based on the value of the services provided.

In April 2008, the Company issued 6,667 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.45 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services provided.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
--------------------------------------------------------------------------------

10. SUBSEQUENT EVENTS (continued)

In May 2008, the Company entered into a Private Placement Agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company ("Fusion Capital"), for the sale of 1,000,000 shares of our common stock for an aggregate purchase price of $500,000.00. There were no placement agent or other similar fees paid or payable in connection with this private placement. The Company did not grant any registration rights or issue any warrants in connection with this transaction. The Private Placement Agreement does not contain any anti-dilution provisions, price reset provisions, negative covenants or restrictions on future fundings. The proceeds received by the Company under the Private Placement Agreement will be used for working capital and general corporate purposes.

On March 21, 2007, we entered into a common stock purchase agreement (the "Purchase Agreement") with Fusion Capital for the purchase of up to $8.4 million of our common stock. On May 1, 2008, we entered into a Mutual Termination Agreement with Fusion Capital to terminate the Purchase Agreement and all of each party's rights and obligation to buy and sell shares of common stock thereunder. The SEC did not declare effective the registration statement related to the Purchase Agreement which we withdrew in connection with the termination of the Purchase Agreement. There were no costs or fees paid or payable by either party in connection with the termination of the Purchase Agreement.

In May 2008, the Board of Directors approved the issuance to the director of investor relations of an option to purchase 100,000 shares of common stock at $0.63 per share.

In May 2008, we agreed to issue 232,033 shares of common stock to a 10% convertible noteholder in order to convert the $33,000 principal balance and $6,446 of accrued interest of the convertible note to equity.

In June 2008, the Company issued 25,610 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.41 per share in payment for regulatory affairs consulting services to the Company valued at $10,500 based on the value of the services provided.

In June 2008, the Board of Directors approved the following recommendations of the Compensation Committee:

   1. The issuance of 750,000 non-qualified stock options to Dr. Richard Tullis, Chief Scientist and a director and 300,000 non-qualified options to a research scientist both with a an exercise price of $0.41 per share, which was the closing price on the day of the meeting.
   2. An increase in the compensation for James Joyce, Chief Executive Officer, from $265,000 per annum to $290,000 per annum effective May 2008.
   3. The issuance of non-qualified stock options of 500,000 shares to the outside directors. 4. The issuance of 5,000 stock grants to two employees (research scientists).

In June 2008, we issued the two 5,000 stock grants to two employees (research scientists) as approved in the June Board of Directors meeting.