Form 10-Q
period 2008-06-30
AETHLON MEDICAL INC
filed 2008-08-14
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting Company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                      Accelerated filer  [_]
Non accelerated filer [_]          (Do not check if a smaller reporting company)
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

As of August 12, 2008, the registrant had outstanding 41,301,530 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2008 (UNAUDITED)
         AND MARCH 31, 2008                                                    3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE MONTHS ENDED JUNE 30, 2008 AND 2007
         AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH
         JUNE 30, 2008 (UNAUDITED)                                             4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
         MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD
         JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2008 (UNAUDITED)        5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           20

ITEM 4.  CONTROLS AND PROCEDURES                                              20

PART II. OTHER INFORMATION                                                    20

ITEM 1.  LEGAL PROCEEDINGS                                                    21

ITEM 1A. RISK FACTORS                                                         21

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  21

ITEM 5.  OTHER INFORMATION                                                    21

ITEM 6.  EXHIBITS                                                             22

PART I.
               FINANCIAL INFORMATION


               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      AETHLON MEDICAL, INC.
                                  (A Development Stage Company)
                              CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                     June 30,         March 31,
                                                                       2008             2008
                                                                    (Unaudited)
                                                                   ------------     ------------
ASSETS
Current assets
     Cash                                                          $    156,904     $    254,691
     Deferred financing costs                                            32,889           71,139
     Prepaid expenses and other current assets                            3,600            3,600
                                                                   ------------     ------------
            Total current assets                                        193,393          329,430

Property and equipment, net                                               5,869            8,313
Patents and patents pending, net                                        134,871          137,162
Other assets                                                             13,200           13,200
                                                                   ------------     ------------
            Total assets                                           $    347,333     $    488,105
                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                       s                      $    365,349     $    351,261
     Due to related parties                                             921,063          949,063
     Notes payable, net of discounts                                    863,087          633,611
     Convertible notes payable, net of discounts                        353,241          152,530
     Warrant obligation                                                 445,403          633,095
     Other current liabilities                                        1,086,198        1,090,809
                                                                   ------------     ------------
            Total current liabilities                                 4,034,341        3,810,369

Commitments and Contingencies

Stockholders' Deficit
     Common stock, par value $0.001 per share;
         100,000,000 shares authorized;
         40,286,480 and 38,991,151 shares issued
         and outstanding as of June 30, 2008 and
         March 31, 2008, respectively                                    40,286           38,992
     Additional paid-in capital                                      29,498,777       28,866,000
     Deficit accumulated during development stage                   (33,226,071)     (32,227,256)
                                                                   ------------     ------------
                                                                     (3,687,008)      (3,322,264)
                                                                   ------------     ------------
            Total liabilities and stockholders' deficit            $    347,333     $    488,105
                                                                   ============     ============



             The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.





                               AETHLON MEDICAL, INC.
                           (A Development Stage Company)
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            For the Three Months Ended
                            June 30, 2008 and 2007 and
         For the Period January 31, 1984 (Inception) Through June 30, 2008
                                    (Unaudited)


                                                                   January 31, 1984
                                     Three Months    Three Months     (Inception)
                                        Ended           Ended           through
                                       June 30,        June 30,        June 30,
                                         2008            2007            2008
                                     ------------    ------------    ------------

REVENUES

  Grant income                       $         --    $         --    $  1,424,012
  Subcontract income                           --              --          73,746
  Sale of research and development             --              --          35,810
                                     ------------    ------------    ------------
                                               --              --       1,533,568

EXPENSES

  Professional Fees                       160,275         187,405       7,103,944
  Payroll and related                     352,763         521,186       9,851,910
  General and administrative              110,621         162,682       5,560,818
  Impairment                                   --              --       1,313,253
                                     ------------    ------------    ------------
                                          623,659         871,273      23,829,925
                                     ------------    ------------    ------------
OPERATING LOSS                           (623,659)       (871,273)    (22,296,357)
                                     ------------    ------------    ------------

OTHER EXPENSE (INCOME)
  Loss on extinguishment of debt               --              --       1,763,867
  Change in fair value of
      warrant liability                  (187,692)       (421,775)      1,647,829
  Interest and other debt expenses        562,848          86,701       7,144,755
  Interest income                              --              --         (17,415)
  Other                                        --              --         390,678
                                     ------------    ------------    ------------
                                          375,156        (335,074)     10,929,714
                                     ------------    ------------    ------------
NET LOSS                             $   (998,815)   $   (536,199)   $(33,226,071)
                                     ============    ============    ============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                       $      (0.03)   $      (0.02)
                                     ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                     39,633,952      31,982,399
                                     ============    ============



          The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                                           AETHLON MEDICAL, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 AND
                     FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2008
                                                (Unaudited)


                                                             Three Months     Three Months   January 31, 1984
                                                                 Ended           Ended         (Inception)
                                                                June 30,        June 30,         Through
                                                                  2008            2007           June 30,
                                                                                                   2008
                                                              ------------    ------------    ------------
Cash flows from operating activities:

      Net loss                                                $   (998,815)   $   (536,199)   $(33,226,071)
      Adjustments to reconcile net loss to net cash used in
        operating activities:

          Depreciation and amortization                              4,735           7,479       1,033,678
          Amortization of deferred consulting fees                      --              --         109,000
          Gain on sale of property and equipment                        --           1,777         (13,065)
          Gain on settlement of debt                                    --              --        (131,175)
          Loss on settlement of accrued legal liabilities               --              --         142,245
          Stock based compensation                                  69,496         283,505       1,018,983
          Loss on debt extinguishment                                   --              --       1,763,867
          Fair market value of warrants issued in
            connection with accounts payable and debt                   --              --       2,715,736
          Fair market value of common stock, warrants
            and options issued for services                         25,250          65,661       3,837,323
          Change in fair value of warrant liability               (187,692)       (421,775)      1,647,829
          Amortization of debt discount and
            deferred financing costs                               501,437              --       2,983,087
          Impairment of patents and patents pending                     --              --         416,026
          Impairment of goodwill                                        --              --         897,227
          Deferred compensation forgiven                                --              --         217,223
          Changes in operating assets and liabilities:
                Prepaid expenses                                        --            (585)        157,937
                Other assets                                            --              --         (13,200)
                Accounts payable and other current
                    liabilities                                     15,802         171,686       2,205,273
                Due to related parties                             (28,000)         (5,000)      1,249,564
                                                              ------------    ------------    ------------
      Net cash used in operating activities                       (597,787)       (433,451)    (12,988,513)
                                                              ------------    ------------    ------------

Cash flows from investing activities:
      Purchases of property and equipment                               --          (3,997)       (271,443)
      Additions to patents and patents pending                          --              --        (376,924)
      Proceeds from the sale of property and equipment                  --              --          17,065
      Cash of acquired company                                          --              --          10,728
                                                              ------------    ------------    ------------
      Net cash used in investing activities                             --          (3,997)       (620,574)
                                                              ------------    ------------    ------------

Cash flows from financing activities:
      Proceeds from the issuance of notes payable                       --              --       2,350,000
      Principal repayments of notes payable                             --              --        (352,500)
      Proceeds from the issuance of convertible notes
        payable                                                         --              --       2,138,000
      Proceeds from the issuance of common stock                   500,000              --       9,707,222
      Professional fees related to registration statement               --              --         (76,731)
                                                              ------------    ------------    ------------
      Net cash provided by financing activities                    500,000              --      13,765,991
                                                              ------------    ------------    ------------

Net (decrease) increase in cash                                    (97,787)       (437,448)        156,904

Cash at beginning of period                                        254,691         440,106              --
                                                              ------------    ------------    ------------

Cash at end of period                                         $    156,904    $      2,658    $    156,904
                                                              ============    ============    ============


                       The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                                            AETHLON MEDICAL, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 AND
                      FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2008
                                                 (Unaudited)


                                                             Three Months     Three Months   January 31, 1984
                                                                 Ended           Ended         (Inception)
                                                                June 30,        June 30,         Through
                                                                  2008            2007           June 30,
                                                                                                   2008
                                                              ------------    ------------     ------------

Supplemental disclosures of non-cash investing and financing information:

Debt and accrued interest converted to common stock            $     39,325    $         --     $  2,836,411
                                                               ============    ============     ============
Stock option exercise by director for accrued expenses                   --              --           95,000
                                                               ============    ============     ============

Debt discount on notes payable associated with detachable
  warrants                                                               --              --        1,154,860
                                                               ============    ============     ============
Issuance of common stock, warrants and options in
   settlement of accrued expenses and due to related parties             --              --        1,003,273
                                                               ============    ============     ============
Issuance of common stock in connection with license agreements           --              --           33,800
                                                               ============    ============     ============
Net assets of entities acquired in exchange for equity
   securities                                                            --              --        1,597,867
                                                               ============    ============     ============
Debt placement fees paid by issuance of warrants                         --              --          843,538
                                                               ============    ============     ============
Patent pending acquired for 12,500 shares of common stock                --              --          100,000
                                                               ============    ============     ============
Common stock issued for prepaid expenses                                 --              --          161,537
                                                               ============    ============     ============


                       The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                                      6

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2008

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Aethlon Medical, Inc. ("Aethlon", "We" or the "Company") is a development stage medical device company focused on expanding the applications of our Hemopurifier
(R) platform technology, which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. In this regard, our core focus is the development of therapeutic devices that treat acute viral conditions, chronic viral diseases and pathogens targeted as potential biological warfare agents. The Hemopurifier(R) combines the established scientific principles of affinity chromatography and hemodialysis as a means to mimic the immune system's response of clearing viruses and toxins from the blood before cell and organ infection can occur. The Hemopurifier(R) cannot cure viral conditions but can prevent virus and toxins from infecting unaffected tissues and cells. We have completed pre-clinical blood testing of the Hemopurifier(R) to treat HIV and Hepatitis-C, and have completed human safety trials on Hepatitis-C infected patients in India and are in the process of obtaining regulatory approval from the U.S. Food and Drug Administration ("FDA") to initiate clinical trials in the United States.

The commercialization of the Hemopurifier(R) will require the completion of human efficacy clinical trials. The approval of any application of the Hemopurifier(R) in the United States will necessitate the approval of the FDA to initiate human studies. Such studies could take years to demonstrate safety and effectiveness in humans and there is no assurance that the Hemopurifier(R) will be cleared by the FDA as a device we can market to the medical community. We also expect to face similar regulatory challenges from foreign regulatory agencies, should we attempt to commercialize and market the Hemopurifier(R) outside of the United States. As a result, we have not generated revenues from the sale of any Hemopurifier(R) application. Additionally, there have been no independent validation studies of our Hemopurifiers(R) to treat infectious disease. We manufacture our products on a small scale for testing purposes but have yet to manufacture our products on a large scale for commercial purposes. All of our pre-clinical human blood studies have been conducted in our laboratories under the direction of Dr. Richard Tullis, our Chief Science Officer.

We are classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP"), and have not generated revenues from our principal operations.

Our common stock is quoted on the Over-the-Counter Bulletin Board administered by the Financial Industry Regulatory Authority ("OTCBB") under the symbol "AEMD.OB".

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of March 31, 2008 was derived from our audited financial statements. Operating results for the three month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information, refer to our Annual Report on Form 10-KSB for the year ended March 31, 2008, which includes audited financial statements and footnotes as of March 31, 2008 and for the years ended March 31, 2008 and 2007 and the period January 31, 1984 (Inception) through March 31, 2008.

NOTE 2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately ($3,841,000) recurring losses from operations and a deficit accumulated during the development stage of approximately ($33,226,000) at June 30, 2008, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. Our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2009. Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

We are currently addressing our liquidity issue by exploring investment capital opportunities through the public markets, specifically, through private placement of common stock. We believe that our access to capital, together with existing cash resources, will be sufficient to meet our liquidity needs for fiscal 2009. However, no assurance can be given that we will receive any funds in a connection with our capital raising efforts.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should we be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of our significant accounting policies presented below is designed to assist the reader in understanding our consolidated financial statements. Such financial statements and related notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly-owned subsidiaries Aethlon, Inc., Hemex, Inc. and Cell Activation, Inc. (collectively hereinafter referred to as the "Company" or "Aethlon"). These subsidiaries are dormant and there exist no material intercompany transactions or balances.

LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year in accordance with SFAS No. 128, "EARNINGS PER SHARE."

Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive. There were 4,235,025 and 9,475,184 potentially dilutive common shares outstanding for the three months ended June 30, 2008 and 2007, respectively, have not been included in loss per share calculations.

PATENTS

We capitalize the cost of patents, some of which were acquired, and amortize such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred approximately $163,000 and $227,000 of research and development expenses during the three months ended June 30, 2008 and 2007, respectively, which are included in various operating expense line items in the accompanying consolidated statements of operations.

EQUITY INSTRUMENTS FOR SERVICES PROVIDED BY OTHER THAN EMPLOYEES

We follow SFAS No. 123-R (as interpreted by Emerging Issues Task Force ("EITF") Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES") ("EITF No. 96-18") to account for transactions involving goods and services provided by third parties where we issue equity instruments as part of the total consideration. Pursuant to paragraph 7 of SFAS No. 123-R, we account for such transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

We apply EITF No. 96-18, in transactions, when the value of the goods and/or services are not readily determinable and (1) the fair value of the equity instruments is more reliably measurable and (2) the counterparty receives equity instruments in full or partial settlement of the transactions, using the following methodology:

(a) For transactions where goods have already been delivered or services rendered, the equity instruments are issued on or about the date the performance is complete (and valued on the date of issuance).
(b) For transactions where the instruments are issued on a fully vested, non-forfeitable basis, the equity instruments are valued on or about the date of the contract.
(c) For any transactions not meeting the criteria in (a) or (b) above, we re-measure the consideration at each reporting date based on its then current stock value.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

SFAS No.144 ("SFAS 144"), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. We believe that no impairment existed at or during the three months ended June 30, 2008.

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable provides for a rate of conversion that is below the market value of our common stock. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIO" and EITF No. 00-27, "APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS," the estimated fair value of the BCF is recorded, when applicable, in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are accreted to interest expense over the term of the notes using the effective yield basis.

DERIVATIVE LIABILITIES AND CLASSIFICATION

We evaluate free-standing instruments (or embedded derivatives) indexed to its common stock to properly classify such instruments within equity or as liabilities in our financial statements, pursuant to the requirements of the EITF Issue No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," EITF Issue No. 01-06, "THE MEANING OF INDEXED TO A COMPANY'S OWN STOCK," FSP EITF Issue No. 00-19-2, "ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS," and SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," as amended. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis. Pursuant to EITF Issue No. 00-19, the classification of an instrument indexed to our stock, which is carried as a liability, must be reassessed at each balance sheet date. If the classification required under this Consensus changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

In the fiscal year ended March 31, 2006, we were obligated to register for resale the shares underlying warrants in connection with the issuance of our 10% Series A Convertible Notes. In accordance with EITF Issue No. 00-19, the value of the warrants was recorded as a liability until the registration became effective on January 20, 2006. On or about March 13, 2007, we determined that the effectiveness of the registration statement underlying the conversion and warrant shares associated with the 10% Series A Convertible Notes had lapsed. In accordance with EITF Issue No. 00-19, we reclassified the warrants from stockholders' equity and recorded a warrant liability which is required to be revalued at the end of each reporting period. Such warrant liability was revalued through November 29, 2007. On November 29, 2007, the notes and warrant agreements associated with the 10% Series A Convertible Notes were amended and restated. For accounting purposes, such amendment was treated as an extinguishment pursuant to EITF Issue No. 06-6 and the existing warrant liability relieved. See Note 5 for further description.

REGISTRATION PAYMENT ARRANGEMENTS

We account for our liquidated damages on registration rights agreements in accordance with FASB Staff Position EITF Issue No. 00-19-2 "ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS" which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "ACCOUNTING FOR CONTINGENCIES" ("SFAS No. 5"). Pursuant to SFAS No. 5, a liability related to potential liquidated damages if such damages were determined to be both probable and reasonably estimable. We had accrued liquidated damages on the 10% Series A Convertible Notes. In connection with the amendment of these instruments and related warrants on November 29, 2007, the liquidated damages related to these Notes were settled. As of June 30, 2008, we have accrued $130,000 in liquidated damages in connection with potential liquidated damages related to the November 29, 2007 transaction and accrued an additional $201,900 related to other transactions that required liquidated damages on registration rights agreements.

The following table lists the amounts of liquidated damages accrued by transaction, the quarterly amount of damages being accrued and the relevant damages formula by transaction:

                                        Accrued      Recurring Monthly Accrual
Transaction                              Damages     Until Registration Occurs       Damages Formula
----------------------------------------------------------------------------------------------------------
Amended Series A 10% Convertible Notes   $130,000          $ 15,000                   No cap on damages
8% Notes                                  119,000             9,900                   Maximum of $150,000
2008 9% Notes                              48,400             4,400                   Maximum of $75,000
Stock Units                                34,500             9,300                   No cap on damages
                                         --------          --------
                                         $331,900          $ 38,600
                                         ========          ========

See Notes 4 and 5 for further description.

STOCK BASED COMPENSATION

Effective April 1, 2006, we adopted the provisions of SFAS No. 123-R, "Share-Based Payment," ("SFAS No. 123-R"). SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. We previously accounted for awards granted under our equity incentive plan under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION," as amended. The exercise price of options is generally equal to the market price of our common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board on the date of grant. Accordingly, no share-based compensation was recognized in the financial statements for periods prior to April 1, 2006.

Under the modified prospective method of adoption for SFAS No. 123-R, the compensation cost that we recognize beginning April 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

From time to time, our Board of Directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated and generally expire within five years from the grant date. Such grants are recorded based on the grant date fair value of the equity instruments.

In August 2000, we adopted the 2000 Stock Option Plan ("Stock Option Plan"), which was approved by our stockholders in December 2000. The Stock Option Plan provides for the issuance of up to 500,000 options to purchase shares of common stock. Such options can be incentive options or nonstatutory options, and may be granted to employees, directors and consultants. The Stock Option Plan has limits as to the eligibility of those stockholders who own more than 10% of our stock, as defined. The options granted pursuant to the Stock Option Plan may have exercise prices of no less than 100% of fair market value of the Company's common stock at the date of grant (incentive options), or no less than 75% of fair market value of such stock at the date of grant (nonstatutory). At June 30, 2008, we had granted 47,500 options under the 2000 Stock Option Plan of which 15,000 had been forfeited. All of these options vested prior to the adoption of SFAS 123-R. We have reserved 467,500 shares for future issuance.

Share-based compensation resulting from the application of SFAS No. 123-R to options granted resulted in an expense of $64,696 for the three month period ended June 30, 2008 and $283,505 for the three month period ended June 30, 2007. We use the Binomial Lattice option pricing model for estimating fair value of options granted.

The following table summarizes the effect of share-based compensation resulting from the application of SFAS No. 123-R to options granted:

                                        Three Months Ended   Three Months Ended
                                          June 30, 2008        June 30, 2007
                                        ------------------   ------------------

Payroll and related                         $   64,696          $ 283,505
                                            ==========          =========
Net share-based compensation effect
   in net loss from continuing operations   $   64,696          $ 283,505
                                            ==========          =========

Basic and diluted loss per common share     $    (0.00)         $   (0.01)
                                            ==========          =========

In accordance with SFAS No. 123-R, beginning on April 1, 2006, we adjust share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect, if any, of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three month period ended June 30, 2008 was insignificant.

The following weighted average assumptions were used in the valuation of these instruments.

                                    Three Months Ended
                                         June 30
                             -------------------------------
                                 2008                2007
                             None Issued
                             -----------          ----------
Annual dividends                 n/a                 zero
Expected volatility              n/a                  92%
Risk free interest rate          n/a                 4.72%
Expected life                    n/a               2.14 years

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" described in the SEC's Staff Accounting Bulletin No. 107 due to changes in the vesting terms and contractual life of current option grants compared to our historical grants. Options outstanding that have vested and are expected to vest as of June 30, 2008 are as follows:

                                                      Weighted
                                         Weighted      Average
                                         Average      Remaining      Aggregate
                             Number of   Exercise    Contractual     Intrinsic
                              Shares      Price     Term in Years    Value (1)
-------------------------  -----------   --------   -------------   ----------

Vested (2)                   9,731,839    $  0.38        5.02       $  291,955
Expected to vest             1,222,221       0.34        8.86       $   85,556
                           -----------                              ----------
     Total                  10,954,060                              $  377,511
                           ===========                              ==========

(1) These amounts represent the difference between the exercise price and $0.41, the closing market price of our common stock on June 30, 2008 as quoted on the Over-the-Counter Bulletin Board under the symbol "AEMD.OB" for all in-the-money options outstanding.

(2) 4,278,375 options were granted prior to April 1, 2006 (the date of adoption for SFAS 123-R) and were fully vested at the date of adoption.

Additional information with respect to stock option activity is as follows:

                                                   Outstanding Options
                                           -------------------------------------
                                                        Weighted       Aggregate
                                         Number of       Average       Intrinsic
                                          Shares      Exercise Price   Value (1)
---------------------------               ------      --------------  ----------
March 31, 2008                          10,954,060       $ 0.37       $1,694,776
                                                                      ==========
Grants                                          --           --
Exercises                                       --           --
Cancellations                                   --           --
                                        ----------       ------
June 30, 2008                           10,954,060       $ 0.38       $  377,511
                                        ==========       ======       ==========
Options exercisable at:
June 30, 2008                            9,731,839       $ 0.38
                                        ==========       ======

(1) Represents the difference between the exercise price and the March 31, 2008 or June 30, 2008 market price of our common stock, which was $0.53 and $0.41, respectively.

At June 30, 2008, there was approximately $473,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 1.83 years.

INCOME TAXES

Under SFAS 109, "ACCOUNTING FOR INCOME TAXES," deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the consolidated financial statements and their respective tax basis. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carryforwards. We record a valuation allowance for deferred tax assets when, based on our best estimate of taxable income (if any) in the foreseeable future, it is more likely than not that some portion of the deferred tax assets may not be realized.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In December 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS," which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted Statement of Financial Accounting Standards No. 157 ("SFAS No. 157") as of April 1, 2008. SFAS No. 157 applies to certain assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. This Statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

      Level 1: Quoted market prices in active markets for identical assets or liabilities.

      Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

      Level 3: Unobservable inputs that are not corroborated by market data.

The fair value of our warrant liabilities is determined based on observable market based inputs or unobservable inputs that are corroborated by market data, which is a Level 3 classification. We record variations in our warrant liability account on our balance sheet at fair value with changes in fair value recorded as change in fair value of warrant liability in our consolidated statements of operations.

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing model:

                                       Quarter Ended June 30, 2008
                                       ---------------------------
Risk free interest rate                          2.91%
Average expected life                          3 years
Expected volatility                              84.8%
Expected dividends                               None

We did not make any changes to our valuation techniques in the quarter ended June 30, 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet elected to use the fair value option.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

NOTE 4. NOTES PAYABLE

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes). At June 30, 2008, $347,500 of principal balance of the 12% Notes was outstanding and delinquent, in default, and bore interest at the default rate of 15%.

10% NOTES

From time to time, we issued convertible notes payable ("10% Note") to various investors, bearing interest at 10% per annum, with principal and interest due six months from the date of issuance. The 10% Notes required no payment of principal or interest during the term and may be converted to our common stock at the conversion price of $0.50 per share at any time at the option of the noteholder. The total amount of the original notes issued was $275,000. One remaining 10% Note in the amount of $5,000 was past due and in default at June 30, 2008. At June 30, 2008, interest payable on this note totaled $3,500.

8% NOTES

In December 2007, we issued notes payable ("8% Notes") to two accredited investors in the aggregate amount of $495,000 with 8% interest maturing on September 5, 2008. In conjunction with the issuance of the 8% Notes, we also issued three year warrants to acquire 1,485,000 shares of Common Stock at $0.50 per share.

Under this transaction, we are obligated to register for resale the common shares underlying the warrants, and as a result, this warrant obligation does not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at the commitment date, we did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation was required to be classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No.00-19. The warrants were valued at $693,050 on the commitment date using a Binomial Lattice option pricing model. Such amount was recorded as a derivative liability with an offsetting debt discount recorded against the $495,000 face amount of the 8% Notes and the remaining $198,050 recorded as interest expense. The debt discount is amortized to expense over the term of the 8% Notes.

2008 9% NOTES

In January 2008, we issued notes payable ("2008 9% Notes") to an accredited investor in the amount of $220,000 with 9% interest maturing on October 19, 2008. In conjunction with the issuance of the 2008 9% Notes, we also issued three year warrants to acquire 660,000 shares of Common Stock at $0.50 per share.

Under this transaction, we are obligated to register for resale the common shares underlying the warrants, and as a result, this warrant obligation does not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at the commitment date, the we did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation was required to be classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No. 00-19. The warrant was valued at $222,450 on the commitment date using a Binomial Lattice option pricing model. Such amount was recorded as a derivative liability with an offsetting debt discount recorded against the $220,000 face amount of the 2008 9% Notes and the remaining $2,450 recorded as interest expense. The debt discount is amortized to expense over the term of the 2008 9% Notes.

Notes payable consist of the following at June 30, 2008:

                               Face Amount of                    Notes Payable,
                                Notes Payable  Note Discounts   Net of Discounts
                                -------------  --------------   ----------------
12% Notes payable, all past due  $   347,500            --         $ 347,500

10% Note payable, past due             5,000            --             5,000

8% Note payable                      495,000      (108,640)          386,360

2008 9% Note payable                 220,000       (95,773)          124,227
                                 -----------     ---------         ---------

  Total Notes Payable            $ 1,067,500     ($204,413)        $ 863,087
                                 ===========     =========         =========

Our plans to satisfy the remaining outstanding balance on these notes include converting the notes to common stock at market value or repayment with available funds.

NOTE 5. CONVERTIBLE NOTES PAYABLE

10% CONVERTIBLE NOTES

On December 15, 2006, we issued two 10% Convertible Notes ("December 10% Notes") totaling $50,000 to accredited investors. The December 10% Notes accrue interest at a rate of ten percent (10%) per annum and mature on March 15, 2007. Such notes are convertible into shares of restricted common stock at any time at the election of the holder at a fixed conversion price of $0.17 per share for any conversion occurring on or before the maturity date. In addition, upon issuance, we issued five-year Warrants ("December 10% Note Warrants") to purchase a number of shares equal to the number of shares into which the December 10% Notes can be converted at a fixed exercise price of $0.17. Additionally, if the December 10% Note Warrants are exercised prior to December 15, 2007, the holder will receive an additional warrant on the same terms as the December 10% Note Warrants on a one to one basis. The warrants can be settled in unregistered shares of common stock. The December 10% Note Warrants have been valued using a Binomial Lattice option pricing model and an associated discount of $15,627, the relative fair value measured at the commitment date, was recorded and presented net against the face amount of the December 10% Notes. The convertible feature of the December 10% Notes provides for an effective conversion rate that is below market value. Pursuant to EITF No. 98-5 and EITF No. 00-27, we estimated the fair value of such beneficial conversion feature to be $34,373 and recorded such amount as a debt discount. The discounts associated with the warrants and the beneficial conversion feature were accreted to interest expense over the term of the December 10% Notes.

On May 1, 2008, a holder of $33,000 of the December 10% Notes converted his $33,000 principal amount and accrued interest of $6,325 at the agreed conversion rate of $0.17 per share. As a result, we issued 232,033 shares of common stock under this conversion.

10% SERIES A CONVERTIBLE NOTES

From July 11, 2005 through December 15, 2005 we received cash investments totaling $1,000,000 from accredited investors based on agreed-upon terms reached on the cash receipt dates. Such investments were documented in November and December 2005 in several 10% Series A Convertible Promissory Notes. The 10% Series A Convertible Notes accrue interest at a rate of ten percent (10%) per annum and matured on January 2, 2007. The 10% Series A Convertible Notes were convertible into shares of our common stock at any time at the election of the holder at a fixed conversion price equal to $0.20 per share for any conversion occurring on or prior to the maturity date.

10% SERIES A CONVERTIBLE NOTES AMENDMENT

On November 2007, we entered into Amended and Restated 10% Series A Convertible Promissory Notes (the "Amended Notes") with the holders of certain promissory notes that we previously issued (the "Prior Notes"), and all amendments to the Prior Notes.

The Amended Notes, in the principal amount of $1,000,000, are convertible into an aggregate of 5,000,000 shares of our Common Stock and mature on February 15, 2009. The Amended Notes provide for the payment of accrued and default interest through December 31, 2007 in the aggregate amount of $295,248 to be paid in units ("Units") at a fixed rate of $0.20 per Unit, each Unit consisting of one share of our Common Stock and one Class A Common Stock Purchase Warrant (the "Class A Warrant") to purchase one share of our Common Stock at a fixed exercise price of $0.20 per share. If the Holders exercise the Class A Warrants on or before February 15, 2010, we will issue them one Class B Common Stock Purchase Warrant (the "Class B Warrant") for every two Class A Warrants exercised. The Class B Warrants will have a fixed exercise price of $0.60 per share.

The Amended Notes also provided for the payment of liquidated damages through November 29, 2007 in the aggregate amount $269,336 to be paid in units ("Damages Units") at a fixed rate of $0.40 per Damages Unit, each Damages Unit consisting of one share of our Common Stock and one Class A-1 Common Stock Purchase Warrant (the "Class A-1 Warrant") to purchase one share of our Common Stock at a fixed exercise price of $0.40 per share. If the Holders exercise the Class A-1 Warrants on or before February 15, 2010, we will issue them one Class B-1 Common Stock Purchase Warrant (the "Class B-1 Warrant") for every two Class A-1 Warrants exercised. The Class B-1 Warrants will have a fixed exercise price of $0.40 per share.

In addition, the Amended Notes provided for the issuance of Class A Principal Common Stock Purchase Warrants (the "Class A Principal Warrant") to purchase an aggregate of 5,000,000 shares of our Common Stock on the same terms as the Class A Warrants.

The following table summarizes the number of shares of the our Common Stock issuable upon the conversion of the Amended Notes or the exercise of the various warrants issued or issuable pursuant to the Amended Notes.

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
                                                  ============

We are obligated to register the shares underlying the Class A Warrants, the Class A-1 Warrants and the Class A Principal Warrants with the SEC by March 31, 2008, and the shares underlying the Class B Warrants and to register the Class B-1 Warrants with the SEC by the 30th day following the issuance date of such warrants. Since we failed to effect a registration statement by March 31, 2008, we are recording liquidated damages of $15,000 per month.

For accounting purposes, the amendment of the 10% Series A Convertible Notes was treated as an extinguishment pursuant to EITF Issue No. 06-6. The changes in the note agreements, conversion feature and warrants were considered substantive as prescribed in that consensus. Consequently, at the amendment date we initially recorded an estimated loss on extinguishment of $489,013 as follows:

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
                                                                   ============

Subsequently, we engaged a third party valuation firm to value the various components of the amendment of the Series A Convertible Notes. As a result of that valuation, we recorded an additional $58,106 of loss on extinguishment of debt with the offset being recorded to additional paid-in capital.

The new warrants issued in connection with the Amended Notes were evaluated pursuant to EITF Issue No. 00-19 and classified as equity instruments. In connection with the new warrants, we recorded $4,392,664 as an increase to additional paid in capital, based on the estimated fair value at issuance. The amended conversion feature contains a BCF at the date of the Amended Notes; consequently, we recorded a discount of $1,000,000 against the notes and a corresponding increase in additional paid in capital.

In January 2008, one of the holders of the Amended Series A Convertible Notes converted $100,000 of their notes into 500,000 shares of common stock at the agreed conversion rate of $0.20 per share.

On July 30, 2008, the holders of the Amended Series A Convertible Notes notified us that we were in default on the notes due to our failure to register the warrants by March 31, 2008 and for failing to make required interest payments.

Convertible Notes Payable consists of the following at June 30, 2008:

                                                                       Net
                                          Principal    Discount       Amount
                                          ---------    ---------     ---------

Amended Series A 10% Convertible Notes    $ 900,000    $(563,759)    $ 336,241
December 10% Convertible Notes               17,000           --        17,000
                                          ---------    ---------     ---------
  Total - Convertible Notes               $ 917,000    $(563,759)    $ 353,241
                                          =========    ==========    =========

NOTE 6. EQUITY TRANSACTIONS

In April 2008, we issued 10,170 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.59 per share in payment for regulatory affairs consulting services valued at $6,000 based on the value of the services.

Effective as of April 22, 2008, per a patent license agreement, we issued 10,849 shares of restricted common stock to Boston University. This issuance represented the initial payment under the license agreement and was based on our share price at April 22, 2008 and the payment amount of $5,750.

In May 2008, we entered into a Private Placement Agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company for the sale of 1,000,000 shares of our common stock for an aggregate purchase price of $500,000.

In May 2008, we issued 6,667 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.45 per share in payment for regulatory affairs consulting services valued at $3,000 based on the value of the services.

In May 2008, a holder of $33,000 of the December 10% Notes converted his $33,000 principal amount and accrued interest of $6,325 at the agreed conversion rate of $0.17 per share. As a result, we issued 232,033 shares of common stock under this conversion (See Note 5).

In June 2008, we issued 25,610 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.41 per share in payment for regulatory affairs consulting services valued at $10,500 based on the value of the services.

In June 2008, we issued grants of restricted common stock to two employees of 5,000 shares each as additional compensation. Those grants were valued at $2,400 apiece based our closing stock price of $0.48 on the date of issuance.

NOTE 7. OTHER CURRENT LIABILITIES

At June 30, 2008 and March 31, 2008, our other current liabilities were comprised of the following items:

                                                        June 30,       March 31,
                                                          2008           2008
                                                       ----------     ----------
Accrued damages                                           331,900        337,400
Accrued interest                                          469,395        412,914
Accrued legal fees                                        159,555        159,555
Other accrued liabilities                                 125,348        180,940
                                                       ----------     ----------
  Total other current liabilities                      $1,086,198     $1,090,809
                                                       ==========     ==========


NOTE 8. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. We are not presently a party to any pending or threatened legal proceedings.

OTHER

We have not filed our income tax returns for certain prior periods. Whereas we are in the process of remediating this matter, we may be subject to penalties; however, those amounts are not expected to be significant.

NOTE 9. SUBSEQUENT EVENTS

On July 24, 2008, our Chief Executive Officer converted $35,000 of accrued debt to 100,000 shares of unregistered common stock based upon the closing stock price of $0.35 per share on that day.

On July 28, 2008, a board member and his spouse, both former executives at Hemex, a Company we acquired in 1999, converted $147,279 of accrued debt to 446,300 shares of unregistered common stock based upon the closing stock price of $0.33 per share on that day.

On July 31, 2008, our Chief Science Officer converted $150,000 of accrued debt to 468,750 shares of unregistered common stock based upon the closing stock price of $0.32 per share on that day.

On July 30, 2008, the holders of the 10% Amended Series A Convertible Notes (see
Note 5) notified us that we were in default on the notes due to our failure to register the warrants by March 31, 2008 and for failing to make required interest payments (see Note 5). We are currently negotiating potential ways to cure the default with the holders of the Amended Series A Convertible Notes.

In late July and through August 8, 2008, we have raised an aggregate amount of $300,000 from the sale to accredited investors of 10% convertible notes and warrants. The notes are convertible into our common stock at $0.50 per share and the warrants are exercisable at $0.50 per share. We agreed to pay to the investment banking firm that arranged this sale a cash commission of seven percent of the proceeds and warrants equal to seven percent of the gross.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by the condensed consolidated financial statements and notes thereto, included in Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Exchange Act. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Aethlon Medical, Inc. ("we", "us" or "the Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, completion of our capital-raising activities, FDA approval of our products, other regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of our filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act and must file reports, proxy statements and other information with the SEC. The reports, information statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 450 Fifth Street, N.W. Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Commission also maintains a Web site http://www.sec.gov) that contains reports, proxy, and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our headquarters are located at 3030 Bunker Hill Street, Suite 4000, San Diego, CA 92109. Our phone number at that address is (858) 459-7800. Our Web site is http://www.aethlonmedical.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2007

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2008 were $623,659 in comparison with $871,273 for the comparable quarter a year ago. This decrease of $247,614, or 28%, was due to a decrease in Payroll & Related expenses of $168,423 a decrease in general and administrative expenses of $52,061 and a decrease in professional fees of $27,130.

The $168,423 decrease in payroll and related expenses was due to a $214,009 decrease in non-cash stock compensation expense. Without that non-cash expense, our payroll and related expenses would have increased by $45,586.

The $52,062 decrease in general and administrative expenses was due primarily to decrease in lab supplies of $46,371.

Our professional fees decreased due to reduced use of investor relations of $31,325, legal fees of $16,547 and scientific consulting fees of $12,500 partially offset by an increase in accounting fees of $33,799.

Other Expenses (Income)

Other expenses (income) consist primarily of the change in the fair value of our warrant liability, interest expense and other expense. Other expenses for the three months ended June 30, 2008 were $375,156 in comparison with other income of $335,074 for the comparable quarter a year ago. Both periods included non-cash income from the change in the fair value of warrant liability. For the three months ended June 30, 2008, the change in estimated fair value was $187,692 and for the three months ended June 30, 2007, the change in estimated fair value was $421,775.

Interest expense was $562,848 for the three months ended June 30, 2008 compared to $86,701, an increase of $476,147. The largest component of our interest expense in the three months ended June 30, 2008 was the amortization of debt discount of $463,178 that arose from the valuation of any warrants or beneficial conversion feature associated with a debt instrument. That value was recorded as a discount against the face value of the notes and then amortized over the term of the notes. We had no such amortization of debt discount in the three months ended June 30, 2007. We also incurred $38,250 in amortization of deferred financing costs related to our recent debt financings while we had no such amortization of deferred financing costs in the three months ended June 30, 2007. The amortization of deferred financing costs is calculated using the effective interest method.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $1,000,000 and $536,000 for the quarters ended June 30, 2008 and 2007, respectively.

Basic and diluted loss per common share were ($0.03) for the three month period ended June 30, 2008 compared to ($0.02) for the period ended June 30, 2008. This increase in loss per share was primarily a result of the higher net loss during the three month period ended June 30, 2008, as compared to the three month period ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. Our cash position at June 30, 2008 was approximately $157,000 compared to approximately $255,000, at March 31, 2008, representing a decrease of approximately $98,000. During the three months ended June 30, 2008, operating activities used net cash of approximately $598,000, while we received $500,000 from financing activities from the issuance of common stock and convertible notes.

During the three month period ended June 30, 2008, net cash used in operating activities was approximately ($598,000) and resulted from the approximate net loss of $999,000, the change in the estimated fair value of warrant liability of approximately $188,000 and a reduction of due to related parties of approximately $28,000. These were offset principally by the amortization of note discount of $501,000, fair market value of common stock of approximately $25,000 issued in payment for services and approximately $69,000 in stock-based compensation and an increase in accounts payable and accrued liabilities of approximately $16,000.

A decrease in working capital during the three months ended June 30, 2008 in the amount of approximately $360,000 changed our negative working capital position to approximately ($3,841,000) at June 30, 2008 from a negative working capital of approximately ($3,481,000) at March 31, 2008.

Our current deficit in working capital requires us to obtain funds in the short-term to be able to continue in business, and in the longer term to fund research and development on products not yet ready for market. Subsequent to June 30, 2008, we raised an additional $300,000 through the sale to accredited investors of convertible notes and warrants and we continue to seek additional financing.

Our operations to date have consumed substantial capital without generating revenues, and will continue to require substantial capital funds to conduct necessary research and development and pre-clinical and clinical testing of Hemopurifier(R) products, and to market any of those products that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Our future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effect successful commercialization strategies, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future, and presently require a minimum of $186,000 per month to sustain operations.

We do not believe that inflation has had or is likely to have any material impact on our limited operations.

At the date of this filing, we plan to purchase significant amounts of equipment and hire significant numbers of employees subject to successfully raising additional capital.

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

We plan to continue research and development activities related to our Hemopurifier(R) platform technology, with particular emphasis on the advancement of our treatment for "Category A" pathogens as defined by the Federal Government under Project Bioshield and the All Hazards Preparedness Act of 2006. The Company has filed an Investigational Device Exemption ("IDE") with the FDA in order to proceed with Human safety studies of the Hemopurifier(R). Such studies, complemented by planned IN VIVO and appropriate animal IN VITRO studies should allow us to proceed to the Premarket Approval ("PMA") process. The PMA process is the last major FDA hurdle in determining the safety and effectiveness of Class III medical Devices (of which the Hemopurifier(R) is one).

Subject to the availability of working capital, we anticipate continuing to increase spending on research and development over the next 12 months. Additionally, associated with our anticipated increase in research and development expenditures, we anticipate purchasing additional amounts of equipment during this period to support our laboratory and testing operations. Operations to date have consumed substantial capital without generating revenues, and will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of our Hemopurifier(R) products, as well as market any of those products that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is dependent for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to measurement of stock purchase warrants issued with notes payable, beneficial conversion feature of convertible notes payable, impairment of intangible assets and long lived assets, stock compensation, and the classification of warrant obligations, and evaluation of contingencies. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

There have been no changes to our critical accounting policies as disclosed in our Form 10-KSB for the year ended March 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as to whether such disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation and subject to the foregoing, our Chief Executive Officer concluded that there were no material weaknesses in our disclosure controls and procedures and that such disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance of achieving the desired control objectives, and therefore there were no corrective actions taken.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Since our evaluation as of March 31, 2008 we have had no significant changes in our internal controls.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. We are not presently a party to any pending or threatened legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective as of April 22, 2008, per a patent license agreement, we issued 10,849 shares of restricted common stock to Boston University. This issuance represented the initial payment under the license agreement and was based on our share price at April 22, 2008 and 115% and the payment amount of $5,750.

In May 2008, we entered into a Private Placement Agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company for the sale of 1,000,000 shares of our common stock for an aggregate purchase price of $500,000.00.

In May 2008, a holder of $33,000 of the December 10% Notes converted his $33,000 principal amount and accrued interest of $6,325 at the agreed conversion rate of $0.17 per share. As a result, we agreed to issue 232,033 shares of common stock under this conversion (See Note 5).

In June 2008, we issued grants of restricted common stock to two employees of 5,000 shares each. Those grants were valued at $2,400 apiece based our closing stock price of $0.48 on the date of issuance

On July 24, 2008, our Chief Executive Officer converted $35,000 of accrued debt to 100,000 shares of unregistered common stock based upon the closing stock price of $0.35 per share on that day.

On July 28, 2008, a board member and his spouse, both former executives at Hemex, a Company we acquired in 1999, converted $147,279 of accrued debt to 446,300 shares of unregistered common stock based upon the closing stock price of $0.33 per share on that day.

On July 31, 2008, our Chief Science Officer converted $150,000 of accrued debt to 468,750 shares of unregistered common stock based upon the closing stock price of $0.32 per share on that day.

In late July and through August 8, 2008, we have raised an aggregate amount of $300,000 from the sale to accredited investors of 10% convertible notes and warrants. The notes are convertible into our common stock at $0.50 per share and the warrants are exercisable at $0.50 per share. We agreed to pay to the investment banking firm that arranged this sale a cash commission of seven percent of the gross proceeds and warrants equal to seven percent of the gross.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $352,500 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. Additionally, on July 30, 2008, the holders of the Amended Series A Convertible Notes notified us that we were in default on the notes due to our failure to register the warrants by March 31, 2008 and for failing to make required interest payments. At June 30, 2008, we had accrued interest in the amount of $416,808 associated with these notes and accrued liabilities payable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6.      EXHIBITS.

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

3.2      Bylaws of Aethlon Medical, Inc. (1)

3.3      Certificate of Amendment of Articles of Incorporation dated March 28,
         2000 (2)

3.4      Certificate of Amendment of Articles of Incorporation dated June 13,
         2005 (3)

3.5      Certificate of Amendment of Articles of Incorporation dated March 6,
         2007 (4)

10.1 Form of Registration Rights Agreement for Amended and Restated Notes and Warrants (5)

10.2     Form of Class A Warrant (5)

10.3     Form of Class A Principal Warrant (5)

10.4     Form of Class A-1 Warrant (5)

10.5     Form of Class B Warrant (5)

10.6     Form of Class B-1 Warrant (5)

10.7     Form of Amended and Restated 10% Convertible Notes (5)

10.8     Form of Unit Offering Subscription Agreement (5)

10.9     Form of Common Stock Warrant (5)

10.10 Form of Unit Securities including Promissory Note and Common Stock Purchase Warrant (5)

10.11    Letter agreement between Aethlon Medical, Inc. and James A. Joyce (6)

10.12    Letter agreement between Aethlon Medical, Inc. and Edward G. Broenniman
         (7)

10.13    Letter agreement between Aethlon Medical, Inc. and Richard H. Tullis
         (8)

10.14    Form of 10% Convertible Note (9)

10.15    Form of Class C Common Stock Purchase Warrant (9)

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

(5) Filed with the Company's Registration Statement on Form S-1 filed February 11, 2008 and incorporated herein by reference.

(6) Filed with the Company's Current Report on form 8-K dated July 25, 2008 and incorporated herein by reference.

(7) Filed with the Company's Current Report on form 8-K dated July 31, 2008 and incorporated herein by reference.

(8) Filed with the Company's Current Report on form 8-K dated August 4, 2008 and incorporated herein by reference.

(9) Filed with the Company's Current Report on form 8-K dated August 12, 2008 and incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AETHLON MEDICAL, INC.


Date: AUGUST 14, 2008                   BY: /S/ JAMES A. JOYCE
                                            ---------------------------
                                            JAMES A. JOYCE
                                            CHAIRMAN, PRESIDENT, CHIEF
                                            ACCOUNTING OFFICER AND
                                            CHIEF EXECUTIVE OFFICER