Form 10-Q
period 2008-09-30
AETHLON MEDICAL INC
filed 2008-11-19
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2008

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

Large accelerated filer  [_]                     Accelerated filer [_]
Non accelerated filer    [_]                     Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

As of November 12, 2008, the registrant had outstanding 43,437,966 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2008
         (UNAUDITED) AND MARCH 31, 2008                                       3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
         AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH
         SEPTEMBER 30, 2008 (UNAUDITED)                                        4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2008 (UNAUDITED) 5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           21

ITEM 4T.  CONTROLS AND PROCEDURES                                             21

PART II. OTHER INFORMATION                                                    22

ITEM 1.  LEGAL PROCEEDINGS                                                    22

ITEM 1A. RISK FACTORS                                                         22

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  22

ITEM 5.  OTHER INFORMATION                                                    22

ITEM 6.  EXHIBITS                                                             23

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      AETHLON MEDICAL, INC.
                                  (A Development Stage Company)
                              CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                   September 30,      March 31,
                                                                       2008             2008
                                                                    ------------     ------------
                                                                    (Unaudited)
ASSETS
Current assets
     Cash                                                          $         --     $    254,691
     Deferred financing costs                                            33,223           71,139
     Prepaid expenses and other current assets                            3,600            3,600
                                                                   ------------     ------------
            Total current assets                                         36,823          329,430

Property and equipment, net                                               4,075            8,313
Patents and patents pending, net                                        142,273          137,162
Other assets                                                             13,200           13,200
                                                                   ------------     ------------
            Total assets                                           $    196,371     $    488,105
                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued liabilities                      $    424,363     $    351,261
     Due to related parties                                             598,753          949,063
     Notes payable, net of discounts                                  1,055,277          633,611
     Convertible notes payable, net of discounts                        875,898          152,530
     Warrant obligation                                                 369,128          633,095
     Other current liabilities                                          870,923        1,090,809
                                                                   ------------     ------------
            Total current liabilities                                 4,194,342        3,810,369

Commitments and Contingencies

Stockholders' Deficit
     Common stock, par value $0.001 per share;
         100,000,000 shares authorized;
         42,416,568 and 38,991,151 shares issued
         and outstanding as of September 30, 2008 and
         March 31, 2008, respectively                                    42,418           38,992
     Additional paid-in capital                                      30,998,502       28,866,000
     Deficit accumulated during development stage                   (35,038,891)     (32,227,256)
                                                                   ------------     ------------
                                                                     (3,997,971)      (3,322,264)
                                                                   ------------     ------------
            Total liabilities and stockholders' deficit            $    196,371     $    488,105
                                                                   ============     ============


                       The accompanying notes are an integral part of these
                      unaudited condensed consolidated financial statements.



                               AETHLON MEDICAL, INC.
                           (A Development Stage Company)
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the Three and Six Months Ended
                          September 30, 2008 and 2007 and
         For the Period January 31, 1984 (Inception) Through September 30, 2008
                                    (Unaudited)


                                                                                                   January 31, 1984
                                     Three Months    Three Months      Six Months    Six Months       (Inception)
                                        Ended           Ended            Ended          Ended           through
                                     September 30,   September 30,   September 30,  September 30,    September 30,
                                         2008            2007            2008           2007              2008
                                     ------------    ------------    -------------   ------------     ------------

REVENUES

  Grant income                       $         --    $         --    $         --    $        --     $  1,424,012
  Subcontract income                           --              --              --             --           73,746
  Sale of research and development             --              --              --             --           35,810
                                     ------------    ------------    ------------    -----------     ------------
                                               --              --              --             --        1,533,568

EXPENSES

  Professional Fees                       282,325         253,671         442,600        441,076        7,386,269
  Payroll and related                     302,814         300,590         655,577        821,776       10,154,724
  General and administrative              147,520         135,767         258,141        298,449        5,708,338
  Impairment                                   --              --              --             --        1,313,253
                                     ------------    ------------    ------------    -----------     ------------
                                          732,659         690,028       1,356,318      1,561,301       24,562,584
                                     ------------    ------------    ------------    -----------     ------------
OPERATING LOSS                           (732,659)       (690,028)     (1,356,318)    (1,561,301)     (23,029,016)
                                     ------------    ------------    ------------    -----------     ------------

OTHER EXPENSE (INCOME)
  Loss on extinguishment of debt               --              --              --             --        1,763,867
  Loss on settlement of accrued
      interest and damages                607,908              --         607,908             --          607,908
  Change in fair value of
      warrant obligation                  (76,275)       (492,250)       (263,967)      (914,025)       1,571,554
  Interest and other debt expenses        551,042          75,107       1,113,890        125,726        7,695,797
  Interest income                          (2,514)             --          (2,514)            --          (19,929)
  Other                                        --         (17,833)             --         18,249          390,678
                                     ------------    ------------    ------------    -----------     ------------
                                        1,080,161        (434,976)      1,455,317       (770,050)      12,009,875
                                     ------------    ------------    ------------    -----------     ------------
NET LOSS                             $ (1,812,820)   $   (255,052)   $ (2,811,635)   $  (791,251)    $(35,038,891)
                                     ============    ============    ============    ===========     ============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                       $      (0.04)   $      (0.01)   $      (0.07)   $     (0.02)
                                     ============    ============    ============    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED   41,318,195      32,997,498      40,476,073     32,489,949
                                     ============    ============    ============    ===========



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                                           AETHLON MEDICAL, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND
                    FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2008
                                                (Unaudited)


                                                               Six Months      Six Months   January 31, 1984
                                                                 Ended           Ended         (Inception)
                                                             September 30,    September 30,      Through
                                                                  2008            2007        September 30,
                                                                                                   2008
                                                              ------------    ------------    ------------
Cash flows from operating activities:

      Net loss                                                $ (2,811,635)   $   (791,251)   $(35,038,891)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization                              8,820          12,668       1,037,763
          Amortization of deferred consulting fees                      --              --         109,000
          Loss on settlement of accrued
            interest and damages                                   607,908              --         607,908
          Gain on sale of property and equipment                        --           1,777         (13,065)
          Gain on settlement of debt                                    --              --        (131,175)
          Loss on settlement of accrued legal liabilities               --              --         142,245
          Stock based compensation                                 134,192         352,951       1,083,679
          Loss on debt extinguishment                                   --              --       1,763,867
          Fair market value of warrants issued in
            connection with accounts payable and debt                   --              --       2,715,736
          Fair market value of common stock, warrants
            and options issued for services                         90,072         194,119       3,902,145
          Change in fair value of warrant liability               (263,967)       (914,025)      1,571,554
          Amortization of debt discount and
            deferred financing costs                               949,352           7,958       3,431,002
          Impairment of patents and patents pending                     --              --         416,026
          Impairment of goodwill                                        --              --         897,227
          Deferred compensation forgiven                                --              --         217,223
          Changes in operating assets and liabilities:
                Prepaid expenses                                        --          (3,709)        157,937
                Other assets                                            --              --         (13,200)
                Accounts payable and other current
                    liabilities                                    138,260          77,270       2,278,867
                Due to related parties                             (28,000)         (5,000)      1,298,428
                                                              ------------    ------------    ------------
      Net cash used in operating activities                     (1,174,998)     (1,067,242)    (13,565,724)
                                                              ------------    ------------    ------------

Cash flows from investing activities:
      Purchases of property and equipment                               --          (3,997)       (271,443)
      Additions to patents and patents pending                      (9,693)         (6,669)       (386,617)
      Proceeds from the sale of property and equipment                  --              --          17,065
      Cash of acquired company                                          --              --          10,728
                                                              ------------    ------------    ------------
      Net cash used in investing activities                         (9,693)        (10,666)       (630,267)
                                                              ------------    ------------    ------------

Cash flows from financing activities:
      Proceeds from the issuance of notes payable                       --              --       2,350,000
      Principal repayments of notes payable                             --              --        (352,500)
      Proceeds from the issuance of convertible notes
        payable                                                    430,000          60,000       2,568,000
      Proceeds from the issuance of common stock                   500,000         757,948       9,707,222
      Professional fees related to registration statement               --              --         (76,731)
                                                              ------------    ------------    ------------
      Net cash provided by financing activities                    930,000         817,948      14,195,991
                                                              ------------    ------------    ------------

Net decrease in cash                                              (254,691)       (259,960)             --

Cash at beginning of period                                        254,691         440,106              --
                                                              ------------    ------------    ------------

Cash at end of period                                         $         --    $    180,146    $         --
                                                              ============    ============    ============


                            The accompanying notes are an integral part of these
                           unaudited condensed consolidated financial statements.


                                            AETHLON MEDICAL, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND
                    FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2008
                                                 (Unaudited)


                                                                                             January 31, 1984
                                                               Six Months     Six Months       (Inception)
                                                                  Ended           Ended          Through
                                                              September 30,   September 30,    September 30,
                                                                  2008            2007             2008
                                                              ------------    ------------     ------------

Supplemental disclosures of non-cash investing and financing information:

Debt and accrued interest converted to common stock            $    232,675    $         --     $  3,029,761
                                                               ============    ============     ============
Stock option exercise by director for accrued expenses                   --              --           95,000
                                                               ============    ============     ============
Conversion of accrued debt to common stock
  by officers and directors                                         332,279              --          332,279
                                                               ============    ============     ============
Debt discount on notes payable associated with detachable
  warrants                                                               --              --        1,154,860
                                                               ============    ============     ============
Issuance of common stock, warrants and options in
   settlement of accrued expenses and due to related parties             --              --        1,003,273
                                                               ============    ============     ============
Issuance of common stock in connection with license agreements           --              --           33,800
                                                               ============    ============     ============
Net assets of entities acquired in exchange for equity
   securities                                                            --              --        1,597,867
                                                               ============    ============     ============
Debt placement fees paid by issuance of warrants                         --              --          843,538
                                                               ============    ============     ============
Patent pending acquired for 12,500 shares of common stock                --              --          100,000
                                                               ============    ============     ============
Common stock issued for prepaid expenses                                 --              --          161,537
                                                               ============    ============     ============


                           The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2008

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

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2008 was derived from our audited financial statements. Operating results for the three and six month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information, refer to our Annual Report on Form 10-KSB for the year ended March 31, 2008, which includes audited financial statements and footnotes as of March 31, 2008 and for the years ended March 31, 2008 and 2007 and the period January 31, 1984 (Inception) through March 31, 2008.

NOTE 2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately ($4,158,000), recurring losses from operations and a deficit accumulated during the development stage of approximately ($35,039,000) at September 30, 2008, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. Our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2009. Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

We are currently addressing our liquidity issue by exploring investment capital opportunities through the public markets, specifically, through private placement of common stock. We believe that our access to capital, together with existing cash resources, will be sufficient to meet our liquidity needs for fiscal 2009. However, no assurance can be given that we will receive any funds in a connection with our capital raising efforts, in which case we will be required to significantly curtail operations, sell or license out significant portions of our technology, or possibly cease operations.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should we be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of our significant accounting policies presented below is designed to assist the reader in understanding our condensed consolidated interim financial statements. Such financial statements and related notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

PRINCIPLE OF CONSOLIDATION

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

Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive. Based on the treasury method, the potentially dilutive common shares outstanding for the three and six month periods ended September 30, 2008 and 2007, which include shares underlying outstanding stock options, warrants and convertible debentures were as follows:

                       September 30,   September 30,
                           2008           2007

Three months ended      3,699,270     18,459,500
Six months ended        7,065,020     17,899,812

PATENTS

We capitalize the cost of patents, some of which were acquired, and amortize such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred approximately $383,000 and $440,000 of research and development expenses during the six months ended September 30, 2008 and 2007, respectively, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

SFAS No.144 ("SFAS 144"), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. We believe that no impairment existed at or during the three or six months ended September 30, 2008.

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

REGISTRATION PAYMENT ARRANGEMENTS

We account for our liquidated damages on registration rights agreements in accordance with FASB Staff Position EITF Issue No. 00-19-2 "ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS" which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "ACCOUNTING FOR CONTINGENCIES" ("SFAS No. 5"). Pursuant to SFAS No. 5, a liability related to potential liquidated damages if such damages were determined to be both probable and reasonably estimable. We had accrued liquidated damages on the 10% Series A Convertible Notes. In connection with the amendment of these instruments and related warrants on November 29, 2007, the liquidated damages related to these Notes were settled. As of September 30, 2008, we made a payment to the holders of the Amended Series A 10% Convertible Notes in the form of common stock and warrants to settle accrued amounts of interest and liquidated damages. Since we filed a registration statement to register the relevant securities relating to the 10% Series A Convertible Notes and that registration statement was declared effective in October 2008, we will not incur any further liquidated damages relating to the 10% Series A Convertible Notes.

We also have accrued $201,900 in liquidated damages in connection with potential liquidated damages related to other transactions that required liquidated damages on registration rights agreements.

The following table lists the amounts of liquidated damages accrued by Transaction. As registration has now occurred for each of the following transactions, no further liquidated damages are being accrued.

                                         Accrued
Transaction                              Damages     Damages Formula
---------------------------------------------------------------------------
8% Notes                                  119,000    Maximum of $150,000
2008 9% Notes                              48,400    Maximum of $75,000
Stock Units                                34,500    No cap on damages
                                         --------
                                         $201,900
                                         ========

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

In August 2000, we adopted the 2000 Stock Option Plan ("Stock Option Plan"), which was approved by our stockholders in December 2000. The Stock Option Plan provides for the issuance of up to 500,000 options to purchase shares of common stock. Such options can be incentive options or nonstatutory options, and may be granted to employees, directors and consultants. The Stock Option Plan has limits as to the eligibility of those stockholders who own more than 10% of our stock, as defined. The options granted pursuant to the Stock Option Plan may have exercise prices of no less than 100% of fair market value of the Company's common stock at the date of grant (incentive options), or no less than 75% of fair market value of such stock at the date of grant (nonstatutory). At September 30, 2008, we had granted 47,500 options under the 2000 Stock Option Plan of which 15,000 had been forfeited. All of these options vested prior to the adoption of SFAS 123-R. We have reserved 467,500 shares for future issuance.

Share-based compensation resulting from direct stock grants and from the application of SFAS No. 123-R to options outstanding resulted in expenses of $64,696 and $134,192 for the three and six month periods ended September 30, 2008 and $69,446 and $352,951 for the three and six month periods ended September 30, 2007. We use the Binomial Lattice option pricing model for estimating fair value of options granted.

The following table summarizes the effect of share-based compensation resulting from direct share grants and from the application of SFAS No. 123-R to options granted:


                                        Three Months Ended   Three Months Ended    Six Months Ended     Six Months Ended
                                        September 30, 2008   September 30, 2007   September 30, 2008   September 30, 2007
                                        ------------------   ------------------   ------------------   ------------------

Payroll and related                         $   64,696          $  69,446            $   134,192          $  352,951
                                            ==========          =========            ===========          ==========
Net share-based compensation effect
   in net loss from continuing operations   $   64,696          $  69,446            $   134,192          $  352,951
                                            ==========          =========            ===========          ==========

Basic and diluted loss per common share     $    (0.00)         $   (0.00)           $     (0.00)         $    (0.01)
                                            ==========          =========            ===========          ==========

In accordance with SFAS No. 123-R, beginning on April 1, 2006, we adjust share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect, if any, of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three month period ended September 30, 2008 was insignificant.

The following weighted average assumptions were used in the valuation of these instruments.

                                     Six Months Ended
                                       September 30
                             -------------------------------
                                 2008                2007
                             None Issued
                             -----------          ----------
Annual dividends                  n/a                zero
Expected volatility               n/a                 92%
Risk free interest rate           n/a                4.72%
Expected life                     n/a             2.14 years

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" described in the SEC's Staff Accounting Bulletin No. 107 due to changes in the vesting terms and contractual life of current option grants compared to our historical grants. Options outstanding that have vested and are expected to vest as of September 30, 2008 are as follows:

                                                      Weighted
                                         Weighted      Average
                                         Average      Remaining      Aggregate
                             Number of   Exercise    Contractual     Intrinsic
                              Shares      Price     Term in Years    Value (1)
-------------------------  -----------   --------   -------------   ----------

Vested (2)                   9,772,394    $  0.38        4.80       $       --
Expected to vest             1,166,666       0.35        8.64       $   35,000
                           -----------                              ----------
     Total                  10,939,060                              $   35,000
                           ===========                              ==========

(1) These amounts represent the difference between the exercise price and $0.38, the closing market price of our common stock on September 30, 2008 as quoted on the Over-the-Counter Bulletin Board under the symbol "AEMD.OB" for all in-the-money options outstanding.

(2) 4,278,375 options were granted prior to April 1, 2006 (the date of adoption for SFAS 123-R) and were fully vested at the date of adoption.

Additional information with respect to stock option activity is as follows:

                                                   Outstanding Options
                                           -------------------------------------
                                                        Weighted       Aggregate
                                         Number of       Average       Intrinsic
                                          Shares      Exercise Price   Value (1)
---------------------------               ------      --------------  ----------
March 31, 2008                          10,954,060       $ 0.38       $1,643,109
                                                                      ==========
Grants                                          --           --
Exercises                                       --           --
Cancellations                              (15,000)          --
                                        ----------       ------
September 30, 2008                      10,939,060       $ 0.38       $   35,000
                                        ==========       ======       ==========
Options exercisable at:
September 30, 2008                       9,772,394       $ 0.38
                                        ==========       ======

(1) Represents the difference between the exercise price and the March 31, 2008 or September 30, 2008 market price of our common stock, which was $0.53 and $0.38, respectively.

At September 30, 2008, there was approximately $710,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 2.15 years.

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

The fair value of our warrant liabilities is determined based on observable market based inputs or unobservable inputs that are corroborated by market data, which is a Level 3 classification. We record variations in our warrant liability account on our balance sheet at fair value with changes in fair value recorded in our consolidated statements of operations.

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing model:

                                       Quarter Ended September 30, 2008
                                       --------------------------------
Risk free interest rate                       2.64% - 3.01%
Average expected life                          3 - 5 years
Expected volatility                           83.6% - 84.8%
Expected dividends                                None

We did not make any changes to our valuation techniques in the quarter ended September 30, 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet elected to use the fair value option, and as such, our adoption AFAS No. 159 as of April 1, 2008 did not have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). This statement identifies the sources of and framework for selecting the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States ("GAAP hierarchy"). Because the current GAAP hierarchy is set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, it is directed to the auditor rather than to the entity responsible for selecting accounting principles for financial statements presented in conformity with GAAP. Accordingly, the FASB concluded the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this statement to achieve that result. The provisions of SFAS 162 are effective November 15, 2008, which is 60 days following the SEC's approval of the Public Comp any Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management believes that adoption of SFAS 162 will not have a material effect on the consolidated financial statements.

NOTE 4. NOTES PAYABLE

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes). At September 30, 2008, $347,500 of the principal balance of the 12% Notes was past due, in default, and bears interest at the default rate of 15%.

10% NOTES

From time to time, we issued convertible notes payable ("10% Note") to various investors, bearing interest at 10% per annum, with principal and interest due six months from the date of issuance. The 10% Notes required no payment of principal or interest during the term and may be converted to our common stock at the conversion price of $0.50 per share at any time at the option of the noteholder. The total amount of the original notes issued was $275,000. One remaining 10% Note in the amount of $5,000 was past due and in default at September 30, 2008. At September 30, 2008, interest payable on this note totaled $3,625.

8% NOTES

In December 2007, we issued notes payable ("8% Notes") to two accredited investors in the aggregate amount of $495,000 with 8% interest maturing on September 5, 2008. In conjunction with the issuance of the 8% Notes, we also issued three year warrants to acquire 1,485,000 shares of Common Stock at $0.50 per share.

Under this transaction, we are obligated to register for resale the common shares underlying the warrants, and as a result, this warrant obligation does not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at the commitment date, we did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation was required to be classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No.00-19. The warrants were valued at $693,050 on the commitment date using a Binomial Lattice option pricing model. Such amount was recorded as a derivative liability with an offsetting debt discount recorded against the $495,000 face amount of the 8% Notes and the remaining $198,050 recorded as interest expense. The debt discount was amortized to expense over the term of the 8% Notes.

On September 5, 2008, the 8% Notes matured. We are currently in negotiations to extend those notes but there can be no assurance that such extension will be obtained on terms acceptable to us or at all.

2008 9% NOTES

In January 2008, we issued notes payable ("2008 9% Notes") to an accredited investor in the amount of $220,000 with 9% interest maturing on October 19, 2008. In conjunction with the issuance of the 2008 9% Notes, we also issued three year warrants to acquire 660,000 shares of Common Stock at $0.50 per share.

Under this transaction, we are obligated to register for resale the common shares underlying the warrants, and as a result, this warrant obligation does not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at the commitment date, we did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation was required to be classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No. 00-19. The warrants were valued at $222,450 on the commitment date using a Binomial Lattice option pricing model. Such amount was recorded as a derivative liability with an offsetting debt discount recorded against the $220,000 face amount of the 2008 9% Notes and the remaining $2,450 recorded as interest expense. The debt discount is amortized to expense over the term of the 2008 9% Notes.

Notes payable consist of the following at September 30, 2008:

                               Face Amount of                    Notes Payable,
                                Notes Payable  Note Discounts   Net of Discounts
                                -------------  --------------   ----------------
12% Notes payable, all past due  $   347,500            --         $   347,500

10% Note payable, past due             5,000            --               5,000

8% Note payable                      495,000            --             495,000

2008 9% Note payable                 220,000       (12,223)            207,777
                                 -----------     ---------         -----------

  Total Notes Payable            $ 1,067,500     ($ 12,223)        $ 1,055,277
                                 ===========     =========         ===========

Our plans to satisfy the remaining outstanding balance on these notes include converting the notes to common stock at market value or repayment with available funds.

NOTE 5. CONVERTIBLE NOTES PAYABLE

10% CONVERTIBLE NOTES

On December 15, 2006, we issued two 10% Convertible Notes ("December 10% Notes") totaling $50,000 to accredited investors. The December 10% Notes accrue interest at a rate of ten percent (10%) per annum and matured on March 15, 2007. Such notes are convertible into shares of restricted common stock at any time at the election of the holder at a fixed conversion price of $0.17 per share for any conversion occurring on or before the maturity date. In addition, upon issuance, we issued five-year Warrants ("December 10% Note Warrants") to purchase a number of shares equal to the number of shares into which the December 10% Notes can be converted at a fixed exercise price of $0.17. Additionally, if the December 10% Note Warrants were exercised prior to December 15, 2007, the holder would have received an additional warrant on the same terms as the December 10% Note Warrants on a one to one basis. The warrants can be settled in unregistered shares of our common stock. The December 10% Note Warrants have been valued using a Binomial Lattice option pricing model and an associated discount of $15,627, the relative fair value measured at the commitment date, was recorded and presented net against the face amount of the December 10% Notes. The convertible feature of the December 10% Notes provides for an effective conversion rate that is below market value. Pursuant to EITF No. 98-5 and EITF No. 00-27, we estimated the fair value of such beneficial conversion feature to be $34,373 and recorded such amount as a debt discount. The discounts associated with the warrants and the beneficial conversion feature were accreted to interest expense over the term of the December 10% Notes.

On May 1, 2008, a holder of $33,000 of the December 10% Notes converted his $33,000 principal amount and accrued interest of $6,325 at the agreed conversion rate of $0.17 per share. As a result, we issued 232,033 shares of common stock under this conversion.

At September 30, 2008, $17,000 of the December 10% Notes remained outstanding and were in default.

10% SERIES A CONVERTIBLE NOTES AND AMENDMENT

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
                                                  ============

We were obligated to register the shares underlying the Class A Warrants, the Class A-1 Warrants and the Class A Principal Warrants with the SEC by March 31, 2008, and the shares underlying the Class B Warrants and to register the Class B-1 Warrants with the SEC by the 30th day following the issuance date of such warrants. Since we failed to effect a registration statement by March 31, 2008, we recorded liquidated damages of $15,000 per month through September 30, 2008, when we stopped recording damages due to the effectiveness of a registration statement in October 2008.

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

On July 30, 2008, the holders of the Amended Series A Convertible Notes notified us that we were in default on the notes due to our failure to register the warrants by March 31, 2008 and for failing to make required interest payments. We subsequently registered their warrants under a registration statement declared effective in October 2008. To satisfy the accrued interest and damages through September 30, 2008, on September 19, 2008, we issued 966,750 shares of restricted common stock, valued at the closing price of $0.49, and 966,750 warrants with a strike price of $0.20 in payment of accrued interest of $89,500 and accrued damages of $103,850 per the payment formula in the Loan Agreement. The difference in value of equity instruments issued upon settlement and the liabilities settled resulted in a non-cash loss on settlement of $607,908. We have not yet paid an agreed amount of legal fees, which total $15,379 and are accrued in our accounts payable, associated with the amendment to the notes.

2008 10% CONVERTIBLE NOTES

During the three months ended September 30, 2008, we raised an aggregate amount of $430,000 from the sale to accredited investors of 10% convertible notes and warrants (2008 10% Convertible Notes). The notes are convertible into our common stock at $0.50 per share and the warrants are exercisable at $0.50 per share. We agreed to pay to the investment banking firm that arranged this sale a cash commission of seven percent of the proceeds and warrants equal to seven percent of the gross.

Convertible Notes Payable consists of the following at September 30, 2008:

                                                                        Net
                                          Principal    Discount       Amount
                                          ---------    ---------     ---------

Amended Series A 10% Convertible Notes    $ 900,000    $(342,457)    $ 557,543
2008 10% Convertible Notes                  430,000     (128,645)      301,355
December 10% Convertible Notes               17,000           --        17,000
                                         ----------    ---------     ---------
  Total - Convertible Notes              $1,347,000    $(471,102)    $ 875,898
                                         ==========    ==========    =========

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

In July 2008, our Chief Executive Officer converted $35,000 of accrued debt to 100,000 shares of unregistered common stock based upon the closing stock price of $0.35 per share on that day.

In July 2008, a board member and his spouse, both former executives at Hemex, a company we acquired in 1999, converted $147,279 of accrued debt to 446,300 shares of unregistered common stock based upon the closing stock price of $0.33 per share on that day.

In July 2008, our Chief Science Officer converted $150,000 of accrued debt to 468,750 shares of unregistered common stock based upon the closing stock price of $0.32 per share on that day.

In September 2008, we issued 110,138 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.45 per share in payment for legal services valued at $49,562 based on the value of the services.

In September 2008, we issued 38,150 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.40 per share in payment for regulatory affairs consulting services valued at $15,260 based on the value of the services.

In September 2008, we issued 966,750 shares of restricted common stock and 966,750 warrants with a strike price of $0.20 in payment of accrued interest of $89,500 and accrued damages of $103,850 (see note 5) per the payment formula in the Loan Agreement.

NOTE 7. OTHER CURRENT LIABILITIES

At September 30, 2008 and March 31, 2008, our other current liabilities were comprised of the following items:

                                                      September 30,    March 31,
                                                          2008           2008
                                                       ----------     ----------
Accrued liquidated damages                                201,900        337,400
Accrued interest                                          396,794        412,914
Accrued legal fees and other                              272,229        340,495
                                                       ----------     ----------
  Total other current liabilities                      $  870,923     $1,090,809
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

NOTE 9. SUBSEQUENT EVENTS

In October 2008, we issued 51,398 registered common shares under our 2000 Stock Option Plan to two employees as compensation.

In October and November 2008, warrant holders exercised 485,000 warrants with a strike price of $0.50 per share and received a matching 485,000 restricted shares of common stock. This generated $242,500 in proceeds.

In June and in November 2008, our Board of Directors approved stock option grants in an aggregate amount of 4,050,000 shares to certain of our employees, officers and directors. We have not yet completed the stock option agreement forms but intend to complete that documentation during the third fiscal quarter ending December 2008 and expect to record the related stock option expense in that period.

In October 2008, the Securities and Exchange Commission declared effective a registration statement that we filed to fulfill registration obligations on certain shares and warrants.

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

We refer readers to the "Risk Factors" set forth in our Annual Report on Form 10-KSB file on July 15, 2008, for additional factors to be considered in reviewing this Quarterly Report.

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

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately ($4,158,000), recurring losses from operations and a deficit accumulated during the development stage of approximately ($35,039,000) at September 30, 2008, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. Our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2009. Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

We are currently addressing our liquidity issue by exploring investment capital opportunities through the public markets, specifically, through private placement of common stock. We believe that our access to capital, together with existing cash resources, will be sufficient to meet our liquidity needs for fiscal 2009. However, no assurance can be given that we will receive any funds in a connection with our capital raising efforts, in which case we will be required to significantly curtail operations, sell or license out significant portions of our technology, or possibly cease operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2008 were $732,659 in comparison with $690,028 for the comparable quarter a year ago. This increase of $42,631, or 6%, was due to increases in professional fees of $28,654, in general and administrative expenses of $11,753 and in Payroll & Related expenses of $2,224.

The increase in payroll and related expenses was partially offset due to a $4,750 decrease in non-cash stock compensation expense. Excluding that non-cash expense, our payroll and related expenses would have increased by $6,974.

The $11,753 increase in general and administrative expenses was due primarily to increases in lab supplies of $28,438 and in rent of $9,919, partially offset by reductions in insurance expense of $10,812 and in utilities of $4,587 among other items.

Our professional fees increased by $28,654 due to increases in accounting-related fees of $46,603 and in business development consulting expense of $25,546. Those increases were partially offset by reduced use of investor relations of $21,279, reduced legal fees of $16,231 and reduced scientific consulting fees of $6,813.

Other Expenses (Income)

Other expenses (income) consist primarily of the change in the fair value of our warrant liability, loss on settlement of accrued interest and damages, interest expense and other expense. Other expenses for the three months ended September 30, 2008 were $1,080,161 in comparison with other income of $434,976 for the comparable quarter a year ago. Both periods included non-cash income from the change in the fair value of warrant liability. For the three months ended September 30, 2008, the change in estimated fair value was $76,275 and for the three months ended September 30, 2007, the change in estimated fair value was $492,250.

The loss on settlement of accrued interest and damages was $607,908. There was no comparable expense in the prior period.

Interest expense was $551,042 for the three months ended September 30, 2008 compared to $75,107, an increase of $475,935. The largest component of our interest expense in the three months ended September 30, 2008 was the amortization of debt discount of $434,942 that arose from the valuation of any warrants or beneficial conversion feature associated with our debt instruments. That value was recorded as a discount against the face value of the notes and then amortized over the term of the notes. In the three months ended September 30, 2007 we amortized $8,276 of debt discounts. In the three months ended September 30, 2008, we also incurred $43,073 in amortization of deferred financing costs related to our recent debt financings while we had no such amortization of deferred financing costs in the three months ended September 30, 2007. The amortization of deferred financing costs is calculated using the effective interest method.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $1,813,000 and $255,000 for the quarters ended September 30, 2008 and 2007, respectively.

Basic and diluted loss per common share were ($0.04) for the three month period ended September 30, 2008 compared to ($0.01) for the period ended September 30, 2007. This increase in loss per share was primarily a result of the higher net loss during the three month period ended September 30, 2008, as compared to the three month period ended September 30, 2007.

SIX MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2007

Operating Expenses

Consolidated operating expenses for the six months ended September 30, 2008 were $1,356,318 in comparison with $1,561,301 for the comparable period a year ago. This decrease of $204,983, or 13%, was due to a decrease in Payroll & Related expenses of $166,199 and a decrease in general and administrative expenses of $40,308 partially offset by an increase in professional fees of $1,524.

The $166,199 decrease in payroll and related expenses was due to a $218,759 decrease in non-cash stock compensation expense. Without that non-cash expense, our payroll and related expenses would have increased by $52,560.

The $40,308 decrease in general and administrative expenses was due primarily to decreases in lab supplies of $17,933, in laboratory fees of $7,841, in insurance expense of $8,241 and in conference expense of $4,548.

Our professional fees increased by $1,524 due to increased accounting-related fees of $80,402 and business development expense of $25,546 partially offset by reduced legal fees of $32,778, decreased investor relations expense of $52,604 and decreased scientific consulting expense of $19,313.

Other Expenses (Income)

Other expenses (income) consist primarily of the change in the fair value of our warrant liability, loss on settlement of accrued interest and damages, interest expense and other expense. Other expenses (income) for the six months ended September 30, 2008 were $1,455,317 in comparison with other income of $770,050 for the comparable period a year ago. Both periods included non-cash income from the change in the fair value of warrant liability. For the six months ended September 30, 2008, the change in estimated fair value was $263,967 and for the six months ended September 30, 2007, the change in estimated fair value was $914,025.

The loss on settlement of accrued interest and damages was $607,908. There was no comparable expense in the prior period.

Interest expense was $1,113,890 for the six months ended September 30, 2008 compared to $125,726, an increase of $988,164. The largest component of our interest expense in the six months ended September 30, 2008 was the amortization of debt discount of $898,129 that arose from the valuation of any warrants or beneficial conversion feature associated with our debt instruments. That value was recorded as a discount against the face value of the notes and then amortized over the term of the notes. By comparison, we had $8,276 in amortization of debt discount in the six months ended September 30, 2007. We also incurred $81,323 in amortization of deferred financing costs related to our recent debt financings while we had no such amortization of deferred financing costs in the six months ended September 30, 2007. The amortization of deferred financing costs is calculated using the effective interest method.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $2,812,000 and $791,000 for the six month periods ended September 30, 2008 and 2007, respectively.

Basic and diluted loss per common share were ($0.07) for the six month period ended September 30, 2008 compared to ($0.02) for the period ended September 30, 2008. This increase in loss per share was primarily a result of the higher net loss during the six month period ended September 30, 2008, as compared to the six month period ended September 30, 2007.


LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. At September 30, 2008 we had no available cash, compared to approximately $255,000, at March 31, 2008, representing a decrease of approximately $255,000. During the six months ended September 30, 2008, operating activities used net cash of approximately $1,175,000, through our financing activities we received $500,000 the issuance of common stock and $430,000 from the issuance of convertible notes.

During the six month period ended September 30, 2008, net cash used in operating activities was approximately ($1,175,000) and resulted from the approximate net loss of $2,812,000 coupled with the change in the estimated fair value of warrant liability of approximately ($264,000). Those factors were offset principally by the amortization of note discount and deferred financing costs of $949,000, the loss on settlement of accrued interest and damages of $607,908, the fair market value of common stock of approximately $90,000 issued in payment for services and approximately $134,000 in stock-based compensation and an increase in accounts payable and accrued liabilities of approximately $138,000., and a reduction of due to related parties of approximately $28,000.

A decrease in working capital during the six months ended September 30, 2008 in the amount of approximately $677,000 changed our negative working capital position to approximately ($4,158,000) at September 30, 2008 from a negative working capital of approximately ($3,481,000) at March 31, 2008.

During the six month period ended September 30, 2008, four of our officers and directors converted to our common stock $332,279 of accrued salaries and expenses due to them. The conversions were done at the closing price of our common stock on the date of their debt to equity conversions and the common stock issued was restricted stock. These conversions had the effect of improving our working capital by $332,279.

Our current deficit in working capital requires us to obtain funds in the short-term to be able to continue in business, and in the longer term to fund research and development on products not yet ready for market. Subsequent to September 30, 2008, we raised an additional $243,000 through the exercise of certain warrants by existing shareholders and we continue to seek additional financing.

We currently are in default on certain debt instruments. We are negotiating extension agreements or other forms of waivers with the note holders. There can be no assurance that we will successfully negotiate extensions or waivers to these defaults on terms acceptable to us or at all. If the negotiations are not successful, then we may face claims for payment by the noteholders.

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

ITEM 4T. CONTROLS AND PROCEDURES.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All of the following stock issuances were made pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Act"). There was no general solicitation or advertising of the offerings or issuances. The offerings were made in compliance with Regulation D of the Securities Act with respect to investors we deem to be "accredited" as defined in Regulation 501 of the Act, and Section 4(2) of the Securities Act with respect to all other offerings. The cash proceeds (if any) were used for general working capital purposes.

In July 2008, our Chief Executive Officer converted $35,000 of accrued debt to 100,000 shares of unregistered common stock based upon the closing stock price of $0.35 per share on that day.

In July 2008, a board member and his spouse, both former executives at Hemex, a Company we acquired in 1999, converted $147,279 of accrued debt to 446,300 shares of unregistered common stock based upon the closing stock price of $0.33 per share on that day.

In July 2008, our Chief Science Officer converted $150,000 of accrued debt to 468,750 shares of unregistered common stock based upon the closing stock price of $0.32 per share on that day.

In the three months ended September 2008, we raised an aggregate amount of $430,000 from the sale to accredited investors of 10% convertible notes and warrants (2008 10% Convertible Notes). The notes are convertible into our common stock at $0.50 per share and the warrants are exercisable at $0.50 per share. We agreed to pay to the investment banking firm that arranged this sale a cash commission of seven percent of the proceeds and warrants equal to seven percent of the gross.

In September 2008, we issued 966,750 shares of restricted common stock and 966,750 warrants with a strike price of $0.20 in payment of accrued interest of $89,500 and accrued damages of $103,850 per the payment formula in the Loan Agreement.

In October and November 2008, warrant holders exercised 485,000 warrants with a strike price of $0.50 per share and received a matching 485,000 restricted shares of common stock. This generated $242,500 in proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $352,500 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. Additionally, on July 30, 2008, the holders of the Amended Series A Convertible Notes notified us that we were in default on the notes due to our failure to register the warrants by March 31, 2008, for failing to make required interest payments and failing to pay certain legal fees. We subsequently issued shares of common stock and warrants in payment of the accrued interest and damages and filed a registration statement to fulfill our registration obligations. As that registration statement was declared effective, we no longer accrue liquidated damages relating to that financing. We have not yet aid the required legal fees.

Our $495,000 and $220,000 notes expired in September and October 2008, respectively. We were not able to repay those notes upon maturity, which put us in a default position. We are negotiating potential extensions to those loans but there can be no assurance that we will be able to extend those loans on terms acceptable to us or at all.

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


                                        AETHLON MEDICAL, INC.


Date: NOVEMBER 19, 2008                 BY: /S/ JAMES A. JOYCE
                                            ---------------------------
                                            JAMES A. JOYCE
                                            CHAIRMAN, PRESIDENT, CHIEF
                                            ACCOUNTING OFFICER AND
                                            CHIEF EXECUTIVE OFFICER