Form 10-Q
period 2008-12-31
AETHLON MEDICAL INC
filed 2009-02-17
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2008

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

As of February 12, 2009, the registrant had outstanding 47,081,465 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2008
         (UNAUDITED) AND MARCH 31, 2008                                        3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
         AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH
         DECEMBER 31, 2008 (UNAUDITED)                                         4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2008 (UNAUDITED) 5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           24

ITEM 4T. CONTROLS AND PROCEDURES                                              24

PART II. OTHER INFORMATION                                                    25

ITEM 1.  LEGAL PROCEEDINGS                                                    25

ITEM 1A. RISK FACTORS                                                         25

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  25

ITEM 5.  OTHER INFORMATION                                                    25

ITEM 6.  EXHIBITS                                                             26



                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      AETHLON MEDICAL, INC.
                                  (A Development Stage Company)
                              CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                    December 31,      March 31,
                                                                       2008             2008
                                                                    ------------     ------------
                                                                     (Unaudited)
ASSETS
Current assets
     Cash                                                          $     92,020     $    254,691
     Deferred financing costs                                            22,293           71,139
     Prepaid expenses and other current assets                           77,832            3,600
                                                                   ------------     ------------
            Total current assets                                        192,145          329,430

Property and equipment, net                                               2,652            8,313
Patents and patents pending, net                                        139,982          137,162
Other assets                                                             13,200           13,200
                                                                   ------------     ------------
            Total assets                                           $    347,979     $    488,105
                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued liabilities                      $    367,008     $    351,261
     Due to related parties                                             598,753          949,063
     Notes payable, net of discounts                                    352,500          633,611
     Convertible notes payable, net of discounts                      2,412,973          152,530
     Warrant obligation                                                      --          633,095
     Other current liabilities                                          709,391        1,090,809
                                                                   ------------     ------------
            Total current liabilities                                 4,440,625        3,810,369

Commitments and Contingencies (Note 8)

Stockholders' Deficit
     Common stock, par value $0.001 per share;
         100,000,000 shares authorized; 44,881,414 and
         38,991,151 shares issued and outstanding as of
         December 31, 2008 and March 31, 2008, respectively              44,883           38,992
     Additional paid-in capital                                      33,245,916       28,866,000
     Deficit accumulated during development stage                   (37,383,445)     (32,227,256)
                                                                   ------------     ------------
                                                                     (4,092,646)      (3,322,264)
                                                                   ------------     ------------
            Total liabilities and stockholders' deficit            $    347,979     $    488,105
                                                                   ============     ============


                       The accompanying notes are an integral part of these
                      unaudited condensed consolidated financial statements.






                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Three and Nine Months Ended
                         December 31, 2008 and 2007 and
         For the Period January 31, 1984 (Inception) Through December 31, 2008
                                   (Unaudited)


                                                                                                   January 31, 1984
                                     Three Months    Three Months     Nine Months   Nine Months       (Inception)
                                        Ended           Ended            Ended          Ended           through
                                      December 31,    December 31,    December 31,   December 31,     December 31,
                                         2008            2007            2008           2007              2008
                                     ------------    ------------    -------------   ------------     ------------

REVENUES

  Grant income                       $         --    $         --    $         --    $        --     $  1,424,012
  Subcontract income                           --              --              --             --           73,746
  Sale of research and development             --              --              --             --           35,810
                                     ------------    ------------    ------------    -----------     ------------
                                               --              --              --             --        1,533,568

EXPENSES

  Professional Fees                       151,022         132,419         593,622        573,495        7,537,291
  Payroll and related                     630,958         285,373       1,286,535      1,107,149       10,785,682
  General and administrative               85,389         109,183         343,530        407,632        5,793,727
  Impairment                                   --              --              --             --        1,313,253
                                     ------------    ------------    ------------    -----------     ------------
                                          867,369         526,975       2,223,687      2,088,276       25,429,953
                                     ------------    ------------    ------------    -----------     ------------
OPERATING LOSS                           (867,369)       (526,975)     (2,223,687)    (2,088,276)     (23,896,385)
                                     ------------    ------------    ------------    -----------     ------------

OTHER EXPENSE (INCOME)
  Loss on extinguishment of debt        1,063,344         489,013       1,063,344        489,013        2,827,211
  Loss on settlement of accrued
      interest and damages                     --              --         607,908             --          607,908
  Change in fair value of
      warrant obligation                   50,064         633,249        (213,903)      (280,776)       1,621,618
  Interest and other debt expenses        363,964         952,068       1,477,854      1,077,794        8,059,761
  Interest income                            (187)             --          (2,701)            --          (20,116)
  Other                                        --           1,778              --         20,027          390,678
                                     ------------    ------------    ------------    -----------     ------------
                                        1,477,185       2,076,108       2,932,502      1,306,058       13,487,060
                                     ------------    ------------    ------------    -----------     ------------
NET LOSS                             $ (2,344,554)   $ (2,603,083)   $ (5,156,189)   $(3,394,334)    $(37,383,445)
                                     ============    ============    ============    ===========     ============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                       $      (0.05)   $      (0.07)   $      (0.12)   $     (0.10)
                                     ============    ============    ============    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED   43,506,386      35,077,841      41,486,177     33,352,579
                                     ============    ============    ============    ===========



            The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.






                                           AETHLON MEDICAL, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007 AND
                    FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2008
                                                (Unaudited)


                                                              Nine Months     Nine Months   January 31, 1984
                                                                 Ended           Ended         (Inception)
                                                              December 31,     December 31,      Through
                                                                  2008            2007         December 31,
                                                                                                   2008
                                                              ------------    ------------    ------------
Cash flows from operating activities:

      Net loss                                                $ (5,156,189)   $ (3,394,334)   $(37,383,445)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization                             12,534          16,616       1,041,477
          Amortization of deferred consulting fees                      --              --         109,000
          Loss on settlement of accrued
            interest and damages                                   607,908              --         607,908
          Gain on sale of property and equipment                        --              --         (13,065)
          Gain on settlement of debt                                    --              --        (131,175)
          Loss on settlement of accrued legal liabilities               --              --         142,245
          Stock based compensation                                 590,832         422,397       1,540,319
          Loss on debt extinguishment                            1,063,344         489,013       2,827,211
          Fair market value of warrants issued in
            connection with accounts payable and debt                   --              --       2,715,736
          Fair market value of common stock, warrants
            and options issued for services                        249,186         197,107       4,061,259
          Change in fair value of warrant liability               (213,903)       (280,776)      1,621,618
          Amortization of debt discount and
            deferred financing costs                             1,251,326       1,469,181       3,732,976
          Impairment of patents and patents pending                     --              --         416,026
          Impairment of goodwill                                        --              --         897,227
          Deferred compensation forgiven                                --              --         217,223
          Changes in operating assets and liabilities:
                Prepaid expenses                                   (14,315)           (430)        143,622
                Other assets                                            --              --         (13,200)
                Accounts payable and other current
                    liabilities                                    136,799        (432,547)      2,221,512
                Due to related parties                             (28,000)         (5,000)      1,354,322
                                                              ------------    ------------    ------------
      Net cash used in operating activities                     (1,500,478)     (1,518,773)    (13,891,204)
                                                              ------------    ------------    ------------

Cash flows from investing activities:
      Purchases of property and equipment                               --          (4,215)       (271,443)
      Additions to patents and patents pending                      (9,693)         (6,797)       (386,617)
      Proceeds from the sale of property and equipment                  --              --          17,065
      Cash of acquired company                                          --              --          10,728
                                                              ------------    ------------    ------------
      Net cash used in investing activities                         (9,693)        (11,012)       (630,267)
                                                              ------------    ------------    ------------

Cash flows from financing activities:
      Proceeds from the issuance of notes payable                       --              --       2,350,000
      Principal repayments of notes payable                             --              --        (352,500)
      Proceeds from the issuance of convertible notes
        payable                                                    430,000         500,000       2,568,000
      Proceeds from the issuance of common stock                   917,500         922,950      10,124,722
      Professional fees related to registration statement               --              --         (76,731)
                                                              ------------    ------------    ------------
      Net cash provided by financing activities                  1,347,500       1,422,950      14,613,491
                                                              ------------    ------------    ------------

Net decrease in cash                                              (162,671)       (106,835)         92,020

Cash at beginning of period                                        254,691         440,106              --
                                                              ------------    ------------    ------------

Cash at end of period                                         $     92,020    $    333,271    $     92,020
                                                              ============    ============    ============

                         The accompanying notes are an integral part of these
                        unaudited condensed consolidated financial statements.




                                            AETHLON MEDICAL, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007 AND
                    FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2008
                                                 (Unaudited)


                                                                                             January 31, 1984
                                                               Nine Months    Nine Months       (Inception)
                                                                  Ended           Ended          Through
                                                               December 31,    December 31,    December 31,
                                                                  2008            2007             2008
                                                              ------------    ------------     ------------

Supplemental disclosures of non-cash investing and financing information:

Debt and accrued interest converted to common stock            $     39,325    $         --     $  2,836,411
                                                               ============    ============     ============
Stock option exercise by director for accrued expenses                   --              --           95,000
                                                               ============    ============     ============

Reclassification of warrant derivative liability to equity          419,192              --          419,192
                                                               ============    ============     ============

Additional convertible debt issued in connection with
    Debt restructuring                                              573,211             --           573,211
                                                               ============    ============     ============

Discount on 10% convertible notes                                   150,095              --          150,095
                                                               ============    ============     ============

Conversion of amounts due to related parties to common stock
  by officers and directors                                         332,279              --          332,279
                                                               ============    ============     ============
Debt discount on notes payable associated with detachable
  warrants                                                               --              --        1,154,860
                                                               ============    ============     ============
Issuance of common stock, warrants and options in
   settlement of accrued expenses and due to related parties             --              --        1,003,273
                                                               ============    ============     ============
Issuance of common stock in connection with license agreements           --              --           33,800
                                                               ============    ============     ============
Net assets of entities acquired in exchange for equity
   securities                                                            --              --        1,597,867
                                                               ============    ============     ============
Debt placement fees paid by issuance of warrants                     13,307              --          856,845
                                                               ============    ============     ============
Patent pending acquired for 12,500 shares of common stock                --              --          100,000
                                                               ============    ============     ============
Common stock issued for prepaid expenses                                 --              --          161,537
                                                               ============    ============     ============

                       The accompanying notes are an integral part of these
                      unaudited condensed consolidated financial statements.


                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                December 31, 2008

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

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2008 was derived from our audited financial statements. Operating results for the three and nine month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information, refer to our Annual Report on Form 10-KSB for the year ended March 31, 2008, which includes audited financial statements and footnotes as of March 31, 2008 and for the years ended March 31, 2008 and 2007 and the period January 31, 1984 (Inception) through March 31, 2008.

NOTE 2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately ($4,248,000), recurring losses from operations and a deficit accumulated during the development stage of approximately ($37,383,000) at December 31, 2008, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. Our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2009. Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

We are currently addressing our liquidity issue by exploring investment capital opportunities through the public markets, specifically, through private placement of common stock. If we are able to access debt/equity capital, then we believe we will have sufficient liquidity to meet our operating needs for the next twelve months. However, no assurance can be given that we will receive any funds in a connection with our capital raising efforts, in which case we will be required to significantly curtail operations, sell or license out significant portions of our technology, or possibly cease operations.

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

Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive. The potentially dilutive common shares outstanding for the three and nine month periods ended December 31, 2008 and 2007, which include shares underlying outstanding stock options, warrants and convertible debentures were as follows:

                        December 31,  December 31,
                           2008           2007

Three months ended     14,048,072     16,453,788
Nine months ended      16,687,988     16,432,760

PATENTS

We capitalize the cost of patents, some of which were acquired, and amortize such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred approximately $526,000 and $592,000 of research and development expenses during the nine months ended December 31, 2008 and 2007, respectively. For the three months ended December 31, 2008 and 2007, we incurred approximately $143,000 and $153,000 of research and development expenses. Our research and development expenses are included in various operating expense line items in the accompanying condensed consolidated statements of operations.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

SFAS No.144 ("SFAS 144"), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. We believe that no impairment existed at or during the three or nine months ended December 31, 2008.

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

In August 2000, we adopted the 2000 Stock Option Plan ("Stock Option Plan"), which was approved by our stockholders in December 2000. The Stock Option Plan provides for the issuance of up to 500,000 options to purchase shares of common stock. Such options can be incentive options or nonstatutory options, and may be granted to employees, directors and consultants. The Stock Option Plan has limits as to the eligibility of those stockholders who own more than 10% of our stock, as defined. The options granted pursuant to the Stock Option Plan may have exercise prices of no less than 100% of fair market value of the Company's common stock at the date of grant (incentive options), or no less than 75% of fair market value of such stock at the date of grant (nonstatutory). At December 31, 2008, we had granted 47,500 options under the 2000 Stock Option Plan of which 15,000 had been forfeited. All of these options vested prior to the adoption of SFAS 123-R. We have reserved 467,500 shares for future issuance.

Share-based compensation resulting from direct stock grants and from the application of SFAS No. 123-R to options outstanding resulted in expenses of $456,640 and $590,675 for the three and nine month periods ended December 31, 2008 and $69,446 and $422,397 for the three and nine month periods ended December 31, 2007. We use the Binomial Lattice option pricing model for estimating fair value of options granted.

The following table lists the components of our stock-based compensation for the three and nine month periods ended December 31, 2008:

                                        Three Months Ended    Nine Months Ended
                                        December 31, 2008     December 31, 2008
                                        -----------------     -----------------

Stock Option Expense                         $416,672              $546,064
Direct Stock Grants                            39,968                44,768
                                             --------              --------
Total Stock-Based Compensation Expense       $456,640              $590,832
                                             ========              ========

The following table summarizes the effect of share-based compensation resulting from direct share grants and from the application of SFAS No. 123-R to options granted:

                                        Three Months Ended   Three Months Ended   Nine Months Ended    Nine Months Ended
                                        December 31, 2008    December 31, 2007    December 31, 2008    December 31, 2007
                                        ------------------   ------------------   ------------------   ------------------

Payroll and related                         $  456,640          $  69,446            $   590,832          $  422,397
                                            ==========          =========            ===========          ==========
Net share-based compensation effect
   in net loss from continuing operations   $  456,640          $  69,446            $   590,832          $  422,397
                                            ==========          =========            ===========          ==========

Basic and diluted loss per common share     $    (0.01)         $   (0.00)           $     (0.01)         $    (0.01)
                                            ==========          =========            ===========          ==========

In accordance with SFAS No. 123-R, we adjust share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect, if any, of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three month period ended December 31, 2008 was insignificant.

The following weighted average assumptions were used in the valuation of these instruments.

                                    Nine Months Ended
                                       December 31
                             -------------------------------
                                 2008                2007
                             -----------          ----------
Annual dividends                 zero                zero
Expected volatility             112.2%               91.2%
Risk free interest rate          1.02%               4.85%
Expected life                  3.0 years           3.0 years

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" described in the SEC's Staff Accounting Bulletin No. 107 due to changes in the vesting terms and contractual life of current option grants compared to our historical grants. Options outstanding that have vested and are expected to vest as of December 31, 2008 are as follows:

                                                      Weighted
                                         Weighted      Average
                                         Average      Remaining      Aggregate
                             Number of   Exercise    Contractual     Intrinsic
                              Shares      Price     Term in Years    Value (1)
-------------------------  -----------   --------   -------------   ----------

Vested (2)                  11,439,060    $  0.37        5.31       $       --
Expected to vest             3,383,334       0.35        9.35       $       --
                           -----------                              ----------
     Total                  14,822,394                              $       --
                           ===========                              ==========

(1) These amounts represent the difference between the exercise price and $0.22, the closing market price of our common stock on December 31, 2008 as quoted on the Over-the-Counter Bulletin Board under the symbol "AEMD.OB" for all in-the-money options outstanding.

(2) 4,278,375 options were granted prior to April 1, 2006 (the date of adoption for SFAS 123-R) and were fully vested at the date of adoption.

Additional information with respect to stock option activity is as follows:

                                                   Outstanding Options
                                           -------------------------------------
                                                        Weighted       Aggregate
                                         Number of       Average       Intrinsic
                                          Shares      Exercise Price   Value (1)
---------------------------               ------      --------------  ----------
March 31, 2008                          10,954,060       $ 0.38       $1,643,109
                                                                      ==========
Grants                                   4,050,000           --
Exercises                                       --           --
Cancellations                             (181,666)          --
                                        ----------       ------
December 31, 2008                       14,822,394       $ 0.37       $       --
                                        ==========       ======       ==========
Options exercisable at:
December 31, 2008                       11,439,060       $ 0.37
                                        ==========       ======

(1) Represents the difference between the exercise price and the March 31, 2008 or December 31, 2008 market price of our common stock, which was $0.53 and $0.22, respectively, for all in-the-money options outstanding.

At December 31, 2008, there was approximately $812,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 2.5 years.

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

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing model:

                                       Nine Months Ended December 31, 2008
                                       -----------------------------------
Risk free interest rate                       2.64% - 3.01%
Average expected life                          3 - 5 years
Expected volatility                           83.6% - 84.8%
Expected dividends                                None

We did not record the fair value of any new warrants issued in the three months ended December 31, 2008 nor did we make any changes to our valuation techniques in either the quarter or nine month period ended December 31, 2008.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). This statement identifies the sources of and framework for selecting the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States ("GAAP hierarchy"). Because the current GAAP hierarchy is set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, it is directed to the auditor rather than to the entity responsible for selecting accounting principles for financial statements presented in conformity with GAAP. Accordingly, the FASB concluded the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this statement to achieve that result. The provisions of SFAS 162 are effective November 15, 2008, which is 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management believes that adoption of SFAS 162 will not have a material effect on the consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required and a cumulative-effect adjustment is recognized as of the beginning of the first period presented. This standard is effective for us in the first quarter of fiscal year 2010. We are currently evaluating the impact of FSP APB 14-1.

Other recent accounting pronouncements or guidance issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, or the Securities and Exchange Commission did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

NOTE 4. NOTES PAYABLE

Notes payable consist of the following at December 31, 2008:

                               Face Amount of                    Notes Payable,
                                Notes Payable  Note Discounts   Net of Discounts
                                -------------  --------------   ----------------
12% Notes payable, all past due  $   347,500            --         $   347,500
10% Note payable, past due             5,000            --               5,000
                                 -----------     ---------         -----------

  Total Notes Payable            $   352,500     ($     --)        $   352,500
                                 ===========     =========         ===========

During the three months ended December 31, 2008, we restructured our 8% and 9% Notes and for accounting purposes, we recorded an extinguishment loss of approximately $1,063,000 (See Note 5 for further description). Our plans to satisfy the remaining outstanding balance on the 12% and 10% Notes include repayment with available funds or converting the notes to common stock at market value.

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes). At December 31, 2008, 12% Notes with a principal balance of $347,500 are outstanding, all which are past due, in default, and bearing interest at the default rate of 15%. At December 31, 2008, interest payable on the 12% Notes totaled $323,188.

10% NOTES

From time to time, we issued convertible notes payable ("10% Note") to various investors, bearing interest at 10% per annum, with principal and interest due six months from the date of issuance. The 10% Notes required no payment of principal or interest during the term and may be converted to our common stock at the conversion price of $0.50 per share at any time at the option of the noteholder. The total amount of the original notes issued was $275,000. One
10% Note in the amount of $5,000, which is past due and in default, remains outstanding at December 31, 2008. At December 31, 2008, interest payable on this note totaled $3,750.

8% NOTES

In December 2007, we issued notes payable ("8% Notes") to two accredited investors in the aggregate amount of $495,000 with 8% interest maturing on September 5, 2008. In conjunction with the issuance of the 8% Notes, we also issued three year warrants to acquire 1,485,000 shares of Common Stock at $0.50 per share.

Under this transaction, we were obligated to issue registered common shares, upon exercise of the warrant. As a result, this warrant obligation did not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at the commitment date, we did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation was classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No.00-19. The warrants were valued at $693,050 on the commitment date using a Binomial Lattice option pricing model. Such amount was recorded as a derivative liability with an offsetting debt discount recorded against the $495,000 face amount of the 8% Notes and the remaining $198,050 recorded as interest expense. The debt discount was amortized to expense over the term of the 8% Notes.

On October 8, 2008, the Company's registration statement covering the warrants underlying the 8% Notes was declared effective. Consequently, the warrant liability of $419,192 was reclassified into equity in accordance with EITF 00-19. On December 30, 2008, the 8% Notes were restructured into convertible notes on December 30, 2008. See Note 5 "Restructuring of 8% and 9% Notes"

2008 9% NOTES

In January 2008, we issued notes payable ("2008 9% Notes") to an accredited investor in the amount of $220,000 with 9% interest maturing on October 19, 2008. In conjunction with the issuance of the 2008 9% Notes, we also issued three year warrants to acquire 660,000 shares of Common Stock at $0.50 per share.

Under this transaction, we were obligated to issue registered common shares, upon exercise of the warrants, As a result, this warrant obligation did not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at the commitment date, we did not have any uncommitted registered common shares to settle the warrant obligation and accordingly, such obligation was classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No. 00-19. The warrants were valued at $222,450 on the commitment date using a Binomial Lattice option pricing model. Such amount was recorded as a derivative liability with an offsetting debt discount recorded against the $220,000 face amount of the 2008 9% Notes and the remaining $2,450 recorded as interest expense. The debt discount is amortized to expense over the term of the 2008 9% Notes.

On October 8, 2008, the Company's registration statement covering the warrants underlying the 8% Notes was declared effective. Consequently, the warrant liability of $419,192 was reclassified into equity in accordance with EITF 00-19. On December 30, 2008, the 8% Notes were restructured into convertible notes on December 30, 2008. See Note 5 "Restructuring of 8% and 9% Notes"


NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following at December 31, 2008:

                                                                               Net
                                              Principal       Discount       Amount
                                              ---------      ---------     ---------

Amended Series A 10% Convertible Notes        $ 900,000      $(115,576)    $  784,424
2008 10% Convertible Notes                      430,000       (106,662)       323,338
December 2006 10% Convertible Notes              17,000             --         17,000
Restructured December 2008 10% Convertible
  Notes and Related Convertible Notes         1,288,211             --      1,288,211
                                             ----------     -----------    ----------
  Total - Convertible Notes                  $2,635,211    $  (222,238)    $2,412,973
                                             ==========    ============    ==========

DECEMBER 2006 10% CONVERTIBLE NOTES

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

At December 31, 2008, $17,000 of the December 10% Notes remained outstanding and in default.

AMENDED SERIES A 10% CONVERTIBLE NOTES

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

The Amended Notes, in the principal amount of $1,000,000, are convertible into an aggregate of 5,000,000 shares of our Common Stock and mature on February 15, 2009. The Amended Notes provided for the payment of accrued and default interest through December 31, 2007 in the aggregate amount of $295,248 paid in units ("Units") at a fixed rate of $0.20 per Unit, each Unit consisting of one share of our Common Stock and one Class A Common Stock Purchase Warrant (the "Class A Warrant") to purchase one share of our Common Stock at a fixed exercise price of $0.20 per share. If the Holders exercise the Class A Warrants on or before February 15, 2010, we will issue them one Class B Common Stock Purchase Warrant (the "Class B Warrant") for every two Class A Warrants exercised. The Class B Warrants will have a fixed exercise price of $0.60 per share.

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

2008 10% CONVERTIBLE NOTES

During the nine months ended December 31, 2008, we raised an aggregate amount of $430,000 from the sale to accredited investors of 10% convertible notes and warrants (2008 10% Convertible Notes). The notes are convertible into our common stock at a fixed conversion price of $0.50 per share prior to maturity and the warrants are exercisable at $0.50 per share for a period of three years ending between July and September 2011. In connection with this financing, we agreed to pay to the investment banking firm that arranged this sale a cash commission of seven percent of the proceeds and warrants equal to seven percent of the gross capital raised which we accounted for as deferred financing costs and amortize over the terms of convertible notes.

The warrants issued as part of the 2008 10% Convertible Notes can be settled in unregistered shares of our common stock. The warrants have been valued using a Binomial Lattice option pricing model and an associated discount of $150,095, the relative fair value measured at the commitment date, was recorded and presented net against the face amount of the 2008 10% Convertible Notes. The discount associated with the warrants is amortized over the term of the notes. The convertible feature of the 2008 10% Convertible Notes does not have a beneficial conversion pursuant to EITF 98-5.

CONVERSION AND RESTRUCTURING OF 8% NOTES AND 2008 9% NOTES INTO DECEMBER 2008 10% CONVERTIBLE NOTES

On December 30, 2008, we entered into an agreement with the holders of the 8% Notes and the 2008 9% Notes (see Note 4) to extend the maturity dates of those notes. As part of this arrangement, we also agreed to (a) extend the expiration dates of the warrants originally issued with those notes to July 1, 2012, (b) modify the interest rate to 10%, (c) issue notes in the amount of $265,911 representing loan extension fees, (d) issue new notes representing accrued interest and penalties incurred through September 30, 2008, (e) book the anticipated interest through maturity on the original principal amounts, the loan fees and the accrued interest and damages into another new note. All of these new notes and the modified original notes are convertible into our common stock at 80% of the market price on the date of conversion with a floor on the conversion price of $0.15 per share and a ceiling on the conversion price of $0.25 per share (see Note 4).

The following table summarizes the number of shares of our Common Stock issuable upon the conversion of the restructured December 2008 10% convertible notes using upon the floor conversion price of $0.15 per common share:

              Modified Original Notes   4,766,667
              New Notes                 3,821,407
                                        ---------
              Total                     8,588,074
                                        =========

For accounting purposes, the restructuring and amendment of the 8% and 9% Notes into December 2008 10% Convertible Notes was treated as an extinguishment pursuant to EITF Issue No. 06-6. The changes in the note agreements, conversion feature and warrants were considered substantive as prescribed in that consensus. Consequently, at the amendment date we initially recorded an estimated loss on extinguishment of $1,063,344 as follows:

              Reacquisition Price (fair value of notes
                 and warrants as amended)                             $1,995,769

              Less amounts relieved at date of extinguishment
              Accrued interest and accrued damages                     (217,425)
              Principal balance of original notes                      (715,000)
                                                                     ----------
                Loss on extinguishment                               $1,063,344
                                                                     ==========


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

In October 2008, we issued 770,000 shares, of which 385,000 were through the exercise of registered warrants and 385,000 were issuances of restricted common stock, for gross proceeds of $192,500.

In October 2008, we issued 51,398 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.31 per share in payment for financial consulting services and research services valued at $16,080 based on the value of the services.

In November 2008, we issued 200,000 shares, of which 100,000 were through the exercise of registered warrants and 100,000 were issuances of restricted common stock, for gross proceeds of $50,000.

In November 2008, we issued 95,550 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.25 per share in payment for financial consulting services valued at $23,888 based on the value of the services.

In November 2008, we issued 98,684 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.19 per share in payment for legal services valued at $18,750 based on the value of the services.

In December 2008, we issued 59,950 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.28 per share in payment for legal services valued at $16,606 based on the value of the services.

In December 2008, we issued 700,000 shares of restricted common stock and 700,000 warrants with a strike price of $0.25 to an accredited investor for gross proceeds of $175,000.

In December 2008, we issued 338,099 shares of restricted common stock pursuant at $0.25 per share in payment for legal services valued at $84,288 based on the value of the services.

In December 2008, we issued 23,636 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.25 per share in payment for regulatory affairs consulting services valued at $6,000 based on the value of the services.

In December 2008, we issued 77,192 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.26 per share in payment for regulatory affairs consulting services valued at $20,070 based on the value of the services.

In December 2008, we issued 35,000 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.24 per share in payment for regulatory affairs consulting services valued at $8,400 based on the value of the services.

In December 2008, we issued 15,337 shares of restricted common stock pursuant at $0.33 per share in payment for public relations services valued at $5,000 based on the value of the services.

NOTE 7. OTHER CURRENT LIABILITIES

At December 31, 2008 and March 31, 2008, our other current liabilities were comprised of the following items:

                                                       December 31,    March 31,
                                                          2008           2008
                                                       ----------     ----------
Accrued liquidated damages                                 34,500        337,400
Accrued interest                                          402,663        412,914
Accrued legal fees and other                              272,228        340,495
                                                       ----------     ----------
  Total other current liabilities                      $  709,391     $1,090,809
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

NOTE 9. SUBSEQUENT EVENTS

In January 2009, we issued 23,566 shares of restricted common stock as a patent license payment valued at $5,750.

In January 2009, we issued 1,452,926 shares of common stock as a result of conversions of $419,473 of convertible notes payable, other notes payable and related accrued interest. The shares were issued to accredited investors.

In January 2009, we issued 105,869 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at an average price of $0.19 per share in payment for regulatory affairs consulting services valued at $19,550 based on the value of the services.

In January 2009, we issued 353,000 shares of restricted common stock and warrants to purchase 353,000 shares of common stock in exchange for $55,310. The shares were issued to an accredited investor.

In February 2009, we issued 28,947 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.19 per share in payment for regulatory affairs consulting services valued at $5,500 based on the value of the services.

In February 2009, we issued 157,000 shares of restricted common stock and warrants to purchase 157,000 shares of common stock in exchange for $25,120. The shares were issued to an accredited investor.

In February 2009, we issued 78,743 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at a price of $0.18 per share in payment for regulatory affairs consulting services valued at $13,780 based on the value of the services.

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

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately ($2,731,000), recurring losses from operations and a deficit accumulated during the development stage of approximately ($35,938,000) at December 31, 2008, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. Our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2009. Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

We are currently addressing our liquidity issue by exploring investment capital opportunities through the public markets, specifically, through private placement of common stock. We believe that our access to capital, together with existing cash resources, will be sufficient to meet our liquidity needs for fiscal 2009. However, no assurance can be given that we will receive any funds in connection with our capital raising efforts, in which case we will be required to significantly curtail operations, sell or license out significant portions of our technology, or possibly cease operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2007

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2008 were $867,369 in comparison with $526,975 for the comparable quarter a year ago. This increase of $340,394, or 65%, was primarily due to an increase in payroll and related expenses of $345,585 and a decrease in general and administrative expenses of $23,794 partially offset by an increase in professional fees of $18,603.

The $345,585 increase in payroll and related expenses was largely due to a $347,718 increase in non-cash stock compensation expense.

The $23,794 decrease in general and administrative expenses was due primarily to decreases in lab supplies of $5,075, in laboratory fees of $1,575, in insurance expense of $7,101, in utility expenses of $4,857 and in conference expense of $5,495.

Our professional fees increased by $18,603 due to increased accounting-related fees of $9,986 and scientific and consulting fees expense of $27,578 partially offset by reduced legal fees of $18,820 and decreased investor relations expense of $4,155.

Other Expenses (Income)

Other expenses (income) consist primarily of the change in the fair value of our warrant liability, gain on extinguishment of debt, loss on settlement of accrued interest and damages, interest expense and other expense. Other expenses for the three months ended December 31, 2008 were $1,477,185 in comparison with other expense of $2,076,108 for the comparable quarter a year ago. Both periods included non-cash expense from the change in the fair value of warrant liability. For the three months ended December 31, 2008, the change in estimated fair value was $50,064 and for the three months ended December 31, 2007, the change in estimated fair value was $633,249.

We recorded a loss on extinguishment of debt of $1,063,344 in the three months ended December 31, 2008 compared to a loss on extinguishment of debt of $489,013 in the prior period. Both losses on extinguishment arose from the restructuring of notes payable.

Interest expense was $363,964 for the three months ended December 31, 2008 compared to $952,068, a decrease of $588,104. The largest component of our interest expense in the three months ended December 31, 2008 was the amortization of debt discount of $261,086 that arose from the valuation of any warrants or beneficial conversion feature associated with our debt instruments. That value was recorded as a discount against the face value of the notes and then amortized over the term of the notes. In the three months ended December 31, 2007 we amortized $902,299 of debt discounts.

Net Loss

As a result of the decreased expenses noted above, we recorded a consolidated net loss of approximately $2,345,000 and $2,603,000 for the quarters ended December 31, 2008 and 2007, respectively.

Basic and diluted loss per common share were ($0.05) for the three month period ended December 31, 2008 compared to ($0.07) for the period ended December 31, 2007. This decrease in loss per share was the result of the decreased net loss during the three month period ended December 31, 2008, as compared to the three month period ended December 31, 2007 combined with the increase in average shares outstanding.

NINE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2007

Operating Expenses

Consolidated operating expenses for the nine months ended December 31, 2008 were $2,223,687 in comparison with $2,088,276 for the comparable period a year ago. This increase of $135,411, or 6%, was due to an increase in Payroll & Related expenses of $179,386 and a decrease in general and administrative expenses of $64,102 partially offset by an increase in professional fees of $20,127.

The $179,386 increase in payroll and related expenses was largely due to a $128,959 increase in non-cash stock compensation expense.

The $64,102 decrease in general and administrative expenses was due primarily to decreases in lab supplies of $23,008, in laboratory fees of $9,416, in insurance expense of $15,342, in utility expenses of $14,572 and in conference expense of $10,043.

Our professional fees increased by $20,127 due to increased accounting-related fees of $90,388 and business development expense of $25,546 partially offset by reduced legal fees of $51,599 and decreased investor relations expense of $56,760.

Other Expenses (Income)

Other expenses (income) consist primarily of the change in the fair value of our warrant liability, loss on settlement of accrued interest and damages, interest expense and other expense. Other expenses (income) for the nine months ended December 31, 2008 were $2,932,502 in comparison with other expense of $1,306,058 for the comparable period a year ago. Both periods included non-cash income from the change in the fair value of warrant liability. For the nine months ended December 31, 2008, the change in estimated fair value was $213,903 and for the nine months ended December 31, 2007, the change in estimated fair value was $280,776.

The loss on settlement of accrued interest and damages was $607,908. There was no comparable expense in the prior period.

We recorded a loss on extinguishment of debt of $1,063,344 in the nine months ended December 31, 2008 compared to a loss on extinguishment of debt of $489,013 in the prior period. Both losses on extinguishment arose from the restructuring of notes payable.

Interest expense was $1,477,854 for the nine months ended December 31, 2008 compared to $1,077,794, an increase of $258,420. The largest component of our interest expense in the nine months ended December 31, 2008 was the amortization of debt discount and deferred offering costs of $1,251,326 that arose from the valuation of any warrants or beneficial conversion feature and deferred offering costs associated with our debt instruments. That value of the debt discount was recorded as a discount against the face value of the notes and the deferred offering costs were capitalized as assets. Both the debt discount and the deferred offering costs were then amortized over the term of the notes. By comparison, we had $1,469,181 in amortization of debt discount and deferred offering costs in the nine months ended December 31, 2007.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $5,156,000 and $3,394,000 for the nine month periods ended December 31, 2008 and 2007, respectively.

Basic and diluted loss per common share were ($0.12) for the nine month period ended December 31, 2008 compared to ($0.10) for the period ended December 31, 2008. This decrease in loss per share was due to the increased net loss combined with the larger number of weighted average shares outstanding over the nine month period ended December 31, 2008 compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. At December 31, 2008 we had $92,000 in cash, compared to approximately $255,000 at March 31, 2008, representing a decrease of approximately $163,000. During the nine months ended December 31, 2008, operating activities used net cash of approximately $1,500,000, through our financing activities we received $917,500 from the issuance of common stock and $430,000 from the issuance of convertible notes.

During the nine month period ended December 31, 2008, net cash used in operating activities was approximately $1,500,000 and resulted from the approximate net loss of $5,156,000 coupled with the change in the estimated fair value of warrant liability of approximately $214,000. Those factors were offset principally by the amortization of note discount and deferred financing costs of $1,251,000, the loss on debt extinguishment of approximately $1,063,000, the loss on settlement of accrued interest and damages of $608,000, the fair market value of common stock of approximately $249,000 issued in payment for services and approximately $591,000 in stock-based compensation and an increase in accounts payable and accrued liabilities of approximately $137,000, and a reduction of due to related parties of approximately $28,000.

An decrease in working capital during the nine months ended December 31, 2008 in the amount of approximately $768,000 changed our negative working capital position to approximately $4,248,000 at December 31, 2008 from a negative working capital of approximately $3,481,000 at March 31, 2008.

During the nine month period ended December 31, 2008, four of our officers and directors converted to our common stock $332,279 of accrued salaries and expenses due to them. These conversions had the effect of improving our working capital by $332,279.

Our current deficit in working capital requires us to obtain funds in the short-term to be able to continue in business, and in the longer term to fund research and development on products not yet ready for market. Subsequent to December 31, 2008, we raised an additional $80,970 through the sale of common stock and warrants to an accredited investor and we continue to seek additional financing.

We currently are in default on certain debt instruments. We are negotiating extension agreements or other forms of waivers with the note holders. There can be no assurance that we will successfully negotiate extensions or waivers to these defaults on terms acceptable to us or at all. If the negotiations are not successful, then we may face claims for payment by the noteholders.

Our operations to date have consumed substantial capital without generating revenues, and will continue to require substantial capital funds to conduct necessary research and development and pre-clinical and clinical testing of Hemopurifier(R) products, and to market any of those products that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Our future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effect successful commercialization strategies, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future, and presently require a minimum of $168,000 per month to sustain operations.

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

The fair value of our warrant liabilities is determined based on unobservable inputs, which is a Level 3 classification. We record variations in our warrant liability account on our balance sheet at fair value with changes in fair value recorded as change in fair value of warrant liability in our consolidated statements of operations.

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

In October and November 2008, warrant holders exercised 485,000 warrants with a strike price of $0.50 per share and received a matching issuance of 485,000 restricted shares of common stock. This generated $242,500 in proceeds. The warrant holders are accredited investors.

In December 2008, we issued 700,000 shares of restricted common stock and 700,000 warrants with a strike price of $0.25 to an accredited investor for gross proceeds of $175,000.

In December 2008, we issued options to our Chief Executive Officer, our Chief Science Officer, our two outside directors and another employee to purchase an aggregate amount of 4,050,000 shares of our common stock. The exercise prices were at market or above and ranged from $0.25 to $0.41 per share. The options all have lives of up to ten years.

In January 2009, we issued 23,566 shares of restricted common stock as a patent license payment valued at $5,750.

In January 2009, we issued 1,452,926 shares of common stock as a result of conversions of $419,473 of convertible notes payable, other notes payable and related accrued interest. The shares were issued to accredited investors.

In January 2009, we issued 353,000 shares of restricted common stock and warrants to purchase 353,000 shares of common stock in exchange for $55,310. The shares were issued to an accredited investor.

In February 2009, we issued 157,000 shares of restricted common stock and warrants to purchase 157,000 shares of common stock in exchange for $25,120. The shares were issued to an accredited investor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $352,500 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. Additionally, on July 30, 2008, the holders of the Amended Series A Convertible Notes notified us that we were in default on the notes due to our failure to register the warrants by March 31, 2008, for failing to make required interest payments and failing to pay certain legal fees. We subsequently issued shares of common stock and warrants in payment of the accrued interest and damages and filed a registration statement to fulfill our registration obligations. As that registration statement was declared effective, we no longer accrue liquidated damages relating to that financing. We have not yet paid the required legal fees to the holders' counsel.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6.      EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

31 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of James A. Joyce, Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AETHLON MEDICAL, INC.


Date: FEBRUARY 17, 2009                 BY: /S/ JAMES A. JOYCE
                                            ---------------------------
                                            JAMES A. JOYCE
                                            CHAIRMAN, PRESIDENT, CHIEF
                                            ACCOUNTING OFFICER AND
                                            CHIEF EXECUTIVE OFFICER