Form 10-K/A
period 2008-03-31
AETHLON MEDICAL INC
filed 2009-05-01
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            AMENDMENT TO FORM 10-K

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

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes [ ] No [X]

EXPLANATORY NOTE: This Amendment to Form 10-K is filed in response to the comments of the Staff of the Securities and Exchange Commission for the purpose of correcting certain unintentional omissions from Exhibit 31.1 of the original filed Annual Form 10-KSB for the year ended March 31, 2008. A replacement
Exhibit 31.1 is filed herewith. It represents the only change or modification to the original filed Report.

ITEM 13. EXHIBITS

The following document is filed as part of this amendment to report on Form
10-K:


         31 Certification of our Chief Executive Officer and Chief Accounting Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2009.

                                    BY: /S/ JAMES A. JOYCE
                                        ---------------------------------
                                        JAMES A. JOYCE
                                        CHAIRMAN, CHIEF EXECUTIVE OFFICER
                                        AND ACTING CHIEF FINANCIAL OFFICER


In accordance with the Exchange Act, this amendment to report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                          TITLE                      DATE
       ---------                          -----                      ----

/S/ JAMES A. JOYCE                  CHAIRMAN OF THE BOARD        May 1, 2009
---------------------------
    JAMES A. JOYCE

/S/ FRANKLYN S. BARRY, JR.          DIRECTOR                     May 1, 2009
--------------------------
    FRANKLYN S. BARRY, JR.

/S/ EDWARD G. BROENNIMAN            DIRECTOR                     May 1, 2009
--------------------------
    EDWARD G. BROENNIMAN

/S/ RICHARD H. TULLIS               DIRECTOR                     Mat 1, 2009
-------------------------
    RICHARD H. TULLIS