Form 10-K
period 2009-03-31
AETHLON MEDICAL INC
filed 2009-07-02
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                   (MARK ONE)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                    For the fiscal year ended March 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [_] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

       Large accelerated filer  [_]          Accelerated filer  [_]
       Non accelerated filer    [_]          Smaller reporting company  [X]

       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company. Yes [_] No [X]

The registrant had no revenue for the fiscal year ended March 31, 2009. The aggregate market value of the Common Stock held by non-affiliates was approximately $13,968,059 based upon the closing price of the Common Stock of $0.27, as reported by the NASDAQ Over-the-Counter Bulletin Board ("OTCBB") on June 26, 2009.

The number of shares of the Common Stock of the registrant outstanding as of June 26, 2009 was 53,790,567.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I.

Item 1.      Description of Business.......................................... 1

Item 1A.     Risk Factors .................................................... 9

Item 2.      Properties.......................................................20

Item 3.      Legal Proceedings................................................20

Item 4.      Submission of Matters to a Vote of Security Holders..............20

                                    PART II.

Item 5.      Market for Registrant's Common Equity and Related Stockholder
              Matters and Issuer Purchases of Equity Securities...............21

Item 6.      Selected Financial Data..........................................27

Item 7.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................27

Item 8.      Financial Statements.............................................34

Item 9.      Changes in and Disagreements with Accountants on Accounting and Results of Operations......................................34

Item 9A(T).  Controls and Procedures..........................................34

Item 9B.     Other Information................................................35

                                    PART III.

Item 10.      Directors, Executive Officers, Promoters and Control Persons
               and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.............................................. 35

Item 11.     Executive Compensation.......................................... 40

Item 12.     Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters............................... 44

Item 13.     Certain Relationships and Related Transactions
               and Director Independence..................................... 46

Item 14.     Principal Accountant Fees and Services.......................... 46

Item 15.     Exhibits, Financial Statements.................................. 47

Signatures................................................................... 51

Certifications

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

         We are a developmental stage medical device company focused on expanding the applications of our Hemopurifier(R) platform technology which is designed to selectively reduce the presence of infectious viruses from human blood. As such, the Hemopurifier(R) is a candidate therapeutic device to assist in the treatment of a broad range of viral pathogens. Viral treatment targets include bioterror agents, pandemic threats, HIV/AIDS, and Hepatitis-C virus ("HCV"). On June 10, 2009, we disclosed the primary treatment focus of our Hemopurifier(R) would be HCV.

The Hemopurifier(R) combines the established scientific technologies of hemodialysis and affinity chromatography as a means to mimic the immune system's response of clearing viruses from the blood before the occurrence of cell and organ infection. The device is also proven to capture immunosuppressive proteins that shed from the surface of viruses to kill-off immune cells required for the body to combat infection.

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

THE HEMOPURIFIER

         The Hemopurifier(R) is a broad spectrum platform technology that combines the established scientific methods of hemodialysis (artificial kidneys) and affinity chromatography (a method that allows the selective capture of viruses and related toxins) as a means to augment the natural immune response of clearing infectious viruses from the blood before the occurrence of cell and organ infection. The device is also proven to capture immunosuppressive proteins that shed from the surface of viruses to kill-off immune cells required for the body to combat infection. The therapeutic goal of the Hemopurifier(R) is to improve patient survival rates by reducing viral load and preserving the immune function. We believe that the Hemopurifier(R) will enhance and prolong the benefit of infectious disease drug therapies and fill the treatment gap for patients who inevitably become resistant to such therapies. The Hemopurifier(R) is also a broad-spectrum candidate to treat viral pathogens not treatable with drug or vaccine therapy.

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

         The Hemopurifier(R) modifies this process in several ways to provide an efficient method to selectively remove targeted viruses and toxins. First, the pores of the nano-fibers within the Hemopurifier(R) are large enough to allow circulating infectious viruses and toxins to separate from the blood and diffuse through the walls of the fibers. Second, within the cartridge but outside of the fibers the Hemopurifier(R) contains a unique material (the "affinity agent") which selectively binds to the viruses or toxins. Finally, because of the affinity agent's ability to bind to viruses and toxins, there is no need for a separate circulation of a dialysis solution with the Hemopurifier(R). This provides the flexibility to use the Hemopurifier(R) either on kidney dialysis machines (global infrastructure), or other blood pumping devices.

INFECTIOUS DISEASE

         The current treatment for viral illnesses include vaccines and antiviral drugs. Vaccines have been the most successful in curing viral diseases (e.g., polio and smallpox). Unfortunately, newly emerging pathogens (e.g., SARS), highly mutable RNA viruses (e.g., HIV and Hepatitis C) and exotic viruses that might be used in terrorist attacks often do not have vaccine treatments. Similarly, antiviral drugs are often useful in controlling viral infections. However, there do not seem to be any general, broad-spectrum antiviral agents similar to penicillin for bacteria capable of addressing drug resistant mutations that evolve in viral pathogens. In addition, it generally takes years and hundreds of millions of dollars to develop vaccine and drug candidates that may or may not be approved by the FDA.

         The Hemopurifier(R) represents a new approach to treating viral pathogens. The application is designed to work with current treatments to remove infectious virus, toxic viral proteins and injurious immunological mediators directly from the blood of the patient. By removing circulating virus and toxins the Hemopurifier(R) cartridge prevents virus and toxins from infecting tissues and cells. The device augments the immune response of clearing viruses and toxins from the blood before infection can occur. Scientifically, this action is known as "Fusion Inhibition" since the ability of the virus to enter or fuse with host cells or organs is inhibited. To Date, we have conducted Hemopurifier(R) animal studies, in vitro studies, and human studies. In vitro studies have demonstrated the ability of our Hemopurifier(R) to capture HIV, HCV, Ebola Virus, Dengue Virus, Lassa Virus, West Nile Virus, Monkeypox Virus, H5N1 Avian Influenza Virus, and reconstructed H1N1 Spanish Flu of 1918 virus. In human studies, we have demonstrated initial safety of the Hemopurifier(R) and the ability to reduce viral load in both HIV and HCV infected individuals. While our initial treatment focus is directed towards Hepatitis-C virus (HCV), the Hemopurifier(R) is a candidate to treat a broad spectrum of infectious disease conditions and may have additional applications in cancer care.

HEPATITIS-C VIRUS (HCV)

         In HCV care, we believe the Hemopurifier(R) can inhibit viral replication through selective adsorption of circulating HCV and augment the immune response by removing toxic proteins shed from HCV to kill-off immune cells. HCV represents our initial treatment focus based on our human treatment outcomes in India, the magnitude of the HCV market opportunity, and previous clinical validations that HCV viral filtration can increase cure rates. Our treatment goal in HCV is to increase patient cure rates by implementing our Hemopurifier(R) as an adjunct treatment to enhance the benefit of the standard of care drug therapy administered to HCV infected patients.

BIOLOGICAL WEAPONS AND PANDEMIC THREATS

         The Hemopurifier(R) is also a broad-spectrum treatment candidate against drug and vaccine resistant bioterror and pandemic threats. These threats include viral pathogens known as "Category A" agents, which are considered by the Centers for Disease Control ("CDC") to pose a threat through natural emergence or if weaponized as an agent of bioterrorism. Pre-clinical in vitro studies have demonstrated the ability of our Hemopurifier(R) to capture Ebola Virus, Dengue Virus, Lassa Virus, West Nile Virus, Monkeypox Virus, H5N1 Avian Influenza Virus, and reconstructed H1N1 Spanish Flu of 1918 virus. In March 2007, we submitted an Investigational Device Exemption ("IDE") with the FDA related to a proposed human safety study of the Hemopurifier(R) in the United States with a focus on the use of the Hemopurifier(R) as a countermeasure against biological weapons and pandemic threats. At present, we are preparing to update our IDE with human clinical data collected from human safety and efficacy studies performed in India. These studies demonstrated efficacy in reducing viral load in both HIV and HCV patients. Once we have updated our IDE, we plan to request permission from the FDA to conduct human safety studies in the United States.

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

         We have also exercised an option to exclusively license a pending patent entitled, "Method to Inhibit Proliferation and Growth of Metastases" from The Trustees of Boston University. The license provides a rapid development strategy for new cancer therapies by uniting drug agents that inhibit the spread of cancer-related metastases, with filtration techniques already proven in the Aethlon Hemopurifier(R). The resulting devices would inhibit tumor growth by reducing the presence of circulating growth factors without interfering with surgical wound healing or the recovery of tissue injured by radiation therapy. While the market for anti-growth factor drug agents exceeds $5 billion, there remains a significant unmet clinical need, as these drug agents may not be indicated for use in conjunction with surgical procedures or radiation treatment as they inhibit wound healing and tissue recovery. Depending on the applications, if we commercialize a product based upon this license, we will pay royalties up to a maximum of 3.5 percent of net sales.

MANUFACTURING AND METHODS OF DISTRIBUTION

         We plan to manufacture a small number of cartridges sufficient to complete clinical trials in our current facilities. At present, we plan to outsource cartridge manufacturing to GMP/ISO9001 compliant contract manufacturers. If approved for sale in the marketplace, Hemopurifiers(R) to treat bioterror and pandemic threats will be sold directly to the U.S. military and the federal government. Hemopurifiers(R) to treat chronic viral conditions such as HCV and HIV will be provided directly to Hemopurifier(R) treatment centers or shipped to distribution channels established by other organizations.

RESEARCH AND DEVELOPMENT

         In fiscal year 2001, we realigned our research and development activities from developing Hemopurifiers(R) to treat harmful metals to developing Hemopurifiers(R) for the treatment of chronic viral conditions. As a result of this strategic realignment, we initiated the consolidation of all scientific and administrative functions into our San Diego facilities during the fourth quarter of fiscal year 2001. This consolidation was completed during the first quarter of fiscal year 2002 and our facilities in Buffalo, New York were closed. In 2004, we focused our research effort to develop a broad-spectrum antiviral Hemopurifier(R). Since then, we have conducted animal studies, in vitro studies, and human studies. In vitro studies have demonstrated the ability of our Hemopurifier(R) to capture HIV, HCV, Ebola Virus, Dengue Virus, Lassa Virus, West Nile Virus, Monkeypox Virus, H5N1 Avian Influenza Virus, and reconstructed H1N1 Spanish Flu of 1918 virus. In human studies, we have demonstrated initial safety of the Hemopurifier(R) and the ability to reduce viral load in both HIV and HCV infected individuals. The cost of research and development, all of which has been charged to operations, amounted to approximately $1,470,000 over the last two fiscal years.

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

INDUSTRY

         The industry for treating infectious disease is extremely competitive, and companies developing new treatment procedures are faced with severe regulatory challenges. In Hepatitis-C (HCV) alone, it is believed there are more than 50 new candidate drugs in the clinical pipeline. However, only a small percentage of candidate drug therapies obtain approval from the FDA to market their treatments in the United States. Currently, the market for treating chronic and acute viral diseases is comprised of drugs designed to reduce viral load by inhibiting viral replication or by inhibiting viruses from infecting healthy cells. These drugs can be toxic, are expensive to develop, and viral strains often emerge that are resistant to drug therapy. As a result, patients are left with limited treatment options.

COMPETITION

         We are advancing our Hemopurifier(R) as a treatment strategy to enhance and prolong current drug therapies by removing the viral strains that cause drug resistance. The Hemopurifier(R) also may prolong life for infected patients who have become drug resistant or have been infected with a viral pathogen for which there is no drug or vaccine therapy. We believe our Hemopurifier(R) augments the benefit of drug therapies and should not be considered a competitor to such treatments. However, if the industry considered the Hemopurifier(R) to be a potential replacement for drug therapy, then the marketplace for the Hemopurifier(R) would be extremely competitive. We believe our Hemopurifier(R) is the sole therapeutic device able to selectively remove viruses and immunosuppressive proteins from circulation. However, we are aware that Asahi Kasei Kurary Medical (Asahi) based in Japan has created a double filtration plasmapheresis that indiscriminately removes particles from blood in a certain molecule range that includes HCV. Asahi is now marketing this device in Japan as an adjunct therapy for HCV. We may also face competition from producers of antiviral drugs and vaccines.

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

         On February 9, 2006, we entered into an option agreement with the Trustees of Boston University which provides for the right to negotiate an exclusive license for a Boston University patent BU05-41, "Method to Prevent Proliferation and Growth of Metastases." On February 8, 2007 we entered into an amendment to this agreement to extend its term until August 9, 2007. On April 22, 2008, we entered into the actual license agreement for this patent and as the initial payment under this license we issued shares of our common stock equivalent to 115% of $5,000.

         This license agreement with the Trustees of Boston University calls for annual license fees in the amount of $5,000 (or 115% of $5,000 if paid in our common stock) until products utilizing the license are commercialized. In January 2009, we issued 23,566 shares of our common stock to Boston University, which was equivalent to 115% of the $5,000 annual license fee, for the second year of the license.

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

         In March 2007 we submitted an IDE with the FDA to obtain approval to studies in the United States. Upon successful completion of the clinical studies proposed in the IDE, we would anticipate submitting a PMA (see below).

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

INTERNATIONAL

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

         We have conducted Hemopurifier(R) animal studies, in vitro studies, and human studies. In vitro studies have demonstrated the ability of our Hemopurifier(R) to capture HIV, HCV, Ebola Virus, Dengue Virus, Lassa Virus, West Nile Virus, Monkeypox Virus, H5N1 Avian Influenza Virus, and reconstructed H1N1 Spanish Flu of 1918 virus. In human studies, conducted in India, we have demonstrated initial safety of the Hemopurifier(R) and the ability to reduce viral load in both HIV and HCV infected individuals.

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

SUBSIDIARIES

         We have four dormant wholly-owned subsidiaries, Aethlon, Inc., Cell Activation, Inc., Syngen Research, Inc., and Hemex, Inc.

EMPLOYEES

         At June 29, 2009, we had three full-time employees, comprised of our Chief Executive Officer, our Chief Science Officer and a research scientist. We utilize, whenever appropriate, contract and part-time professionals in order to conserve cash and resources. We currently employ a Senior Vice President of Finance on a part-time basis and a Director of Business Development on a contract basis. We believe our employee relations are good. None of our employees are represented by a collective bargaining unit.

ITEM 1A. RISK FACTORS

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

RISKS RELATING TO OUR BUSINESS

         WE HAVE INCURRED SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

         We have yet to establish any history of profitable operations. We have not had any significant revenues from our principal operations. We have incurred annual operating losses of $2,923,254 and $2,892,588, for the fiscal years ended March 31, 2009 and 2008, respectively. At March 31,
2009 and 2008, we had an accumulated deficit of $(38,311,414) and $(32,227,256), respectively. We have incurred net losses of $6,084,158 and $4,140,264 for the fiscal years ended March 31, 2009 and 2008. We have not had revenues to date. We expect that our revenues, if any, will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Hemopurifier(R) technology. No assurances can be given when or if this will occur or that we will ever generate revenues or be profitable.

         WE HAVE RECEIVED AN EXPLANATORY PARAGRAPH FROM OUR AUDITORS REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN

         Our independent registered public accounting firm noted in their report accompanying our financial statements for our fiscal year ended March 31, 2009 that we had a significant deficit accumulated during the development stage, had a working capital deficit and that a significant amount of additional capital will be necessary to advance the development of our products to the point at which we may become commercially viable and stated that those conditions raised substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements for the year ended March 31, 2009 describes management's plans to address these matters. We cannot assure you that our business plans will be successful in addressing these issues. This explanatory paragraph about our ability to continue as a going concern could affect our ability to obtain additional financing at favorable terms, if at all, as it may cause investors to lose faith in our long-term prospects. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

         WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS.

          Should the financing we require to sustain our working capital needs be unavailable to us on reasonable terms when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects. If we cannot raise operating capital, we may be forced to cease operations.

         A LARGE NUMBER OF COMMON SHARES ARE ISSUABLE UPON EXERCISE OF OUTSTANDING COMMON SHARE PURCHASE OPTIONS, WARRANTS AND CONVERTIBLE PROMISSORY NOTES AND WE HAVE A LIMITED NUMBER OF AUTHORIZED SHARES TO ISSUE IN CONNECTION WITH NEW EQUITY FINANCING TRANSACTIONS. IF WE ARE UNABLE TO INCREASE OUR AUTHORIZED CAPITAL, WE MAY BE UNABLE TO RAISE SUFFICIENT WORKING CAPITAL.

         We have reserved for issuance 45,827,651 shares of common stock for existing options, warrants and convertible notes. We have issued and outstanding, as of March 31, 2009, 49,454,131 shares of common stock. As a result, as of March 31, 2009 we have only 4,718,218 common shares available for issuance to new investors. In light of our limited available authorized common shares, we may be unable to attract investors or issue common stock in equity financing transactions in order to raise working capital. Our failure to raise working capital through the issuance and sale of common stock could be detrimental to our continued operations and could force us to cease operations.

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

         Our success depends to a critical extent on the continued services of our Chief Executive Officer, James A. Joyce and our Chief Science Officer, Richard H. Tullis. Were we to lose one or both of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The loss of Dr. Tullis would harm the clinical development of our products due to his unique experience with the Hemopurifier(R) technology. The loss of Dr. Tullis and/or Mr. Joyce would be detrimental to our growth as they possess unique knowledge of our business model and infectious disease which would be difficult to replace within the biotechnology field. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although Mr. Joyce and Mr. Tullis have signed employment agreements providing for their continued service to our company, these agreements will not preclude them from leaving our company. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers.

         OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND COULD ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT.

         We currently have an extremely small staff comprised of three full time employees consisting of our Chief Executive Officer, our Chief Science Officer and a research scientist. We also employ a Senior Vice President - Finance on a part-time, contract basis. Although we believe that these employees and consultants will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personal. Competition for these individuals, especially in San Diego where many biotechnology companies are located, is intense and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

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

         The Hemopurifier(R) and related treatment approaches are protected by three issued U.S. patents and seven issued international patents. We have also applied for seven additional U.S. patents and a number of additional international patents.

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

         THE PATENTS WE OWN COMPRISE A MAJORITY OF OUR ASSETS WHICH COULD LIMIT OUR FINANCIAL VIABILITY.

         The Hemopurifier(R) is protected by three issued U.S. patents and seven issued international patents. One of the U.S. patents is covered via an exclusive license. Our exclusive license expires March 2020 and is subject to termination if the inventors have not received a minimum of $15,000 in any year during the term beginning in the second year after the FDA approves the Hemopurifier(R). These patents comprise a majority of our assets. At March 31, 2009, our intellectual property assets comprise 90% of our non-current assets, and 70% of total assets. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition as a majority of our assets would lose their value. Further, since the financial value of our patents is written down for accounting purposes over the course of their term until they expire, our assets comprised of patents will continually be written down until they lose value altogether.

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

         The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended March 31, 2009, the high and low closing sale prices of a share of our common stock were $0.61 and $0.12, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenue or profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology as a viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

         OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN OR CONTROL APPROXIMATELY 21.5% OF OUR OUTSTANDING COMMON SHARES AS OF MARCH 31, 2009, WHICH MAY LIMIT YOUR ABILITY OR THAT OF OTHER SHAREHOLDERS, WHETHER ACTING INDIVIDUALLY OR TOGETHER, TO PROPOSE OR DIRECT THE MANAGEMENT OR OVERALL DIRECTION OF OUR COMPANY. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN YOU RECEIVING A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON SHARES.

         As of March 31, 2009, our officers and directors beneficially own or control approximately 21.5% of our outstanding common shares (assuming the exercise of all outstanding options and warrants held by our officers and directors). In addition, our Board has approved the grant of 4,000,000 shares of restricted stock to our Chief Executive Officer, and upon such issuance, the beneficial ownership of our officers and directors will increase to 26%. These persons will have the ability to substantially influence all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

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

         As of March 31, 2009, there are outstanding purchase options and warrants entitling the holders to purchase 33,683,026 common shares at a weighted average exercise price of $0.33 per share. That figure includes 1,924,465 warrants that are conditional upon the exercise of other warrants or conversion of certain convertible debt instruments. There are 10,318,851 shares underlying promissory notes convertible into common stock at a weighted average exercise price of $0.17. The exercise price for all of the aforesaid warrants may be less than your cost to acquire our common shares. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

         OUR ISSUANCE OF ADDITIONAL COMMON SHARES, OR OPTIONS OR WARRANTS TO PURCHASE THOSE SHARES, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

         We are entitled under our certificate of incorporation to issue up to 100,000,000 shares of common stock. After taking into consideration our outstanding common stock at March 31, 2009, our convertible notes, outstanding options, outstanding warrants and conditional warrants we will be entitled to issue up to 4,718,218 additional common shares. Our board may generally issue shares of common stock, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional shares of common stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

         OUR ISSUANCE OF ADDITIONAL COMMON SHARES IN EXCHANGE FOR SERVICES OR TO REPAY DEBT, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS AND COULD HAVE A NEGATIVE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

         Our board may generally issue shares of common stock to pay for debt or services, without further approval by our shareholders based upon such factors that our board of directors may deem relevant at that time. For the past four years, we issued a total of 4,589,735 shares for debt to reduce our obligations. The average price discount of common stock issued for debt in this period, weighted by the number of shares issued for debt in such period was 35.7% and 59.3% for the years ended March 31, 2009 and 2008, respectively.

         For the past four fiscal years we issued a total of 6,461,919 shares as payment for services. The average price discount of common stock issued for services during this period, weighted by the number of shares issued was 4.3% and 12.8% for the years ended March 31, 2009 and 2008, respectively. It is likely that we will issue additional securities to pay for services and reduce debt in the future. We cannot give you any assurance that we will not issue additional shares of common stock under circumstances we may deem appropriate at the time.

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

ITEM 2.  PROPERTIES

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our Common Stock is quoted on the Over-The-Counter Bulletin Board (OTCBB). Our trading symbol is "AEMD."

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

                                                            BID PRICE
                                                    -------------------------
PERIOD                                                 HIGH            LOW
-----------------------------------------------------------------------------

2009:
First Quarter                                       $   0.27      $  0.12

2008:
Fourth Quarter                                          0.45         0.18
Third Quarter                                           0.50         0.25
Second Quarter                                          0.61         0.38
First Quarter                                           0.75         0.45

2007:
Fourth Quarter                                          0.76         0.49
Third Quarter                                           0.88         0.57
Second Quarter                                          0.79         0.55
First Quarter                                           0.84         0.25

         There were approximately 153 record holders of our common stock at June 29, 2009. The number of registered shareholders includes any beneficial owners of common shares held in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES

         We have sold or issued the following securities not registered under the Securities Act in reliance upon the exemption from registration pursuant to
Section 4(2) of the Securities Act or Regulation D of the Securities Act during the fiscal year ended March 31, 2009 Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

CONVERSION AND RESTRUCTURING OF 8% NOTES AND 2008 9% NOTES INTO DECEMBER 2008 10% CONVERTIBLE NOTES

On December 30, 2008, we entered into an agreement with the holders of the 8% Notes and the 2008 9% Notes to extend the maturity dates of those notes. As part of this arrangement, we also agreed to (a) extend the expiration dates of the warrants originally issued with those notes to July 1, 2012, (b) modify the interest rate to 10%, (c) issue notes in the amount of $265,911 representing loan extension fees, (d) issue new notes representing accrued interest and penalties incurred through September 30, 2008, (e) book the anticipated interest through maturity on the original principal amounts, the loan fees and the accrued interest and damages into another new note. All of these new notes and the modified original notes are convertible into our common stock at 80% of the market price on the date of conversion with a floor on the conversion price of $0.15 per share and a ceiling on the conversion price of $0.25 per share.

The following table summarizes the number of shares of our Common Stock issuable upon the conversion of the restructured December 2008 10% convertible notes ("Restructured December 2008 10% Convertible Notes" or "December 2008 10% Convertible Notes") using upon the floor conversion price of $0.15 per common share:

              Modified Original Notes   4,766,667
              New Notes                 3,821,407
                                        ---------
              Total                     8,588,074
                                        =========

For accounting purposes, the restructuring and amendment of the 8% and 9% Notes into December 2008 10% Convertible Notes was treated as an extinguishment pursuant to EITF Issue No. 06-6. The changes in the note agreements, conversion feature and warrants were considered substantive as prescribed in that consensus. We initially recorded an estimated loss on extinguishment of $1,063,344. We subsequently retained a third party to assess the fair value of the December 2008 10% Convertible Notes and related warrants. Based on that third party valuation, we reduced the loss on extinguishment to $977,452 as follows:

              Reacquisition Price (fair value of notes
                 and warrants as amended)                             $1,909,877

              Less amounts relieved at date of extinguishment
              Accrued interest and accrued damages                     (217,425)
              Principal balance of original notes                      (715,000)
                                                                     ----------
                Loss on extinguishment                               $  977,452
                                                                     ==========

During the three months ended March 31, 2009, holders of the Restructured December 2008 10% Convertible Notes and related convertible notes converted $171,808 of their principal balance and $1,808 of accrued interest to common stock per the terms of the Restructured December 2008 10% Convertible Notes and Related Convertible Notes.

2008 10% Convertible Notes in the aggregate amount of $45,000 remain outstanding at March 31, 2009. At March 31, 2009, interest payable on those notes totaled $2,978.

COMMON STOCK AND WARRANTS

In April 2008, the Company issued 10,170 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.59 per share in payment for regulatory affairs consulting services to the Company valued at $6,000 based on the value of the services provided.

In April 2008, the Company entered into a license agreement with the Trustees of Boston University which provides for an exclusive license for a Boston University patent BU05-41, "Method to Prevent Proliferation and Growth of Metastases." The agreed initial payment under this license was an issuance of 10,849 restricted shares of common stock equivalent to 115% of $5,000.

In April 2008, the Company issued 6,667 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.45 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services provided.

In May 2008, the Company issued 1,000,000 shares of restricted common stock to an institutional investor for $500,000 of cash.

In May 2008, we issued 232,033 shares of common stock to a 10% convertible noteholder in order to convert the $33,000 principal balance and $6,325 of accrued interest of the convertible note to equity.

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

In January 2009, we issued 353,000 shares of restricted common stock and warrants to purchase 353,000 shares of common stock in exchange for $55,850. The shares were issued to an accredited investor.

In February 2009, we issued 28,947 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.19 per share in payment for regulatory affairs consulting services valued at $5,500 based on the value of the services.

In February 2009, we issued 582,000 shares of restricted common stock and warrants to purchase 582,000 shares of common stock in exchange for $88,870. The shares were issued to an accredited investor.

In February 2009, we issued 78,743 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at a price of $0.18 per share in payment for regulatory affairs consulting services valued at $13,780 based on the value of the services.

In February 2009, we issued 53,706 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.17 per share in payment for regulatory affairs consulting services valued at $9,130 based on the value of the services.

In February 2009, we issued 168,750 shares of restricted common stock and 168,750 warrants with a strike price of $0.20 in payment of accrued interest of $89,500 and accrued damages of $53,105 per the payment formula in the Loan Agreement.

In February 2009, we issued 213,666 shares of common stock as a result of conversions of $83,500 of convertible notes payable and related accrued interest. The shares were issued to accredited investors.

In March 2009, we issued 903,135 shares of common stock as a result of conversions of $179,808 of convertible notes payable and related accrued interest. The shares were issued to accredited investors.

In March 2009, we issued 385,000 shares of restricted common stock and warrants to purchase 385,000 shares of common stock in exchange for $57,750. The shares were issued to an accredited investor.

In March 2009, we issued 50,000 shares of restricted common stock pursuant at $0.17 per share in payment for investor relations services valued at $8,500 based on the value of the shares issued for the services.

In March 2009, we issued 33,333 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.17 per share in payment for regulatory affairs consulting services valued at $5,500 based on the value of the services.

In March 2009, we issued 47,760 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.18 per share in payment for financial consulting services valued at $8,597 based on the value of the services.

In March 2009, we issued 25,674 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.20 per share in payment for legal services valued at $5,263 based on the value of the services.

In March 2009, we issued 37,695 shares of restricted common stock pursuant at $0.19 per share in payment for legal services valued at $7,275 based on the value of the services.

In March 2009, we issued 28,947 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.19 per share in payment for regulatory affairs consulting services valued at $5,500 based on the value of the services.

                            EQUITY COMPENSATION PLANS

                      SUMMARY EQUITY COMPENSATION PLAN DATA

         The following table sets forth March 31, 2009 information on our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:


                                      (a)                          (b)                       (c)

Plan category               Number of securities to          Weighted-average         Number of securities
                            be issued upon exercise         exercise price of         remaining available
                            of outstanding options,          outstanding options,     for future issuance
                            warrants and rights (1)(2)     warrants and rights           under equity
                                                                                      compensation plans
                                                                                     (excluding securities
                                                                                      reflected in column
                                                                                             (a))
Equity compensation
plans approved by
security holders                     32,500                      $2.65                     457,500

Equity compensation
plans not approved by
security holders (1)             14,456,560                      $0.37                       N/A
                              -------------                      ------                    --------
            Totals               14,489,060                      $0.38                     457,500

(1) The description of the material terms of non-plan issuances of equity instruments is discussed in Note 6 to the accompanying consolidated financial statements.

(2) Net of equity instruments forfeited, exercised or expired.


2000 STOCK OPTION PLAN

                          Number of
                        securities to be     Weighted average
                         issued upon         exercise price        Number of
                         exercise of          of outstanding       securities
                         outstanding             options,          remaining
                       options, warrants      warrants and        available for
   Plan Category           and rights           rights           future issuance
---------------------  -------------------  ------------------  ----------------
                              (a)                    (b)               (c)
---------------------  -------------------  ------------------   ---------------
Equity compensation
plans approved by
security holders            32,500              $ 2.65               457,500
---------------------  -------------------  ------------------  ----------------
Equity compensation
plans not approved
by security holders             --                  --                    --
---------------------  -------------------  ------------------  ----------------
Total                       32,500              $ 2.65               457,500
---------------------  -------------------  ------------------  ----------------

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

         During the fiscal year ended March 31, 2009, we issued 10,000 restricted shares under the plan to two employees. At March 31, 2009, we had granted 32,500 options and 10,000 restricted shares under the 2000 Stock Option Plan, with 457,500 available for future issuance.


2003 CONSULTANT STOCK PLAN

--------------------  -------------------  ------------------  -----------------
   Plan Category       Number of shares
                       of common stock      Weighted average    Number of common
                       available for        price of shares     shares remaining
                       issuance under       issued under the    available for
                        the plan            plan               future issuance
--------------------  -------------------  ------------------  -----------------
                             (a)                   (b)                (c)
--------------------  -------------------  ------------------  -----------------
Equity compensation
plans approved by
security holders                --                   --                    --
--------------------  -------------------  ------------------  -----------------
Equity compensation
plans not approved
by security holders        5,000,000             $ 0.31               706,011
--------------------  -------------------  ------------------  -----------------
Total                      5,000,000             $ 0.31               706,011
--------------------  -------------------  ------------------  -----------------

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

         At March 31, 2009, 706,011 shares of common stock remain to be issued under the 2003 Consultant Stock Plan.

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

         Under the Directors Compensation Program, a newly elected director will receive a one-time grant of a non-qualified stock option of 1.5% of the common stock outstanding at the time of election. The options will vest one-third at the time of election to the Board and the remaining two-thirds will vest equally at year end over three years. Additionally, each director will also receive an annual $25,000 non-qualified stock option retainer, $15,000 of which is to be paid at the first of the year to all directors who are on the Board prior to the first meeting of the year and a $10,000 retainer will be paid if a director attends 75% of the meetings either in person, via conference call or other electronic means. The exercise price for the options under the Directors Compensation Program will equal the average closing of the last ten (10) trading days prior to the date earned. At March 31, 2009 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors, 3,965,450 options to employee-directors, 308,725 outside directors options had been forfeited, 250,000 outside directors options had been exercised and 4,744,550 options remained outstanding.

STAND-ALONE GRANTS

         From time to time our Board of Directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

         To date we have issued 12,393,158 options (of which 3,912,025 have been exercised or cancelled) outside of both the 2005 Directors Compensation Plan, 2000 Stock Option Plan and the 2003 Consultant Stock Plan.

ITEM 6.  SELECTED FINANCIAL DATA

As a Smaller Reporting Company, we are not required to furnish information under this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

         We are a development stage medical device company focused primarily on the advancement of our proprietary Hemopurifier(R) platform treatment technology, which is designed to rapidly reduce the presence of infectious viruses and toxins in human blood. Our focus is to prepare our Hemopurifier(R) to treat chronic viral conditions, acute viral conditions and viral-based bioterror threats in human clinical trials. Our Hemopurifier(R)is not yet approved for use in humans, and to date we have not generated any revenues from product sales.

Results of Operations

Operating Expenses

         Consolidated operating expenses were $2,923,254 for the fiscal year ended March 31, 2009, versus $2,892,588 for the comparable period one year ago. The net increase of $30,666 was due to an increase in payroll expense of $262,629, which was partially offset by decreases in professional fees of $156,652 and in general and administrative expense of $75,311.

         Payroll and related expenses increased by $262,629 as compared to the prior fiscal year. The increase was principally driven by an increase in stock compensation expense of $206,228 due to the recognition of expense related to the amortization of stock options vesting during the fiscal year ended March 31, 2009. Additionally, general and administrative payroll increased by $174,147 due to the hiring of a finance professional for the 2009 fiscal year and an investor relations employee for part of the 2009 fiscal year. This increase in general and administrative payroll was partially offset by a reduction in research and development payroll of $105,526. The reduction in research and development payroll was largely due to a workforce reduction. Finally, due to the change in the mix of payroll expenses, payroll taxes decreased by $9,991.

         Professional fees decreased by $156,652. This decrease was driven by a $146,686 decrease in legal fees, a $121,291 decrease in investor relations fees and a $15,890 decrease in scientific consulting fees. Those decreases were partially offset by a $53,176 increase in business development fees, a $40,714 increase in accounting and finance professional fees and a $5,301 increase in website-related professional fees.

         General and administrative expenses decreased by $75,311. This decrease was the result of decreases in insurance costs of $24,991, lab supplies of $17,536, utility expenses of $16,603, travel expenses of $11,770, lab fees of $9,992, office equipment expenses of $4,316 and telephone expenses of $3,460, which were partially offset by a number of general and administrative expenses that increased.

Other Expenses

         In the fiscal year ended March 31, 2009, we recognized $1,604,715 in non-cash losses on extinguishment of debt. $1,380,772 of that loss arose out of the restructuring of $715,000 in notes and the remainder related to the value of warrants issued as part of interest payments. In the fiscal year ended March 31, 2008, we recognized $547,119 in non-cash losses, which related to the restructuring of $1,000,000 in convertible notes.

         In addition, we recognized $213,903 in non-cash income related to warrant liability revaluation to reflect the change in fair value of the warrants that were classified as derivative liabilities under EITF Issue No. 00-19. In the fiscal year ended March 31, 2008, we recognized $637,179 in non-cash income related to warrant liability revaluation.

         The combination of interest expenses and other expenses increased by $443,375 primarily due to the high level of amortization of discounts associated with several short-term notes. The following table breaks out the various components of our interest expense over the fiscal years ended March 31, 2009 and 2008:


                                           Components of Interest Expense in
                                                    Fiscal Year Ended

                                           March 31,      March 31,
                                            2009            2008          Change
                                          -----------    -----------   -----------
ACTUAL INTEREST EXPENSE                       302,679        256,291        46,388

AMORTIZATION OF DEFERRED OFFERING COSTS       110,851         73,311        37,540

AMORTIZATION OF NOTE DISCOUNTS              1,376,465        595,172       781,293

FINANCE CHARGES FROM VENDORS                   21,518         17,702         3,816


DERIVATIVE EXPENSE                                 --         38,224       (38,224)

LIQUIDATED DAMAGES                            (38,651)       338,787      (377,438)
                                          -----------    -----------   -----------

TOTAL INTEREST EXPENSE                     $1,772,862     $1,319,487     $ 453,375
      $453,374
                                          ===========    ===========   ===========

As a result of the above factors, our net loss increased from $(4,140,264) for the fiscal year ended March 31, 2008 to $(6,084,158) for the fiscal year ended March 31, 2009.

Liquidity and Capital Resources

         At March 31, 2009, we had a cash balance of $6,157 and a working capital deficit of $4,103,520. This compares to a cash balance of $254,691 and a working capital deficit of $3,480,939 at March 31, 2008. Between April 1, 2009 and June 26, 2009, we raised aggregate proceeds OF $385,200 through the exercise of previously outstanding warrants and through private equity and debt financing transactions. Our cash at March 31, 2009 plus additional funds raised subsequent to March 31, 2009 are not sufficient to meet our funding requirements during the next twelve months. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow the Company to continue to operate as a going concern.

         We do not expect to generate revenue from operations for the foreseeable future, and our ability to continue operations and meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

Cash Flows

       Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

                                            (In thousands)
                                          For the year ended
                                      --------------------------
                                      March 31,        March 31,
                                         2009            2008
                                       -------         -------
Cash (used in) provided by:
Operating activities                   $(1,777)        $(2,104)
Investing activities                       (12)            (12)
Financing activities                     1,541           1,930
                                       -------         -------
Net (decrease) increase in cash        $  (248)        $  (186)
                                       =======         =======

       NET CASH FROM OPERATING ACTIVITIES. We use cash in our operating activities due to our losses from operations. Net cash used in operating activities was $1,777,000 in fiscal 2009 compared to net cash used in operating activities of $2,104,000 in fiscal 2008.

       NET CASH FROM INVESTING ACTIVITIES. For the fiscal years ended March 31, 2009 and 2008, we used approximately $12,000 in cash for our investing activities. The primary investing activity in both years was in patents and patents pending.

       NET CASH FROM FINANCING ACTIVITIES. Net cash used in financing activities decreased $389,000 to $1,541,000 in fiscal 2009 compared to $1,930,000 in fiscal 2008. Included in net cash provided by financing activities in fiscal 2009 were $1,111,000 in net proceeds from the issuance of common stock and $430,000 from the issuance of convertible notes payable. In fiscal 2008, we raised $1,290,000 in net proceeds from the issuance of common stock and $640,000 from the issuance of notes payable.

CONVERTIBLE NOTES PAYABLE AND WARRANTS

         On December 30, 2008, we entered into an agreement with the holders of the 8% Notes and the 2008 9% Notes to extend the maturity dates of those notes. As part of this arrangement, we also agreed to (a) extend the expiration dates of the warrants originally issued with those notes to July 1, 2012, (b) modify the interest rate to 10%, (c) issue notes in the amount of $265,911 representing loan extension fees, (d) issue new notes representing accrued interest and penalties incurred through September 30, 2008, (e) book the anticipated interest through maturity on the original principal amounts, the loan fees and the accrued interest and damages into another new note. All of these new notes and the modified original notes are convertible into our common stock at 80% of the market price on the date of conversion with a floor on the conversion price of $0.15 per share and a ceiling on the conversion price of $0.25 per share.

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
                                        =========

For accounting purposes, the restructuring and amendment of the 8% and 9% Notes into December 2008 10% Convertible Notes was treated as an extinguishment pursuant to EITF Issue No. 06-6. The changes in the note agreements, conversion feature and warrants were considered substantive as prescribed in that consensus. We initially recorded an estimated loss on extinguishment of $1,063,344. We subsequently retained a third party to assess the fair value of the December 2008 10% Convertible Notes and related warrants. Based on that third party valuation, we decreased the loss on extinguishment to $977,452 as follows:

              Reacquisition Price (fair value of notes
                 and warrants as amended)                             $1,909,877

              Less amounts relieved at date of extinguishment
              Accrued interest and accrued damages                     (217,425)
              Principal balance of original notes                      (715,000)
                                                                     ----------
                Loss on extinguishment                               $  977,452
                                                                     ==========

During the three months ended March 31, 2009, holders of the Restructured December 2008 10% Convertible Notes and Related Convertible Notes converted $171,808 of their principal balance and $1,808 of accrued interest to common stock per the terms of the Restructured December 2008 10% Convertible Notes and Related Convertible Notes.

2008 10% CONVERTIBLE NOTES

During the year ended March 31, 2009, we raised an aggregate amount of $430,000 from the sale to accredited investors of 10% convertible notes and warrants ("2008 10% Convertible Notes"). The notes are convertible into our common stock at a fixed conversion price of $0.50 per share prior to maturity and the warrants are exercisable at $0.50 per share for a period of three years ending between July and September 2011. In connection with this financing, we agreed to pay to the investment banking firm that arranged this sale a cash commission of seven percent of the proceeds and warrants equal to seven percent of the gross capital raised which we accounted for as deferred financing costs and amortize over the terms of convertible notes.

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

During the three months ended March 31, 2009, a holder of $385,000 of the 2008 10% Convertible Notes converted his principal and $19,250 of accrued interest to common stock at $0.50 per share per the terms of the 2008 10% Convertible Notes. 2008 10% Convertible Notes in the aggregate amount of $45,000 remain outstanding at March 31, 2009. At March 31, 2009, interest payable on those notes totaled $2,978.

SECURITIES ISSUED FOR SERVICES

         We have issued securities in payment of services to reduce our obligations and to avoid using our cash resources. In the year ended March 31, 2009 we issued 1,476,255 common shares for services of which 441,131 were unregistered. We also issued 2,801,760 for the retirement or conversion of notes payable and convertible notes payable, 65,337 for investor relations services and 34,415 for licensing rights. Included in the 1,476,255 common shares issued for services are 1,035,124 shares, registered under a Form S-8 registration statement, which were issued as follows: 401,037 for regulatory consulting, 194,708 for financial and scientific consulting, 144,933 for business development consulting and 294,446 for legal expenses The average price discount of common shares issued for these services, weighted by the number of shares issued for services in this period, was approximately 4.3%.

SECURITIES ISSUED FOR DEBT

         We have also issued securities for debt to reduce our obligations to avoid using our cash resources. In the fiscal year ended March 31, 2009 we issued 2,801,760 restricted common shares for repayment in full of notes, including accrued interest in the aggregate amount of $109,723. The price discount of the common stock issued for debt was approximately 35.7%. We recorded a loss on extinguishment of debt totaling $1,604,715 in the fiscal year ended March 31, 2009.

PROSPECTS FOR DEBT CONVERSION

         We seek, where possible, to convert our debt and accounts payable to stock and/or warrants in order to reduce our cash liabilities. Our success at accomplishing this depends on several factors including market conditions, investor acceptance and other factors, including our business prospects.

GOING CONCERN

         Our independent registered public accounting firm has stated in their audit report on our March 31, 2009 consolidated financial statements that we have a working capital deficiency and a significant deficiency accumulated during the development stage. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Fair Value Measurements

         In December 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "FAIR VALUE MEASUREMENTS," which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 as of April 1, 2008. SFAS No. 157 applies to certain assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. This Statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

      Level 1: Quoted market prices in active markets for identical assets or liabilities.

      Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

      Level 3: Unobservable inputs that are not corroborated by market data.

         The fair value of warrants classified as derivative liabilities is determined based on unobservable inputs that are corroborated by market data, which is a Level 3 classification. We record variations in our warrant liability account on our balance sheet at fair value with changes in fair value recorded in our consolidated statements of operations.

         The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing model:

                                       Fiscal Year Ended March 31, 2009
                                       -----------------------------------
Risk free interest rate                       1.81% - 3.01%
Average expected life                          3 - 5 years
Expected volatility                           83.6% - 103.0%
Expected dividends                                None

         We did not make any changes to our valuation techniques compared to the prior fiscal year.

         We also obtained a third party valuation, which is a Level 3 classification as it was based on unobservable inputs that are not corroborated by market data, in connection with our December 2008 note restructuring.

Long-Lived Assets

         SFAS No.144, "Accounting for the Impairment of Long-lived
Assets and for Long-lived Assets to be Disposed Of" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Management noted no indicators requiring review for impairment during the fiscal year ended March 31, 2009.

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

         We adopted SFAS No. 123-R in the first fiscal quarter of 2007. Thus, our consolidated financial statements reflect an expense for (a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased on or after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. For the fiscal year ended March 31, 2009, we recognized $733,289 of share-based compensation.

OFF-BALANCE SHEET ARRANGEMENTS

         We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 8.  FINANCIAL STATEMENTS

         The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO"), who is also our acting Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's March 31, 2009 Form 10-K.

         Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

         The Company's management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2009 due to control deficiencies that constituted material weaknesses.

         Management in assessing its internal controls and procedures for fiscal 2009 identified a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design of controls over the area of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

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

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect these controls.

ITEM 9B. OTHER INFORMATION

         During the period December 31, 2008 through March 31, 2009, the Company issued restricted securities totaling 4,169,738 shares or 9.29% of the Company's issued and outstanding Common Stock, based on the number of shares of Common Stock outstanding and reported on the Company's Form 10-Q for the quarter ended December 31, 2008. Such securities included shares of restricted Common Stock issued upon the conversion of outstanding debt securities and shares issued for cash investment, services, interest payable and professional services.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and Nasdaq. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2009, we believe that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The names, ages and positions of our directors and executive officers as of June 29, 2009 are listed below:

   NAMES                        TITLE OR POSITION                           AGE
   ----------------------------------------------------------------------------
   James A. Joyce (1)           Chairman, Chief Executive                    46
                                Officer, Principal Accounting Officer
                                  and Secretary

   Richard H. Tullis, PhD (2)   Vice President, Chief Science Officer        63
                                  and Director

   Franklyn S. Barry, Jr.       Director                                     69

   Edward G. Broenniman         Director                                     73

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

Resumes of Management:

         James A. Joyce, Chairman, CEO, President, Principal Accounting Officer and Secretary.

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

         Upon the recommendation of our Compensation Committee, in February 2005, we adopted our 2005 Directors Compensation Program (the "Directors Compensation Program") which advances our interest by helping us to obtain and retain the services of outside directors services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. Under the Directors Compensation Program, a newly elected director will receive a one time grant of a non-qualified stock option of 1.5% of the common stock outstanding at the time of election. The options will vest one-third at the time of election to the board and the remaining two-thirds will vest equally at year end over three years. Additionally, each director will also receive an annual $25,000 non-qualified stock option retainer, $15,000 of which is to be paid at the first of the year to all directors who are on the Board prior to the first meeting of the year and a $10,000 retainer will be paid if a director attends 75% of the meetings either in person, via conference call or other electronic means. The exercise price for the options under the Directors Compensation Program will equal the average closing of the last ten (10) trading days prior to the date earned. At March 31, 2009 under the 2005 Directors Compensation Program, we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors for a total of 5,303,275 options, of these 4,744,550 remain outstanding.

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

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

         Our Board of Directors formed an audit committee in May of 1999 (the "Audit Committee"). Mr. Franklin S. Barry, Jr. (the Chairman of the Committee) and Mr. Edward Broenniman serve as members of the Committee. We believe that each of Mr. Broenniman and Mr. Barry is an "audit committee financial expert" as that term is defined by Item 407 of Regulation S-K.

         The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of our accounting, auditing, and reporting practices. The Audit Committee's role includes overseeing the work of our internal accounting and financial reporting and auditing processes and discussing with management our processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements. The Audit Committee is responsible for the appointment, compensation, retention, and oversight of the independent auditor engaged to prepare or issue audit reports on our financial statements and internal control over financial reporting. The Audit Committee relies on the expertise and knowledge of management and the independent auditor in carrying out its oversight responsibilities. The Committee's specific responsibilities are delineated in its charter.

COMPENSATION COMMITTEE

         Our Board of Directors formed a Compensation Committee in May of 1999 (the "Compensation Committee"). Mr. Franklin S. Barry, Jr. and Mr. Edward Broenniman (the Chairman of the Committee) serve as members of the Committee. Our Board of Directors has delegated to the Compensation Committee strategic and administrative responsibility on a broad range of issues. The Compensation Committee's basic responsibility is to assure that the Chief Executive Officer, other officers, and key management are compensated effectively in a manner consistent with our compensation strategy and competitive practice. In addition, the Compensation Committee is responsible for establishing general compensation guidelines for non-management employees.

         The Compensation Committee will be responsible for overseeing and, as appropriate, making recommendations to the Board regarding the annual salaries and other compensation of our executive officers, our general employee compensation and other policies and providing assistance and recommendations with respect to our compensation policies and practices. The Compensation Committee is authorized to carry out these activities and other actions reasonably related to the Compensation Committee's purposes or assigned by the Board from time to time. The Committee's specific responsibilities are delineated in its charter.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

         The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended March 31, 2009 and March 31, 2008. The following table summarizes all compensation for fiscal year 2009 and 2008 received by our Chief Executive Officer, and the Company's two most highly compensated executive officers who earned more than $100,000 in fiscal year 2009.

                                                    SUMMARY COMPENSATION TABLE

                                                                                   NON-EQUITY  NONQUALIFIED
                                                                                   INCENTIVE     DEFERRED    ALL
                                                              STOCK      OPTION       PLAN     COMPENSATION OTHER
NAMED EXECUTIVE OFFICER                                       AWARDS     AWARDS   COMPENSATION   EARNINGS   COMP.         TOTAL
AND PRINCIPAL POSITION          YEAR   SALARY ($)   BONUS ($)  ($)        ($)          ($)         ($)       ($)           ($)

James A. Joyce (1)              2009     $290,000     $-       $-       $424,528     $   --       $ --       $ --       $714,528
CHIEF EXECUTIVE OFFICER         2008      256,010     --       --           --           --         --         --        256,010
AND PRINCIPAL ACCOUNTING        2007      240,000     --       --           --           --         --         --        240,000
OFFICER

Richard H. Tullis, Ph.D (2)     2009     $175,000     $-       $-       $154,025     $   --       $ --       $ --       $329,025
VICE PRESIDENT AND CHIEF        2008     $172,500     --       --           --           --         --         --        172,500
SCIENCE OFFICER                 2007      180,000     --       --           --           --         --         --        180,000

(1) The aggregate number of stock awards and stock option awards issued to Mr. Joyce and outstanding as of March 31, 2009 is zero and 9,588,243.

(2) The aggregate number of stock awards and stock option awards issued to Dr. Tullis and outstanding as of March 31, 2009 is zero and 2,764,350.

         Subsequent to the Company's year end, On June 29, 2009, Mr. Joyce, our Chief Executive Officer, entered into an Option Suspension Agreement, whereby Mr. Joyce has agreed to not exercise his stock options pending the filing of amended articles of incorporation of the Company increasing the Company's authorized capital. Accordingly of Mr. Joyce's total options, 2,857,143 cannot be exercised until the amended articles of incorporation are filed, and 6,731,090 cannot be exercised until the later of June 9, 2010 or the filing of the amended articles of incorporation. The Agreement also provides Mr. Joyce certain protections in the event the Company shall undergo a Change of Control Transaction while his options are suspended. Such protections include the right to receive, in the form of cash payments, the positive value of his options (which remain subject to suspension) at the time of such transaction. A copy of the Option Suspension Agreement is filed as an Exhibit to this Report.

         In addition, Mr. Joyce has been granted 4,000,000 shares of restricted common stock, at a price per share of $0.24, which shall vest in equal installments over a thirty six month period commencing June 9, 2010; however such shares will not be issued until the filing of the amended articles of incorporation.

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
                             NUMBER OF     NUMBER OF      NUMBER OF
                             SECURITIES    SECURITIES     SECURITIES
                             UNDERLYING    UNDERLYING     UNDERLYING
                            UNEXERCISED    UNEXERCISED    UNEXERCISED    OPTION       OPTION
                              OPTIONS       OPTIONS        UNEARNED     EXERCISE    EXPIRATION
NAME                        EXERCISABLE   UNEXERCISABLE     OPTIONS      PRICE         DATE
-------------------        ------------   -------------   -----------  ----------  ------------
                                (#)            (#)            (#)         ($)

James A. Joyce             1,115,550(1)            --          --       $   0.38     02/23/10
                             557,775(1)            --          --       $   0.38     12/31/10
                             557,775(1)            --          --       $   0.38     12/31/11
                           2,857,143(1)            --          --       $   0.21     09/09/15
                           1,500,000(2)     1,000,000          --       $   0.36     06/13/17
                           1,000,000(3)     1,000,000          --       $   0.25     11/13/18

Richard H. Tullis             30,000(1)            --          --       $   2.56     12/31/10
                             250,000(1)            --          --       $   1.90     03/12/12
                             867,175(1)            --          --       $   0.38     02/23/10
                             433,588(1)            --          --       $   0.38     12/31/10
                             433,587(1)            --          --       $   0.38     12/31/11
                                  --(4)       750,000          --       $   0.41      6/14/18

(1)      This option was fully vested as of March 31, 2009.

(2) The option vested 1,000,000 shares at grant, with 500,000 shares vesting each annual anniversary date through June 13, 2010.

(3) The option vested 1,000,000 at grant, with 500,000 shares vesting on December 31, 2009 and December 31, 2010.

(4) The option vests 250,000 annually over at June 4, 2009, June 4 2010 and June 4, 2011

         Subsequent to the Company's year end, On June 29, 2009, Mr. Joyce, our Chief Executive Officer, entered into an Option Suspension Agreement, whereby Mr. Joyce has agreed to not exercise his stock options pending the filing of amended articles of incorporation of the Company increasing the Company's authorized capital. Accordingly of Mr. Joyce's total options, 2,857,143 cannot be exercised until the amended articles of incorporation are filed, and 6,731,090 cannot be exercised until the later of June 9, 2010 or the filing of the amended articles of incorporation. A copy of the Option Suspension Agreement is filed as an Exhibit to this Report.


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

OPTION GRANTS TO EXECUTIVE OFFICERS IN 2009

         On December 15, 2008, Mr. Joyce was granted a stock option award to purchase 2,000,000 shares of common stock at an exercise price of $0.25 per share. Also on December 15, 2008, Dr. Tullis was granted a stock option award to purchase 750,000 shares of common stock at an exercise price of $0.41 per share. No other options were granted to our executive officers in fiscal year 2009.

DIRECTOR COMPENSATION

         The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal years ended March 31, 2009 and 2008.

                                                                         Change in
                                                                          Pension
                             Fees                                          Value
                            Earned                                          and
                              or                         Non-Equity     Nonqualified
                             Paid                        Incentive        Deferred         All
                              in      Stock    Option      Plan         Compensation      Other
                             Cash     Awards   Awards   Compensation      Earnings     Compensation    Total
Name                          ($)      ($)      ($)         ($)             ($)             ($)         ($)
-------------------------   ------   -------   ------   ------------   -------------   ------------   -------
James A. Joyce (1)            --       --     424,528          --              --              --     424,528
Richard H. Tullis (2)         --       --     154,025          --              --              --     154,025
Edward G. Broenniman (3)      --       --     102,683          --              --              --     102,683
Franklyn S. Barry, Jr. (3)    --       --     102,683          --              --              --     102,683

(1) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2009 are 0 and 9,588,243.

(2) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2009 are 0 and 2,764,350.

(3) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2009 are 0 and 1,020,050.

(4) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2009 are 0 and 766,417.

Directors Compensation Program

         Under the Directors Compensation Program, adopted by us in February 2005, a newly elected director will receive a one-time grant of a non-qualified stock option of 1.5% of the common stock outstanding at the time of election. The options will vest one-third at the time of election to the board and the remaining two-thirds will vest equally at year end over three years. Additionally, each director will also receive an annual $25,000 non-qualified stock option retainer, $15,000 of which is to be paid at the first of the year to all directors who are on the Board prior to the first meeting of the year and a $10,000 retainer will be paid if a Director attends 75% of the meetings either in person, via conference call or other electronic means. The exercise price for the options under the Directors Compensation Program will equal the average closing of the last ten (10) trading days prior to the date earned. At March 31, 2009 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors for a total of 5,303,275 options, of which 4,744,550 remained outstanding. A portion of the employee-director options was awarded in recognition of prior employment efforts. Since inception of the Program, the Company has not paid any non-qualified stock option retainers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information as of June 29, 2009, with respect to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of each class of our capital stock, (ii) each of our directors and director nominees (if any), (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. The term "executive officer" is defined as the President/Chief Executive Officer, Secretary, Chief Financial Officer/Treasurer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for the Company. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, excepted where otherwise noted:


AMOUNT AND NATURE                                                                      PERCENT OF
OF TITLE OF CLASS           NAME                          BENEFICIAL OWNERSHIP(1)(2)      CLASS
--------------    ------------------------                --------------------------     -------

Common Stock     James A. Joyce, Chief Executive Officer
                 and Director                                   8,788,243 shares(3)         20%
                 3030 Bunker Hill Street, Suite 4000,
                 San Diego, CA 92109

Common Stock     Richard H. Tullis, Chief Scientific Officer
                 and Director                                   2,783,100 shares(4)          5%
                 3030 Bunker Hill Street, Suite 4000,
                 San Diego, CA 92109

Common Stock     Edward G. Broenniman, Director
                 3030 Bunker Hill Street, Suite 4000,           1,599,724 shares(5)          3%
                 San Diego, CA 92109

Common Stock     Franklyn S. Barry, Jr., Director
                 3030 Bunker Hill Street, Suite 4000,           1,022,510 shares(6)          2%
                 San Diego, CA 92109

Common Stock      Ellen R. Weiner Family Revocable Trust(7)(8)  2,973,109                    20%
                  10645 N. Tatum Blvd. Suite 200-166
                  Phoenix, Arizona  85028


Common Stock      Estate of Allan S. Bird(7)(8)                   762,295                    7%
                  PO Box 371179
                  Las Vegas, Nevada 89137


Common Stock      Phillip A. Ward (7)(9)                        6,503,145                   16%
                  P.O. Box 3322
                  Rancho Santa Fe, CA 92067


All Current
Directors and
Executive Officers
as a Group (5                                                  14,193,577 shares            22%
members)

*  Less than 1%.

1. Based on 53,790,567 shares of Common Stock outstanding on the transfer records as of June 26, 2009.

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

3. Includes 2,231,100 stock options exercisable at $0.38 per-share, 2,857,143 stock options exercisable at $0.21 per share, 2,000,000 stock options exercisable at $0.36 per share and 1,000,000 stock options exercisable at $0.25 per share. All of the foregoing options are currently subject to an Option Suspension Agreement, whereby Mr. Joyce has agreed to not exercise such options pending the filing of amended articles of incorporation of the Company increasing the Company's authorized capital. Of Mr. Joyce's total option holdings (including options not yet vested and not reflected in this Table or the first sentence of this footnote No. 3) 2,857,143 cannot be exercised until the amended articles of incorporation are filed, and 6,731,090 cannot be exercised until the later of June 9, 2010 or the filing of the amended articles of incorporation. The options are included in this table, however, as such agreement could be amended or terminated (or the amended articles of incorporation filed) during the sixty day period commencing June 30, 2009. In addition, Mr. Joyce has been granted 4,000,000 shares of restricted common stock, which shall vest over a 36 month period commencing June 9, 2010 however such shares will not be issued until the filing of the amended articles of incorporation. However, such event may not occur until after the sixty day period commencing June 30, 2009 and therefore such shares are not included in the percentages and ownership information in this table.

4. Includes 250,000 stock options exercisable at $1.90 per share, 30,000 stock options exercisable at $3.00 per share, 1,734,350 stock options exercisable at $0.38 per share and 250,000 stock options exercisable at $0.41 per share.

5. Includes 2,500 stock options exercisable at $3.75 per share, 3,000 stock options exercisable at $1.78 per share, 514,550 stock options exercisable at $0.38 per share and 500,000 stock options exercisable at $0.41 per share.

6. Includes 1,867 stock options exercisable at $1.84 per share and 264,550 stock options exercisable at $0.38 per share and 500,000 stock options exercisable at $0.41 per share.

7.       More-than-5% shareholder.

8. Does not include shares issuable upon conversion of convertible notes and exercise of warrants held by the Ellen R. Weiner Family Revocable Trust (the "Trust") and the Estate of Allan S. Bird (the "Estate"). Beneficial ownership is limited to the extent that such conversion or exercise would cause the aggregate number of shares of common stock beneficially owned by either to exceed 9.9%. Accordingly, beneficial ownership for the Trust and for the Estate does not reflect 9,973,109 shares and 3,012,295 shares, respectively, underlying convertible notes and warrants that would cause the number of shares beneficially owned by the Trust and the Estate to exceed 9.9%. However, the Trust owns a convertible promissory note in the principal amount of $660,000 convertible at $0.20 per share, a Class A Interest Warrant for 1,128,788 shares exercisable at $0.20 per share, a Class A-1 Damages Warrant for 511,621 shares exercisable at $0.40 per share, a Class A Principal Warrant for 3,800,000 shares exercisable at $0.20 per share and a conditional warrant for accrued interest for 564,394 shares exercisable at $0.60 per share and a conditional warrant for damages for 255,811 shares exercisable at $0.40 per share. The Estate owns a convertible promissory note in the principal amount of $225,000 convertible at $0.20 per share, a Class A Interest Warrant for 326,799 shares exercisable at $0.20 per share, a Class A-1 Damages Warrant for 151,621 shares exercisable at $0.40 per share, a Class A Principal Warrant for 1,125,000 shares exercisable at $0.20 per Share and a Warrant for accrued interest for 163,400 shares exercisable at $0.60 per share and a conditional warrant for damages for 75,811 shares exercisable at $0.40 per share. Mr. Bird was Ms. Weiner's father-in-law. The Ellen R. Weiner Family Trust disclaims any beneficial ownership of Mr. Bird's notes, associated warrants and underlying common stock. The Estate of Mr. Bird disclaims any beneficial ownership of such Trust's notes and associated warrants

9. Includes warrants to purchase 100,000 shares of common stock at an exercise price of $0.50; warrants to purchase
         100,000 shares of common stock at an exercise price of $0.17; warrants to purchase 555,556 shares of common stock at an exercise price of $0.18; warrants to purchase 555,556 shares of common stock at an exercise price of $0.18; warrants to purchase 194,118 shares of common stock at an exercise price of $0.17; and warrants to purchase 194,118 shares of common stock at an exercise price of $0.17.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

         The following describes all transactions since April 1, 2008, and all proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

         On June 29, 2009, Mr. Joyce, our Chief Executive Officer entered into an Option Suspension Agreement, whereby Mr. Joyce has agreed to not exercise his stock options pending the filing of amended articles of incorporation of the Company increasing the Company's authorized capital. Accordingly of Mr. Joyce's total options, 2,857,143 cannot be exercised until the amended articles of incorporation are filed, and 6,731,090 cannot be exercised until the later of June 9, 2010 or the filing of the amended articles of incorporation. The Agreement also provides Mr. Joyce certain protections in the event the Company shall undergo a Change of Control Transaction while his options are suspended. Such protections include the right to receive, in the form of cash payments, the positive value of his options (which remain subject to suspension) at the time of such transaction. A copy of the Option Suspension Agreement is filed as an Exhibit to this Report.

         In addition, Mr. Joyce has been granted 4,000,000 shares of restricted common stock, at a price per share of $0.24, which shall vest in equal installments over a thirty six month period commencing June 9, 2010; however such shares will not be issued until the filing of the amended articles of incorporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table presents fees for professional services billed by Squar, Milner, Peterson, Miranda & Williamson LLP ("Squar Milner") for the fiscal years ended March 31, 2009 and 2008:

                              Fiscal Year Ended March 31,
                                  2009         2008
                                --------     --------

          Audit Fees             $ 98,200     $ 85,000
          Audit Related Fees       32,400       20,000
          Tax Fees                 43,600       30,000
          All Other Fees               --           --
                                 --------     --------
                                 $174,200     $135,000
                                 ========     ========

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

         Our audit committee of the Board of Directors is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditor.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this report on Form 10-K:

1. Consolidated Financial Statements for the periods ended March 31, 2009 and 2008:

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

         10.15 Lease by and between Aethlon Medical, Inc. and San Diego Science Center (11)

         10.16 Consulting Agreement by and between Aethlon Medical, Inc. and Jean-Claude Chermann, PhD (11)

         10.17 Consulting Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry, Jr. (11)

         10.18 Patent License Agreement by and amongst Aethlon Medical, Inc., Hemex, Inc., Dr. Julian L. Ambrus and Dr. David O. Scamurra
                  (11)

         10.19 Employment Agreement by and between Aethlon Medical, Inc. and Dr. Richard H. Tullis (11)

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

         10.22 Consulting Agreement by and between Aethlon Medical, Inc. and Dr. Charles Bailey (13)

         10.23 Consulting Agreement by and between Aethlon Medical, Inc. and Dr. Ken Alibek (13)

         10.24 Stock Option Agreement by and between Aethlon Medical, Inc. and James A Joyce (14)

         10.25 Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis (14)

         10.26 Stock Option Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry, Jr. (14)

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

         10.40 Option Agreement by and between Aethlon Medical, Inc. and Trustees of Boston University(19)

         10.41    Warrant for the benefit of Fusion Capital Fund II, LLC(20)

         10.42 Common Stock Purchase Agreement by and between Aethlon Medical, Inc. and Fusion Capital Fund II, LLC dated March 21, 2007 (24)

         10.43 Registration Rights Agreement by and between Aethlon Medical, Inc. and Fusion Capital Fund II, LLC dated March 21, 2007(24)

         10.44 Form of Allonge to 10% Series A Convertible Notes dated March 5, 2007 by and between Aethlon Medical, Inc. and Christian Hoffman III(24)

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

         10.49    Option Suspension Agreement dated June 29, 2009*

         10.50    Letter Agreement between the Company and Mr. James A. Joyce
                  (27)

         10.51    Letter Agreement the Company and Mr. Richard H. Tullis (28)

         10.52    Form of Class C Common Stock Purchase Warrant (29)

         10.53    Form of 10% Convertible Note (30)

         10.54    Stock Option Agreement of James A. Joyce (31)

         10.55    Stock Option Agreement of Franklyn S. Barry (32)

         10.56    Stock Option Agreement of Edward G. Broenniman (33)

         10.57    Stock Option Agreement of Richard H. Tullis (34)

         10.58    Modification and Amendment Agreement dated
                  December 30, 2008 (35)

         10.59    Form of Interest Note dated December 30, 2008 (36)

         10.60    Form of Liquidated Damages Note dated December 30, 2008 (37)

         10.61    Form of Common Stock Purchase Warrant (38)

         10.62    Form of Unit Subscription Agreement (39)

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

(27) Filed with the Company's Current Report on Form 8-K dated July 25, 2008 and incorporated by reference.

(28) Filed with the Company's Current Report on Form 8-K dated July 31, 2008 and incorporated by reference.

(29) Filed with the Company's Current Report on Form 8-K dated August 12, 2008 and incorporated by reference.

(30) Filed with the Company's Current Report on Form 8-K dated August 12, 2008 and incorporated by reference.

(31) Filed with the Company's Current Report on Form 8-K dated December 19, 2008 and incorporated by reference.

(32) Filed with the Company's Current Report on Form 8-K dated December 19, 2008 and incorporated by reference.

(33) Filed with the Company's Current Report on Form 8-K dated December 19, 2008 and incorporated by reference.

(34) Filed with the Company's Current Report on Form 8-K dated December 19, 2008 and incorporated by reference.

(35) Filed with the Company's Current Report on Form 8-K dated January 2, 2009 and incorporated by reference.

(36) Filed with the Company's Current Report on Form 8-K dated January 2, 2009 and incorporated by reference.

(37) Filed with the Company's Current Report on Form 8-K dated January 2, 2009 and incorporated by reference.

(38) Filed with the Company's Current Report on Form 8-K dated January 20, 2009 and incorporated by reference.

(39) Filed with the Company's Current Report on Form 8-K dated January 2, 2009 and incorporated by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of July, 2009.

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


       SIGNATURE                          TITLE                      DATE
       ---------                          -----                      ----

/S/ JAMES A. JOYCE                  CHAIRMAN OF THE BOARD        JULY 2, 2009
-------------------------
    JAMES A. JOYCE

/S/ FRANKLYN S. BARRY, JR.          DIRECTOR                     JULY 2, 2009
--------------------------
    FRANKLYN S. BARRY, JR.

/S/ EDWARD G. BROENNIMAN            DIRECTOR                     JULY 2, 2009
--------------------------
    EDWARD G. BROENNIMAN

/S/ RICHARD H. TULLIS               DIRECTOR                     JULY 2, 2009
-------------------------
    RICHARD H. TULLIS

                              AETHLON MEDICAL, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2009


                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm.................... F-2

Consolidated Balance Sheets................................................ F-3

Consolidated Statements of Operations...................................... F-4

Consolidated Statements of Stockholders' Deficit........................... F-5

Consolidated Statements of Cash Flows...................................... F-19

Notes to Consolidated Financial Statements................................. F-21

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aethlon Medical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Aethlon Medical, Inc. and Subsidiaries (the "Company"), a development stage company, as of March 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended March 31, 2009 and for the period January 31, 1984 (Inception) through March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aethlon Medical, Inc. and Subsidiaries as of March 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended and for the period January 31, 1984 (Inception) through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations, is in default on certain debt agreements, has negative working capital of approximately $4,104,000 and a deficit accumulated during the development stage of approximately $38,311,000 at March 31, 2009. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP


NEWPORT BEACH, CALIFORNIA
JULY 1, 2009

-----------------------------------------------------------------------------------------------
                                      AETHLON MEDICAL, INC.
                                  (A Development Stage Company)
                                   CONSOLIDATED BALANCE SHEETS
                                    MARCH 31, 2009 and 2008
-----------------------------------------------------------------------------------------------

                                             ASSETS
                                                                  March 31, 2009  March 31, 2008
                                                                  --------------  --------------
CURRENT ASSETS
    Cash                                                           $      6,157    $   254,691
    Deferred financing costs                                                 --         71,139
    Prepaid expenses                                                     37,011          3,600
                                                                   ------------    -----------

TOTAL CURRENT ASSETS                                                     43,168        329,430

NON-CURRENT ASSETS
    Property and equipment, net                                           2,603          8,313
    Patents, net                                                        138,417        137,162
    Deposits                                                             13,200         13,200
                                                                   ------------    -----------

TOTAL ASSETS                                                       $    197,388        488,105
                                                                   ============    ===========


                             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                       $    460,074    $   351,261
    Due to related parties                                              634,896        949,063
    Notes payable, net of discounts                                     302,500        633,611
    Convertible notes payable, net of discounts                       2,069,720        152,530
    Warrant obligation                                                       --        633,095
    Other current liabilities                                           679,498      1,090,809
                                                                   ------------    -----------

TOTAL CURRENT LIABILITIES                                             4,146,688      3,810,369


COMMITMENTS AND CONTINGENCIES (Note 11)


STOCKHOLDERS' DEFICIT
    Common stock, par value of $0.001, 100,000,000 shares
      authorized; 49,454,131 and 38,991,151 issued and
      outstanding at March 31, 2009 and 2008, respectively               49,455         38,992
    Additional paid-in capital                                       34,312,659     28,866,000
    Deficit accumulated during the development stage                (38,311,414)   (32,227,256)
                                                                   ------------    -----------

TOTAL STOCKHOLDERS' DEFICIT                                          (3,949,300)    (3,322,264)
                                                                   ------------    -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    197,388    $   488,105
                                                                   ============    ===========

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.





-----------------------------------------------------------------------------------------------
                                     AETHLON MEDICAL, INC.
                                 (A Development Stage Company)
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED MARCH 31, 2009 AND 2008 AND
              FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2009
-----------------------------------------------------------------------------------------------
                                                                               JANUARY 31, 1984
                                                                            (INCEPTION) THROUGH
                                                  2009              2008         MARCH 31, 2009
                                              -------------------------------------------------

Grant income                                  $         --      $         --      $  1,424,012
Subcontract income                                      --                --            73,746
Sale of research and development                        --                --            35,810
                                              -------------------------------------------------
                                                        --                --         1,533,568

OPERATING EXPENSES
   Professional fees                               848,790         1,005,442         7,792,459
   Payroll and related                           1,626,579         1,363,950        11,125,726
   General and administrative                      447,885           523,196         5,898,082
   Impairment                                           --                --         1,313,253
                                              -------------------------------------------------
                                                 2,923,254         2,892,588        26,129,520
                                              -------------------------------------------------
OPERATING LOSS                                  (2,923,254)       (2,892,588)      (24,595,952)

OTHER (INCOME) EXPENSE
Loss on extinguishment of debt                   1,604,715           547,119         3,368,582
Change in fair value of warrant liability         (213,903)         (637,179)        1,621,618
Interest expense                                 1,772,863         1,319,487         8,354,770
Interest income                                     (2,771)               --           (20,186)
Other                                                   --            18,249           390,678
                                              -------------------------------------------------
                                                 3,160,904         1,247,676        13,715,462
                                              -------------------------------------------------

NET LOSS                                      $ (6,084,158)     $ (4,140,264)     $(38,311,414)
                                              =================================================

Basic and diluted net loss per share          $      (0.14)     $      (0.12)
                                              ===============================

Weighted average number of common
  shares outstanding - basic and diluted        42,948,049        34,395,562
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




--------------------------------------------------------------------------------------------------------------
                                             AETHLON MEDICAL, INC.
                                         (A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE YEARS ENDED MARCH 31, 2009 AND 2008 AND
                      FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2009
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





--------------------------------------------------------------------------------------------------------------
                                             AETHLON MEDICAL, INC.
                                         (A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE YEARS ENDED MARCH 31, 2009 AND 2008 AND
                      FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2009
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





---------------------------------------------------------------------------------------------------------------
                                             AETHLON MEDICAL, INC.
                                         (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE YEARS ENDED MARCH 31, 2009 AND 2008 AND
                       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2009
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





-----------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC.
                                          (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED MARCH 31, 2009 AND 2008 AND
                        FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2009
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





--------------------------------------------------------------------------------------------------------------------
                                                AETHLON MEDICAL, INC.
                                            (A Development Stage Company)
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   FOR THE YEARS ENDED MARCH 31, 2009 AND 2008 AND
                         FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2009
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




-------------------------------------------------------------------------------------------------------------------
                                               AETHLON MEDICAL, INC.
                                           (A Development Stage Company)
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  FOR THE YEARS ENDED MARCH 31, 2009 AND 2008 AND
                         FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2009
-------------------------------------------------------------------------------------------------------------------
                                                                                            DEFICIT
                                                                                          ACCUMULATED     TOTAL
                                               COMMON STOCK       ADDITIONAL   DEFERRED      DURING   STOCKHOLDERS'
                                          -------------------      PAID IN    CONSULTING  DEVELOPMENT     EQUITY
                                             SHARES    AMOUNT      CAPITAL       FEES        STAGE      (DEFICIT)
                                          ---------- ---------   -----------  ----------   ---------- -----------
Issuance of common stock to Fusion
Capital for fees                             418,604       419          (419)         --          --          --

Issuance of common stock at $0.34 per share
in connection with the conversion of notes
payable, including interest of $38,371       479,513       480       162,891          --          --     163,371

Issuance of common stock at $0.44 per
share in connection with the conversion
of notes payable                             113,636       114        49,886          --          --      50,000

Issuance of common stock at $0.25 per
share in connection with the conversion
of notes payable                              80,000        80        19,920          --          --      20,000

Issuance of common stock at $0.49 per
share in connection with the conversion
of notes payable                             174,606       175        85,382          --          --      85,557

Issuance of common stock at $1.75 per
share for services                            17,143        17        29,983          --          --      30,000

Issuance of common stock at $0.44 per
share for services                           265,273       265       116,455          --          --     116,720

Issuance of common stock at $0.70 per
share for services                            10,715        11         7,489          --          --       7,500

Issuance of common stock at $0.73 per
share for services                             6,850         7         4,993          --          --       5,000

Issuance of common stock at $0.55 per
share for services                            46,364        46        25,454          --          --      25,500

Issuance of common stock at $0.25 per
share for services                           165,492       165        41,208          --          --      41,373

Issuance of common stock at $0.45 per
share for services                            28,377        28        12,741          --          --      12,769

Issuance of common stock at $0.50 per
share for services for deferred
consulting services                           60,000        60        29,940     (30,000)         --          --

Issuance of common stock at $0.49 per
share for services                            25,087        25        12,318          --          --      12,343

Issuance of common stock at $0.45 per
share for services for deferred
consulting services                           66,666        67        29,933     (30,000)         --          --

Issuance of common stock at $0.37 per
share for services                            13,369        13         4,987          --          --       5,000

Issuance of common stock at $0.42 per
share for services                            19,231        19         7,981          --          --       8,000

Issuance of common stock at $0.39 per
share for services                            18,042        18         6,982          --          --       7,000

Issuance of common stock at $0.32 per
share for services                           162,678       163        52,382          --          --      52,545

Issuance of common stock at $0.31 per
share for services                            16,234        16         4,984          --          --       5,000

Issuance of common stock at $0.39 per
share for employee bonus                      22,500        22         8,754          --          --       8,776
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





----------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC.
                                          (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED MARCH 31, 2009 AND 2008 AND
                       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2009
----------------------------------------------------------------------------------------------------------------
                                                                                         DEFICIT
                                                                                       ACCUMULATED     TOTAL
                                          COMMON STOCK       ADDITIONAL   DEFERRED        DURING    STOCKHOLDERS'
                                     -------------------      PAID IN    CONSULTING    DEVELOPMENT     EQUITY
                                        SHARES    AMOUNT      CAPITAL       FEES          STAGE      (DEFICIT)
                                     ---------- ---------   -----------  ----------   ------------  ------------
Debt discount on debt issued with
detachable warrants                          --        --        84,000          --            --         84,000

Amortization of deferred consulting fees     --        --            --      30,000            --         30,000

Intrinsic value of options issued to
directors                                    --        --       424,262          --            --        424,262

Net loss                                     --        --            --          --     (2,096,951)   (2,096,951)
                                    -----------  --------    ----------   ---------     ----------    -----------
BALANCE - MARCH 31, 2005             17,014,696  $ 17,015  $ 16,088,280   $ (30,000)  $(19,142,264)  $(3,066,969)

Issuance of common stock at $0.28 per
share for cash                           35,947        36         9,964          --            --         10,000

Issuance of common stock at $0.26 per
share for cash                           38,256        38         9,962          --            --         10,000

Issuance of common stock at $0.26 per
share for cash                           38,401        38         9,962          --            --         10,000

Issuance of common stock at $0.25 per
share for cash                          201,165       201        49,799          --            --         50,000

Issuance of common stock at $0.25 per
share for cash                           80,466        80        19,920          --            --         20,000

Issuance of common stock at $0.25 per
share for cash                           80,466        80        19,920          --            --         20,000

Issuance of common stock at $0.25 per
share for cash                           80,466        80        19,920          --            --         20,000

Issuance of common stock at $0.25 per
share for cash                           80,466        80        19,920          --            --         20,000

Issuance of common stock at $0.18 per
share for cash                          100,000       100        17,500          --            --         17,600

Issuance of common stock at $0.25 per
Share for cash                          301,744       302        74,698          --            --         75,000

Issuance of common stock at varied
prices for cash                       2,485,249     2,485       767,512          --            --        769,997

Issuance of common stock at $0.76 per
share for cash                          568,181       568       431,249          --            --        431,818

Issuance of common stock at $0.25 per
share in connection with the
conversion of notes payable,
including interest
of $4,564                               140,000       140        34,860          --            --         35,000

Issuance of common stock at $0.20
per share in connection with the
conversion of convertible notes
payable, including
interest of $4,943                      174,716       175        34,768          --            --         34,943

Issuance of common stock at $0.31 per
share for services                        9,740        10         2,990          --            --          3,000

Issuance of common stock at $0.30 per
share for services                       25,134        25         7,475          --            --          7,500

Issuance of common stock at $0.25 per
share for services                       31,424        31         7,869          --            --          7,900

Issuance of common stock at $0.26 per
share for services                       19,084        19         4,981          --            --          5,000
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





----------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC.
                                          (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED MARCH 31, 2009 AND 2008 AND
                       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2009
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





----------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC.
                                          (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED MARCH 31, 2009 AND 2008 AND
                       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2009
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






-----------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC.
                                          (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED MARCH 31, 2009 AND 2008 AND
                        FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2009
-----------------------------------------------------------------------------------------------------------------
                                                                                         DEFICIT
                                                                                       ACCUMULATED     TOTAL
                                          COMMON STOCK       ADDITIONAL   DEFERRED        DURING    STOCKHOLDERS'
                                     -------------------      PAID IN    CONSULTING    DEVELOPMENT     EQUITY
                                        SHARES    AMOUNT      CAPITAL       FEES          STAGE      (DEFICIT)
                                     ---------- ---------   -----------  ----------   ------------  ------------
Reclassification of derivative
liabilities upon registration of
shares underlying
warrants                                     --        --     1,090,000          --            --      1,090,000

Net loss                                     --        --            --          --     (2,920,183)   (2,920,183)
                                    -----------  --------  ------------   ----------  -------------  ------------
BALANCE - MARCH 31, 2006             25,383,705  $ 25,380  $ 20,322,498   $ (44,917)  $(22,062,447)  $(1,759,484)
                                    -----------  --------  ------------   ----------  -------------  ------------
Issuance of common stock at varied
prices for cash                       2,649,773     2,650       794,097          --            --        796,747

Issuance of common stock at $0.18 per
share for cash                          555,556       556        99,444          --            --        100,000

Issuance of common stock at $0.30 per
share for cash                        1,333,333     1,333       398,667          --            --        400,000

Issuance of common stock at $0.24
per share in connection with the
conversion of notes payable,
including interest
of $18,750                              107,759       108        43,642          --            --         43,750

Issuance of common stock at $0.24 per
share for services                       33,058        33         7,967          --            --          8,000

Issuance of common stock at $0.25 per
share for services                      126,065       127        31,858          --            --         31,985

Issuance of common stock at $0.26 per
share for services                      156,485       156        40,349          --            --         40,505

Issuance of common stock at $0.27 per
share for services                       30,075        30         7,970          --            --          8,000

Issuance of common stock at $0.28 per
share for services                       43,819        44        12,256          --            --         12,300

Issuance of common stock at $0.29 per
share for services                       14,563        15         4,150          --            --          4,165

Issuance of common stock at $0.30 per
share for services                       18,454        19         5,531          --            --          5,550

Issuance of common stock at $0.31 per
share for services                       32,984        33        10,467          --            --         10,500

Issuance of common stock at $0.32 per
share for services                       52,722        53        17,947          --            --         18,000

Issuance of common stock at $0.34 per
share for services                       29,965        30         9,470          --            --          9,500

Issuance of common stock at $0.37 per
share for services                      132,765       133        48,725          --            --         48,858

Issuance of common stock at $0.40 per
share for services                        7,813         8         2,492          --            --          2,500

Issuance of common stock at $0.45 per
share for services                        3,363         3         1,497          --            --          1,500

Issuance of common stock at $0.47 per
share for services                       14,535        15         4,985          --            --          5,000
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





-----------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC.
                                          (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED MARCH 31, 2009 AND 2008 AND
                        FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2009
-----------------------------------------------------------------------------------------------------------------
                                                                                         DEFICIT
                                                                                       ACCUMULATED     TOTAL
                                          COMMON STOCK       ADDITIONAL   DEFERRED        DURING    STOCKHOLDERS'
                                     -------------------      PAID IN    CONSULTING    DEVELOPMENT     EQUITY
                                        SHARES    AMOUNT      CAPITAL       FEES          STAGE      (DEFICIT)
                                     ---------- ---------   -----------  ----------    -----------   -----------
Issuance of common stock at $0.50 per
share for services                       35,601        36        17,765          --            --         17,801

Issuance of common stock at $0.51 per
share for services                       21,078        21        10,728          --            --         10,749

Issuance of common stock at $0.53 per
share for services                       20,127        20         8,980          --            --          9,000

Issuance of common stock at $0.55 per
share for services                        4,545         5         2,495          --            --          2,500

Issuance of common stock at $0.58 per
share for services                       17,332        17         9,983          --            --         10,000

Issuance of common stock at $0.59 per
share for services                        8,532         9         4,991          --            --          5,000

Issuance of common stock at $0.61 per
share for services                        4,934         5         2,995          --            --          3,000

Issuance of common stock at $0.79 per
share for services                       10,095         9         7,990          --            --          8,000

Issuance of common stock at $0.81 per
share for services                        3,086         3         2,497          --            --          2,500

Adjustment for issuance of
cashless warrants                      (144,099)     (140)          140          --            --             --

Issuance of commitment shares         1,050,000     1,050        (1,050)         --            --             --

Interest expense related to beneficial
conversion feature                           --        --        50,000          --            --         50,000

Amortization of deferred consulting fees     --        --            --      44,917            --         44,917

Issuance of common stock for option
to obtain licensing rights
to cancer patent                         40,000        40        10,760          --            --         10,800

Stock compensation expense                   --        --        38,132          --            --         38,132

Issuance of common stock at $0.20 per
Share in settlement of
accrued liabilities                     114,130       114        22,997          --            --         23,111

Reclassification of derivative liabilities
upon registration of shares underlying
warrants                                     --        --    (1,090,000)         --            --     (1,090,000)

Net loss                                     --        --            --          --    (6,024,545)    (6,024,545)
                                     ----------  --------  ------------   ---------  -------------  -------------

BALANCE - MARCH 31, 2007             31,912,153  $ 31,914  $ 20,963,419   $      --  $(28,086,992)  $ (7,091,660)
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





-----------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC.
                                          (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED MARCH 31, 2009 AND 2008 AND
                        FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2009
-----------------------------------------------------------------------------------------------------------------
                                                                                         DEFICIT
                                                                                       ACCUMULATED     TOTAL
                                          COMMON STOCK       ADDITIONAL   DEFERRED        DURING    STOCKHOLDERS'
                                     -------------------      PAID IN    CONSULTING    DEVELOPMENT     EQUITY
                                        SHARES    AMOUNT      CAPITAL       FEES          STAGE      (DEFICIT)
                                     ---------- ---------   -----------  ----------  -------------  ------------
BALANCE - MARCH 31, 2007             31,912,153  $ 31,914  $ 20,963,419   $      --  $(28,086,992)  $(7,091,660)
                                    -----------  --------    ----------   ---------  -------------  ------------
Issuance of common stock at $0.50 per
share for cash                        2,560,000     2,560     1,187,840          --            --     1,190,400

Issuance of common stock at $1.00 per
share for cash                          100,000       100        99,900          --            --       100,000

Issuance of common stock at $0.24 per
share for services                       71,045        71        16,980          --            --        17,051

Issuance of common stock at $0.48 per
share for services                       41,999        42        19,958          --            --        20,000

Issuance of common stock at $0.49 per
share for services                       13,017        13         6,399          --            --         6,413

Issuance of common stock at $0.50 per
share for services                       45,380        45        22,645          --            --        22,690

Issuance of common stock at $0.53 per
share for services                       75,000        75        39,675          --            --        39,750

Issuance of common stock at $0.57 per
share for services                        7,895         8         4,492          --            --         4,500

Issuance of common stock at $0.58 per
share for services                       36,487        36        21,164          --            --        21,200

Issuance of common stock at $0.60 per
share for services                      120,033       120        71,490          --            --        71,610

Issuance of common stock at $0.61 per
share for services                      103,106       103        62,791          --            --        62,894

Issuance of common stock at $0.63 per
share for services                       10,174        10         6,440          --            --         6,450

Issuance of common stock at $0.65 per
share for services                        4,601         5         2,995          --            --         3,000

Issuance of common stock at $0.68 per
share for services                       17,127        17        11,583          --            --        11,600

Issuance of common stock at $0.69 per
share for services                        7,246         7         4,993          --            --         5,000

Issuance of common stock at $0.76 per
share for services                       17,061        17        12,983          --            --        13,000

Issuance of common stock at $0.78 per
share for services                       19,179        19        14,981          --            --        15,000

Exercise of cashless warrants            49,414        49           (49)         --            --            --

Issuance of common stock for
option exercises by director            250,000       250        94,750          --            --        95,000

Common stock units issued under
renegotiation of
convertible notes                     2,149,582     2,150     5,390,514          --            --     5,392,664

Beneficial conversion feature on
convertible debt                             --        --        38,197          --            --        38,197
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





-----------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC.
                                          (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED MARCH 31, 2009 AND 2008 AND
                        FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2009
-----------------------------------------------------------------------------------------------------------------
                                                                                         DEFICIT
                                                                                       ACCUMULATED     TOTAL
                                          COMMON STOCK       ADDITIONAL   DEFERRED        DURING    STOCKHOLDERS'
                                     -------------------      PAID IN    CONSULTING    DEVELOPMENT     EQUITY
                                        SHARES    AMOUNT      CAPITAL       FEES          STAGE      (DEFICIT)
                                     ---------- ---------   -----------  ----------  -------------  ------------
Issuance of common stock in exchange
for licensing rights                     15,152        15         4,985          --            --         5,000

Stock compensation expense                   --        --       487,093          --            --       487,093

Issuance of common stock in connection
with the conversion of notes payable  1,365,500     1,366       279,782          --            --       281,148

Net loss                                     --        --            --          --    (4,140,264)   (4,140,264)
                                     ----------  --------  ------------   ---------  ------------- -------------

BALANCE - MARCH 31, 2008             38,991,151  $ 38,992  $ 28,866,000    $     --  $(32,227,256) $ (3,322,264)
                                   ------------  --------  ------------   ---------  ------------- -------------
Issuance of common stock at $0.59 per
share for services                       10,170        10         5,990          --            --         6,000

Issuance of common stock under
licensing agreement                      10,849        11         5,739          --            --         5,750

Issuance of common stock at $0.45 per
share for services                        6,667         7         2,993          --            --         3,000

Issuance of common stock at $0.50 per
share for cash                        1,000,000     1,000       499,000          --            --       500,000

Issuance of common stock in connection
with the conversion of notes payable    232,033       232        39,093          --            --        39,325

Issuance of common stock at $0.41 per
share for services                       25,610        26        10,474          --            --        10,500

Issuance of common stock in connection
with the conversion of accounts
payable due to related parties        1,015,050     1,015       331,264          --            --       332,279

Issuance of common stock in connection
with the payment of interest and
damages to convertible noteholders      966,750       967       472,741          --            --       473,708

Issuance of common stock at $0.45 per
share for legal services                110,138       110        49,452          --            --        49,562

Issuance of common stock at $0.40 per
share for services                       38,150        38        15,222          --            --        15,260

Issuance of common stock at $0.50 per
Share under warrant exercises           770,000       770       191,730          --            --       192,500

Issuance of common stock at $0.50 per
share under warrant exercises           200,000       200        49,800          --            --        50,000

Issuance of common stock at $0.19 per
share for legal services                 98,684        99        18,651          --            --        18,750

Issuance of common stock at $0.28 per
share for legal services                 59,950        60        16,546          --            --        16,606

Issuance of common stock at $0.25 per
share for cash                          700,000       700       165,550          --            --       166,250

Issuance of common stock at $0.25 per
share for legal services                338,099       338        83,950          --            --        84,288

Record warrant expense on the issuance
of units for accrued interest                --        --       425,680          --            --       425,680


-----------------------------------------------------------------------------------------------------------------
                        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.



-----------------------------------------------------------------------------------------------------------------
                                              AETHLON MEDICAL, INC.
                                          (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED MARCH 31, 2009 AND 2008 AND
                        FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2009
-----------------------------------------------------------------------------------------------------------------
                                                                                         DEFICIT
                                                                                       ACCUMULATED     TOTAL
                                          COMMON STOCK       ADDITIONAL   DEFERRED        DURING    STOCKHOLDERS'
                                     -------------------      PAID IN    CONSULTING    DEVELOPMENT     EQUITY
                                        SHARES    AMOUNT      CAPITAL       FEES          STAGE      (DEFICIT)
                                     ---------- ---------   -----------  ----------  -------------  ------------

Record warrants and discount on
Convertible notes                            --        --       163,402          --            --       163,402

Issuance of common stock at $0.25 per
share for services                       23,636        24         5,976          --            --         6,000

Issuance of common stock at $0.26 per
share for services                       77,192        77        19,993          --            --        20,070

Issuance of common stock at $0.26 per
share for services                       35,000        35         8,365          --            --         8,400

Issuance of common stock at $0.33 per
share for services                       15,337        15         4,985          --            --         5,000

Reclass remainder of derivative
liability to additional paid-in
capital due to registration of warrants      --        --       419,192          --            --       419,192

Estimated value of equity instruments
granted in debt restructuring                --        --       711,541          --            --       711,541

Issuance of common stock at $0.15 per
share for cash                        1,320,000     1,320       200,610          --            --       201,930

Issuance of common stock at $0.21 per
share for services                       38,810        39         8,111          --            --         8,150

Issuance of common stock at $0.17 per
share for services                       67,059        67        11,333          --            --        11,400

Issuance of common stock under
licensing agreement                      23,566        24         5,726          --            --         5,750

Issuances of common stock under
conversions of notes payable          2,569,727     2,570       680,212          --            --       682,782

Issuance of common stock at $0.19 per
share for services                       28,947        27         5,471          --            --         5,498

Issuance of common stock at $0.17 per
share for services                       78,743        79        13,701          --            --        13,780

Issuance of common stock at $0.17 per
share for services                       53,706        54         9,076          --            --         9,130

Issuance of common stock in
connection with the payment of
interest to convertible
noteholders                             168,750       169        30,206          --            --        30,375

Issuance of common stock at $0.17 per
share for services                       50,000        50         8,450          --            --         8,500

Issuance of common stock at $0.17 per
share for services                       33,333        33         5,467          --            --         5,500

Issuance of common stock at $0.20 per
share for legal services                 63,369        63        12,412          --            --        12,475

Issuance of common stock at $0.19 per
share for services                       28,947        29         5,471          --            --         5,500

Stock-based compensation expense        204,708       205       733,084          --            --       733,289

Net loss                                     --        --            --          --    (6,084,158)   (6,084,158)
                                     ----------  --------  ------------   ---------  ------------- -------------

BALANCE - MARCH 31, 2009             49,454,131  $ 49,455  $ 34,312,659    $     --  $(38,311,414) $ (3,949,300)
                                   ------------  --------  ------------   ---------  ------------- -------------

-----------------------------------------------------------------------------------------------------------------
                        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.





---------------------------------------------------------------------------------------------------------------
                                             AETHLON MEDICAL, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED MARCH 31, 2009 AND 2008 AND
                       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2009
---------------------------------------------------------------------------------------------------------------
                                                                                               January 31, 1984
                                                                                                  (Inception)
                                                                                                    Through
                                                                  2009              2008         March 31, 2009
                                                                -----------------------------------------------

Cash flows from operating activities:
     Net loss                                                  $ (6,084,158)     $ (4,140,264)    $(38,311,414)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                              16,281            21,550        1,045,224
          Amortization of deferred consulting fees                       --                --          109,000
          Gain on settlement of debt                                     --                --         (131,175)
          Loss on on debt extinguishment and on issuance of
          units for accrued interest and damages                  1,604,715           547,119        3,368,582
          Loss on settlement of accrued legal liabilities                --                --          142,245
          Gain on sale of property and equipment                         --                --          (13,065)
          Change in estimated fair value of warrant liability      (213,903)         (637,179)       1,621,618
          Fair market value of warrants issued in connection
            with accounts payable and debt related costs                 --                --        2,715,736
          Fair market value of common stock, warrants and
            options issued for services and interest                334,870           325,157        4,146,943
          Stock based compensation                                  733,289           487,093        1,682,776

          Amortization of debt discount                           1,517,132         1,195,863        3,998,782
          Impairment of patents and patents pending                      --                --          416,026
          Impairment of goodwill                                         --                --          897,227
          Deferred compensation forgiven                                 --                --          217,223

          Changes in operating assets and liabilities:
               Prepaid expenses                                      (3,452)              970          154,485
               Other assets                                              --                --          (13,200)
               Accounts payable and accrued liabilities             309,695           140,355        2,499,166
               Due to related parties                                 8,143           (44,936)       1,285,707
                                                               ------------------------------------------------

     Net cash used in operating activities                       (1,777,388)       (2,104,272)     (14,168,114)
                                                              -------------------------------------------------

Cash flows from investing activities:
     Purchases of property and equipment                             (1,407)           (4,746)        (272,850)
     Patents and patents pending                                    (10,419)           (6,797)        (387,343)
     Proceeds from the sale of property and equipment                    --                --           17,065
     Cash of acquired company                                            --                --           10,728
                                                              -------------------------------------------------

     Net cash used in investing activities                          (11,826)          (11,543)        (632,400)
                                                              -------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued.........




-----------------------------------------------------------------------------------------------------------------
                                                AETHLON MEDICAL, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED MARCH 31, 2009 AND 2008 AND
                    FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2009 (CONTINUED)
-----------------------------------------------------------------------------------------------------------------
                                                                                                  January 31, 1984
                                                                                                     (Inception)
                                                                                                       Through
                                                                     2009              2008         March 31, 2009
                                                                 ------------------------------------------------

Cash flows from financing activities:
     Net proceeds from the issuance of notes payable                       --           640,000         2,350,000
     Principal repayments of notes payable                                 --           (60,000)         (352,500)
     Proceeds from the issuance of convertible notes payable          430,000            60,000         2,568,000
     Net proceeds from the issuance of common stock                 1,110,680         1,290,400        10,317,902
     Professional fees related to registration statements                  --                --           (76,731)
                                                                 ------------      ------------      ------------

     Net cash provided by financing activities                      1,540,680         1,930,400        14,806,671
                                                                 ------------      ------------      ------------

Net (decrease) increase in cash                                      (248,534)         (185,415)            6,157

Cash at beginning of period                                           254,691           440,106                --
                                                                 ------------      ------------      ------------

Cash at end of period                                            $      6,157      $    254,691      $      6,157
                                                                 ============      ============      ============

Supplemental disclosure of cash flow information
 - Cash paid during the period for:
          Interest                                               $         --      $      3,717      $    266,975
                                                                 ============      ============      ============
          Income taxes                                           $         --      $         --      $     13,346
                                                                 ============      ============      ============

Supplement schedule of noncash investing and financing activities:

Conversion of debt and accrued interest to common stock          $    722,106      $    316,375      $  3,519,192
                                                                 ============      ============      ============

Stock option exercise by director for accrued expenses           $         --      $     95,000      $     95,000
                                                                 ============      ============      ============

Conversion of amounts due to officers and
   directors into common stock                                   $    332,279      $         --      $    332,279
                                                                 ============      ============      ============

Debt discount on notes payable associated with
   detachable  warrants                                          $    150,095      $         --      $  1,304,955
                                                                 ============      ============      ============

Issuance of common stock, warrants and options in
   settlement of accrued expenses and due to related
   parties                                                       $         --      $         --      $  1,003,273
                                                                 ============      ============      ============
Reclassification of derivative liability to
   additional paid-in capital                                    $    419,192      $         --      $    419,192
                                                                 ============      ============      ============
Additional convertible debt issued in connection with
   debt restructuring                                            $    573,211      $         --      $    573,211
                                                                 ============      ============      ============
Issuance of common stock in connection with license
   agreements                                                    $         --      $         --      $     18,000
                                                                 ============      ============      ============
Net assets of entities acquired in exchange for equity
   securities                                                    $         --      $         --      $  1,597,867
                                                                 ============      ============      ============
Debt placement fees paid by issuance of warrants                 $     13,307      $         --      $    856,845
                                                                 ============      ============      ============
Patent pending acquired for 12,500 shares of common stock        $         --      $         --      $    100,000
                                                                 ============      ============      ============
Common stock issued for prepaid expenses                         $         --      $         --      $    161,537
                                                                 ============      ============      ============
Licensing rights acquired with common stock issuance             $     11,500      $      5,000      $     27,300
                                                                 ============      ============      ============


-------------------------------------------------------------------------------------------------------------------
                           SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aethlon Medical, Inc. ("Aethlon", the "Company", "we" or "us") engages in the research and development of a medical device known as the Hemopurifier(R) that removes harmful substances from the blood. Aethlon is in the development stage on the Hemopurifier(R) and significant research and testing are still needed to reach commercial viability. Any resulting medical device or process will require approval by the U.S. Food and Drug Administration ("FDA") or the regulatory agency of any foreign country where it intends to sell its device. Aethlon has submitted an Investigational Device Exemption ("IDE") to the FDA. Some of our patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, the Company believes that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier(R) treatment technology.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred continuing losses from operations, is in default on certain debt agreements, has negative working capital of approximately $4,104,000, recurring losses from operations and a deficit accumulated during the development stage of approximately $38,311,000 at March 31, 2009, which among other matters, raises substantial doubt about its ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company intends to fund operations through debt and/or equity financing arrangements, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2010. Therefore, the Company will be required to seek additional funds to finance its current and long-term operations.

The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes that its cash on hand and funds expected to be received from additional private investment will be sufficient to meet its liquidity needs for fiscal 2010. However, no assurance can be given that the Company will receive any funds in addition to the funds it has received to date.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

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

USE OF ESTIMATES

The Company prepares its consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP"), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, realization of long-lived assets, valuation of derivative liabilities, estimating fair value associated with debt and equity transactions and valuation of deferred tax assets. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's cash, accounts payable and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of certain convertible notes and related warrants at March 31, 2009 approximates $1,542,373 based upon a third party valuation report that we commissioned. Warrants classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being report in current period results of operations.

Management has concluded that it is not practical to determine the estimated fair value of amounts due to related parties because the transactions cannot be assumed to have been consummated at arm's length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments, if any, and the associated potential costs.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at a single financial institution in a checking account and a related cash management account. In October 2008, the Federal Deposit Insurance Corporation ("FDIC") increased the maximum level of deposit insurance at financial institutions from $100,000 to $250,000. Our cash balances were in excess of such insured amounts that were then in effect by $0 and $155,000 at March 31, 2009 and 2008, respectively.

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------


INCOME TAXES

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

In May 2007, the Financial Accounting Standards Board ("FASB") issued Staff Position FIN 48-1, "Definition of SETTLEMENT in FASB Interpretation No. 48" ("FSP FIN 48-1"), which amends FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN 48," together with FSP FIN 48-1 referred as "FIN 48, as amended"). As of April 1, 2007, we adopted the provisions of FIN 48, as amended, which clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." FIN 48, as amended, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position an entity takes or expects to take in a tax return. To recognize a tax position, the tax position must be more-likely-than-not sustainable upon examination by the relevant taxing authority, and the relevant measurement of the position must be the largest amount of benefit that we would more than 50% likely realize upon settlement. We would recognize the benefit of a position in the interim reporting period during which it meets the threshold, unless we effectively settle it earlier through examination, negotiation, or litigation or the applicable statute of limitations period expires.

The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. As of March 31, 2009, the Company did not increase or decrease liability for unrecognized tax benefit related to tax positions in prior period nor did the company increase its liability for any tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the fiscal years ended March 31, 2009 and 2008.

LOSS PER SHARE

Basic loss per share is computed by dividing net income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued, and if the additional common shares were dilutive. As the Company had net losses for all periods presented, basic and diluted loss per share are the same, and additional common stock equivalents have been excluded as their effect would be antidilutive.

The potentially dilutive common shares outstanding for the fiscal years ended March 31, 2009 and 2008, which include shares underlying outstanding stock options, warrants and convertible debentures were 45,827,651 and 29,845,343, respectively.

SEGMENTS

We currently operate in one segment, and accordingly, no additional segment related disclosures are required.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK-BASED COMPENSATION

Employee stock options and rights to purchase shares under stock participation plans are accounted for under the fair value method. Accordingly, share-based compensation is measured when all granting activities have been completed, generally the grant date, based on the fair value of the award. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board) on the date of grant. Compensation cost recognized by the Company includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. We use a Binomial Lattice option pricing model for estimating fair value of options granted.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION (continued)

The following table summarizes the effect of share-based compensation recorded during the years ended March 31, 2009 and 2008:

                                           March 31, 2009       March 31, 2008
                                           --------------       --------------
Stock Option Expense                       $      679,924       $      487,093
Direct Stock Grants                                53,365                   --
                                           --------------       --------------
Total Stock-Based Compensation Expense     $      733,289       $      487,093
                                           ==============       ==============

Basic and diluted loss per common share    $        (0.02)      $        (0.01)
                                           ==============       ==============

We account for transactions involving services provided by third parties where we issue equity instruments as part of the total consideration using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable. In transactions, when the value of the goods and/or services are not readily determinable and (1) the fair value of the equity instruments is more reliably measurable and (2) the counterparty receives equity instruments in full or partial settlement of the transactions, we use the following methodology:

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

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2009 was insignificant.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PATENTS

Patents include both foreign and domestic patents. There were several patents pending at March 31, 2009. We capitalize the cost of patents and patents pending, some of which were acquired, and amortizes such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. The unamortized costs of patents and patents pending is written off when we determine there is no future benefit to those assets.

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

REGISTRATION PAYMENT ARRANGEMENTS

We account for contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement separately from any related financing transaction agreements, and any such contingent obligations are recognized only when it is determined that it is probable that the Company will become obligated for future payments and the amount, or range of amounts, of such future payments can be reasonably estimated. On October 2008, the SEC declared effective a registration statement that covered all of the shares and warrants that had previously been generating liquidated damages pursuant to registration rights agreements and as a result, we ceased recording such liquidated damages at that time.

As of March 31, 2009, we did not owe any liquidated damages.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred approximately $649,000 and $797,000 of research and development expenses for the years ended March 31, 2009 and 2008, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidate financial statements.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In December 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS," ("SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 applies to certain assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. This Statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.

SFAS No. 157 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

      Level 1: Quoted market prices in active markets for identical assets or liabilities.

      Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

      Level 3: Unobservable inputs that are not corroborated by market data.

Our adoption of SFAS 157 for our financial assets and liabilities on April 1, 2008 did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued Staff Position ("FSP") FAS 157-2 ("FSP FAS 157-2") which defers the effective date of SFAS 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis until years beginning after November 15, 2008. We are currently reviewing the adoption requirements of FSP FAS 157-2 related to our nonfinancial assets and liabilities and has not yet determined the impact, if any, this will have on its consolidated financial statements.


The fair value of our warrant liabilities is determined based on observable market based inputs or unobservable inputs that are corroborated by market data, which is a Level 3 classification.

The following outlines the significant weighted average assumptions we used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing model:

                                       Fiscal Year Ended March 31, 2009
                                       -----------------------------------
Risk free interest rate                       0.94% - 3.01%
Average expected life                          3 - 5 years
Expected volatility                           83.6% - 103.0%
Expected dividends                                None

We did not make any changes to our valuation techniques compared to the prior fiscal year.

We also obtained a third party valuation in connection with our December 2008 note restructuring (see Note 5). The third party valuation firm used level 3 inputs in its measurement techniques. As a result of that valuation, we adjusted our preliminary loss on debt extinguishment of $1,063,344 to $977,452.

The table below sets forth a summary of changes in the fair value of our Level 3 assets and liabilities for the year ended March 31, 2009.

                                                      Change in
                                                    estimated fair
                                        Transfers   value recognized
                            April 1,   into Equity    in results       March 31,
                              2008    (See Note 6)   of operations       2009
                          -----------  ---------     ------------      ---------

Warrant derivative
Liability(1)              $   633,095  ($ 419,192)   ($   213,903)     $      --


(1) At March 31, 2008 we had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with a fair value of $633,095. In October 2008, the derivative liability was reclassified to equity at its fair value of $419,192 on the reclassification date. The warrants were valued using Level 3 inputs because there are significant unobservable inputs associated with them.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet elected to use the fair value option, and as such, our adoption SFAS No. 159 as of April 1, 2008 did not have a material impact on our consolidated financial statements.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSB APB 14-1"). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required and a cumulative-effect adjustment is recognized as of the beginning of the first period presented. This standard is effective for us in the first quarter of fiscal year 2010. We are currently evaluating the impact of FSP APB 14-1 on our financial position and on our results of operations.

In June 2008, the FASB ratified the Emerging Issues Task Force ("EITF") Issue No. 07-5, "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's own Stock" ("EITF 07-5"). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and
(b) classified in stockholders' equity in the statement of financial position would not be consider a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. We have outstanding warrants to purchase common stock that have been preliminarily evaluated as ineligible for equity classification under EITF 07-5 because of certain provision that may result in an adjustment to the exercise price of the warrants. Accordingly, the adjustment feature may cause the warrant to fail to be indexed solely to our stock. The warrants would therefore be classified as liabilities and re-measured at fair value with changes in the fair value recognized in operating results. We have not completed our analysis of these instruments nor determined the effects of pending adoption, if any, on our consolidated financial statements

In April 2009, the FASB issued FSP FAS 107-1/APB 28-1 ("FSP 107-1"), which is entitled "Interim Disclosures about Fair Value of Financial Instruments." This pronouncement amended SFAS No 107, Disclosures about Fair Value of Financial Instruments, to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. FSP 107-1 also amended APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009 if a company also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, and FSP FAS 115-2/FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. We have not completed our analysis nor determined its effects on our financial position or results of operations.

In April 2009, the FASB also issued FSP FAS 157-4, which generally applies to all assets and liabilities within the scope of any accounting pronouncements that require or permit fair value measurements. This pronouncement, which does not change SFAS No. 157's guidance regarding Level 1 inputs, requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value in accordance with SFAS No. 157, and (iii) ignore the intent to hold the asset or liability when estimating fair value. FSP FAS 157-4 also provides guidance to consider in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption of FSP FAS 157-4 also requires early adoption of the pronouncement described in the following paragraph. However, early adoption for periods ended before March 15, 2009 is not permitted. We have not completed our analysis nor determined its effects on our financial position or results of operations.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In April 2009, the FASB issued FSP FAS 115-2 and 124-2 (hereinafter referred to as "FAS 115-2/124-2"), which amends the other-than-temporary impairment ("OTTI") recognition guidance in certain existing U.S. GAAP (including SFAS No. 115 and 130, FSP FAS 115-1/FAS 124-1, and EITF Issue 99-20) for debt securities classified as available-for-sale and held-to-maturity. FAS 115-2/124-2 requires the entity to consider (i) whether the entire amortized cost basis of the security will be recovered (based on the present value of expected cash flows), and (ii) its intent to sell the security. Based on the factors described in the preceding sentence, this pronouncement also explains the process for determining the OTTI to be recognized in "other comprehensive income" (generally, the impairment charge for other than a credit loss) and in earnings. FAS 115-2/124-2 does not change existing recognition or measurement guidance related to OTTI of equity securities. This pronouncement is effective as described in the preceding paragraph. Certain transition rules apply to debt securities held at the beginning of the interim period of adoption when an OTTI was previously recognized. If an entity early adopts either FSP 107-1 or FSP FAS 157-4, the entity is also required to early adopt this pronouncement. In addition, if an entity early adopts FAS 115-2/124-2, it is also required to early adopt FSP FAS 157-4. We have not completed our analysis nor determined its effects on our financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) replaces the cost-allocation process of SFAS No. 141, "Business Combinations" ("SFAS 141") which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This statement applies prospectively and is effective for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. We do not believe the adoption of SFAS 141(R) will have a material effect on our consolidated financial statements.

The Sarbanes-Oxley Act of 2002 ("the Act") introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we are first required to issue our management report on internal control over financial reporting in this annual report on Form 10-K for the fiscal year ending March 31, 2009. Based on current SEC requirements, we will not be required to have our auditor attest to management's assessment until our fiscal year ending March 31, 2010.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

2. PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

                                            March 31, 2009     March 31, 2008
                                            ---------------    --------------
Furniture and office equipment at cost      $      267,687     $      266,280
Accumulated depreciation                          (265,084)          (257,967)
                                            ---------------    --------------
                                            $        2,603    $         8,313
                                            ===============    ==============

Depreciation expense for the years ended March 31, 2009 and 2008 approximated $7,000 and 12,000, respectively.

3. PATENTS

Patents consist of the following:

                                            March 31, 2009     March 31, 2008
                                            ---------------    --------------

Patents                                     $      157,442     $      157,442
Patents pending and trademarks                      34,310             23,891
Accumulated amortization                           (53,335)           (44,171)
                                            ---------------    --------------
                                            $      138,417    $       137,162
                                            ===============    ==============

Amortization of patents for the years ended March 31, 2009 and 2008 approximated $9,000 and $11,000, respectively. Amortization expense on patents is estimated to be approximately $9,000 per year for the next five fiscal years.

4. NOTES PAYABLE

Notes payable consist of the following at March 31, 2009:

                               Face Amount of                    Notes Payable,
                                Notes Payable  Note Discounts   Net of Discounts
                                -------------  --------------   ----------------
12% Notes payable, all past due  $   297,500            --         $   297,500
10% Note payable, past due             5,000            --               5,000
                                 -----------     ---------         -----------

  Total Notes Payable            $   302,500     ($     --)        $   302,500
                                 ===========     =========         ===========

Notes payable consist of the following at March 31, 2008:

                               Face Amount of                    Notes Payable,
                                Notes Payable  Note Discounts   Net of Discounts
                                -------------  --------------   ----------------
12% Notes payable, all past due  $   347,500            --         $ 347,500
10% Note payable, past due             5,000            --             5,000
8% Note payable                      495,000     (275,000)           220,000
2008 9% Note payable                 220,000     (158,889)            61,111
                                 -----------     ---------         ---------

  Total Notes Payable            $ 1,067,500   ($ 433,889)         $ 633,611
                                 ===========     =========         =========

During the fiscal year ended March 31, 2009, we restructured our 8% and 9% Notes and for accounting purposes, we recorded an extinguishment loss of approximately $977,000 (See Note 5 for further description). Our plans to satisfy the remaining outstanding balance on the 12% and 10% Notes include repayment with available funds or converting the notes to common stock at market value.

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On January 26, 2009, a holder of $50,000 of the 12% Notes converted his principal balance and $56,723 of accrued interest to common stock at the then current market price of $0.17 per share. At March 31, 2009, 12% Notes with a principal balance of $297,500 are outstanding, all which are past due, in default, and bearing interest at the default rate of 15%. At March 31, 2009, interest payable on the 12% Notes totaled $285,594.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

4. NOTES PAYABLE (continued)

10% NOTES

From time to time, we issued notes payable ("10% Notes") to various investors, bearing interest at 10% per annum, with principal and interest due six months from the date of issuance. The 10% Notes required no payment of principal or interest during the term. The total amount of the original notes issued was $275,000. One 10% Note in the amount of $5,000, which is past due and in default, remains outstanding at March 31, 2009. At March 31, 2009, interest payable on this note totaled $3,875.

Management's plans to satisfy the remaining outstanding balance on these 12% and 10% Notes include converting the notes to common stock at market value or repayment with available funds.

8% NOTES

In December 2007, we issued notes payable ("8% Notes") to two accredited investors in the aggregate amount of $495,000 with 8% interest maturing on September 5, 2008. In conjunction with the issuance of the 8% Notes, we also issued three year warrants to acquire 1,485,000 shares of Common Stock at $0.50 per share.

Under this transaction, we were obligated to issue registered common shares, underlying the warrants. This warrant obligation did not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at the commitment date, we did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation was classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No.00-19. The warrants were valued at $693,050 on the commitment date using a Binomial Lattice option pricing model. Such amount was recorded as a derivative liability with an offsetting debt discount recorded against the $495,000 face amount of the 8% Notes and the remaining $198,050 recorded as interest expense. The debt discount was amortized to expense over the term of the 8% Notes.

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

Under this transaction, we were obligated to issue registered common shares, underlying the warrants. This warrant obligation did not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at the commitment date, we did not have any uncommitted registered common shares to settle the warrant obligation and accordingly, such obligation was classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No. 00-19. The warrants were valued at $222,450 on the commitment date using a Binomial Lattice option pricing model. Such amount was recorded as a derivative liability with an offsetting debt discount recorded against the $220,000 face amount of the 2008 9% Notes and the remaining $2,450 recorded as interest expense. The debt discount is amortized to expense over the term of the 2008 9% Notes.

On October 8, 2008, our registration statement covering the warrants underlying the 8% and 9% Notes was declared effective. Consequently, the fair value of the warrant liability on that date of $419,192 was reclassified into equity in accordance with EITF 00-19. On December 30, 2008, the 8% Notes were restructured into convertible notes. See Note 5 "Conversion and Restructuring of 8% and 9% Notes"

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following at March 31, 2009:


                                                                               Net
                                              Principal       Discount       Amount
                                              ---------      ---------     ---------

Amended Series A 10% Convertible Notes        $ 900,000      $      --     $  900,000
2008 10% Convertible Notes                       45,000         (8,683)        36,317
December 2006 10% Convertible Notes              17,000             --         17,000
Restructured December 2008 10% Convertible
  Notes and Related Convertible Notes         1,116,403             --      1,116,403
                                             ----------     -----------    ----------
  Total - Convertible Notes                  $2,078,403    $    (8,683)    $2,069,720
                                             ==========    ============    ==========

Convertible Notes Payable consist of the following at March 31, 2008:

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

At March 31, 2009, $17,000 of the December 10% Notes remained outstanding and in default.

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

5. CONVERTIBLE NOTES PAYABLE (continued)

On November 2007, we entered into Amended and Restated 10% Series A Convertible Promissory Notes (the "Amended Notes") with the holders of certain promissory notes that we previously issued (the "Prior Notes"), and all amendments to the Prior Notes.

The Amended Notes, in the principal amount of $1,000,000, are convertible into an aggregate of 5,000,000 shares of our Common Stock and matured on February 15, 2009. The Amended Notes provided for the payment of accrued and default interest through December 31, 2007 in the aggregate amount of $295,248 paid in units ("Units") at a fixed rate of $0.20 per Unit, each Unit consisting of one share of our Common Stock and one Class A Common Stock Purchase Warrant (the "Class A Warrant") to purchase one share of our Common Stock at a fixed exercise price of $0.20 per share. If the Holders exercise the Class A Warrants on or before February 15, 2010, we will issue them one Class B Common Stock Purchase Warrant (the "Class B Warrant") for every two Class A Warrants exercised. The Class B Warrants will have a fixed exercise price of $0.60 per share.

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

5. CONVERTIBLE NOTES PAYABLE (continued)

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

In order to satisfy the accrued interest for the December 2008 quarter, on February 18, 2009, we issued 168,750 shares of restricted common stock, valued at the closing price of $0.18, and 168,750 warrants with a strike price of $0.20 in payment of accrued interest of $33,750 per the payment formula in the Loan Agreement. The difference in value of equity instruments issued upon settlement and the liabilities settled resulted in a non-cash loss on settlement of $19,355.

We have not yet paid an agreed amount of legal fees, which total $32,970 and are accrued in our accounts payable, associated with the amendment to the notes. We are currently in discussions with the noteholders regarding the terms of a potential extension to the notes but there can be no assurance such an extension will be finalized on terms acceptable to us or at all.

2008 10% CONVERTIBLE NOTES

During the year ended March 31, 2009, we raised an aggregate amount of $430,000 from the sale to accredited investors of 10% convertible notes and warrants ("2008 10% Convertible Notes"). The 2008 10% Convertible Notes mature at various dates between January 2010 through March 2010 and are convertible into our common stock at a fixed conversion price of $0.50 per share prior to maturity and the warrants are exercisable at $0.50 per share for a period of three years ending between July and September 2011. In connection with this financing, we agreed to pay to the investment banking firm that arranged this sale a cash commission of seven percent of the proceeds and warrants equal to seven percent of the gross capital raised which we accounted for as deferred financing costs and which are being amortized over the terms of convertible notes.

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

During the three months ended March 31, 2009, a holder of $385,000 of the 2008 10% Convertible Notes converted his principal and $19,250 of accrued interest to common stock at $0.50 per share per the terms of the 2008 10% Convertible Notes.

2008 10% Convertible Notes in the aggregate amount of $45,000 remain outstanding at March 31, 2009. At March 31, 2009, interest payable on those notes totaled $2,978.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

5. CONVERTIBLE NOTES PAYABLE (continued)

CONVERSION AND RESTRUCTURING OF 8% NOTES AND 2008 9% NOTES INTO RESTRUCTURED DECEMBER 2008 10% CONVERTIBLE NOTES

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

The following table summarizes the number of shares of our Common Stock issuable upon the conversion of the restructured December 2008 10% convertible notes using the floor conversion price of $0.15 per common share:

              Modified Original Notes   4,766,667
              New Notes                 3,821,407
                                        ---------
              Total                     8,588,074
                                        =========

For accounting purposes, the restructuring and amendment of the 8% and 9% Notes into December 2008 10% Convertible Notes was treated as an extinguishment pursuant to EITF Issue No. 06-6. The changes in the note agreements, the granting of a conversion feature and the extension of the warrants were considered substantive as prescribed in that consensus. We initially recorded an estimated loss on extinguishment of $1,063,344. We subsequently retained a third party valuation firm to assess the fair value of the December 2008 10% Convertible Notes and related warrants. Based on that third party valuation, we reduced the loss on extinguishment to $977,452 as follows:

              Reacquisition Price (fair value of notes
                 and warrants as amended)                             $1,909,877

              Less amounts relieved at date of extinguishment
              Accrued interest and accrued damages                     (217,425)
              Principal balance of original notes                      (715,000)
                                                                     ----------
                Loss on debt extinguishment                          $  977,452
                                                                     ==========

During the three months ended March 31, 2009, holders of the Restructured December 2008 10% Convertible Notes and Related Convertible Notes converted $171,808 of their principal balance and $1,808 of accrued interest to common stock per the terms of the Restructured December 2008 10% Convertible Notes and Related Convertible Notes.

EXTINGUISHMENT OF DEBT

During the fiscal year ended March 31, 2009, we recorded $1,604,715 in losses associated with the restructuring of notes recorded as extinguishments for accounting purposes:

Loss on extinguishment related to the Restructured December
  2008 10% Convertible Notes                                        $   977,452
Loss on issuance of units related to the Amended Series A 10%
  Convertible Notes in September 2008                                   607,908
Loss on issuance of units related to the Amended Series A 10%
  Convertible Notes in February 2009                                     19,355
                                                                    -----------
              Total loss on debt extinguishment                     $ 1,604,715
                                                                    ===========


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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

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

In February 2008, the Company issued 100,000 shares of common stock for cash proceeds of $100,000. The shares were issued to a corporate investor.

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

In April 2008, the Company issued 10,170 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.59 per share in payment for regulatory affairs consulting services to the Company valued at $6,000 based on the value of the services provided.

In April 2008, the Company entered into a license agreement with the Trustees of Boston University which provides for an exclusive license for a Boston University patent BU05-41, "Method to Prevent Proliferation and Growth of Metastases." The agreed initial payment under this license was an issuance of 10,849 restricted shares of common stock equivalent to 115% of $5,000.

In April 2008, the Company issued 6,667 shares of common stock pursuant to the Company's S-8 registration statement covering the Company's 2003 Consultant Stock Plan at $0.45 per share in payment for regulatory affairs consulting services to the Company valued at $3,000 based on the value of the services provided.

In May 2008, the Company issued 1,000,000 shares of restricted common stock to an institutional investor for $500,000 of cash.

In May 2008, we issued 232,033 shares of common stock to a 10% convertible noteholder in order to convert the $33,000 principal balance and $5,325 of accrued interest of the convertible note to equity.

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

In September 2008, we issued 966,750 shares of restricted common stock and 966,750 warrants with a strike price of $0.20 in payment of accrued interest of $89,500 and accrued damages of $103,850 per the payment formula in the Amended Series A 10% Convertible Notes(see Note 5).

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

In January 2009, we issued 353,000 shares of restricted common stock and warrants to purchase 353,000 shares of common stock in exchange for $55,850. The shares were issued to an accredited investor.

In February 2009, we issued 28,947 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.19 per share in payment for regulatory affairs consulting services valued at $5,500 based on the value of the services.

In February 2009, we issued 582,000 shares of restricted common stock and warrants to purchase 582,000 shares of common stock in exchange for $88,870. The shares were issued to an accredited investor.

In February 2009, we issued 78,743 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at a price of $0.18 per share in payment for regulatory affairs consulting services valued at $13,780 based on the value of the services.

In February 2009, we issued 53,706 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.17 per share in payment for regulatory affairs consulting services valued at $9,130 based on the value of the services.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

In February 2009, we issued 168,750 shares of restricted common stock and 168,750 warrants with a strike price of $0.20 in payment of accrued interest of $53,105 per the payment formula in the Amended Series A 10% Convertible Notes(see note 5).

In February 2009, we issued 213,666 shares of common stock as a result of conversions of $83,500 of convertible notes payable and related accrued interest. The shares were issued to accredited investors.

In March 2009, we issued 903,135 shares of common stock as a result of conversions of $179,808 of convertible notes payable and related accrued interest. The shares were issued to accredited investors.

In March 2009, we issued 385,000 shares of restricted common stock and warrants to purchase 385,000 shares of common stock in exchange for $57,750. The shares were issued to an accredited investor.

In March 2009, we issued 50,000 shares of restricted common stock at $0.17 per share in payment for investor relations services valued at $8,500 based on the value of the shares issued for the services.

In March 2009, we issued 33,333 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.17 per share in payment for regulatory affairs consulting services valued at $5,500 based on the value of the services.

In March 2009, we issued 47,760 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.18 per share in payment for financial consulting services valued at $8,597 based on the value of the services.

In March 2009, we issued 25,674 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.20 per share in payment for legal services valued at $5,263 based on the value of the services.

In March 2009, we issued 37,695 shares of restricted common stock pursuant at $0.19 per share in payment for legal services valued at $7,275 based on the value of the services.

In March 2009, we issued 28,947 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.19 per share in payment for regulatory affairs consulting services valued at $5,500 based on the value of the services.

WARRANTS

During the year ended March 31, 2005, we granted 568,181 warrants to an investor in connection with a commitment fee for the purchase of common stock. The warrants have an exercise price of $0.76 per share, vest immediately and are exercisable through May 2009. As the warrants were issued in connection with equity financing, no expense has been recorded in the accompanying consolidated financial statements.

During the year ended March 31, 2005, we granted 847,727 warrants to investors in connection with the purchase of common stock. The warrants have an exercise price of $0.76 per share, vest immediately and are exercisable through May 2009. As the warrants were issued in connection with equity financing, no expense was recorded in the accompanying consolidated financial statements.

During the year ended March 31, 2005, we issued 113,636 warrants to purchase common stock for $0.76 per share, which are exercisable through May 2009 and vested upon grant. The warrants were issued in connection with the conversion of notes payable (see Notes 4 and 5). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata estimated fair value was insignificant and was charged to interest expense upon grant.

During the year ended March 31, 2005, we issued 225,000 warrants to purchase common stock for $0.76 per share, which are exercisable through May 2009 and vested upon grant. The warrants were issued in connection with common stock issued for legal services expense totaling $99,000 (see "Common Stock" above).

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

WARRANTS (continued)

During the year ended March 31, 2005, we issued 260,000 warrants to purchase common stock for $0.50 per share, which vested upon grant and were scheduled to expire in October 2007. The warrants were issued in connection with the issuance of notes payable (see Note 4). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata estimated fair value is being amortized to interest expense over the life of the notes.

During the year ended March 31, 2005, we issued 144,443 warrants to purchase common stock for $0.90 per share, which vested upon grant and expired in October 2007. The warrants were issued in connection with the issuance of notes payable (see Note 4). These warrants were valued using the Black Scholes option pricing model; the relative pro-rata estimated fair value was amortized to interest expense over the life of the notes.

During the year ended March 31, 2005, we granted 55,556 warrants to an investor in connection with the purchase of common stock. The warrants have an exercise price of $0.44 per share, vest immediately and were exercisable through January 2008. As the warrants were issued in connection with equity financing, no expense has been recorded in the accompanying consolidated financial statements.

During the year ended March 31, 2005, we granted 90,000 warrants to investors in connection with the purchase of common stock. The warrants have an exercise price of $0.34 per share, vest immediately and were exercisable through February 2008. As the warrants were issued in connection with equity financing, no expense has been recorded in the accompanying consolidated financial statements.

On May 16, 2005, we granted 100,000 warrants to an accredited investor in connection with the purchase of 100,000 restricted common shares for $17,600. the warrants have an exercise price of $0.176 and were exercisable through May 2008.

On May 16, 2005, we granted 300,000 warrants to Fusion Capital Fund II, LLC in connection with the issuance of a 15% Convertible Note. The warrants have an exercise price of $0.25 per share and are exercisable through May 2010.

On May 27, 2005, we granted 400,000 warrants to an accredited investor in connection with the issuance of a $100,000 12% note payable. The warrants had an exercise price of $0.25 and expired on May 27, 2006.

On June 27, 2005, we granted three-year warrants to purchase 418,365 shares of the Company's restricted common stock at an exercise price of $0.25 to legal counsel as an inducement to settle accrued past due legal services payable.

From July 11, 2006 through December 14, 2005, we granted three-year warrants to purchase 5,000,000 shares of common stock to the holders of an aggregate of $1,000,000 in 10% Series A Convertible Notes. The warrants have an exercise price of $0.20 and will be issued upon conversion of the underlying 10% Series A Convertible Notes.

On March 31, 2006, as an inducement to exercise 568,181 warrants at an exercise price of $0.76 per share, we issued five-year replacement warrants in like amount to Fusion Capital Fund II, LLC. The 568,181 replacement warrants have an exercise price of $0.76. Such warrants were valued using Binomial Option Pricing model and such incremental value was insignificant.

On November 14, 2006, in conjunction with the purchase of 555,556 shares of our restricted common stock, we granted five-year warrants to purchase 555,556 shares of restricted common stock at an exercise price of $0.18. If such warrants are exercised on or before November 14, 2007, the warrant holder will receive five-year warrants to purchase an additional 555,556 shares of restricted common stock at an exercise price of $0.18.

On December 15, 2006, as an inducement to enter into a $100,000 10% convertible note, we granted noteholders five-year warrants to purchase 294,118 shares of restricted common stock at an exercise price of $0.17. If such warrants are exercised on or before December 15, 2007, the noteholders will receive five-year warrants to purchase an additional 294,118 shares of restricted common stock at an exercise price of $0.17.

In March 2007, an investor exercised 160,000 warrants in two cashless transactions.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

WARRANTS (continued)

On March 22, 2007 in effecting the Allonges, we amended our 10% Series A Convertible Notes to extend the maturity date of the Notes from January 2, 2007 until January 3, 2008. We agreed to also pay all accrued interest, through February 15, 2007 and each calendar quarter thereafter, in the form of units (the "Units")at the rate of $0.20 per Unit (the "Interest Payment Rate"). The Notes were convertible into Units at any time prior to the Maturity Date at the conversion price of $0.20 per Unit (the "Conversion Price"). Each Unit is composed of one share of the Company's Common Stock and one Class A Common Stock Purchase Warrant (the "Class A Warrant"). Each Class A Warrant expires on January 2, 2011 and is exercisable to purchase one share of Common Stock at a price of $0.20 per share (the "Exercise Price"). If the Holder exercises Class A Warrants on or before July 3, 2008, we will issue the Holder one Class B Common Stock Purchase Warrant (the "Class B Warrant" and with the Class A Warrant, collectively, the "Warrants") for every two Class A Warrants exercised. Each Class B Warrant has a three-year term and is exercisable to purchase one share of Common Stock at a price equal to the greater of $0.20 per share or 75% of the average of the closing bid prices of the Common Stock for the five trading days immediately preceding the date of the notice of conversion. Class A Warrants to purchase 685,328 shares of Common Stock and Class B Warrants to purchase 342,665 shares of Common Stock were granted under the Allonges.

At various points over the fiscal year ended March 31, 2007, 669,000 warrants expired.

In August 2007, as part of the purchase of 815,000 units, we issued three-year warrants to purchase 815,000 shares of our common stock at $0.50 per share to accredited investors.

At various points in the three months ended December 31, 2007, 144,443 warrants expired.

In December 2007, we issued 1,650,000 three-year warrants to purchase our common stock at $0.50 per share in association with debt and equity financings.

In January 2008, we issued 760,000 three-year warrants to purchase our common stock at $0.50 per share in association with debt and equity financings.

In February 2008, an investor exercised 55,556 warrants to receive 30,617 shares in a cashless transaction.

In February 2008, we issued 200,000 three-year warrants to purchase our common stock at $0.50 per share in connection with equity financings.

In March 2008, 90,000 warrants expired.

In the July through September 2008 period, we issued 860,000 warrants to accredited investors in connection with the issuance of the 2008 10% Convertible Notes. We also issued 60,200 warrants as a placement fee to an investment banking firm that arranged the placement of the 2008 10% Convertible Notes. The warrants had an exercise price of $0.50 and carry three year terms.

In September 2008, we issued 966,750 warrants with a strike price of $0.20 as part of a payment of accrued interest of $89,500 and accrued damages of $103,850 per the payment formula in the Amended Series A 10% Convertible Notes(see note
5).

In December 2008, we issued 700,000 warrants with a strike price of $0.25 to an accredited investor as part of the sale of units in exchange for $175,000. These warrants carry three year terms.

In the three months ended December 31, 2008, investors exercised 485,000 warrants to purchase our common stock at $0.50 per share.

In January 2009, we issued 353,000 warrants to purchase 353,000 shares of common stock as part of the sale of units to an accredited investor in exchange for $55,850. 118,000 of the warrants have a strike price of $0.16 per share and 200,000 of the warrants have a strike price of $0.15 per share. These warrants carry three year terms.

In February 2009, we issued warrants to purchase 582,000 shares of common stock as part of the sale of units to an accredited investor in exchange for $88,870. 157,000 of the warrants have a strike price of $0.16 per share and 425,000 of the warrants have a strike price of $0.15 per share. These warrants carry three year terms.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

WARRANTS (continued)

In February 2009, we issued 168,750 warrants with a strike price of $0.20 as part of a payment of accrued interest of $53,105 (see note 5) per the payment formula in the Amended Series A 10% Convertible Notes(see note 5).

In March 2009, we issued warrants to purchase 385,000 shares of common stock as part of the sale of units to an accredited investor in exchange for $57,750. The warrants have a strike price of $0.15 per share and carry a three year term.

In the three months ended March 31, 2009, 418,365 warrants expired.

A summary of the aggregate warrant activity for the years ended March 31, 2009 and 2008 is presented below:


                                                 Year Ended March 31,
                                 -----------------------------------------------------
                                            2009                       2008
                                 -------------------------   -------------------------
                                                Weighted                    Weighted
                                            Average Exercise            Average Exercise
                                   Warrants       Price        Warrants       Price
                                 -----------   -----------   -----------   -----------

Outstanding, beginning of year   16,021,630      $   0.36     12,886,629    $   0.31
      Granted                     4,075,701      $   0.26      3,425,000    $   0.50
      Exercised                    (485,000)     $   0.50        (55,556)   $   0.44
Cancelled/Forfeited                (418,365)     $   0.25       (234,443)   $   0.69
                                 -----------     --------     ----------    --------

Outstanding, end of year         19,193,966      $   0.29     16,021,630    $   0.36
                                 ===========     ========     ==========    ========

Exercisable, end of year         19,193,966      $   0.29     16,021,630    $   0.36
                                 ===========    =========     ==========    ========

Weighted average estimated fair
  value of warrants granted                      $   0.19                   $   0.48
                                                 =========                  ========

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models:

                                          Years Ended March 31,
                                          2009             2008
                                      -----------      -----------
Risk free interest rate               0.94%-3.01%      1.79%-4.03%
Average expected life                 3 to 5 years       3 years
Expected volatility                  83.6% - 103.0%    84.0% - 88.6%
Expected dividends                        None             None

The detail of the warrants outstanding and exercisable as of March 31, 2009 is as follows:


                                         Warrants Outstanding                Warrants Exercisable
                               ---------------------------------------   --------------------------
                                                 Weighted     Weighted                     Weighted
                                                 Average       Average                      Average
                                   Number       Remaining     Exercise        Number       Exercise
Range of Exercise Prices        Outstanding   Life (Years)      Price      Outstanding       Price
---------------------------   -------------- ------------- ----------   --------------- ----------

     $0.15 - $0.18               3,119,348          3.12      $  0.17       3,119,348      $  0.17
     $0.20 - $0.40               9,621,753          3.70      $  0.23       9,621,753      $  0.23
     $0.50 - $0.76               6,452,865          2.37      $  0.58       6,452,865      $  0.58
                               -----------                               ------------
                                19,193,966                                 19,193,966
                               ===========                               ============

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

OPTIONS

At March 31, 2009 we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors under the 2005 Directors Compensation Program. Of the options issued to outside directors, 308,725 options had been forfeited, 250,000 options had been exercised and 4,744,550 options remain outstanding.

From time to time, our Board of Directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

In August 2000, we adopted the 2000 Stock Option Plan ("Stock Option Plan"), which was approved by its stockholders in September 2000. The Stock Option Plan provides for the issuance of up to 500,000 options to purchase shares of common stock. Such options can be incentive options or nonstatutory options, and may be granted to employees, directors and consultants. The Stock Option Plan has limits as to the eligibility of those stockholders who own more than 10% of our stock, as defined. The options granted pursuant to the Stock Option Plan may have exercise prices of no less than 100% of fair market value of our common stock at the date of grant (incentive options), or no less than 75% of fair market value of such stock at the date of grant (nonstatutory). At March 31, 2009, we had granted 47,500 options under the 2000 Stock Option Plan of which 15,000 had been forfeited granted 10,000 shares to employees under the plan, with 457,500 available for future issuance.

In March 2002, the Board of Directors granted our Chief Executive Officer ("CEO") and Chief Scientific Officer ("CSO") non-qualified stock options to purchase up to 250,000 shares of common stock each, at an exercise price of $1.90 per share (the estimated fair value of the underlying common stock at grant date) and expire March 2012. Awards are earned upon achievement of certain financial and/or research and development milestones. On July 1, 2005, the Company's CEO forfeited all of his aforementioned 250,000 options.

In February 2005, our Board of Directors granted our CEO and CSO non-qualified stock options to purchase up to 2,231,100 and 1,734,350 shares of common stock, respectively, at an exercise price of $0.38 per share and vest fifty percent immediately, twenty-five percent in December 2005 and twenty-five percent in December 2006. In addition Mr. Calvin Leung, a board member, was granted non-qualified stock options to purchase up to 308,725 shares at $0.38 that vest fifty percent immediately, twenty-five percent in December 2005 and twenty-five percent in December 2006. Messrs. Franklyn S Barry, Jr. and Edward G Broenniman, board members, were each granted non-qualified stock options to purchase up to 514,550 shares at $0.38 that vest fifty percent immediately, twenty-five percent in December 2005 and twenty-five percent in December 2006. All of these options granted expire in 2010 and 2011 and were granted at a price that was $0.08 below the estimated fair value of the underlying common stock on the date of grant. Accordingly, we recorded approximately $424,000 of compensation expense in the accompanying consolidated statement of operations for the year ended March 31, 2005.

On September 9, 2005, our Board of Directors granted our CEO non-qualified stock options to purchase up to 2,857,143 shares of common stock, at an exercise price of $0.21 per share, in exchange for the extinguishment of $300,000 of accrued related-party liabilities. The fair value of such options approximated the value of the accrued related-party liability.

On October 2, 2006, our Board of Directors granted our President non-qualified stock options to purchase up to 500,000 shares of common stock, at an exercise price of $0.27 per share. 166,667 of the options vested on July 18, 2007 with the remaining shares of the grant vesting at a rate of 13,889 shares per month. Due to our President ceasing his employment with us in November 2008, the option grant was subsequently forfeited.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

OPTIONS (continued)

On June 13, 2007, our Board of Directors granted our CEO non-qualified stock options to purchase up to 2,500,000 shares of common stock, at an exercise price of $0.36 per share. 1,000,000 options vested immediately, 500,000 options vested in June 2008 and 500,000 options are scheduled to vest in June 2009. Unless terminated earlier in accordance with the agreement, the option, to the extent unexercised, will expire on June 13, 2017.

On December 15, 2008, our Board of Directors granted our CEO non-qualified stock options to purchase up to 2,000,000 shares of common stock, at an exercise price of $0.25 per share. The exercise price was set based on the closing price of our common stock on November 13, 2008, the date on which our Board of Directors approved the grant of the option. The option vested on December 15, 2008, the date of grant, with respect to 1,000,000 shares, will vest as to 500,000 shares on December 31, 2009 and will vest as to the remaining 500,000 shares on December 31, 2010. Unless terminated earlier in accordance with the agreement, the option, to the extent unexercised, will expire on November 13, 2018.

Also on December 15, 2008, we entered into separate agreements with Franklyn S. Barry, Jr. and Edward G. Broenniman, two of our non-employee directors, pursuant to which we granted to each such director a non-statutory stock option to acquire an aggregate of 500,000 shares of the Company's common stock at an exercise price of $0.41 per share. The exercise price was set based on the closing price of our common stock on June 4, 2008, the date on which our Board of Directors approved the grant of each option. In the case of each grant, the option vested on December 15, 2008, the date of grant, with respect to 333,333 shares and will vest as to the remaining 166,667 shares on June 4, 2009. Unless terminated earlier in accordance with its respective agreement, each option, to the extent unexercised, will expire on June 4, 2018.

Additionally, on December 15, 2008, our Board of Directors granted our CSO and another employee non-statutory stock options at an exercise price of $0.41 per share to acquire an aggregate of 750,000 shares and 300,000 shares of our common stock, respectively. The exercise price was set based on the closing price of our common stock on June 4, 2008, the date on which our Board of Directors approved the option grants. The one-third of the options will vest on June 4, 2009, one-third on June 4, 2010 and the final one-third will vest on June 4, 2011. Unless terminated earlier in accordance with the agreements, the options, to the extent unexercised, will expire on June 4, 2018.

The following is a summary of the stock options outstanding at March 31, 2009 and 2008 and the changes during the two years then ended:


                                                  Year Ended March 31,
                                 -----------------------------------------------------
                                            2009                       2008
                                 -------------------------   -------------------------
                                                 Weighted                     Weighted
                                                 Average                      Average
                                                 Exercise                     Exercise
                                   Options        Price         Options        Price
                                 -----------   -----------    -----------   -----------

Outstanding, beginning of year   10,954,060     $    0.38      9,204,060     $    0.38
      Granted                     4,050,000     $    0.33      2,500,000     $    0.36
      Exercised                          --     $      --       (250,000)    $    0.38
      Cancelled/Forfeited          (515,000)    $    0.32       (500,000)    $    0.23
                                 -----------    ----------    -----------    ----------

Outstanding, end of year         14,489,060     $    0.38     10,954,060     $    0.38
                                 ===========    ==========    ===========    ==========

Exercisable, end of year         11,105,726     $    0.37      9,231,839     $    0.38
                                 ===========    ==========    ===========    ==========

Weighted average estimated fair
  value of options granted                      $    0.21                    $    0.37
                                                ==========                   ==========

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

OPTIONS (continued)

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to stock options utilizing the Binomial Lattice option pricing model for the years ended March 31, 2009 and March 31, 2008:

                                        Years Ended March 31,
                                         2009          2008
                                      -----------   -----------
Risk free interest rate                  1.02%         4.85%
Average expected life                   3 years       3 years
Expected volatility                       112%          91%
Expected dividends                        None          None

The detail of the options outstanding and exercisable as of March 31, 2009 is as follows:


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
                                    Number       Remaining     Exercise        Number       Exercise
Range of Exercise Prices         Outstanding        Life         Price      Outstanding       Price
                                --------------- ------------- ------------ --------------- ---------

    $0.21 - $0.25                4,857,143      7.75 years      $ 0.23       3,857,143        $ 0.22
    $0.36 - $0.41                9,294,550      5.07 years      $ 0.38       6,911,216        $ 0.36
    $1.78 - $3.75                  337,367      2.77 years      $ 2.02         337,367        $ 2.02
                                ----------                                  ----------
                                14,489,060                                  11,105,726
                                ==========                                  ==========

We recorded stock based compensation expense related to share issuances and to options granted outside of our Stock Option Plan totaling $733,289 and $487,093 for the fiscal years ended March 31, 2009 and 2008, respectively. These expenses were recorded as stock compensation included in payroll and related expenses in the accompanying consolidated statement of operations for the years ended March 31, 2009 and 2008.

As of March 31, 2009, we had $678,096 of remaining unrecognized stock option expense, which is expected to be recognized over a weighted average remaining vesting period of 1.70 years.

On March 31, 2009, our stock options had a negative intrinsic value since the closing price on that date of $0.19 per share was below the weighted average exercise price of our stock options.

7. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. These non interest-bearing liabilities have been included as due to related parties in the accompanying consolidated balance sheet.

Other related party transactions are disclosed elsewhere in these notes to consolidated financial statements.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

8. OTHER CURRENT LIABILITIES

At March 31, 2009 and 2008, other current liabilities were comprised of the following items:

                                                       March 31,       March 31,
                                                          2009           2008
                                                       ----------     ----------
Accrued liquidated damages                                     --        337,400
Accrued interest                                          352,204        412,914
Accrued legal fees and other                              327,294        340,495
                                                       ----------     ----------
  Total other current liabilities                      $  679,498     $1,090,809
                                                       ==========     ==========

9. INCOME TAXES

INCOME TAXES

On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, ACCOUNTING FOR INCOME Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on April 1, 2007, and has commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, we have recorded no additional tax liability. There are no unrecognized tax benefits as of April 1, 2008, or as of March 31, 2009. As of March 31, 2009, we have not yet completed our analysis of the deferred tax assets for net operating losses and we believe that it is more likely than not that an ownership change may have occurred. As such, this amount and the offsetting valuation allowance have been removed from our deferred tax assets. We will complete a Section 382 analysis regarding the limitation of the net operating loss, if we utilize the net operating loss.

Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

We are subject to taxation in the U.S. and state jurisdictions. Our tax years for 1994 and forward are subject to examination by the U.S. and 2004 and forward by California tax authorities due to the carryforward of unutilized net operating losses. We are currently not under examination by any taxing authorities.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended March 31, 2009, we did not recognize any interest or penalties. Upon adoption of FIN 48 on April 1, 2007, we did not record any interest or penalties.

The adoption of FIN 48 did not impact our financial condition, results of operations or cash flows. At March 31, 2009, we had net deferred tax assets of approximately $3.9 million. These deferred tax assets are primarily composed of capitalized research and development costs and other accruals. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. Until this analysis has been completed we have removed the deferred tax assets associated with these carryforwards from its deferred tax asset schedule and have recorded a corresponding decrease to their valuation allowance.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

Significant components of our net deferred tax assets at March 31, 2009 are shown below (in thousands). A valuation allowance of $3.9 million has been established to offset the net deferred tax assets as of March 31, 2009, as realization of such assets is uncertain.

                                                                YEAR ENDED MARCH 31,
                                                            --------------------------
                                                                 2009         2008
                                                            ------------  ------------

    Deferred tax assets:
       Capitalized research and development                 $      3,245  $      2,987
       Other                                                         626           136
                                                            ------------  ------------
    Total deferred tax assets                                      3,871         3,123
                                                            ------------  ------------

    Total deferred tax liabilities                                    --            --
                                                            ------------  ------------

    Net deferred tax assets                                        3,871         3,123
    Valuation allowance for deferred tax assets                   (3,871)       (3,123)
                                                            ------------  ------------

    Net deferred tax assets                                 $         --  $         --
                                                            ============  ============

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at March 31, 2009, due to the following (in thousands):

                                                    2009            2008
                                                ------------   -------------

     Federal income taxes at 34%                $    (2,069)    $   (1,323)
     State income tax, net of federal benefit          (355)          (223)
     Tax effect on non-deductible expenses
        and credits                                     472             57
     Increase in valuation allowance (1)              1,952          1,489
                                                ------------    -----------
                                                $        --     $       --
                                                ============    ===========
-------------------
(1) The removal of the valuation allowance related to the net operating losses is not included in the increase in the valuation allowance. See above for explanation.

Pursuant to Internal Revenue Code Sections 382, use of our net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

10. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

We entered into an employment agreement with our Chairman of the Board effective April 1, 1999. The agreement, which is cancelable by either party upon sixty days notice, will be in effect until the employee retires or ceases to be employed by us. The Chairman of the Board was appointed President and CEO effective June 1, 2001 upon which the base annual salary was increased from $120,000 to $180,000. Effective January 1, 2005, the CEO's salary was increased from $180,000 to $205,000 per year. The CEO is eligible for an annual bonus at the discretion of the Board of Directors, of which $0 and $20,000 was earned during each of the years ended March 31, 2007 and 2006, respectively. Under the terms of the agreement, if the employee is terminated he may become eligible to receive a salary continuation payment in the amount of at least twelve months' base salary. Effective April 1, 2006, the CEO's salary was increased from $205,000 to $240,000 per year. His salary was subsequently increased to $265,000 per year and effective May 1, 2008, his salary was increased from $265,000 to $290,000 per year.

We entered into an employment agreement with Dr. Tullis effective January 10, 2000. Effective June 1, 2001, Dr. Tullis was appointed our Chief Science Officer ("CSO"). His compensation under the agreement was modified in June 2001 from $80,000 to $150,000 per year. Effective January 1, 2005 Dr. Tullis' salary was increased from $150,000 to $165,000 per year Under the terms of the agreement, his employment continues at a salary of $165,000 per year for successive one-year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement. Dr. Tullis was granted 250,000 stock options to purchase the Company's common stock in connection the completing certain milestones, such as the initiation and completion of certain clinical trials, the submission of proposals to the FDA and the filing of a patent application. Under the terms of the agreement, if the employee is terminated he may become eligible to receive a salary continuation payment in the amount of twelve months base salary. Effective April 1, 2006, the CSO's salary was increased from $165,000 per year to $185,000 per year.

LEASE COMMITMENTS

We lease our office and research and development space the rate of $7,744 per month under an operating lease agreement which expired in July 2007. We are presently leasing its space on a month to month basis, on the same terms.

Rent expense approximated $91,000 and $105,000 for the years ended March 31, 2009 and 2008, respectively.

11. SUBSEQUENT EVENTS

In April 2009, holders of certain convertible notes converted $263,478 of principal and accrued interest into 1,688,211 shares of our common stock per the terms of the notes at an average conversion rate of approximately $0.16 per share.

In April 2009, an accredited investor exercised a warrant to purchase 555,556 shares of our common stock at the agreed strike price of $0.18 per share for cash proceeds of $100,000. We issued that investor a five year warrant to purchase 555,556 shares at $0.18 per share and a conditional warrant to purchase a like number of shares at the same strike price if that warrant is exercised.

In April 2009, we issued 71,519 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.17 per share in payment for scientific and financial consulting services valued at $12,158 based on the value of the services provided.

In April 2009, we issued 490,000 shares of restricted common stock valued at the closing price in payment for investor relations services.

In April 2009, we issued 25,000 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.22 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In April 2009, we issued 32,935 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.23 per share in payment for internal controls consulting services valued at $7,575 based on the value of the services provided.

In April 2009, we issued 12,372 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.22 per share in payment for regulatory affairs consulting services valued at $7,575 based on the value of the services provided.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------


In April 2009, we issued 80,000 shares of restricted common stock and warrants to purchase 80,000 shares of common stock in exchange for $15,200. The shares were issued to an accredited investor.

In April 2009, we issued 43,021 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.17 per share in payment for financial consulting services valued at $7,744 based on the value of the services provided.

In April 2009, we issued 70,870 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.20 per share in payment for legal services valued at $14,500 based on the value of the services provided.

In April 2009, we issued 22,817 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.24 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In May 2009, holders of certain convertible notes converted $139,256 of principal and accrued interest into 878,059 shares of our common stock per the terms of the notes at an average conversion rate of approximately $0.16 per share.

In May 2009, we issued 13,043 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.23 per share in payment for regulatory affairs consulting services valued at $3,000 based on the value of the services provided.

In May 2009, we issued 10,714 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.28 per share in payment for regulatory affairs consulting services valued at $3,000 based on the value of the services provided.

In May 2009, we raised an aggregate amount of $135,000 from the sale to accredited investors of 10% convertible notes. The notes are convertible into our common stock at a fixed conversion price of $0.20 per share prior to maturity. If the noteholders exercise their conversion privilege, we have agreed to issue a matching three year warrant carrying a strike price of $0.20 per share. In connection with this financing, we agreed to issue s $15,000 convertible note on similar terms as compensation to the finder who arranged the convertible debt placement.

In May 2009, we issued 51,118 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.19 per share in payment for financial consulting services valued at $9,713 based on the value of the services provided.

In May 2009, we issued 22,000 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.25 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In May 2009, we issued 34,602 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.22 per share in payment for financial consulting services valued at $7,613 based on the value of the services provided.

In May 2009, we issued 40,104 shares of restricted common stock at $0.24 in payment for financial advisory services valued at $9,625 based on the value of the services provided.

In May 2009, we issued 22,917 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.24 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In June 2009, we raised an aggregate amount of $135,000 from the sale to an accredited investor of a 10% convertible note. The note is convertible into our common stock at a fixed conversion price of $0.20 per share prior to maturity. If the noteholder exercises his conversion privilege, we have agreed to issue a three year warrant carrying a strike price of $0.20 per share equal to fifty percent warrant coverage.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
--------------------------------------------------------------------------------

11. SUBSEQUENT EVENTS (continued)

In June 2009, we issued 20,500 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.24 per share in payment for regulatory affairs consulting services valued at $4,920 based on the value of the services provided.

In June 2009, we issued 57,055 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.22 per share in payment for scientific and financial consulting services valued at $12,552 based on the value of the services provided.

In June 2009, we issued 22,917 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.24 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In June 2009, we issued 23,000 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.23 per share in payment for regulatory affairs consulting services valued at $2,290 based on the value of the services provided.

In June 2009, we issued 48,106 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.22 per share in payment for scientific and financial consulting services valued at $10,583 based on the value of the services provided.

On June 15, 2009, we entered into a Promissory Note with our intellectual property law firm for the amount of $24,001, which represented the amount we owed to that firm. The Promissory Note calls for monthly payments of $4,000 from June 2009 through November 2009. We have made the June payment.

On June 29, 2009, Mr. Joyce, our Chief Executive Officer entered into an Option Suspension Agreement, whereby Mr. Joyce has agreed to not exercise his stock options pending the filing of amended articles of incorporation of the Company increasing the Company's authorized capital. Accordingly of Mr. Joyce's total options, 2,857,143 cannot be exercised until the amended articles of incorporation are filed, and 6,731,090 cannot be exercised until the later of June 9, 2010 or the filing of the amended articles of incorporation. The Agreement also provides Mr. Joyce certain protections in the event the Company shall undergo a Change of Control Transaction while his options are suspended. Such protections include the right to receive, in the form of cash payments, the positive value of his options (which remain subject to suspension) at the time of such transaction. A copy of the Option Suspension Agreement is filed as an Exhibit to this Report.

In addition, Mr. Joyce has been granted 4,000,000 shares of restricted common stock, at a price per share of $0.24, which shall vest in equal installments over a thirty six month period commencing June 9, 2010; however such shares will not be issued until the filing of the amended articles of incorporation.

In June 2009, the holders of the Restructured December 2008 10% Convertible Notes and Related Convertible Notes (see Note 5) informally agreed to extend the expiration date of the notes by three months from July 1, 2009 to October 1, 2009.