Form 10-Q
period 2009-06-30
AETHLON MEDICAL INC
filed 2009-08-14
CIK 882291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended June 30, 2009

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

As of August 13, 2009, the registrant had outstanding 55,228,096 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2009 (UNAUDITED)
         AND MARCH 31, 2009                                                    3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE
         PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH
         JUNE 30, 2009 (UNAUDITED)                                             4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
         MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD
         JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2009 (UNAUDITED)        5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                 19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           23

ITEM 4T. CONTROLS AND PROCEDURES                                              23

PART II. OTHER INFORMATION                                                    24

ITEM 1.  LEGAL PROCEEDINGS                                                    24

ITEM 1A. RISK FACTORS                                                         24

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          24

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  25

ITEM 5.  OTHER INFORMATION                                                    25

ITEM 6.  EXHIBITS                                                             26

PART I.
               FINANCIAL INFORMATION


               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      AETHLON MEDICAL, INC.
                                  (A Development Stage Company)
                              CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                     June 30,         March 31,
                                                                       2009             2009
                                                                   ------------     ------------
                                                                    (Unaudited)
ASSETS
Current assets
     Cash                                                          $     90,317     $      6,157
     Prepaid expenses and other current assets                           52,680           37,011
                                                                   ------------     ------------
            Total current assets                                        142,997           43,168

Property and equipment, net                                               1,751            2,603
Patents and patents pending, net                                        136,126          138,417
Deposits                                                                 13,200           13,200
                                                                   ------------     ------------
            Total assets                                           $    294,074     $    197,388
                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                                              $    414,514     $    460,074
     Due to related parties                                             609,438          634,896
     Notes payable, net of discounts                                    322,501          302,500
     Convertible notes payable, net of discounts                      1,652,100        2,069,720
     Derivative liability                                               316,635               --
     Other current liabilities                                          701,013          679,498
                                                                   ------------     ------------
            Total current liabilities                                 4,016,201        4,146,688

Commitments and Contingencies

Stockholders' Deficit
     Common stock, par value $0.001 per share;
         100,000,000 shares authorized;
         54,586,699 and 49,454,131 shares issued
         and outstanding as of June 30, 2009 and
         March 31, 2009, respectively                                    54,587           49,455
     Additional paid-in capital                                      35,589,201       34,312,659
     Deficit accumulated during development stage                   (39,365,915)     (38,311,414)
                                                                   ------------     ------------
                                                                     (3,722,127)      (3,949,300)
                                                                   ------------     ------------
            Total liabilities and stockholders' deficit            $    294,074     $    197,388
                                                                   ============     ============



             The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                               AETHLON MEDICAL, INC.
                           (A Development Stage Company)
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            For the Three Months Ended
                            June 30, 2009 and 2008 and
         For the Period January 31, 1984 (Inception) Through June 30, 2009
                                    (Unaudited)


                                                                   January 31, 1984
                                     Three Months    Three Months     (Inception)
                                        Ended           Ended           through
                                       June 30,        June 30,        June 30,
                                         2009            2008            2009
                                     ------------    ------------    ------------

REVENUES

  Grant income                       $         --    $         --    $  1,424,012
  Subcontract income                           --              --          73,746
  Sale of research and development             --              --          35,810
                                     ------------    ------------    ------------
                                               --              --       1,533,568

EXPENSES

  Professional Fees                       235,853         160,275       8,028,312
  Payroll and related                     327,074         352,763      11,452,800
  General and administrative               79,028         110,621       5,977,110
  Impairment                                   --              --       1,313,253
                                     ------------    ------------    ------------
                                          641,955         623,659      26,771,475
                                     ------------    ------------    ------------
OPERATING LOSS                           (641,955)       (623,659)    (25,237,907)
                                     ------------    ------------    ------------

OTHER EXPENSE (INCOME)
  Loss on extinguishment of debt               --              --       3,368,582
  Change in fair value of
      derivative liability                 37,434        (187,692)      1,659,052
  Interest and other debt expenses        316,657         562,848       8,671,427
  Interest income                            (107)              --        (20,293)
  Other                                        --              --         390,678
                                     ------------    ------------    ------------
                                          353,984         375,156      14,069,446
                                     ------------    ------------    ------------
NET LOSS                             $   (995,939)   $   (998,815)   $(39,307,353)
                                     ============    ============    ============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                       $      (0.02)   $      (0.03)
                                     ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                     52,728,612      39,633,952
                                     ============    ============



          The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.





                                           AETHLON MEDICAL, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 AND
                     FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2009
                                                (Unaudited)


                                                             Three Months     Three Months   January 31, 1984
                                                                 Ended           Ended         (Inception)
                                                                June 30,        June 30,         Through
                                                                  2009            2008           June 30,
                                                                                                   2009
                                                              ------------    ------------    ------------
Cash flows from operating activities:

      Net loss                                                $   (995,939)   $   (998,815)   $(39,307,353)
      Adjustments to reconcile net loss to net cash used in
        operating activities:

          Depreciation and amortization                              3,143           4,735       1,048,367
          Amortization of deferred consulting fees                      --              --         109,000
          Loss on issuance of units for accrued
            interest and penalties                                      --              --         627.264
          Gain on sale of property and equipment                        --              --         (13,065)
          Gain on settlement of debt                                    --              --        (131,175)
          Loss on settlement of accrued legal liabilities               --              --         142,245
          Stock based compensation                                 194,223          69,496       1,876,999
          Loss on debt extinguishment                                   --              --       2,741,318
          Fair market value of warrants issued in
            connection with accounts payable and debt                   --              --       2,715,736
          Fair market value of common stock, warrants
            and options issued for services                        129,020          25,250       4,275,963
          Change in fair value of derivative liability              37,434        (187,692)      1,659,052
          Amortization of debt discount and
            deferred financing costs                               233,000         501,437       4,231,782
          Impairment of patents and patents pending                     --              --         416,026
          Impairment of goodwill                                        --              --         897,227
          Deferred compensation forgiven                                --              --         217,223
          Changes in operating assets and liabilities:
                Prepaid expenses                                    28,331              --         182,816
                Other assets                                            --              --         (13,200)
                Accounts payable and other current
                    liabilities                                     30,206          15,802       2,529,372
                Due to related parties                             (25,458)        (28,000)      1,260,249
                                                              ------------    ------------    ------------
      Net cash used in operating activities                       (366,040)       (597,787)    (14,534,154)
                                                              ------------    ------------    ------------

Cash flows from investing activities:
      Purchases of property and equipment                               --              --        (272,850)
      Additions to patents and patents pending                          --              --        (387,343)
      Proceeds from the sale of property and equipment                  --              --          17,065
      Cash of acquired company                                          --              --          10,728
                                                              ------------    ------------    ------------
      Net cash used in investing activities                             --              --        (632,400)
                                                              ------------    ------------    ------------

Cash flows from financing activities:
      Proceeds from the issuance of notes payable                       --              --       2,350,000
      Principal repayments of notes payable                             --              --        (352,500)
      Net proceeds from the issuance of convertible notes
        payable                                                    335,000              --       2,903,000
      Proceeds from the issuance of common stock                   115,200         500,000      10,433,102
      Professional fees related to registration statement               --              --         (76,731)
                                                              ------------    ------------    ------------
      Net cash provided by financing activities                    450,200         500,000      15,256,871
                                                              ------------    ------------    ------------

Net (decrease) increase in cash                                     84,160        (97,787)          90,317

Cash at beginning of period                                          6,157         254,691              --
                                                              ------------    ------------    ------------

Cash at end of period                                         $     90,317    $    156,904    $     90,317
                                                              ============    ============    ============


                       The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.





                                            AETHLON MEDICAL, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 AND
                      FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2009
                                                 (Unaudited)


                                                             Three Months     Three Months   January 31, 1984
                                                                 Ended           Ended         (Inception)
                                                                June 30,        June 30,         Through
                                                                  2009            2008           June 30,
                                                                                                   2009
                                                              ------------    ------------     ------------

Supplemental disclosures of non-cash investing and financing information:

Reclassification of accounts payable to notes payable          $     24,001              --     $     24,001
                                                               ============    ============     ============

Debt and accrued interest converted to common stock            $    546,246    $     39,325     $  4,065,438
                                                               ============    ============     ============
Stock option exercise by director for accrued expenses                   --              --           95,000
                                                               ============    ============     ============
Debt discount on convertible notes payable associated with
 Beneficial conversion feature                                      233,735              --        1,538,690
                                                               ============    ============     ============
Debt discount on notes payable associated with detachable
  warrants                                                               --              --        1,154,860
                                                               ============    ============     ============
Issuance of common stock, warrants and options in
   settlement of accrued expenses and due to related parties             --              --        1,003,273
                                                               ============    ============     ============
Issuance of common stock in connection with license agreements           --              --           18,000
                                                               ============    ============     ============
Net assets of entities acquired in exchange for equity
   securities                                                            --              --        1,597,867
                                                               ============    ============     ============
Debt placement fees paid by issuance of warrants                         --              --          856,845
                                                               ============    ============     ============
Patent pending acquired for 12,500 shares of common stock                --              --          100,000
                                                               ============    ============     ============
Common stock issued for prepaid expenses                                 --              --          161,537
                                                               ============    ============     ============


                       The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                                      6

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2009

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. We have evaluated subsequent events through August 13, 2009, the day before our condensed consolidated financial statements were issued. The condensed consolidated balance sheet as of March 31, 2009 was derived from our audited financial statements. Operating results for the three month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2009, which includes audited financial statements and footnotes as of March 31, 2009 and for the years ended March 31, 2009 and 2008 and the period January 31, 1984 (Inception) through March 31, 2009.

NOTE 2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately ($3,873,000) recurring losses from operations and a deficit accumulated during the development stage of approximately ($39,366,000) at June 30, 2009, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. Our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2010. Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

We are currently addressing our liquidity issue by exploring investment capital opportunities through the private placement of common stock or issuance of additional debt. We believe that our access to additional capital, together with existing cash resources, will be sufficient to meet our liquidity needs for fiscal 2010. However, no assurance can be given that we will receive any funds in connection with our capital raising efforts.

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

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued, and if the additional common shares were dilutive. As the Company had net losses for all periods presented, basic and diluted loss per share are the same, and additional common stock equivalents have been excluded as their effect would be antidilutive.

The potentially dilutive common shares outstanding for the quarters ended June 30, 2009 and 2008, which include shares underlying outstanding stock options, warrants and convertible debentures were 38,837,862 and 31,575,690, respectively.

PATENTS

We capitalize the cost of patents, some of which were acquired, and amortize such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred approximately $77,000 and $163,000 of research and development expenses during the three months ended June 30, 2009 and 2008, respectively, which are included in various operating expense line items in the accompanying consolidated statements of operations.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

SFAS No.144 ("SFAS 144"), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. We believe that no impairment existed at or during the three months ended June 30, 2009.

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable provides for a rate of conversion that is below the market value of our common stock. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIO" and EITF No. 00-27, "APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS," the estimated fair value of the BCF is recorded, when applicable, in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are accreted to interest expense over the term of the notes using the effective interest method.

DERIVATIVE LIABILITIES AND CLASSIFICATION

We evaluate free-standing instruments (or embedded derivatives) indexed to its common stock to properly classify such instruments within equity or as liabilities in our financial statements, pursuant to the requirements of the EITF Issue No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," EITF Issue No. 07-5 "DETERMINING WHETHER AN INSTRUMENT (OR EMBEDDED FEATURE) IS INDEXED TO AN ENTITY'S OWN STOCK," EITF Issue No. 01-06, "THE MEANING OF INDEXED TO A COMPANY'S OWN STOCK, " FSP EITF Issue No. 00-19-2, "ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS," and SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," as amended. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

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

EITF 07-5, "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's own Stock" ("EITF 07-5") provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. We have identified one convertible debt agreement in which the embedded conversion feature contains certain provisions that may result in an adjustment of the conversion price, which under EITF 07-5 results in the failure of the embedded conversion feature to be considered to be indexed to our stock. Accordingly, under EITF 07-5 we are required to separate the embedded feature from the host instrument and to record the estimated fair value of the embedded feature as a derivative liability As a result, the estimated fair value of the embedded feature,(See SIGNIFICANT RECENT ACCOUNTING PRONUNCEMENTS below) was recorded as a derivative liability (at the date of issuance), and a cumulative effect adjustment to our accumulated deficit, was recorded based on the difference between amounts recognized at the date of issuance and April 1, 2009, the initial adoption of EITF 07-5. In addition, we have re-measured such derivative liability at estimated fair value as of June 30, 2009 and have recorded the change in the estimated fair value in operating results for the three months ended June 30, 2009.

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

As of June 30, 2009, we did not owe any liquidated damages.

STOCK BASED COMPENSATION

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

The following table summarizes the effect of share-based compensation recorded during the quarters ended June 30, 2009 and 2008:

                                            June 30, 2009        June 30, 2008
                                           --------------       --------------
Stock Option Expense                       $      133,860       $       64,696
Direct Stock Grants                                60,363                4,800
                                           --------------       --------------
Total Stock-Based Compensation Expense     $      194,223       $       69,496
                                           ==============       ==============

Basic and diluted loss per common share    $        (0.00)      $        (0.00)
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

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the quarter ended June 30, 2009 was insignificant.

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" described in the SEC's Staff Accounting Bulletin No. 107 due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

We did not issue any stock option grants in either the June 2009 period or in the June 2008 period. Direct stock grants in each period were valued based upon the amount of compensation and the stock price at the time of grant.

Options outstanding that have vested and are expected to vest as of June 30, 2009 are as follows:

                                                      Weighted
                                         Weighted      Average
                                         Average      Remaining
                             Number of   Exercise    Contractual
                              Shares      Price     Term in Years
-------------------------  -----------   --------   -------------

Vested                      12,289,060    $  0.38        5.11
Expected to vest             2,200,000       0.36        6.50
                           -----------
     Total                  14,489,060
                           ===========

Additional information with respect to stock option activity is as follows:

                                           Outstanding Options
                                       -----------------------------
                                                        Weighted
                                         Number of       Average
                                          Shares      Exercise Price
---------------------------               ------      --------------
March 31, 2009                          14,489,060       $ 0.37

Grants                                          --           --
Exercises                                       --           --
Cancellations                                   --           --
                                        ----------       ------
June 30, 2009                           14,489,060       $ 0.37
                                        ==========       ======
Options exercisable at:
June 30, 2009                           12,289,060       $ 0.38
                                        ==========       ======

At June 30, 2009, there was approximately $544,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 1.37 years.

On June 30, 2009, our stock options had a negative intrinsic value since the closing price on that date of $0.36 per share was below the weighted average exercise price of our stock options.

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In December 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS," ("SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 applies to certain assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. This Statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. We adopted SFAS 157 on April 1, 2008 without material impact to our financial statements.

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

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSB APB 14-1"). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required and a cumulative-effect adjustment is recognized as of the beginning of the first period presented. This standard is effective for us in the first quarter of fiscal year 2010. The adoption of FSP APB 14-1 did not have a material impact on our financial statements.

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

We adopted EITF 07-5 effective April 1, 2009. The adoption of EITF 07-5's requirements can affect the accounting for warrants or convertible debt that contain provisions that protect holders from a decline in the stock price (or "down-round" protection). For example, warrants with such provisions will no longer be recorded in equity. Down-round protection provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether convertible debt or warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a "fixed-for-fixed" option. We determined tha t we have one convertible debt agreement in which the terms provide for a possible adjustment to the conversion price, and as such, the embedded conversion feature fails to be indexed solely to our stock under this pronouncement.

As a result, we classified the estimated fair value of the embedded conversion feature of the convertible debt agreement described above as a derivative liability on April 1, 2009 and have re-measured at estimated fair value as of June 30, 2009 with change in the estimated fair value recognized in operating results. The change in the estimated fair value of the derivative liability from the date of issuance to initial date of adoption was charged to accumulated deficit and totaled $279,201. The embedded derivatives were valued using Level 3 inputs because there are significant unobservable inputs associated with them.

The table below sets forth a summary of changes in the fair value of our Level 3 derivative liability for the quarter ended June 30, 2009:

                             Recorded      Change in
                           Initial fair  estimated fair
                            Value on    value recognized
                            April 1,      in results         June 30,
                              2009       of operations         2009
                          -----------    ------------       ---------

Derivative Liability      $   279,201      $   37,434       $ 316,635

In April 2009, the FASB issued FSP FAS 107-1/APB 28-1 ("FSP 107-1"), which is entitled "Interim Disclosures about Fair Value of Financial Instruments." This pronouncement amended SFAS No 107, Disclosures about Fair Value of Financial Instruments, to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. FSP 107-1 also amended APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009 if a company also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, and FSP FAS 115-2/FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. We adopted this pronouncement without material impact to our financial statements.

In April 2009, the FASB also issued FSP FAS 157-4, which generally applies to all assets and liabilities within the scope of any accounting pronouncements that require or permit fair value measurements. This pronouncement, which does not change SFAS No. 157's guidance regarding Level 1 inputs, requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value in accordance with SFAS No. 157, and (iii) ignore the intent to hold the asset or liability when estimating fair value. FSP FAS 157-4 also provides guidance to consider in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption of FSP FAS 157-4 also requires early adoption of the pronouncement described in the following paragraph. However, early adoption for periods ended before March 15, 2009 is not permitted. We adopted this pronouncement without material impact to our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2 (hereinafter referred to as "FAS 115-2/124-2"), which amends the other-than-temporary impairment ("OTTI") recognition guidance in certain existing U.S. GAAP (including SFAS No. 115 and 130, FSP FAS 115-1/FAS 124-1, and EITF Issue 99-20) for debt securities classified as available-for-sale and held-to-maturity. FAS 115-2/124-2 requires the entity to consider (i) whether the entire amortized cost basis of the security will be recovered (based on the present value of expected cash flows), and (ii) its intent to sell the security. Based on the factors described in the preceding sentence, this pronouncement also explains the process for determining the OTTI to be recognized in "other comprehensive income" (generally, the impairment charge for other than a credit loss) and in earnings. FAS 115-2/124-2 does not change existing recognition or measurement guidance related to OTTI of equity securities. This pronouncement is effective as described in the preceding paragraph. Certain transition rules apply to debt securities held at the beginning of the interim period of adoption when an OTTI was previously recognized. If an entity early adopts either FSP 107-1 or FSP FAS 157-4, the entity is also required to early adopt this pronouncement. In addition, if an entity early adopts FAS 115-2/124-2, it is also required to early adopt FSP FAS 157-4. We adopted this pronouncement without material impact to our financial statements.

In November 2007, the EITF issued a consensus on EITF 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). The Task Force reached a consensus on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. This issue shall be effective for annual periods beginning after December 15, 2008. Entities should report the effects of applying this Issue as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of this issue, the following should be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. We adopted this pronouncement without material impact to our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) replaces the cost-allocation process of SFAS No. 141, "Business Combinations" ("SFAS 141") which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This statement applies prospectively and is effective for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. We adopted this pronouncement without material impact to our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, ("SFAS 165") which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted SFAS 165 beginning April 1, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through August 13, 2009, the day before our condensed consolidated financial statements were issued. See Note 1 and Note 9.

The Sarbanes-Oxley Act of 2002 ("the Act") introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we were required to issue our management report on internal control over financial reporting in this annual report on Form 10-K for the fiscal year ended March 31, 2009. Based on current SEC requirements, we will be required to have our auditor attest the effectiveness of internal controls over financial reporting for our fiscal year ending March 31, 2010.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4. NOTES PAYABLE

Notes payable consist of the following at June 30, 2009:

                               Face Amount of                    Notes Payable,
                                Notes Payable  Note Discounts   Net of Discounts
                                -------------  --------------   ----------------
12% Notes payable, all past due  $   297,500            --         $   297,500
10% Note payable, past due             5,000            --               5,000
Note payable to law firm              20,001            --              20,001
                                 -----------     ---------         -----------

  Total Notes Payable            $   322,501     ($     --)        $   322,501
                                 ===========     =========         ===========

Notes payable consisted of the following at March 31, 2009:

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

NOTE PAYABLE TO LAW FIRM

On May 20 2009, we entered into a Promissory Note with our intellectual property law firm for the amount of $24,001, which represented the amount we owed to that firm. The Promissory Note calls for monthly payments of $4,000 from June 2009 through November 2009. We made the June payment, which reduced that balance at June 30, 2009 to $20,001. The note bears interest at 10% per annum.

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On January 26, 2009, a holder of $50,000 of the 12% Notes converted his principal balance and $56,723 of accrued interest to common stock at the then current market price of $0.17 per share. At June 30, 2009, 12% Notes with a principal balance of $297,500 are outstanding, all which are past due, in default, and bearing interest at the default rate of 15%. At June 30, 2009, interest payable on the 12% Notes totaled $296,750.

10% NOTES

From time to time, we issued notes payable ("10% Notes") to various investors, bearing interest at 10% per annum, with principal and interest due six months from the date of issuance. The 10% Notes required no payment of principal or interest during the term. The total amount of the original notes issued was $275,000. One 10% Note in the amount of $5,000, which is past due and in default, remains outstanding at June 30, 2009. At June 30, 2009, interest payable on this note totaled $4,000.

Management's plans to satisfy the remaining outstanding balance on these 12% and 10% Notes include converting the notes to common stock at market value or repayment with available funds.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following at June 30, 2009:

                                                                               Net
                                              Principal       Discount       Amount
                                              ---------      ---------     ---------

Amended Series A 10% Convertible Notes        $ 900,000      $      --     $  900,000
2008 10% Convertible Notes                       45,000         (6,449)        38,551
December 2006 10% Convertible Notes              17,000             --         17,000
Restructured December 2008 10% Convertible
  Notes and Related Convertible Notes           570,157             --        570,157
May & June 2009 10% Convertible Notes           350,000       (223,608)       126,392
                                             ----------     -----------    ----------
  Total - Convertible Notes                  $1,882,157    $  (230,057)    $1,652,100
                                             ==========    ============    ==========

Convertible Notes Payable consisted of the following at March 31, 2009:


                                              Principal       Discount       Amount
                                              ---------      ---------     ---------

Amended Series A 10% Convertible Notes        $ 900,000      $      --     $  900,000
2008 10% Convertible Notes                       45,000         (8,683)        36,317
December 2006 10% Convertible Notes              17,000             --         17,000
Restructured December 2008 10% Convertible
  Notes and Related Convertible Notes         1,116,403             --      1,116,403
                                             ----------     -----------    ----------
  Total - Convertible Notes                  $2,078,403    $    (8,683)    $2,069,720
                                             ==========    ============    ==========

AMENDED SERIES A 10% CONVERTIBLE NOTES

At June 30, 2009, $900,000 of the Amended Series A 10% Convertible Notes remained outstanding and in default. At June 30, 2009, interest payable on those notes totaled $67,500.

2008 10% CONVERTIBLE NOTES

2008 10% Convertible Notes in the aggregate amount of $45,000 remain outstanding at June 30, 2009. At June 30, 2009, interest payable on those notes totaled $4,103.

DECEMBER 2006 10% CONVERTIBLE NOTES

At June 30, 2009, $17,000 of the December 10% Notes remained outstanding and in default. At June 30, 2009, interest payable on those notes totaled $6,233.

RESTRUCTURED DECEMBER 2008 10% CONVERTIBLE NOTES AND RELATED CONVERTIBLE NOTES

Restructured December 2008 10% Convertible Notes and Related Convertible Notes in the aggregate amount of $570,157 remain outstanding at June 30, 2009. No accrued interest was outstanding at June 30, 2009.

In June 2009, the holders of the Restructured December 2008 10% Convertible Notes and Related Convertible Notes informally agreed to extend the expiration date of the notes by three months from July 1, 2009 to October 1, 2009.

MAY & JUNE 2009 10% CONVERTIBLE NOTES

In May and June 2009, we raised an aggregate amount of $350,000 from the sale to accredited investors of 10% convertible notes ("May & June 10% Convertible Notes"). The May & June 10% Convertible Notes mature at various dates between November 2010 through December 2010 and are convertible into our common stock at a fixed conversion price of $0.20 per share prior to maturity. If the investors opt to convert their convertible debt to our common stock, then they will receive a matching three year warrant to purchase unregistered shares of our common stock at a price of $0.20 per share. We have measured the warrants but have not recorded them given their contingent terms.

After consideration of the warrants, we recorded a discount associated with the beneficial conversion feature of $233,735 related to the May & June 10% Convertible Notes and we are amortizing that discount over the terms of the May & June 10% Convertible Notes using the effective interest method. The BCF calculation included valuing the potential issuance of warrants if the investors choose to convert their debt instruments to our common stock per the guidance of EITF 00-27.

At June 30, 2009, interest payable on those notes totaled $2,772.

NOTE 6. EQUITY TRANSACTIONS

In April 2009, we issued 71,519 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.17 per share in payment for financial consulting services and research services valued at $12,158 based on the value of the services.

In April 2009, we issued 1,688,211 shares of common stock as a result of conversions of $263,478 of convertible notes payable and related accrued interest. The shares were issued to accredited investors.

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

In April 2009, we issued 12,372 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.22 per share in payment for regulatory affairs consulting services valued at $2,660 based on the value of the services provided.

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

In June 2009, we issued 23,000 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.23 per share in payment for regulatory affairs consulting services valued at $5,290 based on the value of the services provided.

In June 2009, we issued 48,106 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.22 per share in payment for scientific and financial consulting services valued at $10,583 based on the value of the services provided.

In June 2009, we issued 779,956 shares of common stock as a result of conversions of $143,512 of convertible notes payable and related accrued interest. The shares were issued to accredited investors.

In June 2009, we issued 16,176 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.34 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

On June 29, 2009, Mr. Joyce, our Chief Executive Officer entered into an Option Suspension Agreement, whereby Mr. Joyce has agreed to not exercise his stock options pending the filing of amended articles of incorporation of the Company increasing the Company's authorized capital. Accordingly of Mr. Joyce's total options, 2,857,143 cannot be exercised until the amended articles of incorporation are filed, and 6,731,090 cannot be exercised until the later of June 9, 2010 or the filing of the amended articles of incorporation. The Agreement also provides Mr. Joyce certain protections in the event the Company shall undergo a change of control transaction while his options are suspended. Such protections include the right to receive, in the form of cash payments, the positive value of his options (which remain subject to suspension) at the time of such transaction. A copy of the Option Suspension Agreement was filed as an Exhibit to our Form 10-K for the fiscal year ended March 31, 2009 and is incorporated by reference as an Exhibit to this Report.

In addition, we committed to issue 4,000,000 shares of restricted common stock, to Mr. Joyce at a price per share of $0.24, which shall vest in equal installments over a thirty six month period commencing June 9, 2010; however such shares will not be issued until the filing of the amended articles of incorporation.

NOTE 7. OTHER CURRENT LIABILITIES

At June 30, 2009 and March 31, 2009, our other current liabilities were comprised of the following items:

                                                        June 30,       March 31,
                                                          2009           2009
                                                       ----------     ----------
Accrued interest                                       $  401,870     $  352,204
Accrued legal fees                                        211,865        211,865
Other                                                      87,278        115,429
                                                       ----------     ----------
  Total other current liabilities                      $  701,013     $  679,498
                                                       ==========     ==========

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $1,219,500 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At June 30, 2009, we had accrued interest in the amount of $381,983 associated with these notes in accrued liabilities payable.

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

NOTE 9. SUBSEQUENT EVENTS

In July 2009, we issued 518,649 shares of common stock as a result of conversions of $100,566 of convertible notes payable and related accrued interest. The shares were issued to accredited investors.

In July 2009, we issued 18,333 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.30 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In July 2009, we issued 51,971 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.28 per share in payment for legal services valued at $14,500 based on the value of the services provided.

In July 2009, we issued 11,647 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.34 per share in payment for regulatory affairs consulting services valued at $3,960 based on the value of the services provided.

In July 2009, we issued 19,643 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.28 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In July 2009, we issued a convertible promissory note in the principal amount of $330,000 to an accredited investor. The note is convertible into shares of our common stock at a price per share that is equal to the lesser of (i) $0.25, or
(ii) the average of the closing bid prices of the common stock for the three days immediately preceding the conversion date, subject in any case to a floor of $0.15 per share. The investor also received warrants to purchase 600,000 shares of our common stock at an exercise price of $0.50 per share.

In August 2009, we issued 21,154 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.26 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2008

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2009 were $641,955 in comparison with $623,659 for the comparable quarter a year ago. This increase of $18,296, or 3%, was due to an increase in professional fees of $75,578, which was partially offset by decreases in payroll & related expenses of $25,689 and a decrease in general and administrative expenses of $31,593.

The $75,578 increase in our professional fees was primarily due to a $68,446 increase in our fees paid to two investor relations firms. $64,700 of those expenses were non-cash in nature as we paid those firms in restricted stock. Additionally, we incurred $33,000 of expenses for business development consulting in the quarter ended June 30, 2009 and there was no such expense in the quarter ended June 30, 2008. These increases in professional fees were offset by a $21,790 decrease in scientific consulting expense and a $15,444 decrease in accounting fees,

The $25,689 decrease in payroll and related expenses was due to a $90,054 decrease in cash-based compensation, which was partially offset by a $64,364 increase in non-cash stock-based compensation expense.

The $31,593 decrease in general and administrative expenses was due primarily to decreases in insurance expense of $8,901, in licenses and permits of $5,850, in lab supplies of $5,841, in trade show expense of $3,137 and in travel expense of $2,971.

Other Expenses (Income)

Other expenses (income) consist primarily of the change in the fair value of our derivative liability, interest expense and other expense. Other expenses for the three months ended June 30, 2009 were $353,984 in comparison with $375,156 for the comparable quarter a year ago. Both periods includes changes in the fair value of derivative liability. For the three months ended June 30, 2009, the change in the estimated fair value of derivative liability was an expense of $(37,434) and for the three months ended June 30, 2008, the change in estimated fair value was a gain of $187,692.

Interest expense was $316,657 for the three months ended June 30, 2009 compared to $562,848, a decrease of $246,191. The various components of our interest expense are shown in the following table:


                                          Quarter Ended Quarter Ended     Change
                                             6/30/09       6/30/08
                                            ---------     ---------      ---------
Actual Interest Expense                     $  79,624     $  62,806      $  16,818
Amortization of Deferred Offering Costs            --        38,250        (38,250)
Amortization of Note Discounts                232,999       463,187       (230,188)
Finance Charges from Vendors                    4,034         4,105            (70)
Other                                              --        (5,500)         5,500
                                            ---------     ---------      ---------
Total Interest Expense                        316,657       562,848       (246,191)
                                            =========     =========      =========


As noted in the above table, the primary factor in the $246,191 reduction in interest expense was the $230,188 reduction in amortization of note discounts. This occurred because most of our note discounts were fully amortized as of March 31, 2009.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $996,000 and $999,000 for the quarters ended June 30, 2009 and 2008, respectively.

Basic and diluted loss per common share were ($0.02) for the three month period ended June 30, 2009 compared to ($0.03) for the period ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. Our cash position at June 30, 2009 was approximately $90,000 compared to approximately $6,000, at March 31, 2009, representing an increase of approximately $84,000. During the three months ended June 30, 2009, operating activities used net cash of approximately $366,000, while we received $450,000 from financing activities from the issuance of common stock and convertible notes.

During the three month period ended June 30, 2009, net cash used in operating activities was approximately ($366,000) and resulted from the approximate net loss of $996,000, offset by the change in the estimated fair value of derivative liability of approximately $37,000, the amortization of note discounts of $42,000, fair market value of common stock of approximately $129,000 issued in payment for services and approximately $194,000 in stock-based compensation.

An increase in working capital during the three months ended June 30, 2009 in the amount of approximately $231,000 changed our negative working capital position to approximately ($3,873,000) at June 30, 2009 from a negative working capital of approximately ($4,104,000) at March 31, 2009.

Our current deficit in working capital requires us to obtain funds in the short-term to be able to continue in business, and in the longer term to fund research and development on products not yet ready for market. Subsequent to June 30, 2009, we raised an additional $300,000 through the sale to an accredited investor of a convertible note and common stock purchase warrants however, we continue to seek additional financing.

Our operations to date have consumed substantial capital without generating revenues, and will continue to require substantial capital funds to conduct necessary research and development and pre-clinical and clinical testing of Hemopurifier(R) products, and to market any of those products that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Our future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effect successful commercialization strategies, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future, and presently require a minimum of $150,000 per month to sustain operations.

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

There have been no changes to our critical accounting policies as disclosed in our Form 10-K for the year ended March 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO"), who is also our acting Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report (the "Evaluation Date").

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

         The Company's management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2009 due to control deficiencies that constituted material weaknesses. Such material weakness continued to exist for the period ended June 30, 2009.

         Management in assessing its internal controls and procedures for the fiscal period covered by this Report identified a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design of controls over the area of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

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

         We are in the process of developing and implementing remediation plans to address the material weaknesses.
         Management has identified specific remedial actions to address the material weaknesses described above:

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



CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         Since our evaluation as of March 31, 2009 we have had no significant changes in our internal controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the first quarter of 2009, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

In April 2009, we issued 1,688,211 shares of common stock as a result of conversions of $263,478 of convertible notes payable and related accrued interest. The shares were issued to accredited investors.

In April 2009, an accredited investor exercised a warrant to purchase 555,556 shares of our common stock at the agreed strike price of $0.18 per share for cash proceeds of $100,000. We issued that investor a five year warrant to purchase 555,556 shares at $0.18 per share and a conditional warrant to purchase a like number of shares at the same strike price if that warrant is exercised.

In April 2009, we issued 490,000 shares of restricted common stock valued at the closing price in payment for investor relations services. We believe the recipients of the shares is an accredited investor.

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

In May 2009, we issued 40,104 shares of restricted common stock at $0.24 in payment for financial advisory services valued at $9,625 based on the value of the services provided. We believe the recipients of the shares is an accredited investor.

In June 2009, we issued 779,956 shares of common stock as a result of conversions of $263,478 of convertible notes payable and related accrued interest. The shares were issued to accredited investors.

In July 2009, we issued a convertible promissory note in the principal amount of $330,000 to an accredited investor. The note is convertible into shares of our common stock at a price per share that is equal to the lesser of (i) $0.25, or
(ii) the average of the closing bid prices of the common stock for the three days immediately preceding the conversion date, subject in any case to a floor of $0.15 per share. The investor also received warrants to purchase 600,000 shares of our common stock at an exercise price of $0.50 per share. The proceeds from the sale of the note and warrants will be used for general working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $1,219,500 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. Additionally, on July 30, 2008, the holders of the Amended Series A Convertible Notes notified us that we were in default on the notes due to our failure to register the warrants by March 31, 2008 and for failing to make required interest payments. At June 30, 2009, we had accrued interest in the amount of $381,983 associated with these notes and accrued liabilities payable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

In July 2009, we issued a convertible promissory note in the principal amount of $330,000 to an accredited investor. The note is convertible into shares of our common stock at a price per share that is equal to the lesser of (i) $0.25, or
(ii) the average of the closing bid prices of the common stock for the three days immediately preceding the conversion date, subject in any case to a floor of $0.15 per share. The investor also received warrants to purchase 600,000 shares of our common stock at an exercise price of $0.50 per share. The proceeds from the sale of the note and warrants will be used for general working capital purposes. No fees or commissions were paid in connection with the sale of the note and warrants.

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

3.2      Bylaws of Aethlon Medical, Inc. (1)

3.3      Certificate of Amendment of Articles of Incorporation dated March 28,
         2000 (2)

3.4      Certificate of Amendment of Articles of Incorporation dated June 13,
         2005 (3)

3.5      Certificate of Amendment of Articles of Incorporation dated March 6,
         2007 (4)

10.1     Form of Convertible Promissory Note*

10.2     Form of Common Stock Purchase Warrant*

10.3     Option Suspension Agreement (5)


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

(5) Filed with the Company's Annual Report on form 10-K dated July 2, 2009 and incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AETHLON MEDICAL, INC.


Date: AUGUST 14, 2009                   BY: /S/ JAMES A. JOYCE
                                            ---------------------------
                                            JAMES A. JOYCE
                                            CHAIRMAN, PRESIDENT, CHIEF
                                            ACCOUNTING OFFICER AND
                                            CHIEF EXECUTIVE OFFICER