Form 10-Q
period 2009-09-30
AETHLON MEDICAL INC
filed 2009-11-16
CIK 882291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____to_____

                        COMMISSION FILE NUMBER 000-21846

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

              8910 UNIVERSITY CENTER LANE, SUITE 255, SAN DIEGO, CA 92122
               ----------------------------------------- ---------
               (Address of principal executive offices) (Zip Code)

                                 (858) 459-7800
                                 ---------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [_] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                      Accelerated filer  [_]
Non-accelerated filer [_]          (Do not check if a smaller reporting company)
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

As of November 13, 2009, the registrant had outstanding 58,518,169 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2009
         (UNAUDITED) AND MARCH 31, 2009                                        3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND
         2008 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH
         SEPTEMBER 30, 2009 (UNAUDITED)                                        4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
         SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE
         PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30,
         2009 (UNAUDITED)                                                      5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                 22

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           27

ITEM 4T. CONTROLS AND PROCEDURES                                              27

PART II. OTHER INFORMATION                                                    28

ITEM 1.  LEGAL PROCEEDINGS                                                    28

ITEM 1A. RISK FACTORS                                                         28

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          28

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      28

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  28

ITEM 5.  OTHER INFORMATION                                                    29

ITEM 6.  EXHIBITS                                                             29

PART I. FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      AETHLON MEDICAL, INC.
                                  (A Development Stage Company)
                              CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                  September 30,       March 31,
                                                                       2009             2009
                                                                   ------------     ------------
                                                                   (Unaudited)
ASSETS
Current assets
     Cash                                                          $     92,429     $      6,157
     Deferred financing costs                                            47,531               --
     Prepaid expenses and other current assets                           10,539           37,011
                                                                   ------------     ------------
            Total current assets                                        150,499           43,168

Property and equipment, net                                               1,071            2,603
Patents and patents pending, net                                        143,548          138,417
Deposits                                                                  7,168           13,200
                                                                   ------------     ------------
            Total assets                                           $    302,286     $    197,388
                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                                              $    370,237     $    460,074
     Due to related parties                                             619,331          634,896
     Notes payable                                                      310,501          302,500
     Convertible notes payable, net of discounts                      1,826,708        2,069,720
     Derivative liabilities                                             510,201               --
     Other current liabilities                                          777,282          679,498
                                                                   ------------     ------------
            Total current liabilities                                 4,414,260        4,146,688

Commitments and Contingencies

Stockholders' Deficit
     Common stock, par value $0.001 per share; 250,000,000
       and 100,000,000 shares authorized as of September 30, 2009 and March 31, 2009; 55,369,404 and 49,454,131 shares
       issued and outstanding as of September 30, 2009 and
       March 31, 2009, respectively                                      55,370           49,455
     Additional paid-in capital                                      35,924,072       34,312,659
     Deficit accumulated during development stage                   (40,091,416)     (38,311,414)
                                                                   ------------     ------------
                                                                     (4,111,974)      (3,949,300)
                                                                   ------------     ------------
            Total liabilities and stockholders' deficit            $    302,286     $    197,388
                                                                   ============     ============


            The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                3






                                              AETHLON MEDICAL, INC.
                                          (A Development Stage Company)
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the Three Months and Six Months Ended
                             September 30, 2009 and 2008 and For the Period January
                                 31, 1984 (Inception) Through September 30, 2009
                                                   (Unaudited)



                                                                                                  January 31, 1984
                                     Three Months    Three Months    Six Months      Six Months     (Inception)
                                        Ended           Ended           Ended           Ended         through
                                     September 30,   September 30,  September 30,   September 30,   September 30,
                                         2009            2008           2009            2008            2009
                                     ------------    ------------   ------------    ------------    ------------

REVENUES

  Grant income                       $         --    $         --   $         --    $         --    $  1,424,012
  Subcontract income                           --              --             --              --          73,746
  Sale of research and development             --              --             --              --          35,810
                                     ------------    ------------   ------------    ------------    ------------
                                               --              --             --              --       1,533,568

EXPENSES

  Professional fees                       327,172         282,325        563,025         442,600       8,355,484
  Payroll and related                     346,051         302,814        673,125         655,577      11,798,851
  General and administrative              124,654         147,520        203,682         258,141       6,101,764
  Impairment                                   --              --             --              --       1,313,253
                                     ------------    ------------   ------------    ------------    ------------
                                          797,877         732,659      1,439,832       1,356,318      27,569,352
                                     ------------    ------------   ------------    ------------    ------------
OPERATING LOSS                           (797,877)       (732,659)    (1,439,832)      1,356,318     (26,035,784)
                                     ------------    ------------   ------------    ------------    ------------

OTHER EXPENSE (INCOME)
  Loss on extinguishment of debt               --              --             --              --       2,760,674
  Loss on settlement of accrued
      interest and damages                     --         607,908             --         607,908         607,908
  Change in fair value of
      derivative liability               (282,096)        (76,275)      (244,762)       (263,967)      1,376,856
  Interest and other debt expenses        176,055         551,042        492,712       1,113,890       8,847,482
  Interest income                            (504)         (2,514)          (711)         (2,514)        (20,897)
  Other                                    34,368              --         34,368              --         425,046
                                     ------------    ------------   ------------    ------------    ------------
                                          (72,177)      1,080,161        281,607       1,455,317      13,997,069
                                     ------------    ------------   ------------    ------------    ------------
NET LOSS                             $   (725,700)   $ (1,812,820)  $ (1,721,439)   $ (2,811,635)   $(40,032,853)
                                     ============    ============   ============    ============    ============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                       $      (0.01)   $      (0.04)  $      (0.03)   $      (0.07)
                                     ============    ============   ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                     55,150,050      41,318,195     53,939,331      40,476,073
                                     ============    ============   ============    ============



                         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                        4






                                           AETHLON MEDICAL, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND
                   FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2009
                                                (Unaudited)


                                                                                            January 31, 1984
                                                               Six Months      Six Months       (Inception)
                                                                 Ended           Ended           Through
                                                              September 30,   September 30,   September 30,
                                                                  2009            2008             2009
                                                              ------------    ------------    ------------
Cash flows from operating activities:

      Net loss                                                $ (1,721,439)   $ (2,811,635)   $(40,032,853)
      Adjustments to reconcile net loss to net cash
        used in operating activities:

          Depreciation and amortization                              6,114           8,820       1,051,338
          Amortization of deferred consulting fees                      --              --         109,000
          Loss on issuance of units for accrued
            interest and penalties                                      --         607,908         627,264
          Gain on sale of property and equipment                        --              --         (13,065)
          Gain on settlement of debt                                    --              --        (131,175)
          Loss on settlement of accrued legal liabilities               --              --         142,245
          Stock based compensation                                 298,747         134,192       1,981,523
          Loss on debt extinguishment                                   --              --       2,741,318
          Fair market value of warrants issued in
            connection with accounts payable and debt                   --              --       2,715,736
          Fair market value of common stock, warrants
            and options issued for services                        303,584          90,072       4,450,527
          Change in fair value of derivative liability            (244,762)       (263,967)      1,376,856
          Amortization of debt discount and
            deferred financing costs                               328,905         949,352       4,327,687
          Impairment of patents and patents pending                     --              --         416,026
          Impairment of goodwill                                        --              --         897,227
          Deferred compensation forgiven                                --              --         217,223
          Changes in operating assets and liabilities:
                Prepaid expenses                                    26,472              --         180,957
                Deposits                                             6,032              --          (7,168)
                Accounts payable and other current
                    liabilities                                     80,277         138,260       2,579,443
                Due to related parties                             (15,565)        (28,000)      1,270,142
                                                              ------------    ------------    ------------
      Net cash used in operating activities                       (931,635)     (1,174,998)    (15,099,749)
                                                              ------------    ------------    ------------

Cash flows from investing activities:
      Purchases of property and equipment                               --              --        (272,850)
      Additions to patents and patents pending                      (9,713)         (9,693)       (397,056)
      Proceeds from the sale of property and equipment                  --              --          17,065
      Cash of acquired company                                          --              --          10,728
                                                              ------------    ------------    ------------
      Net cash used in investing activities                         (9,713)         (9,693)       (642,113)
                                                              ------------    ------------    ------------

Cash flows from financing activities:
      Proceeds from the issuance of notes payable                       --              --       2,350,000
      Principal repayments of notes payable                        (16,000)             --        (368,500)
      Net proceeds from the issuance of convertible notes
        payable                                                    928,420         430,000       3,496,420
      Proceeds from the issuance of common stock                   115,200         500,000      10,433,102
      Professional fees related to registration statement               --              --         (76,731)
                                                              ------------    ------------    ------------
      Net cash provided by financing activities                  1,027,620         930,000      15,834,291
                                                              ------------    ------------    ------------

Net (decrease) increase in cash                                     86,272        (254,691)         92,429

Cash at beginning of period                                          6,157         254,691              --
                                                              ------------    ------------    ------------

Cash at end of period                                         $     92,429    $         --    $     92,429
                                                              ============    ============    ============


                           The accompanying notes are an integral part of these
                          unaudited condensed consolidated financial statements.

                                                     5





                                           AETHLON MEDICAL, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND
                   FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2009
                                                (Unaudited)


                                                               Six Months      Six Months    January 31, 1984
                                                                  Ended           Ended         (Inception)
                                                              September 30,   September 30,       Through
                                                                  2009            2008         September 30,
                                                                                                   2009
                                                              ------------    ------------     ------------

Supplemental disclosures of non-cash investing and financing information:

Reclassification of accounts payable to notes payable          $     24,001              --    $     24,001
                                                               ============    ============    ============

Debt and accrued interest converted to common stock            $    646,812    $    232,675    $  4,166,004
                                                               ============    ============    ============
Stock option exercise by director for accrued expenses                   --              --          95,000
                                                               ============    ============    ============
Debt discount on convertible notes payable associated with
 conversion feature and warrants                                    988,698              --       2,293,653
                                                               ============    ============    ============
Conversion of accrued debt to common stock by
    officers and directors                                               --         332,279         332,279
                                                               ============    ============    ============
Debt discount on notes payable associated with detachable
   warrants                                                              --              --       1,154,860
                                                               ============    ============    ============
Issuance of common stock, warrants and options in
   settlement of accrued expenses and due to related parties             --              --       1,003,273
                                                               ============    ============    ============
Issuance of common stock in connection with license agreements           --              --          18,000
                                                               ============    ============    ============
Net assets of entities acquired in exchange for equity
   securities                                                            --              --       1,597,867
                                                               ============    ============    ============
Debt placement fees paid by issuance of warrants                         --              --         856,845
                                                               ============    ============    ============
Patent pending acquired for 12,500 shares of common stock                --              --         100,000
                                                               ============    ============    ============
Common stock issued for prepaid expenses                                 --              --         161,537
                                                               ============    ============    ============


                            The accompanying notes are an integral part of these
                           unaudited condensed consolidated financial statements.


                                                     6

                              AETHLON MEDICAL, INC.
                          (A Development Stage Company)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2009

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Aethlon Medical, Inc. ("Aethlon", "We" or the "Company") is a development stage medical device company focused on expanding the applications of our Hemopurifier
(R) platform technology, which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. In this regard, our core focus is the development of therapeutic devices that treat acute viral conditions, chronic viral diseases and pathogens targeted as potential biological warfare agents. The Hemopurifier(R) combines the established scientific principles of affinity chromatography and hemodialysis as a means to mimic the immune system's response of clearing viruses and toxins from the blood before cell and organ infection can occur. The Hemopurifier(R) cannot cure viral conditions but can prevent viruses and toxins from infecting unaffected tissues and cells. We have completed pre-clinical blood testing of the Hemopurifier(R) to treat HIV and Hepatitis-C, and have completed human safety trials on Hepatitis-C infected patients in India and are in the process of obtaining regulatory approval from the U.S. Food and Drug Administration ("FDA") to initiate clinical trials in the United States.

The commercialization of the Hemopurifier(R) will require the completion of human efficacy and safety-related clinical trials. The approval of any application of the Hemopurifier(R) in the United States will necessitate the approval of the FDA to initiate human studies. Such studies could take years to demonstrate safety and effectiveness in humans and there is no assurance that the Hemopurifier(R) will be cleared by the FDA as a device we can market to the medical community. We also expect to face similar regulatory challenges from foreign regulatory agencies should we attempt to commercialize and market the Hemopurifier(R) outside of the United States. As a result, we have not generated revenues from the sale of any Hemopurifier(R) application. Additionally, there have been no independent validation studies of our Hemopurifiers(R) to treat infectious disease. We manufacture our products on a small scale for testing purposes but have yet to manufacture our products on a large scale for commercial purposes. All of our pre-clinical human blood studies have been conducted in our laboratories under the direction of Dr. Richard Tullis, our Chief Science Officer.

We are classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP"), and have not generated revenues from our principal operations.

Our common stock is quoted on the Over-the-Counter Bulletin Board administered by the Financial Industry Regulatory Authority ("OTCBB") under the symbol "AEMD.OB".

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. We have evaluated subsequent events through November 13, 2009, the last business day before our condensed consolidated financial statements were issued. The condensed consolidated balance sheet as of March 31, 2009 was derived from our audited financial statements. Operating results for the three and six month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2009, which includes audited financial statements and footnotes as of March 31, 2009 and for the years ended March 31, 2009 and 2008 and the period January 31, 1984 (Inception) through March 31, 2009.

NOTE 2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately ($4,264,000) recurring losses from operations and a deficit accumulated during the development stage of approximately ($40,092,000) at September 30, 2009, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. Our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2010 ("fiscal 2010"). Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

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

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly-owned subsidiaries Aethlon, Inc., Hemex, Inc., Syngen Research, Inc. and Cell Activation, Inc. (collectively hereinafter referred to as the "Company" or "Aethlon"). These subsidiaries are dormant and there exist no material intercompany transactions or balances.

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

The potentially dilutive common shares outstanding for the quarters ended September 30, 2009 and 2008, which include shares underlying outstanding stock options, warrants and convertible debentures were 50,868,288 and 32,057,784, respectively.

PATENTS

We capitalize the cost of patents, some of which were acquired, and amortize such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred research and development expenses during the three and six month periods ended September 30, 2009 and 2008, which are included in various operating expense line items in the accompanying consolidated statements of operations. Our research and development expenses in those periods were as follows:

                       September 30,   September 30,
                           2009            2008
                       -------------   -------------
Three months ended     $     168,648   $     220,259
Six months ended       $     245,937   $     382,777

EQUITY INSTRUMENTS FOR SERVICES PROVIDED BY OTHER THAN EMPLOYEES

We account for transactions involving goods and services provided by third parties where we issue equity instruments as part of the total consideration using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We believe that no impairment existed at or during the three months ended September 30, 2009.

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable provides for a rate of conversion that is below the market value of our common stock. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). We record the estimated fair value of the BCF, when applicable, in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are accreted to interest expense over the term of the notes using the effective interest method.

DERIVATIVE LIABILITIES AND CLASSIFICATION

We evaluate free-standing derivative instruments (or embedded derivatives) to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

The classification of an instrument, which is carried as a liability, is reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

On April 1, 2009 we adopted new Financial Accounting Standards Board ("FASB") guidance that requires us to apply a two-step model in determining whether a financial instrument or an embedded feature is indexed to our own stock and thus enable it to qualify for equity classification. We have identified several convertible debt agreements in which the embedded conversion feature contains certain provisions that may result in an adjustment of the conversion price, which results in the failure of the embedded conversion feature to be considered to be indexed to our stock. Accordingly, under this guidance, we are required to record the estimated fair value of the embedded conversion feature as a derivative liability. As a result of the adoption of this guidance, the estimated fair value of the embedded conversion feature (See SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS below) was recorded as a derivative liability (at the date of issuance), and a cumulative effect adjustment was recorded to our accumulated deficit. In addition, we have re-measured such derivative liability at estimated fair value as of September 30, 2009 and have recorded the change in the fair value for the three and six months ended September 30, 2009 in other expense (income) in the accompanying Condensed Consolidated Statement of Operations.

REGISTRATION PAYMENT ARRANGEMENTS

We account for contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement separately from any related financing transaction agreements, and any such contingent obligations are recognized only when it is determined that it is probable that the Company will become obligated for future payments and the amount, or range of amounts, of such future payments can be reasonably estimated. On October 7, 2008, the SEC declared effective a registration statement that covered all of the shares and warrants that had previously been generating liquidated damages pursuant to registration rights agreements and as a result, we ceased recording such liquidated damages at that time.

As of September 30, 2009, we did not owe any liquidated damages and there are no future payments for liquidated damages that we have determined to be probable.

STOCK BASED COMPENSATION

Employee stock options and rights to purchase shares under stock participation plans are accounted for under the fair value method. Accordingly, share-based compensation is measured when all granting activities have been completed, generally the grant date, based on the fair value of the award. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board) on the date of grant. Compensation cost recognized by the Company includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of the then current accounting standards, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of subsequent accounting standards. We use a Binomial Lattice option pricing model for estimating fair value of options granted.

In June 2009, our Chief Executive Officer agreed to suspend the exercise of up to 9,588,243 of his stock options, which allowed us to utilize the shares underlying those stock options in capital raising activities while we presented our stockholders with a proposal to increase the number of authorized shares from 100,000,000 to 250,000,000. That proposal was approved by our stockholders at our Annual Meeting on September 16, 2009 (see Item 4 of this report). Following that approval we extended the Chief Executive Officer's stock options by the 100 days that he had unreserved his shares. We valued the change in fair value of his stock options due to this extension, and based on the change in fair value, recorded an increase to our stock based compensation expense in the quarter ended September 30, 2009 of $64,678 for his vested options. For his unvested options, we recorded an increase to fair value of $15,308 which will be expensed over the remaining vesting period of those options.

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and six months ended September 30, 2009:

                                        Three Months Ended   Three Months Ended    Six Months Ended     Six Months Ended
                                        September 30, 2009   September 30, 2008   September 30, 2009   September 30, 2008
                                        ------------------   ------------------   ------------------   ------------------

Payroll and related                         $  164,888          $  64,696            $   298,747          $  134,192
                                            ==========          =========            ===========          ==========
Net share-based compensation effect
   in net loss from continuing operations   $  164,888          $  64,696            $   298,747          $  134,192
                                            ==========          =========            ===========          ==========

Basic and diluted loss per common share     $    (0.00)         $   (0.00)           $     (0.01)         $    (0.00)
                                            ==========          =========            ===========          ==========

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

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three and six months ended September 30, 2009 was insignificant.

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

We did not issue any stock option grants in either the six months ended September 30, 2009 or in the six months ended September 30, 2008.

Options outstanding that have vested and are expected to vest as of September 30, 2009 are as follows:

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
                           ===========

Additional information with respect to stock option activity is as follows:

                                           Outstanding Options
                                       -----------------------------
                                                        Weighted
                                         Number of       Average
                                          Shares      Exercise Price
---------------------------               ------      --------------
March 31, 2009                          14,489,060       $ 0.37

Grants                                          --           --
Exercises                                       --           --
Cancellations                                   --           --
                                        ----------       ------
September 30, 2009                      14,489,060       $ 0.37
                                        ==========       ======
Options exercisable at:
September 30, 2009                      12,289,060       $ 0.38
                                        ==========       ======

At September 30, 2009, there was approximately $459,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 1.11 years.

On September 30, 2009, our stock options had a negative intrinsic value since the closing price on that date of $0.28 per share was below the weighted average exercise price of our stock options.

INCOME TAXES

Under FASB authoritative guidance for accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the consolidated financial statements and their respective tax basis. Deferred income taxes reflect the net tax effects of
(a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carryforwards. We record a valuation allowance for deferred tax assets when, based on our best estimate of taxable income (if any) in the foreseeable future, it is more likely than not that some portion of the deferred tax assets may not be realized.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued an amendment to an existing accounting standard which provides guidance related to business combinations. The amendment retains its fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This amendment also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This amendment will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Our adoption of this amendment effective April 1, 2009 did not have a significant impact on our statements of operations or financial position.

In May 2009, the FASB issued a new accounting standard related to subsequent events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The new accounting standard distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, the new accounting standard requires disclosure of the date through which subsequent events were evaluated. The new accounting standard is effective for interim and annual periods after June 15, 2009. We adopted the new accounting standard for the quarter ended June 30, 2009, and have evaluated subsequent events through November 13, 2009.

In June 2009, the FASB issued a new accounting standard which provides guidance related to the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of a previously issued standard. The new accounting standard stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The new accounting standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard during the quarter ended September 30, 2009 did not have a material impact on our statements of operations or financial position.

In December 2006, the FASB issued a new accounting standard which provides guidance related to fair value measurements. That standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies to derivatives and other financial instruments measured at estimated fair value and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This standard applies to certain assets and liabilities that are being measured and reported on a fair value basis. It defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. This standard enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. We adopted this standard on April 1, 2008 without material impact to our financial statements.

The standard requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

      Level 1: Quoted market prices in active markets for identical assets or liabilities.

      Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

      Level 3: Unobservable inputs that are not corroborated by market data.

In May 2008, the FASB issued a new accounting standard which provides guidance relating to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This new standard requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The standard also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required and a cumulative-effect adjustment is recognized as of the beginning of the first period presented. This standard was effective for us in the first quarter of fiscal year 2010. The adoption of this standard did not have a material impact on our financial statements.

In June 2008, the FASB issued a new accounting standard which provides guidance relating to determining whether an instrument (or embedded feature) is indexed to an entity's own stock and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. The standard provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the standard's scope exception.

We adopted this new standard effective April 1, 2009. The adoption of the standard's requirements can affect the accounting for warrants or convertible debt that contain provisions that protect holders from a decline in the stock price (or "down-round" protection). For example, warrants with such provisions will no longer be recorded in equity. Down-round protection provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether convertible debt or warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a "fixed-for-fixed" option. We determined that we have several convertible debt agreements in which the terms provide for a possible adjustment to the conversion price, and as such, the embedded conversion feature fails to be indexed solely to our stock under this pronouncement.

As a result, we classified the estimated fair value of the embedded conversion feature of the convertible debt agreement described above as a derivative liability on April 1, 2009 and have re-measured at estimated fair value as of September 30, 2009 and have recorded the change in the estimated fair value for the three and six months ended September 30, 2009 in other expense (income) in the accompanying Condensed Consolidated Statement of Operations. The change in the estimated fair value of the derivative liability from the date of issuance to initial date of adoption, which totaled $279,201, was recorded as a cumulative effect adjustment upon adoption of this standard and charged to accumulated deficit. As we issued convertible debt instruments and warrants in our July and August convertible debt financings (see Note 5) that included derivative liabilities, we recorded an aggregate fair value of $475,762 associated with those transactions. The embedded derivatives were valued using Level 3 inputs because there are significant unobservable inputs associated with them.

The table below sets forth a summary of changes in the fair value of our Level 3 derivative liability for the six months ended September 30, 2009:

                                         Recorded Fair
                             Recorded      Value of        Change in
                           Initial Fair   Derivative     Estimated Fair      Fair Value
                            Value on     Liabilities    Value Recognized         at
                             April 1,     in July &        in Results       September 30,
                               2009      August, 2009     of Operations         2009
                          -----------    ------------    ---------------    -------------
Derivative Liability      $   279,201    $    475,762    $      (244,762)   $     510,201

In April 2009, the FASB issued an amendment to an existing standard which provides guidance relating to interim disclosures about fair value of financial instruments. This new standard requires the disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. This new standard is effective for interim reporting periods ending after June 15, 2009. We adopted this pronouncement during the quarter ended June 30, 2009 without material impact to our financial statements.

In April 2009, the FASB also issued an amendment to an existing standard which provides guidance relating to all assets and liabilities within the scope of any accounting pronouncements that require or permit fair value measurements. This pronouncement, which does not change the FASB's guidance regarding Level 1 inputs, requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value in accordance with the standard, and (iii) ignore the intent to hold the asset or liability when estimating fair value. This new standard also provides guidance to consider in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009. We adopted this pronouncement during the quarter ended June 30, 2009 without material impact to our financial statements.

In April 2009, the FASB issued amendments to an existing standard which provides guidance relating to other-than-temporary impairment ("OTTI") recognition for debt securities classified as available-for-sale and held-to-maturity. The standard requires the entity to consider (i) whether the entire amortized cost basis of the security will be recovered (based on the present value of expected cash flows), and (ii) its intent to sell the security. Based on the factors described in the preceding sentence, this pronouncement also explains the process for determining the OTTI to be recognized in "other comprehensive income" (generally, the impairment charge for other than a credit loss) and in earnings. This standard does not change existing recognition or measurement guidance related to OTTI of equity securities. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009. Certain transition rules apply to debt securities held at the beginning of the interim period of adoption when an OTTI was previously recognized. We adopted this pronouncement during the quarter ended June 30, 2009 without material impact to our financial statements.

In November 2007, the Emerging Industries Task Force ("EITF") issued a new accounting standard which provides guidance relating to accounting for collaborative arrangements. The standard provides guidance on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. This issue is effective for annual periods beginning after December 15, 2008. Entities should report the effects of applying this standard as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of this standard, the following should be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. We adopted this pronouncement, effective April 1, 2009, without material impact to our financial statements.

The Sarbanes-Oxley Act of 2002 ("the Act") introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we were required to issue our management report on internal control over financial reporting in our annual report on Form 10-K for the fiscal year ended March 31, 2009. Based on current SEC requirements, we will be required to have our independent registered public accounting firm attest to the effectiveness of internal controls over financial reporting for our fiscal year ending March 31, 2011.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4. NOTES PAYABLE

Notes payable consist of the following at September 30, 2009:

                                   Principal
                                -------------
12% Notes payable, all past due  $   297,500
10% Note payable, past due             5,000
Note payable to law firm               8,001
                                 -----------
  Total Notes Payable            $   310,501
                                 ===========

Notes payable consisted of the following at March 31, 2009:

                                   Principal
                                -------------
12% Notes payable, all past due  $   297,500
10% Note payable, past due             5,000
                                 -----------
  Total Notes Payable            $   302,500
                                 ===========

NOTE PAYABLE TO LAW FIRM

On May 20 2009, we entered into a Promissory Note with our intellectual property law firm for the amount of $24,001, which represented the amount we owed to that firm. The Promissory Note calls for monthly payments of $4,000 from June 2009 through November 2009. Our monthly payments have reduced the balance on the note payable to $8,001 at September 30, 2009. The note bears interest at 10% per annum. At September 30, 2009, interest payable on this note totaled $200.

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On January 26, 2009, a holder of $50,000 of the 12% Notes converted his principal balance and $56,723 of accrued interest to common stock at the then current market price of $0.17 per share. At September 30, 2009, 12% Notes with a principal balance of $297,500 are outstanding, all of which are past due, in default, and bearing interest at the default rate of 15%. At September 30, 2009, interest payable on the 12% Notes totaled $307,906.

10% NOTES

From time to time, we issued notes payable ("10% Notes") to various investors, bearing interest at 10% per annum, with principal and interest due six months from the date of issuance. The 10% Notes required no payment of principal or interest during the term. The total amount of the original notes issued was $275,000. One 10% Note in the amount of $5,000, which is past due and in default, remains outstanding at September 30, 2009. At September 30, 2009, interest payable on this note totaled $4,125.

Management's plans to satisfy the remaining outstanding balance on these 12% and 10% Notes include converting the notes to common stock at market value or repayment with available funds. During the fiscal year ended March 31, 2009, we restructured our 8% and 9% Notes and for accounting purposes, we recorded an extinguishment loss of approximately $977,000 (See Note 5 for further description).

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following at September 30, 2009:

                                                                                    Net
                                                   Principal       Discount       Amount
                                                   ---------      ---------     ---------

Amended Series A 10% Convertible Notes, past due   $ 900,000      $      --     $  900,000
2008 10% Convertible Notes                            45,000         (4,852)        40,148
December 2006 10% Convertible Notes, past due         17,000             --         17,000
Restructured December 2008 10% Convertible
  Notes and Related Convertible Notes                469,591             --        469,591
May & June 2009 10% Convertible Notes                350,000       (198,442)       151,558
July & August 2009 10% Convertible Notes             668,250       (419,839)       248,411
                                                  ----------     -----------    ----------
  Total - Convertible Notes                       $2,449,841    $  (623,133)    $1,826,708
                                                  ==========    ============    ==========

Convertible Notes Payable consisted of the following at March 31, 2009:


                                                   Principal       Discount       Amount
                                                   ---------      ---------     ---------

Amended Series A 10% Convertible Notes, past due   $ 900,000      $      --     $  900,000
2008 10% Convertible Notes                            45,000         (8,683)        36,317
December 2006 10% Convertible Notes, past due         17,000             --         17,000
Restructured December 2008 10% Convertible
  Notes and Related Convertible Notes              1,116,403             --      1,116,403
                                                  ----------     -----------    ----------
  Total - Convertible Notes                       $2,078,403    $    (8,683)    $2,069,720
                                                  ==========    ============    ==========

AMENDED SERIES A 10% CONVERTIBLE NOTES

At September 30, 2009, $900,000 of the Amended Series A 10% Convertible Notes remained outstanding and in default. At September 30, 2009, interest payable on those notes totaled $101,250.

2008 10% CONVERTIBLE NOTES

2008 10% Convertible Notes in the aggregate amount of $45,000 remain outstanding at September 30, 2009. At September 30, 2009, interest payable on those notes totaled $5,228. The notes mature in January and February 2010.

DECEMBER 2006 10% CONVERTIBLE NOTES

At September 30, 2009, $17,000 of the December 2006 10% Notes remained outstanding and in default. At September 30, 2009, interest payable on those notes totaled $6,871.

RESTRUCTURED DECEMBER 2008 10% CONVERTIBLE NOTES AND RELATED CONVERTIBLE NOTES

Restructured December 2008 10% Convertible Notes and Related Convertible Notes in the aggregate amount of $469,591 remain outstanding at September 30, 2009. At September 30, 2009, interest payable on those notes totaled $11,740.

In June 2009, the holders of the Restructured December 2008 10% Convertible Notes and Related Convertible Notes informally agreed to extend the expiration date of the notes by three months from July 1, 2009 to October 1, 2009.

MAY & JUNE 2009 10% CONVERTIBLE NOTES

In May and June 2009, we raised an aggregate amount of $350,000 from the sale to accredited investors of 10% convertible notes ("May & June 2009 10% Convertible Notes"). The May & June 2009 10% Convertible Notes mature at various dates between November 2010 through December 2010 and are convertible into our common stock at a fixed conversion price of $0.20 per share prior to maturity. If the investors opt to convert their convertible debt to our common stock, then they will receive a matching three year warrant to purchase unregistered shares of our common stock at a price of $0.20 per share. We have measured the warrants but have not recorded them given their contingent terms.

After consideration of the warrants, we recorded a discount associated with the beneficial conversion feature of $233,735 related to the May & June 2009 10% Convertible Notes and we are amortizing that discount over the terms of the May & June 2009 10% Convertible Notes using the effective interest method.

At September 30, 2009, interest payable on those notes totaled $10,097.

JULY & AUGUST 2009 10% CONVERTIBLE NOTES

In July and August 2009, we raised an aggregate amount of $668,250 from the sale to three investment funds of 10% convertible notes ("July & August 2009 10% Convertible Notes"). Each note carries a one-year term and is convertible into our common stock at 80% of market with a floor of $0.15 cents and a ceiling of $0.25 cents per share. As additional consideration, the investors also received 1,336,500 three year warrants to purchase our common stock at $0.50 per share, although that exercise price is subject to change based on certain conditions. The conversion feature may additionally be adjusted in the event of future financing by the Company. Because the conversion feature and warrant exercise price each can be reset based on future events, they are considered derivatives.

We commissioned a valuation study on this transaction from a third party valuation firm and based on the results of that study, we recorded a discount associated with the derivative liability of $475,762 associated with the conversion feature.

At September 30, 2009, interest payable on those notes totaled $10,724.

We are amortizing the discount associated with the July & August 2009 10% Convertible Notes and associated warrants using the effective interest method. Deferred financing costs incurred in connection with this financing totaled $60,750 were capitalized and are being amortized using the effective interest method.

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

In May 2009, holders of certain convertible notes converted $139,256 of principal and accrued interest into 878,059 shares of our common stock pursuant to the terms of the notes at an average conversion rate of approximately $0.16 per share.

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

On June 29, 2009, Mr. Joyce, our Chief Executive Officer entered into an Option Suspension Agreement, whereby Mr. Joyce agreed to not exercise his stock options pending the filing of amended articles of incorporation of the Company increasing the Company's authorized capital. Accordingly of Mr. Joyce's total options, 2,857,143 could not be exercised until the amended articles of incorporation were filed, and 6,731,090 could not be exercised until the later of June 9, 2010 or the filing of the amended articles of incorporation. We filed the amendment to our articles of incorporation on September 21, 2009. The Agreement also provided Mr. Joyce certain protections in the event the Company shall undergo a change of control transaction while his options are suspended. Such protections include the right to receive, in the form of cash payments, the positive value of his options (which remain subject to suspension) at the time of such transaction.

In addition, we committed to issue 4,000,000 shares of restricted common stock, to Mr. Joyce at a price per share of $0.24, which shall vest in equal installments over a thirty six month period commencing June 9, 2010.

In July 2009, we registered 1,000,000 additional shares under our 2003 Consultant Stock Plan through the filing of a Form S-8 Registration Statement.

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

In July 2009, we issued a convertible promissory note in the principal amount of $330,000 to an accredited investor. The note is convertible into shares of our common stock at a price per share that is equal to the lesser of (i) $0.25, or
(ii) the average of the closing bid prices of the common stock for the three days immediately preceding the conversion date, subject in any case to a floor of $0.15 per share. The investor also received warrants to purchase 660,000 shares of our common stock at an exercise price of $0.50 per share. See JULY & AUGUST 2009 10% CONVERTIBLE NOTES in note 5.

In August 2009, we issued two convertible promissory note in the principal amount of $338,250 to two accredited investors. These notes are convertible into shares of our common stock at a price per share that is equal to the lesser of
(i) $0.25, or (ii) the average of the closing bid prices of the common stock for the three days immediately preceding the conversion date, subject in any case to a floor of $0.15 per share. The investors also received warrants to purchase 676,500 shares of our common stock at an exercise price of $0.50 per share. See JULY & AUGUST 2009 10% CONVERTIBLE NOTES in note 5.

In August 2009, we issued 21,154 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.26 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In August 2009, we issued 14,143 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.28 per share in payment for regulatory affairs consulting services valued at $3,960 based on the value of the services provided.

In August 2009, we issued 22,917 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.24 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In September 2009, we issued 36,094 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.22 per share in payment for financial consulting services valued at $7,941 based on the value of the services provided.

In September 2009, we issued 20,370 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.27 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In September 2009, we issued 16,000 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.24 per share in payment for regulatory affairs consulting services valued at $3,840 based on the value of the services provided.

In September 2009, we issued 19,784 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.28 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In September 2009, we issued 12,000 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.25 per share in payment for regulatory affairs consulting services valued at $3,000 based on the value of the services provided.

NOTE 7. OTHER CURRENT LIABILITIES

At September 30, 2009 and March 31, 2009, our other current liabilities were comprised of the following items:

                                                      September 30,    March 31,
                                                          2009           2009
                                                       ----------     ----------
Accrued interest                                       $  478,553     $  352,204
Accrued legal fees                                        211,865        211,865
Other                                                      86,864        115,429
                                                       ----------     ----------
  Total other current liabilities                      $  777,282     $  679,498
                                                       ==========     ==========

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $1,219,500 (as identified in Notes 4 and 5 above) have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At September 30, 2009, we had accrued interest in the amount of $419,152 associated with these notes in accrued liabilities payable (see Notes 4 and 5).

NOTE 8. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. In connection with our termination of our lease at our former headquarters, our former landlord, BMR 3030 Bunker Hill Street LLC, commenced an action in the Superior Court of California, County of San Diego, against us on September 14, 2009 seeking damages of approximately $25,000 for alleged unpaid rent and for surrender of the premises. All amounts were timely paid and the premises were timely surrendered. The former landlord has agreed to dismiss the action promptly.

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. Other than as mentioned here, we are not presently a party to any pending or threatened legal proceedings.

LEASES

In September 2009, we gave notice that we were terminating the month-to-month rental arrangement for our offices and laboratory effective October 3, 2009 and we entered into two new leases for office and laboratory space. The terms of the new leases are three years and two years, respectively, and the initial base lease payments are $4,746.15 per month and $1,667.00 per month, respectively. We expect that the cost of our new facilities will be less than the cost of our old facilities, which was $10,075 per month for rent and common area maintenance charges.

NOTE 9. SUBSEQUENT EVENTS

In October 2009, we issued 100,000 shares of restricted common stock as a donation to a scientific research foundation valued at $25,000 based on the closing price of $0.25.

In October 2009, we issued 319,033 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.22 per share in payment for financial consulting services valued at $70,187 based on the value of the services provided.

In October 2009, we issued 22,088 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.25 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In October 2009, we issued 37,585 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.22 per share in payment for financial consulting services valued at $8,269 based on the value of the services provided.

In October 2009, we issued 2,511,264 shares of common stock as a result of conversions of $481,297 of convertible notes payable and related accrued interest. The shares were issued to accredited investors.

In October 2009, we issued 15,231 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.26 per share in payment for regulatory affairs consulting services valued at $3,840 based on the value of the services provided.

In October 2009, we issued 11,702 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.47 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In October and to date in November 2009, we have raised $430,000 through the issuance of 10% convertible notes to accredited investors. The notes are convertible into our common stock at a fixed conversion price of $0.25 per share. The investors also received 1,720,000 three year warrants to purchase shares of our common stock at $0.25 per share.

In November 2009, we issued 117,759 shares of common stock as a result of conversions of $38,595 of notes payable ($15,200 in a 12% Note Payable, see Note 4, and $10,000 in a May & June 2009 10% Convertible Note, see Note 5) and related accrued interest. The shares were issued to accredited investors.

In November 2009, we issued 14,103 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.39 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Exchange Act. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Aethlon Medical, Inc. ("we", "us" or "the Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, completion of our capital-raising activities, FDA approval of our products, other regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of our filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act and must file reports, proxy statements and other information with the SEC. The reports, information statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 450 Fifth Street, N.W. Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Commission also maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our headquarters are located at 8910 University Center Lane, Suite 255, San Diego, CA 92122. Our phone number at that address is (858) 459-7800. Our Web site is http://www.aethlonmedical.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2009 were $797,877 in comparison with $732,659 for the comparable quarter a year ago. This increase of $65,218, or 9%, was due to an increase in professional fees of $44,847 and an increase in payroll and related expenses of $43,237, which was partially offset by a decrease in general and administrative expenses of $22,866.

The $44,847 increase in our professional fees was primarily due to a $64,769 charge by a contract manufacturer for establishing the systems to manufacture our product under the FDA's good manufacturing practices and also to produce both a trial product manufacturing run and to produce our first commercial batch of products. We also had a $39,850 increase in the fees paid for investor relations services and a $7,454 increase in expenses related to business development work. These increases were partially offset by a $25,377 reduction in our accounting fees, a $22,785 reduction in our legal fees and a $21,728 decrease in our fees paid for scientific consulting services. $84,500 of the professional fees for the three months ended September 30, 2009 were paid for through issuances of our common stock.

The $43,237 increase in payroll and related expenses was due to a $100,191 increase in non-cash stock-based compensation expense, which was partially offset by a $56,954 decrease in cash-based compensation.

The $22,866 decrease in general and administrative expenses was due primarily to a $56,763 decrease in lab supplies. That decrease was partially offset by increases in rent of $18,025 related to our move to new locations and to an $18,715 increase in travel and entertainment largely related to attending investor conferences.

Other Expenses (Income)

Other expenses (income) consist primarily of the change in the fair value of our derivative liability, interest expense and other expense. Other expenses (income) for the three months ended September 30, 2009 were $(72,277) in comparison with $1,080,161 for the comparable quarter a year ago.

The three month period ended September 30, 2008 included a $607,908 charge for a loss on the issuance of common stock and warrants in payment of accrued interest and penalties to certain convertible noteholders. There was no comparable charge in the three month period ended September 30, 2009.

Both periods include changes in the fair value of derivative liability. For the three months ended September 30, 2009, the change in the estimated fair value of derivative liability was a gain of $282,096 and for the three months ended September 30, 2008, the change in estimated fair value was a gain of $76,275.

Interest expense was $176,055 for the three months ended September 30, 2009 compared to $551,042 in the corresponding prior period, a decrease of $374,987. The various components of our interest expense are shown in the following table:

                                          Quarter Ended Quarter Ended     Change
                                             9/30/09       9/30/08
                                            ---------     ---------      ---------
Actual Interest Expense                     $  76,683     $  66,148      $  10,535
Amortization of Deferred Financing Costs       13,219        43,073        (29,854)
Amortization of Note Discounts                 82,686       434,942       (352,256)
Finance Charges from Vendors                    3,467         6,879         (3,412)
                                            ---------     ---------      ---------
Total Interest Expense                      $ 176,055     $ 551,042      $(374,987)
                                            =========     =========      =========


As noted in the above table, the primary factor in the $374,987 reduction in interest expense was the $352,256 reduction in amortization of note discounts. This occurred because a significant portion of our note discounts were fully amortized as of September 30, 2009.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $726,000 and $1,813,000 for the quarters ended September 30, 2009 and 2008, respectively.

Basic and diluted loss per common share were ($0.01) for the three month period ended September 30, 2009 compared to ($0.04) for the period ended September 30, 2008.

SIX MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2008

Operating Expenses

Consolidated operating expenses for the six months ended September 30, 2009 were $1,439,832 in comparison with $1,356,318 for the comparable period a year ago. This increase of $83,514, or 6%, was due to an increase in professional fees of $120,425 and an increase in payroll and related expenses of $17,548, which was partially offset by a decrease in general and administrative expenses of $54,459.

The $120,425 increase in our professional fees was primarily due to a $108,295 increase in the fees paid for investor relations services and a $64,769 charge by a contract manufacturer for establishing the systems to manufacture our product under the FDA's good manufacturing practices and also to produce both a trial product manufacturing run and to produce our first commercial batch of products. Those increases were partially offset by a $40,821 reduction in our accounting fees, a $13,443 reduction in our legal fees and a $43,518 decrease in our fees paid for scientific consulting services. $223,200 of the professional fees for the six months ended September 30, 2009 were paid for through issuances of our common stock.

The $17,548 increase in payroll and related expenses was due to a $164,555 increase in non-cash stock-based compensation expense, which was partially offset by a $147,007 decrease in cash-based compensation due to headcount reductions.

The $54,459 decrease in general and administrative expenses was due primarily to a $64,604 decrease in lab supplies and a $14,929 decrease in insurance expense due to headcount reductions. That decrease was partially offset by increases in rent of $23,471 related to our move to new locations and to a $14,864 increase in travel and entertainment largely related to attending investor conferences.

Other Expenses (Income)

Other expenses (income) consist primarily of the change in the fair value of our derivative liability, interest expense and other expense. Other expenses (income) for the six months ended September 30, 2009 were $281,707 in comparison with $1,455,317 for the comparable period a year ago.

The six month period ended September 30, 2008 included a $607,908 charge for a loss on the issuance of common stock and warrants in payment of accrued interest and penalties to certain convertible noteholders. There was no comparable charge in the six month period ended September 30, 2009.

Both periods include changes in the fair value of derivative liability. For the six months ended September 30, 2009, the change in the estimated fair value of derivative liability was a gain of $244,762 and for the six months ended September 30, 2008, the change in estimated fair value was a gain of $263,967.

Interest expense was $492,712 for the six months ended September 30, 2009 compared to $1,113,890 in the corresponding prior period, a decrease of $621,178. The various components of our interest expense are shown in the following table:

                                           Six Months    Six Months
                                              Ended         Ended         Change
                                             9/30/09       9/30/08
                                            ---------     ---------      ---------
Actual Interest Expense                     $ 156,307     $ 128,955      $  27,352
Amortization of Deferred Financing Costs       13,219        81,323        (68,104)
Amortization of Note Discounts                315,685       898,129       (582,444)
Finance Charges from Vendors                    7,501         5,483          2,018
                                            ---------     ---------      ---------
Total Interest Expense                      $ 492,712    $1,113,890      $(621,178)
                                            =========    ==========      =========


As noted in the above table, the primary factor in the $621,178 reduction in interest expense was the $582,444 reduction in amortization of note discounts. This occurred because a significant portion of our note discounts were fully amortized as of September 30, 2009.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $1,722,000 and $2,812,000 for the six month periods ended September 30, 2009 and 2008, respectively.

Basic and diluted loss per common share were ($0.03) for the six month period ended September 30, 2009 compared to ($0.07) for the period ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. Our cash position at September 30, 2009 was approximately $92,000 compared to approximately $6,000, at March 31, 2009, representing an increase of approximately $86,000. During the six months ended September 30, 2009, operating activities used net cash of approximately $932,000, while we received approximately $1,028,000 from financing activities from the issuance of common stock and convertible notes. In addition, during this period we used $10,000 in investing activities related to expenditures related to additions to patents and patents pending.

During the six month period ended September 30, 2009, net cash used in operating activities resulted primarily from the approximate net loss of $1,722,000 and the non-cash gain of approximately $245,000 relating to the change in the estimated fair value of derivative liability offset by the amortization of note discounts of approximately $329,000, fair market value of common stock of approximately $304,000 issued in payment for services and approximately $299,000 in stock-based compensation.

A decrease in working capital during the six months ended September 30, 2009 in the amount of approximately $160,000 changed our negative working capital position to approximately ($4,264,000) at September 30, 2009 from a negative working capital of approximately ($4,104,000) at March 31, 2009.

Our current deficit in working capital requires us to obtain funds in the short-term to be able to continue in business, and in the longer term to fund research and development on products not yet ready for market. Subsequent to September 30, 2009, we raised an additional $430,000 through the sale to accredited investors of convertible notes and common stock purchase warrants, however, we continue to seek additional financing.

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

We plan to continue research and development activities related to our Hemopurifier(R) platform technology, with particular emphasis on the advancement of our treatment for "Category A" pathogens as defined by the Federal Government under Project Bioshield and the All Hazards Preparedness Act of 2006. The Company has filed an Investigational Device Exemption ("IDE") with the FDA in order to proceed with human safety studies of the Hemopurifier(R). Such studies, complemented by planned IN VIVO and appropriate animal IN VITRO studies, should allow us to proceed to the Premarket Approval ("PMA") process. The PMA process is the last major FDA hurdle in determining the safety and effectiveness of Class III medical devices (of which the Hemopurifier(R) is one).

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

In September 2009, we terminated our month-to-month rental arrangement for our offices and laboratory and we entered into two new leases for office and laboratory space. The terms of the new leases are three years and two years, respectively, and the initial base lease payments are $4,746.15 per month and $1,667.00 per month, respectively. We expect that the cost of our new facilities will be less than the cost of our old facilities.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to measurement of stock purchase warrants issued with notes payable, beneficial conversion feature of convertible notes payable, impairment of intangible assets and long lived assets, stock compensation, and the classification of warrant obligations, and evaluation of contingencies. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

There have been no changes to our critical accounting policies as disclosed in our Form 10-K for the year ended March 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We have no obligations required to be disclosed herein as off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. In connection with our termination of our lease at our former headquarters, our former landlord, BMR 3030 Bunker Hill Street LLC, commenced an action in the Superior Court of California, County of San Diego, against us on September 14, 2009 seeking damages of approximately $25,000 for alleged unpaid rent and for surrender of the premises. All amounts were timely paid and the premises were timely surrendered. The former landlord has agreed to dismiss the action promptly.

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. Other than as set forth here, we are not presently a party to any pending or threatened legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2009, we issued the following securities which were not registered under the Securities Act of 1933, as amended, and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

In July 2009, we issued 518,649 shares of common stock as a result of conversions of $100,566 of convertible notes payable and related accrued interest. The shares were issued to accredited investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $1,219,500 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. Additionally, on July 30, 2008, the holders of the Amended Series A Convertible Notes notified us that we were in default on the notes due to our failure to register the warrants by March 31, 2008 and for failing to make required interest payments. At September 30, 2009, we had accrued interest in the amount of $419,152 associated with these notes and accrued liabilities payable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 16, 2009, we held our Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, our four incumbent directors, James A. Joyce, Richard H. Tullis, Franklyn S. Barry, Jr. and Edward G. Broenniman, were reelected as members of our board of directors. The voting with respect to each of the nominees was as follows:

       Nominee                      Votes For    Votes Withheld
       -------                      ---------    --------------
       James A. Joyce               43,120,294      362,344
       Richard H. Tullis            43,304,615      178,023
       Franklyn S. Barry, Jr.       43,130,815      351,823
       Edward G. Broenniman         43,136,798      345,840

Stockholders also voted to ratify the appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP as the Company's independent auditors for the fiscal year ending March 31, 2010 and to approve an amendment to our articles of incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 250,000,000. Voting with respect to those two proposals was as follows:

       Proposal                                    Votes For    Votes Against     Abstentions     Broker Non-Votes
       --------                                    ---------    -------------     -----------     ----------------
       Ratification of auditors                    43,219,670     218,889            44,079                0
       Amendment of articles of incorporation      40,316,985   3,052,337           113,316                0

ITEM 5. OTHER INFORMATION.

In September 2009, we gave notice that we were terminating the month-to-month rental arrangement for our offices and laboratory effective October 3, 2009 and we entered into two new leases for office and laboratory space. The terms of the new leases are three years and two years, respectively, and the initial base lease payments are $4,746.15 per month and $1,667.00 per month, respectively. We expect that the cost of our new facilities will be less than the cost of our old facilities, which was $10,075 per month for rent and common area maintenance charges.

In October and to date in November 2009, we have raised $430,000 through the issuance in a private placement of 10% convertible notes to accredited investors. The notes are convertible into 1,720,000 shares of our common stock at a fixed conversion price of $0.25 per share. The investors also received 1,720,000 three year warrants to purchase shares of our common stock at $0.25 per share.

ITEM 6.      EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

3.1      Articles of Incorporation of Aethlon Medical, Inc., as amended*

3.2      Bylaws of Aethlon Medical, Inc.*

10.1     Form of Convertible Promissory Note (1)

10.2     Form of Common Stock Purchase Warrant (1)

10.3     Form of Common Stock Purchase Warrant (2)

10.4     Form of Subscription Agreement (3)

10.5     Form of Convertible Promissory Note (4)

10.6 Office Lease, dated as of September 16, 2009, between Glenborough Aventine, LLC and Aethlon Medical, Inc.*

10.7 Standard Industrial Net Lease, dated as of September 28, 2009, between Sorrento Business Complex and Aethlon Medical, Inc.*

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of James A. Joyce, Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1) Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2009.

(2) Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 25, 2009.

(3) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 25, 2009.

(4) Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 25, 2009.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AETHLON MEDICAL, INC.


Date: NOVEMBER 16, 2009                   BY: /S/ JAMES A. JOYCE
                                            ---------------------------
                                            JAMES A. JOYCE
                                            CHAIRMAN, PRESIDENT, CHIEF
                                            ACCOUNTING OFFICER AND
                                            CHIEF EXECUTIVE OFFICER