Form 10-Q
period 2009-12-31
AETHLON MEDICAL INC
filed 2010-02-16
CIK 882291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

COMMISSION FILE NUMBER 000-21846

AETHLON MEDICAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	13-3632859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8910 UNIVERSITY CENTER LANE, SUITE 255, SAN DIEGO, CA 92122

(Address of principal executive offices) (Zip Code)

(858) 459-7800

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [_] NO [X]

As of February 12, 2010, the registrant had outstanding 60,166,423 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2009 (UNAUDITED) AND MARCH 31, 2009	3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2009 (UNAUDITED)	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2009 (UNAUDITED)	5

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4T.	CONTROLS AND PROCEDURES	28

PART II. OTHER INFORMATION		29

ITEM 1.	LEGAL PROCEEDINGS	29

ITEM 1A.	RISK FACTORS	29

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	29

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29

ITEM 5.	OTHER INFORMATION	30

ITEM 6.	EXHIBITS	30

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets
Cash	$48,600	$6,157
Deferred financing costs	47,859	--
Prepaid expenses and other current assets	11,109	37,011
Total current assets	107,568	43,168

Property and equipment, net	10,182	2,603
Patents and patents pending, net	146,968	138,417
Deposits	7,168	13,200
Total assets	$271,886	$197,388

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$304,337	$460,074
Due to related parties	609,331	634,896
Notes payable	290,000	302,500
Convertible notes payable, net of discounts	1,445,583	2,069,720
Derivative liabilities	587,627	--
Other current liabilities	1,178,752	679,498
Total current liabilities	4,415,630	4,146,688

Commitments and Contingencies (Note 9)

Stockholders' Deficit
Common stock, par value $0.001 per share; 250,000,000 and 100,000,000 shares authorized as of December 31, 2009 and March 31, 2009; 59,355,101 and 49,454,131 shares issued and outstanding as of December 31, 2009 and March 31, 2009, respectively	59,356	49,455
Additional paid-in capital	37,374,195	34,312,659
Deficit accumulated during development stage	(41,577,295)	(38,311,414)
	(4,143,744)	(3,949,300)
Total liabilities and stockholders' deficit	$271,886	$197,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AETHLON MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 31, 2009 and 2008 and
For the Period January 31, 1984 (Inception) Through December 31, 2009
(Unaudited)

					January 31, 1984
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009
REVENUES

Grant income	$--	$--	$--	$--	$1,424,012
Subcontract income	--	--	--	--	73,746
Sale of research and development	--	--	--	--	35,810
	--	--	--	--	1,533,568

EXPENSES

Professional fees	283,355	151,022	846,381	593,622	8,638,840
Payroll and related	286,468	630,958	959,593	1,286,535	12,085,319
General and administrative	146,154	85,389	384,204	343,530	6,282,286
Impairment	--	--	--	--	1,313,253
	715,977	867,369	2,190,178	2,223,687	28,319,698
OPERATING LOSS	(715,977)	(867,369)	(2,190,178)	(2,223,687)	(26,786,130)

OTHER EXPENSE (INCOME)
Loss on extinguishment of debt	--	1,063,344	--	1,063,344	2,760,674
Loss on settlement of accrued interest and damages	--	--	--	607,908	607,908
Loss (gain) on change in fair value of derivative liability	77,426	50,064	(167,336)	(213,903)	1,454,282
Interest and other debt expenses	692,770	363,964	1,185,482	1,477,854	9,540,252
Interest income	(295)	(187)	(1,006)	(2,701)	(21,192)
Other	--	--	--	--	449,241
	769,901	1,477,185	1,017,140	2,932,502	14,791,165
NET LOSS	$(1,485,878)	$(2,344,554)	$(3,207,318)	$(5,156,189)	$(41,577,295)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.05)	$(0.06)	$(0.12)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	58,230,294	43,506,386	55,369,652	41,486,177

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AETHLON MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2009
(Unaudited)

			January 31, 1984
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash flows from operating activities:

Net loss	$(3,207,318)	$(5,156,189)	$(41,518,732)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	9,568	12,534	1,054,792
Amortization of deferred consulting fees	--	--	109,000
Loss on settlement of accrued interest and damages	--	607,908	607,264
Gain on sale of property and equipment	--	--	(13,065)
Gain on settlement of debt	--	--	(131,175)
Loss on settlement of accrued legal liabilities	--	--	142,245
Stock based compensation	401,840	590,832	2,084,616
Fair value of warrants issued upon conversion	31,549	--	31,549
Fair market value of common shares donated to research institute	25,000	--	25,000
Loss on debt extinguishment	--	1,063,344	2,741,318
Fair market value of warrants issued in connection with accounts payable and debt	--	--	2,715,736
Fair market value of common stock, warrants and options issued for services	515,576	249,186	4,662,519
Change in fair value of derivative liability	(167,336)	(213,903)	1,454,282
Amortization of debt discount and deferred financing costs	557,293	1,251,326	4,556,075
Impairment of patents and patents pending	--	--	416,026
Impairment of goodwill	--	--	897,227
Deferred compensation forgiven	--	--	217,223
Changes in operating assets and liabilities:
Prepaid expenses	25,902	(14,315)	180,387
Deposits	6,032	--	(7,168)
Accounts payable and other current liabilities	445,980	136,799	2,945,146
Due to related parties	(25,565)	(28,000)	1,260,142

Net cash used in operating activities	(1,381,479)	(1,500,478)	(15,549,593)

Cash flows from investing activities:
Purchases of property and equipment	(10,274)	--	(283,124)
Additions to patents and patents pending	(15,424)	(9,693)	(402,767)
Proceeds from the sale of property and equipment	--	--	17,065
Cash of acquired company	--	--	10,728
Net cash used in investing activities	(25,698)	(9,693)	(658,098)

Cash flows from financing activities:
Proceeds from the issuance of notes payable	--	--	2,350,000
Principal repayments of notes payable	(24,000)	--	(376,500)
Net proceeds from the issuance of convertible notes payable	1,358,420	430,000	3,926,420
Proceeds from the issuance of common stock	115,200	917,500	10,433,102
Professional fees related to registration statement	--	--	(76,731)
Net cash provided by financing activities	1,449,620	1,347,500	16,256,291

Net (decrease) increase in cash	42,443	(162,671)	48,600

Cash at beginning of period	6,157	254,691	--

Cash at end of period	$48,600	$92,020	$48,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AETHLON MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2009
(Unaudited)

			January 31, 1984
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2009	2008	2009
Supplemental disclosures of non-cash investing and financing information:

Reclassification of accounts payable to notes payable	$24,001	$ -- $	24,001

Reclassification of warrant derivative liability into equity	--	419,192	419,192

Additional convertible debt issued in debt restructuring	--	573,211	573,211

Debt and accrued interest converted to common stock	1,279,037	371,604	5,130,508

Stock option exercise by director for accrued expenses	--	--	95,000

Debt discount on convertible notes payable associated with conversion feature and warrants	1,380,386	150,095	3,840,201

Issuance of common stock, warrants and options in settlement of accrued expenses and due to related parties	--	--	1,003,273

Issuance of common stock in connection with acquisition of patent pending and with license agreements	--	--	118,000

Net assets of entities acquired in exchange for equity securities	--	--	1,597,867

Debt placement fees paid by issuance of warrants	--	13,307	856,845

Common stock issued for prepaid expenses	--	--	161,537

Derivative Liabilities recorded in connection with warrant reclassification and embedded conversion feature	759,963	--	759,963

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AETHLON MEDICAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2009

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to make the financial statements not misleading have been included. We have evaluated subsequent events through February 12, 2010, the last business day before our condensed consolidated financial statements were issued. The condensed consolidated balance sheet as of March 31, 2009 was derived from our audited financial statements. Operating results for the three and nine month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2009, which includes audited financial statements and footnotes as of March 31, 2009 and for the years ended March 31, 2009 and 2008 and the period January 31, 1984 (Inception) through March 31, 2009.

NOTE 2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately ($4,308,000), recurring losses from operations and a deficit accumulated during the development stage of approximately ($41,577,000) at December 31, 2009, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. Our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2010 ("fiscal 2010"). Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

We are currently addressing our liquidity needs by exploring investment capital opportunities through the private placement of common stock or issuance of additional debt. We believe that our access to additional capital, together with existing cash resources, will be sufficient to meet our liquidity needs for fiscal 2010. However, no assurance can be given that we will receive any funds in connection with our capital raising efforts.

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

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly-owned subsidiaries Aethlon, Inc., Hemex, Inc., Syngen Research, Inc., Cell Activation, Inc. and Exosome Sciences, Inc. (collectively hereinafter referred to as the "Company" or "Aethlon").

Hemex, Inc. is dormant and Aethlon, Inc., Syngen Research, Inc. and Cell Activation, Inc. were dormant and were dissolved effective November 25, 2009. In December 2009, we formed Exosome Sciences, Inc. to conduct our future cancer-related activities.  There exist no material intercompany transactions or balances between Aethlon and any of our subsidiaries.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued, and if the additional common shares were dilutive. As the Company had net losses for all periods presented, basic and diluted loss per share are the same, since additional potential common shares have been excluded as their effect would be antidilutive.

The potentially dilutive common shares outstanding for the quarters ended December 31, 2009 and 2008, which include shares underlying outstanding stock options, warrants and convertible debentures were 50,105,718 and 43,610,714, respectively.

PATENTS

We capitalize the cost of patents, some of which were acquired, and amortize such costs over the estimated useful life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred research and development expenses during the three and nine month periods ended December 31, 2009 and 2008, which are included in various operating expense line items in the accompanying consolidated statements of operations. Our research and development expenses in those periods were as follows:

	December 31,	December 31,
	2009	2008
Three months ended	$155,059	$143,150
Nine months ended	$389,758	$522,993

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's cash, accounts payable and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of certain convertible notes and related warrants at December 31, 2009 approximates $587,627 based upon a third party valuation report that we commissioned. Warrants classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations.

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

EQUITY INSTRUMENTS FOR SERVICES PROVIDED BY OTHER THAN EMPLOYEES

We account for transactions involving goods and services provided by third parties where we issue equity instruments as part of the total consideration using the fair value of the consideration received (i.e., the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

In transactions, when the value of the goods and/or services is not readily determinable and (1) the fair value of the equity instruments is more reliably measurable and (2) the counterparty receives equity instruments in full or partial settlement of the transactions, we use the following methodology:

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We believe that no impairment occurred at or during the three months ended December 31, 2009.

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

The classification of a derivative instrument is reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

 On April 1, 2009 we adopted new Financial Accounting Standards Board ("FASB") guidance that requires us to apply a two-step model in determining whether a financial instrument or an embedded feature is indexed to our own stock and thus enables it to qualify for equity classification. We have identified several convertible debt agreements in which the embedded conversion feature contains certain provisions that may result in an adjustment of the conversion price, which results in the failure of the embedded conversion feature to be considered to be indexed to our stock. Accordingly, under this guidance, we are required to record the estimated fair value of the embedded conversion feature as a derivative liability. As a result of the adoption of this guidance, the estimated fair value of the embedded conversion feature (See SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS below) was recorded as a derivative liability (at the date of issuance), and a cumulative effect adjustment was recorded to our accumulated deficit. In addition, we have re-measured such derivative liability at estimated fair value as of December 31, 2009 and have recorded the change in the fair value for the three and nine months ended December 31, 2009 in other expense (income) in the accompanying Condensed Consolidated Statement of Operations.

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

However, the above referenced registration statement ceased being effective in July 2009.  As a result, as of December 31, 2009, we have accrued potential liquidated damages in the aggregate amount of $351,000, which represents amounts owed through December 31, 2009, plus the additional estimated amounts that will be owed through April 2010, at which time we currently expect to have an effective registration statement back on file with the SEC. The actual amount of liquidated damages owed for the period subsequent to December 31, 2009 through the date that the registration statement is declared effective may be more or less than the amount estimated as of December 31, 2009 in the event that the actual length of time required for us to achieve an effective registration statement differs from our current estimate. We also intend to negotiate the amount of liquidated damages due and, as such, the ultimate amounts we may actually pay may be less than the amount currently accrued.

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

In June 2009, our Chief Executive Officer agreed to suspend the exercise of up to 9,588,243 of his stock options, which allowed us to utilize the shares underlying those stock options in capital raising activities while we presented our stockholders with a proposal to increase the number of authorized shares from 100,000,000 to 250,000,000. That proposal was approved by our stockholders at our Annual Meeting on September 16, 2009.  Following that approval we extended the Chief Executive Officer's stock options by the 100 days that he had unreserved his shares. We valued the change in fair value of his stock options due to this extension, and based on the change in fair value, recorded an increase to our stock based compensation expense in the quarter ended September 30, 2009 of $64,678 for his vested options. For his unvested options, we recorded an increase to fair value of $15,308 which will be expensed over the remaining vesting period of those options.

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and nine months ended December 31, 2009 and 2008:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Payroll and related	$103,093	$456,640	$401,840	$590,832

Total share-based compensation expense included in net loss	$103,093	$456,640	$401,840	$590,832

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three and nine months ended December 31, 2009 was insignificant.

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

We did not issue any stock option grants in the nine months ended December 31, 2009.  In the nine months ended December 31, 2008, we issued 4,050,000 stock option grants.

Options outstanding that have vested and are expected to vest as of December 31, 2009 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term in Years

Vested	12,789,060	$0.37	5.14
Expected to vest	1,700,000	0.35	8.67
Total	14,489,060

At December 31, 2009, there was approximately $356,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 0.86 years.

On December 31, 2009, our stock options had a negative intrinsic value since the closing price on that date of $0.30 per share was below the weighted average exercise price of our stock options.

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued a new accounting standard related to subsequent events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The new accounting standard distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, the new accounting standard requires disclosure of the date through which subsequent events were evaluated. The new accounting standard is effective for interim and annual periods after June 15, 2009. We adopted the new accounting standard for the quarter ended June 30, 2009, and have evaluated subsequent events through February 15, 2010.

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

As a result of the adoption of this standard, we classified the estimated fair value of the embedded conversion feature of the convertible debt agreement described above, which was determined to be $279,201, as a derivative liability on April 1, 2009 and recorded a cumulative effect adjustment to retained earnings (deficit) based on the difference between amounts recognized at the date of issuance and April 1, 2009.

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

NOTE 4. NOTES PAYABLE

Notes payable consist of the following at December 31, 2009:

Principal
12% Notes payable, all past due	$285,000
10% Note payable, past due	5,000
Total Notes Payable	$290,000

Notes payable consisted of the following at March 31, 2009:

Principal
12% Notes payable, all past due	$297,500
10% Note payable, past due	5,000
Total Notes Payable	$302,500

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On November 4, 2009, a holder of $12,500 of the 12% Notes converted his principal balance and $15,625 of accrued interest to common stock at the then current market price of $0.43 per share. At December 31, 2009, 12% Notes with a principal balance of $285,000 are outstanding, all of which are past due, in default, and bearing interest at the default rate of 15%. At December 31, 2009, interest payable on the 12% Notes totaled $303,125.

10% NOTES

From time to time, we issued notes payable ("10% Notes") to various investors, bearing interest at 10% per annum, with principal and interest due six months from the date of issuance. The 10% Notes required no payment of principal or interest during the term. The total amount of the original notes issued was $275,000. One 10% Note in the amount of $5,000, which is past due and in default, remains outstanding at December 31, 2009. At December 31, 2009, interest payable on this note totaled $4,250.

Management's plans to satisfy the remaining outstanding balance on these 12% and 10% Notes include converting the notes to common stock at market value or repayment with available funds. During the fiscal year ended March 31, 2009, we restructured our 8% and 9% Notes and for accounting purposes, we recorded an extinguishment loss of approximately $977,000.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following at December 31, 2009:

			Net
	Principal	Discount	Amount

Amended Series A 10% Convertible Notes, past due	$900,000	$--	$900,000
2008 10% Convertible Notes	45,000	(3,507)	41,493
December 2006 10% Convertible Notes, past due	17,000	--	17,000
May & June 2009 10% Convertible Notes	300,000	(152,039)	147,961
July & August 2009 10% Convertible Notes	668,250	(329,124)	339,126
October & November 2009 10% Convertible Notes	380,250	(380,247)	3
Total - Convertible Notes	$2,310,500	$(864,917)	$1,445,583

Convertible Notes Payable consisted of the following at March 31, 2009:

	Principal	Discount	Amount

Amended Series A 10% Convertible Notes, past due	$900,000	$--	$900,000
2008 10% Convertible Notes	45,000	(8,683)	36,317
December 2006 10% Convertible Notes, past due	17,000	--	17,000
Restructured December 2008 10% Convertible
Notes and Related Convertible Notes	1,116,403	--	1,116,403
Total - Convertible Notes	$2,078,403	$(8,683)	$2,069,720

AMENDED SERIES A 10% CONVERTIBLE NOTES

At December 31, 2009, $900,000 of the Amended Series A 10% Convertible Notes remained outstanding and in default. These notes are convertible into our common stock at $0.20 per share. At December 31, 2009, interest payable on those notes totaled $135,000.

2008 10% CONVERTIBLE NOTES

2008 10% Convertible Notes in the aggregate amount of $45,000 remain outstanding at December 31, 2009. These notes are convertible into our common stock at $0.50 per share. At December 31, 2009, interest payable on those notes totaled $6,353. The notes mature in January and February 2010.

DECEMBER 2006 10% CONVERTIBLE NOTES

At December 31, 2009, $17,000 of the December 2006 10% Notes remained outstanding and in default. These notes are convertible into our common stock at $0.17 per share. At December 31, 2009, interest payable on those notes totaled $7,508.

RESTRUCTURED DECEMBER 2008 10% CONVERTIBLE NOTES AND RELATED CONVERTIBLE NOTES

None of the Restructured December 2008 10% Convertible Notes and Related Convertible  Notes remained outstanding at December 31, 2009. All of the remaining principal and  accrued interest was converted into 2,511,264 common shares at an average conversion  price of $0.19 per share during the three months ended December 31, 2009.

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

During the three months ended December 31, 2009, the holders of two of the May & June 2009 10% Convertible Notes converted a total of $50,000 in notes to 250,000 shares of our common stock under the conversion feature of the notes.  Due to these conversions, we accelerated the remaining discount of $15,928 associated with those two converted notes and recorded that amount as interest expense in the three months ended December 31, 2009.  We also issued 250,000 warrants as a result of those conversions, the fair value of which had been measured on the issuance dates of the relevant convertible notes using the Binomial lattice method at $31,550.  We recorded that $31,550 amount as interest expense in the three months ended December 31, 2009.

At December 31, 2009, interest payable on those notes totaled $14,194.

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

We commissioned a valuation study on this transaction from a third party valuation firm and based on the results of that study, we recorded a discount associated with the derivative liability of $475,762 associated with the conversion feature.  We commissioned a valuation of the derivative liability to measure the fair value of the derivative liability at December 31, 2009 and based on the results of that study, we recorded a fair value at December 31, 2009 of $597,627.  As a result of this fair value change we recorded a gain of $122,626 in the three months ended December 31, 2009.

We are amortizing the discount associated with the July & August 2009 10% Convertible Notes and associated warrants using the effective interest method. Deferred financing costs incurred in connection with this financing totaled $60,750, which were capitalized and are being amortized using the effective interest method.

At December 31, 2009, interest payable on those notes totaled $27,418.

OCTOBER & NOVEMBER 2009 10% CONVERTIBLE NOTES

In October and November 2009, we raised $430,000 from the sale to accredited investors of 10% convertible notes ("October & November 2009 10% Convertible Notes"). The October & November 2009 10% Convertible Notes mature at various dates between April 2011 and May 2011 and are convertible into our common stock at a fixed  conversion price of $0.25 per share prior to maturity. The investors also received matching three year warrants to purchase unregistered shares of our common stock at a price of $0.25 per share.

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes.  We are amortizing the discount associated with the October & November 2009 10% Convertible Notes and associated warrants using the effective interest method.

Three of the investors immediately converted their convertible notes totaling $70,000 into 280,000 shares of our common stock under the conversion formula.  As a result, we accelerated the discount of $70,000 associated with their notes and recorded that amount as interest expense in the three months ended December 31, 2009.

Deferred financing costs of $20,250 incurred in connection with this financing were issued in the form of a convertible note with warrants on the same terms as those received by the investors.  We capitalized the $20,250 of deferred financing costs and are amortizing them over the term of the notes using the effective interest method.

At December 31, 2009, interest payable on these notes totaled $9,506.

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

In July 2009, we issued 51,971 shares of common stock pursuant to our S-8registration statement covering our 2003 Consultant Stock Plan at $0.28 per share in payment for legal services valued at $14,500 based on the value of the services provided.

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

In October 2009, we issued 15,231 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.26 per share in payment for regulatory affairs consulting services valued at $3,960 based on the value of the services provided.

In October 2009, we issued 11,702 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.47 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In October and November 2009, we raised $430,000 through the issuance of 10% convertible notes to accredited investors. The notes are convertible into our common stock at a fixed conversion price of $0.25 per share. The investors also received 1,720,000 three year warrants to purchase shares of our common stock at $0.25 per share.  We also issued to a finder as deferred offering costs a convertible note for $20,250 on the same terms as those received by the investors.  Three of the investors in this financing immediately converted their notes totaling $70,000 to 280,000 shares of our common stock per the conversion formula in the notes (see Note 5).

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

In November 2009, we issued 89,397 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.36 per share in payment for legal services valued at $32,451 based on the value of the services provided.

In November 2009, we issued 19,688 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.35 per share in payment for financial consulting services valued at $6,891 based on the value of the services provided.

In November 2009, we issued 15,068 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.37 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In December 2009, we issued 9,900 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.40 per share in payment for regulatory affairs consulting services valued at $3,960 based on the value of the services provided.

In December 2009, we issued 50,313 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.30 per share in payment for financial consulting services valued at $15,094 based on the value of the services provided.

In December 2009, we issued 114,066 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.30 per share in payment for financial consulting services valued at $34,220 based on the value of the services provided.

In December 2009, we issued 17,188 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.32 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In December 2009, we issued 11,314 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.35 per share in payment for regulatory affairs consulting services valued at $3,960 based on the value of the services provided.

In December 2009, we issued 18,333 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.30 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In December 2009, we issued 211,665 shares of common stock as a result of the conversion of a $40,000 convertible note payable (see Note 5) and related accrued interest.  The shares were issued to an accredited investor.

NOTE 7. OTHER CURRENT LIABILITIES

At December 31, 2009 and March 31, 2009, our other current liabilities were comprised of the following items:

	December 30,	March 31,
	2009	2009
Accrued interest	$528,100	$352,204
Accrued legal fees	211,865	211,865
Deferred rent	921	--
Accrued liquidated damages	351,000	--
Other	85,945	115,429
Total other current liabilities	$1,177,831	$679,498

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $1,207,000 (as identified in Notes 4 and 5 above) have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At December 31, 2009, we had accrued interest in the amount of $415,496 associated with these defaulted notes in accrued liabilities payable (see Notes 4 and 5).

NOTE 8. FAIR VALUE MEASUREMENTS

On April 1, 2008, we adopted guidance issued by the FASB that defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  Financial instruments measured at fair value on a recurring basis as of December 31, 2009 are classified based on the valuation technique level noted in the table below:

		Active Markets for	Significant	Unobservable
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets:

None	$--	$--	$--	$--

Liabilities:

Derivative liability	$587,627	$--	$--	$587,627

Based on estimated fair value of the derivative liability at December 31, 2009, we have recorded a loss of $77,426 and a gain of $167,336 for the three and nine months ended December 31, 2009, respectively, in other expense (income) in the accompanying Condensed Consolidated Statements of Operations, based on the change in fair value in those periods.

The table below sets forth a summary of changes in the fair value of our Level 3 derivative liability for the nine months ended December 31, 2009:

	Recorded Initial Fair Value on April 1,	Recorded Fair Value of Derivative Liabilities in July &	Change in Estimated Fair Value Recognized in Results of	Fair Value at December 31,
	2009	August, 2009	Operations	2009
Derivative Liability	$279,201	$475,762	$(167,336)	$587,627

NOTE 9. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. In connection with our termination of our lease at our former headquarters, our former landlord, BMR 3030 Bunker Hill Street LLC, commenced an action in the Superior Court of California, County of San Diego, against us on September 14, 2009 seeking damages of approximately $25,000 for alleged unpaid rent and for surrender of the premises. All amounts were timely paid and the premises were timely surrendered. This action was dismissed in November 2009.

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. Other than as mentioned here, we are not presently a party to any pending or threatened legal proceedings.

LEASES

In September 2009, we gave notice that we were terminating the month-to-month rental arrangement for our offices and laboratory effective October 3, 2009 and we entered into two new leases for office and laboratory space. The terms of the new leases are three years and two years, respectively, and the initial base lease payments are $4,746 per month and $1,667 per month, respectively. We expect that the cost of our new facilities will be less than the cost of our old facilities, which was $10,075 per month for rent and common area maintenance charges.

NOTE 9. SUBSEQUENT EVENTS

In January 2010, we issued 36,683 shares of restricted common stock as a patent license payment valued at $11,500.

In January 2010, we issued 14,474 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.38 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In January 2010, we issued 731,251 shares of restricted common stock and 731,251 warrants to purchase our common stock at $0.20 per share to repay $146,250 of interest on certain convertible debentures accrued through January 31, 2010 (see Note 5).

In January 2010, we issued 13,200 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.30 per share in payment for regulatory affairs consulting services valued at $3,960 based on the value of the services provided.

In January 2010, we issued 15,714 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.35 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In January 2010, we raised $250,000 from the sale to an accredited investor of 10% convertible notes.  The convertible notes mature in July 2011 and are convertible into our common stock at a fixed conversion price of $0.25 per share prior to maturity. The investor also received matching three year warrants to purchase unregistered shares of our common stock at a price of $0.25 per share.  This investment concluded our 10% convertible debt round that began in October 2009.  In aggregate, we issued $700,250 in 10% convertible notes in that financing round.

In February 2010, we entered into an amendment to our lease for our administrative offices to move into a slightly larger space in the same building.  We agreed to extend our lease for an additional year and otherwise the terms of the lease were unchanged.

On February 12, 2010, we raised $300,000 in cash and received a secured promissory note in the amount of $300,000 in exchange for the issuance by the Company of a $660,000 principal amount 10% convertible promissory note (the "Note") to one accredited investor. The conversion price per share is equal to eighty percent (80%) of the average of the three lowest closing bid prices of our common stock as reported by Bloomberg L.P. on the Principal Market for the ten (10) trading days preceding the conversion date, subject to a maximum price per share of $0.30 and a minimum price per share of $0.20. The Note is convertible into a maximum of 3,300,000 shares of our common stock at the minimum price per share of $0.20. The investor also received 660,000 three-year warrants to purchase shares of our common stock at $0.50 per share. The Note was issued in a private placement.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2008

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2009 were $715,977 in comparison with $867,369 for the comparable quarter a year ago. This decrease of $151,392, or 18%, was primarily due to a decrease in payroll and  related expenses of $344,490, which was partially offset by increases in professional fees of $132,333 and in general and administrative expenses of $60,765.

The $344,490 decrease in payroll and related expenses was primarily due to a $314,071  decrease in stock based compensation and to a $26,250 decrease in our research and development related payroll due to staff reductions.

The $132,333 increase in our professional fees was primarily due to a $71,319 increase  in our accounting and financial consulting fees. We also had a $33,000 increase in  fees related to business development work and a $13,840 increase in our legal fees.   We also had a $11,176 increase in scientific consulting fees, largely related to the  development of our new manufacturing practices. $211,992, or 75%, of our professional fees for  the three months ended December 31, 2009 were paid for through issuances of our common stock.

The $60,765 increase in general and administrative expenses was due primarily to a $25,000 stock-based contribution to a scientific research institute and to a $24,079  increase in lab supplies. Those increases were partially offset by a decrease in our  rent expense of $19,823 as a result of our move to less expensive facilities.

Other Expenses (Income)

Other expenses (income) consist primarily of the change in the fair value of our derivative liability and interest expense. Other expenses for the three months ended December 31, 2009 were $769,901 in comparison with $1,477,185 for the comparable quarter a year ago.

Both periods include changes in the fair value of derivative liability. For the three months ended December 31, 2009, the change in the estimated fair value of derivative liability was a charge of $77,426 and for the three months ended December 31, 2008, the change in estimated fair value was a charge of $50,064.

Interest expense was $692,770 for the three months ended December 31, 2009 compared to $363,964 in the corresponding prior period, an increase of $328,806. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	12/31/09	12/31/08	Change
Interest Expense	$81,832	$91,948	$(10,116)
Amortization of Deferred Financing Costs	19,921	10,930	8,991
Liquidated damages	351,000	--	351,000
Amortization of Note Discounts	240,017	261,086	(21,069)
Total Interest Expense	$692,770	$363,964	$328,806

As noted in the above table, the most significant factor in the $328,806 increase in interest expense was the $351,000 in accrued damages that we accrued due to a lapse in the effectiveness of a registration  statement we had filed with the SEC. A lesser factor was the $31,550 charge for amortization of debt discounts related to warrants that  were issued as certain noteholders converted their notes to our common stock  Those increases were partially offset by a $52,619 reduction in amortization of note discounts.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $1,486,000 and $2,345,000 for the quarters ended December 31, 2009 and 2008, respectively.

Basic and diluted loss per common share were ($0.03) for the three month period ended December 31, 2009 compared to ($0.05) for the period ended December 31, 2008.

NINE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2008

Operating Expenses

Consolidated operating expenses for the nine months ended December 31, 2009 were $2,190,178 in comparison with $2,223,687 for the comparable period a year ago. This decrease of $33,509, or 2%, was due to decreases in payroll and related  expenses of $326,942 which was partially offset by increases in professional fees  of $252,759 and in general and administrative expenses of $40,674.

The $326,942 decrease in payroll and related expenses was primarily due to a $149,516  decrease in stock based compensation and to a $127,136 decrease in our research and  development-related payroll and a $49,415 decrease in administrative-related payroll  due to staff reductions.

The $40,674 increase in general and administrative expenses arose from a number of factors,  including a $25,000 stock-based contribution to a scientific research institute, a $20,695 increase in investor relations and travel expense which were partially offset by a $14,986 reduction in our insurance expense and a $38,525 reduction in lab supplies.

The $252,759 increase in our professional fees arose from a number of factors,  including a $64,769 charge by a contract manufacturer for establishing the systems to manufacture our product under the FDA's good manufacturing practices and also to produce both a trial product manufacturing run and to produce our first commercial  batch of products.  Other factors included a $32,635 increase in our accounting and  financial consulting fees, a $73,454 increase in fees related to business development work and a $104,656 increase in our investor relations-related expenses. The above-noted increases were partially offset by a $32,342 reduction in our scientific consulting fees. $525,201, or approximately 62%, of our professional fees for the nine months ended December 31, 2009 were paid for through issuances of our common stock.

Other Expenses (Income)

Other expenses (income) consist primarily of the change in the fair value of our derivative liability and interest expense. Other expenses for the nine months ended December 31, 2009 were $1,017,140 in comparison with $2,932,502 for the comparable period a year ago.

The nine month period ended December 31, 2008 included a $1,063,344 loss on extinguishment of debt and a $607,908 charge for a loss on the issuance of common stock and warrants in payment of accrued interest and penalties to certain convertible noteholders. There were no comparable charges in the nine month period ended December 31, 2009.

Both periods include changes in the fair value of derivative liability. For the nine months ended December 31, 2009, the change in the estimated fair value of derivative liability was a gain of $167,336 and for the nine months ended December 31, 2008, the change in estimated fair value was a gain of $213,903.

Interest expense was $1,185,482 for the nine months ended December 31, 2009 compared to $1,477,854 in the corresponding prior period, a decrease of $292,372. The various components of our interest expense are shown in the following table:

	Nine Months	Nine Months
	Ended	Ended
	12/31/09	12/31/08	Change
Interest Expense	$245,639	$226,386	$19,253
Amortization of Deferred Financing Costs	33,141	92,253	(59,112)
Liquidated damages	351,000	--	351,000
Amortization of Note Discounts	555,702	1,159,215	(603,703)
Total Interest Expense	$1,185,482	$1,477,854	$(292,372)

As noted in the above table, the primary factor in the $643,372 reduction in interest expense was the $635,063 reduction in amortization of note discounts. This occurred because a significant portion of our note discounts were fully amortized as of December 31, 2009. Amortization of deferred offering costs also decreased by $59,112.  Partially offsetting the reductions in amortization of note discounts and of deferred offering costs was the $351,000 in accrued damages that we accrued due to a lapse in the effectiveness of a registration statement we had filed with the SEC and the $31,550 charge for the amortization of debt discounts related to warrants that were issued as certain noteholders converted their notes to our common stock.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $3,207,000 and $5,156,000 for the nine month periods ended December 31, 2009 and 2008, respectively.

Basic and diluted loss per common share were ($0.06) for the nine month period ended December 31, 2009 compared to ($0.12) for the period ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. Our cash position at December 31, 2009 was approximately $49,000 compared to approximately $6,000, at March 31, 2009, representing an increase of approximately $43,000. During the nine months ended December 31, 2009, operating activities used net cash of approximately $1,381,000, while we received approximately $1,450,000 from financing activities from the issuance of common stock and convertible notes. In addition, during this period we used $26,000 in investing activities related to expenditures related to additions to patents and patents pending and to fixed asset acquisitions.

During the nine month period ended December 31, 2009, net cash used in operating activities resulted primarily from the approximate net loss of $3,207,000 and the non-cash gain of approximately $167,000 relating to the change in the estimated fair value of derivative liability offset by the amortization of note discounts of approximately $557,000, fair market value of common stock of approximately $516,000 issued in payment for services, approximately $402,000 in stock-based compensation and the accrual for damages of $351,000.

A decrease in working capital during the nine months ended December 31, 2009 in the amount of approximately $204,000 changed our negative working capital position to approximately ($4,308,000) at December 31, 2009 from a negative working capital of approximately ($4,104,000) at March 31, 2009.

Our current deficit in working capital requires us to obtain funds in the short-term to be able to continue in business, and in the longer term to fund research and development on products not yet ready for market. Subsequent to December 31, 2009, we raised an additional $250,000 through the sale to accredited investors of convertible notes and common stock purchase warrants, however, we continue to seek additional financing.

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

At the date of this filing, we plan to invest significantly into purchases of our raw materials and into our contract manufacturing arrangement subject to successfully raising additional capital.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a Smaller Reporting Company as defined by rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. In connection with our termination of our lease at our former headquarters, our former landlord, BMR 3030 Bunker Hill Street LLC, commenced an action in the Superior Court of California, County of San Diego, against us on September 14, 2009 seeking damages of approximately $25,000 for alleged unpaid rent and for surrender of the premises. All amounts were timely paid and the premises were timely surrendered. This action was dismissed in November 2009.

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. Other than as set forth here, we are not presently a party to any pending or threatened legal proceedings.

ITEM 1A. RISK FACTORS.

As a Smaller Reporting Company as defined by rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2009, we issued the following securities which were not registered under the Securities Act of 1933, as amended, and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

In October 2009, we issued 2,511,264 shares of common stock as a result of conversions of $481,297 of convertible notes payable and related accrued interest. The shares were issued to accredited investors.

In October and November 2009, we raised $430,000 through the issuance of 10% convertible notes to accredited investors. The notes are convertible into our common stock at a fixed conversion price of $0.25 per share. The investors also received 1,720,000 three year warrants to purchase shares of our common stock at $0.25 per share.  We also issued to a finder as deferred offering costs a convertible note for $20,250 on the same terms as those received by the investors.  Three of the investors in this financing immediately converted their notes totaling $70,000 to 280,000 shares of our common stock per the conversion formula in the notes.

In November 2009, we issued 117,759 shares of common stock as a result of conversions of $38,595 of notes payable ($15,200 in a 12% Note Payable and $10,000 in a May & June 2009 10% Convertible Note) and related accrued interest. The shares were issued to accredited investors.

In December 2009, we issued 211,665 shares of common stock as a result of the conversion of a $40,000 convertible note payable and related accrued interest.  The shares were issued to an accredited investor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $1,207,000 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. Additionally, on July 30, 2008, the holders of the Amended Series A Convertible Notes notified us that we were in default on the notes due to our failure to register the warrants by March 31, 2008 and for failing to make required interest payments. At December 31, 2009, we had accrued interest in the amount of $415,496 associated with these notes and accrued liabilities payable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of security holders during the quarter ended December 31, 2009.

ITEM 5. OTHER INFORMATION.

Beginning in October and to date through February 2010, we have raised $680,000 through the issuance in a private placement of 10% convertible notes to accredited investors. The notes are convertible into 2,720,000 shares of our common stock at a fixed conversion price of $0.25 per share. The investors also received 2,720,000 three year warrants to purchase shares of our common stock at $0.25 per share. We also issued to a finder as deferred offering costs a convertible note for $20,250 on the same terms as these received by the investors.

In February 2010, we entered into an amendment to our lease for our administrative offices to move into a slightly larger space in the same building.  We agreed to extend our lease for an additional year and otherwise the terms of the lease were unchanged.

On February 12, 2010, we raised $300,000 in cash and received a secured promissory note in the amount of $300,000 in exchange for the issuance of a $660,000 principal amount 10% convertible promissory note (the "Note") to one accredited investor. The conversion price per share is equal to eighty percent (80%) of the average of the three lowest closing bid prices of our common stock as reported by Bloomberg L.P. on the Principal Market for the ten (10) trading days preceding the conversion date, subject to a maximum price per share of $0.30 and a minimum price per share of $0.20. The Note is convertible into a maximum of 3,300,000 shares of our common stock at the minimum price per share of $0.20. The investor also received 660,000 three-year warrants to purchase shares of our common stock at $0.50 per share. The Note was issued in a private placement.

ITEM 6.  EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc. (1)

10.1	10% Convertible Note*

10.2	Class C Common Stock Purchase Warrant*

10.3	First Amendment to Lease, dated as of February 1, 2010, between Glenborough Aventine, LLC and Aethlon Medical, Inc.*

10.4	Securities Purchase Agreement, dated as of February 12, 2010*

10.5	Convertible Promissory Note, dated February 12, 2010*

10.6	Warrant to Purchase Common Stock, dated February 12, 2010*

10.7	Secured Promissory Note, dated February 12, 2010*

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

* Filed herewith.

(1) Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: FEBRUARY 16, 2010	By:	/s/ JAMES A. JOYCE
JAMES A. JOYCE
CHAIRMAN, PRESIDENT, CHIEF
ACCOUNTING OFFICER AND
CHIEF EXECUTIVE OFFICER