Form 10-K
period 2010-03-31
AETHLON MEDICAL INC
filed 2010-07-02
CIK 882291

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2010

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For transition period from ________ to __________

                        COMMISSION FILE NUMBER 000-21846

                             AETHLON MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                             13-3632859
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

8910 University Center Lane, Suite 660,
     San Diego, California                                        92122
(Address of principal executive office)                        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (858) 459-7800

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

                             NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS ON WHICH REGISTERED
                 -------------------         -------------------
                       NONE                         NONE

             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                         COMMON STOCK--$.001 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer  [_]          Accelerated filer  [_]
    Non accelerated filer    [_]          Smaller reporting company  [X]

    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company. Yes [_] No [X]

The registrant had no revenue for the fiscal year ended March 31, 2010.

The aggregate market value of the common stock held by non-affiliates of the Registrant as of September 30, 2009 was approximately $14.9 million, computed by reference to the closing sale price of the common stock of $0.28 per share on the OTC Bulletin Board on September 30, 2009. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Common Stock of the registrant outstanding as of June 22, 2010 was 66,975,522.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I.

Item 1.      Description of Business.........................................  1

Item 1A.     Risk Factors ...................................................  6

Item 1B.     Unresolved Staff Comments....................................... 17

Item 2.      Properties...................................................... 17

Item 3.      Legal Proceedings............................................... 17

Item 4.      Removed and Reserved............................................ 17

                                    PART II.

Item 5.      Market for Registrant's Common Equity and Related Stockholder
               Matters and Issuer Purchases of Equity Securities............. 18

Item 6.      Selected Financial Data......................................... 25

Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 25

Item 7A      Quantitative and Qualitative Disclosures about Market Risk...... 28

Item 8.      Financial Statements............................................ 29

Item 9.      Changes in and Disagreements with Accountants on Accounting and Results of Operations..................................... 29

Item 9A(T).  Controls and Procedures......................................... 29

Item 9B.     Other Information............................................... 30

                                    PART III.

Item 10.     Directors, Executive Officers and Corporate Governance.......... 30

Item 11.     Executive Compensation.......................................... 35

Item 12.     Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters............................... 39

Item 13.     Certain Relationships and Related Transactions
               and Director Independence..................................... 41

Item 14.     Principal Accountant Fees and Services.......................... 41

Item 15.     Exhibits, Financial Statements.................................. 42

Signatures................................................................... 46

Certifications

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

      We are a developmental stage company focused on creating medical devices that address infectious disease and cancer. Our devices are designed to be novel platform solutions that fill significant therapeutic voids or aid in disease diagnosis and monitoring. We believe that our Hemopurifier(R) is the first medical device to selectively target the removal of infectious viruses and immunosuppressive proteins from the entire circulatory system. We have also discovered that our Hemopurifier(R) captures tumor-secreted exosomes, known to kill off the immune cells of those afflicted with cancer. Currently, a therapeutic strategy to directly inhibit or reverse the immunosuppressive destruction caused by exosomes does not exist in cancer care but we believe the Hemopurifier can be developed for that use. By eliminating this mechanism deployed by all cancers to survive, we believe our Hemopurifier(R) could fill an unmet clinical need that offers the potential benefit of an immune-based therapy without adding drug toxicity or interaction risks to established and emerging treatment strategies. Through in vitro studies we have demonstrated that our Hemopurifier(R) captures exosomes underlying ovarian cancer and have since initiated collaborations with universities and research institutes to determine if the Hemopurifier(R) has broad-spectrum capability to address exosomes underlying other types of cancers. Upon the completion of in vitro studies, we also hope to initiate human pilot studies to demonstrate the clinical effect of removing exosomes from cancer patients.

      In previously conducted human studies, we have documented the ability of the Hemopurifier(R) to safely reduce viral load in both Hepatitis-C virus (HCV) and Human Immunodeficiency Virus (HIV) infected patients without the administration of antiviral drugs. However, our initial clinical and commercialization focus is to establish the Hemopurifier(R) as an adjunct therapy to enhance the benefit of both infectious disease and cancer treatment regimens. Earlier this year, we established "good manufacturing practice" (GMP) manufacturing of the Hemopurifier(R) in an FDA-approved facility in San Diego, California. We now plan to initialize commercialization in India as we advance clinical strategies in the United States and the European Union.

      Our Hemopurifier(R) is a multi-patented platform technology whose mechanism of action can be leveraged to provide therapeutic, diagnostic, and biomarker discovery solutions. As a therapeutic candidate, the Hemopurifier(R) is a single-use disposable cartridge designed for implementation within the established infrastructure of dialysis machines and other blood circulatory pumps already located in hospitals and clinics worldwide. In design, our Hemopurifier(R) is a selective filtration device containing affinity agents that tightly bind to high-mannose structures unique to the surface of exosomes produced by cancer and glycoproteins residing on the envelope of viruses. These agents are immobilized around approximately 2800 porous hollow fibers that run the interior length of our device. The resulting design provides us the novel ability to separate both exosome and viral targets away from blood cells so they can then be selectively and permanently removed from the circulatory system. In application, blood circulation is established into the Hemopurifier(R) via a catheter or other blood access device. Once blood flow has been established, treatment benefit is immediate as the entire circulatory system can pass through the Hemopurifier(R) in as little as 15 minutes.

      We believe our Hemopurifier(R) provides us a future pipeline into four significant market opportunities:

1.) Cancer:

Provides a broad-spectrum cancer treatment strategy to improve patient responsiveness to established cancer therapies by removing immunosuppressive exosomes from circulation.

2.) Hepatitis-C Virus (HCV):

Based on clinical evidence that therapeutic filtration can improve patient cure rates, the Hemopurifier(R) is positioned as an adjunct therapy to accelerate viral load reduction at the outset of standard of care drug regimens.

3.) Human Immunodeficiency Virus (HIV):

Provides a potential therapeutic option for HIV-infected individuals to manage disease progression once they become resistant to antiviral drug regimens.

4.) Bioterror and Pandemic Threats:

Based on human safety data and pre-clinical studies conducted with leading government and non-government research institutes, the Hemopurifier(R) provides the most advanced broad-spectrum treatment strategy against untreatable bioterror and emerging pandemic threats.

Summary highlights of the Hemopurifier(R) include:

o Multi-patented first-in-class medical device that selectively capture viruses and immunosuppressive toxins from the entire circulatory system.

o     Preserves immune cells needed to combat cancer and viral infections.

o Inhibits viral replication by clearing circulating viruses prior to cell and organ infection.

o Provides expansive treatment pipeline into both cancer and infectious disease.

o Establishes a possible therapeutic strategy to address immunosuppressive particles released by cancer.

o Initial safety of the device has been demonstrated in 68 human treatment experiences conducted at research hospitals in Delhi, India.

o Significant reduction of viral load demonstrated in HCV infected patients and also observed in our first HIV proof of principal study, which also documented an improved immune function in a clinically defined AIDS patient.

o     Presently working to establish the commercialization opportunity in India.

o     GMP manufacturing has been established.

o Treatment mechanism is being leveraged to create high-sensitivity diagnostic and biomarker discovery products through our wholly-owned subsidiary Exosome Sciences, Inc.

CANCER RESEARCH

      We have licensed an invention and related patent rights for a method to treat cancer under an assignment agreement with the London Health Science Center Research, Inc. The invention provides for the "Depression of anticancer immunity through extracorporeal removal of microvesicular particles" (including exosomes) for which patent applications have been filed in the United States and abroad. The agreement provides that we are responsible for paying certain patent application and filing costs as well as a 2% royalty on any future net sales. Under the license agreement, we will not own the patents outright, but will continue to have the right to utilize them in our research and device development.

      Related to these patent submissions, we recently initiated in vitro studies to document our ability to remove immunosuppressive exosomes that are found in the blood and fluids of cancer patients. In a study led by Dr. Douglas Taylor at the University of Louisville, it was demonstrated that the capture of tumor secreted exosomes by the Hemopurifier(R) does result in reversing immunosuppressive activity. Dr. Taylor is a recognized authority on the causative effects of immune suppression in cancer patients. He is credited with the initial characterization of exosomes and is a leading peer-reviewed author on the subject.

      In the studies, our Hemopurifier(R) removed the immunosuppressive activity normally found in the ascites fluid of ovarian cancer patients. Immunosuppressive activity in ovarian cancer patients is known to correlate with disease progression and long-term survival. The studies measured the expression of two biological markers required for T-cell activation. The markers, Jak-3 kinase and CD3-zeta chain expression are respectively required for interleukin (cytokine) activation of cell proliferation and T-cell receptor mediated activation. Both markers are highly expressed in T-cell lines. When cells were subjected to ovarian cancer ascites fluid, both markers were consistently absent. However, the circulation of the same ascites fluid through the Hemopurifier(R) allowed the expression of both biological markers necessary to activate the immune response.

      Previously, Dr. Taylor documented that 60% of circulating exosomes were removed from the blood of ovarian cancer patients during first pass (approximately 10 minutes) through a small scale Hemopurifier(R). The capture data was consistent over the course of five different studies. Exosomes, are released by solid tumors, lymphomas, and leukemia. They induce T-cell apoptosis (programmed cell death), and block T-cell signaling, proliferation, and cytokine production. High concentrations of circulating exosomes correlate with reduced T-cell production and tumor progression in cancer patients. The ability to reduce the presence of circulating exosomes would likely reverse immune suppression and increase patient responsiveness to both immunotherapy and chemotherapy. For this reason, we believe the Hemopurifier(R) can address a significant unmet medical need in cancer care.

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

HEPATITIS-C VIRUS (HCV) RESEARCH

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

HUMAN IMMUNODEFICIENCY VIRUS (HIV) RESEARCH

      Antiviral drug regimens provide HIV infected patients with an effective tool to inhibit disease progression. However, many patients inevitably become resistant to their drug therapies and are left with limited treatment options. We believe our Hemopurifier(R) provides a device-based antiviral and immunotherapeutic mechanism to inhibit the spread of all HIV strains, thus providing fully drug resistant patients with a treatment strategy to inhibit disease progression.

BIOLOGICAL WEAPONS AND PANDEMIC THREAT RESEARCH

      The Hemopurifier(R) is also a broad-spectrum treatment candidate against drug and vaccine resistant bioterror and pandemic threats. These threats include viral pathogens known as "Category A" agents, which are considered by the Centers for Disease Control ("CDC") to pose a threat through natural emergence or if weaponized as an agent of bioterrorism. Pre-clinical in vitro studies have demonstrated the ability of our Hemopurifier(R) to capture Ebola Virus, Dengue Virus, Lassa Virus, West Nile Virus, Monkeypox Virus, H5N1 Avian Influenza Virus, the 2009 H1N1 Swine Flu Virus, and the reconstructed H1N1 Spanish Flu of 1918 virus. In March 2007, we submitted an Investigational Device Exemption ("IDE") with the FDA related to a proposed human safety study of the Hemopurifier(R) in the United States related to such bioterror and pandemic threats.

CORPORATE HISTORY

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

      On January 10, 2000, we acquired all of the outstanding common stock of Syngen Research, Inc. ("Syngen") in exchange for 65,000 shares of our common stock in order to establish research facilities in San Diego, California, as well as to employ Dr. Richard Tullis, the founder of Syngen. Dr. Tullis is a recognized research scientist in the area of DNA synthesis and antisense. Syngen has no significant assets, liabilities or operations and primarily served as the entity through which Dr. Tullis performed research consulting services. As such, the acquisition was accounted for as an acquisition of assets in the form of an employment contract with Dr. Tullis and not as a business combination. Dr. Tullis is presently the chief scientific officer and board member of Aethlon Medical, Inc.

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

RESEARCH AND DEVELOPMENT

      The cost of research and development, all of which has been charged to operations, amounted to approximately $1,173,000 over the last two fiscal years.

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

      The following table lists our issued patents and patent applications, including their ownership status:

                                 PATENT ISSUED IN THE UNITED STATES
--------------------------------------------------------------------------------------------------------
                                                                                     ISSUANCE   OWNED OR
      PATENT #                               PATENT NAME                               DATE     LICENSED
--------------------------------------------------------------------------------------------------------
   7,226,429           Method for removal of viruses from blood by lectin            01/20/04    Owned
                         affinity hemodialysis

   6,528,057           Method for removal of HIV and other viruses from blood        03/04/03   Licensed
   6,071,412           Extracorporeal device containing immobilized chelator         06/06/00    Owned
                         on silica substrate and use thereof

                                    INTERNATIONAL PATENTS ISSUED
--------------------------------------------------------------------------------------------------------
                                                                                     ISSUANCE   OWNED OR
      PATENT #                               PATENT NAME                               DATE     LICENSED
--------------------------------------------------------------------------------------------------------
           2,353,399   Method for removal of viruses from blood by lectin affinity   01/20/04    Owned
                         hemodialysis
             770,344   Method for removal of HIV and other viruses from blood        06/03/04   Licensed
       69929986.1-08   Method for removal of HIV and other viruses from blood        02/22/06   Licensed
           1,109,564   Method for removal of HIV and other viruses from blood        02/22/06   Licensed
           1,109,564   Method for removal of HIV and other viruses from blood        02/22/06   Licensed
           1,109,564   Method for removal of HIV and other viruses from blood        02/22/06   Licensed
           1,109,564   Method for removal of HIV and other viruses from blood        02/22/06   Licensed

                          PATENT APPLICATIONS IN THE UNITED STATES
--------------------------------------------------------------------------------------------------------
                                                                                      FILING    OWNED OR
   APPLICATION #                           APPLICATION NAME                            DATE     LICENSED
--------------------------------------------------------------------------------------------------------
           11/756543   Method for removal of viruses from blood by lectin affinity   05/31/07    Owned
                         hemodialysis
           12/600236   Device and method for purifying virally infected blood        11/13/09    Owned
           60/989043   Affinity capture of circulating cancer biomarkers             12/20/08    Owned
           12/282152   Extracorporeal removal of microvesicular particles            05/26/09   Licensed
                         (exosomes)
   PCT/US2006/027746   Removal of growth factors during surgery                      07/20/08   Licensed

INTERNATIONAL PATENT APPLICATIONS (SOME MAY MOVE TO THE US DURING NATIONAL PHASE OF APPLICATION PROCESS)
--------------------------------------------------------------------------------------------------------
                                                                                      FILING    OWNED OR
   APPLICATION #                                APPLICATION NAME                       DATE     LICENSED
--------------------------------------------------------------------------------------------------------
           4,703,673   Method for removal of viruses from blood by lectin affinity   01/20/04    Owned
                          hemodialysis
           2,516,403   Method for removal of viruses from blood by lectin affinity   01/20/04    Owned
                          hemodialysis
                       Method for removal of viruses from blood by lectin affinity   01/20/04    Owned
     200,480,006,996      hemodialysis
                       Method for removal of viruses from blood by lectin affinity   01/00/00    Owned
                   0      hemodialysis
                       Method for removal of viruses from blood by lectin affinity   01/20/04    Owned
         2006-501076      hemodialysis
                       Method for removal of viruses from blood by lectin affinity   05/16/08    Owned
   PCT/US2008/063946      hemodialysis
                       Method for removal of viruses from blood by lectin affinity   05/16/08    Owned
     8201/DELNP/2009      hemodialysis
   PCT/US2009/066626   Affinity capture of circulating cancer biomarkers             12/03/09    Owned
                       Method and apparatus for increasing containment clearance     12/19/08    Owned
   PCT/US2008/016922      rates during extracorporeal fluid treatment

           2,342,203   Method for removal of HIV and other viruses from blood        08/30/99   Licensed
   PCT/US2007/006101   Extracorporeal removal of microvesicular particles            03/09/07   Licensed
                         (exosomes)
           7,752,779   Extracorporeal removal of microvesicular particles            03/09/07   Licensed
                         (exosomes)
           9,104,741   Extracorporeal removal of microvesicular particles            03/09/07   Licensed
                         (exosomes)
   PCT/US2007/006101   Extracorporeal removal of microvesicular particles            08/12/08   Licensed
                         (exosomes)
     8139/DELNP/2008   Extracorporeal removal of microvesicular particles            03/09/07   Licensed
                         (exosomes)
                       Device and method for purifying virally infected blood in
   PCT/US2009/046123     combination with antiviral therapies                        06/03/09    Owned
                       Methods and systems for reducing viral load of hepatitis
   PCT/US2009/057013     C virus in hemodialysis patients                            09/15/09    Owned
   PCT/US2006/027746   Removal of growth factors during surgery                      07/18/06   Licensed
           6,787,633   Removal of growth factors during surgery                      05/27/08   Licensed
   PCT/US2006/027746   Removal of growth factors during surgery                      07/20/08   Licensed
   PCT/US2006/027746   Removal of growth factors during surgery                      07/31/08   Licensed

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

INDUSTRY

      The industry for treating infectious disease and cancer is extremely competitive, and companies developing new treatment procedures face significant capital and regulatory challenges. Additionally, as the Hemopurifier(R) is a first-in-class device, we have the additional challenge of establishing medical industry support for our technology in the marketplace.

COMPETITION

      We are advancing our Hemopurifier(R) as a treatment strategy to enhance and prolong current drug therapies by removing the viral strains that cause drug resistance. We are also advancing the Hemopurifier as a tool for cancer treatment in conjunction with existing, and to be developed, cancer therapies. The Hemopurifier(R) also may prolong life for infected patients who have become drug resistant or have been infected with a viral pathogen for which there is no drug or vaccine therapy. We believe our Hemopurifier(R) augments the benefit of drug therapies and should not be considered a competitor to such treatments. However, if the industry considered the Hemopurifier(R) to be a potential replacement for drug therapy, or a device that limited the need or volume of existing drug therapies, then the marketplace for the Hemopurifier(R) would be extremely competitive. We believe our Hemopurifier(R) is the sole therapeutic device able to selectively remove viruses and immunosuppressive proteins from circulation. However, we are aware that Asahi Kasei Kurary Medical (Asahi) based in Japan has created a double filtration plasmapheresis system that indiscriminately removes particles from blood in a certain molecule range that includes HCV. Asahi is now marketing this device in Japan as an adjunct therapy for HCV. We may also face competition from producers of antiviral drugs and vaccines.

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

      On November 7, 2006 we entered into an assignment agreement with the London Health Science Center Research, Inc. and Thomas Ichim under which an invention and related patent rights for a method to treat cancer were assigned to the Company. The invention provides for the "Extracorporeal removal of Microvesicular Particles" for which a patent application was filed in the United States by the licensor. The agreement provides that the Company will pay certain patent application and filing costs as well as a 2% royalty on any future net sales.

GOVERNMENT REGULATION

      The Hemopurifier(R) is a medical device subject to extensive and rigorous regulation by FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. Therefore, we cannot assure that our technology will successfully complete any regulatory clinical trial for any of our proposed applications.

      We intend to update our IDE with the FDA in order to address our primary intended device applications of infectious disease and cancer.

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

PERVASIVE AND CONTINUING U.S. REGULATION.

      Should our device be cleared for market use in the United States by the FDA, numerous regulatory requirements continue to apply. These include:

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

      With respect to our efforts in India, we have been informed that since our device has successfully completed safety studies in India and based on current Indian regulations on medical devices; we will be able to commercialize our product as a medical device in India on a hospital by hospital basis with approval of the institutional review boards of such hospitals.

      If we receive such approval by one or more hospitals, we initially plan to export Hemopurifiers(R) produced under GMP by our contract manufacturer in San Diego, California. We will also be required to obtain an export license from the FDA to export our products for commercial purposes. We have registered our contract manufacturing arrangement with the FDA and are in the process of applying for such an export license.

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

SUBSIDIARIES

      We have one wholly-owned subsidiary, Exosome Sciences, Inc.

EMPLOYEES

      At June 23, 2010, we had four full-time employees, comprised of our Chief Executive Officer, our Chief Science Officer, a research scientist and an executive assistant. We utilize, whenever appropriate, contract and part-time professionals in order to conserve cash and resources. We currently contract a Senior Vice President of Finance on a part-time basis, a Director of Business Development and a Director of Corporate Communications on a contract basis. We believe our employee relations are good. None of our employees are represented by a collective bargaining unit.

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

RISKS RELATING TO OUR BUSINESS

      WE HAVE INCURRED SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

      We have yet to establish any history of profitable operations. We have not had any significant revenues from our principal operations. We have incurred annual operating losses of $2,848,892 and $2,923,254, for the fiscal years ended March 31, 2010 and 2009, respectively. At March 31, 2010 and 2009, we had an accumulated deficit of $(42,760,510) and $(38,311,414), respectively. We have incurred net losses of $4,573,315 and $6,084,158 for the fiscal years ended March 31, 2010 and 2009. We have not had revenues to date. We expect that our revenues, if any, will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our Hemopurifier(R) technology. No assurances can be given when or if this will occur or that we will ever generate revenues or be profitable.

      WE HAVE RECEIVED AN EXPLANATORY PARAGRAPH FROM OUR AUDITORS REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN

      Our independent registered public accounting firm noted in their report accompanying our financial statements for our fiscal year ended March 31, 2010 that we had a significant deficit accumulated during the development stage, had a working capital deficit and that a significant amount of additional capital will be necessary to advance the development of our products to the point at which we may become commercially viable and stated that those conditions raised substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements for the year ended March 31, 2010 describes management's plans to address these matters. We cannot assure you that our business plans will be successful in addressing these issues. This explanatory paragraph about our ability to continue as a going concern could affect our ability to obtain additional financing at favorable terms, if at all, as it may cause investors to lose faith in our long-term prospects. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

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

      WE ARE RELIANT UPON LICENSES OF PATENTS AND TECHNOLOGIES FROM THIRD PARTIES FOR THE DEVELOPMENT OF CERTAIN APPLICATIONS AND USES OF OUR DEVICES; THE TERMINATION OF ANY SUCH LICENSE, OR A CHALLENGE TO THE PATENT AND INTELLECTUAL PROPERTY UNDERLYING SUCH LICENSE COULD HAVE A MATERIAL AND ADVERSE EFFECT UPON OUR ABILITY TO CONTINUE THE DEVELOPMENT OF OUR DEVICES IN CERTAIN FIELDS OF USE, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS PROSPECTS AND THE VALUE OF YOUR INVESTMENT IN OUR SECURITIES.

      We rely upon third party licenses for the development of specific uses for our Hemopurifer devices, including in the area of cancer treatment. Specifically, we are researching, developing and testing cancer-related applications for our devices under a license with Boston University and with the London Health Science Center Research, Inc. and Mr. Thomas Ichim. Should either of these licenses be prematurely terminated for any reason, or if the patents and intellectual property owned by such entities that we have licensed are be challenged or defeated by third parties, our research efforts could be materially and adversely effected. There can be no assurances that these licenses will continue in force for as long as we require for our research, development and testing of cancer treatments. There can be no assurances that should these licenses terminate, or should the underlying patents and intellectual property be challenged or defeated, that suitable replacements can be obtained or developed on terms acceptable to the Company, if at all.

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

      We have limited experience manufacturing products for testing purposes and no experience manufacturing products for large scale commercial purposes. We will likely outsource the manufacture of our Hemopurifier(R) products to third parties operating FDA-certified facilities. To date, we have manufactured devices on a small scale for testing purposes and have begun to utilize the services of a contract manufacturer. There can be no assurance that manufacturing and control problems will not arise as we attempt to commercialize our products or that such manufacturing can be completed in a timely manner or at a commercially reasonable cost. Any failure to address such problems could delay or prevent commercialization of our products and would have a material adverse effect on us.

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

      We currently have an extremely small staff comprised of four full time employees consisting of our Chief Executive Officer, our Chief Science Officer, a research scientist and an executive assistant. We also employ a Senior Vice President - Finance, a Director of Business Development and a Director of Corporate Communications on a contract basis. Although we believe that these employees and consultants will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personal. Competition for these individuals, especially in San Diego where many biotechnology companies are located, is intense and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

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

      The Hemopurifier(R) and related treatment approaches are protected by three issued U.S. patents and seven issued international patents. We have also applied for five additional U.S. patents and twenty one additional international patents.

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

      THE PATENTS WE OWN COMPRISE A MAJORITY OF OUR ASSETS WHICH COULD LIMIT OUR FINANCIAL VIABILITY.

      The Hemopurifier(R) is protected by three issued U.S. patents and seven issued international patents. One of the U.S. patents is covered via an exclusive license. Our exclusive license expires March 2020 and is subject to termination if the inventors have not received a minimum of $15,000 in any year during the term beginning in the second year after the FDA approves the Hemopurifier(R). These patents comprise a majority of our assets. At March 31, 2010, our intellectual property assets comprise 31% of our non-current assets, and 22% of total assets. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition as a majority of our assets would lose their value. Further, since the financial value of our patents is written down for accounting purposes over the course of their term until they expire, our assets comprised of patents will continually be written down until they lose value altogether.

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

      The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended March 31, 2010, the high and low closing sale prices of a share of our common stock were $0.64 and $0.20, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenue or profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology as a viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

      OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN OR CONTROL APPROXIMATELY 17.5% OF OUR OUTSTANDING COMMON SHARES AS OF JUNE 24, 2010, WHICH MAY LIMIT YOUR ABILITY OR THAT OF OTHER SHAREHOLDERS, WHETHER ACTING INDIVIDUALLY OR TOGETHER, TO PROPOSE OR DIRECT THE MANAGEMENT OR OVERALL DIRECTION OF OUR COMPANY. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN YOU RECEIVING A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON SHARES.

      As of June 24, 2010, our officers and directors beneficially own or control approximately 17.5% of our outstanding common shares (assuming the exercise of all outstanding options and warrants held by our officers and directors). In addition, our Board has approved the grant of 4,000,000 shares of restricted stock to our Chief Executive Officer, and upon such issuance in full of such shares, the beneficial ownership of our officers and directors will increase to 21.2%. These persons will have the ability to substantially influence all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

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

      As of March 31, 2010, there are outstanding purchase options and warrants entitling the holders to purchase 38,776,526 common shares at a weighted average exercise price of $0.33 per share. That figure includes 3,980,021 warrants that are conditional upon the exercise of other warrants or conversion of certain convertible debt instruments. There are 14,265,999 shares underlying promissory notes convertible into common stock at a weighted average exercise price of $0.20. The exercise price for all of the aforesaid warrants may be less than your cost to acquire our common shares. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

      OUR ISSUANCE OF ADDITIONAL COMMON SHARES, OR OPTIONS OR WARRANTS TO PURCHASE THOSE SHARES, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

      We are entitled under our certificate of incorporation to issue up to 250,000,000 shares of common stock. We have reserved for issuance 53,669,525 shares of common stock for existing options, warrants and convertible notes. We have issued and outstanding, as of March 31, 2010, 61,913,508 shares of common stock. As a result, as of March 31, 2010 we have 134,416,967 common shares available for issuance to new investors. Our board may generally issue shares of common stock, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional shares of common stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

      OUR ISSUANCE OF ADDITIONAL COMMON SHARES IN EXCHANGE FOR SERVICES OR TO REPAY DEBT, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS AND COULD HAVE A NEGATIVE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

      Our board may generally issue shares of common stock to pay for debt or services, without further approval by our shareholders based upon such factors that our board of directors may deem relevant at that time. For the past four years, we issued a total of 12,704,767 shares for debt to reduce our obligations. The average price discount of common stock issued for debt in this period, weighted by the number of shares issued for debt in such period was 40.0% and 35.7% for the years ended March 31, 2010 and 2009, respectively.

      For the past four fiscal years we issued a total of 5,343,758 shares as payment for services. The average price discount of common stock issued for services during this period, weighted by the number of shares issued was 6.0% and 4.3% for the years ended March 31, 2010 and 2009, respectively. It is likely that we will issue additional securities to pay for services and reduce debt in the future. We cannot give you any assurance that we will not issue additional shares of common stock under circumstances we may deem appropriate at the time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, we are not required to furnish information under this Item 1B.

ITEM 2. PROPERTIES

      We currently rent approximately 2,300 square feet of executive office space at 8910 University Center Lane, Suite 660, San Diego, CA 92122 at the rate of $6,045 per month on a four year lease that expires in September 2013. We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $1,667 per month on a two year lease that expires in October 2011.

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

ITEM 4. REMOVED AND RESERVED

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock is quoted on the Over-The-Counter Bulletin Board (OTCBB).Our trading symbol is "AEMD."

        Our Common Stock has had a limited and sporadic trading history.

        The following table sets forth for the calendar period indicated the quarterly high and low bid prices for our Common Stock as reported by the OTCBB. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

                                                                 BID PRICE
                                                           ---------------------
PERIOD                                                       HIGH          LOW
--------------------------------------------------------------------------------

Calendar 2010:
First Quarter                                              $   0.48      $  0.29

Calendar 2009:
Fourth Quarter                                                 0.73         0.23
Third Quarter                                                  0.36         0.23
Second Quarter                                                 0.36         0.19
First Quarter                                                  0.27         0.12

Calendar 2008:
Fourth Quarter                                                 0.45         0.19
Third Quarter                                                  0.50         0.25
Second Quarter                                                 0.61         0.38
First Quarter                                                  0.75         0.45

      There were approximately 144 record holders of our common stock at June 23, 2010. The number of registered shareholders includes any beneficial owners of common shares held in street name.

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

      The transfer agent and registrar for our common stock is Computershare Investor Services, located at 350 Indiana Street, Suite 800, Golden, Colorado 80401; 303-262-0600.

RECENT SALES OF UNREGISTERED SECURITIES

      We have sold or issued the following securities not registered under the Securities Act in reliance upon the exemption from registration pursuant to
Section 4(2) of the Securities Act or Regulation D of the Securities Act during the fiscal year ended March 31, 2010 Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

COMMON STOCK AND WARRANTS

In April 2009, we issued 1,688,211 shares of common stock as a result of conversions of $263,478 of convertible notes payable and related accrued interest. The shares were issued to accredited investors. The range of conversion prices was between $0.15 and $0.16 per share.

In April 2009, an accredited investor exercised a warrant to purchase 555,556 shares of our common stock at the agreed strike price of $0.18 per share for cash proceeds of $100,000. We issued that investor a five year warrant to purchase 555,556 shares at $0.18 per share and a conditional warrant to purchase a like number of shares at the same strike price if that warrant is exercised.

In April 2009, we issued 490,000 shares of restricted common stock valued at the closing price to two investor relations firms in payment for investor relations services with an aggregate value of $108,700.

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

In May 2009, we issued 40,104 shares of restricted common stock at a price of $0.24 per share to an investment banking firm in payment for financial advisory services valued at $9,625 based on the value of the services provided.

In June 2009, we issued 779,956 shares of common stock as a result of conversions of $143,512 of convertible notes payable and related accrued interest at a conversion price per share of $0.18. The shares were issued to accredited investors.

On June 29, 2009, we committed to issue 4,000,000 shares of restricted common stock to Mr. Joyce, our Chief Executive Officer, at a price per share of $0.24, which shall vest in equal installments over a thirty six month period commencing June 30, 2010.

In July 2009, we issued 518,649 shares of common stock as a result of conversions of $100,566 of convertible notes payable and related accrued interest at a conversion price per share of $0.19. The shares were issued to accredited investors.

In October 2009, we issued 100,000 shares of restricted common stock as a donation to a scientific research foundation valued at $25,000 based on the closing price of $0.25.

In October 2009, we issued 2,511,264 shares of common stock as a result of conversions of $481,297 of convertible notes payable and related accrued interest at a conversion price per share of $0.19. The shares were issued to accredited investors.

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

In November 2009, we issued 117,759 shares of common stock as a result of conversions of $38,595 of notes payable and related accrued interest ($12,500 in a 12% Note Payable at a conversion price per share of $0.43 and $10,000 in a May & June 2009 10% Convertible Note at a conversion price per share of $0.20. The shares were issued to accredited investors.

In December 2009, we issued 211,665 shares of common stock as a result of the conversion of a $40,000 convertible note payable and related accrued interest at a conversion price per share of $0.20. The shares were issued to an accredited investor.

In January 2010, we issued 36,683 shares of restricted common stock to a patent licensor as a patent license payment valued at $11,500 at a price per share of $0.31.

In January 2010, we issued to the holders of certain convertible debentures 731,251 shares of restricted common stock and 731,251 warrants to purchase our common stock at $0.20 per share to repay $146,250 of interest on those debentures accrued through January 31, 2010.

In February 2010, we issued 29,878 shares of restricted common stock to a law firm as a result of the conversion of $8,963 of accrued legal expenses based on the value of the services provided.

In March 2010, we issued 1,444,185 shares of common stock as a result of the conversion of a $330,000 convertible note payable and related accrued interest. The range of conversion prices was between $0.24 and $0.25 per share. The shares were issued to an accredited investor.

In March 2010, we issued 10,895 shares of restricted common stock at $0.34 to a consultant in payment for investor relations services valued at $3,750 based on the value of the services provided.


                           EQUITY COMPENSATION PLANS

                     SUMMARY EQUITY COMPENSATION PLAN DATA

      The following table sets forth March 31, 2010 information on our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

                                                                                    (c)
                                                                            Number of securities
                                                                             remaining available
                                                                             for future issuance
                                   (a)                       (b)                 under equity
                          Number of securities to      Weighted-average       compensation plans
                          be issued upon exercise     exercise price of     (excluding securities
                          of outstanding options,    outstanding options,    reflected in column
Plan category           warrants and rights (1)(2)   warrants and rights            (a))
Equity compensation
plans approved by
security holders                            32,500   $               2.65                 457,500

Equity compensation
plans not approved by
security holders (1)(3)                 13,383,560   $               0.36                     N/A
                        --------------------------   --------------------   ---------------------
Totals                                  13,416,060   $               0.37                 457,500

(1) The description of the material terms of non-plan issuances of equity instruments is discussed in Note 6 to the accompanying consolidated financial statements.

(2) Net of equity instruments forfeited, exercised or expired.

(3) On June 8, 2009, our board of directors approved the grant to Mr. Joyce of 4,000,000 shares of restricted common stock at a price per share of $0.24, the vesting and issuance of which will occur in equal installments over a thirty-six-month period commencing June 30, 2010. Mr. Joyce may, from time to time, defer acceptance of the shares. However, all shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six-month vesting period.

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

      Our 2000 Stock Option Plan (the "Plan"), adopted by us in August 2000, provides for the grant of incentive stock options ("ISOs") to our full-time employees (who may also be directors) and nonstatutory stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of significant services. The exercise price of any ISO may not be less than the fair market value of the Common Stock on the date of grant or, in the case of an optionee who owns more than 10% of the total combined voting power of all classes of our outstanding stock, not be less than 110% of the fair market value on the date of grant. The exercise price, in the case of any NSO, must not be less than 75% of the fair market value of the Common Stock on the date of grant. The amount reserved under the Plan is 500,000 options.

      At March 31, 2010, we had granted 32,500 options and 10,000 restricted shares under the 2000 Stock Option Plan, with 457,500 available for future issuance.

2003 CONSULTANT STOCK PLAN

--------------------  -------------------  ------------------  -----------------
                       Number of shares
                       of common stock      Weighted average    Number of common
                        available for        price of shares    shares remaining
                        issuance under      issued under the      available for
   Plan Category          the plan                 plan          future issuance
--------------------  -------------------  ------------------  -----------------
                             (a)                   (b)                (c)
--------------------  -------------------  ------------------  -----------------
Equity compensation
  plans approved by
  security holders                     --                  --                 --
--------------------  -------------------  ------------------  -----------------
Equity compensation
  plans not approved
  by security holders           7,500,000  $             0.29          1,250,649
--------------------  -------------------  ------------------  -----------------
Total                           7,500,000  $             0.29          1,250,649
--------------------  -------------------  ------------------  -----------------

      Our 2003 Consultant Stock Plan, as amended from time to time (the "Stock Plan"), adopted by us in August 2003, advances our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. Consultants or advisors are eligible to receive grants under the plan program only if they are natural persons providing bona fide consulting services to us, with the exception of any services they may render in connection with the offer and sale of our securities in a capital-raising transaction, or which may directly or indirectly promote or maintain a market for our securities. The Stock Plan provides for the grants of common stock. No awards may be issued after the ten-year anniversary of the date we adopted the Stock Plan, the termination date for the plan. We have periodically amended the Stock Plan to increase the number of shares available for issuance under the Stock Plan with the approval of our Board of Directors.

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

      On July 10, 2009, we filed with the SEC a registration statement on Form S-8 for the purpose of registering 1,000,000 common shares issuable under the Stock Plan under the Securities Act of 1933.

      On February 17, 2010, we filed with the SEC a registration statement on Form S-8 for the purpose of registering 1,500,000 common shares issuable under the Stock Plan under the Securities Act of 1933.

      At March 31, 2010, 1,250,649 shares of common stock remain to be issued under the 2003 Consultant Stock Plan.

2005 DIRECTORS COMPENSATION PROGRAM

      Upon the recommendation of our Compensation Committee, in February 2005, we adopted our 2005 Directors Compensation Program (the "Directors Compensation Program") which advances our interests by helping us to obtain and retain the services of outside directors upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording them an opportunity to become owners of our capital stock.

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

      At March 31, 2010 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors, 514,550 outside directors options had been forfeited, 250,000 outside directors options had been exercised and 3,671,550 options remained outstanding.

STAND-ALONE GRANTS

      From time to time our Board of Directors grants restricted stock or common share purchase options or warrants to selected directors, officers, employees and consultants as equity compensation to such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

      On June 8, 2009, our board of directors approved the grant to Mr. Joyce of 4,000,000 shares of restricted common stock at a price per share of $0.24, the vesting and issuance of which will occur in equal installments over a thirty-six-month period commencing June 30, 2010. Mr. Joyce may, from time to time, defer acceptance of the shares. However, all shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six-month vetsing period.

      To date we have issued 12,393,158 options (of which 4,985,025 have been exercised or cancelled) and authorized the issuance of 4,000,000 shares of restricted stock outside of the 2005 Directors Compensation Plan, 2000 Stock Option Plan and the 2003 Consultant Stock Plan.

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

      o     our ability to fund our short-term and long-term operating needs;

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

Results of Operations

Operating Expenses

      Consolidated operating expenses were $2,848,892 for the fiscal year ended March 31, 2010, versus $2,923,254 for the comparable period one year ago. The net decrease of $74,362 was due to a decrease in payroll expense of $368,007, which was partially offset by increases in professional fees of $238,917 and in general and administrative expense of $54,728.

      Payroll and related expenses decreased by $368,007 as compared to the prior fiscal year. The decrease was principally driven by a decrease in stock compensation expense of $174,887 largely because there were no new stock option grants during the fiscal year ended March 31, 2010. Additionally, due to headcount reductions, our general and administrative payroll decreased by $42,153 and our research and development payroll decreased by $126,170

      The $238,917 increase in our professional fees arose from a number of factors, including $100,864 in charges by a contract manufacturer for establishing the systems to manufacture our product under the FDA's good manufacturing practices and also to produce both a trial product manufacturing run and to produce our first commercial batch of products. Other factors included a $78,824 increase in fees related to business development work, a $89,557 increase in our investor relations-related expenses and a $20,000 increase in director's fees. The above-noted increases were partially offset by a $5,436 decrease in our accounting and financial consulting fees and a $54,515 reduction in our scientific consulting fees. $337,328, or approximately 31%, of our professional fees for the fiscal year ended March 31, 2010 were paid for through issuances of our common stock.

      The $54,728 increase in general and administrative expenses arose from a number of factors, including a $25,000 stock-based contribution to a scientific research institute, a $24,245 increase in investor relations and travel expense which were partially offset by a $51,490 reduction in lab supplies.

Other Expenses

      In the fiscal year ended March 31, 2009, we recognized $1,604,715 in non-cash losses on extinguishment of debt. $1,380,772 of that loss arose out of the restructuring of $715,000 in notes and the remainder related to the value of warrants issued as part of interest payments. In the fiscal year ended March 31, 2010, we recognized $341,984 in losses on settlement of accrued interest and damages.

      Both periods include changes in the fair value of derivative liability. For the fiscal year ended March 31, 2010, the change in the estimated fair value of derivative liability was a gain of $178,723 and for the fiscal year ended March 31, 2009, the change in estimated fair value was a gain of $213,903.

      The combination of interest expenses and other expenses decreased by $208,562. The following table breaks out the various components of our interest expense over the fiscal years ended March 31, 2010 and 2009:

                                           Components of Interest Expense in
                                                    Fiscal Year Ended

                                           March 31,    March 31,
                                             2010         2009       Change
                                         -----------  -----------  ----------

ACTUAL INTEREST EXPENSE                      329,038      302,679      26,359

AMORTIZATION OF DEFERRED OFFERING COSTS       61,313      110,851     (49,538)

AMORTIZATION OF NOTE DISCOUNTS               638,505    1,376,465    (737,960)

AMORTIZATION OF DISCOUNT ASSOCIATED WITH
  WARRANTS ISSUED UPON CONVERSION OF DEBT     31,549           --      31,549

FINANCE CHARGES FROM VENDORS                  10,896       21,518     (10,622)

LIQUIDATED DAMAGES                           493,000      (38,651)    531,651
                                         -----------  -----------   ---------

TOTAL INTEREST EXPENSE                   $ 1,564,301  $ 1,772,862  $ (208,561)
                                         ===========  ===========   =========

As a result of the above factors, our net loss decreased from $(6,084,158) for the fiscal year ended March 31, 2009 to $(4,573,315) for the fiscal year ended March 31, 2010.

Liquidity and Capital Resources

      At March 31, 2010, we had a cash balance of $67,950 and a working capital deficit of $4,868,542. This compares to a cash balance of $6,157 and a working capital deficit of $4,103,520 at March 31, 2009. Between April 1, 2010 and June 24, 2010, we raised aggregate proceeds of $358,600 through the exercise of previously outstanding warrants and through private debt financing transactions. Our cash at March 31, 2010 plus additional funds raised subsequent to March 31, 2010 are not sufficient to meet our funding requirements during the next twelve months. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow the Company to continue to operate as a going concern.

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

Cash Flows

      Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

                                                          (In thousands)
                                                        For the year ended
                                                    ---------------------------
                                                    March 31,        March 31,
                                                      2010             2009
                                                    ---------       -----------
Cash (used in) provided by:
Operating activities                                $ (1,978)       $    (1,777)
Investing activities                                     (30)               (12)
Financing activities                                   2,070              1,541
                                                    ---------       -----------
Net (decrease) increase in cash                     $     62        $      (248)
                                                    =========       ===========

      NET CASH FROM OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $1,978,000 in fiscal 2010 compared to net cash used in operating activities of approximately $1,777,000 in fiscal 2009.

      NET CASH FROM INVESTING ACTIVITIES. During the fiscal year ended March 31, 2010, Our investing activities consisted of using approximately $17,000 in cash for purchases of equipment and $13,000 in cash in patents and patents pending. During the fiscal year ended March 31, 2009, we used approximately $10,000 in patents and patents pending and approximately $1,000 in purchases of equipment.

      NET CASH FROM FINANCING ACTIVITIES. Net cash generated from financing activities Increased from approximately $1,541,000 the fiscal year ended March 31, 2009 to approximately $2,070,000 in the fiscal year ended March 31, 2010. Included in net cash provided by financing activities in fiscal 2010 were $1,978,000 in proceeds from the issuance of convertible notes payable and approximately $115,000 from the issuance of common stock. In fiscal 2009, we received approximately $1,111,000 in net proceeds from the issuance of common stock and $430,000 from the issuance of convertible notes payable.

CONVERTIBLE NOTES PAYABLE AND WARRANTS

MAY & JUNE 2009 10% CONVERTIBLE NOTES

In May and June 2009, we raised an aggregate amount of $350,000 from the sale to accredited investors of 10% convertible notes ("May & June 2009 10% Convertible Notes"). The May & June 2009 10% Convertible Notes mature at various dates between November 2010 through December 2010 and are convertible into our common stock at a fixed conversion price of $0.20 per share prior to maturity. If the investors opt to convert their convertible debt to our common stock, then they will receive a matching three year warrant to purchase unregistered shares of our common stock at a price of $0.20 per share. We have measured the warrants but did not record them given their contingent terms.

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

At March 31, 2010, $300,000 of the May & June 2009 10% Convertible Notes remained outstanding. At March 31, 2010, interest payable on those notes totaled $20,269.

JULY & AUGUST 2009 10% CONVERTIBLE NOTES

In July and August 2009, we raised an aggregate amount of $668,250 from the sale to three investment funds of 10% convertible notes ("July & August 2009 10% Convertible Notes"), of which $338,250 remain outstanding at March 31, 2010. Each note carries a one-year term and is convertible into our common stock at 80% of market with a floor of $0.15 cents and a ceiling of $0.25 cents per share. As additional consideration, the investors also received 1,336,500 three year warrants to purchase our common stock at $0.50 per share, although that exercise price is subject to change based on certain conditions. The conversion feature may additionally be adjusted in the event of future financing by the Company. Because the conversion feature and warrant exercise price each can be reset based on future events, they are considered derivatives.

We commissioned a valuation study on this transaction from a third party valuation firm and based on the results of that study, we recorded a discount associated with the derivative liability of $475,762 associated with the conversion feature. We commissioned a valuation of the derivative liability to measure the fair value of the derivative liability at March 31, 2010 and based on the results of that study, we recorded a fair value at March 31, 2010 of $482,451. As a result of this fair value change, we recorded a loss of $6,689 in the fiscal year ended March 31, 2010.

We are amortizing the discount associated with the July & August 2009 10% Convertible Notes and associated warrants using the effective interest method. Deferred financing costs incurred in connection with this financing totaled $60,750, which were capitalized and are being amortized using the effective interest method.

During the March 2010, one of the investors converted $330,000 of principal and $22,559 of accrued interest into common stock. We accelerated the remaining discount associated with that portion of the principal balance of the July & August 2009 10% Convertible Notes.

At March 31, 2010, interest payable on those notes totaled $20,338.

OCTOBER & NOVEMBER 2009 10% CONVERTIBLE NOTES

In October and November 2009, we raised $430,000 from the sale to accredited investors of 10% convertible notes ("October & November 2009 10% Convertible Notes"). The October & November 2009 10% Convertible Notes mature at various dates between April 2011 and May 2011 and are convertible into our common stock at a fixed conversion price of $0.25 per share prior to maturity. The investors also received matching three year warrants to purchase 1,720,000 unregistered shares of our common stock at a price of $0.25 per share.

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

At March 31, 2010, interest payable on these notes totaled $19,013.

JANUARY 2010 10% CONVERTIBLE NOTES

In January 2010, we raised $250,000 from the sale to an accredited investor of two 10% convertible notes. The convertible notes mature in July 2011 and are convertible into our common stock at a fixed conversion price of $0.25 per share prior to maturity. The investor also received matching three year warrants to purchase 1,000,000 unregistered shares of our common stock at a price of $0.25 per share. This investment concluded our 10% convertible debt round that began in October 2009. In aggregate, we issued $700,250 in 10% convertible notes in that financing round.

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes. We are amortizing the discount associated with the January 2010 10% Convertible Notes and associated warrants using the effective interest method.

At March 31, 2010, interest payable on these notes totaled $5,645.

FEBRUARY 2010 10% CONVERTIBLE NOTE

On February 12, 2010, we raised $280,015 in cash and received a secured promissory note in the amount of $300,000 in exchange for the issuance by the Company of a $660,000 principal amount 10% convertible promissory note (the "Note") to one accredited investor. The Note included an original issue discount of ten percent, or $60,000, and an origination fee of three percent, or $9,000. We also paid legal fees of $10,985. The Note matures in February 2011. The Note was issued in a private placement.

The conversion price per share is equal to eighty percent (80%) of the average of the three lowest closing bid prices of our common stock as reported by Bloomberg L.P. on the Principal Market for the ten (10) trading days preceding the conversion date, subject to a maximum price per share of $0.30 and a minimum price per share of $0.20. The Note is convertible into a maximum of 3,300,000 shares of our common stock at the minimum price per share of $0.20. The investor also received 660,000 three-year warrants to purchase shares of our common stock at $0.50 per share, although that exercise price is subject to change based on certain conditions. The conversion feature may additionally be adjusted in the event of future financing by the Company. Because the conversion feature and warrant exercise price each can be reset based on future events, they are considered derivatives and accounted for as derivative liabilities.

We commissioned a valuation study on this transaction from a third party valuation firm and based on the results of that study, we recorded a discount associated with the derivative liability of $478,476 associated with the conversion feature. We commissioned a valuation of the derivative liability to measure the fair value of the derivative liability at March 31, 2010 and based on the results of that study, we recorded a fair value at March 31, 2010 of $572,165. As a result of this fair value change we recorded a charge of $93,689 in the fiscal year ended March 31, 2010.

SECURITIES ISSUED FOR SERVICES

      We have issued securities in payment of services to reduce our obligations and to avoid using our cash resources. In the year ended March 31, 2010 we issued 2,456,157 common shares for services of which 500,895 were restricted and were for investor relations services. We also issued 8,429,748 common shares for the retirement or conversion of notes payable and convertible notes payable, 100,000 common shares as a grant to a research institute and 36,683 for licensing rights. Included in the 2,456,157 common shares issued for services are 1,035,124 shares, registered under a Form S-8 registration statement, which were issued as follows: 206,025 for regulatory consulting, 1,018,742 for financial and scientific consulting, 444,122 for business development consulting, 28,249 for administration and corporate communications services and 258,124 for legal expenses. The average price discount of common shares issued for these services, weighted by the number of shares issued for services in this period, was approximately 5.95%.

SECURITIES ISSUED FOR DEBT

      We have also issued securities for debt to reduce our obligations to avoid using our cash resources. In the fiscal year ended March 31, 2010 we issued 8,429,748 restricted common shares for repayment in full of notes, including accrued interest, in the aggregate amount of $1,640,559. The price discount of the common stock issued for debt was approximately 40.0%. We recorded a loss on extinguishment of debt totaling $1,604,715 in the fiscal year ended March 31, 2009.

PROSPECTS FOR DEBT CONVERSION

      We seek, where possible, to convert our debt and accounts payable to stock and/or warrants in order to reduce our cash liabilities. Our success at accomplishing this depends on several factors including market conditions, investor acceptance and other factors, including our business prospects.

GOING CONCERN

      Our independent registered public accounting firm has stated in their audit report on our March 31, 2010 consolidated financial statements that our working capital deficiency and significant deficiency accumulated during the development stage are conditions that, among others, raise substantial doubt about our ability to continue as a going concern.

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

Fair Value Measurements

      Effective April 1, 2008, we began measuring the fair value of applicable financial and non-financial assets based on the following levels of inputs:

   Level 1: Quoted market prices in active markets for identical assets or liabilities.

   Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

   Level 3: Unobservable inputs that are not corroborated by market data.

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

      The fair value of derivative liabilities is determined based on unobservable inputs that are corroborated by market data, which is a Level 3 classification. We record derivative liabilities on our balance sheet at fair value with changes in fair value recorded in our consolidated statements of operations.

      The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing model:

                                                Fiscal Year Ended March 31, 2010
                                                --------------------------------
Risk free interest rate                                   1.28% - 2.58%
Average expected life                                      3 - 5 years
Expected volatility                                       78.8% - 96.3%
Expected dividends                                             None

      We did not make any changes to our valuation techniques compared to the prior fiscal year.

      We also obtained a third party valuation, which is a Level 3 classification as it was based on unobservable inputs that are not corroborated by market data, in connection with our December 2008 note restructuring, our July and August 2009 convertible notes and February convertible note. That valuation firm used a binomial lattice pricing model to calculate the estimated fair value of embedded derivatives in those transactions and a Black-Scholes pricing model to calculate the estimated fair value of the warrants in those transactions.

Long-Lived Assets

      Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360-10 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This accounting guidance requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. This guidance also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Management noted no indicators requiring review for impairment during the fiscal year ended March 31, 2010.

Stock Purchase Warrants Issued with Notes Payable

      We granted warrants in connection with the issuance of certain notes payable. We measure the relative estimated fair value of such warrants which represents a discount from the face amount of the notes payable. Such discounts are amortized to interest expense over the term of the notes.

Beneficial Conversion Feature of Notes Payable

      The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). We measure the estimated fair value of the BCF and record that value in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes.

Share-based Compensation

      We account for share-based compensation awards using the fair-value method and record such expense in the consolidated financial statements over the requisite service period. For the fiscal year ended March 31, 2010, we recognized $504,933 of share-based compensation expense.

OFF-BALANCE SHEET ARRANGEMENTS

      We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, we are not required to furnish information under this Item 7A.

ITEM 8. FINANCIAL STATEMENTS

      The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO"), who is also our acting Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's March 31, 2010 Form 10-K.

      Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

(a) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

      The Company's management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2010. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2010 due to control deficiencies that constituted material weaknesses.

      Management in assessing its internal controls and procedures for fiscal 2010 identified a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design of controls over the area of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

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

      This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to a attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect these controls.

ITEM 9B. OTHER INFORMATION

      During the period December 31, 2009 through March 31, 2010, the Company issued restricted securities totaling 2,252,892 shares or 3.64% of the Company's issued and outstanding Common Stock, based on the number of shares of Common Stock outstanding and reported on the Company's Form 10-Q for the quarter ended December 31, 2009. Such securities included shares of restricted Common Stock issued upon the conversion of outstanding debt securities and shares issued for cash investment, services, interest payable and professional services.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2010, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with except that Mr. Edward G. Broenniman, one of our directors, did not timely file one report on Form 4 pertaining to one transaction effected by him on November 25, 2009. The relevant report was filed on December 3, 2009.

      DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

      The names, ages and positions of our directors and executive officers as of June 23, 2010 are listed below:

   NAMES                        TITLE OR POSITION                           AGE
   ----------------------------------------------------------------------------
   James A. Joyce (1)           Chairman, Chief Executive                    47
                                Officer, Principal Accounting Officer
                                  and Secretary

   Richard H. Tullis, PhD (2)   Vice President, Chief Science Officer        65
                                  and Director

   Franklyn S. Barry, Jr.       Director                                     70

   Edward G. Broenniman         Director                                     74

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

      Upon the recommendation of our Compensation Committee, in February 2005, we adopted our 2005 Directors Compensation Program (the "Directors Compensation Program") which advances our interests by helping us to obtain and retain the services of outside directors upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording them an opportunity to become owners of our capital stock.

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

      At March 31, 2010 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors, 514,550 outside directors options had been forfeited, 250,000 outside directors options had been exercised and 3,671,550 options remained outstanding.

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

INVOLVEMENT IN LEGAL PROCEEDINGS.

      To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; and (5) being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies or law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or associated persons.

CODE OF ETHICS.

      On February 23, 2005, the Board of Directors approved a "Code of Business Conduct and Ethics, which applies to our principal executive officer, our principal financial officer, our principal accounting officer and persons performing similar tasks. Our Code of Business Conduct and Ethics is available on our company website at www.aethlonmedical.com.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

      Our Board of Directors formed an audit committee in May of 1999 (the "Audit Committee"). Mr. Franklyn S. Barry, Jr. (the Chairman of the Committee) and Mr. Edward Broenniman serve as members of the Committee. We believe that each of Mr. Broenniman and Mr. Barry is an "audit committee financial expert" as that term is defined by Item 407 of Regulation S-K.

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

COMPENSATION COMMITTEE

      Our Board of Directors formed a Compensation Committee in May of 1999 (the "Compensation Committee"). Mr. Franklyn S. Barry, Jr. and Mr. Edward Broenniman (the Chairman of the Committee) serve as members of the Committee. Our Board of Directors has delegated to the Compensation Committee strategic and administrative responsibility on a broad range of issues. The Compensation Committee's basic responsibility is to assure that the Chief Executive Officer, other officers, and key management are compensated effectively in a manner consistent with our compensation strategy and competitive practice. In addition, the Compensation Committee is responsible for establishing general compensation guidelines for non-management employees.

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

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

      The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended March 31, 2010 and March 31, 2009. The following table summarizes all compensation for fiscal year 2010 and 2009 received by our Chief Executive Officer, and the Company's two most highly compensated executive officers who earned more than $100,000 in fiscal year 2010.

                                  SUMMARY COMPENSATION TABLE FOR 2010 AND 2009 FISCAL YEARS

                                                                                    NON-EQUITY   NONQUALIFIED
                                                                                    INCENTIVE      DEFERRED     ALL
                                                          STOCK        OPTION          PLAN      COMPENSATION  OTHER
NAMED EXECUTIVE OFFICER                                   AWARDS       AWARDS      COMPENSATION    EARNINGS     COMP.    TOTAL
AND PRINCIPAL POSITION       YEAR  SALARY ($)  BONUS ($)   ($)          ($)             ($)          ($)        ($)       ($)

James A. Joyce (1)
CHIEF EXECUTIVE OFFICER      2010  $  290,000  $      --  $960,000(3)  $     --     $         --  $         --  $  --  $1,250,000
AND PRINCIPAL ACCOUNTING     2009     290,000         --        --      424,528(4)            --            --     --     714,528
OFFICER

Richard H. Tullis, Ph.D (2)  2010  $  175,000  $      --  $     --     $     --     $         --  $         --  $  --  $  175,000
VICE PRESIDENT AND CHIEF     2009     175,000         --        --      154,025(5)            --            --     --     329,025
SCIENCE OFFICER

(1) The aggregate number of stock awards and stock option awards issued to Mr. Joyce and outstanding as of March 31, 2010 is zero and 9,588,243.

(2) The aggregate number of stock awards and stock option awards issued to Dr. Tullis and outstanding as of March 31, 2010 is zero and 1,897,175.

(3) This award of 4,000,000 shares of restricted common stock was valued at the grant date price of $0.24 per share.

(4) This option award to purchase 2,000,000 shares at $0.25 per share was for service was an officer and the fair value on the grant date of December 15, 2008 was calculated through a binomial lattice pricing model. Significant assumptions used in determining the fair value included: volatility of 112%, risk free interest rate of 1.02% and a ten year life.

(5) This option award to purchase 750,000 shares at $0.41 per share was for service was an officer and the fair value on the grant date of December 15, 2008 was calculated through a binomial lattice pricing model. Significant assumptions used in determining the fair value included: volatility of 112%, risk free interest rate of 1.02% and a 9.5 year life.

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

      In addition, Mr. Joyce was granted 4,000,000 shares of restricted common stock, at a price per share of $0.24, which shall vest in equal installments over a thirty-six month period commencing June 30, 2010; however Mr. Joyce may, from time to time, defer acceptance of the shares. All shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six month vesting period.

      Therefore, we will record the stock-based compensation expense associated with this grant beginning in June 2010.

EMPLOYMENT AGREEMENTS

      We entered into an employment agreement with Mr. Joyce effective April 1, 1999. Effective June 1, 2001, Mr. Joyce was appointed President and Chief Executive Officer and his base annual salary was increased from $120,000 to $180,000. Effective January 1, 2005, Mr. Joyce's salary was increased from $180,000 to $205,000 per year. Under the terms of the agreement, his employment continues at a salary of $205,000 per year for successive one-year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement. Effective April 1, 2006. Mr. Joyce's salary was increased from $205,000 to $240,000. His salary was subsequently increased to $265,000 per year and effective May 1, 2008, his salary was increased from $265,000 to $290,000 per year. Effective April 1, 2010, his salary was increased from $290,000 to $325,000 per year.

      We entered into an employment agreement with Dr. Tullis effective January 10, 2000. Effective June 1, 2001, Dr. Tullis was appointed our Chief Science Officer of the Company. His compensation under the agreement was modified in June 2001 from $80,000 to $150,000 per year. Effective January 1, 2005, Dr. Tullis' salary was increased from $150,000 to $165,000 per year. Under the terms of the agreement, his employment continues at a salary of $165,000 per year for successive one-year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement. Dr. Tullis was granted 250,000 stock options to purchase our common stock in connection the completing certain milestones, such as the initiation and completion of certain clinical trials, the submission of proposals to the FDA and the filing of a patent application. Effective April 1, 2006, Dr. Tullis salary was increased to $180,000 per year. Effective April 1, 2010, his salary was increased from $180,000 to $195,000 per year.

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

      OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

      The following table sets forth certain information concerning stock option awards granted to our named executive officers.

                     OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR END
------------------------------------------------------------------------------------
                                              OPTIONS AWARDS
                     ---------------------------------------------------------------
                                                    EQUITY
                                                   INCENTIVE
                                                  PLAN AWARDS;
                       NUMBER OF    NUMBER OF      NUMBER OF
                       SECURITIES   SECURITIES     SECURITIES
                       UNDERLYING   UNDERLYING     UNDERLYING
                      UNEXERCISED   UNEXERCISED   UNEXERCISED    OPTION     OPTION
                        OPTIONS      OPTIONS        UNEARNED    EXERCISE  EXPIRATION
NAME                  EXERCISABLE  UNEXERCISABLE    OPTIONS       PRICE      DATE
-------------------  ------------  -------------  ------------  --------  ----------
                          (#)           (#)           (#)         ($)

James A. Joyce       1,115,550(1)             --            --  $   0.38    06/03/10
                       557,775(1)             --            --  $   0.38    04/10/11
                       557,775(1)             --            --  $   0.38    04/09/12
                     2,857,143(1)             --            --  $   0.21    12/18/15
                     2,000,000(2)        500,000            --  $   0.36    09/21/17
                     1,500,000(3)        500,000            --  $   0.25    02/21/19

Richard H. Tullis       30,000(4)             --            --  $   2.56    12/31/10
                       250,000(4)             --            --  $   1.90    03/12/12
                       433,588(5)             --            --  $   0.38    12/31/10
                       433,587(5)             --            --  $   0.38    12/31/11
                       250,000(6)        500,000            --  $   0.41     6/14/18

(1) This option was fully vested as of March 31, 2010 and as a result of the Option Suspension Agreement, the expiration date was extended by 100 days. Subsequent to March 31, 2010, the expiration date of this option was extended to February 23, 2015 (see Item 13).

(2) The option vested 1,000,000 shares at grant, with 500,000 shares vesting each annual anniversary date through June 13, 2010 and as a result of the Option Suspension Agreement, the expiration date was extended by 100 days.

(3) The option vested 1,000,000 at grant, with 500,000 shares vesting on December 31, 2009 and December 31, 2010 and as a result of the Option Suspension Agreement, the expiration date was extended by 100 days.

(4) This option was fully vested as of March 31, 2010.

(5) This option was fully vested as of March 31, 2010. Subsequent to March 31, 2010, the expiration date of this option was extended to February 23, 2015 (see
Item 13).

(6) The option vests 250,000 annually at June 4, 2009, June 4 2010 and June 4, 2011.

                                        STOCK AWARDS
----------------------------------------------------------------------------------------------
                                                                                   EQUITY
                                                                 EQUITY        INCENTIVE PLAN
                                                             INCENTIVE PLAN    AWARDS: MARKET
                                                             AWARDS: NUMBER   OR PAYOUT VALUE
                           NUMBER OF                           OF UNEARNED      OF UNEARNED
                           SHARES OR       MARKET VALUE OF    SHARES, UNITS    SHARES, UNITS
                         UNITS OF STOCK    SHARES OR UNITS       OR OTHER     OR OTHER RIGHTS
                         THAT HAVE NOT     THAT HAVE NOT       RIGHTS THAT     THAT HAVE NOT
NAME                        VESTED             VESTED        HAVE NOT VESTED      VESTED
----------------------   --------------    ---------------  ----------------  ----------------
                              (#)               ($)               (#)               ($)

James A. Joyce                4,000,000(1) $       960,000                --  $             --
Richard H. Tullis, PhD               --    $            --                --  $             --

(1) On June 8, 2009, Mr. Joyce was granted 4,000,000 shares of restricted common stock, at a price per share of $0.24, which shall vest in equal installments over a thirty-six month period commencing June 30, 2010; however Mr. Joyce may, from time to time, defer acceptance of the shares. All shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six month vesting period.

DIRECTOR COMPENSATION FOR 2010 FISCAL YEAR

      The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended March 31, 2010.

                                                                   Change in
                                                                    Pension
                             Fees                                    Value
                            Earned                                    and
                              or                     Non-Equity   Nonqualified
                             Paid                    Incentive      Deferred        All
                              in    Stock   Option     Plan       Compensation     Other
                             Cash   Awards  Awards  Compensation    Earnings    Compensation  Total
Name                          ($)    ($)     ($)        ($)           ($)            ($)       ($)
-------------------------   ------  ------  ------  ------------  ------------  ------------  ------

James A. Joyce (1)              --    --      --         --            --             --          --
Richard H. Tullis (2)           --    --      --         --            --             --          --
Edward G. Broenniman (3)    10,000    --      --         --            --             --      10,000
Franklyn S. Barry, Jr. (4)  10,000    --      --         --            --             --      10,000

(1) All compensation received by Mr. Joyce in fiscal year 2010 is disclosed in the Summary Compensation Table above. Mr. Joyce received no compensation as a director in fiscal year 2010.

(2) All compensation received by Dr. Tullis in fiscal year 2010 is disclosed in the Summary Compensation Table above. Dr. Tullis received no compensation as a director in fiscal year 2010.

(3) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2010 are 0 and 814,225.

(4) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2010 are 0 and 766,417.

Directors Compensation Program

      Upon the recommendation of our Compensation Committee, in February 2005, we adopted our 2005 Directors Compensation Program (the "Directors Compensation Program") which advances our interests by helping us to obtain and retain the services of outside directors upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording them an opportunity to become owners of our capital stock.

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

      At March 31, 2010 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors, 514,550 outside directors options had been forfeited, 250,000 outside directors options had been exercised and 3,671,550 options remained outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information as of June 23, 2010, with respect to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of each class of our capital stock, (ii) each of our directors and director nominees (if any), (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. The term "executive officer" is defined as the President/Chief Executive Officer, Secretary, Chief Financial Officer/Treasurer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for the Company. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, excepted where otherwise noted:

AMOUNT AND NATURE                                                                           PERCENT OF
OF TITLE OF CLASS           NAME                                BENEFICIAL OWNERSHIP(1)(2)    CLASS
-----------------  -------------------------------------------  --------------------------  ----------

Common Stock       James A. Joyce, Chief Executive Officer          9,710,465 shares(3)         13%
                   and Director
                   8910 University Center Lane, Suite 660
                   San Diego, CA 92122

Common Stock       Richard H. Tullis, Chief Scientific Officer      2,165,925 shares(4)          3%
                   and Director
                   8910 University Center Lane, Suite 660
                   San Diego, CA 92122

Common Stock       Edward G. Broenniman, Director                   1,096,399 shares(5)          2%
                   8910 University Center Lane, Suite 660
                   San Diego, CA 92122

Common Stock       Franklyn S. Barry, Jr., Director                   873,010 shares(6)          1%
                   8910 University Center Lane, Suite 660
                   San Diego, CA 92122

Common Stock       Ellen R. Weiner Family Revocable Trust(7)        6,957,770 shares(8)        9.9%
                   10645 N. Tatum Blvd. Suite 200-166
                   Phoenix, Arizona  85028

Common Stock       Estate of Allan S. Bird(7)                       5,156,928 shares(8)        7.3%
                   PO Box 371179
                   Las Vegas, Nevada 89137

Common Stock       Phillip A. Ward (7)                              3,353,611 shares(9)       4.99%
                   P.O. Box 3322
                   Rancho Santa Fe, CA 92067

Common Stock       Alan R. Albrecht (7)                             3,498,051 shares(10)      4.99%
                   8910 University Center Lane, Suite 660
                   San Diego, CA 92122

All Current
Directors and
Executive Officers
as a Group (4                                                      13,845,799 shares            18%
members)

*  Less than 1%.

1. Based on 66,975,522 shares of Common Stock outstanding on the transfer records as of June 23, 2010.

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

3. Includes 2,231,100 stock options exercisable at $0.38 per share, 2,857,143 stock options exercisable at $0.21 per share, 2,500,000 stock options exercisable at $0.36 per share and 1,500,000 stock options exercisable at $0.25 per share. An additional 500,000 stock options (exercisable at $0.25 per share) granted to Mr. Joyce are excluded from the above table as that portion will vest after 60 days from June 23, 2010.

      In addition, Mr. Joyce has been granted 4,000,000 shares of restricted common stock, which shall vest over a 36 month period commencing June 30, 2010; however, such shares will not be issued until Mr. Joyce requests delivery of such vested shares. The above table includes 222,222 shares, representing two months of vesting under the 4,000,000 share grant.

4. Includes 250,000 stock options exercisable at $1.90 per share, 30,000 stock options exercisable at $2.56 per share, 867,175 stock options exercisable at $0.38 per share and 500,000 stock options exercisable at $0.41 per share. An additional 250,000 stock options (exercisable at $0.41 per share) granted to Dr. Tullis are excluded from the table as that portion will vest after 60 days from June 23, 2010.

5. Includes 2,500 stock options exercisable at $3.75 per share, 3,000 stock options exercisable at $1.78 per share, 308,725 stock options exercisable at $0.38 per share and 500,000 stock options exercisable at $0.41 per share.

6. Includes 1,867 stock options exercisable at $1.84 per share and 264,550 stock options exercisable at $0.38 per share and 500,000 stock options exercisable at $0.41 per share.

7.    More-than-5% shareholder.

8. Includes certain shares issuable upon conversion of a convertible note and exercise of warrants held by the Ellen R. Weiner Family Revocable Trust (the "Trust") and all shares issuable upon conversion of a convertible note and exercise of warrants held by the Estate of Allan S. Bird (the "Estate"). The Trust owns a convertible promissory note in the principal amount of $660,000 convertible into 3,300,000 shares at $0.20 per share and 8,769,897 warrants to purchase common shares at $0.20 per share. The Estate owns a convertible promissory note in the principal amount of $225,000 convertible into 1,125,000 shares at $0.20 per share and 2,698,070 warrants to purchase common shares at $0.20 per share. Beneficial ownership by each of the Trust and the Estate is limited contractually to the extent that such conversion or exercise would cause the aggregate number of shares of common stock beneficially owned by either to exceed 9.9%. Accordingly, beneficial ownership for the Trust does not reflect 8,764,914 shares underlying the convertible notes and warrants that would cause the number of shares beneficially owned by the Trust to be 19.9% of our outstanding shares. Mr. Bird was Ms. Weiner's father-in-law. The Ellen R. Weiner Family Trust disclaims any beneficial ownership of the Estate's notes, associated warrants and underlying common stock. The Estate of Mr. Bird disclaims any beneficial ownership of such Trust's notes and associated warrants.

9. Includes certain shares issuable upon the exercise of warrants held by Phillip A. Ward. Mr. Ward owns warrants to purchase 100,000 shares of common stock at an exercise price of $0.50; warrants to purchase 100,000 shares of common stock at an exercise price of $0.17; warrants to purchase 555,556 shares of common stock at an exercise price of $0.18; warrants to purchase 55,555 shares of common stock at an exercise price of $0.90; warrants to purchase 90,000 shares of common stock at an exercise price of $0.34; warrants to purchase 555,556 shares of common stock at an exercise price of $0.18; warrants to purchase 194,118 shares of common stock at an exercise price of $0.17; warrants to purchase 555,556 shares of common stock at an exercise price of $0.18; and warrants to purchase 194,118 shares of common stock at an exercise price of $0.17. Mr. Ward's beneficial ownership is limited contractually to the extent that exercise of such warrants would cause the aggregate number of shares of common stock beneficially owned by Mr. Ward to exceed 4.99% of our outstanding shares. Accordingly, beneficial ownership for Mr. Ward does not reflect 2,169,341 shares underlying such warrants that would cause the number of shares beneficially owned by Mr. Ward to be 8% of our outstanding shares.

10. Includes certain shares issuable upon the conversion of a convertible note and exercise of warrants held by Alan R. Albrecht. Mr. Albrecht owns three convertible promissory notes in the aggregate principal amount of $375,000 convertible into 1,500,000 shares at $0.25 per share and warrants to purchase 5,395,000 shares of common stock at an average exercise price of $0.26 per share. Mr. Albrecht's beneficial ownership is limited contractually to the extent that such conversion or exercise would cause the aggregate number of shares of common stock beneficially owned by Mr. Albrecht to exceed 4.99% of our outstanding shares. Accordingly, beneficial ownership for Mr. Albrecht does not reflect 3,769,299 shares underlying such note and such warrants that would cause the number of shares beneficially owned by Mr. Albrecht to be 9.8% of our outstanding shares.

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

      On May 21, 2010, the Board of Directors of the Company amended the expiration terms of certain outstanding stock options such that all outstanding stock options of the Company shall have a term that is for not less than ten
(10) years following the original date of grant. No other terms or features of the stock options were modified or amended. Stock options held by Mr. James Joyce, our Chief Executive Officer and Chairman of the Board of Directors, Mr. Richard Tullis, our Chief Science Officer and member of the Board of Directors, Mr. Franklyn Barry, a member of the Board of Directors, and Mr. Edward Broenniman, a member of the Board of Directors, were modified accordingly. Of the foregoing (i) options to purchase 2,231,100 shares held by Mr. Joyce were extended to February 23, 2015; (ii) options to purchase 867,175 shares held by Mr. Tullis were extended to February 23, 2015; (iii) options to purchase 308,725 shares held by Mr. Broenniman were extended to February 23, 2015; and (iv) options to purchase 308,725 shares held by Mr. Barry were extended to February 23, 2015. All of the foregoing options are at an exercise price of $0.38 per share. The foregoing represents only a portion of the total options and shares owned by the directors and officers of the Company.

      In addition, on June 8, 2009, the Board of Directors had approved the grant of 4,000,000 shares of restricted common stock, at a price per share of $0.24 to Mr. James Joyce, our Chief Executive Officer, with the shares vesting on a thirty-six month period commencing June 30, 2010. On May 21, 2010, the Board of Directors agreed that Mr. Joyce may, from time to time, defer acceptance of the shares under the vesting schedule provided that all shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six month vesting period.

Director Independence

Each of Mr. Barry and Mr. Broenniman is an independent director as that term is defined by NYSE Rule 303A.02(a). The Company currently has a compensation and audit committee. Of the members of the Company's board of directors, each of Mr. Barry and Mr. Broenniman meets the NYSE's independence standards for members of such committees and Mr. Tullis and Mr. Joyce do not meet the NYSE's independence requirements for members of such committees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table presents fees for professional services billed by Squar, Milner, Peterson, Miranda & Williamson LLP ("Squar Milner") for the fiscal years ended March 31, 2010 and 2009:

                                              Fiscal Year  Ended March 31,
                                                  2010         2009
                                              -----------  ---------------

      Audit Fees                              $    92,400  $        98,200
      Audit Related Fees                           41,600           32,400
      Tax Fees                                     27,000           43,600
      All Other Fees                                   --               --
                                              -----------  ---------------
                                              $   161,000  $       174,200
                                              ===========  ===============

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

      Our audit committee of the Board of Directors is responsible for pre-approving all audit, audit-related, tax and other permitted non-audit services to be performed for us by our independent auditor.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this report on Form 10-K:

1. Consolidated Financial Statements for the periods ended March 31, 2010 and 2009:

                    Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets
                    Consolidated Statements of Operations
                    Consolidated Statements of Cash Flows
                    Consolidated Statements of Stockholders' Deficit
                    Notes to Consolidated Financial Statements
2. Exhibits

      2.1 Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Aethlon, Inc. dated March 10, 1999 (1)

      2.2 Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Hemex, Inc. dated March 10, 1999 (1)

      2.3 Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Syngen Research, Inc. (2)

      2.4 Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Cell Activation, Inc. (3)

      3.1   Articles of Incorporation of Aethlon Medical, Inc., as amended (4)

      3.2   Bylaws of Aethlon Medical, Inc. (4)

      10.1 Employment Agreement between Aethlon Medical, Inc. and James A. Joyce dated April 1, 1999 (5)++

      10.2  Amended and Restated 2003 Consultant Stock Plan (6)

      10.3 Patent License Agreement by and amongst Aethlon Medical, Inc., Hemex, Inc., Dr. Julian L. Ambrus and Dr. David O. Scamurra (7)

      10.4 Employment Agreement by and between Aethlon Medical, Inc. and Dr. Richard H. Tullis (7)++

      10.5 Cooperative Agreement by and between Aethlon Medical, Inc. and George Mason University (8)

      10.6 Stock Option Agreement by and between Aethlon Medical, Inc. and James A Joyce (9)++

      10.7 Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis (9)++

      10.8 Stock Option Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry, Jr. (9)++

      10.9 Stock Option Agreement by and between Aethlon Medical, Inc. and Ed Broenniman (9)++

      10.10 Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce(10)++

      10.11 Option Agreement by and between Aethlon Medical, Inc. and Trustees of Boston University (11)

      10.12 Option Suspension Agreement dated June 29, 2009 (12)++

      10.13 Letter Agreement between the Company and Mr. James A. Joyce (13)++

      10.14 Letter Agreement between the Company and Mr. Richard H. Tullis
            (14)++

      10.15 Form of Class C Common Stock Purchase Warrant (15)

      10.16 Form of 10% Convertible Note (15)

      10.17 Stock Option Agreement of James A. Joyce (16)++

      10.18 Stock Option Agreement of Franklyn S. Barry (16)++

      10.19 Stock Option Agreement of Edward G. Broenniman (16)++

      10.20 Stock Option Agreement of Richard H. Tullis (16)++

      10.21 Modification and Amendment Agreement dated December 30, 2008 (17)

      10.22 Form of Interest Note dated December 30, 2008 (17)

      10.23 Form of Liquidated Damages Note dated December 30, 2008 (17)

      10.24 Form of Common Stock Purchase Warrant (18)

      10.25 Form of Unit Subscription Agreement (18)

      10.26 Form of Amended and Restated 12% Convertible Note*

      10.27 Form of Amended and Restated Warrant*

      10.28 Form of Amended and Restated Warrant (QB)*

      10.29 Form of Amended and Restated Registration Rights Agreement*

      14    Code of Ethics (19)

      21    List of subsidiaries*

      23.1 Consent of Independent Registered Public Accounting Firm (Squar, Milner, Peterson, Miranda & Williamson, LLP) *

      31.1 Certification of our Chief Executive Officer and Chief Accounting Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

      32.1 Statement of our Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
            Section 1350)*

* Filed herewith
++ Indicates a management contract or compensatory plan or arrangement

(1) Filed with the Company's Current Report on Form 8-K dated March 26, 1999 and incorporated by reference.

(2) Filed with the Company's Current Report on Form 8-K dated January 24, 2000 and incorporated by reference.

(3) Filed with the Company's Current Report on Form 8-K, dated April 25, 2000 and incorporated by reference.

(4) Filed with the Company's Quarterly Report on Form 10-Q filed on November 16, 2009 for the period ended September 30, 2009 and incorporated by reference.

(5) Filed with the Company's Annual Report on Form 10-KSB filed on July 15, 1999 for the year ended March 31, 1999 and incorporated by reference.

(6) Filed with the Company Registration Statement on Form S-8 (File No. 333-164939) filed on February 17, 2010 and incorporated by reference.

(7) Filed with the Company's Annual Report on Form 10-KSB/A filed on September 10, 2004 for the year ended March 31, 2004 and incorporated by reference.

(8) Filed with the Company's Amendment No.2 to Registration Statement on Form SB-2 (File No. 333-117203) filed on October 28, 2004 and incorporated by reference.

(9) Filed with the Company's Annual Report on Form 10-KSB filed on July 14, 2005 for the year ended March 31, 2005 and incorporated by reference.

(10) Filed with the Company's Current Report on Form 8-K filed on September 12, 2005 and incorporated by reference.

(11) Filed with the Company's Current Report on Form 8-K filed on February 23, 2006 and incorporated by reference.

(12) Filed with the Company's Annual Report on Form 10-K filed on July 2, 2009 for the year ended March 31, 2009 and incorporated by reference.

(13) Filed with the Company's Current Report on Form 8-K dated July 25, 2008 and incorporated by reference.

(14) Filed with the Company's Current Report on Form 8-K dated July 31, 2008 and incorporated by reference.

(15) Filed with the Company's Current Report on Form 8-K dated August 12, 2008 and incorporated by reference.

(16) Filed with the Company's Current Report on Form 8-K dated December 19, 2008 and incorporated by reference.

(17) Filed with the Company's Current Report on Form 8-K dated January 2, 2009 and incorporated by reference.

(18) Filed with the Company's Current Report on Form 8-K dated January 20, 2009 and incorporated by reference.

(19) Filed with the Company's Annual Report on Form 10-KSB filed on July 13, 2007 for the year ended March 31, 2007 and incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of July, 2010.

                                  BY: /S/ JAMES A. JOYCE
                                      ----------------------------------
                                      JAMES A. JOYCE
                                      CHAIRMAN, CHIEF EXECUTIVE OFFICER
                                      AND ACTING CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                        TITLE                   DATE
--------------------------       ---------------------      -------------
/S/ JAMES A. JOYCE               CHAIRMAN OF THE BOARD      JULY 2, 2010
--------------------------
    JAMES A. JOYCE

/S/ FRANKLYN S. BARRY, JR.       DIRECTOR                   JULY 2, 2010
--------------------------
    FRANKLYN S. BARRY, JR.

/S/ EDWARD G. BROENNIMAN         DIRECTOR                   JULY 2, 2010
--------------------------
    EDWARD G. BROENNIMAN

/S/ RICHARD H. TULLIS            DIRECTOR                   JULY 2, 2010
--------------------------
    RICHARD H. TULLIS

                             AETHLON MEDICAL, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2010

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm ...................  F-2

Consolidated Balance Sheets................................................  F-3

Consolidated Statements of Operations......................................  F-4

Consolidated Statements of Stockholders' Deficit...........................  F-5

Consolidated Statements of Cash Flows...................................... F-23

Notes to Consolidated Financial Statements................................. F-25

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aethlon Medical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Aethlon Medical, Inc. and Subsidiaries (the "Company"), a development stage company, as of March 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended March 31, 2010 and for the period January 31, 1984 (Inception) through March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aethlon Medical, Inc. and Subsidiaries as of March 31, 2010 and 2009 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended March 31, 2010 and for the period January 31, 1984 (Inception) through March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations, is in default on certain debt agreements, has negative working capital of approximately $4,869,000 and a deficit accumulated during the development stage of approximately $42,761,000 at March 31, 2010. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the accompanying consolidated financial statements, effective April 1, 2009, the Company adopted new accounting guidance as codified within ASC 815-40, "Derivatives and Hedging Instruments - Contracts in Entities' Own Equity" relating to determining whether an instrument or embedded feature is indexed to a company's own stock.

/S/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

NEWPORT BEACH, CALIFORNIA
JUNE 30, 2010
                                      F-2

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                       ASSETS

                                                             March 31, 2010   March 31, 2009
                                                             -------------    --------------
CURRENT ASSETS
    Cash                                                     $       67,950   $        6,157
    Deferred financing costs                                         99,672               --
    Interest receivable                                               1,932               --
    Prepaid expenses                                                 10,139           37,011
                                                             --------------   --------------

TOTAL CURRENT ASSETS                                                179,693           43,168

NON-CURRENT ASSETS
    Note receivable                                                 300,000               --
    Property and equipment, net                                      15,182            2,603
    Patents, net                                                    142,340          138,417
    Deposits                                                          8,786           13,200
                                                             --------------   --------------

TOTAL ASSETS                                                 $      646,001          197,388
                                                             ==============   ==============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                 $      232,313   $      460,074
    Due to related parties                                          579,267          634,896
    Notes payable                                                   290,000          302,500
    Convertible notes payable, net of discounts                   1,631,999        2,069,720
    Derivative liabilities                                        1,054,716               --
    Accrued liquidated damages                                      493,000               --
    Other current liabilities                                       766,940          679,498
                                                             --------------   --------------

TOTAL CURRENT LIABILITIES                                         5,048,235        4,146,688

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIT
    Common stock, par value of $0.001; 250,000,000 shares
      authorized; 61,913,508 and 49,454,131 issued and
      outstanding at March 31, 2010 and 2009, respectively           61,914           49,455
    Additional paid-in capital                                   38,296,362       34,312,659
    Deficit accumulated during the development stage            (42,760,510)     (38,311,414)
                                                             --------------   --------------

TOTAL STOCKHOLDERS' DEFICIT                                      (4,402,234)      (3,949,300)
                                                             --------------   --------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $      646,001   $      197,388
                                                             ==============   ==============

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                 JANUARY 31, 1984
                                                                              (INCEPTION) THROUGH
                                                  2010            2009             MARCH 31, 2010
                                              ----------------------------------------------------
Grant income                                  $         --    $         --    $         1,424,012
Subcontract income                                      --              --                 73,746
Sale of research and development                        --              --                 35,810
                                              ----------------------------------------------------
                                                        --              --              1,533,568

OPERATING EXPENSES
   Professional fees                             1,087,707         848,790              8,880,166
   Payroll and related                           1,258,572       1,626,579             12,384,298
   General and administrative                      502,613         447,885              6,400,695
   Impairment                                           --              --              1,313,253
                                              ----------------------------------------------------
                                                 2,848,892       2,923,254             28,978,412
                                              ----------------------------------------------------
OPERATING LOSS                                  (2,848,892)     (2,923,254)           (27,444,844)

OTHER (INCOME) EXPENSE
Loss on extinguishment of debt                     341,984       1,604,715              3,710,566
Change in fair value of derivative liabilities    (178,723)       (213,903)             1,318,676
Interest expense                                 1,564,301       1,772,863              9,919,071
Interest income                                     (3,139)         (2,771)               (23,325)
Other                                                   --              --                390,678
                                              ----------------------------------------------------
                                                 1,724,423       3,160,904             15,315,666
                                              ----------------------------------------------------

NET LOSS                                      $ (4,573,315)   $ (6,084,158)   $       (42,760,510)
                                              ====================================================

Basic and diluted net loss per share          $      (0.08)   $      (0.14)
                                              =============================

Weighted average number of common
  shares outstanding - basic and diluted        56,618,667      42,948,049
                                              =============================

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                        DEFICIT
                                                                                    ACCUMULATED     TOTAL
                                          COMMON STOCK      ADDITIONAL   DEFERRED       DURING   STOCKHOLDERS'
                                     -------------------      PAID IN   CONSULTING  DEVELOPMENT     EQUITY
                                          SHARES    AMOUNT    CAPITAL      FEES         STAGE      (DEFICIT)
                                     ---------- ---------    ---------   ---------  -----------  -------------

Balance, January 31, 1984 (Inception)           --  $   --  $       --  $       --         $ --  $          --

Common stock issued for cash at $1
per share                                   22,000      22      26,502          --           --         26,524

Common stock issued for cash at $23
per share                                    1,100       1      24,999          --           --         25,000

Common stock issued for cash at $86
per share                                      700       1      59,999          --           --         60,000

Common stock issued for cash at $94
per share                                      160       1      14,999          --           --         15,000

Common stock issued for cash at $74
per share                                      540       1      39,999          --           --         40,000

Common stock issued for cash at $250
per share                                    4,678       5   1,169,495          --           --      1,169,500

Capital contributions                           --      --     521,439          --           --        521,439

Common stock issued for compensation
at $103 per share                            2,600       3     267,403          --           --        267,406

Conversion of due to related parties
to common stock at $101 per share            1,120       1     113,574          --           --        113,575

Conversion of due to related parties
to common stock at $250 per share            1,741       2     435,092          --           --        435,094

Effect of reorganization                 2,560,361   2,558      (2,558)         --           --             --

Common stock issued in connection with
employment contract at $8 per share         65,000      65     519,935          --           --        520,000

Common stock issued in connection with
the acquisition of patents at $8 per
share                                       12,500      13      99,987          --           --        100,000

Warrants issued to note holders in
connection with notes payable                   --      --     734,826          --           --        734,826

Warrants issued for services                    --      --       5,000          --           --          5,000

Net loss                                        --      --          --          --   (4,746,416)    (4,746,416)
                                        ----------  ------  ----------  ----------  -----------  -------------
BALANCE, MARCH 31, 2000                  2,672,500   2,673   4,030,691          --  (4 ,746,416)      (713,052)

Common stock and options issued
in connection with acquisition
of Cell Activation, Inc.
at $7.20 per share                          99,152      99   1,067,768          --           --      1,067,867

Warrants issued to note holders in
connection with notes payable                   --      --     218,779          --           --        218,779

Warrants issued to promoter in
connection with notes payable                   --      --     298,319          --           --        298,319

Beneficial conversion feature of
convertible notes payable                       --      --     150,000          --           --        150,000

Warrants issued to promoter in
connection with convertible notes
payable                                         --      --     299,106          --           --        299,106

Options issued to directors for
services as board members                       --      --      14,163          --           --         14,163

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

continued.........

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                        DEFICIT
                                                                                      ACCUMULATED      TOTAL
                                           COMMON STOCK      ADDITIONAL   DEFERRED      DURING      STOCKHOLDERS'
                                        --------------------    PAID IN   CONSULTING  DEVELOPMENT      EQUITY
                                         SHARES     AMOUNT     CAPITAL      FEES         STAGE        (DEFICIT)
                                        ----------  -------  -----------  ----------  ------------  -------------
Options and warrants issued for
services                                        --       --      505,400          --            --        505,400

Common stock issued for services at
$3 per share                                 5,500        5       16,495          --            --         16,500

Common stock issued for cash at $1
per share                                  100,000      100       99,900          --            --        100,000

Net loss                                        --       --           --          --    (4,423,073)    (4,423,073)
                                      ------------  -------  -----------  ----------  ------------  -------------
BALANCE, MARCH 31, 2001                  2,877,152  $ 2,877  $ 6,700,621  $       --  $ (9,169,489) $  (2,465,991)

Common stock, warrants and options
issued for accounts payable and
accrued liabilities                         21,750       22      243,353          --            --        243,375

Common stock issued for services at
$2.65 per share                              6,038        6       15,994          --            --         16,000

Common stock issued for cash at $1.00
per share, net of issuance costs of
$41,540 paid to a related party            730,804      731      688,533          --            --        689,264

Common stock issued for services at
$2.75 per share                             10,000       10       27,490          --            --         27,500

Common stock issued in connection with
license agreement at $3.00 per share         6,000        6       17,994          --            --         18,000

Common stock issued to holder of
convertible notes payable at $3.00
per share                                   70,586       71      211,687          --            --        211,758

Options issued to directors for
services as board members                       --       --        7,459          --            --          7,459

Common stock issued for cash at $1.50
per share, net of issuance costs
of $2,500                                   16,667       17       22,483          --            --         22,500

Beneficial conversion feature of
convertible notes payable                       --       --      185,000          --            --        185,000

Common stock issued for conversion of
convertible notes payable and accrued
interest at an average price of
$1.24 per share                            134,165      134      166,352          --            --        166,486

Common stock issued for services at
$2.72 per share                              9,651       10       26,240          --            --         26,250

Options issued to consultant for
services                                        --       --      562,000          --            --        562,000

Common stock and warrants for services
at $1.95 per share                          62,327       62      161,475          --            --        161,537

Common stock issued for services at
$1.90 per share                              9,198        9       17,491          --            --         17,500

Stock options exercised for cash           400,000      400      199,600          --            --        200,000

Warrants issued to note holders for
90-day forebearance                             --       --      118,000          --            --        118,000

Common stock and warrants issued to
note holders and vendors in the
debt-to-equity conversion program at
$1.25 per share                            816,359      816    1,623,635          --            --      1,624,451

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

continued.........

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                          DEFICIT
                                                                                       ACCUMULATED      TOTAL
                                           COMMON STOCK      ADDITIONAL    DEFERRED       DURING     STOCKHOLDERS'
                                         ------------------   PAID IN      CONSULTING  DEVELOPMENT      EQUITY
                                          SHARES    AMOUNT    CAPITAL        FEES         STAGE       (DEFICIT)
                                         ---------  -------  ------------  ----------  ------------  -------------
Other warrant transactions                      --       --       (32,715)        --             --        (32,715)

Net loss                                        --       --            --         --     (3,995,910)    (3,995,910)
                                         ---------- --------   -----------   --------     ---------- - ------------

BALANCE - MARCH 31, 2002                 5,170,697  $ 5,171  $ 10,962,692  $       --  $(13,165,399) $  (2,197,536)


Proceeds from the issuance of common
stock at $0.50 per share in connection
with the exercise of options               200,000      200        99,800          --            --        100,000

Interest expense related to beneficial
conversion feature                              --       --       150,000          --            --        150,000

Pro-rata value assigned to warrants
issued in connection with conversion of
accounts payable                                --       --        71,000          --            --         71,000

Pro-rata value assigned to warrants
issued in connection with note payable          --       --        30,000          --            --         30,000

Issuance of common stock at $1.25 per
share in connection with the conversion
of accounts payable                        150,124      150       187,505          --            --        187,655

Issuance of common stock at $1.25 per
share in connection with the conversion
of notes payable                           420,000      420       104,580          --            --        105,000

Estimated fair market value of options
issued for services                             --       --       114,000          --            --        114,000

Issuance of common stock at $0.25 per
share for cash                             461,600      462       114,938          --            --        115,400

Issuance of common stock at $0.26 per
share for cash                              19,230       19         4,981          --            --          5,000

Issuance of common stock at $1.25 per
share for cash                               8,000        8         9,992          --            --         10,000

Issuance of common stock at $0.65 per
share for services                          69,231       69        44,931          --            --         45,000

Issuance of common stock at $0.51 per
share for services                         196,078      196        99,804          --            --        100,000

Adjustment booked                               --       --      (100,000)         --       100,000             --

Net loss                                        --       --            --          --    (2,461,116)    (2,461,116)
                                         ---------  -------  ------------  ----------  ------------  -------------

BALANCE - MARCH 31, 2003                 6,694,960  $ 6,695  $ 11,894,223  $       --  $(15,526,515) $  (3,625,597)

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

continued.........

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                           DEFICIT
                                                                                         ACCUMULATED     TOTAL
                                          COMMON STOCK         ADDITIONAL    DEFERRED      DURING     STOCKHOLDERS'
                                        --------------------     PAID IN    CONSULTING   DEVELOPMENT     EQUITY
                                          SHARES    AMOUNT      CAPITAL       FEES          STAGE      (DEFICIT)
                                        ----------  --------  ------------  ----------  ------------  -------------
BALANCE - MARCH 31, 2003                 6,694,960  $  6,695  $ 11,894,223  $       --  $(15,526,515) $  (3,625,597)

Proceeds from the issuance of
common stock at $0.25 per share
in connection with the exercise
of warrants                                540,000       540       134,460          --            --        135,000

Issuance of common stock at $0.25
per share in connection with the
conversion of notes payable,
including interest of $15,099              300,397       300        74,799          --            --         75,099

Issuance of common stock at $0.35
per share in connection with the
conversion of notes payable,
including interest of $59,827              813,790       814       284,013          --            --        284,827

Issuance of common stock at $0.50
per share in connection with the
conversion of notes payable,
including interest of $509                  11,017        11         5,498          --            --          5,509

Issuance of common stock at $0.42
per share in connection with the
conversion of notes payable,
including interest of $696                  13,725        14         5,682          --            --          5,696

Issuance of common stock at $0.65
per share in connection with the
conversion of notes payable,
including interest of $5,088                27,059        27        17,561          --            --         17,588

Issuance of common stock at $0.25
per share in connection with the
conversion of notes payable,
including interest of $15,416              461,667       462       114,954          --            --        115,416

Issuance of common stock at $0.25
per share for cash                       1,226,000     1,226       305,274          --            --        306,500

Issuance of common stock at $0.30
per share for cash                         180,000       180        53,820          --            --         54,000

Issuance of common stock at $0.525
per share for cash                          40,000        40        20,960          --            --         21,000

Issuance of common stock at $1.125
per share for cash                           5,000         5         5,620          --            --          5,625

Issuance of common stock at $0.25
per share for services                      10,000        10         2,490          --            --          2,500

Issuance of common stock at $0.34
per share for services                      73,529        73        24,927          --            --         25,000

Issuance of common stock at $0.40
per share for services                      62,000        62        24,763          --            --         24,825

Issuance of common stock at $0.45
per share for services                     185,185       185        83,148          --            --         83,333

Issuance of common stock at $0.50
per share for services                       5,000         5         2,495          --            --          2,500

Interest expense related to beneficial
conversion feature                              --        --       324,800          --            --        324,800

Net loss                                        --        --            --          --    (1,518,798)    (1,518,798)
                                        ----------  --------  ------------  ----------  ------------  -------------
BALANCE - MARCH 31, 2004                10,649,329  $ 10,649  $ 13,379,487  $       --  $(17,045,313) $  (3,655,177)

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

continued.........

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                           DEFICIT
                                                                                        ACCUMULATED       TOTAL
                                             COMMON STOCK       ADDITIONAL   DEFERRED      DURING      STOCKHOLDERS'
                                        -------------------      PAID IN    CONSULTING  DEVELOPMENT       EQUITY
                                           SHARES    AMOUNT      CAPITAL       FEES         STAGE        (DEFICIT)
                                        ---------- ---------   -----------  ----------  ------------   -------------
BALANCE - MARCH 31, 2004                10,649,329  $ 10,649  $ 13,379,487  $       --  $ (17,045,313) $  (3,655,177)
Proceeds from the issuance of common
stock at $0.25 per share in connection
with the exercise of warrants            1,126,564     1,127       280,515          --             --        281,642

Issuance of common stock at $0.44 per
share for cash                           1,415,909     1,416       621,584          --             --        623,000

Issuance of common stock at $0.25 per
share for cash                              40,233        40         9,960          --             --         10,000

Issuance of common stock at $0.28 per
share for cash                              35,947        36         9,964          --             --         10,000

Issuance of common stock at $0.29 per
share for cash                              69,431        69        19,931          --             --         20,000

Issuance of common stock at $0.32 per
share for cash                              94,449        94        29,906          --             --         30,000

Issuance of common stock at $0.33 per
share for cash                              60,620        61        19,939          --             --         20,000

Issuance of common stock at $0.35 per
share for cash                             172,824       173        59,826          --             --         59,999

Issuance of common stock at $0.36 per
share for cash                             223,756       224        79,776          --             --         80,000

Issuance of common stock at $0.37 per
share for cash                             108,079       108        39,892          --             --         40,000

Issuance of common stock at $0.38 per
share for cash                              26,549        27         9,973          --             --         10,000

Issuance of common stock at $0.39 per
share for cash                              51,748        52        19,948          --             --         20,000

Issuance of common stock at $0.40 per
share for cash                              25,233        25         9,975          --             --         10,000

Issuance of common stock at $0.42 per
share for cash                             143,885       144        59,857          --             --         60,001

Issuance of common stock at $0.43 per
share for cash                              70,467        70        29,930          --             --         30,001

Issuance of common stock at $0.45 per
share for cash                              22,455        22         9,978          --             --         10,000

Issuance of common stock at $0.46 per
share for cash                              43,944        44        19,956          --             --         20,000

Issuance of common stock at $0.47 per
share for cash                             128,836       129        59,872          --             --         60,001

Issuance of common stock at $0.52 per
share for cash                              95,502        96        49,904          --             --         49,999

Issuance of common stock with warrants
at $0.36 per unit for cash                  55,556        56        19,944          --             --         20,000

Issuance of common stock at $0.27 per
share for cash                              90,000        90        24,210          --             --         24,300

Issuance of common stock at $0.50 per
share for cash                               3,000         3         1,497          --             --          1,500

Issuance of common stock to Fusion
Capital for "commitment" shares             50,000        50           (50)         --             --             --

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

continued.........

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                        DEFICIT
                                                                                      ACCUMULATED     TOTAL
                                               COMMON STOCK   ADDITIONAL   DEFERRED      DURING    STOCKHOLDERS'
                                             ------------------ PAID IN   CONSULTING  DEVELOPMENT     EQUITY
                                             SHARES   AMOUNT    CAPITAL       FEES       STAGE      (DEFICIT)
                                             -------  ------  ----------  ----------  -----------  -------------
Issuance of common stock to Fusion
Capital for fees                             418,604     419        (419)         --           --             --

Issuance of common stock at $0.34 per share
in connection with the conversion of notes
payable, including interest of $38,371       479,513     480     162,891          --           --        163,371

Issuance of common stock at $0.44 per
share in connection with the conversion
of notes payable                             113,636     114      49,886          --           --         50,000

Issuance of common stock at $0.25 per
share in connection with the conversion
of notes payable                              80,000      80      19,920          --           --         20,000

Issuance of common stock at $0.49 per
share in connection with the conversion
of notes payable                             174,606     175      85,382          --           --         85,557

Issuance of common stock at $1.75 per
share for services                            17,143      17      29,983          --           --         30,000

Issuance of common stock at $0.44 per
share for services                           265,273     265     116,455          --           --        116,720

Issuance of common stock at $0.70 per
share for services                            10,715      11       7,489          --           --          7,500

Issuance of common stock at $0.73 per
share for services                             6,850       7       4,993          --           --          5,000

Issuance of common stock at $0.55 per
share for services                            46,364      46      25,454          --           --         25,500

Issuance of common stock at $0.25 per
share for services                           165,492     165      41,208          --           --         41,373

Issuance of common stock at $0.45 per
share for services                            28,377      28      12,741          --           --         12,769

Issuance of common stock at $0.50 per
share for services for deferred
consulting services                           60,000      60      29,940     (30,000)          --             --

Issuance of common stock at $0.49 per
share for services                            25,087      25      12,318          --           --         12,343

Issuance of common stock at $0.45 per
share for services for deferred
consulting services                           66,666      67      29,933     (30,000)          --             --

Issuance of common stock at $0.37 per
share for services                            13,369      13       4,987          --           --          5,000

Issuance of common stock at $0.42 per
share for services                            19,231      19       7,981          --           --          8,000

Issuance of common stock at $0.39 per
share for services                            18,042      18       6,982          --           --          7,000

Issuance of common stock at $0.32 per
share for services                           162,678     163      52,382          --           --         52,545

Issuance of common stock at $0.31 per
share for services                            16,234      16       4,984          --           --          5,000

Issuance of common stock at $0.39 per
share for employee bonus                      22,500      22       8,754          --           --          8,776

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

continued.........

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MARCH 31, 2109 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                             DEFICIT
                                                                                           ACCUMULATED       TOTAL
                                            COMMON STOCK         ADDITIONAL    DEFERRED       DURING     STOCKHOLDERS'
                                          -------------------     PAID IN     CONSULTING   DEVELOPMENT      EQUITY
                                           SHARES      AMOUNT     CAPITAL        FEES         STAGE        (DEFICIT)
                                          ---------- ---------   -----------  ----------   ------------  ------------
Debt discount on debt issued with
detachable warrants                               --        --        84,000          --             --         84,000

Amortization of deferred consulting fees          --        --            --      30,000             --         30,000

Intrinsic value of options issued to
directors                                         --        --       424,262          --             --        424,262

Net loss                                          --        --            --          --     (2,096,951)    (2,096,951)
                                          ----------  --------  ------------  ----------  -------------  -------------
BALANCE - MARCH 31, 2005                  17,014,696  $ 17,015  $ 16,088,280  $  (30,000) $ (19,142,264) $  (3,066,969)

Issuance of common stock at $0.28 per
share for cash                                35,947        36         9,964          --             --         10,000

Issuance of common stock at $0.26 per
share for cash                                38,256        38         9,962          --             --         10,000

Issuance of common stock at $0.26 per
share for cash                                38,401        38         9,962          --             --         10,000

Issuance of common stock at $0.25 per
share for cash                               201,165       201        49,799          --             --         50,000

Issuance of common stock at $0.25 per
share for cash                                80,466        80        19,920          --             --         20,000

Issuance of common stock at $0.25 per
share for cash                                80,466        80        19,920          --             --         20,000

Issuance of common stock at $0.25 per
share for cash                                80,466        80        19,920          --             --         20,000

Issuance of common stock at $0.25 per
share for cash                                80,466        80        19,920          --             --         20,000

Issuance of common stock at $0.18 per
share for cash                               100,000       100        17,500          --             --         17,600

Issuance of common stock at $0.25 per
Share for cash                               301,744       302        74,698          --             --         75,000

Issuance of common stock at varied
prices for cash                            2,485,249     2,485       767,512          --             --        769,997

Issuance of common stock at $0.76 per
share for cash                               568,181       568       431,249          --             --        431,818

Issuance of common stock at $0.25 per
share in connection with the
conversion of notes payable,
including interest
of $4,564                                    140,000       140        34,860          --             --         35,000

Issuance of common stock at $0.20
per share in connection with the
conversion of convertible notes
payable, including
interest of $4,943                           174,716       175        34,768          --             --         34,943

Issuance of common stock at $0.31 per
share for services                             9,740        10         2,990          --             --          3,000

Issuance of common stock at $0.30 per
share for services                            25,134        25         7,475          --             --          7,500

Issuance of common stock at $0.25 per
share for services                            31,424        31         7,869          --             --          7,900

Issuance of common stock at $0.26 per
share for services                            19,084        19         4,981          --             --          5,000

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

continued.........

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                       DEFICIT
                                                                                     ACCUMULATED      TOTAL
                                          COMMON STOCK     ADDITIONAL   DEFERRED        DURING     STOCKHOLDERS'
                                       -----------------     PAID IN    CONSULTING   DEVELOPMENT      EQUITY
                                        SHARES    AMOUNT     CAPITAL       FEES         STAGE       (DEFICIT)
                                        -------   ------   ----------   ----------   -----------   -------------
Issuance of common stock at $0.25 per
share for services                       33,228       33        8,407           --            --           8,440

Issuance of common stock at $0.25 per
share for services                       24,000       24        5,976           --            --           6,000

Issuance of common stock at $0.26 per
share for services                       11,450       11        2,989           --            --           3,000

Issuance of common stock at $0.26 per
share for services                       19,084       19        4,981           --            --           5,000

Issuance of common stock at $0.26 per
share for services                       34,352       34        8,966           --            --           9,000

Issuance of common stock at $0.26 per
share for services                       11,450       11        2,989           --            --           3,000

Loss on settlement of accrued legal
liabilities                                  --       --      142,245           --            --         142,245

Issuance of common stock at $0.24 per
share for services                       12,605       13        2,987           --            --           3,000

Issuance of common stock at $0.24 per
share for services                       21,008       21        4,979           --            --           5,000

Issuance of common stock at $0.23 per
share for services                       21,739       22        4,978           --            --           5,000

Issuance of common stock at $0.23 per
share for services                       21,740       22        4,978           --            --           5,000

Issuance of common stock at $0.23 per
share for services                        2,155        2          498           --            --             500

Issuance of common stock at $0.23 per
share for services                       91,739       92       21,008           --            --          21,100

Issuance of common stock at $0.21 per
share for services                      175,755      176       37,084           --            --          37,260

Issuance of common stock at $0.23 per
share for services                       37,863       38        8,519           --            --           8,557

Issuance of common stock at $0.23 per
share for services                       21,368       21        4,979           --            --           5,000

Issuance of common stock at $0.21 per
share for services                       27,852       28        5,710           --            --           5,738

Issuance of common stock at $0.24 per
share for services                       21,186       21        4,979           --            --           5,000

Issuance of common stock at $0.22 per
share for services                       35,278       35        7,585           --            --           7,620

Issuance of common stock at $0.38 per
share for services                       13,298       13        4,987           --            --           5,000

Issuance of common stock at $0.38 per
share for services                       19,948       20        7,640           --            --           7,660

Issuance of common stock at $0.37 per
share for services                       97,662       98       36,037           --            --          36,135

Issuance of common stock at $0.25 per
share for services                      371,847      372       91,137           --            --          91,509

Issuance of common stock at $0.25 per
share for services                       73,964       74       18,128           --            --          18,202

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

continued.........

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                       DEFICIT
                                                                                    ACCUMULATED     TOTAL
                                            COMMON STOCK    ADDITIONAL   DEFERRED      DURING    STOCKHOLDERS'
                                           ---------------   PAID IN    CONSULTING  DEVELOPMENT     EQUITY
                                           SHARES   AMOUNT   CAPITAL      FEES        STAGE       (DEFICIT)
                                           -------  ------  ----------  ----------  -----------  -------------
Issuance of common stock at $0.29 per
share for services                          13,333      13       3,827          --           --          3,840

Issuance of common stock at $0.33 per
share for services                          15,060      15       4,985          --           --          5,000

Issuance of common stock at $0.24 per
share for services                         579,813     580     138,575          --           --        139,155

Issuance of common stock at $0.28 and
$0.33 per share for services                66,017      66      19,934          --           --         20,000

Issuance of common stock at $0.36 per
share for services                          13,889      14       4,986          --           --          5,000

Issuance of common stock at $0.33 per
share for services                           9,091       9       2,989          --           --          2,999

Issuance of common stock at $0.28 per
share for services                          10,563      11       2,991          --           --          3,001

Issuance of common stock at $0.33 per
share for services                         150,000     150      48,850     (49,000)          --             --

Issuance of common stock at $0.28 per
share for services                          35,714      36       9,964          --           --         10,000

Issuance of common stock at $0.33 per
share for services                          15,152      15       4,985          --           --          5,000

Issuance of common stock at $0.28 per
per share for services                      17,730      18       4,982          --           --          5,000

Issuance of common stock at $0.20 and
$0.37 per share for services                79,255      79      19,894          --           --         19,974

Issuance of common stock at $0.33 per
share for services                          33,333      33       9,967          --           --         10,000

Issuance of common stock at $0.39 per
share for services                         220,080     220      85,171          --           --         85,391

Issuance of common stock at $0.49 per
share for services                           7,275       7       3,543          --           --          3,550

Issuance of common stock at $0.34 per
share for services                          27,284      27       9,170          --           --          9,197

Issuance of common stock at $0.33 per
share for services                         158,046     158      51,997          --           --         52,155

Issuance of common stock at $0.20 per
share for services                         836,730     837     166,509          --           --        167,346

Issuance of cashless warrants              389,168     389        (389)         --           --             --

Conversion of accrued salaries to
employee stock options                          --      --     300,000          --           --        300,000

Debt discount on debt issued with
detachable warrants                             --      --     119,610          --           --        119,610

Interest expense related to beneficial
conversion feature                              --      --     222,375          --           --        222,375

Professional fees related to registration
statement                                       --      --     (76,732)         --           --        (76,732)

Amortization of deferred consulting
fees                                            --      --          --      34,083           --         34,083

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

continued.........

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                         DEFICIT
                                                                                       ACCUMULATED       TOTAL
                                          COMMON STOCK        ADDITIONAL    DEFERRED      DURING      STOCKHOLDERS'
                                       -------------------      PAID IN    CONSULTING  DEVELOPMENT       EQUITY
                                        SHARES     AMOUNT       CAPITAL       FEES         STAGE       (DEFICIT)
                                       ----------  --------  ------------  ----------  -------------  -------------
Reclassification of derivative
liabilities upon registration of
shares underlying
warrants                                       --        --     1,090,000          --             --      1,090,000

Net loss                                       --        --            --          --     (2,920,183)    (2,920,183)
                                       ----------  --------  ------------  ----------  -------------  -------------
BALANCE - MARCH 31, 2006               25,383,705  $ 25,380  $ 20,322,498   $ (44,917) $ (22,062,447) $  (1,759,484)
                                       ----------  --------  ------------  ----------  -------------  -------------
Issuance of common stock at varied
prices for cash                         2,649,773     2,650       794,097          --             --        796,747

Issuance of common stock at $0.18 per
share for cash                            555,556       556        99,444          --             --        100,000

Issuance of common stock at $0.30 per
share for cash                          1,333,333     1,333       398,667          --             --        400,000

Issuance of common stock at $0.24
per share in connection with the
conversion of notes payable,
including interest
of $18,750                                107,759       108        43,642          --             --         43,750

Issuance of common stock at $0.24 per
share for services                         33,058        33         7,967          --             --          8,000

Issuance of common stock at $0.25 per
share for services                        126,065       127        31,858          --             --         31,985

Issuance of common stock at $0.26 per
share for services                        156,485       156        40,349          --             --         40,505

Issuance of common stock at $0.27 per
share for services                         30,075        30         7,970          --             --          8,000

Issuance of common stock at $0.28 per
share for services                         43,819        44        12,256          --             --         12,300

Issuance of common stock at $0.29 per
share for services                         14,563        15         4,150          --             --          4,165

Issuance of common stock at $0.30 per
share for services                         18,454        19         5,531          --             --          5,550

Issuance of common stock at $0.31 per
share for services                         32,984        33        10,467          --             --         10,500

Issuance of common stock at $0.32 per
share for services                         52,722        53        17,947          --             --         18,000

Issuance of common stock at $0.34 per
share for services                         29,965        30         9,470          --             --          9,500

Issuance of common stock at $0.37 per
share for services                        132,765       133        48,725          --             --         48,858

Issuance of common stock at $0.40 per
share for services                          7,813         8         2,492          --             --          2,500

Issuance of common stock at $0.45 per
share for services                          3,363         3         1,497          --             --          1,500

Issuance of common stock at $0.47 per
share for services                         14,535        15         4,985          --             --          5,000

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

continued.........

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                              DEFICIT
                                                                                             ACCUMULATED       TOTAL
                                              COMMON STOCK          ADDITIONAL   DEFERRED      DURING      STOCKHOLDERS'
                                           ---------------------     PAID IN    CONSULTING   DEVELOPMENT       EQUITY
                                              SHARES     AMOUNT      CAPITAL       FEES        STAGE        (DEFICIT)
                                            ----------  --------  ------------  ----------  -------------  -------------
Issuance of common stock at $0.50 per
share for services                              35,601        36        17,765          --             --         17,801

Issuance of common stock at $0.51 per
share for services                              21,078        21        10,728          --             --         10,749

Issuance of common stock at $0.53 per
share for services                              20,127        20         8,980          --             --          9,000

Issuance of common stock at $0.55 per
share for services                               4,545         5         2,495          --             --          2,500

Issuance of common stock at $0.58 per
share for services                              17,332        17         9,983          --             --         10,000

Issuance of common stock at $0.59 per
share for services                               8,532         9         4,991          --             --          5,000

Issuance of common stock at $0.61 per
share for services                               4,934         5         2,995          --             --          3,000

Issuance of common stock at $0.79 per
share for services                              10,095         9         7,990          --             --          8,000

Issuance of common stock at $0.81 per
share for services                               3,086         3         2,497          --             --          2,500

Adjustment for issuance of
cashless warrants                             (144,099)     (140)          140          --             --             --

Issuance of commitment shares                1,050,000     1,050        (1,050)         --             --             --

Interest expense related to beneficial
conversion feature                                  --        --        50,000          --             --         50,000

Amortization of deferred consulting fees            --        --            --      44,917             --         44,917

Issuance of common stock for option
to obtain licensing rights
to cancer patent                                40,000        40        10,760          --             --         10,800

Stock compensation expense                          --        --        38,132          --             --         38,132

Issuance of common stock at $0.20 per
Share in settlement of
accrued liabilities                            114,130       114        22,997          --             --         23,111

Reclassification of derivative liabilities
upon registration of shares underlying
warrants                                            --        --    (1,090,000)         --             --     (1,090,000)

Net loss                                            --        --            --          --     (6,024,545)    (6,024,545)
                                            ----------  --------  ------------   ---------  -------------  -------------

BALANCE - MARCH 31, 2007                    31,912,153  $ 31,914  $ 20,963,419   $      --  $ (28,086,992) $  (7,091,660)
                                          ============  ========  ============   =========  =============  =============

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

continued.........

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                         DEFICIT
                                                                                       ACCUMULATED       TOTAL
                                          COMMON STOCK        ADDITIONAL    DEFERRED      DURING      STOCKHOLDERS'
                                       --------------------     PAID IN    CONSULTING  DEVELOPMENT       EQUITY
                                        SHARES      AMOUNT      CAPITAL        FEES       STAGE        (DEFICIT)
                                       ----------  --------  ------------  ----------  -------------  -------------
BALANCE - MARCH 31, 2007               31,912,153  $ 31,914  $ 20,963,419  $       --  $ (28,086,992) $  (7,091,660)
                                       ----------  --------  ------------  ----------  -------------  -------------
Issuance of common stock at $0.50 per
share for cash                          2,560,000     2,560     1,187,840          --             --      1,190,400

Issuance of common stock at $1.00 per
share for cash                            100,000       100        99,900          --             --        100,000

Issuance of common stock at $0.24 per
share for services                         71,045        71        16,980          --             --         17,051

Issuance of common stock at $0.48 per
share for services                         41,999        42        19,958          --             --         20,000

Issuance of common stock at $0.49 per
share for services                         13,017        13         6,399          --             --          6,413

Issuance of common stock at $0.50 per
share for services                         45,380        45        22,645          --             --         22,690

Issuance of common stock at $0.53 per
share for services                         75,000        75        39,675          --             --         39,750

Issuance of common stock at $0.57 per
share for services                          7,895         8         4,492          --             --          4,500

Issuance of common stock at $0.58 per
share for services                         36,487        36        21,164          --             --         21,200

Issuance of common stock at $0.60 per
share for services                        120,033       120        71,490          --             --         71,610

Issuance of common stock at $0.61 per
share for services                        103,106       103        62,791          --             --         62,894

Issuance of common stock at $0.63 per
share for services                         10,174        10         6,440          --             --          6,450

Issuance of common stock at $0.65 per
share for services                          4,601         5         2,995          --             --          3,000

Issuance of common stock at $0.68 per
share for services                         17,127        17        11,583          --             --         11,600

Issuance of common stock at $0.69 per
share for services                          7,246         7         4,993          --             --          5,000

Issuance of common stock at $0.76 per
share for services                         17,061        17        12,983          --             --         13,000

Issuance of common stock at $0.78 per
share for services                         19,179        19        14,981          --             --         15,000

Exercise of cashless warrants              49,414        49           (49)         --             --             --

Issuance of common stock for
option exercises by director              250,000       250        94,750          --             --         95,000

Common stock units issued under
renegotiation of
convertible notes                       2,149,582     2,150     5,390,514          --             --      5,392,664

Beneficial conversion feature on
convertible debt                               --        --        38,197          --             --         38,197

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

continued.........

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                          DEFICIT
                                                                                         ACCUMULATED      TOTAL
                                            COMMON STOCK       ADDITIONAL     DEFERRED      DURING     STOCKHOLDERS'
                                        --------------------    PAID IN     CONSULTING   DEVELOPMENT     EQUITY
                                          SHARES     AMOUNT     CAPITAL        FEES        STAGE        (DEFICIT)
                                        ----------  --------  ------------  ----------  -------------  -------------
Issuance of common stock in exchange
for licensing rights                        15,152        15         4,985          --             --          5,000

Stock compensation expense                      --        --       487,093          --             --        487,093

Issuance of common stock in connection
with the conversion of notes payable     1,365,500     1,366       279,782          --             --        281,148

Net loss                                        --        --            --          --     (4,140,264)    (4,140,264)
                                        ----------  --------  ------------  ----------  -------------  -------------

BALANCE - MARCH 31, 2008                38,991,151  $ 38,992  $ 28,866,000    $     --  $ (32,227,256) $  (3,322,264)
                                        ----------  --------  ------------  ----------  -------------  -------------
Issuance of common stock at $0.59 per
share for services                          10,170        10         5,990          --             --          6,000

Issuance of common stock under
licensing agreement                         10,849        11         5,739          --             --          5,750

Issuance of common stock at $0.45 per
share for services                           6,667         7         2,993          --             --          3,000

Issuance of common stock at $0.50 per
share for cash                           1,000,000     1,000       499,000          --             --        500,000

Issuance of common stock in connection
with the conversion of notes payable       232,033       232        39,093          --             --         39,325

Issuance of common stock at $0.41 per
share for services                          25,610        26        10,474          --             --         10,500

Issuance of common stock in connection
with the conversion of accounts
payable due to related parties           1,015,050     1,015       331,264          --             --        332,279

Issuance of common stock in connection
with the payment of interest and
damages to convertible noteholders         966,750       967       472,741          --             --        473,708

Issuance of common stock at $0.45 per
share for legal services                   110,138       110        49,452          --             --         49,562

Issuance of common stock at $0.40 per
share for services                          38,150        38        15,222          --             --         15,260

Issuance of common stock at $0.50 per
Share under warrant exercises              770,000       770       191,730          --             --        192,500

Issuance of common stock at $0.50 per
share under warrant exercises              200,000       200        49,800          --             --         50,000

Issuance of common stock at $0.19 per
share for legal services                    98,684        99        18,651          --             --         18,750

Issuance of common stock at $0.28 per
share for legal services                    59,950        60        16,546          --             --         16,606

Issuance of common stock at $0.25 per
share for cash                             700,000       700       165,550          --             --        166,250

Issuance of common stock at $0.25 per
share for legal services                   338,099       338        83,950          --             --         84,288

Record warrant expense on the issuance
of units for accrued interest                   --        --       425,680          --             --        425,680

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

 continued.........

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                            DEFICIT
                                                                                          ACCUMULATED      TOTAL
                                             COMMON STOCK       ADDITIONAL    DEFERRED       DURING     STOCKHOLDERS'
                                         --------------------    PAID IN     CONSULTING   DEVELOPMENT      EQUITY
                                           SHARES     AMOUNT     CAPITAL        FEES         STAGE        (DEFICIT)
                                         ----------  --------  ------------  ----------  -------------  -------------

Record warrants and discount on
Convertible notes                                --        --       163,402          --             --        163,402

Issuance of common stock at $0.25 per
share for services                           23,636        24         5,976          --             --          6,000

Issuance of common stock at $0.26 per
share for services                           77,192        77        19,993          --             --         20,070

Issuance of common stock at $0.26 per
share for services                           35,000        35         8,365          --             --          8,400

Issuance of common stock at $0.33 per
share for services                           15,337        15         4,985          --             --          5,000

Reclass remainder of derivative
liability to additional paid-in
capital due to registration of warrants          --        --       419,192          --             --        419,192

Estimated value of equity instruments
granted in debt restructuring                    --        --       711,541          --             --        711,541

Issuance of common stock at $0.15 per
share for cash                            1,320,000     1,320       200,610          --             --        201,930

Issuance of common stock at $0.21 per
share for services                           38,810        39         8,111          --             --          8,150

Issuance of common stock at $0.17 per
share for services                           67,059        67        11,333          --             --         11,400

Issuance of common stock under
licensing agreement                          23,566        24         5,726          --             --          5,750

Issuances of common stock under
conversions of notes payable              2,569,727     2,570       680,212          --             --        682,782

Issuance of common stock at $0.19 per
share for services                           28,947        27         5,471          --             --          5,498

Issuance of common stock at $0.17 per
share for services                           78,743        79        13,701          --             --         13,780

Issuance of common stock at $0.17 per
share for services                           53,706        54         9,076          --             --          9,130

Issuance of common stock in
connection with the payment of
interest to convertible
noteholders                                 168,750       169        30,206          --             --         30,375

Issuance of common stock at $0.17 per
share for services                           50,000        50         8,450          --             --          8,500

Issuance of common stock at $0.17 per
share for services                           33,333        33         5,467          --             --          5,500

Issuance of common stock at $0.20 per
share for legal services                     63,369        63        12,412          --             --         12,475

Issuance of common stock at $0.19 per
share for services                           28,947        29         5,471          --             --          5,500

Stock-based compensation expense            204,708       205       733,084          --             --        733,289

Net loss                                         --        --            --          --     (6,084,158)    (6,084,158)
                                         ----------  --------  ------------  ----------  -------------  -------------

BALANCE - MARCH 31, 2009                 49,454,131  $ 49,455  $ 34,312,659  $       --  $ (38,311,414) $  (3,949,300)
                                         ----------  --------  ------------  ----------  ------------- --------------

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

continued.........

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                           DEFICIT
                                                                                         ACCUMULATED     TOTAL
                                            COMMON STOCK      ADDITIONAL    DEFERRED        DURING    STOCKHOLDERS'
                                         -----------------      PAID IN    CONSULTING    DEVELOPMENT     EQUITY
                                           SHARES  AMOUNT       CAPITAL       FEES          STAGE      (DEFICIT)
                                         --------- -------    ----------   ----------    -----------  ------------
Issuance of common stock at $0.17 per
Share for services                          71,519      72        12,086           --             --        12,158

Issuances of common stock under
conversions of notes payable             1,688,211   1,688       261,790           --             --       263,478

Issuance of common stock at $0.18 per
share under warrant exercise               555,556     556        99,444           --             --       100,000

Issuance of common stock per share at
$0.22 per share for investor
relations services                         490,000     490       108,210           --             --       108,700

Issuance of common stock at $0.22 per
share for services                          25,000      25         5,475           --             --         5,500

Issuance of common stock at $0.23 per
share for services                          32,935      33         7,542           --             --         7,575

Issuance of common stock at $0.22 per
share for services                          12,372      12         2,648           --             --         2,660

Issuance of common stock at $0.19 per
share for cash                              80,000      80        15,120           --             --        15,200

Issuance of common stock at $0.18 per
share for services                          43,021      43         7,701           --             --         7,744

Issuance of common stock at $0.20 per
share for services                          70,870      71        14,429           --             --        14,500

Issuance of common stock at $0.24 per
share for services                          22,817      23         5,477           --             --         5,500

Issuances of common stock under
conversions of notes payable               878,059     878       138,378           --             --       139,256

Issuance of common stock at $0.23 per
share for services                          13,043      13         2,987           --             --         3,000

Issuance of common stock at $0.28 per
share for services                          10,714      11         2,989           --             --         3,000

Issuance of common stock at $0.19 per
share for services                          51,118      51         9,662           --             --         9,713

Issuance of common stock at $0.25 per
share for services                          22,000      22         5,478           --             --         5,500

Issuance of common stock at $0.22 per
share for services                          34,602      35         7,578           --             --         7,613

Issuance of common stock at $0.24 per
share for services                          40,104      40         9,585           --             --         9,625

Issuance of common stock at $0.24 per
share for services                          22,917      23         5,477           --             --         5,500

Issuance of common stock at $0.24 per
share for services                          20,500      21         4,899           --             --         4,920

Issuance of common stock at $0.22 per
share for services                          57,055      57        12,495           --             --        12,552

Issuance of common stock at $0.24 per
share for services                          22,917      23         5,477           --             --         5,500

Issuance of common stock at $0.23 per
share for services                          23,000      23         5,267           --             --         5,290

Issuance of common stock at $0.22 per
share for services                          48,106      48        10,535           --             --        10,583

Issuance of common stock at $0.34 per
share for services                          16,176      16         5,484           --             --         5,500

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

continued.........

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                           DEFICIT
                                                                                         ACCUMULATED     TOTAL
                                            COMMON STOCK       ADDITIONAL   DEFERRED        DURING    STOCKHOLDERS'
                                        ------------------      PAID IN    CONSULTING    DEVELOPMENT     EQUITY
                                          SHARES    AMOUNT      CAPITAL       FEES          STAGE      (DEFICIT)
                                        --------- ---------   ----------- ----------    ------------- ------------
Issuances of common stock under
conversions of notes payable               779,956     780        142,732          --             --       143,512

Issuances of common stock under
conversions of notes payable               518,649     519        100,047          --             --       100,566

Issuance of common stock at $0.30 per
share for services                          18,333      18          5,482          --             --         5,500

Issuance of common stock at $0.28 per
share for services                          51,971      52         14,448          --             --        14,500

Issuance of common stock at $0.34 per
share for services                          11,647      12          3,948          --             --         3,960

Issuance of common stock at $0.28 per
share for services                          19,643      20          5,480          --             --         5,500

Issuance of common stock at $0.26 per
share for services                          21,154      21          5,479          --             --         5,500

Issuance of common stock at $0.28 per
share for services                          14,143      14          3,946          --             --         3,960

Issuance of common stock at $0.24 per
share for services                          22,917      23          5,477          --             --         5,500

Issuance of common stock at $0.22 per
share for services                          36,094      36          7,905          --             --         7,941

Issuance of common stock at $0.27 per
share for services                          20,370      20          5,480          --             --         5,500

Issuance of common stock at $0.24 per
share for services                          16,000      16          3,824          --             --         3,840

Issuance of common stock at $0.28 per
share for services                          19,784      20          5,480          --             --         5,500

Issuance of common stock at $0.25 per
share for services                          12,000      12          2,988          --             --         3,000

Issuance of common stock at $0.25 per
share as grant to research institute       100,000     100         24,900          --             --        25,000

Issuance of common stock at $0.22 per
share for services                         319,033     319         69,868          --             --        70,187

Issuance of common stock at $0.25 per
share for services                          22,088      22          5,478          --             --         5,500

Issuance of common stock at $0.22 per
share for services                          37,585      38          8,231          --             --         8,269

Issuances of common stock under
conversions of notes payable             2,511,264   2,511        478,786          --             --       481,297

Issuance of common stock at $0.26 per
share for services                          15,231      15          3,945          --             --         3,960

Issuance of common stock at $0.47 per
share for services                          11,702      12          5,488          --             --         5,500

Issuances of common stock under
conversions of notes payable               117,759     117         38,478          --             --        38,595

Issuance of common stock at $0.39 per
share for services                          14,103      14          5,486          --             --         5,500


--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

continued.........

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                           DEFICIT
                                                                                         ACCUMULATED     TOTAL
                                            COMMON STOCK       ADDITIONAL   DEFERRED       DURING     STOCKHOLDERS'
                                       -------------------      PAID IN    CONSULTING    DEVELOPMENT     EQUITY
                                        SHARES    AMOUNT        CAPITAL       FEES          STAGE      (DEFICIT)
                                       ---------- ---------   -----------  ----------    -----------  ------------
Issuance of common stock at $0.36 per
share for services                          89,397      89         32,362          --             --        32,451

Issuance of common stock at $0.35 per
share for services                          19,688      20          6,871          --             --         6,891

Issuance of common stock at $0.37 per
share for services                          15,068      15          5,485          --             --         5,500

Issuance of common stock at $0.40 per
share for services                           9,900      10          3,950          --             --         3,960

Issuance of common stock at $0.30 per
share for services                          50,313      50         15,044          --             --        15,094

Issuance of common stock at $0.30 per
share for services                         114,066     114         34,106          --             --        34,220

Issuance of common stock at $0.32 per
share for services                          17,188      17          5,483          --             --         5,500

Issuance of common stock at $0.35 per
share for services                          11,314      11          3,949          --             --         3,960

Issuance of common stock at $0.30 per
share for services                          18,333      18          5,482          --             --         5,500

Issuances of common stock under
conversions of notes payable               280,000     280         69,720          --             --        70,000

Issuances of common stock under
conversions of notes payable               211,665     212         42,121          --             --        42,333

Issuance of common stock under licensing
agreement at $0.31 per share                36,683      37         11,463          --             --        11,500

Issuance of common stock at $0.38 per
share for services                          14,474      14          5,486          --             --         5,500

Issuance of common stock in
connection with the payment of
interest to convertible
noteholders                                731,251     731        487,504          --             --       488,235

Issuance of common stock at $0.30 per
share for services                          13,200      13          3,947          --             --         3,960

Issuance of common stock at $0.35 per
share for services                          15,714      16          5,484          --             --         5,500

Issuance of common stock at $0.32 per
share for services                          45,886      46         14,454          --             --        14,500

Issuance of common stock at $0.32 per
share for services                          17,188      17          5,483          --             --         5,500

Issuances of common stock under
conversions of accrued expenses             29,878      30          8,933          --             --         8,963

Issuance of common stock at $0.35 per
share for services                          11,314      11          3,949          --             --         3,960

Issuance of common stock at $0.33 per
share for services                          16,667      17          5,483          --             --         5,500

Issuance of common stock at $0.32 per
share for services                           9,059       9          2,908          --             --         2,917

Issuances of common stock under
conversions of notes payable             1,444,185   1,445        351,114          --             --       352,559


--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

continued.........

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                              DEFICIT
                                                                                            ACCUMULATED      TOTAL
                                            COMMON STOCK          ADDITIONAL   DEFERRED        DURING     STOCKHOLDERS'
                                        -------------------        PAID IN    CONSULTING    DEVELOPMENT      EQUITY
                                          SHARES      AMOUNT       CAPITAL       FEES          STAGE       (DEFICIT)
                                        ----------  ---------   ------------ -----------    -----------   -------------
Issuance of common stock at $0.40 per
share for services                          82,678         83         32,988          --             --         33,071

Issuance of common stock at $0.42 per
share for services                          13,095         13          5,487          --             --          5,500

Issuance of common stock at $0.35 per
share for services                          11,065         11          3,906          --             --          3,917

Issuance of common stock at $0.34 per
share for services                          11,647         12          3,948          --             --          3,960

Issuance of common stock at $0.37 per
share for services                          20,929         21          7,723          --             --          7,744

Issuance of common stock at $0.38 per
share for services                          14,474         14          5,486          --             --          5,500

Issuance of common stock at $0.36 per
share for services                           8,125          8          2,909          --             --          2,917

Issuance of common stock at $0.34 per
share for services                          10,895         11          3,739          --             --          3,750

Issuance of warrants and recording
discount on convertible notes                   --         --        933,985          --             --        933,985

Issuance of warrants upon conversion
of debt into common stock                       --         --         31,549          --             --         31,549

Stock-based compensation expense                --         --        504,933          --             --        504,933

Cumulative effect of change in
  accounting principle                          --         --       (403,320)         --        124,219       (279,101)

Net loss                                        --         --             --          --     (4,573,315)    (4,573,315)
                                        ----------   --------   ------------   ---------   -------------  -------------

BALANCE - MARCH 31, 2010                61,913,508   $ 61,914   $ 38,296,362    $     --   $(42,760,510)  $ (4,402,234)
                                        ----------   --------   ------------   ---------   -------------  -------------

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
       FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010
--------------------------------------------------------------------------------

                                                                                               January 31, 1984
                                                                                                  (Inception)
                                                                                                    Through
                                                                   2010              2009        March 31, 2010
                                                                ------------------------------------------------
Cash flows from operating activities:
   Net loss                                                     $ (4,573,315)     $ (6,084,158)    $(42,760,510)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                13,653            16,281        1,058,877
         Amortization of deferred consulting fees                         --                --          109,000
         Gain on settlement of debt                                       --                --         (131,175)
         Loss on debt extinguishment and on issuance of
         units for accrued interest and damages                      341,984         1,604,715        3,710,566
         Loss on settlement of accrued legal liabilities                  --                --          142,245
         Gain on sale of property and equipment                           --                --          (13,065)
         Change in estimated fair value of derivative liabilities   (178,723)         (213,903)       1,318,676
         Fair market value of warrants issued in connection
           with accounts payable and debt related costs                   --                --        2,715,736
         Fair market value of equity instruments issued for
         services, grants and accrued interest                       665,771           334,870        4,812,714
         Amortization of discount associated with warrants
           issued upon conversion of debt                             31,549                --           31,549
         Stock based compensation                                    504,933           733,289        2,187,709

        Amortization of debt discount and deferred
           financing costs                                           627,060         1,517,132        4,625,842
        Impairment of patents and patents pending                         --                --          416,026
        Impairment of goodwill                                            --                --          897,227
        Deferred compensation forgiven                                    --                --          217,223

        Changes in operating assets and liabilities:
           Prepaid expenses                                           26,872            (3,452)         181,357
           Other assets                                                2,483                --          (10,718)
           Accounts payable and accrued liabilities                  615,845           309,695        3,115,011
           Due to related parties                                    (55,629)            8,143        1,230,078
                                                                ------------------------------------------------

   Net cash used in operating activities                          (1,977,517)       (1,777,388)     (16,145,631)
                                                                ------------------------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                               (17,068)           (1,407)        (289,918)
   Patents and patents pending                                       (13,087)          (10,419)        (400,430)
   Proceeds from the sale of property and equipment                       --                --           17,065
   Cash of acquired company                                               --                --           10,728
                                                                ------------------------------------------------

   Net cash used in investing activities                             (30,155)          (11,826)        (662,555)
                                                                ------------------------------------------------

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

continued.........

--------------------------------------------------------------------------------
                             AETHLON MEDICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2010 AND 2009 AND
 FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2010 (CONTINUED)
--------------------------------------------------------------------------------

                                                                                            January 31, 1984
                                                                                              (Inception)
                                                                                                Through
                                                                  2010           2009        March 31, 2010
                                                              ----------------------------------------------
Cash flows from financing activities:
     Net proceeds from the issuance of notes payable                    --             --          2,350,000
     Principal repayments of notes payable                         (24,000)            --           (376,500)
     Proceeds from the issuance of convertible notes payable     1,978,265        430,000          4,546,265
     Net proceeds from the issuance of common stock                115,200      1,110,680         10,433,102
     Professional fees related to registration statements               --             --            (76,731)
                                                              ------------   ------------   ----------------

     Net cash provided by financing activities                   2,069,465      1,540,680         16,876,136
                                                              ------------   ------------   ----------------

Net increase (decrease) in cash                                     61,793      (248,534)             67,950

Cash at beginning of period                                          6,157        254,691                 --
                                                              ------------   ------------   ----------------

Cash at end of period                                         $     67,950   $      6,157   $         67,950
                                                              ============   ============   ================
Supplemental disclosure of cash flow information
 - Cash paid during the period for:
          Interest                                            $         --   $         --   $        266,975
                                                              ============   ============   ================
          Income taxes                                        $         --   $         --   $         13,346
                                                              ============   ============   ================
Supplement schedule of noncash investing and
 financing activities:

Conversion of debt, accrued liabilities and
  accrued interest to common stock                            $  1,640,559   $    722,106   $      5,159,751
                                                              ============   ============   ================
Stock option exercise by director for accrued expenses        $         --   $         --   $         95,000
                                                              ============   ============   ================
Conversion of amounts due to officers and
   directors into common stock                                $         --   $    332,279   $        332,279
                                                              ============   ============   ================
Debt discount on notes payable associated with
   detachable  warrants                                       $  1,867,973   $    150,095   $      3,172,928
                                                              ============   ============   ================
Issuance of common stock, warrants and options in
   settlement of accrued expenses and due to related
   parties                                                    $         --   $         --   $      1,003,273
                                                              ============   ============   ================
Reclassification of derivative liability to
   additional paid-in capital                                 $         --   $    419,192   $        419,192
                                                              ============   ============   ================
Additional convertible debt issued in connection with
   debt restructuring                                         $         --   $    573,211   $        573,211
                                                              ============   ============   ================
Issuance of common stock in connection with license
   agreements                                                 $         --   $         --   $         18,000
                                                              ============   ============   ================
Issuance of note receivable in connection with
   convertible debt financing                                 $    300,000   $         --   $        300,000
                                                              ============   ============   ================
Net assets of entities acquired in exchange for equity
   securities                                                 $         --   $         --   $      1,597,867
                                                              ============   ============   ================
Debt placement fees paid by issuance of warrants              $         --   $     13,307   $        856,845
                                                              ============   ============   ================
Patent pending acquired for 12,500 shares of common stock     $         --   $         --   $        100,000
                                                              ============   ============   ================
Common stock issued for prepaid expenses                      $         --   $         --   $        161,537
                                                              ============   ============   ================
Licensing rights acquired with common stock issuance          $     11,500   $     11,500   $         38,800
                                                              ============   ============   ================

--------------------------------------------------------------------------------
        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

Hemex, Inc. is dormant and Aethlon, Inc., Syngen Research, Inc. and Cell Activation, Inc. were dormant and were dissolved effective November 25, 2009. In December 2009, we formed Exosome Sciences, Inc. to conduct our future cancer-related activities. Intercompany balances have been eliminated in consolidation.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred continuing losses from operations, is in default on certain debt agreements, has negative working capital of approximately $4,869,000, recurring losses from operations and a deficit accumulated during the development stage of approximately $42,761,000 at March 31, 2010, which among other matters, raises substantial doubt about its ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. The Company intends to fund operations, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2011 through debt and/or equity financing arrangements.

The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes that its cash on hand and funds expected to be received from additional private investment will be sufficient to meet its liquidity needs for fiscal 2011. However, no assurance can be given that the Company will receive any funds in addition to the funds it has received to date.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, realization of long-lived assets, valuation of derivative liabilities, estimating fair value associated with debt and equity transactions and valuation of deferred tax assets. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Accounting standards define "cash and cash equivalents" as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of our cash, accounts payable and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the note receivable approximates its fair value due to the short maturity of the note and as the interest rate approximates current market interest rates for similar instruments. Derivative liabilities recorded in connection with the embedded conversion feature of certain convertible notes payable (See Note 5) are reported at their estimated fair value, with changes in fair value being reported in results of operations.

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

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at two financial institutions in checking accounts and related cash management accounts. In October 2008, the Federal Deposit Insurance Corporation ("FDIC") increased the maximum level of deposit insurance at financial institutions from $100,000 to $250,000. Our cash balances were below such insured amounts at both March 31, 2010 and 2009.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to five years. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss included in the consolidated statements of operations.

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the fiscal years ended March 31, 2010 and 2009.

LOSS PER SHARE

Basic loss per share is computed by dividing net income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued, and if the additional common shares were dilutive. As we had net losses for all periods presented, basic and diluted loss per share are the same, and additional common stock equivalents have been excluded as their effect would be antidilutive.

The potentially dilutive common shares outstanding for the fiscal years ended March 31, 2010 and 2009, which include shares underlying outstanding stock options, warrants and convertible debentures were 53,669,525 and 45,827,651, respectively.

SEGMENTS

We currently operate in one segment, and accordingly, no additional segment related disclosures are required.

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

STOCK-BASED COMPENSATION

Employee stock options and rights to purchase shares under stock participation plans are accounted for under the fair value method. Accordingly, share-based compensation is measured when all granting activities have been completed, generally the grant date, based on the fair value of the award. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the OTCBB on the date of grant. Compensation cost recognized by the Company includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of the then current accounting standards, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of subsequent accounting standards. We use a Binomial Lattice option pricing model for estimating fair value of options granted.

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the years ended March 31, 2010 and 2009:

                                           March 31, 2010       March 31, 2009
                                           --------------       --------------
Stock Option Expense                       $      504,933       $      679,924
Direct Stock Grants                                    --               53,365
                                           --------------       --------------
Total Stock-Based Compensation Expense     $      504,933       $      733,289
                                           ==============       ==============

Basic and diluted loss per common share    $        (0.01)      $        (0.02)
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

                            AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK-BASED COMPENSATION, CONTINUED

c) For any transactions not meeting the criteria in (a) or (b) above, we re-measure the consideration at each reporting date based on its then current stock value.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2010 was insignificant.

PATENTS

Patents include both foreign and domestic patents. There were several patents pending at March 31, 2010. We capitalize the cost of patents and patents pending, some of which were acquired, and amortize such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. The unamortized costs of patents and patents pending is written off when we determine there is no future benefit to those assets.

STOCK PURCHASE WARRANTS ISSUED WITH NOTES PAYABLE

We granted warrants in connection with the issuance of certain notes payable. The relative estimated fair value of such warrants represents a discount from the face amount of the notes payable. Accordingly, the relative estimated fair value of the warrants in those certain transactions where the warrants qualified for equity classification has been recorded in the consolidated financial statements as a discount from the face amount of the notes. The discount is amortized using the effective interest method over the respective term of the related notes payable.

DERIVATIVE LIABILITIES AND CLASSIFICATION

We evaluate free-standing derivative instruments (or embedded derivatives) to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

On April 1, 2009 we adopted guidance issued by the FASB that requires us to apply a two-step model in determining whether a financial instrument or an embedded conversion feature is indexed to our own stock and thus enables it to qualify for equity classification. We have identified several convertible debt agreements in which the embedded conversion feature contains certain provisions that may result in an adjustment of the conversion price, which results in the failure of the embedded conversion feature to be considered to be indexed to our stock. As a result of the adoption of this guidance, the estimated fair value of the embedded conversion feature (See SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS section) was recorded as a derivative liability (at the date of issuance), and a cumulative effect adjustment was recorded to our accumulated deficit. In addition, we have re-measured the fair value of such derivative liability quarterly and as of March 31, 2009 and 2010 and have recorded the change in the fair value for the fiscal years ended March 31, 2009 and 2010 in other expense (income) in the accompanying consolidated statement of operations.

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable (see Note 5) provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). The estimated intrinsic fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are accreted to interest expense over the term of the notes using the effective interest method.

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

REGISTRATION PAYMENT ARRANGEMENTS

We have registration payment arrangements associated with convertible notes related to the registration of warrants and the common stock underlying the convertible notes. These warrants have lives extending through 2016. The terms of certain of the arrangements do not provide for a maximum potential amount of consideration.

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

However, the above referenced registration statement ceased being effective in July 2009. As a result, as of March 31, 2010, we have accrued estimated liquidated damages in the aggregate amount of $493,400, which represents amounts owed through March 31, 2010, plus the additional estimated amounts that will be owed through August 2010, at which time we expect to have an effective registration statement back on file with the Securities and Exchange Commission ("SEC"). The actual amount of liquidated damages owed may differ from our estimates. We also intend to negotiate the amount of liquidated damages due and, as such, the ultimate amounts we may actually pay may be less than the amount currently accrued.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred approximately $525,000 and $648,000 of research and development expenses for the years ended March 31, 2010 and 2009, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidate financial statements.

CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE

Effective April 1, 2009, the Company adopted new accounting guidance as codified within Accounting Standards Codification ("ASC") 815-40, "Derivatives and Hedging Instruments - Contracts in Entities' Own Equity" relating to determining whether an instrument or embedded feature is indexed to a company's own stock. The adoption of this new accounting guidance standard's requirements can affect the accounting for warrants or convertible debt that contain provisions that protect holders from a decline in the stock price (or "down-round" protection). For example, warrants with such provisions will no longer be recorded in equity. Down-round protection provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. We evaluated whether convertible debt or warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise or conversion price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a "fixed-for-fixed" option. We determined that our warrants do not contain such protective features. However, we determined that we have several convertible debt agreements in which the terms provide for a possible adjustment to the conversion price, and as such, the embedded conversion feature fails to be indexed solely to our stock under this new accounting guidance. As a result of the adoption of this standard, we classified the estimated fair value of the embedded conversion feature of the convertible debt agreement described above, which was determined to be $279,101, as a derivative liability on April 1, 2009 and recorded a cumulative effect adjustment to retained earnings (accumulated deficit) of $124,219 based on the difference between amounts recognized at the date of issuance and April 1, 2009.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued a new accounting standard which provides guidance related to the FASB ASC and the Hierarchy of Generally Accepted Accounting Principles. The new accounting standard stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The new accounting standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard during the quarter ended September 30, 2009 did not have a material impact on our statements of operations or financial position.

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

In May 2009, the FASB issued a new accounting standard related to subsequent events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The new accounting standard distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. The new accounting standard is effective for interim and annual periods after June 15, 2009. We adopted the new accounting standard for the quarter ended June 30, 2009.

The Sarbanes-Oxley Act of 2002 ("the Act") introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we were only required to issue our management report on internal control over financial reporting in our annual report on Form 10-K for the fiscal year ended March 31, 2009. Based on current SEC requirements, we will be required to have our independent registered public accounting firm attest to the effectiveness of internal controls over financial reporting for our fiscal year ending March 31, 2011.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which was subsequently codified within ASC 825, ("ASC 825"). ASC 825 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. ASC 825 is effective for fiscal years beginning after November 15, 2007. We have not yet elected to use the fair value option, and as such, our adoption of ASC 825 as of April 1, 2008 did not have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

FAIR VALUE MEASUREMENTS

We follow FASB ASC 820, "FAIR VALUE MEASUREMENTS AND DISCLOSURES" in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The guidance applies to our derivative liabilities.

FASB ASC 820 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

      Level 1: Quoted market prices in active markets for identical assets or liabilities.

      Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

      Level 3: Unobservable inputs that are not corroborated by market data.

                                                  Fair Value Measurements at Reporting Date Using
                                             ---------------------------------------------------------
                                                 Quoted Prices        Significant
                                                      in                 Other
                                               Active Markets for     Observable        Significant
                                 March 31,      Identical Assets        Inputs          Unobservable
Description                        2010           (Level 1)            (Level 2)      Inputs (Level 3)
-------------------------    -------------   -------------------   ----------------   ----------------
Derivative Liabilities       $          --   $                --   $             --   $      1,054,716
                             -------------   -------------------   ----------------   ----------------
Total Assets                 $          --   $                --   $             --   $      1,054,716
                             =============   ===================   ================   ================

We had no derivative liabilities at March 31, 2009.

The fair value of our derivative liabilities is determined based on observable market based inputs or unobservable inputs that are corroborated by market data, which is a Level 3 classification.

The following outlines the significant weighted average assumptions we used to estimate the fair value information presented, with respect to derivative liabilities utilizing the Binomial Lattice option pricing model:

                                       Fiscal Year Ended March 31, 2010
                                       -----------------------------------
Risk free interest rate                       1.28% - 2.58%
Average expected life                          3 - 5 years
Expected volatility                           78.8% - 96.3%
Expected dividends                                None

We did not make any changes to our valuation techniques compared to the prior fiscal year.

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

We also obtained a third party valuation in connection with our December 2008 note restructuring, our July and August 2009 convertible notes and February 2010 convertible note (see Note 5). The third party valuation firm used level 3 inputs in its measurement techniques. That valuation firm used a binomial lattice pricing model to calculate the estimated fair value of embedded derivatives in those transactions.

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the year ended March 31, 2010.

                                                      Change in
                                                    estimated fair
                                       Recorded    value recognized
                         April 1,   New Derivative    in results       March 31,
                           2009      Liabilities    of operations        2010
                       -----------   -----------    -------------      ---------

Derivative liabilities $        --   $ 1,233,439    ($   178,723)     $1,054,716

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the year ended March 31, 2009.

                                                  Change in
                                                estimated fair
                                   Transfers    value recognized
                       April 1,   into Equity     in results        March 31,
                         2008    (See Note 6)    of operations        2009
                     -----------  ---------      ------------       ---------

Derivative
Liabilities(1)       $   633,095  ($ 419,192)   ($   213,903)      $      --

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

2. PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:


                                            March 31, 2010     March 31, 2009
                                            --------------     --------------
Furniture and office equipment at cost      $      284,755     $      267,687
Accumulated depreciation                          (269,573)          (265,084)
                                            --------------     --------------
                                            $       15,182     $        2,603
                                            ==============     ==============

Depreciation expense for the years ended March 31, 2010 and 2009 approximated $4,000 and $7,000, respectively.

3. PATENTS

Patents consist of the following:

                                            March 31, 2010     March 31, 2009
                                            --------------     --------------

Patents                                     $      157,442     $      157,442
Patents pending and trademarks                      47,397             34,310
Accumulated amortization                           (62,499)           (53,335)
                                            --------------     --------------
                                            $      142,340     $      138,417
                                            ==============     ==============

Patents represented 22% and 70% of our total assets at March 31, 2010 and 2009, respectively. Amortization of patents for the years ended March 31, 2010 and 2009 approximated $9,000. Amortization expense on patents is estimated to be approximately $9,000 per year based on the estimated life of the patents.

4. NOTES PAYABLE

Notes payable consist of the following:

                                    March 31,        March 31,
                                       2010            2009
                                   -----------     ------------
12% Notes payable, all past due    $   285,000     $    297,500
10% Note payable, all past due           5,000            5,000
                                   -----------     ------------
  Total Notes Payable              $   290,000     $    302,500
                                   ===========     ============
12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On November 4, 2009, a holder of $12,500 of the 12% Notes converted his principal balance and $15,625 of accrued interest to common stock at the then current market price of $0.43 per share. At March 31, 2010, 12% Notes with a principal balance of $285,000 are outstanding, all of which are past due, in default, and bearing interest at the default rate of 15%. At March 31, 2010, interest payable on the 12% Notes totaled $314,112.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

4. NOTES PAYABLE (continued)

10% NOTES

From time to time, we issued notes payable ("10% Notes") to various investors, bearing interest at 10% per annum, with principal and interest due six months from the date of issuance. The 10% Notes required no payment of principal or interest during the term. The total amount of the original notes issued was $275,000. One 10% Note in the amount of $5,000, which is past due and in default, remains outstanding at March 31, 2010. At March 31, 2010, interest payable on this note totaled $4,375.

Management's plans to satisfy the remaining outstanding balance on these 12% and 10% Notes include, among other alternatives, converting the notes to common stock at market value or repayment with available funds.

5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following at March 31, 2010:

                                                                                             Net
                                                     Principal          Discount           Amount
                                                   ------------      -------------      ------------
Amended Series A 10% Convertible Notes, past due   $    900,000      $          --      $    900,000
2008 10% Convertible Notes, past due                     45,000                 --            45,000
December 2006 10% Convertible Notes, past due            17,000                 --            17,000
May & June 2009 10% Convertible Notes                   300,000           (120,649)          179,351
July & August 2009 10% Convertible Notes                338,250            (98,458)          239,792
October & November 2009 10% Convertible Notes           380,250           (380,203)               47
January 2010 10% Convertible Notes                      250,000           (249,993)                7
February 2010 10% Convertible Note                      660,000           (409,198)          250,802
                                                   ------------      -------------      ------------
  Total - Convertible Notes                        $  2,890,500      $  (1,258,501)     $  1,631,999
                                                   ============      =============      ============

All of the Convertible Notes Payable in the above table are presently past due or will be due within one year of the March 31, 2010 balance sheet date. As a result, we expect to amortize all of the remaining discounts during the fiscal year ending March 31, 2011.

Our interest costs recognized for the fiscal year ended March 31, 2010 relating to both contractual interest coupon and amortization of the discount on convertible notes payable component were as follows:

During the fiscal year ended March 31, 2010, we recorded interest expense of $241,320 related to the contractual coupons of our convertible notes and interest expense of $565,747 related to the amortization of debt discounts on the convertible notes for a total of $807,067.

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

5. CONVERTIBLE NOTES PAYABLE (continued)

Convertible Notes Payable consist of the following at March 31, 2009:

                                                                                      Net
                                                   Principal        Discount         Amount
                                                 ------------    ------------     -----------
Amended Series A 10% Convertible Notes           $    900,000    $         --     $   900,000
2008 10% Convertible Notes                             45,000          (8,683)         36,317
December 2006 10% Convertible Notes                    17,000              --          17,000
Restructured December 2008 10% Convertible
  Notes and Related Convertible Notes               1,116,403              --       1,116,403
                                                 ------------    ------------     -----------
  Total - Convertible Notes                      $  2,078,403    $     (8,683)    $ 2,069,720
                                                 ============    ============     ===========

Our interest costs recognized for the fiscal year ended March 31, 2009 relating to both contractual interest coupon and amortization of the discount on the convertible notes payable component were as follows:

During the fiscal year ended March 31, 2009, we recorded interest expense of $233,316 related to the contractual coupons of our convertible notes and interest expense of $803,776 related to the amortization of debt discounts on the conertible notes for a total of $1,037,092.

FEBRUARY 2010 10% CONVERTIBLE NOTE

On February 12, 2010, we raised $280,015 in cash and received a secured promissory note in the amount of $300,000 (see Note 12) in exchange for the issuance by the Company of a $660,000 principal amount 10% convertible promissory note (the "Note") to one accredited investor. The Note included an original issue discount of ten percent, or $60,000, and an origination fee of three percent, or $9,000. We also paid legal fees of $10,985. The Note matures in February 2011. The Note was issued in a private placement.

The conversion price per share is equal to eighty percent (80%) of the average of the three lowest closing bid prices of our common stock as reported by Bloomberg L.P. on the Principal Market for the ten (10) trading days preceding the conversion date, subject to a maximum price per share of $0.30 and a minimum price per share of $0.20. The Note is convertible into a maximum of 3,300,000 shares of our common stock at the minimum price per share of $0.20. The investor also received 660,000 three-year warrants to purchase shares of our common stock at $0.50 per share, although that exercise price is subject to change based on certain conditions. The conversion feature may additionally be adjusted in the event of future financing by the Company. Because the conversion feature and warrant exercise price each can be reset based on future events, they have been classified as derivative liabilities.

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

We commissioned a valuation study on this transaction from a third party valuation firm and based on the results of that study, we recorded a discount associated with the derivative liability of $478,476 associated with the conversion feature. We commissioned a valuation of the derivative liability to measure the fair value of the derivative liability at March 31, 2010 and based on the results of that study, we recorded a fair value at March 31, 2010 of $572,165. As a result of this fair value change we recorded a charge of $93,689 in the fiscal year ended March 31, 2010.

JANUARY 2010 10% CONVERTIBLE NOTES

In January 2010, we raised $250,000 from the sale to an accredited investor of two 10% convertible notes. The convertible notes mature in July 2011 and are convertible into our common stock at a fixed conversion price of $0.25 per share prior to maturity. The investor also received matching three year warrants to purchase 1,000,000 unregistered shares of our common stock at a price of $0.25 per share. This investment concluded our 10% convertible debt round that began in October 2009. In aggregate, we issued $700,250 in 10% convertible notes in that financing round.

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes. We are amortizing the discount associated with the January 2010 10% Convertible Notes and associated warrants using the effective interest method.

At March 31, 2010, interest payable on these notes totaled $5,645.

OCTOBER & NOVEMBER 2009 10% CONVERTIBLE NOTES

In October and November 2009, we raised $430,000 from the sale to accredited investors of 10% convertible notes ("October & November 2009 10% Convertible Notes"). The October & November 2009 10% Convertible Notes mature at various dates between April 2011 and May 2011 and are convertible into our common stock at a fixed conversion price of $0.25 per share prior to maturity. The investors also received matching three year warrants to purchase 1,720,000 unregistered shares of our common stock at a price of $0.25 per share.

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

At March 31, 2010, interest payable on these notes totaled $19,013.

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

5. CONVERTIBLE NOTES PAYABLE (continued)

JULY & AUGUST 2009 10% CONVERTIBLE NOTES

In July and August 2009, we raised an aggregate amount of $668,250 from the sale to three investment funds of 10% convertible notes ("July & August 2009 10% Convertible Notes"), of which $338,250 remain outstanding at March 31, 2010. Each note carries a one-year term and is convertible into our common stock at 80% of market with a floor of $0.15 cents and a ceiling of $0.25 cents per share. As additional consideration, the investors also received 1,336,500 three year warrants to purchase our common stock at $0.50 per share, although that exercise price is subject to change based on certain conditions. The conversion feature may additionally be adjusted in the event of future financing by the Company. Because the conversion feature and warrant exercise price each can be reset based on future events, they are considered derivatives.

We commissioned a valuation study on this transaction from a third party valuation firm and based on the results of that study, we recorded a discount associated with the derivative liability of $475,762 associated with the conversion feature. We commissioned a valuation of the derivative liability to measure the fair value of the derivative liability at March 31, 2010 and based on the results of that study, we recorded a fair value at March 31, 2010 of $482,451. As a result of this fair value change we recorded a charge of $6,689 in the fiscal year ended March 31, 2010.

We are amortizing the discount associated with the July & August 2009 10% Convertible Notes and associated warrants using the effective interest method. Deferred financing costs incurred in connection with this financing totaled $60,750, which were capitalized and are being amortized using the effective interest method.

During the March 2010, one of the investors converted $330,000 of principal and $22,559 of accrued interest into common stock. We accelerated and recorded as interest expense the remaining discount associated with that portion of the principal balance of the July & August 2009 10% Convertible Notes.

At March 31, 2010, interest payable on those notes totaled $20,338.

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

During fiscal year ended March 31, 2010, the holders of two of the May & June 2009 10% Convertible Notes converted a total of $50,000 in notes to 250,000 shares of our common stock under the conversion feature of the notes. Due to these conversions, we accelerated the remaining discount of $15,928 associated with those two converted notes and recorded that amount as interest expense in the three months ended December 31, 2009. We also issued 250,000 warrants as a result of those conversions, the fair value of which had been measured on the issuance dates of the relevant convertible notes using the Binomial lattice method at $31,549, which we recorded as interest expense during the fiscal year ended March 31, 2010.

At March 31, 2010, $300,000 of the May & June 2009 10% Convertible Notes remain outstanding. At March 31, 2010, interest payable on these notes totaled $20,269.

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

RESTRUCTURED DECEMBER 2008 10% CONVERTIBLE NOTES AND RELATED CONVERTIBLE NOTES

None of the Restructured December 2008 10% Convertible Notes and Related Convertible Notes remained outstanding at March 31, 2010. All of the $1,116,403 amount outstanding at March 31, 2009 was converted into common stock at varying conversion prices between $0.15 per share and $0.19 per share during the fiscal year ended March 31, 2010.

2008 10% CONVERTIBLE NOTES

During the year ended March 31, 2009, we raised an aggregate amount of $430,000 from the sale to accredited investors of 10% convertible notes and warrants ("2008 10% Convertible Notes"). The 2008 10% Convertible Notes matured at various dates between January 2010 through March 2010 and are convertible into our common stock at a fixed conversion price of $0.50 per share prior to maturity and the warrants are exercisable at $0.50 per share for a period of three years ending between July and September 2011. In connection with this financing, we agreed to pay to the investment banking firm that arranged this sale a cash commission of seven percent of the proceeds and warrants equal to seven percent of the gross capital raised which we accounted for as deferred financing costs and which are being amortized over the terms of convertible notes using the effective interest method.

The warrants issued as part of the 2008 10% Convertible Notes can be settled in unregistered shares of our common stock. The warrants have been valued using a Binomial Lattice option pricing model and an associated discount of $150,095, the relative fair value measured at the commitment date, was recorded and presented net against the face amount of the 2008 10% Convertible Notes. The discount associated with the warrants is amortized over the term of the notes using the effective interest method. The convertible feature of the 2008 10% Convertible Notes does not have a beneficial conversion.

During the three months ended March 31, 2009, a holder of $385,000 of the 2008 10% Convertible Notes converted his principal and $19,250 of accrued interest to common stock at $0.50 per share per the terms of the 2008 10% Convertible Notes.

2008 10% Convertible Notes in the aggregate amount of $45,000 remain outstanding at March 31, 2010. These notes matured in January and February, 2010. At March 31, 2010, interest payable on these notes totaled $7,478.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

5. CONVERTIBLE NOTES PAYABLE (continued)

AMENDED SERIES A 10% CONVERTIBLE NOTES

On November 2007, we entered into Amended and Restated 10% Series A Convertible Promissory Notes (the "Amended Notes" or " Amended Series A Convertible Notes") with the holders of certain promissory notes that we previously issued (the "Prior Notes"), and all amendments to the Prior Notes.

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

In order to satisfy the accrued interest for the period January 2009 through January 2010, on January 11, 2010, we issued 731,251 shares of restricted common stock, valued at the closing price of $0.37, and 731,251 warrants with a strike price of $0.20 in payment of accrued interest of $146,250 per the payment formula in the Loan Agreement. The difference in value of equity instruments issued upon settlement and the liabilities settled resulted in a non-cash loss on settlement of $341,984.

We have not yet paid certain legal fees, which total approximately $56,000 and are accrued in our accounts payable, associated with the amendments to the notes. We are currently in discussions with the noteholders regarding the terms of a potential extension to the notes but there can be no assurance such an extension will be finalized on terms acceptable to us or at all.

At March 31, 2010, $900,000 of the Amended Series A 10% Convertible Notes remain outstanding and in default. These notes are convertible into our common stock at $0.20 per share. At March 31, 2010, interest payable on these notes totaled $22,500. In June 2010, we restructured and extended the Amended Series A 10% Convertible Notes (see Note 12).

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

At March 31, 2010, $17,000 of the December 2006 10% Notes remain outstanding and in default. These notes are convertible into our common stock at $0.17 per share. At March 31, 2010, interest payable on these notes totaled $8,146.

6. EQUITY TRANSACTIONS

2003 CONSULTANT STOCK PLAN

In August 2003, we adopted the 2003 Consultant Stock Plan (the "Stock Plan"), which provides for grants of common stock through August 2013, to assist us in obtaining and retaining the services of persons providing consulting services. A total of 1,000,000 common shares were initially reserved for issuance under the Stock Plan.

On March 29, 2004, we filed a registration statement on Form S-8 for the purpose of registering 1,000,000 common shares issuable under the Stock Plan under the Securities Act of 1933. On August 29, 2005, we filed a Form S-8 for the purpose of registering an additional 2,000,000 shares, for a total of 3,000,000 common shares reserved under the Plan. On August 9, 2007, we filed a Form S-8 for the purpose of registering an additional 2,000,000 shares, for a total of 5,000,000 common shares reserved under the Plan. On July 10, 2009, we filed a Form S-8 for the purpose of registering an additional 1,000,000 shares, for a total of 6,000,000 common shares reserved under the Plan. On February 17, 2010, we filed a Form S-8 for the purpose of registering an additional 1,500,000 shares, for a total of 7,500,000 common shares reserved under the Plan.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

2005 DIRECTORS COMPENSATION PROGRAM

Upon the recommendation of our Compensation Committee, in February 2005, we adopted our 2005 Directors Compensation Program (the "Directors Compensation Program") which advances our interests by helping us to obtain and retain the services of outside directors upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording them an opportunity to become owners of our capital stock.

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

At March 31, 2010 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors, 514,550 outside directors options had been forfeited, 250,000 outside directors options had been exercised and 3,671,550 options remained outstanding.

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

In April 2009, we issued 43,021 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.18 per share in payment for financial consulting services valued at $7,744 based on the value of the services provided.

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

On June 29, 2009, Mr. Joyce, our Chief Executive Officer entered into an Option Suspension Agreement, whereby Mr. Joyce agreed to not exercise his stock options pending the filing of amended articles of incorporation of the Company increasing the Company's authorized capital. Accordingly of Mr. Joyce's total options, 2,857,143 could not be exercised until the amended articles of incorporation were filed, and 6,731,090 could not be exercised until the later of June 9, 2010 or the filing of the amended articles of incorporation. We filed the amendment to our articles of incorporation on September 21, 2009. The Agreement also provided Mr. Joyce certain protections in the event the Company underwent a change of control transaction while his options are suspended. Such protections include the right to receive, in the form of cash payments, the positive value of his options (which remain subject to suspension) at the time of such transaction.

In addition, we committed to issue 4,000,000 shares of restricted common stock, to Mr. Joyce at a price per share of $0.24, which shall vest in equal installments over a thirty six month period commencing June 30, 2010.

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

In November 2009, we issued 117,759 shares of common stock as a result of conversions of $38,595 of notes payable ($12,500 in a 12% Note Payable, see Note 4, and $10,000 in a May & June 2009 10% Convertible Note, see Note 5) and related accrued interest. The shares were issued to accredited investors.

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

In February 2010, we issued 45,886 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.32 per share in payment for legal services valued at $14,500 based on the value of the services provided.

In February 2010, we issued 17,188 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.32 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In February 2010, we issued 29,878 shares of restricted common stock as a result of the conversion of $8,963 of accrued legal expenses based on the value of the services provided.

In February 2010, we issued 11,314 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.35 per share in payment for regulatory affairs consulting services valued at $3,960 based on the value of the services provided.

In February 2010, we issued 16,667 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.33 per share in payment for corporate communications and administration consulting services valued at $5,500 based on the value of the services provided.

In February 2010, we issued 9,059 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.32 per share in payment for business development consulting services valued at $2,917 based on the value of the services provided.

In March 2010, we issued 1,444,185 shares of common stock as a result of the conversion of a $330,000 convertible note payable (see Note 5) and related accrued interest. The shares were issued to an accredited investor.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

6. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

In March 2010, we issued 82,678 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.40 per share in payment for financial consulting services valued at $33,071 based on the value of the services provided.

In March 2010, we issued 13,095 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.42 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In March 2010, we issued 11,065 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.35 per share in payment for corporate communications and administration consulting services valued at $3,917 based on the value of the services provided.

In March 2010, we issued 11,647 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.34 per share in payment for regulatory affairs consulting services valued at $3,960 based on the value of the services provided.

In March 2010, we issued 20,929 shares of common stock pursuant to our S-8 registration statement covering our 2003 Consultant Stock Plan at $0.37 per share in payment for financial consulting services valued at $7,744 based on the value of the services provided.

In March 2010, we issued 14,474 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.38 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In March 2010, we issued 8,125 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.36 per share in payment for corporate communications and administration consulting services valued at $2,917 based on the value of the services provided.

In March 2010, we issued 10,895 shares of restricted common stock at $0.34 in payment for investor relations services valued at $3,750 based on the value of the services provided.

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

In May 2009, we raised an aggregate amount of $135,000 from the sale to accredited investors of 10% convertible notes. The notes are convertible into our common stock at a fixed conversion price of $0.20 per share prior to maturity. If the noteholders exercise their conversion privilege, we agreed to issue a matching three year warrant carrying a strike price of $0.20 per share.

In June 2009, we raised an aggregate amount of $215,000 from the sale to an accredited investor of a 10% convertible note. The notes are convertible into our common stock at a fixed conversion price of $0.20 per share prior to maturity. If the noteholders exercises their conversion privilege, we agreed to issue a three year warrant carrying a strike price of $0.20 per share equal to fifty percent warrant coverage.

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

In January 2010, we raised $250,000 from the sale to an accredited investor of 10% convertible notes. The convertible notes mature in July 2011 and are convertible into our common stock at a fixed conversion price of $0.25 per share prior to maturity. The investor also received matching three year warrants to purchase 1,000,000 unregistered shares of our common stock at a price of $0.25 per share. This investment concluded our 10% convertible debt round that began in October 2009. In aggregate, we issued $700,250 in 10% convertible notes in that financing round.

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

A summary of the aggregate warrant activity for the years ended March 31, 2010 and 2009 is presented below:

                                                      Year Ended March 31,
                                  -----------------------------------------------------------
                                               2010                          2009
                                  ---------------------------    ----------------------------
                                                   Weighted                        Weighted
                                               Average Exercise                 Average Exercise
                                    Warrants         Price         Warrants          Price
                                  -----------     -----------    -----------      -----------
Outstanding, beginning of year    19,193,965        $   0.29      16,021,629       $   0.36
      Granted                      8,489,863        $   0.28       4,075,701       $   0.26
      Exercised                     (655,556)       $   0.19        (485,000)      $   0.50
Cancelled/Forfeited               (1,040,807)       $   0.82        (418,365)      $   0.25
                                  -----------       --------      ----------       --------
Outstanding, end of year          25,987,465        $   0.31      19,193,965       $   0.29
                                  ===========       ========      ==========       ========
Exercisable, end of year          25,987,465        $   0.31      19,193,965       $   0.29
                                  ===========       ========      ==========       ========
Weighted average estimated fair
  value of warrants granted                         $   0.22                       $   0.19
                                                    ========                       ========

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models:

                                          Years Ended March 31,
                                          2010             2009
                                      -----------      -----------
Risk free interest rate               1.28%-2.58%      0.94%-3.01%
Average expected life                 2 to 5 years     3 to 5 years
Expected volatility                  78.8% - 96.28%    83.6% - 103.0%
Expected dividends                        None             None

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

The detail of the warrants outstanding and exercisable as of March 31, 2010 is as follows:

                                         Warrants Outstanding                Warrants Exercisable
                               ---------------------------------------   --------------------------
                                                 Weighted     Weighted                    Weighted
                                                 Average       Average                     Average
                                   Number       Remaining     Exercise        Number      Exercise
Range of Exercise Prices        Outstanding   Life (Years)      Price      Outstanding      Price
---------------------------   -------------- ------------- ----------   --------------- ----------
     $0.15 - $0.18               3,754,904          3.20      $  0.17       3,754,904      $  0.17
     $0.20 - $0.40              14,914,004          2.70      $  0.23      14,914,004      $  0.23
     $0.50 - $0.76               7,318,557          2.34      $  0.53       7,318,557      $  0.53
                               -----------                               ------------
                                25,987,465                                 25,987,465
                               ===========                               ============

At March 31, 2010 we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors under the 2005 Directors Compensation Program. Of the options issued to employee-directors, 867,175 had expired. Of the options issued to outside directors, 514,550 options had expired or been forfeited, 250,000 options had been exercised and 3,671,550 options remain outstanding.

From time to time, our Board of Directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

In August 2000, we adopted the 2000 Stock Option Plan ("Stock Option Plan"), which was approved by its stockholders in September 2000. The Stock Option Plan provides for the issuance of up to 500,000 options to purchase shares of common stock. Such options can be incentive options or nonstatutory options, and may be granted to employees, directors and consultants. The Stock Option Plan has limits as to the eligibility of those stockholders who own more than 10% of our stock, as defined. The options granted pursuant to the Stock Option Plan may have exercise prices of no less than 100% of fair market value of our common stock at the date of grant (incentive options), or no less than 75% of fair market value of such stock at the date of grant (nonstatutory). At March 31, 2010, we had granted 47,500 options under the 2000 Stock Option Plan of which 15,000 had been forfeited and also granted 10,000 shares to employees under the plan, with 457,500 available for future issuance.

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

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

On June 13, 2007, our Board of Directors granted our CEO non-qualified stock options to purchase up to 2,500,000 shares of common stock, at an exercise price of $0.36 per share. 1,000,000 options vested immediately, 500,000 options vested in June 2008 and 500,000 options vested in June 2009. Unless terminated earlier in accordance with the agreement, the option, to the extent unexercised, will expire on June 13, 2017.

On December 15, 2008, our Board of Directors granted our CEO non-qualified stock options to purchase up to 2,000,000 shares of common stock, at an exercise price of $0.25 per share. The exercise price was set based on the closing price of our common stock on November 13, 2008, the date on which our Board of Directors approved the grant of the option. The option vested on December 15, 2008, the date of grant, with respect to 1,000,000 shares. Another 500,000 shares vested on December 31, 2009 and will vest as to the remaining 500,000 shares on December 31, 2010. Unless terminated earlier in accordance with the agreement, the option, to the extent unexercised, will expire on November 13, 2018.

Also on December 15, 2008, we entered into separate agreements with Franklyn S. Barry, Jr. and Edward G. Broenniman, two of our non-employee directors, pursuant to which we granted to each such director a non-statutory stock option to acquire an aggregate of 500,000 shares of the Company's common stock at an exercise price of $0.41 per share. The exercise price was set based on the closing price of our common stock on June 4, 2008, the date on which our Board of Directors approved the grant of each option. In the case of each grant, the option vested on December 15, 2008, the date of grant, with respect to 333,333 shares and vested as to the remaining 166,667 shares on June 4, 2009. Unless terminated earlier in accordance with its respective agreement, each option, to the extent unexercised, will expire on June 4, 2018.

Additionally, on December 15, 2008, our Board of Directors granted our CSO and another employee non-statutory stock options at an exercise price of $0.41 per share to acquire an aggregate of 750,000 shares and 300,000 shares of our common stock, respectively. The exercise price was set based on the closing price of our common stock on June 4, 2008, the date on which our Board of Directors approved the option grants. The one-third of the options vested on June 4, 2009, one-third will vest on June 4, 2010 and the final one-third will vest on June 4, 2011. Unless terminated earlier in accordance with the agreements, the options, to the extent unexercised, will expire on June 4, 2018.

In June 2009, our Chief Executive Officer agreed to suspend the exercise of up to 9,588,243 of his stock options, which allowed us to utilize the shares underlying those stock options in capital raising activities while we presented our stockholders with a proposal to increase the number of authorized shares from 100,000,000 to 250,000,000. That proposal was approved by our stockholders at our Annual Meeting on September 16, 2009. Following that approval we extended the Chief Executive Officer's stock options by 100 days that he had unreserved his shares. We determined the change in fair value of his stock options due to this extension, and based on the change in fair value, recorded an increase to our stock based compensation expense in the quarter ended September 30, 2009 of $64,678 for his vested options. For his unvested options, we recorded an increase to fair value of $15,308 which will be expensed over the remaining vesting period of those options.

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------


The following is a summary of the stock options outstanding at March 31, 2010 and 2009 and the changes during the two years then ended:

                                                  Year Ended March 31,
                                 -----------------------------------------------------
                                            2010                       2009
                                 -------------------------   -------------------------
                                                 Weighted                     Weighted
                                                 Average                      Average
                                                 Exercise                     Exercise
                                   Options        Price         Options        Price
                                 -----------   -----------    -----------   -----------
Outstanding, beginning of year   14,489,060     $    0.37     10,954,060     $    0.38
      Granted                            --     $      --      4,050,000     $    0.33
      Exercised                          --     $      --             --     $      --
      Cancelled/Forfeited        (1,073,000)    $    0.38       (515,000)    $    0.32
                                 -----------    ----------    -----------    ----------
Outstanding, end of year         13,416,060     $    0.37     14,489,060     $    0.38
                                 ===========    ==========    ===========    ==========
Exercisable, end of year         11,716,060     $    0.37     11,105,726     $    0.37
                                 ===========    ==========    ===========    ==========
Weighted average estimated fair
  value of options granted                      $       --                   $    0.21
                                                ==========                   ==========

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to stock options utilizing the Binomial Lattice option pricing model for the years ended March 31, 2010 and March 31, 2009:

                                         Years Ended March 31,
                                         2010            2009
                                      -----------     -----------
Risk free interest rate                   2.08%           1.02%
Average expected life                  3.8 years         3 years
Expected volatility                       96%             112%
Expected dividends                       None             None

The detail of the options outstanding and exercisable as of March 31, 2010 is as follows:

                                            Options Outstanding                  Options Exercisable
                                ------------------------------------------ -----------------------------
                                                   Weighted      Weighted                       Weighted
                                                   Average        Average                        Average
                                    Number        Remaining      Exercise         Number        Exercise
Range of Exercise Prices         Outstanding         Life          Price       Outstanding        Price
                                ---------------  -------------  ------------  ---------------  ---------
    $0.21 - $0.25                4,857,143       6.75 years       $ 0.23        4,357,143         $ 0.22
    $0.36 - $0.41                8,221,550       4.64 years       $ 0.38        7,021,550         $ 0.36
    $1.78 - $3.75                  337,367       1.77 years       $ 2.02          337,367         $ 2.02
                                ----------                                     ----------
                                13,416,060                                     11,716,060
                                ==========                                     ==========

We recorded stock based compensation expense related to share issuances and to options granted outside of our Stock Option Plan totaling $504,933 and $733,289 for the fiscal years ended March 31, 2010 and 2009, respectively. These expenses were recorded as stock compensation included in payroll and related expenses in the accompanying consolidated statement of operations for the years ended March 31, 2010 and 2009.

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

As of March 31, 2010, we had $253,149 of remaining unrecognized stock option expense, which is expected to be recognized over a weighted average remaining vesting period of 0.61 years.

On March 31, 2010, our stock options had an intrinsic value of approximately $168,000 comparing the closing price of our stock on that date of $0.38 per share to the weighted average exercise price of our stock options.

7. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. These non interest-bearing liabilities have been included as due to related parties in the accompanying consolidated balance sheets.

Other related party transactions are disclosed elsewhere in these notes to consolidated financial statements.

8. ACCRUED LIQUIDATED DAMAGES

We follow the guidance of ASC 825-20 regarding our registration payment arrangements. We have registration payment arrangements associated with convertible notes (see Footnote 5) related to the registration of warrants and the common stock underlying the convertible notes. These warrants have lives extending through 2016. The terms of certain of these arrangements do not provide for a maximum potential amount of consideration. At March 31, 2010, we had accrued liquidated damages of $493,000 related to these registration payment arrangements.

9. OTHER CURRENT LIABILITIES

At March 31, 2010 and 2009, other current liabilities were comprised of the following items:

                                                        March 31,      March 31,
                                                          2010           2009
                                                       ----------     ----------
Accrued interest                                          452,339        352,204
Accrued legal fees                                        236,902        246,865
Other accrued liabilities                                  77,699         80,429
                                                       ----------     ----------
  Total other current liabilities                      $  766,940     $  679,498
                                                       ==========     ==========

10. INCOME TAXES

On July 13, 2006, the FASB issued FIN 48, subsequently codified in ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, ACCOUNTING FOR INCOME Taxes (Codified under ASC 740), and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of ASC 740 on April 1, 2007, and have commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, we have recorded no additional tax liability. There are no unrecognized tax benefits as of April 1, 2008, or as of March 31, 2010. As of March 31, 2010, we have not yet completed our analysis of the deferred tax assets for net operating losses and we believe that it is more likely than not that an ownership change may have occurred. As such, this amount and the offsetting valuation allowance have been removed from our deferred tax assets. We will complete a Section 382 analysis regarding the limitation of the net operating loss, if we utilize the net operating loss.

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

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended March 31, 2010, we did not recognize any interest or penalties. Upon adoption of ASC 740 on April 1, 2007, we did not record any interest or penalties.

At March 31, 2010, we had net deferred tax assets of approximately $4.7 million. These deferred tax assets are primarily composed of capitalized research and development costs and other accruals. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

Significant components of our net deferred tax assets at March 31, 2010 are shown below (in thousands). A valuation allowance of $4.7 million has been established to offset the net deferred tax assets as of March 31, 2010, as realization of such assets is uncertain.

                                                         YEAR ENDED MARCH 31,
                                                     --------------------------
                                                          2010         2009
                                                     ------------  ------------

    Deferred tax assets:
       Capitalized research and development          $      3,445  $      3,245
       Other                                                1,301           626
                                                     ------------  ------------
    Total deferred tax assets                               4,746         3,871
                                                     ------------  ------------

    Total deferred tax liabilities                             --            --
                                                     ------------  ------------

    Net deferred tax assets                                 4,746         3,871
    Valuation allowance for deferred tax assets            (4,746)       (3,871)
                                                     ------------  ------------

    Net deferred tax assets                          $         --  $         --
                                                     ============  ============

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at March 31, 2010, due to the following (in thousands):

                                                    2010           2009
                                                -----------     ----------

     Federal income taxes at 34%                $    (1,539)    $   (2,069)
     State income tax, net of federal benefit          (265)          (355)
     Tax effect on non-deductible expenses
        and credits                                     (70)           472
     Increase in valuation allowance                  1,874          1,952
                                                -----------     ----------
                                                $        --     $       --
                                                ===========     ==========
-------------------
Pursuant to Internal Revenue Code Sections 382, use of our net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

                              AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

11. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

We entered into an employment agreement with our Chairman of the Board effective April 1, 1999. The agreement, which is cancelable by either party upon sixty days notice, will be in effect until the employee retires or ceases to be employed by us. The Chairman of the Board was appointed President and CEO effective June 1, 2001 upon which the base annual salary was increased from $120,000 to $180,000. Effective January 1, 2005, the CEO's salary was increased from $180,000 to $205,000 per year. The CEO is eligible for an annual bonus at the discretion of the Board of Directors, of which $0 and $20,000 was earned during each of the years ended March 31, 2007 and 2006, respectively. Under the terms of the agreement, if the employee is terminated he may become eligible to receive a salary continuation payment in the amount of at least twelve months' base salary. Effective April 1, 2006, the CEO's salary was increased from $205,000 to $240,000 per year. His salary was subsequently increased to $265,000 per year and effective May 1, 2008, his salary was increased from $265,000 to $290,000 per year. On April 1, 2010, his salary was increased from $290,000 to $325,000 per year.

We entered into an employment agreement with Dr. Tullis effective January 10, 2000. Effective June 1, 2001, Dr. Tullis was appointed our Chief Science Officer ("CSO"). His compensation under the agreement was modified in June 2001 from $80,000 to $150,000 per year. Effective January 1, 2005 Dr. Tullis' salary was increased from $150,000 to $165,000 per year Under the terms of the agreement, his employment continues at a salary of $165,000 per year for successive one-year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement. Dr. Tullis was granted 250,000 stock options to purchase the Company's common stock in connection the completing certain milestones, such as the initiation and completion of certain clinical trials, the submission of proposals to the FDA and the filing of a patent application. Under the terms of the agreement, if the employee is terminated he may become eligible to receive a salary continuation payment in the amount of twelve months base salary. Effective April 1, 2006, the CSO's salary was increased from $165,000 per year to $185,000 per year. On April 1, 2010, his salary was increased from $185,000 to $195,000 per year.

LEASE COMMITMENTS

We currently rent approximately 2,300 square feet of executive office space at 8910 University Center Lane, Suite 660, San Diego, CA 92122 at the rate of $6,045 per month on a four year lease that expires in September 2013. We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $1,667 per month on a two year lease that expires in October 2011.

Rent expense approximated $96,000 and $91,000 for the fiscal years ended March 31, 2010 and 2009, respectively. Our commitments under the rent agreements for the next four fiscal years are as follows:

                                OPERATING LEASE COMMITMENTS

                                                        FISCAL YEAR ENDED MARCH 31,
                                                  2011       2012        2013       2014
                                                 ------------------------------------------
8910 University Center Lane, Suite 660, San
Diego, CA 92122 office lease                     $ 73,805   $ 76,388    $ 79,062   $ 40,211

11585 Sorrento Valley Road, Suite 109, San
Diego, California 92121 office lease               22,088     14,586           -          -
                                                 ------------------------------------------
  Total Lease Commitments                        $ 95,893   $ 90,974    $ 79,062   $ 40,211
                                                 ==========================================

We sublet a portion of the Sorrento Valley Road location for $500 per month to an independent third party under a month to month sublease. We record this sub rental income as an offset to our general and administrative expenses.

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

12. NOTE RECEIVABLE

On February 12, 2010, we received a full recourse secured promissory note ("Investor Note") in the amount of $300,000 in connection with the issuance by the Company of a $660,000 principal amount 10% convertible promissory note to one accredited investor (See Note 5). The Investor Note bears interest payable to the Company at five percent per annum and has a maturity date of April 1, 2011. Accordingly, the Investor note is classified as non-current in the consolidated balance sheets. We recognize interest income on the Investor Note as it is earned under the terms of the note. The Investor Note has a prepayment option.

At March 31, 2010, we had accrued interest income relating to the Investor Note of $1,932.

13. SUBSEQUENT EVENTS

In April 2010, a holder of one of our 12% Notes payable converted $171,758 of principal and accrued interest into 687,033 shares of our common stock based upon an agreed conversion rate of $0.25 per share.

In April 2010, we issued 8,333 shares of restricted common stock to a broker dealer as partial payment of the registration fee of an investor conference. The shares were valued at $3,000 based on the closing stock price of $0.36 per share.

In April 2010, we issued 28,301 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.32 per share in payment for financial consulting services valued at $9,056 based on the value of the services provided.

In April 2010, we issued 16,667 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.33 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In April 2010, we issued 8,455 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.35 per share in payment for corporate communications and administration consulting services valued at $2,917 based on the value of the services provided.

In April 2010, we issued 10,703 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.37 per share in payment for regulatory affairs consulting services valued at $3,960 based on the value of the services provided.

In April 2010, we raised $75,000 from the sale to an accredited investor of a 10% convertible note. The convertible note matures in October 2011 and is convertible into our common stock at a fixed conversion price of $0.25 per share prior to maturity. The investor also received a matching three year warrant to purchase unregistered shares of our common stock at a price of $0.25 per share.

In April 2010, we issued 20,341 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.33 per share in payment for internal controls consulting services valued at $6,713 based on the value of the services provided.

In April 2010, a holder of one of our October & November 2009 10% Convertible Notes payable converted $183,750 of principal and accrued interest into 735,000 shares of our common stock based upon an agreed conversion rate of $0.25 per share.

In April 2010, we issued 16,667 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.33 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In April 2010, we issued 8,760 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.33 per share in payment for corporate communications and administration consulting services valued at $2,917 based on the value of the services provided.

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

In April 2010, we entered into a one year consulting agreement with a individual for media relations services. We agreed to pay the consultant 22,727 warrants to purchase our common stock at a fixed exercise price of $0.33 per share on a monthly basis. The agreement values these warrant issuances at $5,000 per month. The first issuance under this arrangement is scheduled for late June 2010.

In May 2010, we issued 29,063 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.28 per share in payment for financial consulting services valued at $8,109 based on the value of the services provided.

In May 2010, we issued 103,332 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.30 per share in payment for legal services valued at $31,000 based on the value of the services provided.

In May 2010, we issued 17,188 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.32 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In May 2010, we issued 9,319 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.31 per share in payment for corporate communications and administration consulting services valued at $2,917 based on the value of the services provided.

In May 2010, we issued 12,375 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.32 per share in payment for regulatory affairs consulting services valued at $3,960 based on the value of the services provided.

In May 2010, a warrant holder exercised warrants to purchase 1,599,348 shares of common stock at the agreed exercise prices, which resulted in proceeds of $283,600. As an inducement to this warrant holder, we agreed to issue to him 1,599,348 replacement warrants on the same terms as the warrants that he exercised.

In May 2010, we issued 11,639 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.31 per share in payment for corporate communications consulting services valued at $3,608 based on the value of the services provided.

On May 21, 2010, the Board of Directors of the Company amended the expiration terms of certain outstanding stock options such that all outstanding stock options of the Company shall have a term that is for not less than ten (10) years following the original date of grant. No other terms or features of the stock options were modified or amended. Stock options held by Mr. James Joyce, our Chief Executive Officer and Chairman of the Board of Directors, Mr. Richard Tullis, our Chief Science Officer and member of the Board of Directors, Mr. Franklyn Barry, a member of the Board of Directors, and Mr. Edward Broenniman, a member of the Board of Directors, were modified accordingly. Of the foregoing
(i) options to purchase 2,231,100 shares held by Mr. Joyce were extended to February 23, 2015; (ii) options to purchase 867,175 shares held by Mr. Tullis were extended to February 23, 2015; (iii) options to purchase 308,725 shares held by Mr. Broenniman were extended to February 23, 2015; and (iv) options to purchase 308,725 shares held by Mr. Barry were extended to February 23, 2015. All of the foregoing options are at an exercise price of $0.38 per share. The foregoing represents only a portion of the total options and shares owned by the directors and officers of the Company.

In June 2010, we issued 17,188 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.32 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In June 2010, we issued 9,349 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.31 per share in payment for corporate communications and administration consulting services valued at $2,917 based on the value of the services provided.

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

In June 2010, we issued 15,377 shares of restricted common stock valued at $0.33 per share in payment for investor relations consulting services valued at $5,000 based on the value of the services provided.

In June 2010, we issued 33,056 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.27 per share in payment for financial consulting services valued at $8,925 based on the value of the services provided.

In June 2010, we issued 17,516 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.31 per share in payment for business development consulting services valued at $5,500 based on the value of the services provided.

In June 2010, we issued 9,678 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.30 per share in payment for corporate communications and administration consulting services valued at $2,917 based on the value of the services provided.

In June 2010, a holder of one of our August 2009 Convertible Notes payable converted $12,500 of principal into 51,286 shares of our common stock based upon the agreed conversion formula of the August 2009 Convertible Note.

In June 2010, a holder of one of our August 2009 Convertible Notes payable converted $17,500 of principal into 75,000 shares of our common stock based upon the agreed conversion formula of the August 2009 Convertible Note.

In June 2010, we issued 34,514 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at $0.27 per share in payment for financial consulting services valued at $9,319 based on the value of the services provided.

On June 23, 2010, we closed on the restructuring (the "Restructuring") of our Amended Series A 10% Convertible Notes (see Note 5). In the Restructuring, we issued four Amended and Restated 12% Series A Convertible Notes (each, a "Note" and collectively, the "Notes") to the holders in an aggregate amount of $900,000. The Notes amend and restate certain Amended and Restated 10% Series A Convertible Notes dated November 29, 2007 and certain amendments and predecessor notes thereto (collectively, the "Prior Notes") that had been issued to the holders by us. The effective date of the Restructuring is June 14, 2010.

The Notes were issued effective February 15, 2009, bear an interest rate of 12 percent (12%) per annum on the unpaid principal balance and mature on December 31, 2010 (the "Maturity Date"). Upon closing the Restructuring, we paid interest on the Notes from February 1, 2010 through the Maturity Date and liquidated damages due under that certain Registration Rights Agreement dated as of November 29, 2007 (the "2007 Registration Rights Agreement"), entered into among the Company and the holders in connection with the Prior Notes, by issuing to the Holders an aggregate of 1,555,000 units (the "Units") consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $0.20 per share. The Notes are convertible into shares of restricted common stock at the election of the holders at any time prior to repayment at a conversion price of $0.20 per share (the "Conversion Price"). At any time on or prior to the Maturity Date, we have the right to prepay the Notes, in whole or in part, on ten (10) days' advance notice to the Holders, subject to the holders' right to convert in advance of such prepayment.

In addition to issuing the Notes and the Units, we issued to the holders an aggregate of 10,091,127 amended and restated warrants (collectively, the "Warrants") to purchase shares of our common stock. The Warrants amend and restate a like number of warrants previously issued or potentially issuable to the holders in connection with the Prior Notes. The Warrants bear an exercise price of $0.20 per share and may be exercised at any time through February 15, 2016. No Holder may convert such Holder's Note or exercise such holder's Warrants if, upon giving effect to such conversion or exercise, the holder's ownership would exceed 9.9% of the number of outstanding shares of our common stock.

In satisfaction of charges for legal services rendered to the holders by Quarles & Brady LLP in connection with the Prior Notes and the Restructuring, we also issued to Quarles & Brady two Amended and Restated 12% Series A Convertible Notes in an aggregate amount of $64,153.14, an aggregate of 31,040 Units to pay interest thereunder from March 1, 2010 through December 31, 2010, and an aggregate of 320,765 warrants to purchase our common stock. The notes and warrants issued to Quarles & Brady contain substantially the same terms and conditions as the Notes and Warrants issued to the holders, except that the Quarles & Brady warrants include a cashless exercise feature not provided in the Holders' Warrants.

                             AETHLON MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
--------------------------------------------------------------------------------

In connection with the Restructuring, the Company and the holders amended and restated the 2007 Registration Rights Agreement by entering into an Amended and Restated Registration Rights Agreement with an effective date of February 15, 2009 (the "2009 Registration Rights Agreement"). Quarles & Brady also is a party to the 2009 Registration Rights Agreement. Pursuant to the 2009 Registration Rights Agreement, we must file no later than July 31, 2010, a registration statement on Form S-1 under the Securities Act of 1933, as amended (the "Act"), covering the shares of common stock issuable upon exercise of the warrants issued to the holders and Quarles & Brady in the Restructuring.