Form 10-Q
period 2010-06-30
AETHLON MEDICAL INC
filed 2010-08-16
CIK 882291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

COMMISSION FILE NUMBER 000-21846

AETHLON MEDICAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	13-3632859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8910 UNIVERSITY CENTER LANE, SUITE 660, SAN DIEGO, CA 92122

 (Address of principal executive offices) (Zip Code)

(858) 459-7800

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

As of August 12, 2010, the registrant had outstanding 69,012,676 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2010 (UNAUDITED) AND MARCH 31, 2010	3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2010 AND 2009 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2010 (UNAUDITED)	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2010 (UNAUDITED)	5

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II.	OTHER INFORMATION	23

ITEM 1.	LEGAL PROCEEDINGS	23

ITEM 1A.	RISK FACTORS	23

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4.	(REMOVED AND RESERVED)	24

ITEM 5.	OTHER INFORMATION	24

ITEM 6.	EXHIBITS	24

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash	$63,593	$67,950
Deferred financing costs	143,412	99,672
Note receivable	300,000	--
Prepaid expenses and other current assets	71,268	12,071
Total current assets	578,273	179,693

Note receivable	--	300,000
Property and equipment, net	13,674	15,182
Patents and patents pending, net	140,049	142,340
Deposits	9,210	8,786
Total assets	$741,206	$646,001

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$242,189	$232,313
Due to related parties	579,267	579,267
Notes payable	190,000	290,000
Convertible notes payable, net of discounts	1,872,527	1,631,999
Derivative liabilities	3,712,555	1,054,716
Accrued liquidated damages	324,000	493,000
Other current liabilities	683,137	766,940
Total current liabilities	7,603,675	5,048,235

Commitments and Contingencies (Note 12)

Stockholders' Deficit
Common stock, par value $0.001 per share; 250,000,000 shares authorized as of June 30, 2010 and March 31, 2010; 67,085,036 and 61,913,508 shares issued and outstanding as of June 30, 2010 and March 31, 2010, respectively	67,087	61,914
Additional paid-in capital	39,326,219	38,296,362
Deficit accumulated during development stage	(46,255,775)	(42,760,510)
Total stockholders’ deficit	(6,862,469)	(4,402,234)
Total liabilities and stockholders' deficit	$741,206	$646,001

See accompanying notes.

AETHLON MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009 and
For the Period January 31, 1984 (Inception) Through June 30, 2010
(Unaudited)

			January 31, 1984
	Three Months	Three Months	(Inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2010	2009	2010
REVENUES

Grant income	$--	$--	$1,424,012
Subcontract income	--	--	73,746
Sale of research and development	--	--	35,810
	--	--	1,533,568

OPERATING EXPENSES

Professional fees	178,916	235,853	9,059,082
Payroll and related	882,603	327,074	13,266,901
General and administrative	100,788	79,028	6,501,483
Impairment	--	--	1,313,253
Total operating expenses	1,162,307	641,955	30,140,719
OPERATING LOSS	(1,162,307)	(641,955)	(28,607,151)

OTHER EXPENSE (INCOME)
Loss on extinguishment of debt	2,226,924		5,595,506
Loss on settlement of accrued interest and damages	68,703	--	410,687
(Gain) loss on change in fair value of derivative liability	(543,122)	37,434	899,773
Interest and other debt expenses	586,167	316,657	10,505,238
Interest income	(5,714)	(107)	(29,039)
Other	--	--	266,459
Total other expenses (income)	2,332,958	353,984	(17,648,624)
NET LOSS	$(3,495,265)	$(995,939)	$(46,255,775)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,396,357	52,728,612

See accompanying notes.

AETHLON MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2010
(Unaudited)
			January 31, 1984
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2010	2009	2010
Cash flows from operating activities:

Net loss	$(3,495,265)	$(995,939)	$(46,255,775)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	4,674	3,143	1,063,551
Amortization of deferred consulting fees	--	--	109,000
Loss on settlement of accrued interest and damages	--	--	969,248
Loss on notes payable conversion	68,703	--	68,703
Gain on sale of property and equipment	--	--	(13,065)
Gain on settlement of debt	--	--	(131,175)
Loss on settlement of accrued legal liabilities	--	--	142,245
Stock based compensation	617,503	194,223	2,805,212
Legal fees paid through the issuance of convertible debt	63,412	--	63,412
Fair value of warrants issued upon conversion		--	31,549
Fair market value of common shares donated to research institute	--	--	25,000
Loss on debt extinguishment	2,226,924	--	4,968,242
Fair market value of warrants issued in connection with accounts payable and debt	--	--	2,715,736
Fair market value of common stock, warrants and options issued for services	144,764	129,000	4,932,478
Change in fair value of derivative liabilities	(543,122)	37,434	775,554
Amortization of debt discount and deferred financing costs	417,689	233,000	5,043,531
Impairment of intangible assets	--	--	1,313,253
Deferred compensation forgiven	--	--	217,223
Changes in operating assets and liabilities:
Prepaid expenses	(244)	28,331	181,113
Deposits and other assets	(2,242)	--	(12,960)
Accounts payable and other current liabilities	135,122	30,226	3,250,134
Due to related parties	--	(25,458)	1,230,078
Net cash used in operating activities	(362,082)	(366,040)	(16,507,713)

Cash flows from investing activities:
Purchases of property and equipment	(875)	--	(290,793)
Additions to patents and patents pending	--	--	(400,430)
Proceeds from the sale of property and equipment	--	--	17,065
Cash of acquired company	--	--	10,728
Net cash used in investing activities	(875)	--	(663,430)

Cash flows from financing activities:
Proceeds from the issuance of notes payable	--	--	2,350,000
Principal repayments of notes payable	--	--	(376,500)
Net proceeds from the issuance of convertible notes payable	75,000	335,000	4,621,265
Proceeds from the issuance of common stock	283,600	115,200	10,716,702
Professional fees related to registration statement	--	--	(76,731)
Net cash provided by financing activities	358,600	450,200	17,234,736

Net (decrease) increase in cash	(4,357)	84,160	63,593

Cash at beginning of period	67,950	6,157	--

Cash at end of period	$63,593	$90,317	$63,593

See accompanying notes.

AETHLON MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2010
(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	January 31, 1984 (Inception) Through June 30, 2010
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$--	$--	$266,975

Income taxes	$--	$--	$13,346

Supplemental disclosures of non-cash investing and financing activities:

Derivative liabilities recorded in connection with embedded conversion feature of convertible notes and/or warrants	3,200,961	--	3,960,924

Debt and accrued interest converted to common stock	385,508	546,246	5,545,260

Deferred financing costs recorded in connection with debt restructuring	80,054	--	80,054

Debt discount recorded in connection with beneficial conversion feature of convertible notes and related warrants	75,000	233,735	3,247,929

Issuance of convertible notes in settlement of accrued legal fees	35,469	--	35,469

Reclassification of accounts payable to notes payable	$--	$24,001	$24,001

Reclassification of warrant derivative liability into equity	--	--	419,192

Additional convertible debt issued in debt restructuring	--	--	573,211

Stock option exercise by director for accrued expenses	--	--	95,000

Issuance of common stock, warrants and options in settlement of accrued expenses and due to related parties	--	--	1,003,273

Issuance of common stock in connection with acquisition of patent pending and with license agreements	--	--	118,000

Net assets of entities acquired in exchange for equity securities	--	--	1,597,867

Debt placement fees paid by issuance of warrants	--	--	856,845

Common stock issued for prepaid expenses	--	--	161,537

See accompanying notes.

AETHLON MEDICAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2010

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments  necessary to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2010 was derived from our audited financial statements. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2010, which includes audited financial statements and footnotes as of March 31, 2010 and for the years ended March 31, 2010 and 2009 and the period January 31, 1984 (Inception) through March 31, 2010.

NOTE 2. LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately $7,025,000, recurring losses from operations and a deficit accumulated during the development stage of approximately $46,256,000 at June 30, 2010, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. Our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2011 ("fiscal 2011"). Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

We are currently addressing our liquidity needs by exploring investment capital opportunities through the private placement of common stock or issuance of additional debt. We believe that our access to additional capital, together with existing cash resources, will be sufficient to meet our liquidity needs for fiscal 2011. However, no assurance can be given that we will receive any funds in connection with our capital raising efforts.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should we be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of our significant accounting policies presented below is designed to assist the reader in understanding our condensed consolidated financial statements. Such financial statements and related notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying  condensed consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly-owned subsidiaries Aethlon, Inc., Hemex, Inc., Syngen Research, Inc., Cell Activation, Inc. and Exosome Sciences, Inc. (collectively hereinafter referred to as the "Company" or "Aethlon").

Hemex, Inc. was dormant and was dissolved effective March 15, 2010 and Aethlon, Inc., Syngen Research, Inc. and Cell Activation, Inc. were dormant and were dissolved effective November 25, 2009. In December 2009, we formed Exosome Sciences, Inc. to conduct our future cancer-related activities.  There exist no material intercompany transactions or balances between Aethlon and any of our subsidiaries.

LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued, and if the additional common shares were dilutive. As we had net losses for all periods presented, basic and diluted loss per common share are the same, since additional potential common shares have been excluded as their effect would be antidilutive.

The potentially dilutive common shares outstanding for the quarters ended June 30, 2010 and 2009, which include common shares underlying outstanding stock options, warrants and convertible debentures were 55,370,811 and 45,749,512, respectively.

PATENTS

We capitalize the cost of patents, some of which were acquired, and amortize such costs over the estimated useful life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred research and development expenses during the three month period ended June 30, 2010 and 2009, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	June 30,	June 30,
	2010	2009
Three months ended	$89,798	$77,289

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's cash, accounts payable and accrued liabilities approximates their estimated fair values due to the short-term maturities of these financial instruments. The fair value of certain convertible notes and related warrants at June 30, 2010 is $3,712,555 based upon a third party valuation report that we commissioned. Warrants classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We believe that no impairment occurred at or during the three months ended June 30, 2010.

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable provides for a rate of conversion that is below the market value of our common stock. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). We record the estimated fair value of the BCF, when applicable, in the condensed consolidated financial statements as a discount from the face amount of the notes. Such discounts are accreted to interest expense over the term of the notes using the effective interest method.

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

On April 1, 2009 we adopted new guidance, as codified in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (previously EITF 07-5), that requires us to apply a two-step model in determining whether a financial instrument or an embedded feature is indexed to our own stock and thus enables it to qualify for equity classification. We have identified several convertible debt or warrant agreements in which the embedded conversion feature or exercise price contains certain provisions that may result in an adjustment of the conversion or exercise price, which results in the failure of the these instruments to be considered to be indexed to our stock. Accordingly, under this guidance, we are required to record the estimated fair value of these instruments as derivative liabilities (see Note 9).

We re-measure the estimated fair value of derivative liabilities at each reporting period and record changes in fair value in other expense (income) in the current statement of operations.

REGISTRATION PAYMENT ARRANGEMENTS

We account for contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement separately from any related financing transaction agreements, and any such contingent obligations are recognized only when it is determined that it is probable that we will become obligated for future payments and the amount, or range of amounts, of such future payments can be reasonably estimated (see Note 7).

STOCK-BASED COMPENSATION

Employee stock options and rights to purchase shares under stock participation plans are accounted for under the fair value method. Accordingly, share-based compensation is measured when all granting activities have been completed, generally the grant date, based on the fair value of the award. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the OTCBB) on the date of grant. Compensation cost recognized by the Company includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of the then current accounting standards, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of subsequent accounting standards. We use a Binomial Lattice option pricing model for estimating fair value of options granted (see Note 10).

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, or the Securities and Exchange Commission during the three months ended June 30, 2010 or that were issued in prior periods but do not become effective until future periods that in the opinion of  management had, or are expected  to have a material impact on our present or future consolidated financial statements.

NOTE 4. NOTES PAYABLE

Principal amounts of notes payable consist of the following at June 30, 2010 and March 31, 2010:

	June 30, 2010	March 31, 2010
12% Notes payable, past due	$185,000	$285,000
10% Note payable, past due	5,000	5,000
Total Notes Payable	$190,000	$290,000

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On April 21, 2010, a holder of $100,000 of the 12% Notes converted his principal balance and $71,758 of accrued interest into 687,033 shares of common stock at an agreed conversion price of $0.25 per share.  We incurred a loss upon this conversion of $68,703 since the closing price of our common stock was $0.35 at the date of conversion.  At June 30, 2010, 12% Notes with a principal balance of $185,000 are outstanding, all of which are past due, in default, and bearing interest at the default rate of 15%. At June 30, 2010, interest payable on the 12% Notes totaled $250,050.

10% NOTES

At June 30, 2010,  one 10% Note in the amount of $5,000, which is past due and in default, remained outstanding.  At June 30, 2010, interest payable on this note totaled $4,500.

Management's plans to satisfy the remaining outstanding balance on these 12% and 10% Notes include converting the notes to common stock at market value or repayment with available funds.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following at June 30, 2010:

		Unamortized	Net
	Principal	Discount	Amount

Amended and Restated Series A 12% Convertible Notes	$900,000	$--	$900,000
2008 10% Convertible Notes	45,000	--	45,000
December 2006 10% Convertible Notes, past due	17,000	--	17,000
May & June 2009 10% Convertible Notes	300,000	(80,807)	219,193
July & August 2009 10% Convertible Notes	308,250	(27,881)	280,369
October & November 2009 10% Convertible Notes	205,250	(204,778)	472
January 2010 10% Convertible Notes	250,000	(249,937)	63
February 2010 10% Convertible Note	660,000	(313,729)	346,271
April 2010 10% Convertible Note	75,000	(74,994)	6
June 2010 12% Convertible Notes	64,153	--	64,153
Total - Convertible Notes	$2,824,653	$(952,126)	$1,872,527

Convertible Notes Payable consisted of the following at March 31, 2010:

		Unamortized
	Principal	Discount	Amount

Amended Series A 10% Convertible Notes, past due	$900,000	$--	$900,000
2008 10% Convertible Notes	45,000	--	45,000
December 2006 10% Convertible Notes, past due	17,000	--	17,000
May & June 2009 10% Convertible Notes	300,000	(120,649)	179,351
July & August 2009 10% Convertible Notes	338,250	(98,458)	239,792
October & November 2009 10% Convertible Notes	380,250	(380,203)	47
January 2010 10% Convertible Notes	250,000	(249,993)	7
February 2010 10% Convertible Note	660,000	(409,198)	250,802
Total - Convertible Notes	$2,890,500	$(1,258,501)	$1,631,999

AMENDED AND RESTATED SERIES A 12% CONVERTIBLE NOTES

In June 2010, we entered into Amended and Restated 12% Series A Convertible Promissory Notes (the "Amended and Restated Notes") with the holders of certain promissory notes previously issued by the Company (“Amended Series A 10% Convertible Notes” or  the "Prior Notes"), and all amendments to the Prior Notes.

The Amended and Restated Notes, in the principal amount of $900,000, are convertible into an aggregate of 4,500,000 shares of our Common Stock and mature on December 31, 2010.  In connection with the restructuring we paid $54,001 of accrued and default interest through the date of the restructuring, liquidated damages of $205,000 and $54,003 of prepaid interest through the expiration date in the aggregate amount of $313,004 through the issuance of units ("Units") at a fixed rate of $0.20 per Unit, each Unit consisting of one share of the Company's Common Stock and one Common Stock Purchase Warrant to purchase one share of our Common Stock at a fixed exercise price of $0.20 per share as prescribed in the Amended and Restated Note Agreement.   As a result of this Unit issuance, we did not have any accrued interest owing to the holders of the Amended and Restated Notes at June 30, 2010.

In addition to the extension of the expiration date of the Amended and Restated Notes to December 31, 2010, we agreed to increase the annual interest  rate from ten percent to twelve percent.  We also agreed to change the exercise prices on all of the warrants held by the noteholders to $0.20 per share, to change certain formerly contingent warrants to non-contingent warrants and to extend the expiration date of their warrants to February 2016. The following table summarizes the number of shares of our Common Stock issuable upon the conversion of the Amended and Restated Notes or the exercise of the various warrants issued or issuable pursuant to the Amended and Restated Notes.

Note Conversion	4,500,000
Warrants	11,646,125
Total	16,146,125

For accounting purposes, the amendment of the 12% Series A Convertible Notes was treated as a debt extinguishment in accordance with FASB ASC 470-50, Debt-Modifications and Extinguishments, as the terms of the restructured agreements were deemed to be substantially different than those of the prior agreements.

Based on conversion and exercise price re-set provisions included in the Amended and Restated Notes warrant agreements, the embedded conversion feature and the related warrants, with an aggregate estimated fair value of approximately $3,089,000, were classified as derivative liability instruments (See Note 9).

Consequently, at the amendment date we recorded a loss on extinguishment of $2,226,924 as follows:

Reacquisition price	$4,385,925
Less carrying value of notes and related instruments	(2,159,001)
Loss on extinguishment	$2,226,924

2008 10% CONVERTIBLE NOTES

2008 10% Convertible Notes in the aggregate amount of $45,000 remain outstanding and in default at June 30, 2010. These notes are convertible into our common stock at $0.50 per share. At June 30, 2010, interest payable on those notes totaled $9,166. The 2008 10% Convertible Notes notes matured in January and February 2010.

DECEMBER 2006 10% CONVERTIBLE NOTES

At June 30, 2010, $17,000 of the December 2006 10% Notes remained outstanding and in default. These notes are convertible into our common stock at $0.17 per share. At June 30, 2010, interest payable on those notes totaled $8,783.

MAY & JUNE 2009 10% CONVERTIBLE NOTES

In May and June 2009, we raised an aggregate amount of $350,000 from the sale to accredited investors of 10% convertible notes ("May & June 2009 10% Convertible Notes"). The May & June 2009 10% Convertible Notes mature at various dates between November 2010 through December 2010 and are convertible into our common stock at a fixed conversion price of $0.20 per share prior to maturity. Upon conversion of the May and June 2009 10% Convertible Notes the note holders will receive a matching three year warrant to purchase unregistered shares of our common stock at a price of $0.20 per share.

After consideration of the warrants, we recorded a discount associated with the beneficial conversion feature of $233,735 related to the May & June 2009 10% Convertible Notes and we are amortizing that discount over the terms of the respective convertible notes using the effective interest method.

At June 30, 2010, interest payable on those notes totaled $32,044.

JULY & AUGUST 2009 10% CONVERTIBLE NOTES

In July and August 2009, we raised an aggregate amount of $668,250 from the sale to three investment funds of 10% convertible notes ("July & August 2009 10% Convertible Notes"). Each note carries a one-year term and is convertible into our common stock at 80% of market with a floor of $0.15 cents and a ceiling of $0.25 cents per share. As additional consideration, the investors also received 1,336,500 three year warrants to purchase our common stock at $0.50 per share, although that exercise price is subject to change based on certain conditions. The conversion feature may additionally be adjusted in the event of future financing by the Company. Because the conversion feature and warrant exercise price each can be reset based on future events, they are classified as derivative liability instruments.

During the three months ended June 30, 2010, one of the holders of the July and August 2009 10% Convertible Notes elected to convert $30,000 of principal into 126,286 shares of common stock based upon the conversion formula of the notes.

Based on the initial estimated fair value of the conversion feature and warrants, we recorded a discount associated with the derivative liability of $475,762.  We are amortizing this discount using the effective interest method. Deferred financing costs incurred in connection with this financing totaled $60,750, which were capitalized and are being amortized using the effective interest method.

At June 30, 2010, interest payable on those notes totaled $28,781.

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

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes.  We are amortizing this discount using the effective interest method.

During the three months ended June 30, 2010, one of the holders of the October & November 2009 10% Convertible Notes  elected to convert $175,000 of principal and $8,750 of accrued interest into 735,000 shares of common stock based upon the conversion formula of the notes.

Deferred financing costs of $20,250 incurred in connection with this financing were issued in the form of a convertible note with warrants on the same terms as those received by the investors.  We capitalized the $20,250 of deferred financing costs and are amortizing them over the term of the notes using the effective interest method.

At June 30, 2010, interest payable on these notes totaled $15,394.

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

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes. We are amortizing this discount using the effective interest method.

At June 30, 2010, interest payable on these notes totaled $11,895.

FEBRUARY 2010 10% CONVERTIBLE NOTE

On February 12, 2010, we raised $280,015 in cash and received a secured promissory note in the amount of $300,000 (see Note 11) in exchange for the issuance by the Company of a $660,000 principal amount 10% convertible promissory note (the "Note") to one accredited investor. The Note included an original issue discount of ten percent, or $60,000, and an origination fee of three percent, or $9,000. We also paid legal fees of $10,985. The Note matures in February 2011.
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

Based on an independent valuation relating to this transaction, we recorded a discount associated with the derivative liability of $478,476 associated with the conversion feature. We are amortizing this discount using the effective interest method.

At June 30, 2010, interest payable on this note totaled $25,143.

APRIL 2010 10% CONVERTIBLE NOTE

In April 2010, we raised $75,000 from the sale to an accredited investor of a 10% convertible note. The convertible note matures in October 2011 and is convertible into our common stock at a fixed conversion price of $0.25 per share prior to maturity. The investor also received three year warrants to purchase 300,000 unregistered shares of our common stock at a price of $0.25 per share.

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes. We are amortizing this discount using the effective interest method.

At June 30, 2010, interest payable on this notes totaled $1,438.

JUNE 2010 12% CONVERTIBLE NOTES

In June 2010, in connection with the present and past negotiations with the law firm representing the holders of the  "Amended and Restated Notes," we issued two convertible notes to that law firm (“June 2010 12% Convertible Notes”) totaling $64,153 on the same terms as the Amended and Restated Notes.  That amount represented the amount of their legal fees plus accrued interest.  As we also paid the law firm accrued and prepaid interest up to December 31, 2010 in the aggregate amount of approximately $6,000 through the Unit Issuance, there was no accrued interest balance at June 30, 2010.

NOTE 6. EQUITY TRANSACTIONS

During the three months ended June 30, 2010, we issued 414,111 shares of common stock to consultants pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan for services valued at $126,764 based upon the fair value of the shares issued.  The services were for regulatory affairs, corporate communications, business development and financial consulting.  The average issuance price was approximately $0.32 per share.

During the three months ended June 30, 2010, we issued 15,377 shares of restricted common stock to a consultant for investor relations services valued at $5,000 based on the value of the services provided.

In April 2010, we issued 8,333 shares of restricted common stock to a broker-dealer as partial payment of the registration fee of an investor conference. The shares were valued at $3,000 based on the closing stock price of $0.36 per share.

In April 2010, we entered into a one year consulting agreement with an individual for media relations services. We agreed to pay the consultant 22,727 warrants to purchase our common stock at a fixed exercise price of $0.33 per share on a monthly basis. The agreement values these warrant issuances at $5,000 per month. The warrant under this arrangement was recorded in June 2010.

In May 2010, a warrant holder exercised warrants to purchase 1,599,348 shares of common stock at the agreed exercise prices, which resulted in proceeds of $283,600. As an inducement to this warrant holder, we agreed to issue to him 1,599,348 replacement warrants on the same terms as the warrants that he exercised.

In June 2010, we issued 1,586,040 shares of restricted common stock and 1,586,040 warrants to purchase our common stock at a price of $0.20 per share to the holders of our Amended and Restated Series A 12% Convertible Notes as a Unit payment of accrued and prepaid interest and liquidated damages (see Note 5).

During the three months ended June 30, 2010, we issued 1,548,319 shares of restricted common stock in exchange for the conversion of principal and interest of several notes payable and convertible notes payable in an aggregate amount of $385,508 at an average conversion price of $0.25 per share based upon the conversion formulae in the respective notes.

NOTE 7. ACCRUED LIQUIDATED DAMAGES

We follow the guidance of ASC 825-20 regarding our registration payment arrangements. We have registration payment arrangements associated with convertible notes (see Note 5) related to the registration of warrants and the common stock underlying the convertible notes. These warrants have lives extending through 2016. The terms of certain of these arrangements do not provide for a maximum potential amount of consideration.

On October 7, 2008, the SEC declared effective a registration statement that covered all of the shares and warrants that at that time were subject to  registration rights agreements.

However, the above referenced registration statement ceased being effective in July 2009.  As a result, as of June 30, 2010, we have accrued potential liquidated damages in the aggregate amount of $324,000, which represents amounts owed through June 30, 2010, plus the additional amounts, estimated at $36,000 per month, that will be owed through September 2010, at which time we currently expect to have an effective registration statement back on file with the SEC. The actual amount of liquidated damages owed for the period subsequent to June 30, 2010 through the date that the registration statement is declared effective may be more or less than the amount estimated as of June 30, 2010 in the event that the actual length of time required for us to achieve an effective registration statement differs from our current estimate. We also intend to negotiate the amount of liquidated damages due and, as such, the ultimate amounts we may actually pay may be less than the amount currently accrued.

NOTE 8. OTHER CURRENT LIABILITIES

At June 30, 2010 and March 31, 2010, our other current liabilities were comprised of the following items:

	June 30,	March 31,
	2010	2010
Accrued interest	$386,836	$452,339
Accrued legal fees	236,902	236,902
Deferred rent	4,036	2,336
Other	55,363	75,363
Total other current liabilities	$683,137	$766,940

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $252,000 (as identified in Notes 4 and 5 above) have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At June 30, 2010, we had accrued interest in the amount of $272,199 associated with these defaulted notes in accrued liabilities payable (see Notes 4 and 5).

NOTE 9. FAIR VALUE MEASUREMENTS

On April 1, 2008, we adopted guidance issued by the FASB that defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  Financial instruments measured at fair value on a recurring basis as of June 30, 2010 are classified based on the valuation technique level noted in the table below:

		Active Markets for	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets:

None	$--	$--	$--	$--

Liabilities:

Derivative liabilities	$3,712,555	$--	$--	$3,712,555

Based on the changes in the estimated fair value of our derivative liabilities  in the respective periods, we have recorded a gain of $543,122 for the three months ended June 30, 2010 and a loss of $37,434 for the three months ended June 30, 2009 in other expense (income) in the accompanying condensed consolidated statements of operations.

The table below sets forth a summary of changes in the fair value of our Level 3 derivative liabilities for the three months ended June 30, 2010:

	Fair Value at March 31, 2010	Recorded Fair Value of Derivative Liabilities in June 2010 Period	Change in Estimated Fair Value Recognized in Results of Operations	Fair Value at June 30, 2010
Derivative liabilities	$1,054,716	$3,200,961	$(543,122)	$3,712,555

The fair value of derivative liabilities that we recorded in the three months ended June 2010 was related to the restructuring of the Amended and Restated Convertible Notes (see Note 5) and was based upon an independent valuation report.

NOTE 10. STOCK COMPENSATION

On May 21, 2010, the Board of Directors of the Company amended the expiration terms of certain outstanding stock options such that all outstanding stock options of the Company shall have a term that is for not less than ten (10) years following the original date of grant. No other terms or features of the stock options were modified or amended. Stock options held by Mr. James Joyce, our Chief Executive Officer and Chairman of the Board of Directors, Dr. Richard Tullis, our Chief Science Officer and member of the Board of Directors, Mr. Franklyn Barry, a member of the Board of Directors, and Mr. Edward Broenniman, a member of the Board of Directors, were modified accordingly. Of the foregoing (i) options to purchase 2,231,100 shares held by Mr. Joyce were extended to February 23, 2015; (ii) options to purchase 867,175 shares held by Dr. Tullis were extended to February 23, 2015; (iii) options to purchase 308,725 shares held by Mr. Broenniman were extended to February 23, 2015; and (iv) options to purchase 264,550 shares held by Mr. Barry were extended to February 23, 2015.  All of the foregoing options are at an exercise price of $0.38 per share. The foregoing represents only a portion of the total options and shares owned by the directors and officers of the Company.

This option extension resulted in an additional charge of $491,377 in the three months ended June 30, 2010 based upon the change in the fair value resulting from the extension to the term of the options based upon the binomial lattice option valuation model.

In addition, in June 2009, we committed to issue 4,000,000 shares of restricted common stock to our Chief Executive Officer at a price per share of $0.29, which vests in equal installments over a thirty six month period commencing June 30, 2010.  As a result, we recorded a stock-based compensation charge of $32,222 in June to reflect the initial month’s vesting under that restricted share grant.

Our total stock-based compensation for the three months ended June 30, 2010 includes the following:

Incremental fair value of option modifications	$491,377
Vesting of restricted stock grant	32,222
Vesting of stock options	93,904
Total Stock-Based Compensation	$617,503

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three months ended June 30, 2010 and 2009:

All of the stock-based compensation expense recorded during the three months ended June 30, 2010 and 2009, which totaled $617,503 and $194,223, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the three months ended June 30, 2010 increased basic and diluted loss per common share by $0.01 and the stock-based compensation expense recorded during the three months ended June 30, 2009 had no effect on basic and diluted loss per share.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended June 30, 2010 was insignificant.

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

We did not issue any stock option grants in the three months ended June 30, 2010 nor in the three months ended June 30, 2009.

Options outstanding that have vested and are expected to vest as of June 30, 2010 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term in Years

Vested	12,566,060	$0.37	5.67
Expected to vest	850,000	0.32	8.93
Total	13,416,060

At June 30, 2010, there was approximately $1,287,000 of unrecognized compensation cost related to share-based payments, including the restricted stock grant, which is expected to be recognized over a weighted average period of 2.24 years.

On June 30, 2010, our stock options had a negative intrinsic value since the closing price on that date of $0.29 per share was below the weighted average exercise price of our stock options

NOTE 11.  WARRANTS

A summary of warrant activity during the three months ended June 30, 2010 is presented below:
	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2010	25,987,465	$0.15 - $0.76	$0.31
Exercised	(1,599,348)	$0.17 - $0.18
Issued	4,880,946	$0.17 - $0.20
Cancelled/Expired	(1,374,791)	$0.25 - $0.60
Warrants outstanding at June 30, 2010	27,894,272	$0.15 - $0.76	$0.29
Warrants exercisable at June 30, 2010	27,894,272	$0.15 - $0.76	$0.29

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models at, and during the three months ended June 30, 2010:

Risk free interest rate	1.52%-2.29%
Average expected life	2 to 5 years
Expected volatility	89.4% - 94.7%
Expected dividends	None

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

LEASES

In October 2009, we entered into two new leases for office and laboratory space. The terms of the new leases are three years and two years, respectively, and the initial base lease payments are $6,045 per month and $1,667 per month, respectively.

NOTE 13. NOTE RECEIVABLE

On February 12, 2010, we received a full recourse secured promissory note ("Investor Note") in the amount of $300,000 in connection with the issuance by the Company of a $660,000 principal amount 10% convertible promissory note to one accredited investor (See Note 5). The Investor Note bears interest payable to the Company at five percent per annum and has a maturity date of April 1, 2011. Accordingly, the Investor note is classified as a current asset as of June 30, 2010 in the accompanying condensed consolidated balance sheets. We recognize interest income on the Investor Note as it is earned under the terms of the note. The Investor Note has a prepayment option.

At June 30, 2010, we had accrued interest income relating to the Investor Note of $3,750.

NOTE 14. SUBSEQUENT EVENTS

In July 2010, the holder of the June 2010 12% Convertible Notes to Law Firm converted the principal balance of one note of $42,964 into 214,822 shares of our common stock based upon an agreed conversion rate of $0.20 per share.

In July 2010, a holder of the two January 2010 Convertible Notes, converted the principal balance of both notes totaling $250,000 and related accrued interest of $12,500 into 1,050,000 shares of our common stock based upon an agreed conversion rate of $0.25 per share.

In July 2010, a holder of one of the August 2009 Convertible Notes, converted $20,000 of principal into 89,847 shares of our common stock, or $0.223 per share, based upon an agreed conversion formula in the notes.

In July and August 2010, we issued 110,821 shares of common stock pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan at an average price of $0.29 per share in payment for business development consulting services, regulatory affairs services and corporate communications service valued at $31,936 based on the value of the services provided.

In July and August 2010, we issued 304,444 shares of restricted common stock valued at $0.27 per share in payment for investor relations consulting services and financial consulting services valued at $82,545 based on the issue date value.

In July 2010, we issued 157,706 shares of restricted common stock valued at $0.28 per share based upon the closing stock price as a payment of $44,000 under a separation agreement with an executive services company.

In July 2010, we entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with Tonaquint, Inc., a Utah corporation (the "Investor") whereby we issued and sold, and the Investor purchased: (i) a Convertible Promissory Note of the Company in the principal amount of $890,000 (the "Company Note") and (ii) a Warrant to purchase Common Stock of the Company (the "Warrant"). As consideration for the issuance and sale of the Company Note and Warrant, the Investor paid cash in the amount of $400,000 and issued two Secured Trust Deed Notes to us (the "Trust Notes") each in the principal amount of $200,000. The variance of $90,000 represents payment obligations with respect to certain fees and expenses and an original issue discount.

The Company Note is convertible into shares of the Company's Common Stock, at the option of the Investor, at a price per share equal to (a) the principal and interest due under the Company Note divided by (b) 80% of the average of the closing bid price for the three (3) trading days with the lowest closing bid prices during the twenty (20) trading days immediately preceding the conversion date (the “Conversion Price”).  In no event shall the Conversion Price be greater than the "Ceiling Price", which is $0.30 per share. The principal and interest subject to conversion under the Note shall be eligible for conversion in tranches ("Tranches"), as follows: (1) an initial Tranche in an amount equal to $450,000 and any interest and/or fees accrued thereon under the terms of the Company Note and the other Transaction Documents (as defined below and in the Purchase Agreement), and (2) two additional subsequent Tranches each in an amount equal to $220,000 and any interest or fees accrued thereon under the terms of the Company Note or the other Transaction Documents.  The first subsequent Tranche shall correspond to payment of the first Trust Note and the second subsequent Tranche shall correspond to payment of the second Trust Note (as defined in the Purchase Agreement).  The Investor's right to convert any of the subsequent Tranches is conditioned upon the Investor’s payment in full of the Trust Notes corresponding to such subsequent Tranche.  Accordingly, principal and interest under the Company Note may only be converted by the Investor in proportion to the amounts paid under each of the Trust Notes.  However, up to $450,000 may be converted at the Investor's option at any time, representing amounts paid by the Investor on the closing of the transaction on July 15, 2010 (the "Closing").

The Company Note will bear interest at a rate of 6% per annum. The maturity date of the Company Note is July 15, 2011.  The Company Note contains "anti-dilution" protection, such that if the Company issues and sells Common Stock, or securities convertible into or exercisable for Common Stock of the Company, at a price per share that is less than the applicable Conversion Price, then the Conversion Price is adjusted downward to match such lower issuance price. However, in no event will the Conversion Price based on anti-dilution adjustments be lower than the "Floor Price" which is $0.20 per share. The Company Note also contains other standard adjustment features for stock splits, recapitalizations and similar occurrences.  The Company Note contains standard events of default related to payment, performance of certain covenants and bankruptcy events. We have granted the Investor a security interest in the Trust Notes under the terms of the Security Agreement. The sole collateral for the Company's payment and performance obligation under the Company Note is the Trust Notes.

The Warrant entitles the Investor to purchase such number of shares of Common Stock as shall equal (i) $800,000.00 divided by $0.231 per share.  The Warrant contains "anti-dilution" protection, such that if we issue and sell Common Stock, or securities convertible into or exercisable for Common Stock of the Company, at a price per share that is less than the price, then the price is adjusted downward to match such lower issuance price. The Warrant also contains other standard adjustment features for stock splits, recapitalizations and similar occurrences.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act and must file reports, proxy statements and other information with the SEC. The reports, information statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 450 Fifth Street, N.W. Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Commission also maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our headquarters are located at 8910 University Center Lane, Suite 660, San Diego, CA 92122. Our phone number at that address is (858) 459-7800. Our Web site is http://www.aethlonmedical.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2010 were $1,162,307 in comparison with $641,955 for the comparable quarter a year ago. This increase of $520,352, or 81%, was due to increases in payroll and related expenses of $555,529 and general and administrative expenses of $21,760, which was partially offset by a decrease in professional fees of $56,937.

The $555,529 increase in payroll and related expenses was primarily due to a $491,377 non-cash charge related to the extension of the expiration dates in certain stock options held by our officers and directors.

The $21,760 increase in general and administrative expenses was primarily due to a $12,712 increase in our medical insurance, a $5,324 increase in our lab supplies and a  $6,146 increase in our conference-related expenses.

The $56,937 decrease in our professional fees was primarily due to a $65,040 decrease in our investor relations service fees, which was partially offset by increases in our legal and accounting professional fees.

Other Expenses (Income)

Other expenses (income) consist primarily of the change in the fair value of our derivative liability, a debt extinguishment charge and interest expense. Other expenses for the three months ended June 30, 2010 were $2,332,958 in comparison with $353,984 for the comparable quarter a year ago.

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the three months ended June 30, 2010, the change in the estimated fair value of derivative liability was a gain of $543,122 and for the three months ended June 30, 2009, the change in estimated fair value was a charge of $37,434.

Loss on Extinguishment of Debt

In June 2010, we entered into Amended and Restated 12% Series A Convertible Promissory Notes (the "Amended and Restated Notes") with the holders of certain promissory notes previously issued by the Company (“Amended Series A 10% Convertible Notes” or  the "Prior Notes"), and all amendments to the Prior Notes. In connection with amendments to the Prior Notes, during the three months ended June 30, 2010, we recorded a loss on extinguishment of debt of $2,226,924 and a related loss on settlement of accrued interest and damages of $68,703.  There were no comparable expenses in the three months ended June 30, 2009.  For accounting purposes, the amendment of the 12% Series A Convertible Notes was treated as a debt extinguishment in accordance with FASB ASC 470-50, Debt Modifications and Extinguishments as the terms of the restructured agreements were deemed to be substantially different than those of the prior agreements.

Based on conversion and exercise price re-set provisions included in the amended convertible debt and new and amendment warrant agreements, the embedded conversion feature of the Amended and Restated 12% Convertible Notes and the related warrants were classified as derivative liability instruments (See Note 9).

Consequently, at the amendment date we recorded a loss on extinguishment of $2,226,924 as follows:

Reacquisition Price	$4,385,925
Less carrying value of notes and related instruments	(2,159,001)
Loss on extinguishment	$2,226,924

Interest Expense

Interest expense was $586,167 for the three months ended June 30, 2010 compared to $316,657 in the corresponding prior period, an increase of $269,510. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	6/30/10	6/30/09	Change
Interest Expense	$132,478	$79,624	$52,854
Amortization of Deferred Financing Costs	36,314	4,034	32,280
Liquidated damages	36,000	--	36,000
Amortization of Note Discounts	381,375	232,999	148,376
Total Interest Expense	$586,167	$316,657	$269,510

As noted in the above table, the most significant factor in the $269,510 increase in interest expense was the $148,376 change in the amortization of debt discounts that was the result of the addition of notes that carried a discount in the prior twelve months.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $3,495,000 and $996,000 for the quarters ended June 30, 2010 and 2009, respectively.

Basic and diluted loss per common share were ($0.05) for the three month period ended June 30, 2010 compared to ($0.02) for the period ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

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

To date, we have funded our capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. Our cash position at June 30, 2010 was approximately $64,000 compared to approximately $68,000, at March 31, 2010, representing a decrease of approximately $4,000. During the three months ended June 30, 2010, operating activities used net cash of approximately $362,000, while we received approximately $359,000 from financing activities from the issuance of common stock and convertible notes. In addition, during this period we used approximately $1,000 in investing activities related to expenditures related to fixed asset acquisitions.

During the three month period ended June 30, 2010, net cash used in operating activities resulted primarily from our  net loss of approximately $3,495,000 offset by the non-cash debt extinguishment charge of approximately $2,227,000, by the amortization of note discounts of approximately $418,000, fair market value of common stock of approximately $145,000 issued in payment for services, approximately $618,000 in stock-based compensation and the net change in operating assets and liabilities of approximately $137,000.  Those factors were partially offset by the non-cash gain of approximately $543,000 relating to the change in the estimated fair value of derivative liability.

A decrease in working capital during the three months ended June 30, 2010 in the amount of approximately $2,156,000 changed our negative working capital position to approximately ($7,025,000) at June 30, 2010 from a negative working capital of approximately ($4,869,000) at March 31, 2010.  The decrease in working capital noted above resulted primarily from an increase during the three months ended June 30, 2010 of approximately $2,658,000 in the derivative liabilities balance during the period.

Subsequent to June 30, 2010, we raised an additional $400,000 through the issuance to an accredited investor of a convertible note and common stock purchase warrants. However, our current financial resources remain insufficient to fund our working capital and other cash requirements for the remainder of our fiscal year ending March 31, 2011. Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations. We are currently addressing our liquidity needs by exploring investment capital opportunities through the private placement of common stock or issuance of additional debt. We believe that our access to additional capital, together with existing cash resources, will be sufficient to meet our short term liquidity needs for fiscal 2011. However, no assurance can be given that we will receive any funds in connection with our capital raising efforts.

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

There have been no changes to our critical accounting policies as disclosed in our Form 10-K for the year ended March 31, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO"), who is also our acting Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") as of the end of the period covered by this Quarterly Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2010, we issued the following securities which were not registered under the Securities Act of 1933, as amended, and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

During the three months ended June 30, 2010, we issued 15,377 shares of restricted common stock to a consultant for investor relations services valued at $5,000 based on the value of the services provided.

In April 2010, we issued 8,333 shares of restricted common stock to a broker-dealer as partial payment of the registration fee of an investor conference. The shares were valued at $3,000 based on the closing stock price of $0.36 per share.

In April 2010, we entered into a one year consulting agreement with a individual for media relations services. We agreed to pay the consultant 22,727 warrants to purchase our common stock at a fixed exercise price of $0.33 per share on a monthly basis. The agreement values these warrant issuances at $5,000 per month. The warrant under this arrangement was recorded in June 2010.

In May 2010, a warrant holder exercised warrants to purchase 1,599,348 shares of common stock at the agreed exercise prices, which resulted in proceeds of $283,600. As an inducement to this warrant holder, we agreed to issue to him 1,599,348 replacement warrants on the same terms as the warrants that he exercised.

In June 2010, we issued 1,586,040 shares of restricted common stock and 1,586,040 warrants to purchase our common stock at a price of $0.20 per share to the holders of our Amended and Restated Series A 12% Convertible Notes as a Unit payment of accrued and prepaid interest and liquidated damages.

During the three months ended June 30, 2010, we issued 1,548,319 shares of restricted common stock in exchange for the conversion of principal and interest of several notes payable and convertible notes payable in an aggregate amount of $385,508 at an average conversion price of $0.25 per share based upon the conversion formulae in the respective notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $252,000 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. Additionally, on July 30, 2008, the holders of the Amended Series A Convertible Notes notified us that we were in default on the notes due to our failure to register the warrants by March 31, 2008 and for failing to make required interest payments. At June 30, 2010, we had accrued interest in the amount of $272,199 associated with these notes and accrued liabilities payable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc. (1)

10.1	Form of Amended and Restated 12% Convertible Note (2)

10.2	Form of Amended and Restated Warrant (3)

10.3	Form of Amended and Restated Warrant (QB) (4)

10.4	Form of Amended and Restated Registration Rights Agreement (5)

31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of James A. Joyce, Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1)	Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

(2)	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

(3)	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

(4)	Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

(5)	Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: AUGUST 16, 2010	By:	/s/ JAMES A. JOYCE
JAMES A. JOYCE
CHAIRMAN, PRESIDENT, CHIEF
ACCOUNTING OFFICER AND
CHIEF EXECUTIVE OFFICER