Form 10-Q
period 2010-09-30
AETHLON MEDICAL INC
filed 2010-11-15
CIK 882291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

As of November 15, 2010, the registrant had outstanding 70,476,081 shares of common stock, $.001 par value.

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2010 (UNAUDITED) AND MARCH 31, 2010	3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2010 (UNAUDITED)	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2010 (UNAUDITED)	5

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 4.	CONTROLS AND PROCEDURES	25

PART II.	OTHER INFORMATION	26

ITEM 1.	LEGAL PROCEEDINGS	26

ITEM 1A.	RISK FACTORS	26

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	27

ITEM 4.	(REMOVED AND RESERVED)	27

ITEM 5.	OTHER INFORMATION	27

ITEM 6.	EXHIBITS	27

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash	$486,553	$67,950
Deferred financing costs	292,050	99,672
Notes receivable, net	200,000	--
Prepaid expenses and other current assets	95,846	12,071
Total current assets	1,074,449	179,693

Note receivable	200,000	300,000
Property and equipment, net	11,256	15,182
Patents and patents pending, net	143,631	142,340
Deposits	9,208	8,786
Total assets	$1,438,544	$646,001

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$207,873	$232,313
Due to related parties	579,267	579,267
Notes payable	190,000	290,000
Convertible notes payable, net of discounts	1,903,760	1,631,999
Derivative liabilities	5,403,168	1,054,716
Accrued liquidated damages	680,000	493,000
Other current liabilities	717,423	766,940
Total current liabilities	9,681,491	5,048,235

Commitments and Contingencies (Note 12)

Stockholders' Deficit
Common stock, par value $0.001 per share; 250,000,000 shares authorized as of September 30, 2010 and March 31, 2010; 69,399,311 and 61,913,508 shares issued and outstanding as of September 30, 2010 and March 31, 2010, respectively	69,401	61,914
Additional paid-in capital	40,685,120	38,296,362
Deficit accumulated during development stage	(48,997,468)	(42,760,510)
Total stockholders’ deficit	(8,242,947)	(4,402,234)
Total liabilities and stockholders' deficit	$1,438,544	$646,001

See accompanying notes.

AETHLON MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Month Periods Ended September 30, 2010 and 2009 and
For the Period January 31, 1984 (Inception) Through September 30, 2010
(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009	January 31, 1984 (Inception) through September 30, 2010
REVENUES

Grant income	$--	$--	$--	$--	$1,424,012
Subcontract income	--	--	--	--	73,746
Sale of research and development	--	--	--	--	35,810
	--	--	--	--	1,533,568

OPERATING EXPENSES

Professional fees	323,417	327,172	502,333	563,025	9,382,499
Payroll and related	933,475	346,051	1,816,078	673,125	14,200,376
General and administrative	152,787	124,654	253,575	203,682	6,654,270
Impairment	--	--	--	--	1,313,253
Total operating expenses	1,409,679	797,877	2,571,986	1,439,832	31,550,398
OPERATING LOSS	(1,409,679)	(797,877)	(2,571,986)	(1,439,832)	(30,016,830)

OTHER EXPENSE (INCOME)
Loss on extinguishment of debt	--	--	2,226,924	--	5,595,506
Loss on settlement of accrued interest and damages	--	--	68,703	--	410,687
Gain on change in fair value of derivative liability	(1,125,755)	(282,096)	(1,668,877)	(244,762)	(225,982)
Interest and other debt expenses	2,165,952	176,055	2,752,119	492,712	12,671,190
Interest income	(8,183)	(504)	(13,897)	(711)	(37,222	) )
Other	300,000	34,368	300,000	34,368	566,459
Total other expenses (income)	1,332,014	(72,177)	3,664,972	281,607	18,980,638)
NET LOSS	$(2,741,693)	$(725,700)	$(6,236,958)	(1,721,439)	$(48,997,468))

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.01)		(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	68,659,443	55,150,050	66,527,900	53,939,331

See accompanying notes.

AETHLON MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2010
(Unaudited)

			January 31, 1984
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2010	2009	2010
Cash flows from operating activities:

Net loss	$(6,236,958)	$(1,721,439)	$(48,997,468)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	9,383	6,114	1,068,260
Amortization of deferred consulting fees	--	--	109,000
Non-cash loss on settlement of notes payable and accrued liabilities	68,703	--	1,180,196
Valuation allowance on note receivable	300,000	--	300,000
Non-cash gain on sale of property and equipment	--	--	(13,065)
Non-cash gain on settlement of debt	--	--	(131,175)
Stock based compensation	1,298,168	298,747	3,485,877
Fair value of warrants issued upon conversion	--	--	31,549
Fair market value of common shares donated to research institute	--	--	25,000
Loss on debt extinguishment	2,226,924	--	4,968,242
Non-cash expenses for services paid through the issuance of debt or equity instruments	382,237	303,584	7,885,688
Change in fair value of derivative liabilities	(1,668,877)	(244,762)	(255,982)
Non cash interest expense	1,675,693	--	1,675,693
Amortization of debt discount and deferred financing costs	848,199	328,905	5,474,041
Impairment of intangible assets	--	--	1,313,253
Deferred compensation forgiven	--	--	217,223
Changes in operating assets and liabilities:
Prepaid expenses	30,178	26,472	211,535
Deposits and other assets	(10,157)	6,032	(20,875)
Accounts payable and other current liabilities	113,258	80,277	3,134,050
Due to related parties	--	(15,565)	1,230,078
Net cash used in operating activities	(963,249)	(931,635)	(17,108,880)

Cash flows from investing activities:
Purchases of property and equipment	(875)	--	(290,793)
Additions to patents and patents pending	(5,873)	(9,713)	(406,303)
Proceeds from the sale of property and equipment	--	--	17,065
Cash of acquired company	--	--	10,728
Net cash used in investing activities	(6,748)	(9,713)	(669,303)

Cash flows from financing activities:
Proceeds from the issuance of notes payable	--	--	2,350,000
Principal repayments of notes payable	--	(16,000)	(376,500)
Net proceeds from the issuance of convertible notes payable	1,105,000	928,420	5,651,265
Proceeds from the issuance of common stock	283,600	115,200	10,716,702
Professional fees related to registration statement	--	--	(76,731)
Net cash provided by financing activities	1,388,600	1,027,620	18,264,736

Net increase in cash	418,603	86,272	486,553

Cash at beginning of period	67,950	6,157	--

Cash at end of period	$486,553	$92,429	$486,553

See accompanying notes.

AETHLON MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2010
(Unaudited)

	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009	January 31, 1984 (Inception) Through September 30, 2010
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$--	$--	$266,975

Income taxes	$--	$--	$13,346

Supplemental disclosures of non-cash investing and financing activities:

Derivative liabilities recorded in connection with embedded conversion feature of convertible notes and/or warrants	1,629,200	--	5,590,124

Debt and accrued interest converted to common stock	748,389	646,812	6,293,649

Debt discount recorded in connection with beneficial conversion feature of convertible notes and related warrants	1,704,200	988,698	4,952,129

Issuance of convertible notes in settlement of accrued legal fees	35,469	--	35,469

Deferred financing costs recorded in connection with debt restructuring	--	--	80,054

Reclassification of accounts payable to notes payable	$--	$24,001	$24,001

Reclassification of warrant derivative liability into equity	--	--	419,192

Additional convertible debt issued in debt restructuring	--	--	573,211

Stock option exercise by director for accrued expenses	--	--	95,000

Issuance of common stock, warrants and options in settlement of accrued expenses and due to related parties	--	--	1,003,273

Issuance of common stock in connection with acquisition of patent pending and with license agreements	--	--	118,000

Net assets of entities acquired in exchange for equity securities	--	--	1,597,867

Debt placement fees paid by issuance of warrants	--	--	856,845

Common stock issued for prepaid expenses	--	--	161,537

See accompanying notes.

AETHLON MEDICAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2010 was derived from our audited financial statements. Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2010, which includes audited financial statements and footnotes as of March 31, 2010 and for the years ended March 31, 2010 and 2009 and the period January 31, 1984 (Inception) through March 31, 2010.

NOTE 2. LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately $8,607,000, recurring losses from operations and a deficit accumulated during the development stage of approximately $48,997,000 at September 30, 2010, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. Our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2011 ("fiscal 2011").  In addition, it is doubtful that we will, in the foreseeable future, receive the $300,000 plus interest due to us under a certain secured promissory note in the amount of $300,000 that we hold. (See Notes 4, 6, 12 and ___).  Therefore, for all of the foregoing reasons, we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of our significant accounting policies presented below is designed to assist the reader in understanding our condensed consolidated financial statements. Such financial statements and related notes are the representations of our management, who are responsible for their integrity and objectivity. In the opinion of management, these accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

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

The potentially dilutive common shares outstanding at September 30, 2010 and 2009, which include common shares underlying outstanding stock options, warrants and convertible debentures were 78,287,876 and 50,868,288, respectively.

PATENTS

We capitalize the cost of patents, some of which were acquired, and amortize such costs over the estimated useful life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred research and development expenses during the three and six month periods ended September 30, 2010 and 2009, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	September 30,	September 30,
	2010	2009
Three months ended	$100,044	$168,648
Six months ended	$189,843	$245,937

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's cash, accounts payable and accrued liabilities approximates their estimated fair values due to the short-term maturities of these financial instruments. Warrants and embedded conversion features classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations (see Note 9).

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We believe that no impairment occurred at or during the three or six months ended September 30, 2010.

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

 On April 1, 2009 we adopted new guidance, as codified in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (previously EITF 07-5), that requires us to apply a two-step model in determining whether a financial instrument or an embedded feature is indexed to our own stock and thus enables it to qualify for equity classification. We have identified several convertible debt or warrant agreements in which the embedded conversion feature or exercise price contains certain provisions that may result in an adjustment of the conversion or exercise price, which results in the failure of the these instruments to be considered to be indexed to our stock. Accordingly, under this guidance, we are required to classify these instruments as derivative liabilities (see Note 9).

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

RECLASSIFICATIONS

Certain prior year and inception to date amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued by the FASB or the Securities and Exchange Commission during the three months ended September 30, 2010 or that were issued in prior periods but do not become effective until future periods that in the opinion of  management had, or are expected  to have a material impact on our present or future consolidated financial statements.

NOTE 4. NOTES PAYABLE

Principal amounts of notes payable consist of the following at September 30, 2010 and March 31, 2010:

	September 30, 2010	March 31, 2010
12% Notes payable, past due	$185,000	$285,000
10% Note payable, past due	5,000	5,000
Total Notes Payable	$190,000	$290,000

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On April 21, 2010, a holder of $100,000 of the 12% Notes converted his principal balance and $71,758 of accrued interest into 687,033 shares of common stock at an agreed conversion price of $0.25 per share.  We incurred a loss upon this conversion of $68,703 since the closing price of our common stock was $0.35 at the date of conversion.  At September 30, 2010, 12% Notes with a principal balance of $185,000 are outstanding, all of which are past due, in default, and bearing interest at the default rate of 15%. At September 30, 2010, interest payable on the 12% Notes totaled $256,687.

10% NOTES

At September 30, 2010, one 10% Note in the amount of $5,000, which is past due and in default, remained outstanding.  At September 30, 2010, interest payable on this note totaled $4,625.

Management's plans to satisfy the remaining outstanding balance on these 12% and 10% Notes include converting the notes to common stock at market value or repayment with available funds.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following at September 30, 2010:

		Unamortized	Net
	Principal	Discount	Amount

Amended and Restated Series A 12% Convertible Notes	$900,000	$--	$900,000
2008 10% Convertible Notes	45,000	--	45,000
December 2006 10% Convertible Notes, past due	17,000	--	17,000
May & June 2009 10% Convertible Notes	300,000	(37,518)	262,482
July & August 2009 10% Convertible Notes	252,500	(27,668)	224,832
October & November 2009 10% Convertible Notes	205,250	(201,617)	3,633
February 2010 10% Convertible Note	660,000	(230,645)	429,355
April 2010 10% Convertible Note	75,000	(74,763)	237
June 2010 12% Convertible Notes	21,189	--	21,189
July 2010 6% Convertible Notes	890,000	(889,970)	30
September 2010 10% Convertible Notes	743,600	(743,598)	2
Total - Convertible Notes	$4,109,539	$(2,205,779)	$1,903,760

Convertible Notes Payable consisted of the following at March 31, 2010:

		Unamortized
	Principal	Discount	Amount

Amended Series A 10% Convertible Notes, past due	$900,000	$--	$900,000
2008 10% Convertible Notes	45,000	--	45,000
December 2006 10% Convertible Notes, past due	17,000	--	17,000
May & June 2009 10% Convertible Notes	300,000	(120,649)	179,351
July & August 2009 10% Convertible Notes	338,250	(98,458)	239,792
October & November 2009 10% Convertible Notes	380,250	(380,203)	47
January 2010 10% Convertible Notes	250,000	(249,993)	7
February 2010 10% Convertible Note	660,000	(409,198)	250,802
Total - Convertible Notes	$2,890,500	$(1,258,501)	$1,631,999

AMENDED AND RESTATED SERIES A 12% CONVERTIBLE NOTES

In June 2010, we entered into Amended and Restated 12% Series A Convertible Promissory Notes (the "Amended and Restated Notes") with the holders of certain promissory notes previously issued by the Company (“Amended Series A 10% Convertible Notes” or  the "Prior Notes"), and all amendments to the Prior Notes.

The Amended and Restated Notes, in the principal amount of $900,000, are convertible into an aggregate of 4,500,000 shares of our Common Stock and mature on December 31, 2010.  In connection with the restructuring we paid $54,001 of accrued and default interest through the date of the restructuring, liquidated damages of $205,000 and $54,003 of prepaid interest through the expiration date in the aggregate amount of $313,004 through the issuance of units ("Units") at a fixed rate of $0.20 per Unit, each Unit consisting of one share of the Company's Common Stock and one Common Stock Purchase Warrant to purchase one share of our Common Stock at a fixed exercise price of $0.20 per share as prescribed in the Amended and Restated Note Agreement.   As a result of this Unit issuance, we did not have any accrued interest owing to the holders of the Amended and Restated Notes at September 30, 2010.

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

2008 10% CONVERTIBLE NOTES

2008 10% Convertible Notes in the aggregate amount of $45,000 remain outstanding and in default at September 30, 2010. These notes are convertible into our common stock at $0.50 per share. At September 30, 2010, interest payable on those notes totaled $10,853. The 2008 10% Convertible Notes notes matured in January and February 2010.

DECEMBER 2006 10% CONVERTIBLE NOTES

At September 30, 2010, $17,000 of the December 2006 10% Notes remained outstanding and in default. These notes are convertible into our common stock at $0.17 per share. At September 30, 2010, interest payable on those notes totaled $9,421.

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

At September 30, 2010, interest payable on those notes totaled $39,544.

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

During the fiscal year ended March 2010, one of the investors converted $330,000 of principal and $22,559 of accrued interest into common stock. We accelerated and recorded as interest expense the remaining discount associated with that portion of the principal balance of the July & August 2009 10% Convertible Notes.

During the six months ended September 30, 2010, the holders of the two remaining July and August 2009 10% Convertible Notes elected to convert $85,750 of principal and $1,667 of accrued interest into 414,957 shares of common stock based upon the conversion formula of the notes.

At September 30, 2010, interest payable on those notes totaled $34,993.

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

During the six months ended September 30, 2010, one of the holders of the October & November 2009 10% Convertible Notes  elected to convert $175,000 of principal and $8,750 of accrued interest into 735,000 shares of common stock based upon the conversion formula of the notes.

Deferred financing costs of $20,250 incurred in connection with this financing were issued in the form of a convertible note with warrants on the same terms as those received by the investors.  We capitalized the $20,250 of deferred financing costs and are amortizing them over the term of the notes using the effective interest method.

At September 30, 2010, interest payable on these notes totaled $20,525.

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

In July 2010, the holder of the January 2010 10% Convertible Notes elected to convert the entire principal balance of $250,000 and $12,500 of accrued interest into 1,050,000 shares of common stock based upon the conversion formula of the notes.

FEBRUARY 2010 10% CONVERTIBLE NOTE

On February 12, 2010, we raised $280,015 in cash and received a secured promissory note in the amount of $300,000 (see Note 13) in exchange for the issuance by the Company of a $660,000 principal amount 10% convertible promissory note (the "Note")  to an accredited investor (the "Investor"). The Note included an original issue discount of ten percent, or $60,000, and an origination fee of three percent, or $9,000. We also paid legal fees of $10,985. The Note issued by the Company matures in February 2011. The Investor Note matures on April 1, 2011, with prepayments of principal and interest by the Investor to the Company due and payable scheduled to begin on September 1, 2010.

The conversion price per share is equal to eighty percent (80%) of the average of the three lowest closing bid prices of our common stock as reported by Bloomberg L.P. on the Principal Market for the ten (10) trading days preceding the conversion date, subject to a maximum price per share of $0.30 and a minimum price per share of $0.20 (the "Floor Price"). The Note is convertible into a maximum of 3,300,000 shares of our common stock at the minimum price per share of $0.20. The Investor also received 660,000 three-year warrants to purchase shares of our common stock at $0.50 per share, although that exercise price is subject to change based on certain conditions. The conversion feature, including the Floor Price, may additionally be adjusted in the event of future financing by the Company. Because the conversion feature and warrant exercise price each can be reset based on future events, they have been classified as derivative liabilities.

Based on an independent valuation relating to this transaction, we recorded a discount associated with the derivative liability of $478,476 associated with the conversion feature. We are amortizing this discount using the effective interest method.

At September 30, 2010, interest payable on this note totaled $41,643.

In addition, beginning in September 2010, the Company and the Investor have been in disagreement regarding (i) the continuation of the Floor Price at $0.20 and (ii) the Investor's obligation to pay the principal and interest due to the Company under the secured promissory note issued by the Investor in the amount of $300,000. (See Note 12 and Note 13).

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

At September 30, 2010, interest payable on this note totaled $3,313.

JUNE 2010 12% CONVERTIBLE NOTES

In June 2010, in connection with the present and past negotiations with the law firm representing the holders of the  "Amended and Restated Notes," we issued two convertible notes to that law firm (“June 2010 12% Convertible Notes”) totaling $64,153 on the same terms as the Amended and Restated Notes.  That amount represented the amount of their legal fees plus accrued interest.  As we also paid the law firm accrued and prepaid interest up to December 31, 2010 in the aggregate amount of approximately $6,000 through the Unit Issuance, there was no accrued interest balance at September 30, 2010.

JULY 2010 6% CONVERTIBLE NOTES

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

The Warrant entitles the Investor to purchase such number of shares of Common Stock as shall equal $800,000.00 divided by $0.231 per share.  The Warrant contains "anti-dilution" protection, such that if we issue and sell Common Stock, or securities convertible into or exercisable for Common Stock of the Company, at a price per share that is less than the price, then the price is adjusted downward to match such lower issuance price. The Warrant also contains other standard adjustment features for stock splits, recapitalizations and similar occurrences.

At September 30, 2010, interest payable on this note totaled $11,125.

SEPTEMBER 2010 10% CONVERTIBLE NOTES

On September 3, 2010, we entered into a Subscription Agreement with three accredited investors (the “Purchasers”) providing for the issuance and sale of convertible promissory notes and corresponding warrants in the aggregate principal amount of $1,430,000.  The initial closing under the Subscription Agreement resulted in the issuance and sale of (i) convertible promissory notes in the aggregate principal amount of $743,600, (ii) five-year warrants to purchase an aggregate of 3,718,000 shares of our common stock at an exercise price of $0.31125 per share, and (iii) five-year warrants to purchase an aggregate of 3,718,000 shares of our common stock at an exercise price of $0.43575 per share.  The convertible promissory notes bear interest compounded monthly at the annual rate of ten percent (10%) and mature on September 3, 2011.  The aggregate gross cash proceeds were $650,000, the balance of the principal amount representing a due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of our common stock at a price per share equal to eighty percent (80%) of the average of the three lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market on which the common stock trades or is quoted for the ten (10) trading days preceding the proposed conversion date.  Subject to adjustment as described in the notes, the conversion price may not be more than $0.30 nor less than $0.20.  There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

On or before March 3, 2011, the Purchasers shall, subject to certain conditions in the Subscription Agreement, including our common stock shall not have a closing price of $0.20 per share or less for five consecutive trading days, purchase an additional $743,600 of convertible notes and corresponding warrants all on the same terms and conditions as the notes and warrants, including the due diligence fee and the original issuance discount, issued and sold at the initial closing on September 3, 2010. Should the second closing be consummated as set forth in the Subscription Agreement, we will receive additional gross cash proceeds of $650,000 at the second closing.

At September 30, 2010, interest payable on these notes totaled $5,749.

NOTE 6. EQUITY TRANSACTIONS

During the six months ended September 30, 2010, we issued 698,823 shares of common stock to consultants pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan for services valued at $202,613 based upon the fair value of the shares issued.  The services were for regulatory affairs, corporate communications, business development and financial consulting.  The average issuance price was approximately $0.29 per share.

During the six months ended September 30, 2010, we issued 41,907 shares of restricted common stock to a consultant for investor relations services valued at $12,500 based on the value of the services provided.  The average issuance price was approximately $0.30 per share.

During the six months ended September 30, 2010, we issued 3,101,812 shares of restricted common stock in exchange for the conversion of principal and interest of several notes payable and convertible notes payable in an aggregate amount of $748,389 at an average conversion price of $0.24 per share based upon the conversion formulae in the respective notes.

In April 2010, we issued 8,333 shares of restricted common stock to a broker-dealer as partial payment of the registration fee of an investor conference. The shares were valued at $3,000 based on the closing stock price of $0.36 per share.

In April 2010, we entered into a one year consulting agreement with an individual for media relations services. We agreed to pay the consultant 22,727 warrants to purchase our common stock at a fixed exercise price of $0.33 per share on a monthly basis. The agreement values these warrant issuances at $5,000 per month. Through September 30, 2010, we have recorded warrants to purchase 113,635 shares of our stock per this agreement.

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

In August 2010, we issued 12,204 shares of restricted common stock to a broker-dealer as partial payment of the registration fee of an investor conference. The shares were valued at $3,295 based on the closing stock price of $0.27 per share.

In August 2010, we issued 250,000 shares of restricted common stock valued at the closing price of $0.27 in payment for investor relations services.

In August 2010, we issued 29,630 shares of restricted common stock valued at the closing price of $0.27 in payment for financial consulting services.

NOTE 7. ACCRUED LIQUIDATED DAMAGES

We follow the guidance of ASC 825-20, Financial Instruments, Registration Payment Arrangements, regarding our registration payment arrangements. We have registration payment arrangements associated with convertible notes (see Note 5) related to the registration of warrants and the common stock underlying the convertible notes. These warrants have lives extending through 2016. The terms of certain of these arrangements do not provide for a maximum potential amount of damages.

On October 7, 2008, the SEC declared effective a registration statement that covered all of the shares and warrants that at that time were subject to registration rights agreements.

However, the above referenced registration statement ceased being effective in July 2009.  As a result, as of September 30, 2010, we have accrued potential liquidated damages in the aggregate amount of $680,000, which represents amounts owed through September 30, 2010, plus the additional amounts, estimated at $36,000 per month, that will be owed through July 2011, at which time we currently expect to have an effective registration statement back on file with the SEC. The actual amount of liquidated damages owed for the period subsequent to September 30, 2010 through the date that the registration statement is declared effective may be more or less than the amount estimated as of September 30, 2010 in the event that the actual length of time required for us to achieve an effective registration statement differs from our current estimate. We also intend to negotiate the amount of liquidated damages due and, as such, the ultimate amounts we may actually pay may be less than the amount currently accrued.

NOTE 8. OTHER CURRENT LIABILITIES

At September 30, 2010 and March 31, 2010, our other current liabilities were comprised of the following items:

	September 30,	March 31,
	2010	2010
Accrued interest	$438,420	$452,339
Accrued legal fees	201,902	236,902
Deferred rent	5,737	2,336
Other	71,364	75,363
Total other current liabilities	$717,423	$766,940

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $252,000 (as identified in Notes 4 and 5 above) have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At September 30, 2010, we had accrued interest in the amount of $281,590 associated with these defaulted notes in accrued liabilities payable (see Notes 4 and 5).

NOTE 9. FAIR VALUE MEASUREMENTS

On April 1, 2008, we adopted guidance issued by the FASB that defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  Financial instruments measured at fair value on a recurring basis as of September 30, 2010 are classified based on the valuation technique level noted in the table below:

		Active Markets for	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets:

None	$--	$--	$--	$--

Liabilities:

Derivative liabilities	$5,403,168	$--	$--	$5,403,168

Based on the changes in the estimated fair value of our derivative liabilities in the respective periods, we have recorded a gain of $1,668,877 for the six months ended September 30, 2010 and a loss of $37,434 for the six months ended September 30, 2009 in other expense (income) in the accompanying condensed consolidated statements of operations.

The table below sets forth a summary of changes in the fair value of our Level 3 derivative liabilities for the six months ended September 30, 2010:

	Fair Value at March 31, 2010	Recorded Fair Value of Derivative Liabilities in the six month period ended September 2010	Change in Estimated Fair Value Recognized in Results of Operations	Fair Value at September 30, 2010
Derivative liabilities	$1,054,716	$6,017,329	$(1,668,877)	$5,403,168

The fair value of derivative liabilities that we recorded in the six months ended September 2010 was related to the restructuring of the Amended and Restated Convertible Notes and to the embedded derivatives and associated warrants related to a number of our convertible note offerings (see Note 5) and was based upon an independent valuation report.

NOTE 10. STOCK COMPENSATION

On September 27, 2010, our Board of Directors granted the following stock options, all with an exercise price of $0.25 per share, the closing price of our common stock on that date:

To our CEO, an option to acquire an aggregate of 2,500,000 shares of our common stock. The option vested as to 1,000,000 shares on the grant date and will vest as to the remaining 1,500,000 shares one-third each year over three years on each anniversary of the grant date.  Unless earlier exercised or terminated, the option will expire September 27, 2020.

To our CSO, an option to acquire an aggregate of 1,000,000 shares of our common stock. The option vested as to 500,000 shares on the grant date and will vest as to the remaining 500,000 shares one year from the grant date.  Unless earlier exercised or terminated, the option will expire September 27, 2020.

To Mr. Franklyn S. Barry, Jr., one of the Company’s non-employee directors, an option to acquire an aggregate of 500,000 shares of our common. The option vested as to 250,000 shares on the grant date and will vest as to the remaining 250,000 shares one-third each year over three years on each anniversary of the grant date. Unless earlier exercised or terminated, the option will expire September 27, 2020.

To Mr. Edward G. Broenniman, another of our non-employee directors, an option to acquire an aggregate of 600,000 shares of our common stock.  The option vested as to 300,000 shares on the grant date and will vest as to the remaining 300,000 shares one-third each year over three years on each anniversary of the grant date.  Unless earlier exercised or terminated, the option will expire September 27, 2020.

To James Frakes, appointed as CFO on September 27, 2010, an option to acquire an aggregate of 500,000 shares of our common stock. The option vested as to 250,000 shares on the grant date and will vest as to the remaining 250,000 shares one year from the grant date.

To three employees, options to acquire an aggregate of 450,000 shares of our common stock. The options vested as to 225,000 shares on the grant date and will vest as to the remaining 225,000 shares one year from the grant date.

On May 21, 2010, the Board of Directors of the Company amended the expiration terms of certain outstanding stock options such that all outstanding stock options of the Company shall have a term that is for not less than ten (10) years following the original date of grant. No other terms or features of the stock options were modified or amended. Stock options held by Mr. James Joyce, our Chief Executive Officer and Chairman of the Board of Directors, Dr. Richard Tullis, our Chief Science Officer and member of the Board of Directors, Mr. Franklyn Barry, a member of the Board of Directors, and Mr. Edward Broenniman, a member of the Board of Directors, were modified accordingly. Of the foregoing (i) options to purchase 2,231,100 shares held by Mr. Joyce were extended to February 23, 2015; (ii) options to purchase 867,175 shares held by Dr. Tullis were extended to February 23, 2015; (iii) options to purchase 308,725 shares held by Mr. Broenniman were extended to February 23, 2015; and (iv) options to purchase 264,550 shares held by Mr. Barry were extended to February 23, 2015.  All of the foregoing options are at an exercise price of $0.38 per share. The foregoing represents only a portion of the total options and shares owned by our directors and officers.

This option extension resulted in an additional charge of $491,377 in the six months ended September 30, 2010 based upon the change in the fair value resulting from the extension to the term of the options based upon the binomial lattice option valuation model.

In addition, in September 2009, we committed to issue 4,000,000 shares of restricted common stock to our Chief Executive Officer at a price per share of $0.29, which vests in equal installments over a thirty six month period commencing June 30, 2010.  As a result, we have recorded stock-based compensation charges of $128,889 during the six months ended September 30, 2010 based on the shares restricted share grant that vested during the period.

Our total stock-based compensation for the six months ended September 30, 2010 includes the following:

Incremental fair value of option modifications	$491,377
Vesting of restricted stock grant	128,889
Vesting of stock options	677,902
Total Stock-Based Compensation	$1,298,168

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and six months ended September 30, 2010 and 2009:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Payroll and related	$680,665	$164,888	$1,298,168	$298,747

Total share-based compensation expense included in net loss	$680,665	$164,888	$1,298,168	$298,747

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

All of the stock-based compensation expense recorded during the three months ended September 30, 2010 and 2009 and the six months ended September 30, 2010 and 2009, which totaled $680,665, $164,888, $1,298,168 and $298,747, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the three and six months ended September 30, 2010 increased basic and diluted loss per common share by $0.01 and $0.02.  Stock-based compensation expense recorded during the six months ended September 30, 2010 increased basic and diluted loss per common share by $0.01 and the stock-based compensation expense recorded during the three months ended September 30, 2009 had no effect on basic and diluted loss per share.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended September 30, 2010 was insignificant.

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

Options outstanding that have vested and are expected to vest as of September 30, 2010 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term in Years

Vested	15,088,560	$0.35	6.19
Expected to vest	3,875,000	0.26	9.71
Total	18,963,560

At September 30, 2010, there was approximately $1,846,110 of unrecognized compensation cost related to share-based payments, including the restricted stock grant, which is expected to be recognized over a weighted average period of 3.22 years.

On September 30, 2010, our stock options had a negative intrinsic value since the closing price on that date of $0.26 per share was below the weighted average exercise price of our stock options

NOTE 11.  WARRANTS

A summary of warrant activity during the six months ended September 30, 2010 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2010	25,987,465	$0.15 - $0.76	$0.31
Exercised	(1,599,348)	$0.17 - $0.18
Issued	16,066,945	$0.17 - $0.44
Cancelled/Expired	(1,864,791)	$0.25 - $0.60
Warrants outstanding at September 30, 2010	38,590,271	$0.15 - $0.76	$0.29
Warrants exercisable at September 30, 2010	38,590,271	$0.15 - $0.76	$0.29

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models during the six months ended September 30, 2010:

Risk free interest rate	0.16%-2.29%
Average expected life	0.25 to 10 years
Expected volatility	42.0% - 115.1%
Expected dividends	None

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

On February 12, 2010, we entered into a convertible note and warrant financing transaction with an accredited investor (the "Investor") whereby we raised $280,015 in cash and received a secured promissory note in the amount of $300,000 from the Investor (the "Investor Note") in exchange for the issuance by the Company of a $660,000 principal amount 10% convertible promissory note (the "Company Note") to the Investor. The Company Note included an original issue discount of ten percent, or $60,000, and an origination fee of three percent, or $9,000. We also paid legal fees of $10,985. The Company Note matures in February 2011. The Investor Note matures on April 1, 2011, with prepayments of principal and interest by the Investor to the Company due and payable scheduled to begin on September 1, 2010.

The conversion price per share under the Company Note is equal to eighty percent (80%) of the average of the three lowest closing bid prices of our common stock as reported by Bloomberg L.P. on the Principal Market for the ten (10) trading days preceding the conversion date, subject to a maximum price per share of $0.30 and a minimum price per share of $0.20 (the "Floor Price"). The Company Note is convertible into a maximum of 3,300,000 shares of our common stock at the minimum price per share of $0.20. The Investor also received 660,000 three-year warrants to purchase shares of our common stock at $0.50 per share, although that exercise price is subject to change based on certain conditions. The conversion feature, including the Floor Price, may additionally be adjusted in the event of future financings by the Company.

On September 1, 2010, the Investor failed to make to the $100,000 principal and interest payment due to the Company under the Investor Note. Subsequently, the Investor submitted to the Company a request for partial conversion of the Company Note at a price per share below the Floor Price asserting that the Floor Price had been eliminated by virtue of the Company's July 2010 convertible note and warrant financing transaction with Tonaquint, Inc. (See Notes 4, 6, 13 and 14) The Company and the Investor are in disagreement regarding (i) the continuation of the Floor Price at $0.20 and whether the Investor presently has the right to require conversions of principal and interest under the Company Note at prices below $0.20, and (ii) the Investor's obligation to pay the principal and interest installments due to the Company under the Investor Note which were due and payable on each of September 1, 2010, October 1, 2010 and November 1, 2010. In numerous items of correspondence between and among the Company, the Investor and their respective counsel and representatives during the period September through the date hereof, each of the Company and the Investor has sent notices of default and demands for payment against the other, and each has threatened to commence litigation proceedings against the other. The dispute between the Investor and the Company remains unresolved despite ongoing negotiations and attempts for settlement.  The Company continues to assert that it is not in default under the terms of the Company Note and related transaction documents and the Investor continues to assert that it is not in default under the terms of the Investor Note and related transaction documents.  In light of the dispute, it is uncertain whether or not the Company will, in the foreseeable future, obtain the $300,000 plus interest due to the Company by the Investor under the Investor Note.  To date, no litigation proceedings have been commenced. Should litigation be commenced by the Investor, the Company will vigorously defend its position.

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

NOTE 13. NOTE RECEIVABLE

On February 12, 2010, we received a full recourse secured promissory note ("Investor Note") in the amount of $300,000 in connection with our issuance of a $660,000 principal amount 10% convertible promissory note to one accredited investor (See Note 5). The Investor Note bears interest payable to us at five percent per annum and has a maturity date of April 1, 2011. Accordingly, the Investor Note is classified as a current asset as of September 30, 2010 in the accompanying condensed consolidated balance sheets. We recognize interest income on the Investor Note as it is earned under the terms of the note. The Investor Note has a prepayment option.  However, the Company and the Investor are in a dispute concerning payment of the Investor Note and certain of the Company's obligations under the $660,000 note issued by the Company. (See Note 12). Accordingly, due to uncertainty relating to the collectibility of the Investor Note, we have fully reserved the $300,000 secured note receivable and have recorded a $300,000 charge to other expense in the six month period ended September 30, 2010.

On July 15, 2010, we received two Secured Trust Deed Notes to us (the "Trust Notes") each in the principal amount of $200,000 in connection with our issuance of a $890,000 principal amount 6% convertible promissory note to one accredited investor (See Note 5).  The Trust Notes bear interest payable to us at five percent per annum and have maturity dates of September 15, 2011 and November 15, 2011. Accordingly, one Trust Note is classified as a current asset as of September 30, 2010 in the accompanying condensed consolidated balance sheets and the other Trust Note is classified as a non-current asset as of September 30, 2010. We recognize interest income on the Investor Note and Trust Notes as it is earned under the terms of the notes. The Investor Note and Trust Notes have prepayment options.

At September 30, 2010, we had accrued interest income relating to the Investor Note of $11,667.

NOTE 14. SUBSEQUENT EVENTS

In October 2010 and through November 8, 2010, we issued 426,574 shares of restricted common stock in exchange for the conversion of principal and interest related to our July and August 2009 Convertible Notes and our February 2010 Notes (see Note 5) in an aggregate amount of $116,711 at an average conversion price of $0.18 per share based upon the conversion formulae in the respective notes.

In October 2010 and through November 8, 2010, we issued 439,174 shares of common stock to consultants pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan for services valued at $232,290 based upon the fair value of the shares issued.  The services were for regulatory affairs, corporate communications, business development and financial consulting.  The average issuance price was approximately $0.27 per share.

In October 2010, our Board of Directors named Rodney Kenley as our president.

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

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Aethlon Medical, Inc. ("we", "us" or "the Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, completion of our capital-raising activities, FDA approval of our products, other regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed in other of our filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

THE COMPANY

We are a developmental stage medical device company focused on expanding the applications of our Hemopurifier(R) platform technology which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. We focus on developing therapeutic devices to treat acute viral conditions brought on by pathogens targeted as potential biological warfare agents and chronic viral conditions including HIV/AIDS and Hepatitis-C. The Hemopurifier(R) combines the established scientific technologies of hemodialysis and affinity chromatography as a means to mimic the immune system's response of clearing viruses and toxins from the blood before cell and organ infection can occur. The Hemopurifier(R) cannot cure these afflictions but can lower viral loads and may allow compromised immune systems to overcome otherwise serious or fatal medical conditions.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act and must file reports, proxy statements and other information with the SEC. The reports, information statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 450 Fifth Street, N.W. Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Commission also maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our headquarters are located at 8910 University Center Lane, Suite 660, San Diego, CA 92122. Our phone number at that address is (858) 459-7800. Our Web site is www.aethlonmedical.com..

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2010 were $1,409,679 in comparison with $797,877 for the comparable quarter a year ago. This increase of $611,802, or 77%, was due to increases in payroll and related expenses of $587,424 and general and administrative expenses of $28,133, which was partially offset by a decrease in professional fees of $3,755.

The $587,424 increase in payroll and related expenses was primarily due to a $543,697 increase in non-cash charges largely related to stock option grants made to our officers and directors during the 2010 period.

The $28,133 increase in general and administrative expenses was primarily due to a $40,284 increase in our trade show and investor relations costs and a $15,475 increase in medical insurance, which were partially offset by expense reductions in a number of our other general and administrative expenses.

The $3,755 decrease in our professional fees was primarily due to reductions in our legal and investor relations fees.

Other Expenses (Income)

Other expenses (income) consist primarily of the change in the fair value of our derivative liability and interest expense. Other expenses for the three months ended September 30, 2010 were $1,032,014 in comparison with a gain of $72,177 for the comparable quarter a year ago.

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the three months ended September 30, 2010, the change in the estimated fair value of derivative liability was a gain of $1,125,755 and for the three months ended September 30, 2009, the change in estimated fair value was a gain of $282,096.

Interest Expense

Interest expense was $2,165,952 for the three months ended September 30, 2010 compared to $ 176,055 in the corresponding prior period, an increase of $1,740,697. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	9/30/10	9/30/09	Change
Interest expense	$95,749	$80,150	$15,599
Amortization of deferred financing costs	54,962	13,219	41,743
Liquidated damages	356,000	--	356,000
Interest recorded in connection with warrant extension	138,468	--	138,468
Interest recorded in connection with additional derivative liabilities	1,145,225	--	1,145,225
Amortization of debt discounts	375,548	82,686	292,862
Total Interest Expense	$2,165,952	$176,055	$1,989,897

As noted in the above table, the most significant factor in the $1,989,897 increase in interest expense was the $1,145,225 non-cash interest charge related to recording the fair value of derivative liabilities in excess of the principal amount of the related notes.  We also recorded non-cash interest of $138,468 as a result of extending the expiration date of certain warrants and a $356,000 charge for accruing additional liquidated damages.  There were no corresponding expenses in those areas in the prior period.

Our amortization of note discounts and deferred financing costs increased by $292,862 and $41,743, respectively, as we began to amortize the discounts and deferred financing costs associated with new convertible notes that we had entered into over the prior twelve months.  The amortization of note discounts also included accelerated amounts due to the conversion of $250,000 of notes during the September 2010 period.

Other Expense

In the three months ended September 30, 2010, we fully reserved for a $300,000 secured note receivable due to unlikely collectibility (see Notes 5, 12 and 13).  As a result of establishing this reserve, we recorded a non-cash charge of $300,000 to other expenses.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $2,742,000 and $726,000 for the quarters ended September 30, 2010 and 2009, respectively.

Basic and diluted loss per common share were ($0.04) for the three month period ended September 30, 2010 compared to ($0.01) for the period ended September 30, 2009.

SIX MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2009

Operating Expenses

Consolidated operating expenses for the six months ended September 30, 2010 were $2,571,986 in comparison with $1,439,832 for the comparable period a year ago. This increase of $1,132,154, or 79%, was due to increases in payroll and related expenses of $1,142,953 and general and administrative expenses of $49,893, which was partially offset by a decrease in professional fees of $60,692.

The $1,142,953 increase in payroll and related expenses was primarily due to a $999,421 increase in non-cash charges related the extension of certain stock option grants and to new stock option grants made to our officers and directors during the 2010 period.

The $49,893 increase in general and administrative expenses was primarily due to a $47,580 increase in our trade show and investor relations costs and a $28,187 increase in medical insurance, which were partially offset by expense reductions in a number of our other general and administrative expenses.

The $60,692 decrease in our professional fees was primarily due to a $87,754 decrease in our investor relations service fees, which was partially offset by increases in our legal and accounting professional fees.

Other Expenses (Income)

Other expenses (income) consist primarily of the change in the fair value of our derivative liability, a debt extinguishment charge and interest expense. Other expenses for the six months ended September 30, 2010 were $3,664,972 in comparison with $281,607 for the comparable period a year ago.

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the six months ended September 30, 2010, the change in the estimated fair value of derivative liability was a gain of $1,668,877 and for the six months ended September 30, 2009, the change in estimated fair value was a gain of $244,762.

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

Interest Expense

Interest expense was $2,752,119 for the six months ended September 30, 2010 compared to $492,712 in the corresponding prior period, an increase of $2,259,407. The various components of our interest expense are shown in the following table:

	Six Months Ended	Six Months Ended
	9/30/10	9/30/09	Change
Interest expense	$228,227	$163,808	$64,419
Amortization of deferred financing costs	91,276	13,219	78,057
Liquidated damages	392,000	--	392,000
Interest recorded in connection with warrant extension	138,468	--	138,468
Interest recorded in connection with additional derivative liabilities	1,145,225	--	1,145,225
Amortization of debt discounts	756,923	315,685	441,238
Total Interest Expense	$2,752,119	$492,712	$2,259,407

As noted in the above table, the most significant factor in the $2,259,407 increase in interest expense was the $1,145,225 non-cash interest charge related to recording the fair value of derivative liabilities in excess of the principal amount of the related notes.  We also recorded non-cash interest of $138,468 as a result of extending the expiration date of certain warrants and a $392,000 charge for accruing additional liquidated damages.  There were no corresponding expenses in those areas in the prior period.

Our amortization of note discounts and deferred financing costs increased by $441,238 and $78,057, respectively, as we began to amortize the discounts and deferred financing costs associated with new convertible notes that we had entered into over the prior twelve months.  The amortization of note discounts also included accelerated amounts due to the conversion of $250,000 of notes during the September 2010 period.

Other Expense

In the six months ended September 30, 2010, we fully reserved for a $300,000 secured note receivable due to unlikely collectibility (see Notes 5, 12 and 13).  As a result of establishing this reserve, we recorded a non-cash charge of $300,000 to other expenses.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $6,237,000 and $1,721,000 for the six months ended September 30, 2010 and 2009, respectively.

Basic and diluted loss per common share were ($0.09) for the six month period ended September 30, 2010 compared to ($0.03) for the period ended September 30, 2009.

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

To date, we have funded our capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. Our cash position at September 30, 2010 was approximately $487,000 compared to approximately $68,000, at March 31, 2010, representing an increase of approximately $419,000. During the six months ended September 30, 2010, operating activities used net cash of approximately $963,000, while we received approximately $1,389,000 from financing activities from the issuance of common stock and convertible notes. In addition, during this period we used approximately $7,000 in investing activities related to expenditures related to patent applications and fixed asset acquisitions.

During the six month period ended September 30, 2010, net cash used in operating activities resulted primarily from our  net loss of approximately $6,237,000 offset by the non-cash debt extinguishment charge of approximately $2,227,000, recording the fair value of derivatives in excess of note principal amounts of $1,145,000, by the amortization of note discounts of approximately $848,000, fair market value of common stock of approximately $319,000 issued in payment for services, and approximately $1,298,000 in stock-based compensation.  Those factors were partially offset by the non-cash gain of approximately $1,669,000 relating to the change in the estimated fair value of derivative liability.

A decrease in working capital during the six months ended September 30, 2010 in the amount of approximately $3,738,000 changed our negative working capital position to approximately ($8,607,000) at September 30, 2010 from a negative working capital of approximately ($4,869,000) at March 31, 2010.  The decrease in working capital noted above resulted primarily from an increase during the six months ended September 30, 2010 of approximately $4,348,000 in the derivative liabilities balance during the period.

Currently, our current financial resources remain insufficient to fund our working capital and other cash requirements for the remainder of our fiscal year ending March 31, 2011. Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations. In addition, it is doubtful that we will, in the foreseeable future, receive the $300,000 plus interest owed to us under the Investor Note associated with our February 2010 Convertible Note Financing as certain of the terms of the convertible note transaction are currently in dispute with the Investor. That dispute is described under Part II, Item 1 of this Report, as well as in the footnotes to the financial statements filed with this Report.  We are currently addressing our liquidity needs by exploring investment capital opportunities through the private placement of common stock or issuance of additional debt. We believe that our access to additional capital, together with existing cash resources, will be sufficient to meet our short term liquidity needs for fiscal 2011. However, no assurance can be given that we will receive any funds in connection with our capital raising efforts.

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

Subject to the availability of working capital, we anticipate continuing to increase spending on research and development over the next 12 months. Additionally, associated with our anticipated increase in research and development expenditures, we anticipate purchasing additional amounts of equipment during this period to support our laboratory and testing operations. Operations to date have consumed substantial capital without generating revenues, and will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of our Hemopurifier(R) products, as well as market any of those products that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is dependent for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future, and presently require a minimum of $175,000 per month to sustain operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of a date (the "Evaluation Date") as of the end of the period covered by this Quarterly Report.

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

On February 12, 2010, we entered into a convertible note and warrant financing transaction with Gemini Master Fund, Ltd ("Gemini") whereby we raised $280,015 in cash and received a secured promissory note in the amount of $300,000 from Gemini (the "Gemini Note") in exchange for the issuance by the Company of a $660,000 principal amount 10% convertible promissory note (the "Company Note") to Gemini. The Company Note included an original issue discount of ten percent. The Company Note matures in February 2011. The Gemini Note matures on April 1, 2011, with prepayments of principal and interest by Gemini to the Company due and payable beginning on September 1, 2010.

The conversion price per share under the Company Note is subject to a minimum price per share of $0.20 (the "Floor Price"). The conversion feature, including the Floor Price, may be adjusted in the event of future financings by the Company, depending upon the terms of such financings.

On September 1, 2010, Gemini failed to make to the $100,000 principal and interest payment due to the Company under the Gemini Note. Subsequently, Gemini submitted to the Company a request for partial conversion of the Company Note at a price per share below the Floor Price asserting that the Floor Price had been eliminated by virtue of the Company's July 2010 convertible note and warrant financing transaction Tonaquint, Inc., which provided for a variable price conversion feature subject to an overall cap on shares issuable.  Gemini asserts that the terms of the Tonaquint, Inc. transaction caused the Floor Price to be eliminated entirely.  The Company and Gemini are in disagreement regarding (i) the continuation of the Floor Price at $0.20 and whether Gemini presently has the right to require conversions of principal and interest under the Company Note at prices below $0.20, and (ii) Gemini's obligation to pay the principal and interest installments due to the Company under the Gemini Note which were due and payable on each of September 1, 2010, October 1, 2010 and November 1, 2010. In numerous items of correspondence between and among the Company, Gemini and their respective counsel and representatives during the period September through the date hereof, each of the Company and Gemini has sent notices of default and demands for payment against the other. The Company continues to assert that it is not in default under the terms of the Company Note and related transaction documents and Gemini continues to assert that it is not in default under the terms of the Gemini Note and related transaction documents.  Gemini has threatened to commence litigation proceedings against the Company. To date, no litigation proceedings have been commenced. Should litigation be commenced by Gemini, the Company will vigorously defend its position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2010, we issued the following securities which were not registered under the Securities Act of 1933, as amended, and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" as defined in Rule 501(a) of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

During the quarter ended September 30, 2010, we issued 26,530 shares of restricted common stock to a consultant for investor relations services valued at $7,500 based on the value of the services provided.  The average issuance price was approximately $0.28 per share.

During the quarter ended September 30, 2010, we issued 1,553,493 shares of restricted common stock in exchange for the conversion of principal and interest of several notes payable and convertible notes payable in an aggregate amount of $362,881 at an average conversion price of $0.23 per share based upon the conversion formulae in the respective notes.

In July 2010, we issued 157,706 shares of restricted common stock valued at $0.28 per share based upon the closing stock price as a payment of $44,000 under a separation agreement with an executive services company.

In August 2010, we issued 12,204 shares of restricted common stock to a broker-dealer as partial payment of the registration fee of an investor conference. The shares were valued at $3,295 based on the closing stock price of $0.27 per share.

In August 2010, we issued 250,000 shares of restricted common stock valued at the closing price of $0.27 in payment for investor relations services.

In August 2010, we issued 29,630 shares of restricted common stock valued at the closing price of $0.27 in payment for financial consulting services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $252,000 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes.  At September 30, 2010, we had accrued interest in the amount of $281,590 associated with these notes and accrued liabilities payable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS.

(a) Exhibits. The list of exhibits set forth in the “Exhibit Index” on the page immediately following the signature page hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: NOVEMBER 15, 2010	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER (CHIEF ACCOUNTING OFFICER)

EXHIBIT INDEX

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc. (1)

4.1	$890,000 Convertible Note dated July 15, 2010 (2)

4.2	Common Stock Purchase Warrant dated July 15, 2010 (2)

4.3	Form of Common Stock Purchase Warrant (3)

10.1	Note and Warrant Purchase Agreement dated July 15, 2010 (2)

10.2	Trust Deed Note #1 dated July 15, 2010 (2)

10.3	Trust Deed Note #2 dated July 15, 2010 (2)

10.4	Deed of Trust dated July 15, 2010 (2)

10.5	Escrow Agreement dated July 15, 2010 (2)

10.6	Deed of Reconveyance (2)

10.7	Reconveyance Request Form (2)

10.8	Irrevocable Transfer Agent Instructions dated July 15, 2010 (2)

10.9	Form of Subscription Agreement (4)

10.10	Form of Convertible Promissory Note (5)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1)	Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

(2)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed, July 16, 2010.

(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed, September 3, 2010.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed, September 3, 2010.

(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed, September 3, 2010.