Form 10-Q
period 2010-12-31
AETHLON MEDICAL INC
filed 2011-02-17
CIK 882291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

As of February 13, 2011, the registrant had outstanding 73,985,870 shares of common stock, $.001 par value.

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3

	CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2010 (UNAUDITED) AND MARCH 31, 2010	3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2010 (UNAUDITED)	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2010 (UNAUDITED)	5

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 4.	CONTROLS AND PROCEDURES	27

PART II.	OTHER INFORMATION	28

ITEM 1.	LEGAL PROCEEDINGS	28

ITEM 1A.	RISK FACTORS	29

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	30

ITEM 4.	(REMOVED AND RESERVED)	30

ITEM 5.	OTHER INFORMATION	30

ITEM 6.	EXHIBITS	30

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash	$234,240	$67,950
Deferred financing costs	140,433	99,672
Notes receivable	400,000	–
Prepaid expenses and other current assets	29,855	12,071
Total current assets	804,528	179,693

Note receivable	–	300,000
Property and equipment, net	10,295	15,182
Patents and patents pending, net	142,272	142,340
Deposits	9,210	8,786
Total assets	$966,305	$646,001

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$218,547	$232,313
Due to related parties	599,267	579,267
Notes payable	190,000	290,000
Convertible notes payable, net of discounts	1,858,615	1,631,999
Derivative liabilities	5,936,109	1,054,716
Accrued liquidated damages	680,000	493,000
Other current liabilities	765,585	766,940
Total current liabilities	10,248,123	5,048,235

Commitments and Contingencies (Note 13)

Stockholders' Deficit
Common stock, par value $0.001 per share; 250,000,000 shares authorized as of December 31, 2010 and March 31, 2010; 72,379,488 and 61,913,508 shares issued and outstanding as of December 31, 2010 and March 31, 2010, respectively	72,381	61,914
Additional paid-in capital	41,511,440	38,296,362
Deficit accumulated during development stage	(50,865,639)	(42,760,510)
Total stockholders’ deficit	(9,281,818)	(4,402,234)
Total liabilities and stockholders' deficit	$966,305	$646,001

See accompanying notes.

AETHLON MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Month Periods Ended December 31, 2010 and 2009 and
For the Period January 31, 1984 (Inception) Through December 31, 2010
(Unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009	January 31, 1984 (Inception) through December 31, 2010

REVENUES

Grant income	$–	$–	$–	$–	$1,424,012
Subcontract income	–	–	–	–	73,746
Sale of research and development	–	–	–	–	35,810
	–	–	–	–	1,533,568

OPERATING EXPENSES

Professional fees	386,828	283,355	889,161	846,381	9,749,327
Payroll and related	534,747	286,468	2,350,825	959,593	14,735,123
General and administrative	125,126	146,154	378,701	384,204	6,799,396
Impairment	–	–	–	–	1,313,253
Total operating expenses	1,046,701	715,977	3,618,687	2,190,178	32,597,099
OPERATING LOSS	(1,046,701)	(715,977)	(3,618,687)	(2,190,178)	(31,063,531)

OTHER EXPENSE (INCOME)
Loss on extinguishment of debt	963,018	–	3,189,942	–	5,595,506
Loss on settlement of accrued interest and damages	–	–	68,703	–	410,687
(Gain)/loss on change in fair value of derivative liability	(430,077)	77,426	(2,098,954)	(167,336)	(656,059)
Interest and other debt expenses	594,128	692,770	3,346,247	1,185,482	13,265,318
Interest income	(5,599)	(295)	(19,496)	(1,006)	(42,821)
Other	(300,000)	–	–	–	1,229,477
Total other expense (income)	821,470	769,901	4,486,442	1,017,140	19,802,108)
NET LOSS	$(1,868,171)	$(1,485,878)	$(8,105,129)	$(3,207,318)	$(50,865,639)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.03)	$(0.12)	$(0.06)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	70,918,490	58,230,294	67,991,430	55,369,652

See accompanying notes.

AETHLON MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2010
(Unaudited)
			January 31, 1984
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(8,105,129)	$(3,207,318)	$(50,865,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,301	9,568	1,073,178
Amortization of deferred consulting fees	–	–	109,000
Non-cash loss on settlement of notes and accrued liabilities	–	–	1,180,196
Non-cash gain on sale of property and equipment	–	–	(13,065)
Non-cash gain on settlement of debt	–	–	(131,175)
Stock based compensation	1,550,908	401,840	3,738,617
Fair value of warrants issued upon conversion	74,652	31,549	106,201
Fair market value of common shares donated to research institute	–	25,000	25,000
Loss on debt extinguishment	3,189,942	–	5,931,260
Non-cash expenses for services paid through the issuance of debt or equity instruments	590,734	515,576	8,094,184
Change in fair value of derivative liabilities	(2,098,954)	(167,336)	(780,278)
Non cash interest expense	1,696,053	–	2,467,602
Amortization of debt discount and deferred financing costs	1,301,014	557,293	5,926,856
Impairment of intangible assets	–	–	1,313,253
Deferred compensation forgiven	–	–	217,223
Changes in operating assets and liabilities:
Prepaid expenses	59,919	25,902	241,276
Deposits and other assets	(7,659)	6,032	(18,377)
Accounts payable and other current liabilities	201,256	445,980	2,476,015
Due to related parties	20,000	(25,565)	1,250,078
Net cash used in operating activities	(1,512,964)	(1,381,479)	(17,658,595)

Cash flows from investing activities:
Purchases of property and equipment	(2,541)	(10,274)	(292,459)
Additions to patents and patents pending	(6,805)	(15,424)	(407,235)
Proceeds from the sale of property and equipment	–	–	17,065
Cash of acquired company	–	–	10,728
Net cash used in investing activities	(9,346)	(25,698)	(671,901)

Cash flows from financing activities:
Proceeds from the issuance of notes payable	–	–	2,350,000
Principal repayments of notes payable	–	(24,000)	(376,500)
Net proceeds from the issuance of convertible notes payable	1,105,000	1,358,420	5,651,265
Proceeds from collection of note receivable	300,000	–	300,000
Proceeds from the issuance of common stock	283,600	115,200	10,716,702
Professional fees related to registration statement	–	–	(76,731)
Net cash provided by financing activities	1,688,600	1,449,620	18,564,736

Net increase in cash	166,290	42,443	234,240

Cash at beginning of period	67,950	6,157	--
Cash at end of period	$234,240	$48,600	$234,240

See accompanying notes.

AETHLON MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH DECEMBER 31, 2010
(Unaudited)
	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009	January 31, 1984 (Inception) Through December 31, 2010
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$–	$–	$266,975

Income taxes	$–	$–	$13,346

Supplemental disclosures of non-cash investing and financing activities:

Derivative liabilities recorded in connection with embedded conversion feature of convertible notes and/or warrants	6,980,347	759,963	8,213,786

Debt and accrued interest converted to common stock	1,075,550	1,279,037	6,619,810

Deferred financing costs recorded in connection with debt restructuring	–	–	80,054

Debt discount recorded in connection with beneficial conversion feature of convertible notes and related warrants	1,708,600	1,380,386	5,206,984

Issuance of convertible notes in settlement of accrued legal fees	35,469	–	35,469

Reclassification of accounts payable to notes payable	$–	$24,001	$24,001

Reclassification of warrant derivative liability into equity	–	–	419,192

Additional convertible debt issued in debt restructuring	–	–	573,211

Stock option exercise by director for accrued expenses	–	–	95,000

Issuance of common stock, warrants and options in settlement of accrued expenses and due to related parties	–	–	1,003,273

Issuance of shares in connection with restricted stock grant to officer	600	–	600

Issuance of common stock in connection with acquisition of patent pending and with license agreements	–	–	118,000

Net assets of entities acquired in exchange for equity securities	–	–	1,597,867

Debt placement fees paid by issuance of warrants	–	–	856,845

Common stock issued for prepaid expenses	–	–	161,537

See accompanying notes.

AETHLON MEDICAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2010

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Aethlon Medical, Inc. ("Aethlon", "We" or the "Company") is a development stage medical device company focused on expanding the applications of our Hemopurifier (R) platform technology, which is designed to rapidly reduce the presence of infectious viruses and other toxins from human blood. In this regard, our core focus is the development of therapeutic devices that treat acute viral conditions, chronic viral diseases and pathogens targeted as potential biological warfare agents. The Hemopurifier(R) combines the established scientific principles of affinity chromatography and hemodialysis as a means to mimic the immune system's response of clearing viruses and toxins from the blood before cell and organ infection can occur. The Hemopurifier(R) cannot cure viral conditions but can prevent viruses and toxins from infecting unaffected tissues and cells. We have completed pre-clinical testing of the Hemopurifier(R) to treat HIV and Hepatitis-C in the absence of drug therapy and are now embarking on a clinical trial in India to test the Hemopurifier(R) on HCV patients in conjunction with drug therapy.  We have completed human safety trials on Hepatitis-C infected patients in India and are also in the process of applying for regulatory approval from the U.S. Food and Drug Administration ("FDA") to initiate clinical trials in the United States.

The commercialization of the Hemopurifier(R) will require the completion of human efficacy and safety-related clinical trials. The approval of any application of the Hemopurifier(R) in the United States will necessitate the approval of the FDA to initiate human studies. Such studies could take years to demonstrate safety and effectiveness in humans and there is no assurance that the Hemopurifier(R) will be cleared by the FDA as a device we can market to the medical community. We also expect to face similar regulatory challenges from foreign regulatory agencies should we attempt to commercialize and market the Hemopurifier(R) outside of the United States although we believe that we may be able to commercialize in India upon approval on a hospital by hospital basis. As a result, we have not generated revenues from the sale of any Hemopurifier(R) application. Additionally, there have been no independent validation studies of our Hemopurifiers(R) to treat infectious disease. We manufacture our products on a small scale for testing purposes but have yet to manufacture our products on a large scale for commercial purposes. All of our pre-clinical human blood studies have been conducted in our laboratories under the direction of Dr. Richard Tullis, our Chief Science Officer.

We are classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP"), and have not generated revenues from our principal operations.

Our common stock is quoted on the Over-the-Counter Bulletin Board ("OTCBB") administered by the Financial Industry Regulatory Authority (“FINRA”) under the symbol "AEMD.OB".

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2010 was derived from our audited financial statements. Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2010, which includes audited financial statements and footnotes as of March 31, 2010 and for the years ended March 31, 2010 and 2009 and the period January 31, 1984 (Inception) through March 31, 2010.

NOTE 2. LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately $9,444,000, recurring losses from operations and a deficit accumulated during the development stage of approximately $50,866,000 at December 31, 2010, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. Our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2011 ("fiscal 2011”)  Therefore, for all of the foregoing reasons, we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

We are currently addressing our liquidity needs by exploring investment capital opportunities through the private placement of common stock or issuance of additional debt. We believe that additional capital expected to be raised through private placements, together with existing cash resources, will be sufficient to meet our liquidity needs for fiscal 2011. However, no assurance can be given that we will receive any funds in connection with our capital raising efforts.

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

Hemex, Inc. was dormant and was dissolved effective March 15, 2010 and Aethlon, Inc., Syngen Research, Inc. and Cell Activation, Inc. were dormant and were dissolved effective November 25, 2009. In December 2009, we formed Exosome Sciences, Inc. to conduct our future cancer-related activities.  There are no material intercompany transactions or balances between Aethlon and any of our subsidiaries.

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

The potentially dilutive common shares outstanding at December 31, 2010 and 2009, which include common shares underlying outstanding stock options, warrants and convertible debentures were 81,138,329 and 50,105,718, respectively.

PATENTS

We capitalize the cost of patents, some of which were acquired, and amortize such costs over the estimated useful life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred research and development expenses during the three and nine month periods ended December 31, 2010 and 2009, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	December 31,	December 31,
	2010	2009
Three months ended	$122,959	$156,467
Nine months ended	$312,802	$402,404

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We believe that no impairment occurred at or during the three or nine months ended December 31, 2010.

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

DERIVATIVE LIABILITIES AND CLASSIFICATION

We evaluate free-standing derivative instruments (or embedded derivatives) to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments convertible into our common shares on a first-in-first-out basis.

The classification of a derivative instrument is reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

On April 1, 2009 we adopted new guidance, as codified in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (previously EITF 07-5), that requires us to apply a two-step model in determining whether a financial instrument or an embedded feature is indexed to our own stock and thus enables it to qualify for equity classification. We have identified several convertible debt or warrant agreements in which the embedded conversion feature or exercise price contains certain provisions that may result in an adjustment of the conversion or exercise price, which results in the failure of the these instruments to be considered to be indexed to our stock. Accordingly, under this guidance, these instruments are classified as derivative liabilities (see Note 9).

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

STOCK-BASED COMPENSATION

Employee stock options and rights to purchase shares under stock participation plans are accounted for under the fair value method. Accordingly, share-based compensation is measured when all granting activities have been completed, generally the grant date, based on the fair value of the award. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the OTCBB) on the date of grant. Compensation cost recognized by the Company includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of the then current accounting standards, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of subsequent accounting standards. We use a Binomial Lattice option pricing model for estimating fair value of options granted (see Note 11).

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued by the FASB or the Securities and Exchange Commission during the three months ended December 31, 2010 or that were issued in prior periods but do not become effective until future periods that in the opinion of  management had, or are expected  to have a material impact on our present or future consolidated financial statements.

NOTE 4. NOTES PAYABLE

Principal amounts of notes payable consist of the following at December 31, 2010 and March 31, 2010:

	December 31, 2010	March 31, 2010
12% Notes payable, past due	$185,000	$285,000
10% Note payable, past due	5,000	5,000
Total Notes Payable	$190,000	$290,000

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On April 21, 2010, a holder of $100,000 of the 12% Notes converted his principal balance and $71,758 of accrued interest into 687,033 shares of common stock at an agreed conversion price of $0.25 per share.  We incurred a loss upon this conversion of $68,703 since the closing price of our common stock was $0.35 at the date of conversion.  At December 31, 2010, 12% Notes with a principal balance of $185,000 are outstanding, all of which are past due, in default, and bearing interest at the default rate of 15%. At December 31, 2010, interest payable on the 12% Notes totaled $263,625.

10% NOTES

At December 31, 2010, one 10% Note in the amount of $5,000, which is past due and in default, remained outstanding.  At December 31, 2010, interest payable on this note totaled $4,750.

Management's plans to satisfy the remaining outstanding balance on these 12% and 10% Notes include converting the notes to common stock at market value or repayment with available funds.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following at December 31, 2010:

		Unamortized	Net
	Principal	Discount	Amount

Amended and Restated Series A 12% Convertible Notes, past due	$900,000	$--	$900,000
2008 10% Convertible Notes, past due	45,000	--	45,000
December 2006 10% Convertible Notes, past due	17,000	--	17,000
May & June 2009 10% Convertible Notes, past due	200,000	--	200,000
July & August 2009 10% Convertible Notes, past due	127,500	--	127,500
October & November 2009 10% Convertible Notes	205,250	(178,548)	26,702
February 2010 10% Convertible Note	585,000	(67,171)	517,829
April 2010 10% Convertible Note	75,000	(74,526)	474
June 2010 12% Convertible Notes, past due	21,189	--	21,189
July 2010 6% Convertible Notes	890,000	(889,057)	943
September 2010 10% Convertible Notes	743,600	(741,622)	1,978
Total - Convertible Notes	$3,809,539	$(1,950,924)	$1,858,615

Convertible Notes Payable consisted of the following at March 31, 2010:

		Unamortized
	Principal	Discount	Amount

Amended Series A 10% Convertible Notes, past due	$900,000	$--	$900,000
2008 10% Convertible Notes	45,000	--	45,000
December 2006 10% Convertible Notes, past due	17,000	--	17,000
May & June 2009 10% Convertible Notes	300,000	(120,649)	179,351
July & August 2009 10% Convertible Notes	338,250	(98,458)	239,792
October & November 2009 10% Convertible Notes	380,250	(380,203)	47
January 2010 10% Convertible Notes	250,000	(249,993)	7
February 2010 10% Convertible Note	660,000	(409,198)	250,802
Total - Convertible Notes	$2,890,500	$(1,258,501)	$1,631,999

AMENDED AND RESTATED SERIES A 12% CONVERTIBLE NOTES

In June 2010, we entered into Amended and Restated 12% Series A Convertible Promissory Notes (the "Amended and Restated Notes") with the holders of certain promissory notes previously issued by the Company (“Amended Series A 10% Convertible Notes” or  the "Prior Notes"), and all amendments to the Prior Notes.

The Amended and Restated Notes, in the principal amount of $900,000, are convertible into an aggregate of 4,500,000 shares of our common stock and matured on December 31, 2010.  In connection with the restructuring we paid $54,001 of accrued and default interest through the date of the restructuring, liquidated damages of $205,000 and $54,003 of prepaid interest through the expiration date in the aggregate amount of $313,004 through the issuance of units ("Units") at a fixed rate of $0.20 per Unit, each Unit consisting of one share of the Company's common stock and one common stock purchase warrant to purchase one share of our common stock at a fixed exercise price of $0.20 per share as prescribed in the Amended and Restated Note Agreement.   As a result of this Unit issuance, we did not have any accrued interest owing to the holders of the Amended and Restated Notes at December 31, 2010.

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

As of December 31, 2010, the Amended and Restated Notes matured.  There was no accrued interest on the Amended and Restated Notes as of December 31, 2010 as we had prepaid the interest on the notes through that date.  We have begun discussions with the noteholders regarding an extension to the notes but there can be no assurance that we will be able to do so on terms that we deem acceptable or at all.

2008 10% CONVERTIBLE NOTES

2008 10% Convertible Notes in the aggregate amount of $45,000 remain outstanding and in default at December 31, 2010. These notes are convertible into our common stock at $0.50 per share. At December 31, 2010, interest payable on those notes totaled $12,541. The 2008 10% Convertible Notes notes matured in January and February 2010.

DECEMBER 2006 10% CONVERTIBLE NOTES

At December 31, 2010, $17,000 of the December 2006 10% Notes remained outstanding and in default. These notes are convertible into our common stock at $0.17 per share. At December 31, 2010, interest payable on those notes totaled $10,058.

MAY & JUNE 2009 10% CONVERTIBLE NOTES

In May and June 2009, we raised an aggregate amount of $350,000 from the sale to accredited investors of 10% convertible notes ("May & June 2009 10% Convertible Notes"). The May & June 2009 10% Convertible Notes matured at various dates between November 2010 through December 2010 and are convertible into our common stock at a fixed conversion price of $0.20 per share prior to maturity. Upon conversion of the May and June 2009 10% Convertible Notes the note holders will receive a matching three year warrant to purchase unregistered shares of our common stock at a price of $0.20 per share.

After consideration of the warrants, we recorded a discount associated with the beneficial conversion feature of $233,735 related to the May & June 2009 10% Convertible Notes and we amortized that discount over the terms of the respective convertible notes using the effective interest method.

During the three months ended December 31, 2010, five noteholders elected to convert $100,000 of principal and $15,039 of accrued interest to common stock at the agreed conversion price of $0.20 per share.  As a result of those conversions, we issued those noteholders warrants to purchase 500,000 shares of common stock at the agreed exercise price of $0.20 per share.  As a result of those warrant issuances we recorded a charge of $74,652 as additional interest expense.

At December 31, 2010, interest payable on those notes totaled $33,292.

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

During the nine months ended December 31, 2010, the holders of the two remaining July and August 2009 10% Convertible Notes elected to convert $210,750 of principal and $8,656 of accrued interest into 1,160,160 shares of common stock based upon the conversion formula of the notes.

At December 31, 2010, interest payable on those notes totaled $31,837.

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

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes.  We are amortizing this discount using the effective interest method over the term of the notes.

During the nine months ended December 31, 2010, one of the holders of the October & November 2009 10% Convertible Notes  elected to convert $175,000 of principal and $8,750 of accrued interest into 735,000 shares of common stock based upon the conversion formula of the notes.

Deferred financing costs of $20,250 incurred in connection with this financing were issued in the form of a convertible note with warrants on the same terms as those received by the investors.  We capitalized the $20,250 of deferred financing costs and are amortizing them over the term of the notes using the effective interest method.

At December 31, 2010, interest payable on these notes totaled $25,656.

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

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes. We are amortizing this discount using the effective interest method over the term of the notes.

In July 2010, the holder of the January 2010 10% Convertible Notes elected to convert the entire principal balance of $250,000 and $12,500 of accrued interest into 1,050,000 shares of common stock based upon the conversion formula of the notes.   As a result of this conversion, we accelerated the amortization of the remaining debt discount of the January 2010 10% Convertible Notes.

FEBRUARY 2010 10% CONVERTIBLE NOTE

On February 12, 2010, we raised $280,015 in cash and received a secured promissory note in the amount of $300,000 in exchange for the issuance by the Company of a $660,000 principal amount 10% convertible promissory note (the "Note") to Gemini Master Fund, Ltd. ("Gemini"). The Note included an original issue discount of ten percent, or $60,000, and an origination fee of three percent, or $9,000. We also paid legal fees of $10,985. The Note issued by the Company matures in February 2011. The terms of the promissory note note included a maturity date of April 1, 2011, and allowed for prepayments of principal and interest by Gemini beginning on September 1, 2010.

The conversion price per share initially was equal to eighty percent (80%) of the average of the three lowest closing bid prices of our common stock as reported by Bloomberg L.P. on the Principal Market for the ten (10) trading days preceding the conversion date, subject to a maximum price per share of $0.30 and a minimum price per share of $0.20 (the "Floor Price"). The Note is convertible into a maximum of 3,300,000 shares of our common stock at the minimum price per share of $0.20. The investor also received 660,000 three-year warrants to purchase shares of our common stock at $0.50 per share, although that exercise price is subject to change based on certain conditions. The conversion feature, including the Floor Price, may additionally be adjusted in the event of future financing by the Company. Because the conversion feature and warrant exercise price each can be reset based on future events, they have been classified as derivative liabilities.

The Note also contains other standard adjustment features for stock splits, recapitalizations and similar occurrences.  The Note contains standard events of default related to payment, performance of certain covenants and bankruptcy events.

Based on an independent valuation relating to this transaction, we recorded a debt discount associated with the derivative liability and warrants of $478,476 associated with the conversion feature. We are amortizing this discount using the effective interest method over the term of the note.

In November 2010, certain terms of the Note were modified pursuant to a Settlement Agreement (the "Agreement") which provides for the modification of the conversion price formula to equal eighty percent (80%) of the average of the three lowest closing bid prices of the common stock as reported by Bloomberg L.P. on the Principal Market for the twenty (20) trading days preceding the conversion date in lieu of the ten (10) trading days preceding the conversion date.

According to the modified terms, the previous conversion floor price was replaced with a maximum share limitation under which the maximum number of shares of common stock that may be issued to the holder of the Note pursuant to a conversion of the Note, combined with an exercise of the Exchange Warrant (as defined below), shall not exceed a cap determined by (a) dividing the sum of (i) the face amount of the Note, plus (ii) an amount equal to all interest that would accrue under the Note during its term (assuming no payments of principal or interest are made prior to the maturity date of the Note), by a price per share of common stock equal to $0.20 (subject to equitable adjustment) and (b) then adding the sum calculated pursuant to the foregoing clause (a) to the maximum number of warrant shares (as defined in the Exchange Warrant) that may be acquired by the holder thereof upon exercise of the Exchange Warrant (regardless of whether such exercise is a cashless exercise). In addition, the "maximum ownership percentage" under the Note was increased to 9.99%.

In addition to the modifications of the note, we agreed to exchange the original warrant for a new common stock purchase warrant (the "Exchange Warrant") for the purchase of 2,727,272 shares of common stock at an initial exercise price of $0.231 per share.  The Exchange Warrant provides for anti-dilution adjustment to the exercise price in the event of the issuance of securities by the Company below the exercise price, subject to certain exceptions as set forth in the Exchange Warrant.

In addition, the Agreement provided that Gemini deliver to us $253,794.09 by wire transfer in full payment of the promissory note, which represents the outstanding principal balance thereof plus all accrued but unpaid interest thereon less the origination fee due to the Gemini under the original transaction documents less reimbursement of  Gemini's legal expenses. In light of the settlement, we delivered to Gemini 286,483 freely tradable shares of common stock in full satisfaction of the remaining number of shares of common stock due under certain conversion notices, for a total of $75,000, previously delivered by Gemini to the Company.  The Agreement provides for the mutual release of all claims related to the dispute and the revocation of all prior notices of default sent by the Company and Gemini to each other.

As of December 31, 2010, the maximum number of shares issuable pursuant to the maximum share limitation and the exercise in full of the Exchange Warrant was 5,910,039.

As a result of the issuance of the Exchange Warrant and the changes to the conversion terms of the Note, we recorded a loss on extinguishment of debt in the amount of $963,018 in the December period.  That charge was calculated based on the change in fair value of the embedded conversion feature of the Note and in the warrants exchanged both immediately prior to and immediately after the Settlement date, as follows:

Reacquisition price	$1,854,767
Less carrying value of notes and related instruments	(891,749)
Loss on extinguishment	$963,018

At December 31, 2010, interest payable on this Note totaled $52,049.

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

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes. We are amortizing this discount using the effective interest method over the term of the note.

At December 31, 2010, interest payable on this note totaled $5,188.

JUNE 2010 12% CONVERTIBLE NOTES

In June 2010, in connection with the present and past negotiations with the law firm representing the holders of the  "Amended and Restated Notes," we issued two convertible notes to that law firm (“June 2010 12% Convertible Notes”) totaling $64,153 on the same terms as the Amended and Restated Notes.  That amount represented the amount of their legal fees plus accrued interest.  As we also paid the law firm accrued and prepaid interest up to December 31, 2010 in the aggregate amount of approximately $6,000 through the Unit Issuance, there was no accrued interest balance at December 31, 2010.

JULY 2010 6% CONVERTIBLE NOTES

In July 2010, we entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with Tonaquint, Inc., a Utah corporation (the "Investor") whereby we issued and sold, and the Investor purchased: (i) a Convertible Promissory Note of the Company in the principal amount of $890,000 (the "Company Note") and (ii) a Warrant to purchase common stock of the Company (the "Warrant"). As consideration for the issuance and sale of the Company Note and Warrant, the Investor paid cash in the amount of $400,000 and issued two Secured Trust Deed Notes to us (the "Trust Notes") each in the principal amount of $200,000. The variance of $90,000 represents fees and expenses paid by us and an original issue discount.

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

The Company Note bears interest at a rate of 6% per annum. The maturity date of the Company Note is July 15, 2011.  The Company Note contains "anti-dilution" protection, such that if the Company issues and sells common stock, or securities convertible into or exercisable for common stock of the Company, at a price per share that is less than the applicable Conversion Price, then the Conversion Price is adjusted downward to match such lower issuance price. However, in no event will the Conversion Price based on anti-dilution adjustments be lower than the "Floor Price" which is $0.20 per share.

The number of shares of Common Stock that may be issued to the lender pursuant to a conversion of this Note, combined with an exercise of the Warrant, shall not exceed a cap determined by (a) dividing the sum of (i) the face amount of this Note, plus (ii) an amount equal to all interest that would accrue under this Note during its term (assuming no payments of principal or interest are made prior to the Maturity Date), by a price per share of Common Stock equal to $0.20  (the Floor Price).

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

The Warrant entitles the Investor to purchase 3,636,364 shares of common stock at an exercise price of $0.231 per share.  The Warrant contains "anti-dilution" protection, such that if we issue and sell common stock, or securities convertible into or exercisable for common stock of the Company, at a price per share that is less than the price, then the price is adjusted downward to match such lower issuance price. The Warrant also contains other standard adjustment features for stock splits, recapitalizations and similar occurrences.

As of December 31, 2010, the maximum number of shares issuable pursuant to the maximum share limitation and the exercise in full of the Warrant was 8,353,364.

At December 31, 2010, interest payable on this note totaled $24,475.

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

At December 31, 2010, interest payable on these notes totaled $24,229.

NOTE 6. EQUITY TRANSACTIONS

During the nine months ended December 31, 2010, we issued 1,281,731 shares of common stock to consultants pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan for services valued at $355,318 based upon the fair value of the shares issued.  The services were for regulatory affairs, corporate communications, business development and financial consulting.  The average issuance price was approximately $0.28 per share.

During the nine months ended December 31, 2010, we issued 71,542 shares of restricted common stock to a consultant for investor relations services valued at $20,000 based on the value of the services provided.  The average issuance price was approximately $0.28 per share.

During the nine months ended December 31, 2010, we issued 4,869,446 shares of restricted common stock in exchange for the conversion of principal and interest of several notes payable and convertible notes payable in an aggregate amount of $1,075,550 at an average conversion price of $0.22 per share based upon the conversion formulae in the respective notes.

In April 2010, we issued 8,333 shares of restricted common stock to a broker-dealer as partial payment of the registration fee of an investor conference. The shares were valued at $3,000 based on the closing stock price of $0.36 per share.

In April 2010, we entered into a one year consulting agreement with an individual for media relations services. We agreed to pay the consultant 22,727 warrants to purchase our common stock at a fixed exercise price of $0.33 per share on a monthly basis. The agreement values these warrant issuances at $5,000 per month. Through December 31, 2010, we have recorded warrants to purchase 181,816 shares of our stock per this agreement.

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

In November 2010, five noteholders of our May & June 2009 10% Convertible Notes (see Note 5) elected to convert $100,000 of principal and $15,039 of accrued interest to common stock at the agreed conversion price of $0.20 per share.  As a result of those conversions, we issued those noteholders warrants to purchase 500,000 shares of common stock at the agreed exercise price of $0.20 per share.

In November 2010, as part of a settlement agreement (see Note 5) we issued warrants to purchase 2,727,272 shares of common stock in exchange for the return and cancellation of a warrant to purchase 660,000 shares of common stock.

In December 2010, we issued 600,000 shares of common stock to our CEO in connection with the restricted share incentive agreement that he received in June 2009.

NOTE 7. ACCRUED LIQUIDATED DAMAGES

We follow the guidance of ASC 825-20, Financial Instruments, Registration Payment Arrangements, regarding our registration payment arrangements. We have registration payment arrangements associated with certain convertible notes (see Note 5) related to the registration of common shares underlying warrants and convertible notes. These instruments have lives extending through 2016. The terms of certain of these arrangements do not provide for a maximum potential amount of damages.

As a result, as of December 31, 2010, we have accrued potential liquidated damages in the aggregate amount of $680,000, which represents amounts owed through December 31, 2010, plus the additional amounts, estimated at $36,000 per month, that will be owed through July 2011, at which time we currently expect to have an effective registration statement back on file with the SEC. The actual amount of liquidated damages owed for the period subsequent to December 31, 2010 through the date that the registration statement is declared effective may be more or less than the amount estimated as of December 31, 2010 in the event that the actual length of time required for us to achieve an effective registration statement differs from our current estimate. We also intend to negotiate the amount of liquidated damages due and, as such, the ultimate amounts we may actually pay may be less than the amount currently accrued.

NOTE 8. OTHER CURRENT LIABILITIES

At December 31, 2010 and March 31, 2010, our other current liabilities were comprised of the following items:

	December 31,	March 31,
	2010	2010
Accrued interest	$486,351	$452,339
Accrued legal fees	201,902	236,902
Deferred rent	5,969	2,336
Other	71,363	75,363
Total other current liabilities	$765,585	$766,940

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $1,500,689 (as identified in Notes 4 and 5 above) have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At December 31, 2010, we had accrued interest in the amount of $356,103 associated with these defaulted notes in accrued liabilities payable (see Notes 4 and 5).

NOTE 9. DERIVATIVE LIABILITIES

At December 31, 2010, we had financial instruments consisting of embedded conversion features and outstanding warrants to purchase common stock that are classified as derivative liabilities, pursuant to accounting guidance in ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity, with an aggregate estimated  fair value of approximately $5,936,000.  The estimated fair value of these instruments during the quarter ended December 31, 2010 was determined using a binomial lattice valuation model using the assumptions noted in the table below.

Risk free interest rate	0.12%-2.06%
Average expected life	0.13 to 5.13 years
Expected volatility	59.0% - 97.4%
Expected dividends	None

Based on the changes in the estimated fair value of our derivative liabilities in the respective periods, we have recorded gains of $430,077 and $2,098,954 for the three and nine months ended December 31, 2010, respectively and a loss of $77,426 and a gain of $167,336 for the three and nine months ended December 31, 2009, respectively, in other expense (income) in the accompanying condensed consolidated statements of operations

Prior to the current period, the fair value estimate relating to an aggregate of 25,066,944 warrants classified as derivative liabilities had been based on a Black-Scholes valuation model.  During the current period the Company changed to a binomial lattice model for valuation of these warrants as it determined that use of a binomial lattice model was more representative of fair value in the circumstances.  In accordance with accounting guidance in ASC 820-10, Fair Value Measurements and Disclosures, this was accounted for as a change in accounting estimate.

NOTE 10. FAIR VALUE MEASUREMENTS

On April 1, 2008, we adopted guidance issued by the FASB that defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  Financial instruments measured at fair value on a recurring basis as of December 31, 2010 are classified based on the valuation technique level noted in the table below:

		Active Markets for	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets:

None	$–	$–	$–	$–

Liabilities:

Derivative liabilities	$5,936,109	$–	$–	$5,936,109

The table below sets forth a summary of changes in the fair value of our Level 3 derivative liabilities for the nine months ended December 31, 2010:

	Fair Value at March 31, 2010	Recorded Fair Value of Derivative Liabilities in the nine month period ended December 2010	Change in Estimated Fair Value Recognized in Results of Operations	Fair Value at December 31, 2010
Derivative liabilities	$1,054,716	$6,980,347	$(2,098,954)	$5,936,109

The fair value of derivative liabilities that we recorded in the nine months ended December 2010 was related to the restructuring of the Amended and Restated Convertible Notes and to the embedded derivatives and associated warrants related to a number of our convertible note offerings (see Note 5) and was based upon an independent valuation report.

NOTE 11. STOCK COMPENSATION

On October 27, 2010, our Board of Directors granted our new president an option to acquire an aggregate of 1,000,000 shares of our common stock with an exercise price of $0.25 per share.  One-fourth of the option, or 250,000 shares, will vest on the one year anniversary and the remainder will vest quarterly over the following three years.  Unless earlier exercised or terminated, the option will expire October 27, 2020.

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

This option extension resulted in an additional charge of $491,377 in the nine months ended December 31, 2010 based upon the change in the fair value resulting from the extension to the term of the options based upon the binomial lattice option valuation model.

In addition, in September 2009, we committed to issue 4,000,000 shares of restricted common stock to our Chief Executive Officer at a price per share of $0.29, which vests in equal installments over a thirty six month period commencing June 30, 2010.  As a result, we have recorded stock-based compensation charges of $128,889 during the nine months ended December 31, 2010 based on the shares restricted share grant that vested during the period.

Our total stock-based compensation for the nine months ended December 31, 2010 includes the following:

Incremental fair value of option modifications	$491,377
Vesting of restricted stock grant	225,556
Vesting of stock options	833,975
Total Stock-Based Compensation	$1,550,908

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Payroll and related	$252,740	$103,093	$1,550,908	$401,840

Total share-based compensation expense included in net loss	$252,740	$103,093	$1,550,908	$401,840

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Stock-based compensation expense recorded during the three and nine months ended December 31, 2010 increased basic and diluted loss per common share by $0.01 and $0.02, respectively.  Stock-based compensation expense recorded during the nine months ended December 31, 2010 increased basic and diluted loss per common share by $0.01 and the stock-based compensation expense recorded during the three months ended December 31, 2009 had no effect on basic and diluted loss per share.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended December 30, 2010 was insignificant.

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

Options outstanding that have vested and are expected to vest as of December 31, 2010 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term in Years

Vested	15,058,560	$0.34	5.99
Expected to vest	4,875,000	0.26	9.52
Total	19,933,560

At December 31, 2010, there was approximately $1,803,370 of unrecognized compensation cost related to share-based payments, including the restricted stock grant, which is expected to be recognized over a weighted average period of 1.78 years.

On December 31, 2010, our stock options had a negative intrinsic value since the closing price on that date of $0.20 per share was below the weighted average exercise price of our stock options

NOTE 12.  WARRANTS

A summary of warrant activity during the nine months ended December 31, 2010 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2010	25,987,465	$0.15 - $0.76	$0.31
Exercised	(2,099,348)	$0.17 - $0.18
Issued	19,362,398	$0.17 - $0.44
Cancelled/Expired	(2,679,791)	$0.25 - $0.60
Warrants outstanding at December 31, 2010	40,570,724	$0.15 - $0.76	$0.26
Warrants exercisable at December 31, 2010	40,570,724	$0.15 - $0.76	$0.26

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models during the nine months ended December 31, 2010:

Risk free interest rate	0.12%-2.29%
Average expected life	0.13 to 10 years
Expected volatility	42.0% - 115.1%
Expected dividends	None

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

NOTE 14. NOTE RECEIVABLE

In November 2010, Gemini paid the balance of the $300,000 note receivable (see Note 5) that was previously outstanding.

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

At December 31, 2010, we had accrued interest income relating to the Investor Note of $9,167.

NOTE 15. SUBSEQUENT EVENTS

In January 2011, we issued 78,767 shares of restricted common stock as a patent license payment valued at $17,250.

In January 2011 and through February 13, 2011, we issued 1,394,773 shares of restricted common stock in exchange for the conversion of principal and interest related to certain of our convertible notes (see Note 5) in an aggregate amount of $195,433 at an average conversion price of $0.14 per share based upon the conversion formulae in the respective notes.

In January 2011 and through February 13, 2011, we issued 132,842 shares of common stock to consultants pursuant to our S-8 registration statement covering our Amended and Restated 2003 Consultant Stock Plan for services valued at $25,369 based upon the fair value of the shares issued.  The services were for regulatory affairs, corporate communications, business development and financial consulting.  The average issuance price was approximately $0.19 per share.

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

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Aethlon Medical, Inc. ("we", "us" or "the Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, completion of our capital-raising activities, FDA approval of our products, other regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed in other of our filings with the Securities and Exchange Commission (the "SEC" or "Commission"). The forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act and must file reports, proxy statements and other information with the SEC. The reports, information statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 100 F. Street, N.E., Washington D. C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Commission also maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our headquarters are located at 8910 University Center Lane, Suite 660, San Diego, CA 92122. Our phone number at that address is (858) 459-7800. Our Web site is www.aethlonmedical.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2009

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2010 were $1,046,701 in comparison with $715,977 for the comparable quarter a year ago. This increase of $330,724, or 46%, was due to increases in payroll and related expenses of $248,279 and in professional fees of $103,473, which was partially offset by a decrease in general and administrative expenses of $21,027.

The $248,279 increase in payroll and related expenses was primarily due to a $149,647 increase in non-cash charges largely related to the vesting of a restricted stock grant to our CEO and to stock option grants made to our officers and directors earlier in 2010 and to additional personnel, including a full time chief financial officer and a president.

The $103,473 increase in professional fees was primarily due to $44,932 in legal fees related to our settlement with Gemini, $33,750 related to the RedChip investor relations service agreement and $15,000 recorded as the fair value of a warrant issued to an independent consultant for corporate communications services.  There were no comparable expenses in the 2009 quarter.

The $21,027 decrease in our general and administrative expenses was primarily due to a contribution of common stock to a research institute in the 2009 period valued at $25,000 with no comparable expense in the 2010 period.

Other Expenses (Income)

Other expenses (income) consist primarily of a loss on extinguishment of debt, the change in the fair value of our derivative liability and interest expense. Other expenses for the three months ended December 31, 2010 were $821,470 in comparison with $769,901 for the comparable quarter a year ago.

Loss on Extinguishment of Debt

In November 2010, we entered into a Settlement Agreement with one of our noteholders as a result of which we exchanged new warrants for old warrants (the Exchange Warrant) and changed certain conversion features of the note.  As a result of the Exchange Warrant and the changes to the conversion terms of the note, we recorded a loss on extinguishment of debt in the amount of $963,018 in the December period.  That charge was calculated based on the change in fair value of the embedded conversion feature of the Notes and both of the warrants exchanged both immediately prior to and immediately after the settlement date, as follows:

Reacquisition price	$1,854,767
Less carrying value of notes and related instruments	(891,749)
Loss on extinguishment	$963,018

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the three months ended December 31, 2010, the change in the estimated fair value of derivative liability was a gain of $430,077 and for the three months ended December 31, 2009, the change in estimated fair value was a charge of $77,426.

Interest Expense

Interest expense was $594,128 for the three months ended December 31, 2010 compared to $692,770 in the corresponding prior period, a decrease of $98,642. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	12/31/10	12/31/09	Change
Interest expense	$113,005	$81,832	$31,173
Amortization of deferred financing costs	151,616	19,921	131,695
Liquidated damages	–	351,000	(351,000)
Interest recorded in connection with issuance of conditional warrants	74,652	–	74,652
Amortization of debt discounts	254,855	240,017	14,838
Total Interest Expense	$594,128	$692,770	$(98,642)

As noted in the above table, the most significant factor in the $98,642 decrease in interest expense was the $351,000 charge for liquidated damages in the December 2009 period with no corresponding charge in the 2010 period.  Other factors were an increase of $131,695 in the amortization of deferred financing costs due to increased financing costs recorded in connection with convertible notes in 2010 and $74,652 recorded in connection with the issuance of conditional warrants.

Other Expense

In the three months ended September 30, 2010, we fully reserved for a $300,000 secured note receivable from a lender due to unlikely collectibility.  As a result of establishing this reserve, we recorded a non-cash charge of $300,000 to other expenses.  However, in November 2010, we entered into a settlement agreement with the lender and they paid the agreed amount less attorney’s fees and a previously agreed issuance fee.  As a result of the receipt of that payment, we recorded a non-cash gain of $300,000 to other expenses to offset the previous charge (see Notes 5 and 14).

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $1,868,000 and $1,486,000 for the quarters ended December 31, 2010 and 2009, respectively.

Basic and diluted loss per common share were ($0.03) for the three month period ended December 31, 2010 compared to ($0.03) for the period ended December 31, 2009.

NINE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2009

Operating Expenses

Consolidated operating expenses for the nine months ended December 31, 2010 were $3,618,687 in comparison with $2,190,178 for the comparable period a year ago. This increase of $1,428,509, or 65%, was due to increases in payroll and related expenses of $1,391,232, in professional fees of $42,780 and to a decrease in general and administrative expenses of $5,503.

The $1,391,232 increase in payroll and related expenses was primarily due to a $1,149,068 increase in non-cash charges related to the vesting of a restricted stock grant to our CEO, the extension of certain stock option grants and to new stock option grants made to our officers and directors during the 2010 period and to additional personnel, including a full time chief financial officer and a president.

The $42,780 increase in our professional fees was primarily due to $44,932 in legal fees related to our settlement with Gemini with no comparable expense in the 2009 period.

The $5,503 decrease in general and administrative expenses was primarily due to an increase in insurance costs of $56,406 which was partially offset by a contribution of common stock to a research institute in the 2009 period valued at $25,000 with no comparable expense in the 2010 period.

Other Expenses (Income)

Other expenses (income) consist primarily of the change in the fair value of our derivative liability, a debt extinguishment charge and interest expense. Other expenses for the nine months ended December 30, 2010 were $4,486,442 in comparison with $1,017,140 for the comparable period a year ago.

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the nine months ended December 31, 2010, the change in the estimated fair value of derivative liability was a gain of $2,098,954 and for the nine months ended December 31, 2009, the change in estimated fair value was a gain of $167,336.

Loss on Extinguishment of Debt

In November 2010, we entered into a Settlement Agreement with one of our noteholders as a result of which we exchanged new warrants for old warrants (the Exchange Warrant) and changed certain conversion features of the note.  As a result of the Exchange Warrant and the changes to the conversion terms of the note, we recorded a loss on extinguishment of debt in the amount of $963,018 in the December period.  That charge was calculated based on the change in fair value of the embedded conversion feature of the Notes and both of the warrants exchanged both immediately prior to and immediately after the settlement date, as follows:

Reacquisition price	$1,854,767
Less carrying value of notes and related instruments	(891,749)
Loss on extinguishment	$963,018

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

Interest Expense

Interest expense was $3,346,247 for the nine months ended December 31, 2010 compared to $1,185,482 in the corresponding prior period, an increase of $2,160,765. The various components of our interest expense are shown in the following table:

	Nine Months Ended	Nine Months Ended
	12/31/10	12/31/09	Change
Interest expense	$341,232	$245,639	$95,593
Amortization of deferred financing costs	242,892	33,141	209,751
Interest recorded in connection with issuance of conditional warrants	74,652	--	74,652
Liquidated damages	392,000	351,000	41,000
Interest recorded in connection with warrant extension	138,468	--	138,468
Interest recorded in connection with additional derivative liabilities	1,145,225	--	1,145,225
Amortization of debt discounts	1,011,778	555,702	456,076
Total Interest Expense	$3,346,247	$1,185,482	$2,160,765

As noted in the above table, the most significant factors in the $2,160,765 increase in interest expense was the $1,145,225 non-cash interest charge related to recording the fair value of derivative liabilities in excess of the principal amount of the related notes.  We also recorded non-cash interest of $138,468 as a result of extending the expiration date of certain warrants.

Our amortization of debt discounts and deferred financing costs increased by $456,076 and $209,751, respectively, as we began to amortize the discounts and deferred financing costs associated with new convertible notes that we had entered into over the prior twelve months.  The amortization of note discounts also included accelerated amounts due to the conversion of $250,000 of notes during the September 2010 period.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $8,105,000 and $3,207,000 for the nine months ended December 31, 2010 and 2009, respectively.

Basic and diluted loss per common share were ($0.12) for the nine month period ended December 31, 2010 compared to ($0.06) for the period ended December 31, 2009.

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

To date, we have funded our capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. Our cash position at December 31, 2010 was approximately $234,000 compared to approximately $68,000, at March 31, 2010, representing an increase of approximately $166,000. During the nine months ended December 31, 2010, operating activities used net cash of approximately $1,513,000, while we received approximately $1,689,000 from financing activities from the issuance of common stock and convertible notes. In addition, during this period we used approximately $9,000 in investing activities related to expenditures related to patent applications and fixed asset acquisitions.

During the nine month period ended December 31, 2010, net cash used in operating activities totaled approximately $1,513,000 and resulted primarily from our  net loss of approximately $8,105,000 offset by the non-cash debt extinguishment charge of approximately $3,190,000, recording non-cash interest expense of approximately $1,696,000, by the amortization of note discounts of approximately $1,301,000, fair market value of common stock of approximately $591,000 issued in payment for services, and approximately $1,551,000 in stock-based compensation.  Those factors were partially offset by the non-cash gain of approximately $2,099,000 relating to the change in the estimated fair value of derivative liability.

During the nine months ended December 31, 2010 our negative working capital position increased to approximately ($9,444,000) at December 31, 2010 from approximately ($4,869,000) at March 31, 2010.  The decrease in working capital noted above resulted primarily from an increase during the nine months ended December 31, 2010 of approximately $4,881,000 in the derivative liabilities balance during the period.

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

We have also begun a clinical trial in India related to the use of our Hemopurifier(R) in conjunction with the onset of standard of care drug therapy as a treatment of the Hepatitis-C Virus.  The clinical trial protocol calls for the treatment of up to 30 patients at the Medanta/Medicity Institute located near New Delhi, India.  The principal investigator has begun recruiting patients for this clinical trial.

Subject to the availability of working capital, we anticipate continuing to increase spending on research and development over the next 12 months. Additionally, associated with our anticipated increase in research and development expenditures, we anticipate purchasing additional amounts of equipment during this period to support our laboratory and testing operations. Operations to date have consumed substantial capital without generating revenues, and will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of our Hemopurifier(R) products, as well as market any of those products that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is dependent for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future, and presently require a minimum of $180,000 per month to sustain operations.

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

Based on such evaluation, our CEO and CFO concluded that, as of the end of such period, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

On February 12, 2010, we entered into a convertible note and warrant financing transaction with Gemini Master Fund, Ltd ("Gemini") whereby we raised $280,015 in cash and received a secured promissory note in the amount of $300,000 from Gemini (the "Gemini Note") in exchange for the issuance by the Company of a $660,000 principal amount 10% convertible promissory note (the "Company Note") to Gemini. The Company Note included an original issue discount of ten percent. The Company Note matures in February 2011. The Gemini Note had a stated maturity of April 1, 2011, with prepayments of principal and interest by Gemini to the Company due and payable beginning on September 1, 2010.

The conversion price per share under the Company Note was originally subject to a minimum price per share of $0.20 (the "Floor Price"). The conversion feature, including the Floor Price, contained an adjustment feature in the event of future financings by the Company, depending upon the terms of such financings.

On September 1, 2010, Gemini failed to make the $100,000 principal and interest payment due to the Company under the Gemini Note. Subsequently, Gemini submitted to the Company a request for partial conversion of the Company Note at a price per share below the Floor Price then in effect asserting that the Floor Price had been eliminated by virtue of the Company's July 2010 convertible note and warrant financing transaction with Tonaquint, Inc., which provided for a variable price conversion feature subject to an overall cap on shares issuable.  Gemini asserted that the terms of the Tonaquint, Inc. transaction caused the Floor Price to be eliminated entirely.  The Company and Gemini were in disagreement regarding (i) the continuation of the Floor Price at $0.20 and whether Gemini presently had the right to require conversions of principal and interest under the Company Note at prices below $0.20, and (ii) Gemini's obligation to pay the principal and interest installments due to the Company under the Gemini Note that were due and payable on each of September 1, 2010, October 1, 2010 and November 1, 2010.

On November 22, 2010, we entered into a Settlement Agreement (the "Agreement") with Gemini which provides for adjustments to the Company Note and issuance of the Exchange Warrant such that the Company Note and Warrant held by Gemini will now mirror certain of the economic features of the convertible note and warrant issued to Tonaquint, Inc. in the July 15, 2010 transaction.  The Agreement provides for the modification of the Company Note as follows: (i) Section 2.1(b) of the Note is modified such that the conversion price formula under the Company Note is changed to equal eighty percent (80%) of the average of the three lowest closing bid prices of the Company's common stock as reported by Bloomberg L.P. on the Principal Market for the twenty (20) trading days preceding the conversion date in lieu of the ten (10) trading days preceding the conversion date and (ii) there shall no longer be any Floor Price.  In addition, the Company Note was amended to include the following terms: the number of shares of common stock that may be issued to the holder of the Company Note pursuant to a conversion of the Company Note, combined with an exercise of the Exchange Warrant (as defined below), shall not exceed a cap determined by (a) dividing the sum of (i) the face amount of the Company Note, plus (ii) an amount equal to all interest that would accrue under the Company Note during its term (assuming no payments of principal or interest are made prior to the maturity date of the Company Note), by a price per share of common stock equal to $0.20 (subject to equitable adjustment) and (b) then adding the sum calculated pursuant to the foregoing clause (a) to the maximum number of Warrant Shares (as defined in the Exchange Warrant) that may be acquired by the holder thereof upon exercise of the Exchange Warrant (regardless of whether such exercise is a cashless exercise). In addition, the "Maximum Ownership Percentage" under the Company Note was increased to 9.99%.

In addition to the modifications of the Company Note, we agreed to exchange the Original Warrant for a new common stock purchase warrant (the "Exchange Warrant") for the purchase of 2,727,272 shares of common stock at an initial exercise price of $0.231 per share.  The Exchange Warrant provides for anti-dilution adjustment to the exercise price in the event of the issuance of securities by the Company below the exercise price, subject to certain exceptions as set forth in the Exchange Warrant.

In addition, the Agreement provided that Gemini deliver to us $253,794.09 by wire transfer in full payment of the Gemini Note, which represents the outstanding principal balance thereof plus all accrued but unpaid interest thereon less the origination fee due to Gemini under the original transaction documents less reimbursement of Gemini's legal expenses. In light of the settlement, we delivered to Gemini 286,483 shares of common stock in full satisfaction of the remaining number of shares of common stock due under certain conversion notices previously delivered by Gemini to the Company.  The Agreement provides for the mutual release of all claims related to the dispute and the revocation of all prior notices of default sent by the Company and Gemini to each other.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2010, we issued the following securities which were not registered under the Securities Act of 1933, as amended, and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" as defined in Rule 501(a) of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

During the quarter ended December 31, 2010, we issued 29,635 shares of restricted common stock to a consultant for investor relations services valued at $7,500 based on the value of the services provided.  The average issuance price was approximately $0.25 per share.

During the quarter ended December 31, 2010, we issued 1,767,634 shares of restricted common stock in exchange for the conversion of principal and interest of several notes payable and convertible notes payable in an aggregate amount of $327,161 at an average conversion price of $0.19 per share based upon the conversion formulae in the respective notes.  As the result of conversion of five of our May & June 2009 10% Convertible Notes (see Note 5), we issued those noteholders warrants to purchase 500,000 shares of common stock at the agreed exercise price of $0.20 per share per the terms of the May & June 2009 10% Convertible Notes.

During the quarter ended December 31, 2010, we issued 600,000 shares of common stock to our CEO in connection with the restricted stock award made to our CEO in June 2009.

During the quarter ended December 31, 2010, we issued warrants to purchase 2,727,272 shares of common stock in connection with the settlement of a dispute with Gemini Partners, Ltd., for the return and cancellation of a warrant to purchase 660,000 shares of common stock.  In addition, we issued 286,483 shares of common stock to Gemini Partners, Ltd. as a condition to the settlement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $1,500,689 have reached maturity and are past due. At December 31, 2010, we had accrued interest in the amount of $356,103 associated with these notes  We are continually reviewing other financing arrangements to retire all past due notes.

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

AETHLON MEDICAL, INC.

Date: FEBRUARY 17, 2010	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER (CHIEF ACCOUNTING OFFICER)

EXHIBIT INDEX

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc. (1)

4.1	Warrant to Purchase Common Stock dated November 22, 2010(2)

10.1	Offer of Employment for Mr. Rodney Kenley dated October 27, 2010 (3)

10.2	Stock Option Agreement with Mr. Rodney Kenley dated October 28, 2010(3)

10.3	Settlement Agreement with Gemini Master Fund, Ltd.(4)

31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

_____________
* Filed herewith.

(1)	Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

(2)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed November 26, 2010.

(3)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed November 1, 2010.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 26, 2010.