Form 10-K
period 2011-03-31
AETHLON MEDICAL INC
filed 2011-07-14
CIK 882291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company. Yes [_] No [X]

The registrant had no revenue for the fiscal year ended March 31, 2011.

The aggregate market value of the common stock held by non-affiliates of the Registrant as of September 30, 2010 was approximately $24.5 million, computed by reference to the closing sale price of the common stock of $0.26 per share on the OTC Bulletin Board on September 30, 2010. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Common Stock of the registrant outstanding as of June 29, 2011 was 97,205,477.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

The mission of our organization is to create innovative devices that address unmet medical needs in cancer, infectious disease and other life-threatening conditions. At the core of our developments is the Aethlon ADAPT™ (Adaptive Dialysis-Like Affinity Platform Technology) system, a medical device platform that converges single or multiple affinity drug agents with advanced plasma membrane technology to create therapeutic filtration devices that selectively remove harmful particles from the entire circulatory system without loss of essential blood components.

The Aethlon ADAPT™ System Pipeline

At present, the Aethlon ADAPT™ system product pipeline consists of two proposed devices and one clinical stage device. A device that would reduce the onset of sepsis has been proposed to the Defense Advanced Research Projects Agency (DARPA) and is currently pending a potential contract award. We have also responded to a U.S. Army initiative to create a device that would meet the objectives of a development program entitled “Blood Purification for Organ Failure”. On May 25, 2011, we introduced the Aethlon ADAPT™ system to the drug industry at the C21 Life Sciences Partnering Conference.

The genesis of the Aethlon ADAPT™ system is our lead therapeutic candidate, the Aethlon Hemopurifier®, a medical device that has demonstrated broad-spectrum capabilities against viral pathogens, immunosuppressive glycoproteins and exosomes secreted by cancer and other life-threatening disease conditions.

The Aethlon Hemopurifier®

The Aethlon Hemopurifier® is a first-in-class medical device that removes infectious viruses, immunosuppressive proteins and disease-enhancing exosomes from the entire circulatory system. Safety of the device has been demonstrated in over 80 human treatment experiences conducted at research hospitals in Delhi, India. In these studies, Hemopurifier® therapy also provided significant viral load reductions in HIV and hepatitis C virus (HCV) infected individuals without the administration of antiviral drugs. We are now focused on advancing our Hemopurifier® as an adjunct strategy to improve the benefit of infectious disease and cancer treatment regimens. Based on studies conducted by both government and non-government research organizations, our Hemopurifier® also provides broad-spectrum capabilities against all tested bioterror and pandemic threats.   The Hemopurifier® is a single-use disposable cartridge designed for implementation within the established infrastructure of dialysis machines and other blood pump systems already located in hospitals and clinics worldwide. To initiate Hemopurifier® therapy, blood circulation is accessed via a catheter or other blood access device.  In design, the Hemopurifier® contains lectin affinity agents that bind to high-mannose structures unique to glycoproteins that coat viruses and immunosuppressive exosomes that are secreted by cancerous tumors. The affinity agents are immobilized to surround approximately 2,800 porous hollow fibers that run the interior length of our device. During Hemopurifier® therapy, viral and exosomal targets are separated from circulation through the fiber walls and away from blood cells and other essential blood components. Once separated, viruses, immunosuppressive glycoproteins, and exosomes are then selectively bound from circulation by immobilized affinity agents prior to the occurrence of cell and organ infection or apoptosis of immune cells.

In 2010, we established "good manufacturing practice" (GMP) for the manufacture of the Hemopurifier® in an FDA-approved facility in San Diego, California. We are currently conducting an HCV treatment program that would lead to potential commercialization in India, and we are advancing strategies to initiate clinical programs in the United States and the European Union. We believe our Hemopurifier® is positioned to address four significant market opportunities:

1.) Cancer:

We believe our Hemopurifier® is the first therapeutic strategy to address immunosuppressive cancer exosomes and that the removal of these exosomes from circulation would likely improve patient responsiveness to established cancer therapies. Exosomes are released by solid tumors, lymphomas, and leukemia. They induce T-cell apoptosis (programmed cell death), and block T-cell signaling, proliferation, and cytokine production. High concentrations of circulating exosomes correlate with reduced T-cell production and tumor progression in cancer patients. In vitro studies have demonstrated activity against exosomes underlying ovarian, breast, lymphoma, melanoma, and colorectal cancer.

2.) Hepatitis-C Virus (HCV):

We are currently conducting an HCV clinical treatment program at the Medanta-Medicity, which is one of India’s largest multi-super specialty institutes. The goal of our study is to demonstrate the utility of our Hemopurifier(R) as an adjunct therapy to accelerate viral load reduction when administered at the outset of standard of care drug therapy. Our study calls for the treatment of up to 30 patients and positive clinical outcomes will lead to the first commercialization of Hemopurifier® in India. Based on previous HCV treatment experiences, we believe our Hemopurifier® inhibits viral replication through selective removal of all genotypes of circulating HCV and augments immune response by removing immunosuppressive proteins shed by HCV. HCV represents our primary Hemopurifier® treatment focus based on previous human treatment outcomes, the size of the HCV market opportunity, and clinical validations that reinforce the benefit of HCV viral filtration on patient outcomes.

3.) Human Immunodeficiency Virus (HIV):

Antiviral drug regimens provide HIV infected patients with an effective tool to inhibit disease progression. However, many patients inevitably become resistant to their drug therapies and are left with limited treatment options. We believe our Hemopurifier(R) provides a device-based antiviral and immunotherapeutic mechanism to inhibit the spread of all HIV strains, thus providing fully drug resistant patients with a treatment strategy to inhibit disease progression. In a proof of principal treatment study, our Hemopurifier® reduced viral load by 93% in an HIV-AIDS infected individual without the administration of antiviral drug therapy.  The study protocol provided for 12 Hemopurifier® treatments, each four hours in duration, to be administered over the course of one month.

4.) Bioterror and Pandemic Threats:

Based on human safety data and pre-clinical studies conducted by government and non-government research institutes, we believe our Hemopurifier® represents the most advanced broad-spectrum treatment countermeasure against bioterror and pandemic threats, and the sole therapeutic strategy against viral threats that are not treatable with drug or vaccine therapies. Pre-clinical in vitro studies have demonstrated the ability of our Hemopurifier® to capture Ebola Virus, Dengue Virus, Lassa Virus, West Nile Virus, Monkeypox Virus, H5N1 Avian Influenza Virus, the 2009 H1N1 Swine Flu Virus, and the reconstructed H1N1 Spanish Flu of 1918 virus. We have submitted an Investigational Device Exemption ("IDE") to the FDA related to a proposed human safety study of the Hemopurifier® in the United States related to such bioterror and pandemic threats.  We are scheduled to meet with FDA officials on July 19th, 2011 to discuss the clinical programs we have proposed in the United States.

EXOSOME SCIENCES, INC.

We established Exosome Sciences (ESI) in October of 2009 as a wholly owned subsidiary to advance diagnostic tools created by our researchers to identify the presence of exosomes in blood and other fluids. The research diagnostic tool resulting from the efforts of our researchers is ELLSA™, an Enzyme Linked Lectin Specific Assay that has been validated to identify the presence of exosomes underlying the human immunodeficiency virus (HIV), tuberculosis (TB), and various forms of cancer, including ovarian, melanoma, breast, lymphoma, and colorectal.

RECENT EXPANSION OF REVENUE SOURCES

During the course of 2011, we expanded our sources of early revenue generation to include opportunities beyond our lead Hemopurifier® treatment technology. In this regard, we established three new business channels that may generate revenue for us in the future:

1.
The introduction of the Aethlon ADAPTTM system provides a basis to develop new selective therapeutic filtration devices through drug industry collaborations.  Potential revenues resulting from such collaborations may include product development fees, income from research, regulatory and manufacturing support, and potential royalties from products that become commercialized in the marketplace;

2.
Non-dilutive U.S. Government contract or grant income.  On April 1, 2011 we applied for and are now pending a potential contract award from the Defense Advanced Research Projects Agency resulting from our response to a program entitled “Dialysis-Like Therapeutics.” On May 31st, 2011, we submitted a request to the Biomedical Advanced Research and Development Authority (BARDA) to fund our biodefense and pandemic threat clinical programs in the United States through broad agency announcement CBRN BAA-11-100-00009, and on June 29th of this year, we submitted a response to a U.S. Army funding program entitled, “Blood Purification for Organ Failure.”

3.	Our wholly owned subsidiary, Exosome Sciences, Inc. may choose to license or initiate sales of ELLSA™ research diagnostic assays that identify the presence of exosomes in blood and other fluids.

CORPORATE HISTORY

On March 10, 1999, Aethlon, Inc., a California corporation ("Aethlon"), Hemex, Inc., a Delaware corporation ("Hemex"), the accounting predecessor to the Company, and Bishop, Inc. ("Bishop"), a publicly traded "shell" company, completed a n Agreement and Plan of Reorganization (the "Plan") structured to result in Bishop's acquisition of all of the outstanding common shares of Aethlon and Hemex (the "Reorganization"). The Reorganization was intended to qualify as a tax-free transaction under Section 368(a)(1)(B) of the 1986 Internal Revenue Code, as amended. Under the Plan's terms Bishop issued 733,500 and 1,350,000 shares of its common stock to the common stock shareholders of Aethlon and Hemex, respectively, such that Bishop then owned 100% of each company. Upon completion of the transaction, Bishop was renamed Aethlon Medical, Inc.

In October 2009, we established a new wholly owned subsidiary, Exosome Sciences, Inc., a Nevada corporation, as a corporate vehicle for our exosome-related diagnostic activities.

RESEARCH AND DEVELOPMENT

The cost of research and development, all of which has been charged to operations, amounted to approximately $978,000 over the last two fiscal years.

INTELLECTUAL PROPERTY

We currently own or have license rights to a number of U.S. and foreign patents and patent applications and endeavor to continually improve our intellectual property position. We consider the protection of our technology, whether owned or licensed, to the exclusion of use by others, to be vital to our business. While we intend to focus primarily on patented or patentable technology, we may also rely on trade secrets, unpatented property, know-how, regulatory exclusivity, patent extensions and continuing technological innovation to develop our competitive position. We also own certain trademarks.

U.S. PATENTS

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

We have also exercised an option to exclusively license a pending patent entitled, "Method to Inhibit Proliferation and Growth of Metastases" from The Trustees of Boston University. The license provides a rapid development strategy for new cancer therapies by uniting drug agents that inhibit the spread of cancer-related metastases with filtration techniques already proven in the Aethlon Hemopurifier(R). The resulting devices would inhibit tumor growth by reducing the presence of circulating growth factors without interfering with surgical wound healing or the recovery of tissue injured by radiation therapy. While the market for anti-growth factor drug agents exceeds $5 billion, there remains a significant unmet clinical need, as these drug agents may not be indicated for use in conjunction with surgical procedures or radiation treatment as they inhibit wound healing and tissue recovery. Depending on the applications, if we commercialize a product based upon this license, we will pay royalties up to a maximum of 3.5 percent of net sales.

The following table lists our issued patents and patent applications, including their ownership status:

PATENTS ISSUED IN THE UNITED STATES

		ISSUANCE	OWNED OR
PATENT #	PATENT NAME	DATE	LICENSED
7,226,429	Method for removal of viruses from blood by lectin affinity hemodialysis	01/20/04	Owned
6,528,057	Method for removal of HIV and other viruses from blood	03/04/03	Licensed
6,071,412	Extracorporeal device containing immobilized chelator on silica substrate and use thereof	06/06/00	Owned

PATENT APPLICATIONS IN THE UNITED STATES

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
11/756543	Method for removal of viruses from blood by lectin affinity hemodialysis	05/31/07	Owned
12/600236	Device and method for purifying virally infected blood	11/13/09	Owned
60/989043	Affinity capture of circulating cancer biomarkers	12/20/08	Owned
12/282152	Extracorporeal removal of microvesicular particles (exosomes)	05/26/09	Licensed
PCT/US2006/027746	Removal of growth factors during surgery	07/20/08	Licensed
61/470,998	Methods and Devices Comprising Extracorporeal Blood Flow	04/01/11	Owned

INTERNATIONAL PATENTS

INTERNATIONAL PATENTS ISSUED

		ISSUANCE	OWNED OR
PATENT #	PATENT NAME	DATE	LICENSED
2,353,399	Method for removal of viruses from blood by lectin affinity hemodialysis	01/20/04	Owned
770,344	Method for removal of HIV and other viruses from blood	06/03/04	Licensed
69929986.1-08	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
1,109,564	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
1,109,564	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
1,109,564	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
1,109,564	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
2342203	Method for removal of HIV and other viruses from blood	03/01/11	Licensed

INTERNATIONAL PATENT APPLICATIONS (SOME MAY MOVE TO THE US DURING NATIONAL PHASE OF APPLICATION PROCESS)

		FILING	OWNED OR
APPLICATION #	APPLICATION NAME	DATE	LICENSED
4,703,673	Method for removal of viruses from blood by lectin affinity hemodialysis	01/20/04	Owned
2,516,403	Method for removal of viruses from blood by lectin affinity hemodialysis	01/20/04	Owned
200,480,006,996	Method for removal of viruses from blood by lectin affinity hemodialysis	01/20/04	Owned
0	Method for removal of viruses from blood by lectin affinity hemodialysis	01/00/00	Owned
2006-501076	Method for removal of viruses from blood by lectin affinity hemodialysis	01/20/04	Owned
PCT/US2008/063946	Method for removal of viruses from blood by lectin affinity hemodialysis	05/16/08	Owned
8201/DELNP/2009	Method for removal of viruses from blood by lectin affinity hemodialysis	05/16/08	Owned
PCT/US2009/066626	Affinity capture of circulating cancer biomarkers	12/03/09	Owned
PCT/US2008/016922	Method and apparatus for increasing containment clearance rates during extracorporeal fluid treatment	12/19/08	Owned
PCT/US2007/006101	Extracorporeal removal of microvesicular particles(exosomes)	03/09/07	Licensed
7,752,779	Extracorporeal removal of microvesicular particles(exosomes)	03/09/07	Licensed
9,104,741	Extracorporeal removal of microvesicular particles(exosomes)	03/09/07	Licensed
PCT/US2007/006101	Extracorporeal removal of microvesicular particles(exosomes)	08/12/08	Licensed
8139/DELNP/2008	Extracorporeal removal of microvesicular particles(exosomes)	03/09/07	Licensed
PCT/US2009/046123	Device and method for purifying virally infected blood in combination with antiviral therapies
PCT/US2009/057013	Methods and systems for reducing viral load of hepatitis C virus in hemodialysis patients
PCT/US2006/027746	Removal of growth factors during surgery	07/18/06	Licensed
6,787,633	Removal of growth factors during surgery	05/27/08	Licensed
PCT/US2006/027746	Removal of growth factors during surgery	07/20/08	Licensed
PCT/US2006/027746	Removal of growth factors during surgery	07/31/08	Licensed

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

TRADEMARKS

We have obtained registered trademarks in the United States for the Hemopurifier®, Aethlon Medical® and Aethlon Medical, Inc. and have adopted the Aethlon ADAPT and ELLSA trademarks in the United States. We have applied for a trademark on Hemopurifier in India and that application Is currently pending.

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

GOVERNMENT REGULATION IN THE U.S.

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

CLINICAL TRIALS IN THE U.S.

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

PERVASIVE AND CONTINUING U.S. REGULATION

Should our device be cleared for market use in the United States by the FDA, numerous regulatory requirements continue to apply. These include:

•
FDA's Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;

•	clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;

•
medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

FRAUD AND ABUSE

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

INTERNATIONAL REGULATIONS AND CLINICAL TRIALS

International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.

With respect to our efforts in India, we have been informed that since our device has successfully completed safety studies in India and based on current Indian regulations on medical devices; we will be able to commercialize our product as a medical device in India on a hospital by hospital basis with approval of the institutional review boards (IRBs) of such hospitals. We believe that we will need to reach a successful conclusion to our current Hepatitis-C-oriented clinical trial at the Medanta Medicity Hospital in Delhi, India before approaching the IRBs of other hospitals regarding commercial sales of the Hemopurifier®.

If we receive such approval by one or more hospitals, we initially plan to export Hemopurifiers(R) produced under GMP by our contract manufacturer in San Diego, California. We have registered our contract manufacturing arrangement with the FDA and we have received an export license from the FDA to export our products for commercial purposes to India.

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

We have not yet initiated clinical trials in the European Union nor do we have a current commitment to conduct such trials.

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

EMPLOYEES

At June 29, 2011, we had six full-time employees, comprised of our Chief Executive Officer, our President, our Chief Science Officer, our Chief Financial Officer, a research scientist and an executive assistant. We utilize, whenever appropriate, contract and part-time professionals in order to conserve cash and resources. We currently contract a Director of Corporate Communications on a full-time basis. We believe our employee relations are good. None of our employees are represented by a collective bargaining unit.

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

RISKS RELATING TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

We have yet to establish any history of profitable operations. We have not had any significant revenues from our principal operations. We have incurred net losses of $5,711,435 and $4,573,315 for the fiscal years ended March 31, 2011 and 2010, respectively. At March 31, 2011 and 2010, we had an accumulated deficit of $(48,471,945) and $(42,760,510), respectively.

Future profitability, if any, will require the successful commercialization of our Hemopurifier(R) technology. No assurances can be given when or if this will occur or that we will ever generate revenues or be profitable.

WE HAVE RECEIVED AN EXPLANATORY PARAGRAPH FROM OUR AUDITORS REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our independent registered public accounting firm noted in their report accompanying our financial statements for our fiscal year ended March 31, 2011 that we had a significant deficit accumulated during the development stage, had a working capital deficit and that a significant amount of additional capital will be necessary to advance the development of our products to the point at which we may become commercially viable and stated that those conditions raised substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements for the year ended March 31, 2011 describes management's plans to address these matters. We cannot assure you that our business plans will be successful in addressing these issues. This explanatory paragraph about our ability to continue as a going concern could affect our ability to obtain additional financing at favorable terms, if at all, as it may cause investors to lose faith in our long-term prospects. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

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

We rely upon third party licenses for the development of specific uses for our Hemopurifier® devices, including in the area of cancer treatment. Specifically, we are researching, developing and testing cancer-related applications for our devices under a license with Boston University and with the London Health Science Center Research, Inc. and Mr. Thomas Ichim. Should either of these licenses be prematurely terminated for any reason, or if the patents and intellectual property owned by such entities that we have licensed are be challenged or defeated by third parties, our research efforts could be materially and adversely effected. There can be no assurances that these licenses will continue in force for as long as we require for our research, development and testing of cancer treatments. There can be no assurances that should these licenses terminate, or should the underlying patents and intellectual property be challenged or defeated, that suitable replacements can be obtained or developed on terms acceptable to the Company, if at all.

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

Our competitors are developing vaccine candidates, which could compete with the Hemopurifier(R) medical device candidates we are developing. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases we target that:

•	are more effective;

•	have fewer or less severe adverse side effects;

•	are better tolerated;

•	are more adaptable to various modes of dosing;

•	are easier to administer; or

•	are less expensive than the products or product candidates we are developing.

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

WE HAVE ISSUED NUMEROUS PROMISSORY NOTES THAT ARE CURRENTLY OVERDUE AND IN DEFAULT; FAILURE TO CURE SUCH DEFAULTS COULD ADVERSELY AFFECT OUR ABILITY TO RAISE NEW CAPITAL AND TO CONTINUE OPERATIONS

We have issued and outstanding convertible promissory notes in the aggregate principal amount of $1,440,689, which are currently overdue. We have no means to repay the notes unless and until we raise new capital or generate revenues.  Although the majority of these notes are convertible into our common stock at various rates and prices, there can be no assurance that the holders of these notes will opt to convert some or all of the principal and interest due and owing on the notes in lieu of cash repayment. If we are unable to raise new capital we may be unable to satisfy these note obligations. We may become the subject of multiple litigation claims seeking to recover payment on the notes.  New investors may be reluctant to fund new capital to the Company while these notes are overdue and outstanding. We will attempt to negotiate extensions for the payment and other restructure of the notes as a method of curing the defaults, but there can be no assurance that such extensions or restructures will be on terms favorable to the Company, if at all. If we are unable to satisfy the notes, or restructure them, we may be unable to raise new capital and we may be subject to litigation claims, either of which could cause us to cease operations.

WE HAVE LIMITED MANUFACTURING EXPERIENCE.

To achieve the levels of production necessary to commercialize our Hemopurifier(R) products, we will need to secure manufacturing agreements with contract manufacturers which comply with good manufacturing practice standards and other standards prescribed by various federal, state and local regulatory agencies in the U.S. and any other country of use.

We have limited experience manufacturing products for testing purposes and no experience manufacturing products for large scale commercial purposes. In 2010, we established GMP for the manufacture of Hemopurifiers® in an outsourced FDA-approved facility in San Diego, California. To date, we have manufactured devices on a small scale for testing purposes and have begun to utilize the services of that contract manufacturer. There can be no assurance that manufacturing and control problems will not arise as we attempt to commercialize our products or that such manufacturing can be completed in a timely manner or at a commercially reasonable cost. Any failure to address such problems could delay or prevent commercialization of our products and would have a material adverse effect on us.

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

Our success depends to a critical extent on the continued services of our Chief Executive Officer, James A. Joyce, our Chief Science Officer, Richard H. Tullis and our President, Rodney S. Kenley. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The loss of Dr. Tullis would harm the clinical development of our products due to his unique experience with the Hemopurifier(R) technology. The loss of Dr. Tullis, Mr. Joyce and/or Mr. Kenley would be detrimental to our growth as they possess unique knowledge of our business model and infectious disease which would be difficult to replace within the biotechnology field. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although Mr. Joyce and Dr. Tullis have signed employment agreements providing for their continued service to our company, these agreements will not preclude them from leaving our company. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers.

OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND COULD ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT.

We currently have an extremely small staff comprised of six full-time employees consisting of our Chief Executive Officer, our President, our Chief Science Officer, our Chief Financial Officer, a research scientist and an executive assistant. We also employ a Director of Corporate Communications on a contract basis. Although we believe that these employees and consultants will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personal. Competition for these individuals, especially in San Diego where many biotechnology companies are located, is intense and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

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

The Hemopurifier(R) and related treatment approaches are protected by three issued U.S. patents and eight issued international patents. We have also applied for six additional U.S. patents and twenty additional international patents.

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

•	The FDA may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied.

•	The FDA may require additional testing for safety and effectiveness.

•	The FDA may interpret data from pre-clinical testing and clinical trials in different ways than we interpret them.

•	If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution.

•	The FDA may change their approval policies and/or adopt new regulations.

Failure to comply with these or other regulatory requirements of the FDA may subject us to administrative or judicially imposed sanctions, including:

•	warning letters;

•	civil penalties;

•	criminal penalties;

•	injunctions;

•	product seizure or detention;

•	product recalls; and

•	total or partial suspension of productions.

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

Our business prospects will depend on our ability to complete clinical trials, obtain satisfactory results, obtain required regulatory approvals and successfully commercialize our Hemopurifier(R) product candidates. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

•	serious adverse events related to our medical device candidates;

•	unsatisfactory results of any clinical trial;

•	the failure of our principal third-party investigators to perform our clinical trials on our anticipated schedules; and/or

•	different interpretations of our pre-clinical and clinical data, which could initially lead to inconclusive results.

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

U.S. GOVERNMENT AGENCIES HAVE SPECIAL CONTRACTING REQUIREMENTS, WHICH CREATE ADDITIONAL RISKS.

Our business plan to provide biodefense product candidates may involve contracts with the U.S. Government. U.S. Government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. Government to unilaterally:

•	suspend or prevent us for a period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;

•	audit and object to our contract-related costs and fees, including allocated indirect costs;

•	control and potentially prohibit the export of our products; and

•	change certain terms and conditions in our contracts.

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

Our potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including the:

•	lack of adequate quality or sufficient prevention benefit, or unacceptable safety during pre-clinical studies or clinical trials;

•	failure to receive necessary regulatory approvals;

•	existence of proprietary rights of third parties; and/or

•	inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

THE PATENTS WE OWN COMPRISE A MAJORITY OF OUR ASSETS WHICH COULD LIMIT OUR FINANCIAL VIABILITY.

The Hemopurifier(R) is protected by three issued U.S. patents and eight issued international patents. One of the U.S. patents is covered via an exclusive license. Our exclusive license expires March 2020 and is subject to termination if the inventors have not received a minimum of $15,000 in any year during the term beginning in the second year after the FDA approves the Hemopurifier(R). These patents comprise a majority of our assets. At March 31, 2011, our intellectual property assets comprise 89% of our non-current assets, and 25% of total assets. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition as a majority of our assets would lose their value. Further, since the financial value of our patents is written down for accounting purposes over the course of their term until they expire, our assets comprised of patents will continually be written down until they lose value altogether.

LEGISLATIVE ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and legislation following the Enron bankruptcy have increased our general and administrative costs as we have incurred increased legal and accounting fees to comply with such rule changes. Further changes in accounting rules and/or legislation changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America, and adversely affect our operating results.

OUR PRODUCTS ONCE COMMERCIALLY AVAILABLE MAY BE SUBJECT TO RECALL OR PRODUCT LIABILITY CLAIMS.

Our Hemopurifier(R) products may be used in connection with medical procedures in which it is important that those products function with precision and accuracy. If our products do not function as designed, or are designed improperly, we may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, or our products are designed inappropriately, we may be subject to lawsuits seeking significant compensatory and punitive damages. The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. We do not have general clinical trial liability insurance coverage. There can be no assurance that future insurance coverage will to be adequate or available. We may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any product recall or lawsuit seeking significant monetary damages may have a material effect on our business and financial condition. Any liability for mandatory damages could exceed the amount of our coverage. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended March 31, 2011, the high and low closing sale prices of a share of our common stock were $0.37 and $0.12, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenue or profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology as a viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN OR CONTROL APPROXIMATELY 16.2% OF OUR OUTSTANDING COMMON SHARES AS OF JUNE 29, 2011, WHICH MAY LIMIT YOUR ABILITY OR THAT OF OTHER SHAREHOLDERS, WHETHER ACTING INDIVIDUALLY OR TOGETHER, TO PROPOSE OR DIRECT THE MANAGEMENT OR OVERALL DIRECTION OF OUR COMPANY. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN YOU RECEIVING A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON SHARES.

As of June 29, 2011, our officers and directors beneficially own or control approximately 16.2% of our outstanding common shares (assuming the exercise of all outstanding options and warrants held by our officers and directors). In addition, our Board has approved the grant of 4,000,000 shares of restricted stock to our Chief Executive Officer, and upon such issuance in full of such shares, the beneficial ownership of our officers and directors will increase to 18.0%. These persons will have the ability to substantially influence all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

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

As of March 31, 2011, there are outstanding purchase options and warrants entitling the holders to purchase 58,608,729 common shares at a weighted average exercise price of $0.28 per share. That figure includes 1,405,230 warrants that are conditional upon the exercise of other warrants or conversion of certain convertible debt instruments. There are 20,924,703 shares underlying promissory notes convertible into common stock at a weighted average exercise price of $0.16. The exercise price for all of the aforesaid warrants may be less than your cost to acquire our common shares. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

OUR ISSUANCE OF ADDITIONAL COMMON SHARES, OR OPTIONS OR WARRANTS TO PURCHASE THOSE SHARES, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

We are entitled under our certificate of incorporation to issue up to 250,000,000 shares of common stock. We have reserved for issuance 79,533,432 shares of common stock for existing options, warrants and convertible notes. We have issued and outstanding, as of March 31, 2011, 77,467,361 shares of common stock. As a result, as of March 31, 2011 we have 92,992,207 common shares available for issuance to new investors. Our board may generally issue shares of common stock, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional shares of common stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

OUR ISSUANCE OF ADDITIONAL COMMON SHARES IN EXCHANGE FOR SERVICES OR TO REPAY DEBT, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS AND COULD HAVE A NEGATIVE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

Our board may generally issue shares of common stock to pay for debt or services, without further approval by our shareholders based upon such factors that our board of directors may deem relevant at that time. For the past four years, we issued a total of 21,454,416 shares for debt to reduce our obligations. The average price discount of common stock issued for debt in this period, weighted by the number of shares issued for debt in such period was 24.7% and 40.0% for the years ended March 31, 2011 and 2010, respectively.

For the past four fiscal years we issued a total of 6,650,624 shares as payment for services. The average price (premium)/discount of common stock issued for services during this period, weighted by the number of shares issued was (16.9)% and 6.0% for the years ended March 31, 2011 and 2010, respectively. It is likely that we will issue additional securities to pay for services and reduce debt in the future. We cannot give you any assurance that we will not issue additional shares of common stock under circumstances we may deem appropriate at the time.

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

ITEM 2. PROPERTIES

We currently rent approximately 2,300 square feet of executive office space at 8910 University Center Lane, Suite 660, San Diego, CA 92122 at the rate of $6,256 per month on a four-year lease that expires in September 2013. We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $2,084 per month on a two-year lease that expires in October 2011.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in various claims, lawsuits, disputes with third parties or breach of contract actions incidental to the normal course of business operations. Except as set forth below, we are currently not involved in any such litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

On June 23, 2011, a complaint was filed in the Superior Court of California, San Diego County entitled John Barsall v. Aethlon Medical, Inc. We have not yet been served with a copy of the complaint. We believe that the case relates to two Subscription Agreements and two 10% Convertible Promissory Notes issued to Mr. Barsall on June 19, 2009 and June 30, 2009 in the aggregate principal amount of $200,000 (the “Barsall Notes”). The Barsall Notes matured on December 31, 2010 and payment on the Barsall Notes has not been made. If and when we are properly served with a copy of the complaint, we will determine what actions to take in response to the complaint.

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

	BID PRICE
PERIOD	HIGH	LOW

Calendar 2011:
First Quarter	$0.22	$0.12

Calendar 2010:
Fourth Quarter	0.32	0.18
Third Quarter	0.32	0.21
Second Quarter	0.38	0.15
First Quarter	0.48	0.29

Calendar 2009:
Fourth Quarter	0.73	0.23
Third Quarter	0.36	0.23
Second Quarter	0.36	0.19
First Quarter	0.27	0.12

There were approximately 154 record holders of our common stock at June 29, 2011. The number of registered shareholders includes any beneficial owners of common shares held in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES

We have sold or issued the following securities not registered under the Securities Act in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act or Regulation D of the Securities Act during the fiscal year ended March 31, 2011. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

COMMON STOCK AND WARRANTS

Common Stock Issuances in the Fiscal Year Ended March 31, 2011:

During the fiscal year ended March 31, 2011, we issued 1,844,903 shares of restricted stock under warrant exercises by an accredited investor in exchange for cash proceeds of $320,433. As an inducement to this warrant holder, we agreed to issue to him 1,599,348 replacement warrants on the same terms as 1,599,348 of the warrants that he exercised and to reduce the purchase price to a current market price on the other 245,555 warrants.

During the fiscal year ended March 31, 2011, we issued 8,857,408 shares of restricted common stock to noteholders in exchange for the conversion of principal and interest of several notes payable and convertible notes payable in an aggregate amount of $1,563,102 at an average conversion price of $0.18 per share based upon the conversion formulae in the respective notes.

During the fiscal year ended March 31, 2011, we issued 614,123 restricted shares of common stock to service providers for investor relations or advisory services valued at $190,795 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.31 per share.

In June 2010, we issued 1,586,040 shares of restricted common stock and 1,586,040 warrants to purchase our common stock at a price of $0.20 per share to the holders of our Amended and Restated Series A 12% Convertible Notes as a Unit payment of accrued and prepaid interest and liquidated damages (see Note 5 to the Financial Statements). That aggregate amount included an issuance of 31,040 shares of restricted common stock and 31,040 warrants to purchase our common stock at a price of $0.20 per share to the law firm representing the holders of our Amended and Restated Series A 12% Convertible Notes.

In December 2010, we issued 600,000 shares of common stock to our CEO in connection with the restricted share incentive agreement that he received in June 2009.

In January 2011, we issued 78,767 shares of restricted common stock to the owner of a patent as a patent license payment valued at $11,500.

In the fiscal year ended March 31, 2011, we issued 71,542 restricted shares of common stock to consultants as compensation under stock-based compensation expense for investor relations services valued at $20,000 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.28 per share.

Warrant Issuances in the Fiscal Year Ended March 31, 2011:

In April 2010, we entered into a one-year consulting agreement with an individual for media relations services. We agreed to pay the consultant 22,727 warrants to purchase our common stock at a fixed exercise price of $0.33 per share on a monthly basis. The agreement values these warrant issuances at $5,000 per month. Through March 31, 2011, we have recorded warrants to purchase 249,997 shares of our stock per this agreement.

In April 2010, we raised $75,000 from the sale to an accredited investor of a 10% convertible note. The convertible note matures in October 2011 and is convertible into our common stock at a fixed conversion price of $0.25 per share prior to maturity. The investor also received three-year warrants to purchase 300,000 unregistered shares of our common stock at a price of $0.25 per share.

In May 2010, a warrant holder exercised warrants to purchase 1,599,348 shares of common stock at the agreed exercise prices, which resulted in proceeds of $283,600. As an inducement to this warrant holder, we agreed to issue to him 1,599,348 replacement warrants on the same terms as the warrants that he exercised.

In June 2010, we issued 1,586,040 shares of restricted common stock and 2,981,598 warrants to purchase our common stock at a price of $0.20 per share to the holders of our Amended and Restated Series A 12% Convertible Notes and to their law firm.  1,586,040 of those warrants were issued as a Unit payment of accrued and prepaid interest and liquidated damages (see Note 5 to the Financial Statements).

In July 2010, we entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with Tonaquint, Inc., a Utah corporation (the "Investor"), whereby we issued and sold, and the Investor purchased: (i) a Convertible Promissory Note of the Company in the principal amount of $890,000 (the "Company Note") and (ii) a Warrant to purchase common stock of the Company (the "Warrant").

In September 2010, we entered into a Subscription Agreement with three accredited investors (the “Purchasers”) providing for the issuance and sale of convertible promissory notes and corresponding warrants in the aggregate principal amount of $1,430,000. The initial closing under the Subscription Agreement resulted in the issuance and sale of (i) convertible promissory notes in the aggregate principal amount of $743,600, (ii) five-year warrants to purchase an aggregate of 3,718,000 shares of our common stock at an exercise price of $0.31125 per share, and (iii) five-year warrants to purchase an aggregate of 3,718,000 shares of our common stock at an exercise price of $0.43575 per share.

In November 2010, as part of a settlement agreement involving our February 2010 Convertible Note(see Note 5 to the financial statements) we issued warrants to purchase 2,727,272 shares of common stock in exchange for the return and cancellation of a warrant to purchase 660,000 shares of common stock.

In November 2010, five noteholders of our May & June 2009 10% Convertible Notes (see Note 5 to the Financial Statements) elected to convert $100,000 of principal and $15,039 of accrued interest to common stock at the agreed conversion price of $0.20 per share.  As a result of those conversions, we issued those noteholders warrants to purchase 500,000 shares of common stock at the agreed exercise price of $0.20 per share.

EQUITY COMPENSATION PLANS

SUMMARY EQUITY COMPENSATION PLAN DATA

The following table sets forth March 31, 2011 information on our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

			(c)
			Number of securities
			remaining available
			for future issuance
	(a)	(b)	under equity
	Number of securities to	Weighted-average	compensation plans
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding options,	outstanding options,	reflected in column
Plan category	warrants and rights (1)(2)	warrants and rights	(a))

Equity compensation plans approved by security holders	--	$--	490,000

Equity compensation plans not approved bysecurity holders (1)(3)	19,933,560	$0.28	4,625,401

Totals	19,933,560	$0.28	5,115,401

(1) The description of the material terms of non-plan issuances of equity instruments is discussed in Note 6 to the accompanying consolidated financial statements.

(2) Net of equity instruments forfeited, exercised or expired.

(3) On June 8, 2009, our board of directors approved the grant to Mr. Joyce of 4,000,000 shares of restricted common stock. The market price of our stock on  the grant date was $0.24 per share and the shares vest in equal installments over a thirty-six-month period commencing June 30, 2010. Mr. Joyce may, from time to time, defer acceptance of the shares. However, all shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six-month vesting period. As of June 29, 2011, 675,000 of these shares have been issued.

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

At March 31, 2011, all of the grants previously made under the Plan had expired and 10,000 restricted shares had been issued under the 2000 Stock Option Plan, with 490,000 available for future issuance.

2003 CONSULTANT STOCK PLAN

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

At March 31, 2011 we had 21,565 shares remaining under the 2003 Consultant Stock Plan.

2010 STOCK INCENTIVE PLAN

In August 2010, we adopted the 2010 Stock Incentive Plan (the "Incentive Plan"), which provides incentives to attract, retain and motivate employees and directors whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in our future performance through awards of options, the right to purchase common stock, stock bonuses and stock appreciation rights and other awards. A total of 3,500,000 common shares were initially reserved for issuance under the Incentive Plan.

In August 2010, we filed a registration statement on Form S-8 for the purpose of registering 3,500,000 common shares issuable under the Stock Plan under the Securities Act of 1933.

At March 31, 2011 we had 2,840,514 shares remaining under the 2010 Stock Incentive Plan.

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

At March 31, 2011 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors for an aggregate grant amount of 5,303,275. Of those grants, 514,550 outside director’s options had been forfeited, 867,175 employee-director’s options had been forfeited, 250,000 outside directors options had been exercised and 3,671,550 options remained outstanding.

STAND-ALONE GRANTS

From time to time our Board of Directors grants restricted stock or common share purchase options or warrants to selected directors, officers, employees and consultants as equity compensation to such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

On June 8, 2009, our board of directors approved the grant to Mr. Joyce of 4,000,000 shares of restricted common stock at a price per share of $0.24, the vesting and issuance of which will occur in equal installments over a thirty-six-month period commencing June 30, 2010. Mr. Joyce may, from time to time, defer acceptance of the shares. However, all shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six-month vesting period. As of June 29, 2011, Mr. Joyce has accepted 675,000 of such shares.

To date we have issued 18,943,158 options (of which 2,581,148 have been exercised or cancelled) and authorized the issuance of 4,000,000 shares of restricted stock outside of the 2005 Directors Compensation Plan, the 2000 Stock Option Plan, the 2003 Consultant Stock Plan and the 2010 Incentive Stock Plan.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this document we make a number of statements, referred to as "FORWARD-LOOKING STATEMENTS" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. The safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 does not apply to us. We note, however, that these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", and similar expressions. When reading any forward looking-statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•	whether or not markets for our products develop and, if they do develop, the pace at which they develop;

•	our ability to attract and retain the qualified personnel to implement our growth strategies;

•	our ability to obtain approval from the Food and Drug Administration for our products;

•	our ability to protect the patents on our proprietary technology;

•	our ability to fund our short-term and long-term operating needs;

•	changes in our business plan and corporate strategies; and

•
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

Overview

We are a development stage medical device company focused primarily on the advancement of our proprietary Hemopurifier(R) platform treatment technology, which is designed to rapidly reduce the presence of infectious viruses and toxins in human blood. Our focus is to prepare our Hemopurifier(R) to treat chronic viral conditions, acute viral conditions and viral-based bioterror threats in human clinical trials. Our Hemopurifier(R) is not yet approved for use in humans, and to date we have not generated any revenues from product sales.

Results of Operations

Operating Expenses

Consolidated operating expenses were $4,557,116 for the fiscal year ended March 31, 2011 compared to $2,848,892 in the comparable period one year ago, an increase of $1,708,224, or 60%. The net increase of $1,708,224 was due to an increase in payroll expense of $1,643,843, an increase in general and administrative expense of $39,612 and an increase in professional fees of $24,769.

The $1,643,843 increase in payroll and related expenses was principally driven by an increase in stock compensation expense of $1,357,097. This stock compensation increase in turn was largely related to stock option grants in September 2010 that included a large upfront component and short vesting terms.  The remainder of the increase was due to the hiring of a full time CFO in July 2010 and a President in October 2010.

The $39,612 increase in general and administrative expenses arose from a number of factors, including an $85,075 increase in insurance costs, almost all in the medical insurance area, due to increased premiums compounded by headcount increases and in investor relations expense of $45,929 due to increased activity in that area. Those increases were partially offset by a $25,000 decrease in contributions, a $21,433 reduction in lab supplies, an $11,333 decrease in net rent expense, a $9,715 decrease in moving expenses and a $7,804 decrease in utility expenses.

The $24,769 increase in our professional fees arose from a number of factors, including $66,000 in stock-based payments to our government services firm without a comparable expense in the prior fiscal year, a $50,618 increase in our legal fees and a $50,000 increase in fees recorded to our outside directors.  Those increases were partially offset by a $93,970 decrease in charges by our contract manufacturer as we had fewer cartridges produced in the recent fiscal year than in the prior period, a $44,895 decrease in fees paid to an outside executive services firm, a $12,672 decrease in the cost of temporary workers and a $12,617 decrease in fees from our independent accounting firm.

Other Expenses

In the fiscal year ended March 31, 2011, we recognized an other expense of $1,154,319 compared to $1,724,423 of other expense in the fiscal year ended March 31, 2010. The following table breaks out the various components of our other expense over the fiscal years ended March 31, 2011 and 2010:

	Components of Other Expense in Fiscal Year Ended
	March 31, 2011	March 31, 2010	Change

LOSS ON EXTINGUISHMENT OF DEBT AND ON SETTLEMENT OF ACCRUED INTEREST AND DAMAGES	3,306,346	--	2,964,362

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	(6,079,772)	(178,723)	(5,901,049)

INTEREST AND OTHER DEBT EXPENSES	3,951,352	1,564,301	2,387,051

INTEREST INCOME AND OTHER	(23,607)	(3,139)	(20,468)

TOTAL OTHER EXPENSE	$1,154,319	$1,724,423	$(570,104)

We recorded losses on extinguishment of debt equaling $3,237,643 in the fiscal year ended March 31, 2011 without any comparable debt extinguishments in the prior year.  The debt extinguishment activity related to two modifications to our February 2010 convertible note and to an extension and modification to our Amended and Restated Series A Convertible Notes.

We recorded losses on settlement of accrued interest and damages in both years.  Those expenses related to the payment of accrued interest and damages in the form of common stock and warrant issuances to the holders of our Amended Series A 10% Convertible Notes.

Both periods include changes in the fair value of derivative liability. For the fiscal year ended March 31, 2011, the change in the estimated fair value of derivative liability was a gain of $6,079,772 and for the fiscal year ended March 31, 2010, the change in estimated fair value was a gain of $178,723.

We recorded a $20,468 increase in interest income and other income primarily due to the interest recorded on the higher level of notes receivable in the fiscal year ended March 31, 2011 than in the prior period.

Our interest and other debt expense increased by $2,387,051. The following table breaks out the various components of our interest expense over the fiscal years ended March 31, 2011 and 2010:

	Components of Interest Expense in Fiscal Year Ended
	March 31,	March 31,
	2011	2010	Change

INTEREST EXPENSE	446,588	339,934	106,654

AMORTIZATION OF DEFERRED FINANCING COSTS	322,191	61,313	260,878

AMORTIZATION OF NOTE DISCOUNTS	1,705,432	638,505	1,066,927

WARRANTS ISSUED UPON CONVERSION OF DEBT	74,652	31,549	43,103

NON CASH INTEREST EXPENSE	1,252,689	--	1,252,689

ACCRUED LIQUIDATED DAMAGES	149,800	493,000	(343,200)

TOTAL INTEREST EXPENSE	$3,951,352	$1,564,301	$2,387,051

As a result of the above factors, our net loss increased from $(4,573,315) for the fiscal year ended March 31, 2010 to $(5,711,435) for the fiscal year ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2011, we had a cash balance of $15,704 and a working capital deficit of $6,132,674. This compares to a cash balance of $67,950 and a working capital deficit of $4,868,542 at March 31, 2010. Between April 1, 2011 and June 29, 2011, we raised aggregate proceeds of $385,000 through private debt financing transactions and also collected $200,000 from a note receivable. Our cash at March 31, 2011 plus additional funds raised to date subsequent to March 31, 2011 are not sufficient to meet our funding requirements during the next twelve months. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow the Company to continue to operate as a going concern.

We do not expect revenue from operations, if any, will be sufficient to satisfy our funding requirements in the near term, and accordingly, our ability to continue operations and meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

Beyond the immediate future, we currently believe that the following four areas may generate revenue for us:

(1)
Developing future products using the Aethlon ADAPTTM system with drug industry collaborators.  Revenues in this area could come from product development fees, fees from research, regulatory and manufacturing support or from downstream royalties;

(2)
Applying for and winning U.S. Government grant or contract income.  We have applied for a contract award under the Defense Advanced Products Development Agency’s broad agency announcement entitled: DARPA-BAA-11-30 Dialysis-Like Therapeutics and under BARDA’s CBRN BAA-11-100-00009.  We also applied for the U.S. Army’s Blood Purification for Organ Failure SBIR at the end of June 2011;

(3)	Licensing or selling our ELLSA research diagnostic tools that identify and quantify exosomes;
(4)	Commercializing the Hemopurifier® in India following a successful result in our Hepatitis-C-oriented clinical trial currently being conducted in that country.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the year ended
	March 31,	March 31,
	2011	2010
Cash (used in) provided by:
Operating activities	$(1,968)	$(1,978)
Investing activities	(9)	(30)
Financing activities	1,925	2,070
Net (decrease) increase in cash	$(52)	$62

NET CASH FROM OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $1,968,000 in fiscal 2011 compared to net cash used in operating activities of approximately $1,978,000 in fiscal 2010.

NET CASH FROM INVESTING ACTIVITIES. During the fiscal year ended March 31, 2011, our investing activities consisted of using approximately $2,000 in cash for purchases of equipment and $7,000 in cash in patents and patents pending. During the fiscal year ended March 31, 2010, we used approximately $13,000 in patents and patents pending and approximately $17,000 in purchases of equipment.

NET CASH FROM FINANCING ACTIVITIES. Net cash generated from financing activities decreased from approximately $2,070,000 the fiscal year ended March 31, 2010 to approximately $1,925,000 in the fiscal year ended March 31, 2011. Included in net cash provided by financing activities in fiscal 2011 were $1,105,000 in proceeds from the issuance of convertible notes payable, $500,000 from the collection of notes receivable associated with certain convertible note transactions and approximately $320,000 from the issuance of common stock. In fiscal 2010, we received approximately $1,978,000 in proceeds from the issuance of convertible notes payable and approximately $115,000 from the issuance of common stock.

CONVERTIBLE NOTES PAYABLE AND WARRANTS

AMENDED AND RESTATED SERIES A 12% CONVERTIBLE NOTES

In June 2010, we entered into Amended and Restated 12% Series A Convertible Promissory Notes (the "Amended and Restated Notes") with the holders of certain promissory notes previously issued by the Company (“Amended Series A 10% Convertible Notes” or the "Prior Notes"), and all amendments to the Prior Notes.

The Amended and Restated Notes, in the principal amount of $900,000, are convertible into an aggregate of 4,500,000 shares of our common stock and matured on December 31, 2010. In connection with the restructuring we paid $54,001 of accrued and default interest through the date of the restructuring, liquidated damages of $205,000 and $54,003 of prepaid interest through the expiration date in the aggregate amount of $313,004 through the issuance of units ("Units") at a fixed rate of $0.20 per Unit, each Unit consisting of one share of our common stock and one common stock purchase warrant to purchase one share of our common stock at a fixed exercise price of $0.20 per share as prescribed in the Amended and Restated Note Agreement.  At March 31, 2011, interest payable on the Amended Series A 10% Convertible Notes totalled $33,750.

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

Based on conversion and exercise price re-set provisions included in the Amended and Restated Notes warrant agreements, the embedded conversion feature and the related warrants, with an aggregate estimated fair value of approximately $3,089,000, were classified as derivative liability instruments (See Note 1 to the Financial Statements).  Consequently, at the amendment date we recorded a loss on extinguishment of $2,226,924 as follows:

Reacquisition price	$4,385,925
Less carrying value of notes and related instruments	(2,159,001)
Loss on extinguishment	$2,226,924

As of December 31, 2010, the Amended and Restated Notes matured and as of March 31, 2011 are in default. We have begun discussions with the noteholders regarding an extension to the notes but there can be no assurance that we will be able to do so on terms that we deem acceptable or at all.  At March 31, 2011, interest payable on the Amended and Restated Notes totaled $33,750.

2008 10% CONVERTIBLE NOTES

One 2008 10% Convertible Note in the amount of $25,000 which matured in January 2010 remains outstanding at March 31, 2011. This note is convertible into our common stock at $0.50 per share. During the fiscal year ended March 31, 2011 we agreed to convert the $20,000 principal and related accrued interest of $5,562 of one holder of the 2008 10% Convertible Note into 127,808 shares of common stock based upon a conversion ratio of $0.20 per share rather than at the stated conversion ratio of $0.50 per share. As a result of this change, we recorded a charge of $15,337 as interest expense in the fiscal year ended March 31, 2011.

At March 31, 2011, the remaining principal balance of $25,000 is in default and interest payable on the note totaled $7,917.

DECEMBER 2006 10% CONVERTIBLE NOTES

At March 31, 2011, $17,000 of the December 2006 10% Notes remained outstanding and in default. These notes are convertible into our common stock at $0.17 per share. At March 31, 2011, the remaining principal balance of $17,000 is in default and interest payable on the note totaled $10,696.

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

The following conversions of the May & June 2009 10% Convertible Notes have taken place during the fiscal years ended March 31, 2011 and 2010:

	Fiscal Year Ended	Fiscal Year Ended
	March 31, 2010	March 31, 2011
Principal converted	$50,000	$100,000
Accrued interest converted	$2,803	$15,039
Warrants issued	250,000	500,000

As a result of the warrant issuances we recorded charges of $31,550 and $74,652 as additional interest expense in the fiscal years ended March 31, 2010 and 2011, respectively.

At March 31, 2011, the remaining principal balance of $200,000 is in default and interest payable on these notes totaled $33,292.

JULY & AUGUST 2009 10% CONVERTIBLE NOTES

In July and August 2009, we raised an aggregate amount of $668,250 from the sale to three investment funds of 10% convertible notes ("July & August 2009 10% Convertible Notes"). Each note carried a one-year term and is convertible into our common stock at 80% of market with a floor of $0.15 cents and a ceiling of $0.25 cents per share. As additional consideration, the investors also received 1,336,500 three year warrants to purchase our common stock at $0.50 per share, although that exercise price is subject to change based on certain conditions. The conversion feature may additionally be adjusted in the event of future financing by the Company. Because the conversion feature and warrant exercise price each can be reset based on future events, they are classified as derivative liability instruments.

Based on the initial estimated fair value of the conversion feature and warrants, we recorded a discount associated with the derivative liability of $475,762, which was amortized using the effective interest method over the one year term of the notes. Deferred financing costs incurred in connection with this financing totaled $60,750, which were capitalized and amortized using the effective interest method over the one year term of the notes.

The following conversions of the July & August 2009 10% Convertible Notes have taken place during the fiscal years ended March 31, 2011 and 2010:

	Fiscal Year Ended	Fiscal Year Ended
	March 31, 2010	March 31, 2011
Principal converted	$330,000	$250,750
Accrued interest converted	$22,559	$10,698

At March 31, 2011, the remaining principal balance of $87,500 is in default and interest payable on these notes totaled $32,020.

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

The following conversions of the October & November 2009 10% Convertible Notes have taken place during the fiscal years ended March 31, 2011 and 2010:

	Fiscal Year Ended	Fiscal Year Ended
	March 31, 2010	March 31, 2011
Principal converted	$70,000	$175,000
Accrued interest converted	$22,559	$8,750

Deferred financing costs of $20,250 incurred in connection with this financing were issued in the form of a convertible note with warrants on the same terms as those received by the investors. We capitalized the $20,250 of deferred financing costs and are amortizing them over the term of the notes using the effective interest method. At March 31, 2011, interest payable on these notes totaled $30,788.

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

In July 2010, the holder of the January 2010 10% Convertible Notes elected to convert the entire principal balance of $250,000 and $12,500 of accrued interest into 1,050,000 shares of common stock based upon the conversion formula of the notes.  As a result of this conversion, we accelerated the amortization of the remaining debt discount and recognized interest expense totaling $249,938 based on the unamortized debt discount at the time of conversion.

FEBRUARY 2010 10% CONVERTIBLE NOTE

On February 12, 2010, we raised $280,015 in cash and received a secured promissory note in the amount of $300,000 in exchange for the issuance by the Company of a $660,000 principal amount 10% convertible promissory note (the "Note") to Gemini Master Fund, Ltd. ("Gemini"). The Note included an original issue discount of ten percent, or $60,000, and an origination fee of three percent, or $9,000. We also paid legal fees of $10,985. The Note issued by the Company matured in February 2011. The terms of the promissory note included a maturity date of April 1, 2011, and allowed for prepayments of principal and interest by Gemini beginning on September 1, 2010.

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

The Note also contains other standard adjustment features for stock splits, recapitalizations and similar occurrences. The Note contains standard events of default related to payment, performance of certain covenants and bankruptcy events. W recorded a debt discount associated with the derivative liability and warrants of $478,476 associated with the conversion feature, which was amortized using the effective interest method over the term of the note.

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

According to the modified terms, the previous conversion floor price was replaced with a maximum share limitation under which the maximum number of shares of common stock that may be issued to the holder of the Note pursuant to a conversion of the Note, combined with an exercise of the Exchange Warrant (as defined below), shall not exceed a cap determined by (a) dividing the sum of (i) the face amount of the Note, plus (ii) an amount equal to all interest that would accrue under the Note during its term (assuming no payments of principal or interest are made prior to the maturity date of the Note), by a price per share of common stock equal to $0.16 (subject to equitable adjustment) and (b) then adding the sum calculated pursuant to the foregoing clause (a) to the maximum number of warrant shares (as defined in the Exchange Warrant) that may be acquired by the holder thereof upon exercise of the Exchange Warrant (regardless of whether such exercise is a cashless exercise). In addition, the "maximum ownership percentage" under the Note was increased to 9.99%.

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

In addition, the Agreement provided that Gemini deliver to us $253,794.09 by wire transfer in full payment of the promissory note, which represents the outstanding principal balance thereof plus all accrued but unpaid interest thereon less the origination fee due to the Gemini under the original transaction documents less reimbursement of Gemini's legal expenses. In accordance with the settlement, we delivered to Gemini 286,483 freely tradable shares of common stock in full satisfaction of the remaining number of shares of common stock due under certain conversion notices, for a total of $75,000, previously delivered by Gemini to the Company. The Agreement provided for the mutual release of all claims related to the dispute and the revocation of all prior notices of default sent by the Company and Gemini to each other.

In connection with the modification to the note and the issuance of the Exchange Warrant, the maximum number of shares issuable pursuant to the maximum share limitation and the exercise in full of the Exchange Warrant was 7,241,377.

As a result of the issuance of the Exchange Warrant and the changes to the conversion terms of the Note and also as a result of the Extension Agreement, we recorded a loss on extinguishment of debt in the amount of $963,018 in the fiscal year ended March 31, 2011.  That charge was calculated based on the change in fair value of the embedded conversion feature of the Note and in the warrants exchanged both immediately prior to and immediately after the Settlement dates, as follows:

Reacquisition price	$1,854,767
Less carrying value of notes and related instruments	(891,749)
Loss on extinguishment	$963,018

On March 21, 2011, we entered into an Extension Agreement (the "Agreement") with Gemini.  The Agreement provides for, among other things, the extension of the Maturity Date to October 1, 2011, and an amendment and restatement of the Note to reflect the revised principal amount of $740,578, which amount includes accrued interest of $58,981, the remaining principal balance of $585,000 and a 15% premium to the principal and accrued interest amount in consideration for the extension. In addition, the Note as amended provides for a new "share cap formula" such that the number of shares of Common Stock issuable upon conversion of the Note shall not exceed a cap determined by (a) dividing the sum of (i) the revised principal amount of the Note ($740,578), plus (ii) an amount equal to all interest that would accrue under the Note during its term (assuming no payment of principal or interest are made after March 21, 2011 but prior to the Maturity Date), by a price per share of Common Stock equal to $0.16 (subject to adjustment as set forth in the Note) and (b) then adding the sum calculated pursuant to the foregoing clause to the maximum aggregate number of shares of Common Stock issuable under certain warrants held by Gemini (regardless of whether such exercise is a cashless exercise).

As a result of the Extension Agreement and the changes to the conversion terms of the Note and also as a result of the Extension Agreement, we recorded a loss on extinguishment of debt in the amount of $47,701 in the fiscal year ended March 31, 2011.  That charge was calculated based on the change in fair value of the embedded conversion feature of the Note and in the warrants exchanged both immediately prior to and immediately after the Settlement dates, as follows:

Reacquisition price	$773,582
Less carrying value of notes and related instruments	(725,881)
Loss on extinguishment	$47,701

At March 31, 2011, interest payable on this Note totaled $59,273.

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

At March 31, 2011, interest payable on this note totaled $7,063.

JUNE 2010 12% CONVERTIBLE NOTES

In June 2010, in connection with the present and past negotiations with the law firm representing the holders of the "Amended and Restated Notes," we issued two convertible notes to that law firm (“June 2010 12% Convertible Notes”) totaling $64,153 on the same terms as the Amended and Restated Notes. That amount represented the amount of their legal fees plus accrued interest. During the fiscal year ended March 31, 2011, the holder converted to common stock one of the convertible notes in the amount of $42,964.

At March 31, 2011, interest payable on this note totaled $636.

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

The Company Note is convertible into shares of our common stock, at the option of the Investor, at a price per share equal to (a) the principal and interest due under the Company Note divided by (b) 80% of the average of the closing bid price for the three (3) trading days with the lowest closing bid prices during the twenty (20) trading days immediately preceding the conversion date (the “Conversion Price”). In no event shall the Conversion Price be greater than the "Ceiling Price", which is $0.30 per share.  The Company Note bears interest at a rate of 6% per annum. The maturity date of the Company Note is July 15, 2011.

The Company Note contains "anti-dilution" protection, such that if we issue and sell common stock, or securities convertible into or exercisable for our common stock, at a price per share that is less than the applicable Conversion Price, then the Conversion Price is adjusted downward to match such lower issuance price. However, in no event will the Conversion Price based on anti-dilution adjustments be lower than the "Floor Price" which is $0.20 per share.

The number of shares of Common Stock that may be issued to the lender pursuant to a conversion of this Note, combined with an exercise of the Warrant, shall not exceed a cap determined by (a) dividing the sum of (i) the face amount of this Note, plus (ii) an amount equal to all interest that would accrue under this Note during its term (assuming no payments of principal or interest are made prior to the Maturity Date), by a price per share of Common Stock equal to $0.20 (the “Floor Price”).

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

Based on the reset provisions of the embedded conversion feature of this note and the warrants issued in connection with this note, the conversion feature and the warrants were recorded as derivative liabilities with initial estimated fair values of $386,463 and $783,225, respectively. Of the total derivative liability recorded, $890,000 was recorded as a debt discount, which is being amortized to interest expense over the term of the note, and $279,688 was charged directly to interest expense.

At March 31, 2011, interest payable on this note totaled $35,107.

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

At March 31, 2011, interest payable on these notes totaled $42,709.

SECURITIES ISSUED FOR SERVICES

We have issued securities in payment of services to reduce our obligations and to avoid using our cash resources. In the year ended March 31, 2011 we issued 2,128,862 common shares for services of which 227,792 were restricted and were for investor relations services. We also issued 8,857,408 common shares for the retirement or conversion of notes payable and convertible notes payable and 78,767 for licensing rights. Included in the 2,128,862 common shares issued for services are 1,901,070 shares, registered under a Form S-8 registration statement, Which were issued as follows: 372,163 for regulatory consulting, 157,775 for financial and scientific consulting, 411,153 for business development consulting, 690,443 for administration and corporate communications services and 269,536 for legal expenses. The average price (premium)/discount of common shares issued for these services, weighted by the number of shares issued for services in this period, was approximately (16.94)%.

SECURITIES ISSUED FOR DEBT

We have also issued securities for debt to reduce our obligations to avoid using our cash resources. In the fiscal year ended March 31, 2011 we issued 8,857,408 restricted common shares for repayment in full of notes, including accrued interest, in the aggregate amount of $1,563,102. The price discount of the common stock issued for debt was approximately 24.7%.

PROSPECTS FOR DEBT CONVERSION

We seek, where possible, to convert our debt and accounts payable to stock and/or warrants in order to reduce our cash liabilities. Our success at accomplishing this depends on several factors including market conditions, investor acceptance and other factors, including our business prospects.

GOING CONCERN

Our independent registered public accounting firm has stated in their audit report on our March 31, 2011 consolidated financial statements that our working capital deficiency and significant deficiency accumulated during the development stage are conditions that, among others, raise substantial doubt about our ability to continue as a going concern.

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

Fair Value Measurements

We measure the fair value of applicable financial and non-financial instruments based on the following fair value hierarchy:

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

The fair value of derivative liabilities is determined based on unobservable inputs that are not corroborated by market data, which is a Level 3 classification. We record derivative liabilities on our balance sheet at fair value with changes in fair value recorded in our consolidated statements of operations.

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our February 2010 note restructurings, our Amended and Restated 12% Series A Convertible Promissory Notes, our July and August 2009 convertible notes, our July 2010 convertible note and our September 2010 convertible notes and with respect to warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Fiscal Year Ended March 31, 2011
Risk free interest rate	0.12% - 2.58%
Average expected life	0.13 - 5 years
Expected volatility	42.0% - 115.1%
Expected dividends	None

We also obtained a third party valuation, which is a Level 3 classification as it was based on unobservable inputs that are not corroborated by market data.

During the fiscal year ended March 31, 2011 our independent valuation firm began to use the Binomial Lattice valuation technique to value warrants. In prior fiscal years, they used the Black-Scholes technique to value warrants. In both fiscal years they used the Binomial Lattice method to value the embedded derivatives within our convertible debt instruments.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. This guidance also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Management noted no indicators requiring review for impairment during the fiscal year ended March 31, 2011.

Stock Purchase Warrants

We granted warrants in connection with the issuance of certain notes payable. When such warrants are classified as equity, we measure the relative estimated fair value of such warrants which represents a discount from the face amount of the notes payable. Such discounts are amortized to interest expense over the term of the notes.

Beneficial Conversion Feature of Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). We measure the estimated fair value of the BCF in circumstances in which the conversion feature is not required to be separated from the host instrument and accounted for separately, and record that value in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes.

Share-based Compensation

We account for share-based compensation awards using the fair-value method and record such expense based on the grant date fair value in the consolidated financial statements over the requisite service period. For the fiscal year ended March 31, 2011, we recognized $1,862,030 of share-based compensation expense.

DERIVATIVE INSTRUMENTS

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

Instruments classified as derivative liabilities are remeasured each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations in other expense (income).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's March 31, 2011 Form 10-K.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, due to the material weaknesses in our internal controls over financial reporting identified below, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2011. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2011 due to control deficiencies that constituted material weaknesses.

Management in assessing its internal controls and procedures for fiscal 2011 identified a material weakness relating to a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design of controls over the area of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

Management has also identified a material weakness relating to a lack of sufficient personnel in the accounting function due to the limited resources of the Company with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to taxes. Specifically, this material weakness led to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures.

The Company is in the process of developing and implementing remediation plans to address its material weaknesses.

Management has identified specific remedial actions to address the material weaknesses described above:

•
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

•	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

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

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect these controls.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of the year ended March 31, 2011, we issued the following securities that were not registered under the Securities Act and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the recipients of the securities are "accredited investors" as defined in Rule 501(a) of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:     On January 6, 2011, we issued 78,767 shares of restricted common stock to the owner of a patent as a patent license payment valued at $11,500.     On February 14, 2011, we issued 245,555 shares of restricted common stock to a warrant holder upon exercise of a warrant for cash proceeds of $38,833.

On March 11, 2011, we issued 156,250 shares of restricted common stock to a broker-dealer in payment of a fee of $25,000 for financial consulting services.

On various dates between January 5, 2011 and March 30, 2011, we issued 3,987,962 shares of restricted common stock to noteholders in exchange for the conversion of principal and interest of several notes payable and convertible notes payable in an aggregate amount of $487,552 at an average conversion price of $0.12 per share based upon the conversion formulae in the respective notes.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2011, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with except as follows:

•
Mr. Franklyn S. Barry, Jr., one of our directors, did not timely file one report on Form 4 pertaining to nine late-reported transactions.  The deemed execution dates of the transactions were between March 18, 2010 and March 30, 2010.The relevant report was filed on April 2, 2010.

•
Mr. Edward G. Broenniman, one of our directors, did not timely file two reports on Form 4 pertaining to fifteen late-reported transactions.  The deemed execution dates of the transactions were between March 18, 2010 and April 1, 2010and between April 5, 2010 and April 9, 2010.  The relevant reports were filed onApril 6, 2010 and April 14, 2010.

DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and positions of our directors and executive officers as of June 29, 2011 are listed below:

NAMES	TITLE OR POSITION	AGE
James A. Joyce (1)	Chairman, Chief Executive Officer and Secretary	49

Richard H. Tullis, PhD (2)	Vice President, Chief Science Officer and Director	66

Rodney S. Kenley (3)	President and Director	61

James B. Frakes (4)	Chief Financial Officer and Senior Vice President - Finance	54

Franklyn S. Barry, Jr.	Director	71

Edward G. Broenniman	Director	75
___________________
(1) Effective June 1, 2001, Mr. Joyce was appointed our President and Chief Executive Officer, replacing Mr. Barry, who continues as a member of the board of directors. Mr. Joyce resigned from the position of President upon the appointment of Mr. Kenley to such position on October 27, 2010.

(2) Effective June 1, 2001, Dr. Tullis was appointed as our Chief Science Officer.

(3) Effective October 27, 2010, Mr. Kenley was appointed as our President.

(4) Effective September 27, 2010, Mr. Frakes was appointed as our Chief Financial Officer.

Certain additional information concerning the individuals named above is set forth below. This information is based on information furnished us by each individual noted.

Resumes of Management:

James A. Joyce, Chairman, CEO and Secretary.

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

Rodney S. Kenley, President and Director

Mr. Kenley has been President and a Director since October 2010. He has 34 years of experience in healthcare, most of which have been spent in the extracorporeal blood purification arena. Mr. Kenley held several positions at Baxter Healthcare (Travenol) from 1977 through 1990 including International Marketing Manager, Business Unit Manager for Peritoneal and Hemodialysis products, Manager of New Business Development, Director of Worldwide Product Planning, Director of Advanced Product Development, and VP of Electronic Drug Infusion. During this tenure he conceived of and managed the launch of several new products that have been highly commercially successful including the HomeChoice peritoneal dialysis cycler.

Mr. Kenley founded Aksys Ltd. in January 1991 to develop and commercialize his concept of a daily home hemodialysis system which was commercially launched in 2002 as the PHD system. In 2004, Mr. Kenley initiated the development of a second-generation home hemodialysis system in partnership with DEKA Research & Development Corporation in Manchester, New Hampshire. In 2007, the assets of Aksys Ltd. were acquired by DEKA, where Mr. Kenley was employed prior to joining Aethlon.

Mr. Kenley is the recipient of over 30 patents.

Mr. Kenley received his Bachelor of Arts degree in Biology and Chemistry from Wabash College, a Masters of Science degree in Molecular Biology from Northwestern University and a Masters of Management from the Kellogg School of Management, also at Northwestern University.

James B. Frakes, Chief Financial Officer and Senior Vice President – Finance

Mr. Frakes joined Aethlon Medical in January 2008 and brought 16 consecutive years of financial responsibility for publicly traded companies, as well as specific knowledge and experience in equity and debt transactions, acquisitions, public reporting and Sarbanes-Oxley section 404 internal control requirements.

He previously served as the CFO for Left Behind Games Inc., a start-up video game company. Prior to 2006, he served as CFO of NTN Buzztime, Inc., an interactive entertainment company with $40 million in sales, where he played a key role in acquisitions that doubled the company's revenue. Mr. Frakes received an MBA from the University of Southern California and completed his BA with Honors at Stanford University.

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

Under the Directors Compensation Program, a newly elected director will receive a one-time grant of a non-qualified stock option of 1.5% of the common stock outstanding at the time of election. The options will vest one-third at the time of election to the Board and the remaining two-thirds will vest equally at year end over three years. Additionally, each director will also receive an annual $25,000 non-qualified stock option retainer, $15,000 of which is to be paid at the first of the year to all directors who are on the Board prior to the first meeting of the year and a $10,000 retainer will be paid if a director attends 75% of the meetings either in person or via conference call or other electronic means. The exercise price for the options under the Directors Compensation Program will equal the average closing of the last ten (10) trading days prior to the date earned.

At March 31, 2011 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors, 514,550 outside directors options had been forfeited, 250,000 outside directors options had been exercised and 3,671,550 options remained outstanding.

FAMILY RELATIONSHIPS.

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

There are no arrangements or understandings between any two or more of our directors or executive officers or between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current Board of Directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

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

CODE OF ETHICS.

On February 23, 2005, the Board of Directors approved a "Code of Business Conduct and Ethics,” which applies to our principal executive officer, our principal financial officer, our principal accounting officer and persons performing similar tasks. Our Code of Business Conduct and Ethics is available on our company website at www.aethlonmedical.com.

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

The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of our accounting, auditing, and reporting practices. The Audit Committee's role includes overseeing the work of our internal accounting and financial reporting and auditing processes and discussing with management our processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements. The Audit Committee is responsible for the appointment, compensation, retention, and oversight of the independent auditor engaged to prepare or issue audit reports on our financial statements and internal control over financial reporting. The Audit Committee relies on the expertise and knowledge of management in carrying out its oversight responsibilities. The Committee's specific responsibilities are delineated in its charter.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended March 31, 2011 and March 31, 2010. The following table summarizes all compensation for fiscal year 2011 and 2010 received by our Chief Executive Officer, and the Company's two most highly compensated executive officers who earned more than $100,000 in fiscal year 2011.

SUMMARY COMPENSATION TABLE FOR 2011 AND 2010 FISCAL YEARS

NAMED EXECUTIVE OFFICER AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)		OPTION AWARDS ($)		NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTHER COMP. ($)	TOTAL ($)

James A. Joyce (1)	2011	$325,000	$5,120	--		$580,522	(4)	$--	$--	$--	$910,642
CHIEF EXECUTIVE OFFICER	2010	$290,000	$--	$960,000	(3)	$--		$--	$--	$--	$1,250,000

Richard H. Tullis, Ph.D (2)	2011	$195,000	$--	$--		$232,209	(5)	$--	$--	$--	$427,209
VICE PRESIDENT AND CHIEF SCIENCE OFFICER	2010	$175,000	$--	$--		$--		$--	$--	$--	$175,000

James B. Frakes (6)	2011	$150,291	$--	$49,659	(7)	$116,104	(8)	$--	$--	$--	$316,054
CHIEF FINANCIAL OFFICER AND SVP-FINANCE

Rodney S. Kenley (9)	2011	$100,000	$--	$--		$210,000	(10)	$--	$--	$--	$310,000
PRESIDENT
_________________
(1) The aggregate number of stock awards and stock option awards issued to Mr. Joyce and outstanding as of March 31, 2011 is 675,000 (of the 4,000,000 share restricted stock grant – see note 3) and 12,088,243.

(2) The aggregate number of stock awards and stock option awards issued to Dr. Tullis and outstanding as of March 31, 2011 is zero and 2,897,175.

(3) This award of 4,000,000 shares of restricted common stock was valued at the grant date price of $0.24 per share.

(4) This option award to purchase 2,500,000 shares at $0.25 per share was for service as an officer and the fair value on the grant date of September 27, 2010 was calculated through a binomial lattice pricing model. Significant assumptions used in determining the fair value included: volatility of 113.2%, risk free interest rate of 0.66% and a 10-year life.

(5) This option award to purchase 1,000,000 shares at $0.25 per share was for service as an officer and the fair value on the grant date of September 15, 2010 was calculated through a binomial lattice pricing model. Significant assumptions used in determining the fair value included: volatility of 113.2%, risk free interest rate of 0.66% and a 10 year life.

(6) Mr. Frakes was appointed as Chief Financial Officer on September 27, 2010 after previously serving as Senior Vice President-Finance on a part-time basis.  The aggregate number of stock awards and stock option awards outstanding as of March 31, 2011 is 49,659 and 500,000.

(7) The stock issuances to Mr. Frakes during the fiscal year ended March 31, 2011 were given as compensation prior to his acceptance of the CFO position.

(8) This option award to purchase 500,000 shares at $0.25 per share was for service as an officer and the fair value on the grant date of September 15, 2010 was calculated through a binomial lattice pricing model. Significant assumptions used in determining the fair value included: volatility of 113.2%, risk free interest rate of 0.66% and a 10-year life.

(9) Mr. Kenley was appointed President on October 27, 2011.  The aggregate number of stock awards and stock option awards issued to Mr. Kenley and outstanding as of March 31, 2011 is zero and 1,000,000.

(10) This option award to purchase 1,000,000 shares at $0.25 per share was for service as an officer and the fair value on the grant date of October 27, 2010 was calculated through a binomial lattice pricing model. Significant assumptions used in determining the fair value included: volatility of 114.7%, risk free interest rate of 0.64% and a 10-year life.

In addition, Mr. Joyce was granted 4,000,000 shares of restricted common stock, at a price per share of $0.24, which began vesting in equal installments over a thirty-six month period commencing June 30, 2010; however Mr. Joyce may, from time to time, defer acceptance of the shares. All shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six month vesting period. As of June 29, 2011, Mr. Joyce has accepted 675,000 of such shares.

We began recording the stock-based compensation expense associated with this grant in June 2010.

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

On September 27, 2010, Mr. Frakes was appointed our Chief Financial Officer. We have not entered into a written employment agreement with Mr. Frakes. As Chief Financial Officer, Mr. Frakes receives an annual salary of $180,000 and medical insurance benefits. In addition, in connection with his appointment, we granted Mr. Frakes an option to acquire up to 500,000 shares of our common stock. The option vested as to 250,000 shares on the grant date and will vest as to the remaining 250,000 shares one year from the grant date.

Mr. Kenley was appointed our President on October 27, 2010. Pursuant to a written offer of employment executed by us and Mr. Kenley, he receives an annual salary of $240,000 and medical insurance benefits. Effective October 27, 2010, he also was granted an option to acquire up to 1,000,000 shares of our common stock. The option will vest as to 250,000 shares on October 27, 2011 and as to 20,833 shares each month thereafter.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END

The following table sets forth certain information concerning stock option awards granted to our named executive officers.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR END

OPTIONS AWARDS
EQUITY
INCENTIVE
PLAN AWARDS;
	NUMBER OF	NUMBER OF	NUMBER OF
	SECURITIES	SECURITIES	SECURITIES
	UNDERLYING	UNDERLYING	UNDERLYING
	UNEXERCISED	UNEXERCISED	UNEXERCISED	OPTION	OPTION
	OPTIONS	OPTIONS	UNEARNED	EXERCISE	EXPIRATION
NAME	EXERCISABLE	UNEXERCISABLE	OPTIONS	PRICE	DATE
	(#)	(#)	(#)	($)

James A. Joyce	1,115,550(1)	--	--	$ 0.38	02/23/15
	557,775(1)	--	--	$ 0.38	02/23/15
	557,775(1)	--	--	$ 0.38	02/23/15
	2,857,143(1)	--	--	$ 0.21	12/18/15
	2,500,000(2)	--	--	$ 0.36	09/21/17
	2,000,000(3)	--	--	$ 0.25	02/21/19
	1,000,000(4)	1,500,000	--	$ 0.25	09/27/20

Richard H. Tullis	250,000(5)	--	--	$ 1.90	03/12/12
	433,588(6)	--	--	$ 0.38	02/23/15
	433,587(6)	--	--	$ 0.38	02/23/15
	250,000(7)	500,000	--	$ 0.41	06/14/18

James B. Frakes	250,000(8)	250,000	--	$ 0.25	09/27/20

Rodney S. Kenley	--(9)	1,000,000	--	$ 0.25	10/27/20
______________________
(1) This option was fully vested as of March 31, 2010 and as a result of the Option Suspension Agreement, the expiration date was extended by 100 days. Subsequent to March 31, 2010, the expiration date of this option was extended to February 23, 2015 (see Item 13 to the Financial Statements).

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

(4) The option vested 1,000,000 at grant, with 500,000 vesting on each anniversary date through September 27, 2013.

(5) This option was fully vested as of March 31, 2010.

(6) This option was fully vested as of March 31, 2010. Subsequent to March 31, 2010, the expiration date of this option was extended to February 23, 2015 (see Item 13 to the Financial Statements).

(7) The option was fully vested as of June 4, 2011.

(8) The option vested 250,000 at grant with the remaining 500,000 shares vesting on September 27, 2011.

(9) The option vests 250,000 on October 27, 2011 and 250,000 each anniversary date thereafter through 2014.

STOCK AWARDS

NAME	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED		MARKET VALUE OF SHARES OR UNITS THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED
	(#)		($)	(#)	($)

James A. Joyce	3,000,000	(1)	$720,000	--	$--
Richard H. Tullis, PhD	--		$--	--	$--
James B. Frakes	--		$--	--	$--
Rodney S. Kenley	--		$--	--	$--
_______________
(1) On June 8, 2009, Mr. Joyce was granted 4,000,000 shares of restricted common stock, at a price per share of $0.24, which shall vest in equal installments over a thirty-six month period commencing June 30, 2010; however Mr. Joyce may, from time to time, defer acceptance of the shares. All shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six month vesting period.  As of March 31, 2011, 1,000,000 had vested under this restricted stock grant although Mr. Joyce has only elected to receive 675,000 shares.

DIRECTOR COMPENSATION FOR 2011 FISCAL YEAR

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended March 31, 2011.

				Non-Equity	Nonqualified
	Fees Earned			Incentive	Deferred	All
	or Paid	Stock	Option	Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

James A. Joyce (1)	--	--	--	--	--	--	--
Richard H. Tullis (2)	--	--	--	--	--	--	--
Rodney S. Kenley (3)	--	--	--	--	--	--	--
Edward G. Broenniman (4)	35,000	--	$139,325	--	--	--	$174,325
Franklyn S. Barry, Jr. (5)	35,000	--	$116,104	--	--	--	$151,104
_________________________
(1) All compensation received by Mr. Joyce in fiscal year 2011 is disclosed in the Summary Compensation Table above. Mr. Joyce received no compensation as a director in fiscal year 2011.

(2) All compensation received by Dr. Tullis in fiscal year 2011 is disclosed in the Summary Compensation Table above. Dr. Tullis received no compensation as a director in fiscal year 2011.

(3) All compensation received by Mr. Kenley in fiscal year 2011 is disclosed in the Summary Compensation Table above. Mr. Kenley received no compensation as a director in fiscal year 2011.

(4) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2011 are 0 and 1,411,725. Mr. Broenniman received a stock option grant of 600,000 shares on September 27, 2010 for his service as an outside director. The option vested 300,000 at grant, with 100,000 vesting on each anniversary date through September 27, 2013.

(5) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2011 are 0 and 1,266,417. Mr. Barry received a stock option grant of 500,000 shares on September 27, 2010 for his service as an outside director. The option vested 250,000 at grant, with 83,333 vesting on each anniversary date through September 27, 2013.

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

At March 31, 2011 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors, 514,550 outside directors options had been forfeited, 250,000 outside directors options had been exercised and 3,671,550 options remained outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 29, 2011, with respect to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of each class of our capital stock, (ii) each of our directors and director nominees (if any), (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. The term "executive officer" is defined as the President/Chief Executive Officer, Secretary, Chief Financial Officer/Treasurer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for the Company. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, excepted where otherwise noted:

AMOUNT AND NATURE			PERCENT OF
OF TITLE OF CLASS	NAME	BENEFICIAL OWNERSHIP(1)(2)	CLASS

Common Stock	James A. Joyce, Chief Executive Officer and Director	12,543,799 shares(3)	11.6%
	8910 University Center Lane, Suite 660
	San Diego, CA 92122

Common Stock	Richard H. Tullis, Chief Scientific Officer and Director	2,885,925 shares(4)	2.9%
	8910 University Center Lane, Suite 660
	San Diego, CA 92122

Common Stock	Rodney S. Kenley, President and Director	20,000 shares(5)	*%
	8910 University Center Lane, Suite 660
	San Diego, CA 92122

Common Stock	James B. Frakes, Chief Financial Officer	260,000 shares(6)	*%
	8910 University Center Lane, Suite 660
	San Diego, CA 92122

Common Stock	Edward G. Broenniman, Director	1,393,899 shares(7)	1%
	8910 University Center Lane, Suite 660
	San Diego, CA 92122

Common Stock	Franklyn S. Barry, Jr., Director	1,122,510 shares(8)	1%
	8910 University Center Lane, Suite 660
	San Diego, CA 92122

Common Stock	Ellen R. Weiner Family Revocable Trust(9)	10,555,438 shares(10)	9.9%
	10645 N. Tatum Blvd. Suite 200-166
	Phoenix, Arizona 85028

Common Stock	Estate of Allan S. Bird(9)	3,823,070 shares(10)	3.8%
	PO Box 371179
	Las Vegas, Nevada 89137

Common Stock	Phillip A. Ward (9)	4,940,602 shares(11)	4.99%
	P.O. Box 3322
	Rancho Santa Fe, CA 92067

Common Stock	Alan R. Albrecht (9)	5,105,308 shares(12)	4.99%
	8910 University Center Lane, Suite 660
	San Diego, CA 92122

Common Stock	Gemini Master Fund Ltd.(9)	8,090,806 shares(13)	7.7%
	619 South Vulcan, Suite 203
	Encinitas, California 92024

Common Stock	Tonaquint, Inc.(9)	5,965,750 shares	6.1%
	303 East Wacker Drive, Suite 1200
	Chicago, Illinois 60601

Directors and Executive Officers as a Group (6 members)		18,226,133 shares	16.2%
_________________
*  Less than 1%.

1.    Based on 97,205,477 shares of Common Stock outstanding on the transfer records as of June 29, 2011.

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

3.    Includes 2,231,100 stock options exercisable at $0.38 per share, 2,857,143 stock options exercisable at $0.21 per share, 2,500,000 stock options exercisable at $0.36 per share and 3,000,000 stock options exercisable at $0.25 per share. An additional 1,500,000 stock options (exercisable at $0.25 per share) granted to Mr. Joyce are excluded from the above table as that portion will vest after 60 days from June 29, 2011.

In addition, Mr. Joyce has been granted 4,000,000 shares of restricted common stock, which vest over a 36 month period commencing June 30, 2010; however, such shares will not be issued until Mr. Joyce requests delivery of such vested shares. The above table includes 1,555,556 shares, representing 14 months of vesting under the 4,000,000 share grant. As of June 29, 2011, Mr. Joyce has accepted 675,000 of such shares.

4.    Includes 250,000 stock options exercisable at $1.90 per share, 867,175 stock options exercisable at $0.38 per share, 750,000 stock options exercisable at $0.41 per share and 500,000 shares exercisable at $0.25 per share. An additional 500,000 stock options (exercisable at $0.25 per share) granted to Dr. Tullis are excluded from the table as that portion will vest after 60 days from June 29, 2011.

5.    Excludes 1,000,000 stock options from the table as they vest after 60 days from June 29, 2011.

6.    Includes 250,000 stock options exercisable at $0.25 per share.  An additional 250,000 stock options (exercisable at $0.25 per share) granted to Mr. Frakes are excluded from the table as that portion will vest after 60 days from June 29, 2011.

7.    Includes 3,000 stock options exercisable at $1.78 per share, 308,725 stock options exercisable at $0.38 per share, 500,000 stock options exercisable at $0.41 per share and 300,000 stock options exercisable at $0.25 per share.  An additional 300,000 stock options (exercisable at $0.25 per share) granted to Mr. Broenniman are excluded from the table as that portion will vest after 60 days from June 29, 2011.

8.    Includes 1,867 stock options exercisable at $1.84 per share, 264,550 stock options exercisable at $0.38 per share, 500,000 stock options exercisable at $0.41 per share and 250,000 stock options exercisable at $0.25 per share.  An additional 250,000 stock options (exercisable at $0.25 per share) granted to Mr. Barry are excluded from the table as that portion will vest after 60 days from June 29, 2011.

9.    More-than-5% shareholder.

10.   Includes certain shares issuable upon conversion of a convertible note and exercise of warrants held by the Ellen R. Weiner Family Revocable Trust (the "Trust") and all shares issuable upon conversion of a convertible note and exercise of warrants held by the Estate of Allan S. Bird (the "Estate"). The Trust owns a convertible promissory note in the principal amount of $660,000 convertible into 3,300,000 shares at $0.20 per share and 8,769,897 warrants to purchase common shares at $0.20 per share. The Estate owns a convertible promissory note in the principal amount of $225,000 convertible into 1,125,000 shares at $0.20 per share and 2,698,070 warrants to purchase common shares at $0.20 per share. Beneficial ownership by each of the Trust and the Estate is limited contractually to the extent that such conversion or exercise would cause the aggregate number of shares of common stock beneficially owned by either to exceed 9.9%. Accordingly, beneficial ownership for the Trust does not reflect 2,654,792 shares underlying the convertible notes and warrants that would cause the number of shares beneficially owned by the Trust to be 12.1% of our outstanding shares. Mr. Bird was Ms. Weiner's father-in-law. The Ellen R. Weiner Family Trust disclaims any beneficial ownership of the Estate's notes, associated warrants and underlying common stock. The Estate of Mr. Bird disclaims any beneficial ownership of such Trust's notes and associated warrants.

11.   Includes certain shares issuable upon the exercise of warrants held by Phillip A. Ward. Mr. Ward owns warrants to purchase 100,000 shares of common stock at an exercise price of $0.176; warrants to purchase 194,118 shares of common stock at an exercise price of $0.17;warrants to purchase 555,556 shares of common stock at an exercise price of $0.18; warrants to purchase 555,556 shares of common stock at an exercise price of $0.18; warrants to purchase 555,556 shares of common stock at an exercise price of $0.18; and warrants to purchase 194,118 shares of common stock at an exercise price of $0.17. Mr. Ward's beneficial ownership is limited contractually to the extent that exercise of such warrants would cause the aggregate number of shares of common stock beneficially owned by Mr. Ward to exceed 4.99% of our outstanding shares. Accordingly, beneficial ownership for Mr. Ward does not reflect 350,317 shares underlying such warrants that would cause the number of shares beneficially owned by Mr. Ward to be 5.3% of our outstanding shares.

12.   Includes certain shares issuable upon the conversion of convertible notes and exercise of warrants held by Alan R. Albrecht. Mr. Albrecht owns two convertible promissory notes in the aggregate principal amount of $125,000 convertible into 500,000 shares at $0.25 per share and warrants to purchase 5,395,000 shares of common stock at an average exercise price of $0.26 per share. Mr. Albrecht's beneficial ownership is limited contractually to the extent that such conversion or exercise would cause the aggregate number of shares of common stock beneficially owned by Mr. Albrecht to exceed 4.99% of our outstanding shares. Accordingly, beneficial ownership for Mr. Albrecht does not reflect 789,692 shares underlying such notes and such warrants that would cause the number of shares beneficially owned by Mr. Albrecht to be 5.7% of our outstanding shares.

13.   Includes certain shares issuable upon the conversion of convertible notes and exercise of warrants held by Gemini Master Fund Ltd. (Gemini).  Gemini owns a convertible promissory note in the aggregate principal amount of $515,578 convertible into 1,730,807 shares subject to a maximum share issuance cap and warrants to purchase 6,359,999 shares of common stock at an average exercise price of $0.125 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes all transactions since April 1, 2009, and all proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

In addition, on June 8, 2009, the Board of Directors had approved the grant of 4,000,000 shares of restricted common stock, at a price per share of $0.24 to Mr. James Joyce, our Chief Executive Officer, with the shares vesting over a thirty-six month period commencing June 30, 2010. On May 21, 2010, the Board of Directors agreed that Mr. Joyce may, from time to time, defer acceptance of the shares under the vesting schedule provided that all shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six month vesting period. As of June 29, 2011, Mr. Joyce has accepted 675,000 of such shares.

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

To Mr. Franklyn S. Barry, Jr., one of the Company’s non-employee directors, an option to acquire an aggregate of 500,000 shares of our common stock. The option vested as to 250,000 shares on the grant date and will vest as to the remaining 250,000 shares one-third each year over three years on each anniversary of the grant date. Unless earlier exercised or terminated, the option will expire September 27, 2020.

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

On October 27, 2010, our Board of Directors granted Rodney S. Kenley, our president, an option to acquire an aggregate of 1,000,000 shares of our common stock with an exercise price of $0.25 per share. One-fourth of the option, or 250,000 shares, will vest on the one year anniversary and the remainder will vest quarterly over the following three years. Unless earlier exercised or terminated, the option will expire October 27, 2020.

Director Independence

Each of Mr. Barry and Mr. Broenniman is an independent director as that term is defined by NYSE Rule 303A.02(a). The Company currently has a compensation and audit committee. Of the members of the Company's board of directors, each of Mr. Barry and Mr. Broenniman meets the NYSE's independence standards for members of such committees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services billed by Squar, Milner, Peterson, Miranda & Williamson LLP ("Squar Milner") for the fiscal years ended March 31, 2011 and 2010:

	Fiscal Year	Ended March 31,
	2011	2010

Audit Fees (1)	$117,417	$92,400
Audit Related Fees (2)	4,320	41,600
Tax Fees (3)	7,262	27,000
All Other Fees (4)	--	--
	$128,999	$161,000
_______________________
(1)
Audit fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for fiscal 2011 and 2010 and for reviews of the financial statements included in each of our quarterly reports on Form 10-Q during fiscal 2011 and 2010.

(2)
Audit Related Fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in Audit Related Fees for fiscal 2011 and 2010 are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.

(3)	Tax fees include the aggregate fees billed during fiscal year 2011 and 2010 for professional services for tax compliance and advisory services.
(4)
All Other Fees consist of fees paid for products and services other than the Services reported above.  No such fees were billed by Squar, Milner, Perterson, Miranda & Williamson, LLP for fiscal 2011 or 2010.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

Our audit committee of the Board of Directors is responsible for pre-approving all audit, audit-related, tax and other permitted non-audit services to be performed for us by our independent auditor.  The audit  committee approved all of the services for which Squar Milner billed us as set forth in the above table.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this report on Form 10-K:

1. Consolidated Financial Statements for the periods ended March 31, 2011 and 2010:

                    Report of Independent Registered Public Accounting Firm
                    Consolidated Balance Sheets
                    Consolidated Statements of Operations
                    Consolidated Statements of Cash Flows
                    Consolidated Statements of Stockholders' Deficit
                    Notes to Consolidated Financial Statements

2. Exhibits

2.1	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Aethlon, Inc. dated March 10, 1999 (1)

2.2	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Hemex, Inc. dated March 10, 1999 (1)

2.3	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Syngen Research, Inc. (2)

2.4	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Cell Activation, Inc. (3)

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (4)

3.2	Bylaws of Aethlon Medical, Inc. (4)

4.1	Amended and Restated 2003 Consultant Stock Plan (5)

4.2	2010 Stock Incentive Plan (6)

10.1	Employment Agreement between Aethlon Medical, Inc. and James A. Joyce dated April 1, 1999 (7)++

10.2	Patent License Agreement by and amongst Aethlon Medical, Inc., Hemex, Inc., Dr. Julian L. Ambrus and Dr. David O. Scamurra (8)

10.3	Employment Agreement by and between Aethlon Medical, Inc. and Dr. Richard H. Tullis (8)++

10.4	Cooperative Agreement by and between Aethlon Medical, Inc. and George Mason University (9)

10.5	Stock Option Agreement by and between Aethlon Medical, Inc. and James A Joyce (10)++

10.6	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis (10)++

10.7	Stock Option Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry, Jr. (10)++

10.8	Stock Option Agreement by and between Aethlon Medical, Inc. and Ed Broenniman (10)++

10.9	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce(11)++

10.10	Option Agreement by and between Aethlon Medical, Inc. and Trustees of Boston University (12)

10.11	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce (13)++

10.12	Option Suspension Agreement dated June 29, 2009 (14)++

10.13	Form of Class C Common Stock Purchase Warrant (15)

10.14	Form of 10% Convertible Note (15)

10.15	Stock Option Agreement of James A. Joyce (16)++

10.16	Stock Option Agreement of Franklyn S. Barry (16)++

10.17	Stock Option Agreement of Edward G. Broenniman (16)++

10.18	Stock Option Agreement of Richard H. Tullis (16)++

10.19	Modification and Amendment Agreement dated December 30, 2008 (17)

10.20	Form of Interest Note dated December 30, 2008 (17)

10.21	Form of Liquidated Damages Note dated December 30, 2008 (17)

10.22	Form of Common Stock Purchase Warrant (18)

10.23	Form of Unit Subscription Agreement (18)

10.24	Form of Convertible Note dated July 10, 2009 (19)

10.25	Form of Common Stock Purchase Warrant dated July 10, 2009 (19)

10.26	Form of Subscription Agreement dated August 24, 2009 (20)

10.27	Form of Convertible Promissory Note dated August 24, 2009 (20)

10.28	Form of Common Stock Purchase Warrant dated August 24, 2009 (20)

10.29	Office Lease by and between Glenborough Aventine, LLC and Aethlon Medical, Inc. dated September 16, 2009 (4)

10.30	Standard Industrial Net Lease by and between Sorrento Business Complex and Aethlon Medical, Inc. dated September 28, 2009 (4)

10.31	Form of 10% Convertible Note (21)

10.32	Form of Class C Common Stock Purchase Warrant (21)

10.33	First Amendment to Lease by and between Glenborough Aventine, LLC and Aethlon Medical, Inc. dated February 1, 2010 (21)

10.34	Securities Purchase Agreement by and between Aethlon Medical, Inc. and Gemini Master Fund, Ltd. dated February 12, 2010 (21)

10.35	Convertible Promissory Note issued by Aethlon Medical, Inc. to Gemini Master Fund, Ltd. dated February 12, 2010 (21)

10.36	Warrant to Purchase Common Stock issued by Aethlon Medical, Inc. to Gemini Master Fund, Ltd. dated February 12, 2010 (21)

10.37	Secured Promissory Note issued to Aethlon Medical, Inc. by Gemini Master Fund, Ltd. dated February 12, 2010 (21)

10.38	Form of Amended and Restated 12% Convertible Note(22)

10.39	Form of Amended and Restated Warrant (22)

10.40	Form of Amended and Restated Warrant (QB) (22)

10.41	Form of Amended and Restated Registration Rights Agreement (22)

10.42	Note and Warrant Purchase Agreement by and between Aethlon Medical, Inc. and Tonaquint, Inc. dated July 15, 2010 (23)

10.43	Secured Convertible Promissory Note issued by Aethlon Medical, Inc. to Tonaquint, Inc. dated July 15, 2010 (23)

10.44	Warrant to Purchase Shares of Common Stock issued by Aethlon Medical, Inc. to Tonaquint, Inc. dated July 15, 2010 (23)

10.45	Buyer Trust Deed Note #1 issued to Aethlon Medical, Inc. by Tonaquint, Inc. dated July 15, 2010 (23)

10.46	Form of Buyer Trust Deed Note #2 dated July 15, 2010 (23)

10.47	Trust Deed issued by Tonaquint, Inc. for the benefit of Aethlon Medical, Inc. dated July 15, 2010 (23)

10.48	Escrow Agreement by and among Tonaquint, Inc., Aethlon Medical, Inc. and Griffiths & Turner/GT Title Services, Inc. dated July 15, 2010 (23)

10.49	Deed of Reconveyance executed by Tonaquint, Inc. in favor of Aethlon Medical, Inc. dated July 15, 2010 (23)

10.50	Form of Request for Full Reconveyance (23)

10.51	Irrevocable Instructions to Transfer Agent dated July 15, 2010 (23)

10.52	Form of Subscription Agreement dated September 2010 (24)

10.53	Form of Class [A/B] Common Stock Purchase Warrant dated September 2010 (24)

10.54	Form of Convertible Promissory Note dated September 2010 (24)

10.55	Offer of Employment by and between Aethlon Medical, Inc. and Rodney S. Kenley dated October 27, 2010 (25)++

10.56	Stock Option Agreement of Rodney S. Kenley dated October 27, 2010 (25)++

10.57	Settlement Agreement by and between Aethlon Medical, Inc. and Gemini Master Fund, Ltd. dated November 22, 2010 (26)

10.58	Warrant to Purchase Shares of Common Stock issued by Aethlon Medical, Inc. to Gemini Master Fund, Ltd. dated November 22, 2010 (26)

10.59	Extension Agreement by and between Aethlon Medical, Inc. and Gemini Master Fund, Ltd. dated March 21, 2011 (27)

10.60	Amended and Restated Convertible Promissory Note issued by Aethlon Medical, Inc. to Gemini Master Fund, Ltd. dated February 15, 2011 (27)

10.61	Form of Subscription Agreement dated April 1, 2011 (28)

10.62	Form of Convertible Promissory Note dated April 1, 2011 (28)

10.63	Form of Class A Common Stock Purchase Warrant dated April 1, 2011 (28)

10.64	Form of Class B Common Stock Purchase Warrant dated April 1, 2011 (28)

14	Code of Ethics (29)

21	List of subsidiaries (22)

23.1	Consent of Independent Registered Public Accounting Firm (Squar, Milner, Peterson, Miranda & Williamson, LLP) *

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*
________________________
* Filed herewith
++ Indicates a management contract or compensatory plan or arrangement

(1)   Filed with the Company's Current Report on Form 8-K dated March 26, 1999 and incorporated by reference.

(2)   Filed with the Company's Current Report on Form 8-K dated January 24, 2000 and incorporated by reference.

(3)   Filed with the Company's Current Report on Form 8-K dated April 25, 2000 and incorporated by reference.

(4)   Filed with the Company's Quarterly Report on Form 10-Q filed on November 16, 2009 for the period ended September 30, 2009 and incorporated by reference.

(5)   Filed with the Company Registration Statement on Form S-8 (File No. 333-164939) filed on February 17, 2010 and incorporated by reference.

(6)   Filed with the Company’s Registration Statement on Form S-8 (File No. 333-168481) filed on August 2, 2010 and incorporated by reference.

(7)   Filed  with  the  Company's Annual Report on Form 10-KSB filed on July 15, 1999 for the year ended March 31, 1999 and incorporated by reference.

(8)   Filed with the Company's Annual Report on Form 10-KSB/A filed on September 10, 2004 for the year ended March 31, 2004 and incorporated by reference.

(9)   Filed with the Company's Amendment No.2 to Registration Statement on Form SB-2 (File No. 333-117203) filed on October 28, 2004 and incorporated by reference.

(10)  Filed with the Company's Annual Report on Form 10-KSB filed on July 14, 2005 for the year ended March 31, 2005 and incorporated by reference.

(11)  Filed with the Company's Current Report on Form 8-K filed on September 12, 2005 and incorporated by reference.

(12)  Filed with the Company's Current Report on Form 8-K filed on February 23, 2006 and incorporated by reference.

(13)  Filed with the Company’s Registration Statement on Form S-8 (File No. 333-168483) filed on August 2, 2010 and incorporated by reference.

(14)  Filed with the Company's Annual Report on Form 10-K filed on July 2, 2009 for the year ended March 31, 2009 and incorporated by reference.

(15)  Filed with the Company's Current Report on Form 8-K dated August 12, 2008 and incorporated by reference.

(16)  Filed with the Company's Current Report on Form 8-K dated December 19, 2008 and incorporated by reference.

(17)  Filed with the Company's Current Report on Form 8-K dated January 2, 2009 and incorporated by reference.

(18)  Filed with the Company's Current Report on Form 8-K dated January 20, 2009 and incorporated by reference.

(19)  Filed with the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009 for the period ended June 30, 2009 and incorporated by reference.

(20)  Filed with the Company’s Current Report on Form 8-K dated August 25, 2009 and incorporated by reference.

(21)  Filed with the Company’s Quarterly Report on Form 10-Q filed on February 16, 2010 for the period ended December 31, 2009 and incorporated by reference.

(22)  Filed with the Company’s Annual Report on Form 10-K filed on July 2, 2010 for the year ended March 31, 2010 and incorporated by reference.

(23)  Filed with the Company’s Current Report on Form 8-K dated July 16, 2010 and incorporated by reference.

(24)  Filed with the Company’s Current Report on Form 8-K dated September 3, 2010 and incorporated by reference.

(25)  Filed with the Company’s Current Report on Form 8-K dated November 1, 2010 and incorporated by reference.

(26)  Filed with the Company’s Current Report on Form 8-K dated November 26, 2010 and incorporated by reference.

(27)  Filed with the Company’s Current Report on Form 8-K dated March 25, 2011 and incorporated by reference.

(28)  Filed with the Company’s Current Report on Form 8-K dated April 7, 2011 and incorporated by reference.

(29)  Filed with the Company's Annual Report on Form 10-KSB filed on July 13, 2007 for the year ended March 31, 2007 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of July, 2011.

By:	/s/ JAMES A. JOYCE
James A. Joyce
Chairman, Chief Executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. JOYCE	Chairman of the Board	July 14, 2011
James A. Joyce

/s/ FRANKLYN S. BARRY, JR.	Director	July 14, 2011
Franklyn S. Barry, Jr.

/s/ EDWARD G. BROENNIMAN	Director	July 14, 2011
Edward G. Broenniman

/s/ RICHARD H. TULLIS	Director	July 14, 2011
Richard H. Tullis

/s/ RODNEY S. KENLEY	Director	July 14, 2011
Rodney S. Kenley

AETHLON MEDICAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aethlon Medical, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Aethlon Medical, Inc. and Subsidiary (the "Company"), a development stage company, as of March 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended March 31, 2011 and for the period January 31, 1984 (Inception) through March 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aethlon Medical, Inc. and Subsidiary as of March 31, 2011 and 2010 and the consolidated results of their operations and cash flows for each of the years in the two-year period ended March 31, 2011 and for the period January 31, 1984 (Inception) through March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations, is in default on certain debt agreements, and has negative working capital of approximately $6,133,000 and a deficit accumulated during the development stage of approximately $48,472,000 at March 31, 2011. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the accompanying consolidated financial statements, effective April 1, 2009, the Company adopted new accounting guidance as codified within Financial Accounting Standards Board Accounting Standard Codification 815-40, "Derivatives and Hedging Instruments - Contracts in Entities' Own Equity" relating to determining whether an instrument or embedded feature is indexed to a company's own stock.

/S/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

SAN DIEGO, CALIFORNIA
JULY 14, 2011

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	March 31, 2010
ASSETS
CURRENT ASSETS
Cash	$15,704	$67,950
Deferred financing costs	157,732	99,672
Interest receivable	7,096	1,932
Note receivable	200,000	-
Prepaid expenses	29,711	10,139

TOTAL CURRENT ASSETS	410,243	179,693

NON-CURRENT ASSETS
Note receivable	--	300,000
Property and equipment, net	7,785	15,182
Patents, net	139,981	142,340
Deposits	9,210	8,786

TOTAL ASSETS	$567,219	646,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$308,413	$232,313
Due to related parties	617,570	579,267
Notes payable	190,000	290,000
Convertible notes payable, net of discounts	2,181,852	1,631,999
Derivative liabilities	2,002,896	1,054,716
Accrued liquidated damages	437,800	493,000
Other current liabilities	804,386	766,940

TOTAL CURRENT LIABILITIES	6,542,917	5,048,235

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ DEFICIT
Common stock,$0.001 par value, 250,000,000 shares authorized;77,467,361 and 61,913,508 issued and outstanding at March 31, 2011 and 2010, respectively	77,469	61,914
Additional paid-in capital	42,418,778	38,296,362
Deficit accumulated during the development stage	(48,471,945)	(42,760,510)

TOTAL STOCKHOLDERS’ DEFICIT	(5,975,698)	(4,402,234)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$567,219	$646,001

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2011

	Years Ended March 31,		January 31, 1984 (Inception) Through
	2011	2010	March, 2011
Grant income	$—	$—	$1,424,012
Subcontract income	—	—	73,746
Sale of research and development	—	—	35,810
	—	—	1,533,568

OPERATING EXPENSES
Professional fees	1,112,476	1,087,707	9,992,642
Payroll and related	2,902,415	1,258,572	15,286,713
General and administrative	542,225	502,613	6,942,920
Impairment	-	-	1,313,528
	4,557,116	2,848,892	33,535,528
OPERATING LOSS	(4,557,116)	(2,848,892)	(32,001,960)

OTHER (INCOME) EXPENSE
Loss on extinguishment of debt	3,306,346	341,984	7,016,912
Change in fair value of derivative liabilities	(6,079,772)	(178,723)	(4,636,877)
Interest and other debt expenses	3,951,352	1,564,301	13,870,423
Interest income and other	(23,607)	(3,139)	219,527
	1,154,319	1,724,423	16,469,985

NET LOSS	$(5,711,435)	$(4,573,315)	$(48,471,945)

Basic and diluted net loss per share	$(0.08)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	69,610,635	56,618,667

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2011

			ADDITIONAL	DEFERRED	DEFICIT ACCUMULATED DURING	TOTAL STOCKHOLDERS’
	COMMON STOCK		PAID IN	CONSULTING	DEVELOPMENT	EQUITY
	SHARES	AMOUNT	CAPITAL	FEES	STAGE	(DEFICIT)
Balance, January 31, 1984 (Inception)	—	$—	$—	$—	$—	$—

Common stock issued for cash	29,178	31	1,335,993	—	—	1,336,024

Capital contributions	—	—	521,439	—	—	521,439

Common stock issued for compensation at $103 per share	2,600	3	267,403	—	—	267,406

Conversion of due to related parties to common stock	2,861	3	548,666	—	—	548,669

Effect of reorganization	2,560,361	2,558	(2,558)	—	—	—

Common stock issued in connection with employment contract at $8 per share	65,000	65	519,935	—	—	520,000

Common stock issued in connection with the acquisition of patents at $8 per share	12,500	13	99,987	—	—	100,000

Warrants issued to note holders in connection with notes payable	—	—	734,826	—	—	734,826

Warrants issued for services	—	—	5,000	—	—	5,000

Net loss	—	—	—	—	(4,746,416)	(4,746,416)

BALANCE, MARCH 31, 2000	2,672,500	$2,673	$4,030,691	$—	$(4,746,416)	$(713,052)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued………….

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2011

	COMMON STOCK		ADDITIONAL PAID IN	DEFERRED CONSULTING	DEFICIT ACCUMULATED DURING DEVELOPMENT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	CAPITAL	FEES	STAGE	(DEFICIT)
Common stock and options issued in connection with acquisition of Cell Activation, Inc. at $7.20 per share	99,152	$99	$1,067,768	$—	$—	$1,067,867

Warrants issued in connection with notes payable	—	—	816,204	—	—	816,204

Beneficial conversion feature of convertible notes payable	—	—	150,000	—	—	150,000

Options issued to directors for services as board members	—	—	14,163	—	—	14,163

Options and warrants issued for services	—	—	505,400	—	—	505,400

Common stock issued for services at $3 per share	5,500	5	16,495	—	—	16,500

Common stock issued for cash at $1per share	100,000	100	99,900	—	—	100,000

Net loss	—	—	—	—	(4,423,073)	(4,423,073)

BALANCE, MARCH 31, 2001	2,877,152	$2,877	$6,700,621	$—	$(9,169,489)	$(2,465,991)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued………….

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2011

	COMMON STOCK		ADDITIONAL PAID IN	DEFERRED CONSULTING	DEFICIT ACCUMULATED DURING DEVELOPMENT	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	CAPITAL	FEES	STAGE	(DEFICIT)

Common stock, warrants and options issued for accounts payable and accrued liabilities	21,750	$22	$243,353	$—	$—	$243,375

Issuance of common stock and warrants for services	97,214	97	248,690	—	—	248,787

Common stock issued for cash at $1.00 per share, net of issuance costs of $41,540 paid to a related party	730,804	731	688,533	—	—	689,264

Common stock issued in connection with license agreement at $3.00 per share	6,000	6	17,994	—	—	18,000

Common stock issued to holder of convertible notes payable at $3.00 per share	70,586	71	211,687	—	—	211,758

Options issued to directors for services as board members	—	—	7,459	—	—	7,459

Common stock issued for cash at $1.50 per share, net of issuance costs of $2,500	16,667	17	22,483	—	—	22,500

Beneficial conversion feature of convertible notes payable	—	—	185,000	—	—	185,000

Common stock issued for conversion of convertible notes payable and accrued interest at an average price of $1.24 per share	134,165	134	166,352	—	—	166,486

Options issued to consultant for services	—	—	562,000	—	—	562,000

Stock options exercised for cash	400,000	400	199,600	—	—	200,000

Warrants issued to note holders for 90-day forebearance	—	—	118,000	—	—	118,000

Common stock and warrants issued to note holders and vendors in the debt-to-equity conversion program at $1.25 per share	816,359	816	1,623,635	—	—	1,624,451

Other warrant transactions	—	—	(32,715)	—	—	(32,715)

Net loss	—	—	—	—	(3,995,910)	(3,995,910)

BALANCE - MARCH 31, 2002	5,170,697	$5,171	$10,962,692	$—	$(13,165,399)	$(2,197,536)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued………….

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2011

	COMMON STOCK		ADDITIONAL PAID IN	DEFERRED CONSULTING	DEFICIT ACCUMULATED DURING DEVELOPMENT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	CAPITAL	FEES	STAGE	(DEFICIT)
Proceeds from the issuance of common stock at $0.50 per share in connection with the exercise of options	200,000	$200	$99,800	$—	$—	$100,000

Interest expense related to beneficial conversion feature	—	—	150,000	—	—	150,000

Pro-rata value assigned to warrants issued in connection with conversion of accounts payable	—	—	71,000	—	—	71,000

Pro-rata value assigned to warrants issued in connection with note payable	—	—	30,000	—	—	30,000

Issuance of common stock at $1.25 per share in connection with the conversion of accounts payable	570,124	570	292,085	—	—	292,655

Estimated fair market value of options issued for services	—	—	114,000	—	—	114,000

Issuance of common stock for cash	488,830	489	129,911	—	—	130,400

Issuance of common stock for services	265,309	265	144,735	—	—	145,000

Adjustment booked	—	—	(99,995)	—	100,000	5

Net loss	—	—	—	—	(2,461,116)	(2,461,116)

BALANCE - MARCH 31, 2003	6,694,960	$6,695	$11,894,228	$—	$(15,526,515)	$(3,625,594)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued………….

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2011

	COMMON STOCK		ADDITIONAL PAID IN	DEFERRED CONSULTING	DEFICIT ACCUMULATED DURING DEVELOPMENT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	CAPITAL	FEES	STAGE	(DEFICIT)
Proceeds from the issuance of common stock at $0.25 per share in connection with the exercise of warrants	540,000	$540	$134,460	$—	$—	$135,000

Issuance of common stock in connection with the conversion of notes payable, including interest	1,627,655	1,628	502,507	—	—	504,135

Issuance of common stock for cash	1,451,000	1,451	385,674	—	—	387,125

Issuance of common stock for services	335,714	335	137,823	—	—	138,158

Debt discount recorded in connection with beneficial conversion feature	—	—	324,800	—	—	324,800

Net loss	—	—	—	—	(1,518,798)	(1,518,798)

BALANCE - MARCH 31, 2004	10,649,329	$10,649	$13,379,492	$—	$(17,045,313)	$(3,655,174)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued………….

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2011

	COMMON STOCK		ADDITIONAL PAID IN	DEFERRED CONSULTING	DEFICIT ACCUMULATED DURING DEVELOPMENT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	CAPITAL	FEES	STAGE	(DEFICIT)
Proceeds from the issuance of common stock at $0.25 per share in connection with the exercise of warrants	1,126,564	$1,127	$280,515	$—	$—	$281,642

Issuance of common stock with warrants at $0.36 per unit for cash	55,556	56	19,944	—	—	20,000

Issuance of common stock for cash	2,922,867	2,923	1,185,878	—	—	1,188,801

Issuance of common stock to Fusion Capital for fees and for "commitment" shares	468,604	469	(469)	—	—	—

Issuance of common stock in connection with the conversion of notes payable, including interest	847,755	849	318,079	—	—	318,928

Issuance of common stock for deferred consulting services	126,666	127	59,873	(60,000)	—	—

Issuance of common stock for services	794,855	793	327,957	—	—	328,750

Issuance of common stock at $0.39 per share for employee bonus	22,500	22	8,754	—	—	8,776

Debt discount on debt issued with detachable warrants	—	—	84,000	—	—	84,000

Amortization of deferred consulting fees	—	—	—	30,000	—	30,000

Intrinsic value of options issued to directors	—	—	424,262	—	—	424,262

Net loss	—	—	—	—	(2,096,951)	(2,096,951)

BALANCE - MARCH 31, 2005	17,014,696	$17,013	$16,088,285	$(30,000)	$(19,142,264)	$(3,066,966)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued………….

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2011

	COMMON STOCK		ADDITIONAL PAID IN	DEFERRED CONSULTING	DEFICIT ACCUMULATED DURING DEVELOPMENT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	CAPITAL	FEES	STAGE	(DEFICIT)
Issuance of common stock in connection with the conversion of notes payable, including interest	314,716	$315	$69,628	$—	$—	$69,943

Issuance of common stock for cash	4,090,807	4,088	1,450,326	—	—	1,454,414

Issuance of common stock for services	3,574,318	3,576	917,155	(49,000)	—	871,728

Loss on settlement of accrued legal liabilities	—	—	142,245	—	—	142,245

Issuance of cashless warrants	389,168	389	(389)	—	—	—

Conversion of accrued salaries to employee stock options	—	—	300,000	—	—	300,000

Debt discount on debt issued iwth detachable warrants	—	—	119,610	—	—	119,610

Interest expense related to beneficial conversion feature	—	—	222,375	—	—	222,375

Professional fees related to registration staement	—	—	(76,732)	—	—	(76,732)

Amortization of deferred consulting fees	—	—	—	34,083	—	34,083

Relassification of derivative liabilities upon registration of shares underlying warrants	—	—	1,090,000	—	—	1,090,000

Net loss	—	—	—	—	(2,920,183)	(2,920,183)

BALANCE - MARCH 31, 2006	25,383,705	$25,378	$20,322,503	$(44,917)	$(22,062,447)	$(1,759,483)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued………….

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2011

	COMMON STOCK		ADDITIONAL PAID IN	DEFERRED CONSULTING	DEFICIT ACCUMULATED DURING DEVELOPMENT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	CAPITAL	FEES	STAGE	(DEFICIT)
Issuance of common stock for cash	4,538,662	$4,539	$1,292,208	$—	$—	$1,296,747

Issuance of common stock services	821,996	824	274,088	—	—	274,912

Issuance of common stock at $0.24 per share in connection with the conversion of notes payable, including interest of $18,750	107,759	108	43,642	—	—	43,750

Adjustment for issuance of cashless warrants	(144,099)	(140)	140	—	—	—

Issuance of commitment shares	1,050,000	1,050	(1,050)	—	—	—

Debt discount recorded in connection with beneficial conversion feature	—	—	50,000	—	—	50,000

Amortization of deferred consulting fees	—	—	—	44,917	—	44,917

Issuance of common stock for option to obtain licensing rights to cancer patient	40,000	40	10,760	—	—	10,800

Stock compensation expense	—	—	38,132	—	—	38,132

Issuance of common stock at $0.20 per share in settlement of accrued liabilities	114,130	114	22,997	—	—	23,111

Reclassification of derivative liabilities upon registration of shares underlying warrants	—	—	(1,090,000)	—	—	(1,090,000)

Net loss	—	—	—	—	(6,024,545)	(6,024,545)

BALANCE - MARCH 31, 2007	31,912,153	$31,913	$20,963,420	$—	$(28,086,992)	$(7,091,659)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued………….

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2011

	COMMON STOCK		ADDITIONAL PAID IN	DEFERRED CONSULTING	DEFICIT ACCUMULATED DURING DEVELOPMENT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	CAPITAL	FEES	STAGE	(DEFICIT)
Issuance of common stock for cash	2,560,000	$2,660	$1,287,740	$—	$—	$1,290,400

Issuance of common stock for services	589,350	589	319,568	—	—	320,157

Exercise of cashless warrants	49,414	49	(49)	—	—	—

Issuance of common stock for option exercised by director	250,000	250	94,750	—	—	95,000

Common stock units issued under renegotiation of convertible notes	2,149,582	2,150	5,390,514	—	—	5,392,664

Beneficial conversion feature on convertible debt	—	—	38,197	—	—	38,197

Issuance of common stock in exchange for licensing rights	15,152	15	4,985	—	—	5,000

Stock compensation expense	—7	—	487,093	—	—	487,093

Issuance of common stock in connection with the conversion of notes payable	3,365,500	1,366	279,782	—	—	281,148

Net loss	—	—	—	—	(4,140,264)	(4,140,264)

BALANCE - MARCH 31, 2008	38,991,151	$38,992	$28,866,000	$—	$—	$(3,322,264)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued………….

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2011

	COMMON STOCK		ADDITIONAL PAID IN	DEFERRED CONSULTING	DEFICIT ACCUMULATED DURING DEVELOPMENT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	CAPITAL	FEES	STAGE	(DEFICIT)
Issuance of common stock under licensing agreements	34,415	34	11,466	—	—	11,500

Issuances of common stock in connection with the conversion of accounts payable due to related parties	1,015,050	1,015	331,264	—	—	332,279

Issuance of common stock and warrants in connection with the payment of interest and damages to convertible noteholders	1,135,500	1,136	928,628	—	—	929,764

Issuance of common stock at $0.50 per share under warrant exercises	970,000	970	241,530	—	—	242,500

Record warrants and discount on convertible notes	—	—	154,652	—	—	154,652

Reclass remainder of derivative liabiltiy to additional paid-in capital due to registration of warrants	—	—	419,192	—	—	419,192

Estimated value of equity instruments granted in debt restructuring	—	—	711,541	—	—	711,541

Issuance of common stock for cash	3,020,000	3,020	873,910	—	—	876,930

Issuance of common stock for services	1,281,547	1,281	322,088	—	—	323,369

Issuances of common stock under conversions of notes payable	2,801,760	2,802	719,304	—	—	722,106

Stock-based compensation expense	204,708	205	733,084	—	—	733,289

Net loss	—	—	—	—	(6,084,158)	(6,084,158)

BALANCE - MARCH 31, 2009	49,454,131	$49,455	$34,312,659	$—	$(38,311,414)	$(3,949,300)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued………….

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2011

						DEFICIT
						ACCUMULATED	TOTAL
				ADDITIONAL	DEFERRED	DURING	STOCKHOLDERS'
	COMMON STOCK			PAID IN	CONSULTING	DEVELOPMENT	EQUITY
	SHARES	AMOUNT		CAPITAL	FEES	STAGE	(DEFICIT)
Cumulative effect of change in accounting principle	—	$	—--	$(403,320)	$—	$124,219	$(279,101)

Issuance of common stock at $0.18 per share upon warrant exercise	555,556		555	99,445	—	—	100,000

Issuance of common stock for cash	80,000		80	15,120	—	—	15,200

Issuance of common stock under licensing agreement at $0.31 per share	36,683		37	11,463	—	—	11,500

Issuance of common stock in connection with the payment of interest to convertible noteholders	731,251		731	487,504	—	—	488,235

Issuance of common stock at $0.25 per share as grant to research institute	100,000		100	24,900	—	—	25,000

Issuances of common stock upon conversions of accrued expenses	29,878		30	8,933	—	—	8,963

Issuances of common stock upon conversions of notes payable	8,429,748		8,430	1,623,165	—	—	1,631,595

Issuance of common stock for services	2,496,261		2,496	646,026	—	—	648,522

Issuance of warrants and recording discount on convertible notes	—		—	933,985	—	—	933,985

Issuance of warrants upon conversion of debt into common stock	—		—	31,549	—	—	31,549

Stock-based compensation expense	—		—	504,933	—	—	504,933

Net loss	—		—	—	—	(4,573,315)	(4,573,315)

BALANCE - MARCH 31, 2010	61,913,508		$61,914	$38,296,362	$—	$(42,760,510)	$(4,402,234)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued………….

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2011

					DEFICIT
					ACCUMULATED	TOTAL
			ADDITIONAL	DEFERRED	DURING	STOCKHOLDERS'
	COMMON STOCK		PAID IN	CONSULTING	DEVELOPMENT	EQUITY
	SHARES	AMOUNT	CAPITAL	FEES	STAGE	(DEFICIT)
Issuance of common stock under warrant exercises	1,844,903	$1,845	$318,588	$—	$—	$320,433

Issuances of common stock upon conversions of notes payable	8,857,408	8,858	1,622,947	—	—	1,631,805

Issuance of warrants upon conversion of debt into common stock	—	—	74,652	—	—	74,652

Issuance of common stock for services	2,236,389	2,235	582,750	—	—	584,985

Issuance of common stock in connection with debt restructuring	1,555,000	1,555	449,395	—	—	450,950

Adjustment to paid in capital in connection with debt restructuring	—	—	(1,000,000)	—	—	(1,000,000)

Issuance of convertible notes in settlement of accrued legal fees	31,040	31	8,971	—	—	9,002

Issuance of common stock as grant to research institute	78,767	79	17,171	—	—	17,250

Issuance of shares in connection with restricted stock grant to officer	600,000	600	(600)	—	—	—

Debt discount recorded in connection with beneficial conversion feature	—	—	90,339	—	—	90,339

Cost incurred in connection with warrant extensions	—	—	96,525	—	—	96,525

Stock-based compensation expense	350,346	352	1,861,678	—	—	1,862,030

Net loss	—	—	—	—	(5,711,435)	(5,711,435)

BALANCE - MARCH 31, 2011	77,467,361	$77,469	$42,418,778	$—	$(48,471,945)	$(5,975,698)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2011

	2011	2010	January 31, 1984 (Inception) Through March 31, 2011
Cash flows from operating activities:
Net loss	$(5,711,435)	$(4,573,315)	$(48,471,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,102	13,653	1,077,979
Amortization of deferred consulting fees	—	—	179,000
Gain on settlement of debt	—	—	(131,175)
Loss on debt extinguishment	3,306,250	341,984	7,016,816
Non-cash interest expense	1,252,689	—	1,252,689
Donation of shares to research institute	—	—	25,000
Legal fees paid through the issuance of convertible debt	63,412	—	63,412
Loss on settlement of accrued legal liabilities	—	—	142,245
Gain on sale of property and equipment	—	—	(13,065)
Change in estimated fair value of derivative liabilities	(6,079,772)	(178,723)	(4,761,096)
Fair market value of warrants issued in connection with accounts payable and debt related costs	—	—	2,715,736
Fair market value of equity instruments issued for services, grants and accrued interest	584,985	654,271	5,344,700
Costs associated with issuance of warrants	74,652	31,549	106,201
Stock based compensation	1,862,030	504,933	4,049,739
Patent license fees paid in stock	17,250	11,500	45,250
Liquidated damages	149,800	493,000	685,800
Amortization of debt discount and deferred financing costs	2,027,623	627,060	6,653,465
Impairment of patents and patents pending	—	—	416,026
Impairment of goodwill	—	—	897,227
Deferred compensation forgiven	—	—	217,223

Changes in operating assets and liabilities:
Prepaid expenses	37,563	26,872	218,920
Other assets	(5,588)	2,483	(16,306)
Accounts payable and accrued liabilities	394,801	122,845	2,973,812
Due to related parties	38,305	(55,629)	1,268,383

Net cash used in operating activities	(1,968,333)	(1,977,517)	(18,113,964)

Cash flows from investing activities:
Purchases of property and equipment	(2,541)	(17,068)	(292,459)
Patents and patents pending	(6,805)	(13,087)	(407,235)
Proceeds from the sale of property and equipment	—	—	17,065
Cash of acquired company	—	—	10,728

Net cash used in investing activities	(9,346)	(30,155)	(671,901)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued………….

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH MARCH 31, 2011 (CONTINUED)

	2011	2010	January 31, 1984 (Inception) Through March 31, 2011
Cash flows from financing activities:
Net proceeds from the issuance of notes payable	—		2,350,000
Principal repayments of notes payable	—	(24,000)	(376,500)
Proceeds from the issuance of convertible notes payable	1,105,000	1,978,265	5,651,265
Proceeds from the collection of secured notes receivable	500,000	—	500,000
Net proceeds from the issuance of common stock	320,433	115,200	10,753,535
Professional fees related to registration statements	—	—	(76,731)

Net cash provided by financing activities	1,925,433	2,069,465	18,801,569

Net (decrease) increase in cash	(52,246)	61,793	15,704

Cash at beginning of period	67,950	6,157	—

Cash at end of period	$15,704	$67,950	$15,704

Supplemental disclosure of cash flow information - Cash paid during the period for:
Interest	$—	$—	$266,975
Income taxes	$—	$—	$13,346

Supplement schedule of noncash investing and financing activities:

Conversion of debt, accrued liabilities and accrued interest to common stock	$1,563,102	$1,640,559	$6,722,853
Debt discount on notes payable associated with embedded conversion feature and detachable warrants	$1,750,540	$1,867,973	$4,923,460
Issuance of note receivable in connection with convertible debt financing	$400,000	$300,000	$700,000
Licensing rights acquired with common stock issuance	$17,250	$11,500	$56,050
Stock option exercise by director for accrued expenses	$—	$—	$95,000
Conversion of amounts due to officers and directors into common stock	$—	$—	$332,279
Issuance of common stock, warrants and options in settlement of accrued expenses and due to related parties	$—	$—	$1,003,273
Reclassification of derivative liability to additional paid-in capital	$—	$—	$419,192
Additional convertible debt issued in connection with debt restructuring	$—	$—	$573,211
Issuance of common stock in connection with license agreements	$—	$—	$18,000
Net assets of entities acquired in exchange for equity securities	$—	$—	$1,597,867
Debt placement fees paid by issuance of warrants	$—	$—	$856,845
Patent pending acquired for 12,500 shares of common stock	$—	$—	$100,000
Common stock issued for prepaid expenses	$—	$—	$161,537

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aethlon Medical, Inc. ("Aethlon", the "Company", "we" or "us") is a medical device company focused on creating innovative devices that address unmet medical needs in cancer, infectious disease and other life-threatening conditions. At the core of our developments is the Aethlon ADAPT™ (Adaptive Dialysis-Like Affinity Platform Technology) system, a medical device platform that converges single or multiple affinity drug agents with advanced plasma membrane technology to create therapeutic filtration devices that selectively remove harmful particles from the entire circulatory system without loss of essential blood components. Approval to embark on human trials is still needed to reach commercial viability of the Hemopurifier® and approval by the U.S. Food and Drug Administration ("FDA"). Successful outcomes of human trials will be required by the regulatory agencies of certain foreign countries where we intend to sell this device will be required. We have submitted an Investigational Device Exemption ("IDE") to the FDA. Some of our patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier(R) treatment technology.

Aethlon is classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP"), and has not generated revenues from its planned principal operations.

Our common stock is quoted on the Over-the-Counter Bulletin Board administered by the Financial Industry Regulatory Authority ("OTCBB") under the symbol "AEMD.OB."

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly-owned subsidiary Exosome Sciences, Inc. (collectively hereinafter referred to as the "Company" or "Aethlon").

We formed Exosome Sciences, Inc. in December 2009 to conduct our future cancer-related activities. Intercompany balances have been eliminated in consolidation.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations, are in default on certain debt agreements, and have negative working capital of approximately $6,133,000, and a deficit accumulated during the development stage of approximately $48,472,000 at March 31, 2011. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2012 through debt and/or equity financing arrangements.

We are currently addressing its liquidity issue by seeking additional investment capital through private placements of common stock and debt and by applying for grants issued by government agencies in the United States. We believe that our cash on hand and funds expected to be received from additional private investment and/or government grants will be sufficient to meet our liquidity needs for fiscal 2012. However, no assurance can be given that we will receive any funds in addition to the funds it has received to date.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

RISKS AND UNCERTAINTIES

We operate in an industry that is subject to intense competition, government regulation and rapid technological change. Our operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

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

CASH AND CASH EQUIVALENTS

Accounting standards define "cash and cash equivalents" as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest to be cash equivalents.  As of March 31, 2011 and 2010, we had no assets that were classified as cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of our cash, accounts payable and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the note receivable approximates its fair value due to the short maturity of the note and as the interest rate approximates current market interest rates for similar instruments. Derivative liabilities recorded in connection with warrants and embedded conversion features of certain convertible notes payable are reported at their estimated fair value, with changes in fair value being reported in results of operations (see Note 13).

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

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at two financial institutions in checking accounts and related cash management accounts. In October 2008, the Federal Deposit Insurance Corporation ("FDIC") increased the maximum level of deposit insurance at financial institutions from $100,000 to $250,000. Our cash balances were below such insured amounts at both March 31, 2011 and 2010.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the fiscal years ended March 31, 2011 and 2010.

LOSS PER SHARE

Basic loss per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued, if such additional common shares were dilutive. As we had net losses for all periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded as their effect would be antidilutive.

As of March 31, 2011 and 2010, a total of 79,533,432 and 53,669,525 potential common shares, consisting of shares underlying outstanding stock options, warrants and convertible debentures were excluded as their inclusion would be antidilutive.

SEGMENTS

We currently operate in one segment, and accordingly, no additional segment related disclosures are required.

DEFERRED FINANCING COSTS

Costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt using the effective interest method.

STOCK-BASED COMPENSATION

Employee stock options and rights to purchase shares under stock participation plans are accounted for under the fair value method. Accordingly, share-based compensation is measured when all granting activities have been completed, generally the grant date, based on the fair value of the award. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the OTCBB on the date of grant. Compensation cost recognized by the Company includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of the then current accounting standards, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of subsequent accounting standards. We use a Binomial Lattice option pricing model for estimating fair value of options granted (see Note 6).

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on loss per common share during the years ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Vesting of Stock Options	$961,340	$504,933
Incremental fair value of option Modifications	491,377	--
Vesting Expense Associated with CEO Restricted Stock Grant	322,222	--
Direct Stock Grants	87,091	--
Total Stock-Based Compensation Expense	$1,862,030	$504,933

Basic and diluted loss per common share	$(0.03)	$(0.01)

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2011 was insignificant.

PATENTS

Patents include both foreign and domestic patents. There were several patents pending at March 31, 2011. We capitalize the cost of patents and patents pending, some of which were acquired, and amortize such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. The unamortized costs of patents and patents pending is written off when we determine there is no future benefit to those assets.

STOCK PURCHASE WARRANTS

We granted warrants in connection with the issuance of certain notes payable. When such warrants are classified as equity, we measure the relative estimated fair value of such warrants which represents a discount from the face amount of the notes payable. Such discounts are amortized to interest expense over the term of the notes.

DERIVATIVE INSTRUMENTS

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

Instruments classified as derivative liabilities are remeasured each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations in other expense (income).

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). We measure the estimated fair value of the BCF in circumstances in which the conversion feature is not required to be separated from the host instrument and accounted for separately, and record that value in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes.

REGISTRATION PAYMENT ARRANGEMENTS

We account for contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement separately from any related financing transaction agreements, and any such contingent obligations are recognized only when it is determined that it is probable that the Company will become obligated for future payments and the amount, or range of amounts, of such future payments can be reasonably estimated (see Note 8).

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

RESEARCH AND DEVELOPMENT EXPENSES

We incurred approximately $440,000 and $538,000 of research and development expenses for the years ended March 31, 2011 and 2010, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidate financial statements.

CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE

Effective April 1, 2009, we adopted new accounting guidance as codified within Accounting Standards Codification ("ASC") 815-40, "Derivatives and Hedging Instruments - Contracts in Entities' Own Equity" relating to determining whether an instrument or embedded feature is indexed to a company's own stock. The adoption of this new accounting guidance standard's requirements can affect the accounting for warrants or convertible debt that contain provisions that protect holders from a decline in the stock price (or "down-round" protection). For example, warrants with such provisions will no longer be recorded in equity. Down-round protection provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. We evaluated whether convertible debt or warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise or conversion price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a "fixed-for-fixed" option. We determined our warrants outstanding at the adoption date do not contain such protective features. However, we determined that we had several convertible debt agreements in which the terms provide for a possible adjustment to the conversion price, and as such, the embedded conversion feature fails to be indexed solely to our stock under this new accounting guidance. As a result of the adoption of this standard, we classified the estimated fair value of the embedded conversion feature of the convertible debt agreement described above, which was determined to be $279,101, as a derivative liability on April 1, 2009 and recorded a cumulative effect adjustment to retained earnings (accumulated deficit) of $124,219 based on the difference between amounts recognized at the date of issuance and April 1, 2009.

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

Other recent accounting pronouncements and/or authoritative guidance issued by the FASB (including its Emerging Issues Task Force) or the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year’s financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

2. PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	March 31, 2011	March 31, 2010
Furniture and office equipment at cost	$287,296	$284,755
Accumulated depreciation	(279,511)	(269,573)
	$7,785	$15,182

Depreciation expense for the years ended March 31, 2011 and 2010 approximated $10,000 and $4,000, respectively.

3. PATENTS

Patents consist of the following:

	March 31, 2011	March 31, 2010

Patents	$157,442	$157,442
Patents pending and trademarks	54,202	47,397
Accumulated amortization	(71,663)	(62,499)
	$139,981	$142,340

Amortization of patents for the years ended March 31, 2011 and 2010 approximated $9,000. Future amortization expense on patents is estimated to be approximately $9,000 per year based on the estimated life of the patents.

4. NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2011	March 31, 2010
12% Notes payable, all past due	$185,000	$285,000
10% Note payable, all past due	5,000	5,000
Total Notes Payable	$190,000	$290,000

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On April 21, 2010, a holder of $100,000 of the 12% Notes converted his principal balance and $71,758 of accrued interest into 687,033 shares of common stock at an agreed conversion price of $0.25 per share. We incurred a loss upon this conversion of $68,703 since the closing price of our common stock was $0.35 at the date of conversion. At March 31, 2011, 12% Notes with a principal balance of $185,000 are outstanding, all of which are past due, in default, and bearing interest at the default rate of 15%. At March 31, 2011, interest payable on the 12% Notes totaled $270,562.

10% NOTES

At December 31, 2010, one 10% Note in the amount of $5,000, which is past due and in default, remained outstanding. At March 31, 2011, interest payable on this note totaled $4,875.

Management's plans to satisfy the remaining outstanding balance on these 12% and 10% Notes include converting the notes to common stock at market value or repayment with available funds.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following at March 31, 2011:

			Net
	Principal	Discount	Amount
Amended Series A 10% Convertible Notes, past due	$900,000	$--	$900,000
2008 10% Convertible Notes, past due	25,000	--	25,000
December 2006 10% Convertible Notes, past due	17,000	--	17,000
May & June 2009 10% Convertible Notes, past due	200,000	--	200,000
July & August 2009 10% Convertible Notes, past due	87,500	--	87,500
October & November 2009 10% Convertible Notes	205,250	(17,226)	188,024
February 2010 10% Convertible Note	715,578	--	715,578
April 2010 10% Convertible Note	75,000	(73,222)	1,778
June 2010 12% Convertible Notes, past due	21,189	--	21,189
July 2010 6% Convertible Notes	495,343	(494,770)	573
September 2010 10% Convertible Notes	739,200	(713,990)	25,210
Total - Convertible Notes	$3,481,060	$(1,299,208)	$2,181,852

All of the Convertible Notes Payable in the above table are presently past due or will be due within one year of the March 31, 2011 balance sheet date. As a result, we expect to amortize all of the remaining discounts during the fiscal year ending March 31, 2012.

During the fiscal year ended March 31, 2011, we recorded interest expense of $349,242 related to the contractual interest rates of our convertible notes and interest expense of $1,677,193 related to the amortization of debt discounts on the convertible notes for a total of $2,026,435.

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

During the fiscal year ended March 31, 2010, we recorded interest expense of $241,320 related to the contractual interest rates of our convertible notes and interest expense of $565,747 related to the amortization of debt discounts on the convertible notes for a total of $807,067.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

AMENDED AND RESTATED SERIES A 12% CONVERTIBLE NOTES

In June 2010, we entered into Amended and Restated 12% Series A Convertible Promissory Notes (the "Amended and Restated Notes") with the holders of certain promissory notes previously issued by the Company (“Amended Series A 10% Convertible Notes” or the "Prior Notes"), and all amendments to the Prior Notes.

The Amended and Restated Notes, in the principal amount of $900,000, are convertible into an aggregate of 4,500,000 shares of our common stock and matured on December 31, 2010. In connection with the restructuring we paid $54,001 of accrued and default interest through the date of the restructuring, liquidated damages of $205,000 and $54,003 of prepaid interest through the expiration date in the aggregate amount of $313,004 through the issuance of units ("Units") at a fixed rate of $0.20 per Unit, each Unit consisting of one share of our common stock and one common stock purchase warrant to purchase one share of our common stock at a fixed exercise price of $0.20 per share as prescribed in the Amended and Restated Note Agreement.  At March 31, 2011, interest payable on the Amended Series A 10% Convertible Notes $33,750.

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

Based on conversion and exercise price re-set provisions included in the Amended and Restated Notes warrant agreements, the embedded conversion feature and the related warrants, with an aggregate estimated fair value of approximately $3,089,000, were classified as derivative liability instruments (See Note 1).

Consequently, at the amendment date we recorded a loss on extinguishment of $2,226,924 as follows:

Reacquisition price	$4,385,925
Less carrying value of notes and related instruments	(2,159,001)
Loss on extinguishment	$2,226,924

As of December 31, 2010, the Amended and Restated Notes matured and as of March 31, 2011 are in default.

We have begun discussions with the noteholders regarding an extension to the notes but there can be no assurance that we will be able to do so on terms that we deem acceptable or at all.

At March 31, 2011, interest payable on the Amended and Restated Notes totaled $33,750.

2008 10% CONVERTIBLE NOTES

One 2008 10% Convertible Note in the amount of $25,000 which matured in January 2010 remains outstanding at March 31, 2011. This note is convertible into our common stock at $0.50 per share. During the fiscal year ended March 31, 2011 we agreed to convert the $20,000 principal and related accrued interest of $5,562 of one holder of the 2008 10% Convertible Note into 127,808 shares of common stock based upon a conversion ratio of $0.20 per share rather than at the stated conversion ratio of $0.50 per share. As a result of this change, we recorded a charge of $15,337 as interest expense in the fiscal year ended March 31, 2011.

At March 31, 2011, the remaining $25,000 principal balance was in default and interest payable on the remaining note totaled $7,917.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

DECEMBER 2006 10% CONVERTIBLE NOTES

At March 31, 2011, $17,000 of the December 2006 10% Notes remained outstanding and in default. These notes are convertible into our common stock at $0.17 per share. At March 31, 2011, the $17,000 balance of the notes was in default and interest payable on those notes totaled $10,696.

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

The following conversions of the May & June 2009 10% Convertible Notes have taken place during the fiscal years ended March 31, 2011 and 2010:

	Fiscal Year Ended	Fiscal Year Ended
	March 31, 2010	March 31, 2011
Principal converted	$50,000	$100,000
Accrued interest converted	$2,803	$15,039
Warrants issued	250,000	500,000

As a result of the warrant issuances we recorded charges of $31,550 and $74,652 as additional interest expense in the fiscal years ended March 31, 2010 and 2011, respectively.

At December 31, 2010, the remaining principal balance of $200,000 was in default and interest payable on these notes totaled $33,292.

JULY & AUGUST 2009 10% CONVERTIBLE NOTES

In July and August 2009, we raised an aggregate amount of $668,250 from the sale to three investment funds of 10% convertible notes ("July & August 2009 10% Convertible Notes"). Each note carried a one-year term and is convertible into our common stock at 80% of market with a floor of $0.15 cents and a ceiling of $0.25 cents per share. As additional consideration, the investors also received 1,336,500 three year warrants to purchase our common stock at $0.50 per share, although that exercise price is subject to change based on certain conditions. The conversion feature may additionally be adjusted in the event of future financing by the Company. Because the conversion feature and warrant exercise price each can be reset based on future events, they are classified as derivative liability instruments.

Based on the initial estimated fair value of the conversion feature and warrants, we recorded a discount associated with the derivative liability of $475,762, which was amortized using the effective interest method over the one-year term of the notes. Deferred financing costs incurred in connection with this financing totaled $60,750, which were capitalized and are being amortized using the effective interest method over the one-year term of the notes.

The following conversions of the July & August 2009 10% Convertible Notes have taken place during the fiscal years ended March 31, 2011 and 2010:

	Fiscal Year Ended	Fiscal Year Ended
	March 31, 2010	March 31, 2011
Principal converted	$330,000	$250,750
Accrued interest converted	$22,559	$10,698

At March 31, 2011, the remaining principal balance of $87,500 was in default and interest payable on those notes totaled $32,020.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

The following conversions of the October & November 2009 10% Convertible Notes have taken place during the fiscal years ended March 31, 2011 and 2010:

	Fiscal Year Ended	Fiscal Year Ended
	March 31, 2010	March 31, 2011
Principal converted	$70,000	$175,000
Accrued interest converted	$22,559	$8,750

Deferred financing costs of $20,250 incurred in connection with this financing were issued in the form of a convertible note with warrants on the same terms as those received by the investors.  We capitalized the $20,250 of deferred financing costs and are amortizing them over the term of the notes using the effective interest method. At March 31, 2011, interest payable on these notes totaled $30,788.

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

In July 2010, the holder of the January 2010 10% Convertible Notes elected to convert the entire principal balance of $250,000 and $12,500 of accrued interest into 1,050,000 shares of common stock based upon the conversion formula of the notes.  As a result of this conversion, we accelerated the amortization of the remaining debt discount and recognized interest expense of $249,938 based on the unamortized debt discount at the time of conversion .

FEBRUARY 2010 10% CONVERTIBLE NOTE

On February 12, 2010, we raised $280,015 in cash and received a secured promissory note in the amount of $300,000 in exchange for the issuance by the Company of a $660,000 principal amount 10% convertible promissory note (the "Note") to Gemini Master Fund, Ltd. ("Gemini"). The Note included an original issue discount of ten percent, or $60,000, and an origination fee of three percent, or $9,000. We also paid legal fees of $10,985. The Note issued by the Company matured in February 2011. The terms of the promissory note included a maturity date of April 1, 2011, and allowed for prepayments of principal and interest by Gemini beginning on September 1, 2010.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

We recorded a debt discount of $478,476 based on the estimated fair value of the derivative liabilities associated with the warrants and embedded conversion feature which was amortized using the effective interest method over the term of the note.

In November 2010, certain terms of the Note were modified pursuant to a Settlement Agreement (the "Modified Agreement") which provides for the modification of the conversion price formula to equal eighty percent (80%) of the average of the three lowest closing bid prices of the common stock as reported by Bloomberg L.P. on the Principal Market for the twenty (20) trading days preceding the conversion date in lieu of the ten (10) trading days preceding the conversion date.

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

In addition, the Modified Agreement provided that Gemini deliver to us $253,794.09 by wire transfer in full payment of the promissory note, which represents the outstanding principal balance thereof plus all accrued but unpaid interest thereon less the origination fee due to the Gemini under the original transaction documents less reimbursement of Gemini's legal expenses. In accordance with the settlement, we delivered to Gemini 286,483 freely tradable shares of common stock in full satisfaction of the remaining number of shares of common stock due under certain conversion notices, for a total of $75,000, previously delivered by Gemini to the Company. The Modified Agreement provided for the mutual release of all claims related to the dispute and the revocation of all prior notices of default sent by the Company and Gemini to each other.

In connection with the modification to the note and the issuance of the Exchange Warrant, the maximum number of shares issuable pursuant to the maximum share limitation and the exercise in full of the Exchange Warrant was 6,357,272.

As provisions of the Modified Agreement resulted in terms that were deemed to be substantially different from the original terms, the exchange of debt instruments was accounted for as a debt extinguishment and we recorded a loss on extinguishment of debt in the amount of $963,018 in the fiscal year ended March 31, 2011 as shown below:

Reacquisition price	$1,854,767
Less carrying value of notes and related instruments	(891,749)
Loss on extinguishment	$963,018

On March 21, 2011, we entered into an Extension Agreement (the "Extension Agreement") with Gemini.  The Extension Agreement provides for, among other things, the extension of the Maturity Date to October 1, 2011, and an amendment and restatement of the Note to reflect the revised principal amount of $740,578, which amount includes accrued interest of $58,981, the remaining principal balance of $585,000 and a 15% premium to the principal and accrued interest amount in consideration for the extension. In addition, the Note as amended provides for a new "share cap formula" such that the number of shares of Common Stock issuable upon conversion of the Note shall not exceed a cap determined by (a) dividing the sum of (i) the revised principal amount of the Note ($740,578), plus (ii) an amount equal to all interest that would accrue under the Note during its term (assuming no payments of principal or interest are made after March 21, 2011 but prior to the Maturity Date), by a price per share of Common Stock equal to $0.16 (subject to adjustment as set forth in the Note) and (b) then adding the sum calculated pursuant to the foregoing clause to the maximum aggregate number of shares of Common Stock issuable under certain warrants held by Gemini (regardless of whether such exercise is a cashless exercise).

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

As provisions of the Extension Agreement resulted in terms that were deemed to be substantially different from the original terms, the exchange of debt instruments was accounted for as a debt extinguishment and we recorded a loss on extinguishment of debt in the amount of $47,701 in the fiscal year ended March 31, 2011 as shown below:

Reacquisition price	$773,582
Less carrying value of notes and related instruments	(725,881)
Loss on extinguishment	$47,701

At March 31, 2011, interest payable on this Note totaled $59,273.

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

At March 31, 2011, the remaining outstanding principal balance is $75,000 and interest payable on this note totaled $7,063.

JUNE 2010 12% CONVERTIBLE NOTES

In June 2010, in connection with the present and past negotiations with the law firm representing the holders of the "Amended and Restated Notes," we issued two convertible notes to that law firm (“June 2010 12% Convertible Notes”) totaling $64,153 on the same terms as the Amended and Restated Notes. That amount represented the amount of their legal fees plus accrued interest. During the fiscal year ended March 31, 2011, the holder converted to common stock one of the convertible notes in the amount of $42,964.

At March 31, 2011, the remaining outstanding principal balance is $21,189 and interest payable on this note totaled $636.

JULY 2010 6% CONVERTIBLE NOTES

In July 2010, we entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with Tonaquint, Inc., a Utah corporation (the "Investor") whereby we issued and sold, and the Investor purchased: (i) a Convertible Promissory Note of the Company in the principal amount of $890,000 (the "Company Note") and (ii) a Warrant to purchase common stock of the Company (the "Warrant"). As consideration for the issuance and sale of the Company Note and Warrant, the Investor paid cash in the amount of $400,000 and issued two Secured Trust Deed Notes to us (the "Trust Notes") each in the principal amount of $200,000. The variance of $90,000 represents fees and expenses paid by us and an original issue discount which was recorded as deferred offering costs.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

We recorded a debt discount of $890,000 based on the estimated fair value of the derivative liabilities associated with the warrants and embedded conversion feature which was amortized using the effective interest method over the term of the note.

At March 31, 2011, the remaining principal balance was $495,000 and interest payable on this note totaled $35,107. Subsequent to March 31, 2011, this note and accrued interest were fully converted into common stock (see Note 15).

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

At March 31, 2011, interest payable on these notes totaled $42,709.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

At March 31, 2011 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors for an aggregate grant amount of 5,303,275. Of those grants, 514,550 outside director’s options had been forfeited, 867,175 employee-director’s Options had been forfeited, 250,000 outside directors options had been exercised and 3,671,550 options remained outstanding.

2010 STOCK INCENTIVE PLAN

In August 2010, we adopted the 2010 Stock Incentive Plan (the "Incentive Plan"), which provides incentives to attract, retain and motivate employees and directors whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in our future performance through awards of options, the right to purchase common stock, stock bonuses and stock appreciation rights and other awards. A total of 3,500,000 common shares were initially reserved for issuance under the Incentive Plan.

In August 2010, we filed a registration statement on Form S-8 for the purpose of registering 3,500,000 common shares issuable under the Stock Plan under the Securities Act of 1933.

At March 31, 2011 we had 2,862,079 shares remaining under the combination of the 2003 Consultant Stock Plan and the 2010 Stock Incentive Plan. We had issued the remaining 1,250,649 shares available under the 2003 Consultant Stock Plan and 637,921 shares available under the 2010 Stock Incentive Plan.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

COMMON STOCK

Fiscal Year Ended March 31, 2010:

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

In the fiscal year ended March 31, 2010, we issued 8,429,748 shares of stock to holders of convertible notes payable to convert $1,631,596 of principal and related accrued interest to equity. The average conversion price was approximately $0.19 per share. These shares were issued to accredited investors.

In the fiscal year ended March 31, 2010, we issued 2,496,261 shares of stock to service providers for services valued at $648,522 based upon the fair value of the shares issued. The services were for regulatory affairs, corporate communications, business development and financial consulting. The average issuance price was approximately $0.26 per share.

In June 2009, we committed to issue 4,000,000 shares of restricted common stock, to Mr. Joyce at a price per share of $0.24, to begin vesting in equal installments over a thirty six month period commencing June 30, 2010. As of June 29, 2011, Mr. Joyce has accepted 675,000 of such shares.

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

Fiscal Year Ended March 31, 2011:

During the fiscal year ended March 31, 2011, we issued 1,844,903 shares of restricted stock under warrant exercises by an accredited investor in exchange for cash proceeds of $320,433. As an inducement to this warrant holder, we agreed to issue to him 1,599,348 replacement warrants on the same terms as 1,599,348 of the warrants that he exercised and to reduce the purchase price to a current market price on the other 245,555 warrants.

During the fiscal year ended March 31, 2011, we issued 8,857,408 shares of restricted common stock in exchange for the conversion of principal and interest of several notes payable and convertible notes payable in an aggregate amount of $1,631,805 at an average conversion price of $0.18 per share based upon the conversion formulae in the respective notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

On August 2, 2010, we filed a registration statement on Form S-8 for the purpose of registering under the Securities Act of 1933 the 4,000,000 common shares underlying the restricted stock grant to our CEO.

Additionally on August 2, 2010, we registered 13,416,060 shares underlying our then outstanding stock options through the filing of a Form S-8 Registration Statement.

During the fiscal year ended March 31, 2011, we issued 2,236,389 shares of stock to service providers for services valued at $569,985 based upon the fair value of the shares issued. Of that aggregate number, 1,622,266 shares of common stock were issued to consultants pursuant to our S-8 registration statements covering our Amended and Restated 2003 Consultant Stock Plan or 2010 Stock Incentive Plan for services valued at $379,190 based upon the fair value of the shares issued.  The services were for regulatory, affairs, corporate communications and business development. The average issuance price on the S-8 issuances was approximately $0.27 per share. Additionally, we issued 614,123 restricted shares of common stock to services providers for investor relations or advisory services valued at $190,795 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.31 per share.

In June 2010, we issued 1,586,040 shares of restricted common stock and 1,586,040 warrants to purchase our common stock at a price of $0.20 per share to the holders of our Amended and Restated Series A 12% Convertible Notes as a Unit payment of accrued and prepaid interest and liquidated damages (see Note 5). That aggregate amount included an issuance of 31,040 shares of restricted common stock and 31,040 warrants to purchase our common stock at a price of $0.20 per share to the law firm representing the holders of our Amended and Restated Series A 12% Convertible Notes.

In December 2010, we issued 600,000 shares of common stock to our CEO in connection with the restricted share incentive agreement that he received in June 2009.

In January 2011, we issued 78,767 shares of restricted common stock as a patent license payment valued at $11,500.

In the fiscal year ended March 31, 2011 we issued 350,346 shares of stock to  consultants as compensation under stock-based compensation expense for services valued at $87,091 based upon the fair value of the shares issued. Of that aggregate amount, 278,804 shares of common stock were issued to pursuant to our S-8 registration statements covering our Amended and Restated 2003 Consultant Stock Plan or 2010 Stock Incentive Plan for corporate communication services valued at $67,091 based upon the fair value of the shares issued. The average issuance price on the S-8 issuances was approximately $0.24 per share. Additionally, we issued 71,542 restricted shares of common stock to those consultants for investor relations services valued at $20,000 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.28 per share.

WARRANTS

Fiscal Year Ended March 31, 2010:

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

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

In August 2009, we issued two convertible promissory notes in the principal amount of $338,250 to two accredited investors. These notes are convertible into shares of our common stock at a price per share that is equal to the lesser of (i) $0.25, or (ii) the average of the closing bid prices of the common stock for the three days immediately preceding the conversion date, subject in any case to a floor of $0.15 per share. The investors also received warrants to purchase 676,500 shares of our common stock at an exercise price of $0.50 per share. See JULY & AUGUST 2009 10% CONVERTIBLE NOTES in note 5.

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

Fiscal Year Ended March 31, 2011:

In April 2010, we entered into a one year consulting agreement with an individual for media relations services. We agreed to pay the consultant 22,727 warrants to purchase our common stock at a fixed exercise price of $0.33 per share on a monthly basis. The agreement values these warrant issuances at $5,000 per month. Through March 31, 2011, we have recorded warrants to purchase 249,997 shares of our stock per this agreement.

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

In June 2010, we issued 1,586,040 shares of restricted common stock and 2,981,598 warrants to purchase our common stock at a price of $0.20 per share to the holders of our Amended and Restated Series A 12% Convertible Notes and to their law firm.  1,586,040 of those warrants were issued as a Unit payment of accrued and prepaid interest and liquidated damages (see Note 5).

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

In September 2010, we entered into a Subscription Agreement with three accredited investors (the “Purchasers”) providing for the issuance and sale of convertible promissory notes and corresponding warrants in the aggregate principal amount of $1,430,000. The initial closing under the Subscription Agreement resulted in the issuance and sale of (i) convertible promissory notes in the aggregate principal amount of $743,600, (ii) five-year warrants to purchase an aggregate of 3,718,000 shares of our common stock at an exercise price of $0.31125 per share, and (iii) five-year warrants to purchase an aggregate of 3,718,000 shares of our common stock at an exercise price of $0.43575 per share.

In November 2010, as part of a settlement agreement involving our February 2010 Convertible Note(see Note 5) we issued warrants to purchase 2,727,272 shares of common stock in exchange for the return and cancellation of a warrant to purchase 660,000 shares of common stock.

In November 2010, five noteholders of our May & June 2009 10% Convertible Notes (see Note 5) elected to convert $100,000 of principal and $15,039 of accrued interest to common stock at the agreed conversion price of $0.20 per share.  As a result of those conversions, we issued those noteholders warrants to purchase 500,000 shares of common stock at the agreed exercise price of $0.20 per share.

A summary of the aggregate warrant activity for the years ended March 31, 2011 and 2010 is presented below:

	Year Ended March 31,
	2011		2010
		Weighted		Weighted
		Average Exercise		Average Exercise
	Warrants	Price	Warrants	Price
Outstanding, beginning of year	25,987,465	$0.31	19,193,965	$0.29
Granted	19,430,579	$0.28	8,489,863	$0.28
Exercised	(2,344,903)	$0.22	(655,556)	$0.19
Cancelled/Forfeited	(4,397,972)	$0.46	(1,040,807)	$0.82
Outstanding, end of year	38,675,169	$0.26	25,987,465	$0.31
Exercisable, end of year	38,675,169	$0.26	25,987,465	$0.31
Weighted average estimated fair
value of warrants granted		$0.28		$0.22

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models:

Years Ended March 31,
	2011	2010
Risk free interest rate	0.12%-2.58%	1.28%-2.58%
Average expected life	0.13 to 5 years	2 to 5 years
Expected volatility	42.0% - 115.1%	78.8% - 96.28%
Expected dividends	None	None

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The detail of the warrants outstanding and exercisable as of March 31, 2011 is as follows:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price
$0.15 - $0.19	6,576,404	2.89	$0.16	6,576,404	$0.16
$0.20 - $0.33	26,800,565	2.58	$0.23	26,800,565	$0.23
$0.34 - $0.50	5,298,200	3.05	$0.45	5,298,200	$0.45
	38,675,169			38,675,169

Options

At March 31, 2011 we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors under the 2005 Directors Compensation Program. Of the options issued to employee-directors, 867,175 had expired. Of the options issued to outside directors, 514,550 options had expired or been forfeited, 250,000 options had been exercised and 3,671,550 options remain outstanding.

From time to time, our Board of Directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

In August 2000, we adopted the 2000 Stock Option Plan ("Stock Option Plan"), which was approved by its stockholders in September 2000. The Stock Option Plan provides for the issuance of up to 500,000 options to purchase shares of common stock. Such options can be incentive options or nonstatutory options, and may be granted to employees, directors and consultants. The Stock Option Plan has limits as to the eligibility of those stockholders who own more than 10% of our stock, as defined. The options granted pursuant to the Stock Option Plan may have exercise prices of no less than 100% of fair market value of our common stock at the date of grant (incentive options), or no less than 75% of fair market value of such stock at the date of grant (nonstatutory). At March 31, 2011, we had granted 47,500 options under the 2000 Stock Option Plan of which All 47,500 have been forfeited and also granted 10,000 shares to employees under the plan, with 457,500 available for future issuance.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

This option extension resulted in an additional charge of $491,377 in the fiscal year ended March 31, 2011 based upon the change in the fair value resulting from the extension to the term of the options based upon the binomial lattice option valuation model.

On September 27, 2010, our Board of Directors granted the following stock options, all with an exercise price of $0.25 per share, the closing price of our common stock on that date:

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

The following is a summary of the stock options outstanding at March 31, 2011 and 2010 and the changes during the two years then ended:

	Year Ended March 31,
	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of year	13,416,060	$0.37	14,489,060	$0.37
Granted	6,550,000	$0.25	--	$--
Exercised	--	$--	--	$--
Cancelled/Forfeited	(32,500)	$2.65	(1,073,000)	$0.38
Outstanding, end of year	19,933,560	$0.32	13,416,060	$0.37
Exercisable, end of year	15,558,560	$0.34	11,716,060	$0.37
Weighted average estimated fair value of options granted		$0.23		$--

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to stock options utilizing the Binomial Lattice option pricing model for the years ended March 31, 2011 and March 31, 2010:

	Years Ended March 31,
	2011	2010
Risk free interest rate	0.64%-0.66%	2.08%
Average expected life	10.0 years	3.8 years
Expected volatility	113.12%-114.72%	96%
Expected dividends	None	None

The detail of the options outstanding and exercisable as of March 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price
$0.21 - $0.25	11,407,143	8.15 years	$0.24	7,382,143	$0.23
$0.36 - $0.41	8,221,550	4.58 years	$0.38	7,871,550	$0.36
$1.78 - $2.25	304,867	0.88 years	$1.96	304,867	$1.96
	19,933,560			15,558,560

We recorded stock-based compensation expense related to share issuances and to options granted outside of our Stock Option Plan totaling $1,823,946 and $504,933 for the fiscal years ended March 31, 2011 and 2010, respectively. These expenses were recorded as stock compensation included in payroll and related expenses in the accompanying consolidated statement of operations for the years ended March 31, 2011 and 2010.

Our total stock-based compensation for fiscal year ended March 31, 2011 includes the following:

Incremental fair value of option modifications	$491,377
Vesting of restricted stock grant	322,222
Direct stock grants to consultant	87,091
Vesting of stock options	961,340
Total Stock-Based Compensation	$1,862,030

As of March 31, 2011, we had $1,474,517 of remaining unrecognized stock option expense, which is expected to be recognized over a weighted average remaining vesting period of 1.65 years.

On March 31, 2011, our stock options had an intrinsic value of approximately $4,035,000 (comparing the closing price of our stock on that date of $0.12 per share to the weighted average exercise price of our stock options).

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

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

8. ACCRUED LIQUIDATED DAMAGES

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

We have entered into registration payment arrangements in connection with certain financing arrangements, pursuant to which we raised an approximate aggregate amount of $2,020,000, that require us to register the shares of common stock underlying the convertible debt and warrants issued in these financing transactions. Under these agreements we are liable for liquidated damages to the investors if we fail to file and/or maintain effective registration statements covering the specified underlying shares of common stock as noted below:

•
With respect to a $1,000,000 financing agreement – damages accrue at a rate of 1% - 1.5% per month until such time as the underlying shares of common stock would have been eligible for sale under Rule 144.

•	With respect to financing agreements totaling $715,000 – damages accruing at a rate of 2% per month, subject to an aggregate maximum liquidated damages amount of $150,000.

•
With respect to equity investments totaling $305,000 – damages accruing at a rate of 2% per month until the expiration dates of warrants issued in connection with this financing, which range from December 31,2010 through February 8, 2011 and are payable in common stock.

Since we have either failed to file, or failed to maintain the registration obligations under these agreements, as of March 31, 2011 we have accrued estimated aggregate liquidated damages of $437,800 in connection with the liquidated damage provisions of these agreements, which we believe represents our maximum exposure under these provisions.  Accordingly, we do not expect to accrue any further liquidated damages in connection with these agreements.  The actual amount of liquidated damages paid, if any, may differ from our estimates as it is our intention to negotiate with the investors the settlement of liquidated damages due and, as such, the ultimate amounts we may actually pay may be less than the amount currently accrued.

9. OTHER CURRENT LIABILITIES

At March 31, 2011 and 2010, other current liabilities were comprised of the following items:

	March 31,	March 31,
	2011	2010
Accrued interest	$525,336	$452,339
Accrued legal fees	179,465	236,902
Other accrued liabilities	99,585	77,699
Total other current liabilities	$804,386	$766,940

10. INCOME TAXES

On July 13, 2006, the FASB issued FIN 48, subsequently codified in ASC 740, Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of ASC 740 relating to uncertain tax provisions on April 1, 2007, and have commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of March 31, 2011 or March 31, 2010. As of March 31, 2011, we have not yet completed our analysis of the deferred tax assets relating to federal and state net operating losses of $29.8m and $27m, respectively, and we believe that it is more likely than not that an ownership change may have occurred. As such, this amount and the offsetting valuation allowance have been removed from our deferred tax assets. We plan to complete a Section 382 analysis regarding the limitation of the net operating loss prior to utilizing any net operating losses.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

We are subject to taxation in the U.S. and state jurisdictions. Our tax years for 2007 and forward are subject to examination by the U.S. and 2006 and forward by California tax authorities due to the carryforward of unutilized net operating losses. We are currently not under examination by any taxing authorities.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended March 31, 2011, we did not recognize any interest or penalties relating to tax matters. Upon adoption of ASC 740 on April 1, 2007, we did not record any interest or penalties.

At March 31, 2011, we had net deferred tax assets of approximately $6.7 million. These deferred tax assets are primarily composed of capitalized research and development costs and other accruals. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

Significant components of our net deferred tax assets at March 31, 2011 are shown below (in thousands). A valuation allowance of $6.7 million has been established to offset the net deferred tax assets as of March 31, 2011, as realization of such assets is uncertain.

	YEAR ENDED MARCH 31,
	2011	2010

Deferred tax assets:
Capitalized research and development	$3,442	$3,445
Other	3,340	1,301
Total deferred tax assets	6,782	4,746

Total deferred tax liabilities	--	--

Net deferred tax assets	6,782	4,746
Valuation allowance for deferred tax assets	(6,782)	(4,746)

Net deferred tax assets	$--	$--

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at March 31, 2011, due to the following (in thousands):

	2011	2010

Federal income taxes at 34%	$(1,941)	$(1,539)
State income tax, net of federal benefit	(333)	(265)
Tax effect on non-deductible expenses and credits	(1,762)	(70)
Increase in valuation allowance	4,036	1,874
	$--	$--
_______________________
Pursuant to Internal Revenue Code Sections 382, use of our net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

LEASE COMMITMENTS

We currently rent approximately 2,300 square feet of executive office space at 8910 University Center Lane, Suite 660, San Diego, CA 92122 at the rate of $6,256 per month on a four year lease that expires in September 2013. We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $2,084 per month on a two year lease that expires in October 2011.

Rent expense approximated $102,000 and $96,000 for the fiscal years ended March 31, 2011 and 2010, respectively. Our commitments under the rent agreements for the next four fiscal years are as follows:

OPERATING LEASE COMMITMENTS

	FISCAL YEAR ENDED MARCH 31,
	2012	2013	2014	2015
8910 University Center Lane, Suite 660, San Diego, CA 92122 office lease	$76,388	$79,062	$40,211	$--

11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 office lease	14,586	-	-	--
Total Lease Commitments	$90,974	$79,062	$40,211	$--

We sublet a portion of the Sorrento Valley Road location for $500 per month to an independent third party under a month to month sublease. We record this sub rental income as an offset to our general and administrative expenses.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

LITIGATION

We may be involved from time to time in various claims, lawsuits, disputes with third parties or breach of contract actions incidental to the normal course of business operations. Except as set forth below, we are currently not involved in any such litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

On June 23, 2011, a complaint was filed in the Superior Court of California, San Diego County entitled John Barsall v. Aethlon Medical, Inc. We have not yet been served with a copy of the complaint. We believe that the case relates to two Subscription Agreements and two 10% Convertible Promissory Notes issued to Mr. Barsall on June 19, 2009 and June 30, 2009 in the aggregate principal amount of $200,000 (the “Barsall Notes”). The Barsall Notes matured on December 31, 2010 and payment on the Barsall Notes has not been made. If and when we are properly served with a copy of the complaint, we will determine what actions to take in response to the complaint.

12. NOTE RECEIVABLE

In February 2010, we received a full recourse secured promissory note ("Investor Note") in the amount of $300,000 in connection with the issuance by us of a $660,000 principal amount 10% convertible promissory note to one accredited investor (See Note 5). The Investor Note bore interest payable to us at five percent per annum and had a maturity date of April 1, 2011. We recognized interest income on the Investor Note as it was earned under the terms of the note.

At March 31, 2010, we had accrued interest income relating to the Investor Note of $1,932.

In November 2010, the investor paid the balance of the $300,000 note receivable and related accrued interest income.

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

In February 2011, the investor paid the initial $200,000 amount to us along with related accrued interest of $5,945.  At March 31, 2011, we had accrued interest income of $7,096 relating to the remaining $200,000 outstanding note receivable.

13. FAIR VALUE MEASUREMENTS

We follow FASB ASC 820, "FAIR VALUE MEASUREMENTS AND DISCLOSURES" (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The guidance applies to our derivative liabilities.

ASC 820 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories: We measure the fair value of applicable financial and non-financial assets based on the following fair value hierarchy:

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

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The fair value of our recorded derivative liabilities is determined based on unobservable inputs that are not corroborated by market data, which is a Level 3 classification. We record derivative liabilities on our balance sheet at fair value with changes in fair value recorded in our consolidated statements of operations.

Fair Value Measurements at Reporting Date Using

		Quoted Prices	Significant
		in	Other
		Active Markets for	Observable	Significant
	March 31,	Identical Assets	Inputs	Unobservable
Description	2011	(Level 1)	(Level 2)	Inputs (Level 3)
Derivative Liabilities	$--	$--	$--	$2,002,896
Total Assets	$--	$--	$--	$2,002,896

Prior to the third fiscal quarter ended December 31, 2010 (“Q3 2011”), the fair value estimate relating to an aggregate of 25,066,944 warrants classified as derivative liabilities had been based on a Black-Scholes valuation model.  During Q3 2011, we changed to a binomial lattice model for valuation of these warrants as we determined that use of a binomial lattice model was more representative of fair value in the circumstances. In accordance with accounting guidance in ASC 820-10, Fair Value Measurements and Disclosures, this was accounted for as a change in accounting estimate.

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our February 2010 note restructurings, our Amended and Restated 12% Series A Convertible Promissory Notes, our July and August 2009 convertible notes, our July 2010 convertible note and our September 2010 convertible notes and with respect to warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Fiscal Year Ended March 31, 2011
Risk free interest rate	0.12% - 2.58%
Average expected life	0.13 - 5 years
Expected volatility	42.0% - 115.1%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the year ended March 31, 2011:

			Change in
			estimated fair
		Recorded	value recognized
	April 1,	New Derivative	in results	March 31,
	2010	Liabilities	of operations	2011

Derivative liabilities	$ 1,054,716	$ 7,027,952	($ 6,079,772)	$2,002,896

The fair value of derivative liabilities that we recorded in the fiscal year ended March 2011 was related to the restructuring of the Amended and Restated Convertible Notes and to the restructurings of our February 2010 Convertible Note and to the embedded derivatives and associated warrants related to a number of our convertible note offerings (see Note 5) and was based upon an independent valuation report.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the year ended March 31, 2010:

			Change in
			estimated fair
		Recorded	value recognized
	April 1,	New Derivative	in results	March 31,
	2009	Liabilities	of operations	2010

Derivative liabilities	$ --	$ 1,233,439	($ 178,723)	$1,054,716

The fair value of derivative liabilities that we recorded in the fiscal year ended March 2010 was related to the restructuring of the Amended and Restated Convertible Notes and to the embedded derivatives and associated warrants related to a number of our convertible note offerings (see Note 5) and was based upon an independent valuation report.

14. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal year ended March 31, 2011, we recorded the following unusual or infrequently occurring items or adjustments that were deemed to be material to the fourth quarter results:

•	A gain of $3,980,818 relating to the change in fair value of derivative liabilities.
•	A charge of $378,850 relating to the acceleration of debt discount amortization in connection with the conversion of underlying convertible debt.

•	Reduction of accrued liquidated damages of $242,200.

During the fourth quarter of fiscal year ended March 31, 2010, we recorded the following unusual or infrequently occurring items or adjustments that were deemed to be material to the fourth quarter results:

•
An increase in derivative liabilities of $478,476 based on the classification of the embedded conversion feature and warrants associated with the February 2010 10% convertible debt agreement as derivative liabilities.

•	A gain on the write off of the conversion options classified as derivative liabilities of $200,645 as a result of the conversion of the related convertible note.

15. SUBSEQUENT EVENTS

In April 2011, the investor paid the final $200,000 note receivable to us along with related accrued interest of $7,863.

In April 2011, we entered into a Subscription Agreement with two accredited investors (the “Purchasers”) providing for the issuance and sale of convertible promissory notes and corresponding warrants in the aggregate principal amount of $385,000. The closing under the Subscription Agreement resulted in the issuance and sale by us of (i) convertible promissory notes in the aggregate principal amount of $385,000, (ii) five-year warrants to purchase an aggregate of 4,004,000 shares of our common stock at an exercise price of $0.125 per share, and (iii) five-year warrants to purchase an aggregate of 4,004,000 shares of our common stock at an exercise price of $0.175 per share. The convertible promissory notes bear interest compounded monthly at the annual rate of ten percent (10%) and mature on April 1, 2012.  The aggregate gross cash proceeds to us $350,000, the balance of the principal amount representing a due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of common stock of the Registrant at a price per share equal to eighty percent (80%) of the average of the three lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market on which the common stock trades or is quoted for the ten (10) trading days preceding the proposed conversion date. Subject to adjustment as described in the notes, the conversion price may not be more than $0.20 nor less than $0.10. There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

In addition, we issued (i) five-year warrants to purchase an aggregate of 812,500 shares of our common stock at an exercise price of $0.125 per share, and (iii) five-year warrants to purchase an aggregate of 812,500 shares of our common stock at an exercise price of $0.175 per share to the Purchasers. These warrants were issued as an antidilution adjustment under certain common stock purchase warrants held by Purchasers that were acquired us in September 2010.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

During the period April 1, 2011 through June 29, 2011, we issued 14,136,647 shares of restricted common stock in exchange for the partial or full conversion of principal and interest of several convertible notes payable in an aggregate amount of $1,195,802 at an average conversion price of $0.08 per share based upon the conversion formulae in the respective notes.

During the period April 1, 2011 through June 29, 2011, we issued 1,826,554 shares of stock to service providers for services valued at $345,371 based upon the fair value of the shares issued. Of that aggregate number, 1,399,013 shares of common stock were issued to consultants pursuant to our S-8 registration statements covering our Amended and Restated 2003 Consultant Stock Plan or 2010 Stock Incentive Plan for services valued at $277,871 based upon the fair value of the shares issued. The services were for regulatory affairs and corporate communications.  The average issuance price on the S-8 issuances was approximately $0.20 per share. Additionally, we issued 427,541 restricted shares of common stock to service providers for investor relations valued at $67,500 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.16 per share.

During the period April 1, 2011 through June 29, 2011, we issued 75,000 shares of common stock to our CEO in connection with the restricted share incentive agreement that he received in June 2009.

During the period April 1, 2011 through June 29, 2011, we issued 3,699,914 shares of restricted common stock related to net warrant exercises.

In April 2011, we entered into a consulting agreement with a consultant to provide media relations services. The term of the agreement is six months and it calls for monthly payments of $2,500 and 10,000 restricted shares of our common stock.

In April 2011, we entered into an investor relations agreement with Lippert/Heilshorn & Associates, Inc. The term of the agreement is four months and it expires on August 31, 2011 unless extended. The agreement calls for a monthly fee of $10,000.

In May 2011, we agreed to modify three warrants held by an institutional investor as the result of antidilution protection. Gemini warrant modification

In May 2011, our Board ratified a six month consulting agreement with a consultant to provide public relations and corporate communications services. We agreed to pay the consultant a monthly fee of $1,500 in cash and a one-time stock-based payment of six months’ worth of shares based upon a rate of $5,000 per month, or a total of $30,000, to be paid in restricted stock. Based upon the closing price of the date of the approval by our Board, the one-time restricted share payment was in the amount of 200,000 restricted shares.

In June 2011, we entered into an advisory and investment banking services agreement with Maxim Group LLC (“Maxim”). The agreement calls for a monthly fee of $10,000 paid by us to Maxim and the agreement may be terminated by either party on 30 days’ notice after August 1, 2011. Maxim will retain the right to act as lead book manager for any capital raises by us for a six month period following the termination of the agreement conditioned upon Maxim having raised a minimum of $4 million of gross proceeds for us during the term of the agreement.

On June 28, 2011, we entered into a Termination Agreement with Tonaquint, Inc. (see Note 5) that eliminates a minimum of 10.8 million shares of common stock that would have been issuable under the warrant exercise formula. Both parties agreed to terminate the warrant to prevent continuing dilution of our common stock and to eliminate confusion or disagreement as to the number of shares of common stock available for issuance under the warrant in the future. Accordingly, under the Termination Agreement we issued 3,599,913 shares of common stock upon the final exercise of the warrant, whereupon the warrant was terminated and is of no further force or effect. The Termination Agreement also provides for a "Common Stock Sale Limitation" on all of our common stock held by Tonaquint, Inc. Under the "Common Stock Sale Limitation", the daily limitation on the number of shares of common stock which Tonaquint, Inc. may sell into the market on any trading day is limited to the greater of (i) $5,000 of sales amount, or (ii) 10% of the Average Daily Volume of our common stock sold on the Over The Counter Bulletin Board, where the Average Daily Volume shall mean the average daily volume for the prior three month period as reported on each trading day on Yahoo Finance with respect to our common stock. Under the terms of the Termination Agreement, Tonaquint, Inc. has waived and released us from any obligation to pay or perform, any fees, penalties, costs, or assessments that were or are due, or would have become due, under the convertible note, the warrant and the note purchase agreement. In consideration of the termination of the warrant, we agreed to issue an unsecured non-convertible promissory note (the "New Note") in the principal amount of $360,185, which provides for annual interest at a rate of 6%, payable monthly in either cash or our stock, at our option. The New Note has a maturity date of April 30, 2012.