Form 10-Q
period 2011-06-30
AETHLON MEDICAL INC
filed 2011-08-22
CIK 882291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐    NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

As of August 18, 2011, the registrant had outstanding 100,071,835 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	CONDENSED CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2011 (UNAUDITED) AND MARCH 31, 2011	3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2011 (UNAUDITED)	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH JUNE 30, 2011 (UNAUDITED)	5

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4.	CONTROLS AND PROCEDURES	26

PART II.	OTHER INFORMATION	27

ITEM 1.	LEGAL PROCEEDINGS	27

ITEM 1A.	RISK FACTORS	27

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	27

ITEM 4.	(REMOVED AND RESERVED)	27

ITEM 5.	OTHER INFORMATION	27

ITEM 6.	EXHIBITS	28

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets
Cash	$13,417	$15,704
Deferred financing costs	109,534	157,732
Note receivable	--	200,000
Interest receivable	--	7,096
Prepaid expenses and other current assets	45,227	29,711
Total current assets	168,178	410,243

Property and equipment, net	6,997	7,785
Patents and patents pending, net	137,690	139,981
Deposits	9,210	9,210
Total assets	$322,075	$567,219

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$331,403	$308,413
Due to related parties	656,737	617,570
Notes payable	550,186	190,000
Convertible notes payable, net of discounts	1,996,124	2,181,852
Derivative liabilities	2,221,224	2,002,896
Accrued liquidated damages	437,800	437,800
Other current liabilities	834,122	804,386
Total current liabilities	7,027,596	6,542,917

Commitments and Contingencies (Note 12)

Stockholders' Deficit
Common stock, par value $0.001 per share; 250,000,000 shares authorized as of June 30, 2010 and March 31, 2011; 97,237,098 and 77,467,361 shares issued and outstanding as of June 30, 2011 and March 31, 2011, respectively	97,240	77,469
Additional paid-in capital	44,255,086	42,418,778
Deficit accumulated during development stage	(51,057,847)	(48,471,945)
Total stockholders’ deficit	(6,705,521)	(5,975,698)
Total liabilities and stockholders' deficit	$322,075	$567,219

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2011 and 2010 and
For the Period January 31, 1984 (Inception) Through June 30, 2011
(Unaudited)

			January 31, 1984
	Three Months	Three Months	(Inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011
REVENUES

Grant income	$--	$--	$1,424,012
Subcontract income	--	--	73,746
Sale of research and development	--	--	35,810
	--	--	1,533,568
OPERATING EXPENSES

Professional fees	368,194	178,916	10,360,836
Payroll and related	549,933	882,603	15,836,646
General and administrative	114,353	100,788	7,057,273
Impairment	--	--	1,313,253
Total operating expenses	1,032,480	1,162,307	34,568,008
OPERATING LOSS	(1,032,480)	(1,162,307)	(33,034,440)

OTHER EXPENSE (INCOME)
Loss on extinguishment of debt	--	2,226,924	6,606,225
Loss on settlement of accrued interest and damages	--	68,703	410,687
Gain on change in fair value of derivative liability	(491,827)	(543,122)	(5,128,704)
Interest and other debt expenses	1,685,914	586,167	15,556,337
Interest income	(851)	(5,714)	(47,687)
Other	360,185	--	626,549
Total other expenses	1,553,421	2,332,958	18,023,407
NET LOSS	$(2,585,901)	$(3,495,265)	$(51,057,847)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	87,841,915	64,396,357

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2011 and 2010 and
For the Period January 31, 1984 (Inception) Through June 30, 2011
(Unaudited)

			January 31, 1984
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(2,585,901)	$(3,495,265)	$(51,057,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,814	4,674	1,082,793
Amortization of deferred consulting fees	--	--	109,000
Loss on settlement of accrued interest and damages	--	68,703	1,037,951
Gain on sale of property and equipment	--	--	(13,065)
Gain on settlement of debt	--	--	(131,175)
Loss on settlement of accrued legal liabilities	--	--	142,245
Stock based compensation	224,031	617,503	4,273,770
Legal fees paid through the issuance of convertible debt	--	63,412	63,412
Fair market value of common shares donated to research institute	--	--	25,000
Loss on debt extinguishment	--	2,226,924	5,978,865
Fair market value of warrants issued in connection with accounts payable and debt	--	--	2,715,736
Fair market value of conditional warrants that subsequently were issued	--	--	106,201
Non cash interest expense	538,736	--	1,791,425
Liquidated damages	--	--	685,800
Fair market value of common stock, warrants and options issued for services	207,263	144,764	5,551,963
Change in fair value of derivative liabilities	(491,827)	(543,122)	(5,252,923)
Issuance of note in convertible note termination	360,186	--	360,186
Patent license fees paid in stock	--	--	45,250
Amortization of debt discount and deferred financing costs	1,043,963	417,689	7,697,428
Impairment of intangible assets	--	--	1,313,253
Deferred compensation forgiven	--	--	217,223
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(15,516)	(244)	203,404
Interest receivable	7,096	(2,242)	(9,210)
Accounts payable and other current liabilities	127,436	135,122	3,101,249
Due to related parties	39,167	--	1,307,550
Net cash used in operating activities	(540,552)	(362,082)	(18,654,516)

Cash flows from investing activities:
Purchases of property and equipment	(1,735)	(875)	(294,194)
Additions to patents and patents pending	--	--	(407,235)
Proceeds from the sale of property and equipment	--	--	17,065
Cash of acquired company	--	--	10,728
Net cash used in investing activities	(1,735)	(875)	(673,636)

Cash flows from financing activities:
Proceeds from the issuance of notes payable	--	--	2,350,000
Principal repayments of notes payable	--	--	(376,500)
Net proceeds from the issuance of convertible notes payable	340,000	75,000	5,991,265
Proceeds from the issuance of common stock	--	283,600	10,753,535
Proceeds from collection of secured notes receivable	200,000	--	700,000
Professional fees related to registration statement	--	--	(76,731)
Net cash provided by financing activities	540,000	358,600	19,341,569

Net (decrease) increase in cash	(2,287)	(4,357)	13,417

Cash at beginning of period	15,704	67,950	--

Cash at end of period	$13,417	$63,593	$13,417

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Three Months Ended June 30, 2011 and 2010 and
For the Period January 31, 1984 (Inception) Through June 30, 2011
(Unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	January 31, 1984 (Inception) Through June 30, 2011
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$--	$--	$266,975

Income taxes	$--	$--	$13,346

Supplemental disclosures of non-cash investing and financing activities:

Derivative liabilities recorded in connection with embedded conversion feature of convertible notes and/or warrants		3,200,961

Debt and accrued interest converted to common stock	1,195,802	385,508	6,355,554

Deferred financing costs recorded in connection with debt restructuring	--	80,054	80,054

Debt discount recorded in connection with beneficial conversion feature of convertible notes and related warrants	400,400	75,000	3,573,329

Issuance of convertible notes in settlement of accrued legal fees	--	228,981	35,469

Reclassification of accounts payable to notes payable	--	--	24,001

Reclassification of warrant derivative liability into equity	34,736	--	453,928

Additional convertible debt issued in debt restructuring	--	--	573,211

Stock option exercise by director for accrued expenses	--	--	95,000

Issuance of common stock, warrants and options in settlement of accrued expenses and due to related parties	--	--	1,003,273

Issuance of common stock in connection with acquisition of patent pending and with license agreements	--	--	118,000

Net assets of entities acquired in exchange for equity securities	--	--	1,597,867

Debt placement fees paid by issuance of warrants	--	--	856,845

Common stock issued for prepaid expenses	--	--	161,537

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2011

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Aethlon Medical, Inc. ("Aethlon", the "Company", "we" or "us") is a medical device company focused on creating innovative devices that address unmet medical needs in cancer, infectious disease and other life-threatening conditions. At the core of our developments is the Aethlon ADAPT™ (Adaptive Dialysis-Like Affinity Platform Technology) system, a medical device platform that converges single or multiple affinity drug agents with advanced plasma membrane technology to create therapeutic filtration devices that selectively remove harmful particles from the entire circulatory system without loss of essential blood components. Approval to embark on human trials is still needed to reach commercial viability of the Hemopurifier® and approval by the U.S. Food and Drug Administration ("FDA"). Successful outcomes of human trials will be required by the regulatory agencies of certain foreign countries where we intend to sell this device. We have submitted an Investigational Device Exemption ("IDE") to the FDA. Some of our patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier(R) treatment technology.

Aethlon is classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP"), and has not generated revenues from its planned principal operations.

Our common stock is quoted on the Over-the-Counter Bulletin Board administered by the Financial Industry Regulatory Authority ("OTCBB") under the symbol "AEMD.OB."

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2011 was derived from our audited financial statements. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2011, which includes audited financial statements and footnotes as of March 31, 2011 and for the years ended March 31, 2011 and 2010 and the period January 31, 1984 (Inception) through March 31, 2011.

NOTE 2. LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately $6,859,000, recurring losses from operations and a deficit accumulated during the development stage of approximately $51,058,000 at June 30, 2011, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. Our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2012 ("fiscal 2012"). Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

We are currently addressing our liquidity needs by exploring investment capital opportunities through the private placement of common stock or issuance of additional debt. We believe that our access to additional capital, together with existing cash resources, will be sufficient to meet our liquidity needs for fiscal 2012. However, no assurance can be given that we will receive any funds in connection with our capital raising efforts.

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

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly-owned subsidiary, Exosome Sciences, Inc., (collectively hereinafter referred to as the "Company" or "Aethlon").  There exist no material intercompany transactions or balances between Aethlon and its subsidiary.

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

The potentially dilutive common shares outstanding for the quarters ended June 30, 2011 and 2010, which include common shares underlying outstanding stock options, warrants and convertible debentures, were 84,156,759 and 55,370,811, respectively.

PATENTS

We capitalize the cost of patents, some of which were acquired, and amortize such costs over the estimated useful life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred research and development expenses during the three month periods ended June 30, 2011 and 2010, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	June 30,	June 30,
	2011	2010
Three months ended	$201,039	$89,865

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's cash, accounts payable and accrued liabilities approximates their estimated fair values due to the short-term maturities of these financial instruments. The fair value of certain convertible notes and related warrants at June 30, 2011 is $2,221,224 based upon a third party valuation report that we commissioned. Warrants classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations.

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

EQUITY INSTRUMENTS FOR SERVICES PROVIDED BY PARTIES OTHER THAN EMPLOYEES

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We believe that no impairment occurred at or during the three months ended June 30, 2011 and 2010.

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, or the Securities and Exchange Commission during the three months ended June 30, 2011 or that were issued in prior periods but do not become effective until future periods that in the opinion of management had, or are expected to have a material impact on our present or future consolidated financial statements.

NOTE 4. NOTES PAYABLE

Principal amounts of notes payable consist of the following at June 30, 2011 and March 31, 2011:

	June 30, 2011	March 31, 2011
12% Notes payable, past due	$185,000	$185,000
10% Note payable, past due	5,000	5,000
Tonaquint Note	360,186	--
Total Notes Payable	$550,186	$190,000

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes").  At June 30, 2011, 12% Notes with a principal balance of $185,000 are outstanding, all of which are past due, in default, and bearing interest at the default rate of 15%. At June 30, 2011, interest payable on the 12% Notes totaled $277,500.

10% NOTES

At June 30, 2011, one 10% Note in the amount of $5,000, which is past due and in default, remained outstanding.  At June 30, 2011, interest payable on this note totaled $5,000.

Management's plans to satisfy the remaining outstanding balance on these 12% and 10% Notes include converting the notes to common stock at market value or repayment with available funds.

TONAQUINT NOTE

On June 28, 2011, we entered into a Termination Agreement with Tonaquint, Inc. (See Note 5) under which both parties agreed that in consideration of the termination of a warrant, the waiving of all fees, penalties, the creation of the selling program and other factors, we agreed to issue an unsecured non-convertible promissory note (the "New Note") in the principal amount of $360,185, which provides for annual interest at a rate of 6%, payable monthly in either cash or our stock, at our option. The New Note has a maturity date of April 30, 2012.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following at June 30, 2011:

		Unamortized	Net
	Principal	Discount	Amount

Amended and Restated Series A 12% Convertible Notes, past due	$900,000	$--	$900,000
2008 10% Convertible Notes, past due	25,000	--	25,000
December 2006 10% Convertible Notes, past due	17,000	--	17,000
May & June 2009 10% Convertible Notes, past due	200,000	--	200,000
July & August 2009 10% Convertible Notes, past due	87,500	--	87,500
October & November 2009 10% Convertible Notes	125,000	--	125,000
February 2010 10% Convertible Note	515,578	--	515,578
April 2010 10% Convertible Note	75,000	(62,149)	12,851
June 2010 12% Convertible Notes, past due	21,189	--	21,189
September 2010 10% Convertible Notes	398,100	(306,119)	91,981
April 2011 10% Convertible Notes	400,400	(400,375)	25
Total - Convertible Notes	$2,764,767	$(768,643)	$1,996,124

Convertible Notes Payable consisted of the following at March 31, 2011:

			Net
	Principal	Discount	Amount
Amended Series A 10% Convertible Notes, past due	$900,000	$--	$900,000
2008 10% Convertible Notes, past due	25,000	--	25,000
December 2006 10% Convertible Notes, past due	17,000	--	17,000
May & June 2009 10% Convertible Notes, past due	200,000	--	200,000
July & August 2009 10% Convertible Notes, past due	87,500	--	87,500
October & November 2009 10% Convertible Notes	205,250	(17,226)	188,024
February 2010 10% Convertible Note	715,578	--	715,578
April 2010 10% Convertible Note	75,000	(73,222)	1,778
June 2010 12% Convertible Notes, past due	21,189	--	21,189
July 2010 6% Convertible Notes	495,343	(494,770)	573
September 2010 10% Convertible Notes	739,200	(713,990)	25,210
Total - Convertible Notes	$3,481,060	$(1,299,208)	$2,181,852

All of the Convertible Notes Payable in the above tables are presently past due or will be due within one year of the June 30, 2011 balance sheet date. As a result, we expect to amortize all of the remaining discounts during the fiscal year ending March 31, 2012.

AMENDED AND RESTATED SERIES A 12% CONVERTIBLE NOTES

In June 2010, we entered into Amended and Restated 12% Series A Convertible Promissory Notes (the "Amended and Restated Notes") with the holders of certain promissory notes previously issued by the Company (“Amended Series A 10% Convertible Notes” or the "Prior Notes"), and all amendments to the Prior Notes.

The Amended and Restated Notes, in the principal amount of $900,000, are convertible into an aggregate of 4,500,000 shares of our common stock subject to antidilution adjustments, including down round price protection,  and matured on December 31, 2010. In connection with the restructuring we paid $54,001 of accrued and default interest through the date of the restructuring, $205,000 in liquidated damages and $54,003 of prepaid interest through the expiration date in the aggregate amount of $313,004 through the issuance of units ("Units") at a fixed rate of $0.20 per Unit, each Unit consisting of one share of our common stock and one common stock purchase warrant to purchase one share of our common stock at a fixed exercise price of $0.20 per share as prescribed in the Amended and Restated Note Agreement.

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

Note Conversion	$4,500,000
Warrants	11,646,125
Total	$16,146,125

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

As of December 31, 2010, the Amended and Restated Notes matured and as of June 30, 2011 are in default.

We have begun discussions with the noteholders regarding an extension to the notes but there can be no assurance that we will be able to do so on terms that we deem acceptable or at all.

At June 30, 2011, interest payable on the Amended and Restated Notes totaled $67,500.

2008 10% CONVERTIBLE NOTES

One 2008 10% Convertible Note in the amount of $25,000 which matured in January 2010 remains outstanding at June 30, 2011. This note is convertible into our common stock at $0.50 per share. During the fiscal year ended March 31, 2011 we agreed to convert the $20,000 principal and related accrued interest of $5,562 of one holder of the 2008 10% Convertible Note into 127,808 shares of common stock based upon a conversion ratio of $0.20 per share rather than at the stated conversion ratio of $0.50 per share. As a result of this change, we recorded a charge of $15,337 as interest expense in the fiscal year ended March 31, 2011.

At June 30, 2011, the remaining $25,000 principal balance was in default and interest payable on the remaining note totaled $8,854.

DECEMBER 2006 10% CONVERTIBLE NOTES

At June 30, 2011, $17,000 of the December 2006 10% Notes remained outstanding and in default. These notes are convertible into our common stock at $0.17 per share. At June 30, 2011, interest payable on those notes totaled $11,333.

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

At June 30, 2011, the remaining principal balance of $200,000 was in default and interest payable on these notes totaled $48,292 (see Note 12).

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

At June 30, 2011, the remaining principal balance of $87,500 was in default and interest payable on those notes totaled $34,208.

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

The following conversions of the October & November 2009 10% Convertible Notes took place during the fiscal years ended March 31, 2011 and 2010:

	Fiscal Year Ended	Fiscal Year Ended
	March 31, 2010	March 31, 2011
Principal converted	$70,000	$175,000
Accrued interest converted	$--	$8,750

The following conversions of the October & November 2009 10% Convertible Notes took place during the three months ended June 30, 2011:

Three Months Ended
June 30, 2011
Principal converted	$80,250
Accrued interest converted	$12,121

Deferred financing costs of $20,250 incurred in connection with this financing were issued in the form of a convertible note with warrants on the same terms as those received by the investors.  We capitalized the $20,250 of deferred financing costs and are amortizing them over the term of the notes using the effective interest method. At June 30, 2011, interest payable on these notes totaled $23,229.

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

As provisions of the Extension Agreement resulted in terms that were deemed to be substantially different from the original terms, the exchange of debt instruments was accounted for as a debt extinguishment and we recorded a loss on extinguishment of debt in the amount of $47,701 in the fiscal year ended March 31, 2011 as shown below:

Reacquisition price	$773,582
Less carrying value of notes and related instruments	(725,881)
Loss on extinguishment	$47,701

The following conversions of the February 2010 10% Convertible Note have taken place during the three months ended June 30, 2011:

Three Months Ended
June 30, 2011
Principal converted	$200,000
Accrued interest converted	$4,319

At June 30, 2011, interest payable on this Note totaled $20,129.

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

At June 30, 2011, the interest payable on this note totaled $8,938.

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

At June 30, 2011, the remaining outstanding principal balance of $21,189 was in default and interest payable on this note totaled $1,430.

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

On June 28, 2011, we entered into a Termination Agreement with Tonaquint, Inc. under which both parties agreed to terminate the warrant to prevent continuing dilution of our common stock and to eliminate confusion or disagreement as to the number of shares of common stock available for issuance under the warrant in the future. Accordingly, under the Termination Agreement we issued 3,599,913 shares of common stock upon the final exercise of the warrant, whereupon the warrant was terminated and is of no further force or effect. The Termination Agreement also provides for a "Common Stock Sale Limitation" on all of our common stock held by Tonaquint, Inc. Under the "Common Stock Sale Limitation", the daily limitation on the number of shares of common stock which Tonaquint, Inc. may sell into the market on any trading day is limited to the greater of (i) $5,000 of sales amount, or (ii) 10% of the Average Daily Volume of our common stock sold on the Over The Counter Bulletin Board, where the Average Daily Volume shall mean the average daily volume for the prior three month period as reported on each trading day on Yahoo Finance with respect to our common stock. Under the terms of the Termination Agreement, Tonaquint, Inc. has waived and released us from any obligation to pay or perform, any fees, penalties, costs, or assessments that were or are due, or would have become due, under the convertible note, the warrant and the note purchase agreement. In consideration of the termination of the warrant, the waiving of all fees, penalties, the creation of the selling program and other factors, we agreed to issue an unsecured non-convertible promissory note (the "New Note") in the principal amount of $360,185, which provides for annual interest at a rate of 6%, payable monthly in either cash or our stock, at our option. The New Note has a maturity date of April 30, 2012.

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

The following conversions of the September 2010 10% Convertible Note have taken place during the three months ended June 30, 2011:

Three Months Ended
June 30, 2011
Principal converted	$345,500
Accrued interest converted	$19,255

At June 30, 2011, interest payable on these notes totaled $36,149.

APRIL 2011 10% CONVERTIBLE NOTES

In April 2011, we entered into a Subscription Agreement with two accredited investors (the “Purchasers”) providing for the issuance and sale of convertible promissory notes and corresponding warrants in the aggregate principal amount of $385,000. The closing under the Subscription Agreement resulted in the issuance and sale by us of (i) convertible promissory notes in the aggregate principal amount of $385,000, (ii) five-year warrants to purchase an aggregate of 4,004,000 shares of our common stock at an exercise price of $0.125 per share, and (iii) five-year warrants to purchase an aggregate of 4,004,000 shares of our common stock at an exercise price of $0.175 per share. The convertible promissory notes bear interest compounded monthly at the annual rate of ten percent (10%) and mature on April 1, 2012.  The aggregate gross cash proceeds to us were $350,000, the balance of the principal amount representing a due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of common stock of the Registrant at a price per share equal to eighty percent (80%) of the average of the three lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market on which the common stock trades or is quoted for the ten (10) trading days preceding the proposed conversion date. Subject to adjustment as described in the notes, the conversion price may not be more than $0.20 nor less than $0.10. There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

In addition, we issued (i) five-year warrants to purchase an aggregate of 812,500 shares of our common stock at an exercise price of $0.125 per share, and (iii) five-year warrants to purchase an aggregate of 812,500 shares of our common stock at an exercise price of $0.175 per share to the Purchasers. These warrants were issued as an antidilution adjustment under certain common stock purchase warrants held by Purchasers that were acquired by us in September 2010.

At June 30, 2011, the outstanding principal balance was $400,400 and interest payable on these notes totaled $10,010.

NOTE 6. EQUITY TRANSACTIONS

During the three months ended June 30, 2011, we issued 14,136,647 shares of restricted common stock in exchange for the partial or full conversion of principal and interest of several convertible notes payable in an aggregate amount of $1,195,802 at an average conversion price of $0.08 per share based upon the conversion formulae in the respective notes.

During the three months ended June 30, 2011, we issued 1,858,175 shares of stock to service providers for services valued at $207,263 based upon the fair value of the shares issued. Of that aggregate number, 1,430,634 shares of common stock were issued to consultants pursuant to our S-8 registration statements covering our Amended and Restated 2003 Consultant Stock Plan or 2010 Stock Incentive Plan for services valued at $151,013 based upon the fair value of the shares issued. The services were for regulatory affairs and corporate communications.  The average issuance price on the S-8 issuances was approximately $0.11 per share. Additionally, we issued 427,541 restricted shares of common stock to service providers for investor relations valued at $56,250 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.13 per share.

During the three months ended June 30, 2011, we issued 75,000 shares of common stock to our CEO in connection with the restricted share incentive agreement that he received in June 2009.

During the three months ended June 30, 2011, we issued 3,699,914 shares of restricted common stock related to net warrant exercises.

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

NOTE 7. ACCRUED LIQUIDATED DAMAGES

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

NOTE 8. OTHER CURRENT LIABILITIES

At June 30, 2011 and March 31, 2011, our other current liabilities were comprised of the following items:

	June 30,	March 31,
	2011	2011
Accrued interest	$551,948	$525,336
Accrued legal fees	236,902	236,902
Deferred rent	5,600	5,784
Other	39,672	36,364
Total other current liabilities	$834,122	$804,386

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $1,565,689 (as identified in Notes 4 and 5 above) have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At June 30, 2011, we had accrued interest in the amount of $454,847 associated with these defaulted notes in accrued liabilities payable (see Notes 4 and 5).

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

Our fair value measurements at the June 30, 2011 reporting date are classified based on the valuation technique level noted in the table below:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Derivative Liabilities	$2,221,224	$--	$--	$2,221,224
Total Assets	$2,221,224	$--	$--	$2,221,224

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

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our April 2011 convertible notes and with respect to warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Three Months Ended June 30, 2011
Risk free interest rate	0.03% - 2.24%
Average expected life	0.25 - 5 years
Expected volatility	67.1% - 90.8%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the three months ended June 30, 2011:

			Change in	Reclassification
			estimated fair	of Derivative
		Recorded	value recognized	Liability to
	April 1,	New Derivative	in results	Paid in	June 30,
	2011	Liabilities	of operations	capital	2011

Derivative liabilities	$ 2,002,896	$ 939,136	($ 686,072)	(228,981)	$2,221,224

The fair value of derivative liabilities that we recorded in the three months ended June 30, 2011 was related to our April 2011 convertible note offering (see Note 5) and was based upon an independent valuation report.

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the three months ended June 30, 2010:

			Change in
			estimated fair
		Recorded	value recognized
	April 1,	New Derivative	in results	June 30,
	2010	Liabilities	of operations	2010

Derivative liabilities	$ 1,054,716	$ 3,200,961	($ 543,122)	$3,712,555

The fair value of derivative liabilities that we recorded in the three months ended June 2010 was related to the restructuring of the Amended and Restated Convertible Notes (see Note 5) and was based upon an independent valuation report.

NOTE 10. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three months ended June 30, 2011 and 2010.

	June 30, 2011	June 30, 2010
Vesting of Stock Options	$127,364	$93,904
Incremental fair value of option Modifications	--	491,377
Vesting Expense Associated with CEO Restricted Stock Grant	96,667	32,222
Direct Stock Grants
Total Stock-Based Compensation Expense	$224,031	$617,503

Basic and diluted loss per common share	$(0.00)	$(0.01)

All of the stock-based compensation expense recorded during the three months ended June 30, 2011 and 2010, which totaled $224,031 and $617,503, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the three months ended June 30, 2011 had no impact on basic and diluted loss per common share and the stock-based compensation expense recorded during the three months ended June 30, 2010 increased basic and diluted loss per common share by $0.01.

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

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended June 30, 2011 was insignificant.

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

We did not issue any stock option grants in the three months ended June 30, 2011 nor in the three months ended June 30, 2010.

Options outstanding that have vested and are expected to vest as of June 30, 2011 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term in Years

Vested	15,908,560	$0.34	6.38
Expected to vest	4,025,000	$0.25	9.25
Total	19,933,560

At June 30, 2011, there was approximately $1,355,308 of unrecognized compensation cost related to share-based payments, including the restricted stock grant, which is expected to be recognized over a weighted average period of 1.51 years.

On June 30, 2011, our stock options had a negative intrinsic value since the closing price on that date of $0.09 per share was below the weighted average exercise price of our stock options

NOTE 11.  WARRANTS

A summary of warrant activity during the three months ended June 30, 2011 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2011	38,675,169	$0.15 - $0.50	$ 0.31
Exercised	(1,209,623)	$0.231
Issued	11,945,727	$0.12.5-$0.175
Cancelled/Expired	(2,426,741)	$0.231
Warrants outstanding at June 30, 2011	46,984,532	$0.125 - $0.50	$ 0.21
Warrants exercisable at June 30, 2011	46,984,532	$0.125 - $0.50	$ 0.21

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models at, and during the three months ended June 30, 2011:

Risk free interest rate	2.24%
Average expected life	5 years
Expected volatility	83.4%
Expected dividends	None

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

On or about June 23, 2011, John Barsell filed a complaint against the Company entitled John E. Barsell v. Aethlon Medical, Inc., in the Superior Court of the State of California for the County of San Diego, Case No. 37-2011-00093374 (the “Lawsuit”).  The complaint alleged breach of contract in connection with certain notes in the aggregate principal amount of $200,000 issued by the Company to Barsell in 2009.  On August 15, 2011, the Company and Barsell signed a Settlement Agreement under which we agreed to repay the notes and related accrued interest in cash or in common stock, at the election of the Company, on a monthly basis over approximately a ten month period of time.  In exchange, Barsell dismissed the Lawsuit without prejudice.

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

In February 2011, the investor paid the initial $200,000 amount to us along with related accrued interest of $5,945.  During the three months ended June 30, 2011, the investor paid the second $200,000 amount to us along with accrued interest of $7,863.  As a result, we no longer show a note receivable on our condensed consolidated balance sheet as of June 30, 2011.

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2011 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

During the period July 1, 2011 through August 18, 2011, we issued 2,200,923 shares of restricted common stock in exchange for the partial or full conversion of principal and interest of several convertible notes payable in an aggregate amount of $191,255 at an average conversion price of $0.09 per share based upon the conversion formulae in the respective notes.

During the period July 1, 2011 through August 18, 2011, we issued 231,164 shares of stock to service providers for services valued at $21,041 based upon the fair value of the shares issued. All of those shares were issued pursuant to our S-8 registration statements covering our Amended and Restated 2003 Consultant Stock Plan or 2010 Stock Incentive Plan. The services were for regulatory affairs and corporate communications.  The average issuance price on the S-8 issuances was approximately $0.09 per share.

During the period July 1, 2011 through August 18, 2011, we issued 27,650 shares of restricted common stock as payment of a monthly interest payment of $1,896 under the Tonaquint note (see Note 4).  The issuance price was approximately $0.07 per share.

During the period July 1, 2011 through August 18, 2011, we raised $357,656 in 10% convertible notes.  Those notes had a fixed conversion price of $0.09 per share.  We also issued those investors warrants to purchase 3,973,957 shares of common stock at $0.125 per share.

During the period July 1, 2011 through August 18, 2011, we agreed to convert $49,610 in accounts payable to a law firm to a 10% non-convertible note payable.

In July 2011, our Board ratified a one year consulting agreement with a consultant to provide corporate advisory services. We agreed to pay the consultant a monthly fee of $5,000 in common stock.

On August 15, 2011, the Company and Barsell signed a Settlement Agreement under which we agreed to repay the notes and related accrued interest in cash or in common stock, at the election of the Company, on a monthly basis over approximately a ten month period of time.  In exchange, Barsell has agreed to dismiss the Lawsuit without prejudice (see Note 12).  On August 17, 2011, we issued 375,000 shares of restricted common stock as the initial monthly payment under the Settlement Agreement.

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

THE COMPANY

We are a medical device company focused on creating innovative devices that address unmet medical needs in cancer, infectious disease and other life-threatening conditions. At the core of our developments is the Aethlon ADAPT™ (Adaptive Dialysis-Like Affinity Platform Technology) system, a medical device platform that converges single or multiple affinity drug agents with advanced plasma membrane technology to create therapeutic filtration devices that selectively remove harmful particles from the entire circulatory system without loss of essential blood components. Approval to embark on human trials is still needed to reach commercial viability of the Hemopurifier® and approval by the U.S. Food and Drug Administration ("FDA"). Successful outcomes of human trials will be required by the regulatory agencies of certain foreign countries where we intend to sell this device. We have submitted an Investigational Device Exemption ("IDE") to the FDA. Some of our patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier(R) treatment technology.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act and must file reports, proxy statements and other information with the SEC. The reports, information statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Commission also maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our headquarters are located at 8910 University Center Lane, Suite 660, San Diego, CA 92122. Our phone number at that address is (858) 459-7800. Our Web site is http://www.aethlonmedical.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2011 were $1,032,480 in comparison with $1,162,307 for the comparable quarter a year ago.  This decrease of $129,827, or 11.2%, was primarily due to a decrease in payroll and related expenses of $332,670, which was partially offset by increases in professional fees of $189,278 and general and administrative expenses of $13,565.

The $332,670 decrease in payroll and related expenses was primarily due to a $491,377 non-cash charge related to the extension of the expiration dates in certain stock options held by our officers and directors in the June 2010 period with no comparable expense in the June 2011 period.

The $189,278 increase in our professional fees was primarily due to increases in our scientific consulting expenses of $115,695 primarily due to the cost of the HCV clinical trial in India.  Professional fees also included $16,469 in expenses from our new US regulatory affairs advisor regarding FDA matters.

The $13,565 increase in general and administrative expenses was primarily due to a $15,927 increase in our medical insurance as a result of headcount increases over the June 2010 period and increases in medical insurance premiums by our medical insurer.

Other Expenses (Income)

Other expenses (income) consist primarily of the change in the fair value of our derivative liability, debt extinguishment charges other expense and interest expense. Other expenses for the three months ended June 30, 2011 were $ 1,553,421 in comparison with $2,332,958 for the comparable quarter a year ago.

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the three months ended June 30, 2011, the change in the estimated fair value of derivative liability was a gain of $491,827 and for the three months ended June 30, 2010, the change in estimated fair value was a gain of $543,122.

Loss on Extinguishment of Debt

In June 2010, we entered into Amended and Restated 12% Series A Convertible Promissory Notes (the "Amended and Restated Notes") with the holders of certain promissory notes previously issued by the Company (“Amended Series A 10% Convertible Notes” or  the "Prior Notes"), and all amendments to the Prior Notes. In connection with amendments to the Prior Notes, during the three months ended June 30, 2010, we recorded a loss on extinguishment of debt of $2,226,924 and a related loss on settlement of accrued interest and damages of $68,703.  There were no comparable expenses in the three months ended June 30, 2011.  For accounting purposes, the amendment of the 12% Series A Convertible Notes was treated as a debt extinguishment in accordance with FASB ASC 470-50, Debt Modifications and Extinguishments as the terms of the restructured agreements were deemed to be substantially different from those of the prior agreements.

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

We had no loss on extinguishment of debt in the three months ended June 30, 2011.

Interest Expense

Interest expense was $1,685,914 for the three months ended June 30, 2011 compared to $586,167 in the corresponding prior period, an increase of $1,099,747. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	6/30/11	6/30/10	Change
Interest Expense	$103,214	$132,478	$(29,264)
Amortization of Deferred Financing Costs	108,598	36,314	72,284
Liquidated Damages	--	36,000	(36,000)
Adjustment to Derivative Liabilities	538,736	--	538,736
Amortization of Note Discounts	935,366	381,375	553,991
Total Interest Expense	$1,685,914	$586,167	$1,099,747

As noted in the above table, the two most significant factors in the $1,099,747 increase in interest expense were (a) the $553,991 change in the amortization of debt discounts that was largely the result of the acceleration of discount amortization in the June 2011 period due to a significant level of conversions to equity of convertible notes that had carried a discount and (b) a $538,736 adjustment to derivative liabilities that related to the fair value of the April 2011 convertible notes.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $2,586,000 and $3,495,000 for the quarters ended June 30, 2011 and 2010, respectively.

Basic and diluted loss per common share were ($0.03) for the three month period ended June 30, 2011 compared to ($0.05) for the period ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage medical device company that has not yet engaged in significant commercial activities. We are focused on creating innovative devices that address unmet medical needs in cancer, infectious disease and other life-threatening conditions. At the core of our developments is the Aethlon ADAPT™ (Adaptive Dialysis-Like Affinity Platform Technology) system, a medical device platform that converges single or multiple affinity drug agents with advanced plasma membrane technology to create therapeutic filtration devices that selectively remove harmful particles from the entire circulatory system without loss of essential blood components. Approval to embark on human trials is still needed to reach commercial viability of the Hemopurifier® and approval by the U.S. Food and Drug Administration ("FDA"). Successful outcomes of human trials will be required by the regulatory agencies of certain foreign countries where we intend to sell this device. We have submitted an Investigational Device Exemption ("IDE") to the FDA. Some of our patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier(R) treatment technology.

To date, we have funded our capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. Our cash position at June 30, 2011 was approximately $13,000 compared to approximately $16,000, at March 31, 2011, representing a decrease of approximately $3,000. During the three months ended June 30, 2011, operating activities used net cash of approximately $540,000, while we received approximately $540,000 from financing activities from the issuance of common stock and convertible notes. In addition, during this period we used approximately $2,000 in investing activities related to expenditures related to fixed asset acquisitions.

During the three month period ended June 30, 2011, net cash used in operating activities resulted primarily from our net loss of approximately $2,586,000 offset by the amortization of note discounts of approximately $1,044,000, non-cash interest expense of $538,736, a non-cash charge of $360,186 related to the termination of the Tonaquint financing arrangement, the fair market value of common stock of approximately $207,000 issued in payment for services, approximately $224,000 in stock-based compensation and the net change in operating assets and liabilities of approximately $158,000.  Those factors were partially offset by the non-cash gain of approximately $492,000 relating to the change in the estimated fair value of derivative liability.

A decrease in working capital during the three months ended June 30, 2011 in the amount of approximately $726,000 changed our negative working capital position to approximately ($6,859,000) at June 30, 2011 from a negative working capital of approximately ($6,133,000) at March 31, 2011.  The most significant factors in the decrease in working capital noted above were the collection of a $200,000 note receivable and an increase in notes payable of approximately $360,000.

Subsequent to June 30, 2011, we raised an additional $357,656 through the issuance to accredited investors of convertible notes and common stock purchase warrants. However, our current financial resources remain insufficient to fund our working capital and other cash requirements for the remainder of our fiscal year ending March 31, 2012. Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations. We are currently addressing our liquidity needs by exploring investment capital opportunities through the private placement of common stock or issuance of additional debt. We believe that our access to additional capital, together with existing cash resources, will be sufficient to meet our short term liquidity needs for fiscal 2012. However, no assurance can be given that we will receive any funds in connection with our capital raising efforts.

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

There have been no changes to our critical accounting policies as disclosed in our Form 10-K for the year ended March 31, 2011.

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

On or about June 23, 2011, John Barsell filed a complaint against the Company entitled John E. Barsell v. Aethlon Medical, Inc., in the Superior Court of the State of California for the County of San Diego, Case No. 37-2011-00093374 (the “Lawsuit”).  The complaint alleged breach of contract in connection with certain notes in the aggregate principal amount of $200,000 issued by the Company to Barsell in 2009.  On August 15, 2011, the Company and Barsell signed a Settlement Agreement under which we agreed to repay the notes and related accrued interest in cash or in common stock, at the election of the Company, on a monthly basis over approximately a ten month period of time.  In exchange, Barsell dismissed the Lawsuit without prejudice.

ITEM 1A. RISK FACTORS.

As a Smaller Reporting Company as defined by rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2011, we issued the following securities which were not registered under the Securities Act of 1933, as amended, and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

During the three months ended June 30, 2011, we issued 14,136,647 shares of restricted common stock to holders of notes issued by the Company in exchange for the partial or full conversion of principal and interest of several convertible notes payable in an aggregate amount of $1,195,802 at an average conversion price of $0.08 per share based upon the conversion formulae in the respective notes.

During the three months ended June 30, 2011, we issued 427,541 restricted shares of common stock to service providers for investor relations valued at $56,250 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.13 per share.

During the three months ended June 30, 2011, we issued 75,000 shares of common stock to our CEO in connection with the restricted share incentive agreement that he received in June 2009.  That restricted share incentive agreement was valued at $0.29 per share.

During the three months ended June 30, 2011, we issued 3,699,914 shares of restricted common stock to holders of warrants issued by the Company related to net warrant exercises.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $1,565,689 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At June 30, 2011, we had accrued interest in the amount of $454,847 associated with these notes and accrued liabilities payable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc. (1)

10.1	Form of Subscription Agreement dated April 1, 2011 (2)

10.2	Form of Convertible Promissory Note dated April 1, 2011 (2)

10.3	Form of Class A Common Stock Purchase Warrant dated April 1, 2011 (2)

10.4	Form of Class B Common Stock Purchase Warrant dated April 1, 2011 (2)

10.5	Termination Agreement dated June 28, 2011 (3)

10.6	Unsecured Promissory Note dated June 28, 2011 (3)

10.7	Settlement Agreement dated August 15, 2011 *

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files **
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.
** To be filed by amendment.

(1)	Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

(2)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K dated April 7, 2011.

(3)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K dated June 29, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: August 22, 2011	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER