Form 10-Q
period 2011-09-30
AETHLON MEDICAL INC
filed 2011-11-18
CIK 882291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☒

As of November 15, 2011, the registrant had outstanding 108,471,606 shares of common stock, $.001 par value.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2011 (UNAUDITED) AND MARCH 31, 2011	3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2011 (UNAUDITED)	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010 AND FOR THE PERIOD JANUARY 31, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2011 (UNAUDITED)	5

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

ITEM 4.	CONTROLS AND PROCEDURES	31

PART II.	OTHER INFORMATION	31

ITEM 1.	LEGAL PROCEEDINGS	31

ITEM 1A.	RISK FACTORS	31

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	32

ITEM 4.	(REMOVED AND RESERVED)	32

ITEM 5.	OTHER INFORMATION	32

ITEM 6.	EXHIBITS	32

SIGNATURES		33

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$45,579	$15,704
Deferred financing costs	110,193	157,732
Note receivable	--	200,000
Interest receivable	--	7,096
Prepaid expenses and other current assets	18,413	29,711
Total current assets	174,185	410,243

Property and equipment, net	4,329	7,785
Patents and patents pending, net	135,399	139,981
Deposits	9,210	9,210
Total assets	$323,123	$567,219

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$410,655	$308,413
Due to related parties	617,570	617,570
Notes payable	594,796	190,000
Convertible notes payable, net of discounts	2,335,044	2,181,852
Derivative liabilities	1,341,726	2,002,896
Accrued liquidated damages	437,800	437,800
Other current liabilities	924,521	804,386
Total current liabilities	6,662,112	6,542,917

Commitments and Contingencies (Note 12)

Stockholders' Deficit
Common stock, par value $0.001 per share; 250,000,000 shares authorized as of September 30, 2011 and March 31, 2011; 100,995,917 and 77,467,361 shares issued and outstanding as of September 30, 2011 and March 31, 2011, respectively	100,998	77,469
Additional paid-in capital	45,071,336	42,418,778
Deficit accumulated during development stage	(51,511,323)	(48,471,945)
Total stockholders’ deficit	(6,338,989)	(5,975,698)
Total liabilities and stockholders' deficit	$323,123	$567,219

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Month Periods Ended September 30, 2011 and 2010 and
For the Period January 31, 1984 (Inception) Through September 30, 2011
(Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010	January 31, 1984 (Inception) through September 30, 2011

REVENUES

Grant income	$–	$–	$–	$–	$1,424,012
Subcontract income	–	–	–	–	73,746
Sale of research and development	–	–	–	–	35,810
	–	–	–	–	1,533,568
OPERATING EXPENSES

Professional fees	242,001	323,417	610,194	502,333	10,602,836
Payroll, consulting and related services	515,622	933,475	1,065,555	1,816,078	16,352,268
General and administrative	125,334	152,787	239,687	253,575	7,182,607
Impairment	–	–	–	–	1,313,253
Total operating expenses	882,957	1,409,679	1,915,436	2,571,986	35,450,964
OPERATING LOSS	(882,957)	(1,409,679)	(1,915,436)	(2,571,986)	(33,917,396)

OTHER EXPENSE (INCOME)
Loss on extinguishment of debt	--	–	--	2,226,924	6,606,225
Loss on settlement of accrued interest and damages	–	–	--	68,703	410,687
(Gain)/loss on change in fair value of derivative liability	(1,029,675)	(1,125,755)	(1,521,502)	(1,668,877)	(6,158,379)
Interest and other debt expenses	600,226	2,165,952	2,286,140	2,752,119	16,156,563
Interest income	(31)	(8,183)	(882)	(13,897)	(47,718)
Other	--	300,000	360,185	300,000	626,549
Total other expense (income)	(429,480)	1,332,014	1,123,941	3,664,972	17,593,927
NET LOSS	$(453,477)	$(2,741,693)	$(3,039,377)	$(6,236,958)	$(51,511,323)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.04)	$(0.03)	$(0.09)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	99,702,921	68,659,443	93,772,418	66,527,900

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three and Six Month Periods Ended September 30, 2011 and 2010 and
For the Period January 31, 1984 (Inception) Through September 30, 2011
(Unaudited)

	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010	January 31, 1984 (Inception) Through September 30, 2011
Cash flows from operating activities:

Net loss	$(3,039,377)	$(6,236,958)	$(51,511,323)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	9,773	9,383	1,087,752
Amortization of deferred consulting fees	--	--	109,000
Loss on settlement of accrued interest and damages	--	68,703	1,037,951
Valuation allowance on note receivable		300,000	--
Gain on sale of property and equipment	--	--	(13,065)
Gain on settlement of debt	--	--	(131,175)
Loss on settlement of accrued legal liabilities	--	--	142,245
Stock based compensation	448,062	1,298,168	4,497,801
Legal fees paid through the issuance of convertible debt	--	--	63,412
Fair market value of common shares donated to research institute	--	--	25,000
Loss on debt extinguishment	--	2,226,924	5,978,865
Fair market value of warrants issued in connection with accounts payable and debt	--	--	2,715,736
Fair market value of conditional warrants that subsequently were issued	--	--	106,201
Non cash interest expense	538,736	1,675,693	1,791,425
Liquidated damages	--	--	685,800
Fair market value of common stock, warrants and options issued for services	249,878	382,217	5,594,577
Change in fair value of derivative liabilities	(1,521,502)	(1,668,877)	(6,282,598)
Termination fees paid through the issuance of notes payable	360,186	--	360,186
Patent license fees paid in stock	--	--	45,250
Amortization of debt discount and deferred financing costs	1,522,486	848,199	8,175,951
Impairment of intangible assets	--	--	1,313,253
Deferred compensation forgiven	--	--	217,223
Changes in operating assets and liabilities:
Prepaid expenses and other assets	18,394	20,021	221,008
Accounts payable and other current liabilities	377,318	113,278	3,351,132
Due to related parties	--	--	1,268,383
Net cash used in operating activities	(1,036,046)	(963,249)	(19,150,010)

Cash flows from investing activities:
Purchases of property and equipment	(1,735)	(875)	(294,194)
Additions to patents and patents pending	--	(5,873)	(407,235)
Proceeds from the sale of property and equipment	--	--	17,065
Cash of acquired company	--	--	10,728
Net cash used in investing activities	(1,735)	(6,748)	(673,636)

Cash flows from financing activities:
Proceeds from the issuance of notes payable	--	--	2,350,000
Principal repayments of notes payable	(5,000)	--	(381,500)
Net proceeds from the issuance of convertible notes payable	872,656	1,105,000	6,523,921
Proceeds from the issuance of common stock	--	283,600	10,753,535
Proceeds from collection of secured notes receivable	200,000	--	700,000
Professional fees related to registration statement	--	--	(76,731)
Net cash provided by financing activities	1,067,656	1,388,600	19,869,225

Net (decrease) increase in cash	29,875	418,603	45,579

Cash at beginning of period	15,704	67,950	--

Cash at end of period	$45,579	$486,553	$45,579

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Three and Six Month Periods Ended September 30, 2011 and 2010 and
For the Period January 31, 1984 (Inception) Through September 30, 2011
(Unaudited)

	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010	January 31, 1984 (Inception) Through September 30, 2011
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$--	$--	$266,975

Income taxes	$--	$--	$13,346

Supplemental disclosures of non-cash investing and financing activities:

Derivative liabilities recorded in connection with embedded conversion feature of convertible notes and/or warrants	--	3,200,961	--

Debt and accrued interest converted to common stock	1,472,611	385,508	7,824,434

Deferred financing costs recorded in connection with debt restructuring	--	80,054	80,054

Debt discount recorded in connection with beneficial conversion feature of convertible notes and related warrants	827,130	75,000	4,000,059

Issuance of convertible notes in settlement of accrued legal fees	--	35,469	35,469

Reclassification of accounts payable to notes payable	--	--	24,001

Reclassification of warrant derivative liability into equity	247,608	--	666,800

Additional convertible debt issued in debt restructuring	--	--	573,211

Stock option exercise by director for accrued expenses	--	--	95,000

Issuance of common stock, warrants and options in settlement of accrued expenses and due to related parties	--	--	1,003,273

Issuance of common stock in connection with acquisition of patent pending and with license agreements	--	--	118,000

Net assets of entities acquired in exchange for equity securities	--	--	1,597,867

Debt placement fees paid by issuance of warrants	--	--	856,845

Common stock issued for prepaid expenses	--	--	161,537

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2011

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2011 was derived from our audited financial statements. Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2011, which includes audited financial statements and footnotes as of March 31, 2011 and for the years ended March 31, 2011 and 2010 and the period January 31, 1984 (Inception) through March 31, 2011.

NOTE 2. LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately $6,488,000, recurring losses from operations and a deficit accumulated during the development stage of approximately $51,511,000 at September 30, 2011, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. Our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2012 ("fiscal 2012"). Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

On September 30, 2011, we entered into a contract with the United States of America, issued by SPAWAR Systems Center Pacific, pursuant to a contract award from the Defense Advanced Research Projects Agency (“DARPA”). Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers.  The award from DARPA is a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years, including payments of up to $1,975,047 in the first year. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract.  Under the terms of the contract, we will perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.  Assuming all such work is performed according to the contract terms, we will receive up to $1,975,047 of contract payments during the first twelve months of the contract with the aggregate payment amounts in years two through five varying between approximately $775,000 and $1.6 million. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract.  There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term.  We commenced work under the contract in October 2011.

Subsequent to September 30, 2011, we received the initial payment under the DARPA contract in the amount of $358,284.

Also subsequent to September 30, 2011, we raised an additional $175,000 in net proceeds from a bridge financing that may yield up to $1 million in total gross proceeds through the private placement of convertible promissory notes and corresponding warrants with accredited investors (see Note 14 - Subsequent Events above for more details of this offering) per the terms of the subscription agreement. There can be no assuance that the entire bridge financing will be subscribed by investors.

In addition to the funds received to date under the DARPA contract and the first closing under the bridge financing and beyond additional fundings under the DARPA contract, we will require additional capital as our current financial resources, while improved, remain insufficient to fund our working capital and other cash requirements for the remainder of our fiscal year ending March 31, 2012. Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations. We are currently addressing our liquidity needs by exploring investment capital opportunities through the private placement of common stock or issuance of additional debt, including the remaining portion of the bridge financing. We believe that our access to additional capital, together with existing cash resources, will be sufficient to meet our short term liquidity needs for fiscal 2012. However, no assurance can be given that we will receive any funds in connection with our capital raising efforts on terms acceptable to the Company, if at all.

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

The potentially dilutive common shares outstanding for the quarters ended September 30, 2011 and 2010, which include common shares underlying outstanding stock options, warrants and convertible debentures, were 110,033,840 and 78,287,876, respectively.  At September 30, 2011, we had 936,546 shares available under our 2003 and 2010 S-8 Stock Plans.

PATENTS

We capitalize the cost of patents, some of which were acquired, and amortize such costs over the estimated useful life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred research and development expenses during the three and six month periods ended September 30, 2011 and 2010, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	September 30, 2011	September 30, 2010
Three months ended	$118,585	$101,635
Six months ended	$321,354	$193,358

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's cash, accounts payable and accrued liabilities approximates their estimated fair values due to the short-term maturities of these financial instruments. The fair value of certain convertible notes and related warrants at September 30, 2011 is $1,341,726 based upon a third party valuation report that we commissioned. Warrants classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We believe that no impairment occurred at or during the six months ended September 30, 2011 and 2010.

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, or the Securities and Exchange Commission during the three months ended September 30, 2011 or that were issued in prior periods but do not become effective until future periods that in the opinion of management had, or are expected to have a material impact on our present or future consolidated financial statements.

NOTE 4. NOTES PAYABLE

Principal amounts of notes payable consist of the following at September 30, 2011 and March 31, 2011:

	September 30, 2011	March 31, 2011
12% Notes payable, past due	$185,000	$185,000
10% Note payable, past due	5,000	5,000
Law Firm Note	44,610	--
Tonaquint Note	360,186	--
Total Notes Payable	$594,796	$190,000

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes").  At September 30, 2011, 12% Notes with a principal balance of $185,000 are outstanding, all of which are past due, in default, and bearing interest at the default rate of 15%. At September 30, 2011, interest payable on the 12% Notes totaled $284,439.

10% NOTES

At September 30, 2011, one 10% Note in the amount of $5,000, which is past due and in default, remained outstanding.  At September 30, 2011, interest payable on this note totaled $6,000.

Management's plans to satisfy the remaining outstanding balance on these 12% and 10% Notes include converting the notes to common stock at market value or repayment with available funds.

TONAQUINT NOTE

On June 28, 2011, we entered into a Termination Agreement with Tonaquint, Inc. (See Note 5) under which both parties agreed that in consideration of the termination of a warrant, the waiving of all fees, penalties, the creation of the selling program and other factors, we agreed to issue an unsecured non-convertible promissory note (the "New Note") in the principal amount of $360,186, which provides for annual interest at a rate of 6%, payable monthly in either cash or our stock, at our option. The New Note has a maturity date of April 30, 2012.  At September 30, 2011, interest payable on this note totaled $1,672.

LAW FIRM NOTE

On August 2 2011, we entered into a Promissory Note with our intellectual property law firm for the amount of $49,610, which represented the amount we owed to that firm. The Promissory Note calls for monthly payments of $5,000 from August 2011 through December 2011. We made the August 2011 payment, which reduced that balance at September 30, 2011 to $44,610.  The note bears interest at 10% per annum.  At September 30, 2011, interest payable on this note totaled $789.  Subsequent to September 30, 2011 we made the September 2011 payment.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following at September 30, 2011:

	Principal	Unamortized Discount	Net Amount

Amended and Restated Series A 12% Convertible Notes, past due	$900,000	$--	$900,000
2008 10% Convertible Notes, past due	25,000	--	25,000
December 2006 10% Convertible Notes, past due	17,000	--	17,000
May & June 2009 10% Convertible Notes, past due	150,000	--	150,000
July & August 2009 10% Convertible Notes, past due	87,500	--	87,500
October & November 2009 10% Convertible Notes, past due	75,000	--	75,000
February 2010 10% Convertible Note	390,578	--	390,578
April 2010 10% Convertible Note	75,000	--	75,000
September 2010 10% Convertible Notes	398,100	--	398,100
April 2011 10% Convertible Notes	400,400	(399,767)	633
July and August 2011 10% Convertible Notes	357,655	(226,378)	131,277
September 2011 Convertible Notes	253,760	(168,804)	84,956
Total - Convertible Notes	$3,129,993	$(794,949)	$2,335,044

Convertible Notes Payable consisted of the following at March 31, 2011:

	Principal	Discount	Net Amount
Amended Series A 10% Convertible Notes, past due	$900,000	$--	$900,000
2008 10% Convertible Notes, past due	25,000	--	25,000
December 2006 10% Convertible Notes, past due	17,000	--	17,000
May & June 2009 10% Convertible Notes, past due	200,000	--	200,000
July & August 2009 10% Convertible Notes, past due	87,500	--	87,500
October & November 2009 10% Convertible Notes	205,250	(17,226)	188,024
February 2010 10% Convertible Note	715,578	--	715,578
April 2010 10% Convertible Note	75,000	(73,222)	1,778
June 2010 12% Convertible Notes, past due	21,189	--	21,189
July 2010 6% Convertible Notes	495,343	(494,770)	573
September 2010 10% Convertible Notes	739,200	(713,990)	25,210
Total - Convertible Notes	$3,481,060	$(1,299,208)	$2,181,852

All of the Convertible Notes Payable in the above tables are presently past due or will be due within one year of the September 30, 2011 balance sheet date. As a result, we expect to amortize all of the remaining discounts during the fiscal year ending March 31, 2012.

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

As of December 31, 2010, the Amended and Restated Notes matured and as of September 30, 2011 are in default.

We have begun discussions with the noteholders regarding an extension to the notes but there can be no assurance that we will be able to do so on terms that we deem acceptable or at all.

At September 30, 2011, interest payable on the Amended and Restated Notes totaled $101,250.

2008 10% CONVERTIBLE NOTES

One 2008 10% Convertible Note in the amount of $25,000 which matured in January 2010 remains outstanding at September 30, 2011. This note is convertible into our common stock at $0.50 per share. During the fiscal year ended March 31, 2011 we agreed to convert the $20,000 principal and related accrued interest of $5,562 of one holder of the 2008 10% Convertible Note into 127,808 shares of common stock based upon a conversion ratio of $0.20 per share rather than at the stated conversion ratio of $0.50 per share. As a result of this change, we recorded a charge of $15,337 as interest expense in the fiscal year ended March 31, 2011.

At September 30, 2011, the remaining $25,000 principal balance was in default and interest payable on the remaining note totaled $9,792.

DECEMBER 2006 10% CONVERTIBLE NOTES

At September 30, 2011, $17,000 of the December 2006 10% Notes remained outstanding and in default. These notes are convertible into our common stock at $0.17 per share. At September 30, 2011, interest payable on those notes totaled $11,971.

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

The following conversions of the May & June 2009 10% Convertible Notes have taken place during the fiscal years ended March 31, 2011 and 2010:

	Fiscal Year Ended March 31, 2010	Fiscal Year Ended March 31, 2011
Principal converted	$50,000	$100,000
Accrued interest converted	$2,803	$15,039
Warrants issued	250,000	500,000

As a result of the warrant issuances we recorded charges of $31,550 and $74,652 as additional interest expense in the fiscal years ended March 31, 2010 and 2011, respectively.

On or about June 23, 2011, the holder of the two remaining May & June 2009 10% Convertible Notes, John Barsell, filed a complaint against us entitled John E. Barsell v. Aethlon Medical, Inc., in the Superior Court of the State of California for the County of San Diego, Case No. 37-2011-00093374 (the “Lawsuit”).  The complaint alleged breach of contract in connection with certain notes in the aggregate principal amount of $200,000 issued by us to Barsell in 2009.  On August 15, 2011, we and Barsell signed a Settlement Agreement under which we agreed to repay the notes and related accrued interest in cash or in common stock, at the election of the Company, on a monthly basis over approximately a ten month period of time.  In exchange, Barsell dismissed the Lawsuit without prejudice.  The agreed monthly payments are $25,000 if in cash or $30,000 if in stock with $25,000 of the $30,000 amount going towards principal reduction and the remaining $5,000 as a penalty for paying in stock.

Over the three months ended September 30, 2011, Barsell converted $50,000 of principal into 775,000 shares of our common stock over two monthly issuances.  Those share issuances also covered $10,000 in penalties as noted above.

At September 30, 2011, the remaining principal balance of $150,000 was in default and interest payable on these notes totaled $58,509 (see Note 12).

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

The following conversions of the July & August 2009 10% Convertible Notes have taken place during the fiscal years ended March 31, 2011 and 2010:

	Fiscal Year Ended March 31, 2010	Fiscal Year Ended March 31, 2011
Principal converted	$330,000	$250,750
Accrued interest converted	$22,559	$10,698

At September 30, 2011, the remaining principal balance of $87,500 was in default and interest payable on those notes totaled $38,554.

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

The following conversions of the October & November 2009 10% Convertible Notes took place during the fiscal years ended March 31, 2011 and 2010:

	Fiscal Year Ended March 31, 2010	Fiscal Year Ended March 31, 2011
Principal converted	$70,000	$175,000
Accrued interest converted	$--	$8,750

The following conversions of the October & November 2009 10% Convertible Notes took place during the six months ended September 30, 2011:

Six Months Ended September 30, 2011
Principal converted	$130,250
Accrued interest converted	$21,288

Deferred financing costs of $20,250 incurred in connection with this financing were issued in the form of a convertible note with warrants on the same terms as those received by the investors.  We capitalized the $20,250 of deferred financing costs and amortized them over the term of the notes using the effective interest method.

At September 30, 2011, the remaining principal balance of $75,000 was in default and interest payable on those notes totaled $16,875.

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

As provisions of the Extension Agreement resulted in terms that were deemed to be substantially different from the original terms, the exchange of debt instruments was accounted for as a debt extinguishment and we recorded a loss on extinguishment of debt in the amount of $47,701 in the fiscal year ended March 31, 2011 as shown below:

Reacquisition price	$773,582
Less carrying value of notes and related instruments	(725,881)
Loss on extinguishment	$47,701

The following conversions of the February 2010 10% Convertible Note have taken place during the six months ended September 30, 2011:

Six Months Ended September 30, 2011
Principal converted	$325,000
Accrued interest converted	$9,444

On September 30, 2011, we agreed with Gemini to extend the expiration date of the Note to January 1, 2012.  There was no fee or any other consideration exchanged in connection with the extension.

At September 30, 2011, interest payable on this Note totaled $24,965.

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

At September 30, 2011, the interest payable on this note totaled $10,810.

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

During the three months ended September 30, 2011, the holder converted the remaining principal balance of $21,189 and accrued interest of $2,598 to shares of our common stock per the terms of the convertible note.

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

The Company Note also contains other standard adjustment features for stock splits, recapitalizations and similar occurrences. The Company Note contains standard events of default related to payment, performance of certain covenants and bankruptcy events. We have granted the Investor a security interest in the Trust Notes under the terms of the Security Agreement. The sole collateral for the Company's payment and performance obligation under the Company Note is the Trust Notes.  The Warrant entitles the Investor to purchase 3,636,364 shares of common stock at an exercise price of $0.231 per share. The Warrant contains "anti-dilution" protection, such that if we issue and sell common stock, or securities convertible into or exercisable for common stock of the Company, at a price per share that is less than the applicable exercise price, then the price is adjusted downward to match such lower issuance price. The Warrant also contains other standard adjustment features for stock splits, recapitalizations and similar occurrences.

We recorded a debt discount of $890,000 based on the estimated fair value of the derivative liabilities associated with the warrants and embedded conversion feature which was amortized using the effective interest method over the term of the note.

On June 28, 2011, we entered into a Termination Agreement with Tonaquint, Inc. under which both parties agreed to terminate the warrant to prevent continuing dilution of our common stock and to eliminate confusion or disagreement as to the number of shares of common stock available for issuance under the warrant in the future. Accordingly, under the Termination Agreement we issued 3,599,913 shares of common stock upon the final exercise of the warrant, whereupon the warrant was terminated and is of no further force or effect. The Termination Agreement also provides for a "Common Stock Sale Limitation" on all of our common stock held by Tonaquint, Inc. Under the "Common Stock Sale Limitation", the daily limitation on the number of shares of common stock which Tonaquint, Inc. may sell into the market on any trading day is limited to the greater of (i) $5,000 of sales amount, or (ii) 10% of the Average Daily Volume of our common stock sold on the Over The Counter Bulletin Board, where the Average Daily Volume shall mean the average daily volume for the prior three month period as reported on each trading day on Yahoo Finance with respect to our common stock. Under the terms of the Termination Agreement, Tonaquint, Inc. has waived and released us from any obligation to pay or perform any fees, penalties, costs, or assessments that were or are due, or would have become due, under the convertible note, the warrant and the note purchase agreement. In consideration of the termination of the warrant, the waiving of all fees, penalties, the creation of the selling program and other factors, we agreed to issue an unsecured non-convertible promissory note (the "New Note") in the principal amount of $360,185, which provides for annual interest at a rate of 6%, payable monthly in either cash or our stock, at our option. The New Note has a maturity date of April 30, 2012.

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

The following conversions of the September 2010 10% Convertible Note have taken place during the six months ended September 30, 2011:

Six Months Ended September 30, 2011
Principal converted	$345,500
Accrued interest converted	$19,255

At September 30, 2011, the remaining principal balance of $398,100 was in default and interest payable on these notes totaled $46,485.

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

In addition, we issued (i) five-year warrants to purchase an aggregate of 812,500 shares of our common stock at an exercise price of $0.125 per share, and (iii) five-year warrants to purchase an aggregate of 812,500 shares of our common stock at an exercise price of $0.175 per share to the Purchasers. These warrants were issued as an antidilution adjustment under certain common stock purchase warrants held by Purchasers that were acquired from us in September 2010.

At September 30, 2011, the outstanding principal balance was $400,400 and interest payable on these notes totaled $20,020.

JULY & AUGUST 2011 10% CONVERTIBLE NOTES

During the three months ended September 30, 2011, we raised $357,656 in 10% convertible notes.  Those notes had a fixed conversion price of $0.09 per share and carried an interest rate of 10%.  The convertible notes mature in July and August 2012.  We also issued those investors five year warrants to purchase 3,973,957 shares of common stock at $0.125 per share.

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a $257,926 discount against the principal of the notes. We are amortizing this discount using the effective interest method over the term of the note.

At September 30, 2011, the interest payable on this note totaled $6,346.

SEPTEMBER 2011 CONVERTIBLE NOTES

On September 23, 2011, we entered into a Subscription Agreement with two accredited investors (the “Purchasers”)  providing for the issuance and sale of convertible promissory notes and corresponding warrants in the aggregate principal amount of  $253,760.  The warrants carried a five-year term to purchase an aggregate of 3,625,143 shares of our common stock at an exercise price of $0.10 per share.  The convertible promissory notes do not bear an interest rate and mature on September 23, 2012.  The aggregate net cash proceeds to us were $175,000, the balance of the principal amount representing a due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of our common stock at a price per share equal to seven cents.  Subject to adjustments as described in the notes, the conversion price may not be more than seven cents.  There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a $168,804 discount against the principal of the notes. We are amortizing this discount using the effective interest method over the term of the note.

NOTE 6. EQUITY TRANSACTIONS

During the six months ended September 30, 2011, we issued 17,439,104 shares of restricted common stock in exchange for the partial or full conversion of principal and interest of several convertible notes payable in an aggregate amount of $1,472,611 at an average conversion price of $0.08 per share based upon the conversion formulae in the respective notes.

During the six months ended September 30, 2011, we issued 2,389,537 shares of stock to service providers for services valued at $249,878 based upon the fair value of the shares issued. Of that aggregate number, 1,961,996 shares of common stock were issued to consultants pursuant to our S-8 registration statements covering our Amended and Restated 2003 Consultant Stock Plan or 2010 Stock Incentive Plan for services valued at $193,628 based upon the fair value of the shares issued. The services were for regulatory affairs and corporate communications.  The average issuance price on the S-8 issuances was approximately $0.10 per share. Additionally, we issued 427,541 restricted shares of common stock to service providers for investor relations valued at $56,250 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.13 per share.

During the six months ended September 30, 2011, we issued 3,699,914 shares of restricted common stock related to net warrant cashless exercises.

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

●
With respect to a $1,000,000 financing agreement – damages accrue at a rate of 1% - 1.5% per month until such time as the underlying shares of common stock would have been eligible for sale under Rule 144.

●	With respect to financing agreements totaling $715,000 – damages accruing at a rate of 2% per month, subject to an aggregate maximum liquidated damages amount of $150,000.
●
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

NOTE 8. OTHER CURRENT LIABILITIES

At September 30, 2011 and March 31, 2011, our other current liabilities were comprised of the following items:

	September 30, 2011	March 31, 2011
Accrued interest	$642,501	$525,336
Accrued legal fees	240,242	236,902
Deferred rent	5,415	5,784
Other	36,363	36,364
Total other current liabilities	$924,521	$804,386

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $1,842,600 (as identified in Notes 4 and 5 above) have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At September 30, 2011, we had accrued interest in the amount of $573,874 associated with these defaulted notes in accrued liabilities payable (see Notes 4 and 5).

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

Our fair value measurements at the September 30, 2011 reporting date are classified based on the valuation technique level noted in the table below:

Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities	$1,341,726	$--	$--	$1,341,726
Total	$1,341,726	$--	$--	$1,341,726

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

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our April 2011 convertible notes, July & August 2011 10% convertible notes and the September 2011 convertible notes and with respect to warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Six Months Ended September 30, 2011
Risk free interest rate	0.02% - 2.24%
Average expected life	0.25 - 5 years
Expected volatility	51.9% - 90.8%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the six months ended September 30, 2011:

	April 1, 2011	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	Reclassification of Derivative Liability to Paid in capital	September 30, 2011

Derivative liabilities	$2,002,896	$1,107,940	$ (1,521,502)	$ (247,608)	$1,341,726

The fair value of derivative liabilities that we recorded in the six months ended September 30, 2011 was related to our April 2011 convertible note, July & August 2011 10% convertible notes and the September 2011 convertible note offerings (see Note 5) and was based upon an independent valuation report.

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

NOTE 10. STOCK COMPENSATION

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and six months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010

Total share-based compensation expense	$224,031	$680,665	$448,062	$1,298,168

Total share-based compensation expense included in net loss	$224,031	$680,665	$448,062	$1,298,168

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

The following table breaks out the components of our share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and six months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010
Vesting of stock options	127,364	581,823	254,728	672,266
Incremental fair value of option modifications	--	2,175	--	497,013
Vesting expense associated with CEO restricted stock grant	96,667	96,667	193,334	128,889
Direct stock grants	--	--	--	--
Total share-based compensation expense	$224,031	$680,665	$448,062	$1,298,168

Total share-based compensation expense included in net loss	$224,031	$680,665	$448,062	$1,298,168

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

All of the stock-based compensation expense recorded during the six months ended September 30, 2011 and 2010, which totaled $448,062 and $1,298,168, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the three months ended September 30, 2011 had no impact on basic and diluted loss per common share and the stock-based compensation expense recorded during the three months ended September 30, 2010 increased basic and diluted loss per common share by $0.01.  Stock-based compensation expense recorded during the six months ended September 30, 2011 increased basic and diluted loss per common share by $0.01 and the stock-based compensation expense recorded during the six months ended September 30, 2010 increased basic and diluted loss per common share by $0.02.

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

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the six months ended September 30, 2011 was insignificant.

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

We did not issue any stock option grants in the six months ended September 30, 2011.  In the six months ended September 30, 2010, our Board of Directors granted the following stock options, all with an exercise price of $0.25 per share, the closing price of our common stock on that date (September 27, 2010):

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

Options outstanding that have vested and are expected to vest as of September 30, 2011 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Vested	17,316,893	$0.33	6.39
Expected to vest	2,366,667	$0.25	9.00
Total	19,683,560

At September 30, 2011, there was approximately $1,131,277 of unrecognized compensation cost related to share-based payments, including the restricted stock grant, which is expected to be recognized over a weighted average period of 1.26 years.

On September 30, 2011, our stock options had a negative intrinsic value since the closing price on that date of $0.06 per share was below the weighted average exercise price of our stock options

In July 2011, our Board ratified a one year consulting agreement with a consultant to provide corporate advisory services. We agreed to pay the consultant a monthly fee of $5,000 in common stock.

NOTE 11.  WARRANTS

A summary of warrant activity during the six months ended September 30, 2011 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2011	38,675,169	$0.15 - $0.50	$0.31
Exercised	(1,209,623)	$0.231
Issued	19,544,827	$0.10 - $0.125
Cancelled/Expired	(3,460,576)	$0.33 - $0.50
Warrants outstanding at September 30, 2011	53,549,797	$0.10 - $0.25	$0.14
Warrants exercisable at September 30, 2011	53,549,797	$0.10 - $0.25	$0.14

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing model at, and during the six months ended September 30, 2011:

Risk free interest rate	0.10% - 2.24%
Average expected life	0.78 - 5 years
Expected volatility	82.1% - 86.6%
Expected dividends	None

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

On or about June 23, 2011, John Barsell filed a complaint against the Company entitled John E. Barsell v. Aethlon Medical, Inc., in the Superior Court of the State of California for the County of San Diego, Case No. 37-2011-00093374 (the “Lawsuit”).  The complaint alleged breach of contract in connection with certain notes in the aggregate principal amount of $200,000 issued by the Company to Barsell in 2009.  On August 15, 2011, the Company and Barsell signed a Settlement Agreement under which we agreed to repay the notes and related accrued interest in cash or in common stock, at the election of the Company, on a monthly basis over approximately a ten month period of time.  In exchange, Barsell dismissed the Lawsuit without prejudice.  During the three months ended September 30, 2011, we made two of the monthly payments per the terms of the settlement.

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

In February 2011, the investor paid the initial $200,000 amount to us along with related accrued interest of $5,945.  During the three months ended June 30, 2011, the investor paid the second $200,000 amount to us along with accrued interest of $7,863.  As a result, we no longer show a note receivable on our condensed consolidated balance sheet as of September 30, 2011.

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2011 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

During the period October 1, 2011 through November 15, 2011, we issued 6,530,800 shares of restricted common stock in exchange for the partial or full conversion of principal and interest of several convertible notes payable in an aggregate amount of $311,816 at an average conversion price of $0.05 per share based upon the conversion formulae in the respective notes.

During the period October 1, 2011 through November 15, 2011, we issued 902,492 shares of stock to service providers for services valued at $78,449 based upon the fair value of the shares issued. All of those shares were issued pursuant to our S-8 registration statements covering our Amended and Restated 2003 Consultant Stock Plan or 2010 Stock Incentive Plan. The services were for regulatory affairs and corporate communications.  The average issuance price on the S-8 issuances was approximately $0.09 per share.

During the period October 1, 2011 through November 15, 2011, we issued 42,397 shares of restricted common stock as payment of a monthly interest payment of $1,776 under the Tonaquint note (see Note 4).  The issuance price was approximately $0.04 per share.

On November 10, 2011, we entered into a subscription agreement with one accredited investor (the “Purchaser”) pursuant to which the Purchaser purchased an aggregate principal amount of $210,000 of 5% Original Issue Discount Unsecured Convertible Debenture for an aggregate purchase price of $200,000 (the “Debenture”). The Debenture bears interest at 20% per annum and matures on April 20, 2012. The Debenture will be convertible at the option of the holder at any time into shares of our common stock, at a conversion price equal to $0.0779, subject to adjustment. In connection with the Agreement, the Purchaser received a warrant to purchase 1,347,882 shares of our Common Stock (the “Warrant”). The Warrant is exercisable for a period of five years from the date of issuance at a exercise price of $0.11, subject to adjustment. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  The conversion price of the Debenture and the exercise price of the Warrants are subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Until December 31, 2012, upon any proposed issuance by us of our Common Stock or Common Stock Equivalents (or a combination thereof as defined in the subscription agreement) for cash consideration (the “Subsequent Financing”), the Purchaser may elect, in its sole discretion, to exchange all or some of the Debenture then held by such Purchaser for any securities issued in a Subsequent Financing on a $1.00 for $1.00 basis, provided, however , this right shall not apply with respect to (i) an Exempt Issuance (as defined in the Debenture) or (ii) an underwritten public offering of our common stock.

The Purchaser has contractually agreed to restrict its ability to exercise the Warrant and convert the Debenture such that the number of shares of our common stock held by the Purchaser and its affiliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of common stock.

The full principal amount of the Debenture is due upon a default under the terms of the Debenture.  The Debenture is a general unsecured debt obligation of the Company.

A FINRA registered broker-dealer was engaged as placement agent in connection with the private placement.  We paid the placement agent a cash fee in the amount of $20,000 (representing a 8% sales commission and a 2% unaccountable expense allowance) and will issue the placement agent or its designees warrants to purchase  an aggregate of 323,492 shares of common stock at $0.11 per share. The warrants issued to the placement agent may be exercised on a cashless basis. In the event the placement agent exercises the warrants on a cashless basis, we will not receive any proceeds.

In November 2011, we received the initial payment under the DARPA contract in the amount of $358,284.

On October 4, 2011 we entered into an amendment to our lease to extend our lease for our laboratory by an additional three years.  The amendment also included additional tenant improvements in the approximate amount of $30,000.

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

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Aethlon Medical, Inc. ("we", "us" or "the Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, completion of our capital-raising activities, FDA approval of our products, other regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of our filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

THE COMPANY

We are a medical device company focused on creating innovative devices that address unmet medical needs in cancer, infectious disease and other life-threatening conditions. At the core of our developments is the Aethlon ADAPT™ (Adaptive Dialysis-Like Affinity Platform Technology) system, a medical device platform that converges single or multiple affinity drug agents with advanced plasma membrane technology to create therapeutic filtration devices that selectively remove harmful particles from the entire circulatory system without loss of essential blood components. Approval to embark on human trials is still needed to reach commercial viability of the Hemopurifier® and approval by the U.S. Food and Drug Administration ("FDA"). Successful outcomes of human trials will be required by the regulatory agencies of certain foreign countries where we intend to sell this device. We have submitted an Investigational Device Exemption ("IDE") to the FDA. Some of our patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier® treatment technology.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2011 were $882,957 in comparison with $1,409,679 for the comparable quarter a year ago.  This decrease of $526,722, or 37%, was due to a decrease in payroll and related expenses of $417,853, a decrease in professional fees of $81,416 and a decrease in general and administrative expenses of $27,453.

The $417,853 decrease in payroll and related expenses was primarily due to a $586,327 non-cash charge related to upfront vesting of certain stock options awarded to our officers and directors in the September 2010 period compared to a $109,395 charge related to those same options in the September 2011 period.

The $81,416 decrease in our professional fees was primarily due to a decrease in our accounting fees of $62,710, in large part due to a $44,000 separation fee in the September 2010 period to bring on our CFO as a fulltime employee from the executive services firm through which we previously contracted his services on a part time basis, a decrease in our business development consulting expenses as we no longer retained the services of a consultant in that area in the September 2011 period and a reduction in our Board fees due to a timing difference between periods.  Those decreases were partially offset by a $33,575 increase in our legal expenses.

The $27,453 decrease in general and administrative expenses was primarily due to a $25,940 decrease in our conference and trade show expenses.

Other Expenses (Income)

Other expenses (income) consist primarily of the change in the fair value of our derivative liability, debt extinguishment charges other expense and interest expense. Other expenses for the three months ended September 30, 2011 were income of $429,480 in comparison with expense of $1,332,014 for the comparable quarter a year ago.

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the three months ended September 30, 2011, the change in the estimated fair value of derivative liability was a gain of $1,029,675 and for the three months ended September 30, 2010, the change in estimated fair value was a gain of $1,125,755.

Interest Expense

Interest expense was $600,226 for the three months ended September 30, 2011 compared to $2,165,952 in the corresponding prior period, a decrease of $1,565,726. The various components of our interest expense are shown in the following table:

	Quarter Ended 9/30/11	Quarter Ended 9/30/10	Change
Interest Expense	$121,703	$95,749	$25,954
Amortization of Deferred Financing Costs	78,101	54,962	23,139
Liquidated Damages	--	356,000	(356,000)
Interest recorded in connection with warrant extension	--	138,468	(138,468)
Interest recorded in connection with additional derivative liabilities	--	1,103,282	(1,103,282)
Amortization of Note Discounts	400,422	417,491	(17,069)
Total Interest Expense	$600,226	$2,165,952	$(1,565,726)

As noted in the above table, the three most significant factors in the $1,565,726 decrease in interest expense were (a) the $1,103,282 adjustment to derivative liabilities in the 2010 period with no comparable adjustment in the 2011 period, (b) the $356,000 charge for liquidated damages in the 2010 period with no comparable charge in the 2011 period, and (c) the $138,468 charge taken in the 2010 period related to the extension of certain warrants with no comparable charge in the 2011 period.

Net Loss

As a result of the decreased expenses noted above, we recorded a consolidated net loss of approximately $453,000 and $2,742,000 for the quarters ended September 30, 2011 and 2010, respectively.

Basic and diluted loss per common share were ($0.00) for the three month period ended September 30, 2011 compared to ($0.04) for the period ended September 30, 2010.

SIX MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2010

Operating Expenses

Consolidated operating expenses for the six months ended September 30, 2011 were $1,915,436 in comparison with $2,571,986 for the comparable period a year ago.  This decrease of $656,550, or 26%, was primarily due to a decrease in payroll and related expenses of $750,523 and to a decrease in general and administrative expenses of $13,888, which was partially offset by an increase in professional fees of $107,861.

The $750,523 decrease in payroll and related expenses was primarily due to a $586,327 non-cash charge related to upfront vesting of certain stock options awarded to our officers and directors in the September 2010 period coupled with a $491,377 non-cash charge related to the extension of the expiration dates in certain stock options held by our officers and directors in the same September 2010 period with no comparable expense in the September 2011 period.

The $13,888 decrease in general and administrative expenses was primarily due to a $20,756 decrease in our conference and trade show expenses.

The $107,861 increase in our professional fees was primarily due to an increase in our scientific consulting expense of $141,657 primarily due to the cost of the HCV clinical trial in India.  That increase was partially offset by a decrease in our accounting fees of $45,549, primarily due to a $44,000 separation fee in the September 2010 period to bring on our CFO as a fulltime employee from the executive services firm through which we previously contracted his services on a part time basis.

Other Expenses (Income)

Other expenses (income) consist primarily of the change in the fair value of our derivative liability, debt extinguishment charges other expense and interest expense. Other expenses for the six months ended September 30, 2011 were $1,123,941 in comparison with $3,664,972 for the comparable period a year ago.

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the six months ended September 30, 2011, the change in the estimated fair value of derivative liability was a gain of $1,521,502 and for the six months ended September 30, 2010, the change in estimated fair value was a gain of $1,668,877.

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

We had no loss on extinguishment of debt in the six months ended September 30, 2011.

Interest Expense

Interest expense was $2,286,140 for the six months ended September 30, 2011 compared to $2,752,119 in the corresponding prior period, a decrease of $465,979. The various components of our interest expense are shown in the following table:

	Six Months Ended 9/30/11	Six Months Ended 9/30/10	Change
Interest Expense	$224,917	$228,227	$(3,310)
Amortization of Deferred Financing Costs	186,699	91,276	95,423
Liquidated Damages	--	392,000	(392,000)
Interest recorded in connection with warrant extension	--	138,468	(138,468)
Interest recorded in connection with additional derivative liabilities	538,736	1,103,282	(564,546)
Amortization of Note Discounts	1,335,788	798,866	536,922
Total Interest Expense	$2,286,140	$2,752,119	$(465,979)

As noted in the above table, the most significant factors in the $465,979 decrease in interest expense were (a) the $564,546 change in the adjustment to derivative liabilities between the periods, (b) the $392,000 charge for liquidated damages in the 2010 period with no comparable charge in the 2011 period, and (c) the $138,468 charge taken in the 2010 period related to the extension of certain warrants with no comparable charge in the 2011 period, all of which were partially offset by the combined $632,345 increase in amortization of deferred financing costs and amortization of note discounts.

Net Loss

As a result of the decreased expenses noted above, we recorded a consolidated net loss of approximately $3,039,000 and $6,237,000 for the six month periods ended September 30, 2011 and 2010, respectively.

Basic and diluted loss per common share were ($0.03) for the six month period ended September 30, 2011 compared to ($0.09) for the period ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage medical device company that has not yet engaged in significant commercial activities. We are focused on creating innovative devices that address unmet medical needs in cancer, infectious disease and other life-threatening conditions. At the core of our developments is the Aethlon ADAPT™ (Adaptive Dialysis-Like Affinity Platform Technology) system, a medical device platform that converges single or multiple affinity drug agents with advanced plasma membrane technology to create therapeutic filtration devices that selectively remove harmful particles from the entire circulatory system without loss of essential blood components. Approval to embark on human trials is still needed to reach commercial viability of the Hemopurifier® and approval by the U.S. Food and Drug Administration ("FDA"). Successful outcomes of human trials will be required by the regulatory agencies of certain foreign countries where we intend to sell this device. We have submitted an Investigational Device Exemption ("IDE") to the FDA. Some of our patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier® treatment technology.

To date, we have funded our capital requirements for the current operations from net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. Our cash position at September 30, 2011 was approximately $46,000 compared to approximately $16,000, at March 31, 2011, representing an increase of approximately $30,000. During the six months ended September 30, 2011, operating activities used net cash of approximately $1,036,000, while we received approximately $1,068,000 from financing activities from the issuance of common stock and convertible notes. In addition, during this period we used approximately $2,000 in investing activities related to expenditures related to fixed asset acquisitions.

During the six month period ended September 30, 2011, net cash used in operating activities resulted primarily from our net loss of approximately $3,039,000 offset by the amortization of note discounts of approximately $1,522,000, non-cash interest expense of $539,000, a non-cash charge of $360,186 related to the termination of the Tonaquint financing arrangement, the fair market value of common stock of approximately $250,000 issued in payment for services, approximately $448,000 in stock-based compensation and the net change in operating assets and liabilities of approximately $396,000.  Those factors were partially offset by the non-cash gain of approximately $1,521,000 relating to the change in the estimated fair value of derivative liability.

A decrease in working capital during the six months ended September 30, 2011 in the amount of approximately $355,000 changed our negative working capital position to approximately ($6,488,000) at September 30, 2011 from a negative working capital of approximately ($6,133,000) at March 31, 2011.  The most significant factors in the decrease in working capital noted above were the collection of a $200,000 note receivable and an increase in notes payable of approximately $405,000.

On September 30, 2011, we entered into a contract with the United States of America, issued by SPAWAR Systems Center Pacific, pursuant to a contract award from the Defense Advanced Research Projects Agency (“DARPA”). Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers. The contract program will utilize the Aethlon ADAPTtm system as a core technology component underlying an extracorporeal blood purification device that selectively clears multiple sepsis-enabling particles from circulation to promote recovery and prevent sepsis. Under the contract program, we will also introduce a novel blood pump strategy to reduce or eliminate the systemic administration of anticoagulants normally required during extracorporeal device therapies.

The award from DARPA is a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years, including payments of up to $1,975,047 in the first year. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract.  Under the terms of the contract, we will perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.  Assuming all such work is performed according to the contract terms, we will receive up to $1,975,047 of contract payments during the first twelve months of the contract with the aggregate payment amounts in years two through five varying between approximately $775,000 and $1.6 million. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract.  We will be subject to quarterly reviews by the government to assess performance, milestone achievement and any required modification of the milestone and payment schedules under the contract. There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term.  We commenced work under the contract in October 2011.

Subsequent to September 30, 2011, we received the initial payment under the DARPA contract in the amount of $358,284.

Also subsequent to September 30, 2011, we raised an additional $175,000 in net proceeds from a bridge financing that may yield up to $1 million in total gross proceeds through the private placement of convertible promissory notes and corresponding warrants with accredited investors (see Note 14 - Subsequent Events above for more details of this offering) per the terms of the subscription agreement. There can be no assurance that the entire bridge financing will be subscribed by investors.

In addition to the funds received to date under the DARPA contract and the first closing under the bridge financing and beyond additional fundings under the DARPA contract, we will require additional capital as our current financial resources, while improved, remain insufficient to fund our working capital and other cash requirements for the remainder of our fiscal year ending March 31, 2012. Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations. We are currently addressing our liquidity needs by exploring investment capital opportunities through the private placement of common stock or issuance of additional debt, including the remaining portion of the bridge financing. We believe that our access to additional capital, together with existing cash resources, will be sufficient to meet our short term liquidity needs for fiscal 2012. However, no assurance can be given that we will receive any funds in connection with our capital raising efforts on terms acceptable to the Company, if at all.

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

Subject to the availability of working capital and to fundings under the DARPA contract, we anticipate continuing to increase spending on research and development over the next 12 months. Additionally, associated with our anticipated increase in research and development expenditures, we anticipate purchasing additional amounts of equipment during this period to support our laboratory and testing operations. Operations to date have consumed substantial capital without generating revenues, although the DARPA funding in the December 2011 quarter represents our first revenues, and will continue to require substantial and increasing capital funds to conduct necessary research and development and pre-clinical and clinical testing of our Hemopurifier(R) products, as well as market any of those products that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is dependent for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future, and presently require a minimum of $180,000 per month to sustain operations.

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

ITEM 4.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of a date as of the end of the period covered by this Quarterly Report.

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

As previously reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2011, on or about June 23, 2011, John Barsell filed a complaint against the Company entitled John E. Barsell v. Aethlon Medical, Inc., in the Superior Court of the State of California for the County of San Diego, Case No. 37-2011-00093374 (the “Lawsuit”).  The complaint alleged breach of contract in connection with certain notes in the aggregate principal amount of $200,000 issued by the Company to Barsell in 2009.  On August 15, 2011, the Company and Barsell signed a Settlement Agreement under which we agreed to repay the notes and related accrued interest in cash or in common stock, at the election of the Company, on a monthly basis over approximately a ten month period of time.  In exchange, Barsell dismissed the Lawsuit without prejudice.

ITEM 1A.  RISK FACTORS.

As a Smaller Reporting Company as defined by rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2011, we issued the following securities which were not registered under the Securities Act of 1933, as amended, and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

During the three months ended September 30, 2011, we issued 3,240,219 shares of restricted common stock to holders of notes issued by the Company in exchange for the partial or full conversion of principal and interest of several convertible notes payable in an aggregate amount of $273,078 at an average conversion price of $0.08 per share based upon the conversion formulae in the respective notes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $1,852,810 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At September 30, 2011, we had accrued interest in the amount of $568,086 associated with these notes and accrued liabilities payable.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION.

(a)    None.

(b)    There have been no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.  EXHIBITS.

(a)    Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc. (1)

4.1	Form of Common Stock Purchase Warrant dated September 23, 2011 (2)

10.1	Settlement Agreement dated August 15, 2011 (3)

10.2	Form of Subscription Agreement dated September 23, 2011 (2)

10.3	Form of Promissory Note dated September 23, 2011 (2)

10.4	Form of Subscription Agreement dated November 10, 2011*

10.5	Form of OID Debenture dated November 10, 2011*

10.6	Form of Common Stock Purchase Warrant dated November 10, 2011*

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

(2)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K dated September 28, 2011.

(3)	Incorporated by reference to the filing of such exhibit with the Company’s Quarterly Report on Form 10-Q dated August 22, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: November 17, 2011	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER