Form 10-Q
period 2011-12-31
AETHLON MEDICAL INC
filed 2012-02-16
CIK 882291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

_________________

AETHLON MEDICAL, INC.

(Exact name of registrant as specified in its charter)

_________________

Nevada	000-21846	13-3632859
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

8910 UNIVERSITY CENTER LANE, SUITE 660, SAN DIEGO, CA 92122
(Address of Principal Executive Offices) (Zip Code)

(858) 459-7800
(Registrant’s telephone number, including area code)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

As of February 15, 2012, the registrant had outstanding 111,629,725 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2011 (UNAUDITED) AND MARCH 31, 2011	3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)	5

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II.	OTHER INFORMATION	33

ITEM 1.	LEGAL PROCEEDINGS	33

ITEM 1A.	RISK FACTORS	33

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	33

ITEM 4.	MINE SAFETY DISCLOSURES	33

ITEM 5.	OTHER INFORMATION	33

ITEM 6.	EXHIBITS	34

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets
Cash	$354,804	$15,704
Deferred financing costs	193,749	157,732
Accounts receivable	183,367	—
Note receivable	—	200,000
Interest receivable	—	7,096
Prepaid expenses and other current assets	26,250	29,711
Total current assets	758,170	410,243

Property and equipment, net	2,535	7,785
Patents and patents pending, net	133,108	139,981
Deposits	9,210	9,210
Total assets	$903,023	$567,219

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$634,082	$308,413
Due to related parties	617,570	617,570
Notes payable	584,796	190,000
Convertible notes payable, net of discounts	2,462,825	2,181,852
Derivative liabilities	1,250,705	2,002,896
Accrued liquidated damages	437,800	437,800
Other current liabilities	1,022,436	804,386
Total current liabilities	7,010,214	6,542,917

Commitments and Contingencies (Note 12)

Stockholders' Deficit
Common stock, par value $0.001 per share; 250,000,000 shares authorized as of December 31, 2011 and March 31, 2011; 108,977,508 and 77,467,361 shares issued and outstanding as of December 31, 2011 and March 31, 2011, respectively	108,980	77,469
Additional paid-in capital	45,869,870	42,418,778
Deficit accumulated	(52,086,041)	(48,471,945)
Total stockholders’ deficit	(6,107,191)	(5,975,698)
Total liabilities and stockholders' deficit	$903,023	$567,219

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended December 31, 2011 and 2010

(Unaudited)

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010

REVENUES

Government contract revenue	$958,075	$—	$958,075	$—

OPERATING EXPENSES

Professional fees	427,419	386,828	1,037,613	889,161
Payroll, consulting and related services	487,959	534,747	1,553,514	2,350,825
General and administrative	384,025	125,126	623,712	378,701
Total operating expenses	1,299,403	1,046,701	3,214,839	3,618,687
OPERATING LOSS	(341,328)	(1,046,701)	(2,256,764)	(3,618,687)

OTHER EXPENSE (INCOME)
Loss on extinguishment of debt	—	963,018	—	3,189,942
Loss on settlement of accrued interest and damages	—	—	—	68,703
(Gain) on change in fair value of derivative liability	(74,940)	(430,077)	(1,596,442)	(2,098,954)
Interest and other debt expenses	308,386	594,128	2,594,526	3,346,247
Interest income	(56)	(5,599)	(938)	(19,496)
Other	—	(300,000)	360,185	—
Total other expense (income)	233,390	821,470	1,357,331	4,486,442
NET LOSS	$(574,718)	$(1,868,171)	$(3,614,095)	$(8,105,129)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.03)	$(0.04)	$(0.12)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	107,061,316	70,918,490	98,202,051	67,991,430

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended December 31, 2011 and 2010

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2011	2010
Cash flows from operating activities:

Net loss	$(3,614,095)	$(8,105,129)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	13,858	14,301
Stock based compensation	609,503	1,599,915
Loss on debt extinguishment	—	3,189,942
Fair market value of conditional warrants that subsequently were issued	—	74,652
Non cash interest expense	538,736	1,696,055
Fair market value of common stock, warrants and options issued for services	328,327	590,734
Change in fair value of derivative liabilities	(1,596,442)	(2,098,954)
Issuance of note in convertible note termination	360,186	—
Amortization of debt discount and deferred financing costs	1,703,219	1,301,014
Changes in operating assets and liabilities:
Accounts receivable	(183,367)	—
Prepaid expenses and other assets	10,557	52,260
Accounts payable and other current liabilities	728,432	152,246
Due to related parties	—	20,000
Net cash used in operating activities	(1,101,086)	(1,512,964)

Cash flows from investing activities:
Purchases of property and equipment	(1,735)	(2,541)
Additions to patents and patents pending	—	(6,805)
Net cash used in investing activities	(1,735)	(9,346)

Cash flows from financing activities:
Principal repayments of notes payable	(15,000)	—
Net proceeds from the issuance of convertible notes payable	1,256,921	1,105,000
Proceeds from the issuance of common stock	—	283,600
Proceeds from collection of secured notes receivable	200,000	300,000
Net cash provided by financing activities	1,441,921	1,688,600

Net increase in cash	339,100	166,290

Cash at beginning of period	15,704	67,950

Cash at end of period	$354,804	$234,240

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Nine Month Periods Ended December 30, 2011 and 2010

(Unaudited)

	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$3,636	$—

Income taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities:

Derivative liabilities recorded in connection with embedded conversion feature of convertible notes and/or warrants	$—	$6,980,347

Debt and accrued interest converted to common stock	$1,812,386	$1,075,550

Debt discount recorded in connection with beneficial conversion feature of convertible notes and related warrants	$1,037,901	$1,708,600

Issuance of convertible notes in settlement of accrued legal fees	—	35,469

Reclassification of warrant derivative liability into equity	$263,689	$—

Issuance of shares in connection with restricted stock grant to officer	$—	$600

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2011

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

In prior periods, Aethlon was classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP") as it had not generated revenues from its planned principal operations. In the three months ended December 31, 2011, we began to generate revenues from a government contract and have emerged from the development stage. Subsequent to December 31, 2011, we recorded the first commercial shipment of one of our products to a life sciences company for diagnostics use.

Our common stock is quoted on the Over-the-Counter Bulletin Board administered by the Financial Industry Regulatory Authority ("OTCBB") under the symbol "AEMD.OB."

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2011 was derived from our audited financial statements. Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2011, which includes audited financial statements and footnotes as of March 31, 2011 and for the years ended March 31, 2011 and 2010 and the period January 31, 1984 (Inception) through March 31, 2011.

NOTE 2. LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately $6,252,000, recurring losses from operations and an accumulated deficit of approximately $52,086,000 at December 31, 2011, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. Our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2012 ("fiscal 2012"). Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

On September 30, 2011, we entered into a contract with the United States of America, issued by SPAWAR Systems Center Pacific, pursuant to a contract award from the Defense Advanced Research Projects Agency (“DARPA”). Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers. The award from DARPA is a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years, including payments of up to $1,975,047 in the first year. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract.  Under the terms of the contract, we will perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.  Assuming all such work is performed according to the contract terms, we will receive up to $1,975,047 of contract payments during the first twelve months of the contract with the aggregate payment amounts in years two through five varying between approximately $775,000 and $1.6 million per year. DARPA has the option to extend the contract for years two through five. Only the first year of the contract related to the $1,975,047 has been formally entered into as of the date of this Form 10-Q filing. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract.  There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term.  We commenced work under the contract in October 2011 (See below and Note 12 for additional information regarding revenue recognition).

As of December 31, 2011, we received two initial payments under the DARPA contract totaling $774,708 and billed the government for a third invoice in the amount of $183,367, which is shown as an account receivable on the accompanying balance sheet.

Also during the three months ended December 31, 2011, we raised an additional $384,265 in net proceeds from a bridge financing that may yield up to $1 million in total gross proceeds through the private placement of convertible promissory notes and corresponding warrants with accredited investors (see Note 5 – Convertible Notes for more details of this offering) per the terms of the subscription agreement.

In addition to the funds received to date under the DARPA contract and under the bridge financing and beyond future fundings under the DARPA contract, we will require additional capital as our current financial resources, while improved, remain insufficient to fund our working capital and other cash requirements for the remainder of our fiscal year ending March 31, 2012. Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations. We are currently addressing our liquidity needs by exploring investment capital opportunities through the private placement of common stock or issuance of additional debt, including the remaining portion of the bridge financing. We believe that our access to additional capital, together with existing cash resources, will be sufficient to meet our short term liquidity needs for fiscal 2012. However, no assurance can be given that we will receive any funds in connection with our capital raising efforts on terms acceptable to the Company, if at all.

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

The potentially dilutive common shares outstanding for at December 31, 2011 and 2010, which include common shares underlying outstanding stock options, warrants and convertible debentures, were 114,215,775 and 81,138,329, respectively.

PATENTS

We capitalize the cost of patents, some of which were acquired, and amortize such costs over their estimated useful life, upon issuance of the patent, not to exceed the patent legal life.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred research and development expenses during the three and nine month periods ended December 31, 2011 and 2010, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	December 31,	December 31,
	2011	2010
Three months ended	$536,079	$127,918
Nine months ended	$864,443	$317,345

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's cash, accounts receivable, accounts payable and accrued liabilities approximates their estimated fair values due to the short-term maturities of these financial instruments. The fair value of certain convertible notes and related warrants at December 31, 2011 is $1,250,705 based upon a third party valuation report that we commissioned. Warrants classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We believe that no impairment occurred at or during the three and nine months ended December 31, 2011 and 2010.

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

REVENUE RECOGNITION

With respect to revenue recognition, we entered into a contract with DARPA as discussed above and have recognized revenue during the three months ended December 31, 2011 of $958,075 under such contract. We adopted the Milestone method of revenue recognition for the DARPA contract under ASC 605-28 “Revenue Recognition – Milestone Method” and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method for the quarter ended December 31, 2011.

In order to account for this contract, the Company identifies the deliverables included within the contract and evaluates which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has standalone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

A milestone is an event having all of the following characteristics:

(1) There is substantive uncertainty at the date the arrangement is entered into that the event will be achieved. A vendor’s assessment that it expects to achieve a milestone does not necessarily mean that there is not substantive uncertainty associated with achieving the milestone.

(2) The event can only be achieved based in whole or in part on either: (a) the vendor’s performance; or (b) a specific outcome resulting from the vendor’s performance.

(3) If achieved, the event would result in additional payments being due to the vendor.

A milestone does not include events for which the occurrence is either: (a) contingent solely upon the passage of time; or (b) the result of a counterparty’s performance.

The policy for recognizing deliverable consideration contingent upon achievement of a milestone must be applied consistently to similar deliverables.

The assessment of whether a milestone is substantive is performed at the inception of the arrangement. The consideration earned from the achievement of a milestone must meet all of the following for the milestone to be considered substantive:

(1) The consideration is commensurate with either: (a) the vendor’s performance to achieve the milestone; or (b) the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone;

(2) The consideration relates solely to past performance; and

(3) The consideration is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

A milestone is not considered substantive if any portion of the associated milestone consideration relates to the remaining deliverables in the unit of accounting (i.e., it does not relate solely to past performance). To recognize the milestone consideration in its entirety as revenue in the period in which the milestone is achieved, the milestone must be substantive in its entirety. Milestone consideration cannot be bifurcated into substantive and nonsubstantive components. In addition, if a portion of the consideration earned from achieving a milestone may be refunded or adjusted based on future performance, the related milestone is not considered substantive.

See Note 12 for the additional disclosure information required under ASC 605-28.

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

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the consolidated financial statements and their respective tax basis. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carryforwards. We record a valuation allowance for deferred tax assets when, based on our best estimate of taxable income (if any) in the foreseeable future, it is more likely than not that some portion of the deferred tax assets may not be realized. At March 31, 2011 and December 31, 2011, we had net deferred tax assets relating primarily to tax net operating loss carryforwards and a 100% valuation allowance on such net deferred tax assets. We had no significant current tax provision for any period presented.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, or the Securities and Exchange Commission that in the opinion of management had, or are expected to have a material impact on our present or future consolidated financial statements.

NOTE 4. NOTES PAYABLE

Notes payable, all current liabilities and unsecured, consist of the following at December 31, 2011 and March 31, 2011:

	December 31, 2011		March 31, 2011
	Principal Balance	Accrued Interest	Principal Balance	Accrued Interest
12% Notes payable, past due	$185,000	$291,377	$185,000	$270,562
10% Note payable, past due	5,000	6,188	5,000	4,875
Law Firm Note, past due	34,610	2,480	—	—
Tonaquint Note	360,186	1,776	—	—
Total	$584,796	$301,821	$190,000	$275,437

LAW FIRM NOTE

On August 2 2011, we entered into a Promissory Note with our intellectual property law firm for the amount of $49,610, which represented the amount we owed to that firm. The Promissory Note calls for monthly payments of $5,000 from August 2011 through December 2011. From the period August 2 through December 31, 2011, we made three $5,000 payments, and as a result, have reduced the note balance to $34,610 as of December 31, 2011. The note bears interest at 10% per annum.

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

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following at December 31, 2011:

		Unamortized	Net	Accrued
	Principal	Discount	Amount	Interest
Amended and Restated Series A 12% Convertible Notes, past due	$900,000	$—	$900,000	$135,000
2008 10% Convertible Notes, past due	25,000	—	25,000	10,729
December 2006 10% Convertible Notes, past due	17,000	—	17,000	12,608
May & June 2009 10% Convertible Notes, past due	75,000	—	75,000	61,321
July & August 2009 10% Convertible Notes, past due	32,500	—	32,500	39,773
October & November 2009 10% Convertible Notes, past due	75,000	—	75,000	19,688
February 2010 10% Convertible Note	240,578	—	240,578	21,920
April 2010 10% Convertible Note	75,000	—	75,000	13,625
September 2010 10% Convertible Notes	368,100	—	368,100	58,361
April 2011 10% Convertible Notes	400,400	(384,483)	15,917	30,030
July and August 2011 10% Convertible Notes	357,655	(178,812)	178,843	15,321
September 2011 Convertible Notes	253,760	(142,073)	111,687	—
November 2011 Convertible Notes	525,000	(176,800)	348,200	14,085
Total – Convertible Notes	$3,344,993	$(882,168)	$2,462,825	$432,461

Convertible Notes Payable consisted of the following at March 31, 2011:

		Unamortized	Net	Accrued
	Principal	Discount	Amount	Interest
Amended Series A 10% Convertible Notes, past due	$900,000	$—	$900,000	$33,750
2008 10% Convertible Notes, past due	25,000	—	25,000	7,917
December 2006 10% Convertible Notes, past due	17,000	—	17,000	10,696
May & June 2009 10% Convertible Notes, past due	200,000	—	200,000	33,292
July & August 2009 10% Convertible Notes, past due	87,500	—	87,500	32,020
October & November 2009 10% Convertible Notes	205,250	(17,226)	188,024	30,788
February 2010 10% Convertible Note	715,578	—	715,578	59,273
April 2010 10% Convertible Note	75,000	(73,222)	1,778	7,063
June 2010 12% Convertible Notes, past due	21,189	—	21,189	636
July 2010 6% Convertible Notes	495,343	(494,770)	573	35,107
September 2010 10% Convertible Notes	739,200	(713,990)	25,210	42,709
Total - Convertible Notes	$3,481,060	$(1,299,208)	$2,181,852	$293,251

All of the Convertible Notes Payable in the above tables are unsecured and are presently past due or will be due within one year of the December 31, 2011 balance sheet date. As a result, we expect to amortize all of the remaining discounts during the first half of calendar year 2012.

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

As of December 31, 2010, the Amended and Restated Notes matured and as of December 31, 2011 are in default.

We have begun discussions with the noteholders regarding an extension to the notes but there can be no assurance that we will be able to do so on terms that we deem acceptable or at all.

2008 10% CONVERTIBLE NOTES

One 2008 10% Convertible Note in the amount of $25,000 which matured in January 2010 remains outstanding at December 31, 2011. This note is convertible into our common stock at $0.50 per share. During the fiscal year ended March 31, 2011 we agreed to convert the $20,000 principal and related accrued interest of $5,562 of one holder of the 2008 10% Convertible Note into 127,808 shares of common stock based upon a conversion ratio of $0.20 per share rather than at the stated conversion ratio of $0.50 per share. As a result of this change, we recorded a charge of $15,337 as interest expense in the fiscal year ended March 31, 2011.

DECEMBER 2006 10% CONVERTIBLE NOTES

At December 31, 2011, $17,000 of the December 2006 10% Notes remained outstanding and in default. These notes are convertible into our common stock at $0.17 per share.

MAY & JUNE 2009 10% CONVERTIBLE NOTES

In May and June 2009, we raised an aggregate amount of $350,000 from the sale to accredited investors of 10% convertible notes ("May & June 2009 10% Convertible Notes"). The May & June 2009 10% Convertible Notes matured at various dates between November 2010 through December 2010 and are convertible into our common stock at a fixed conversion price of $0.20 per share prior to maturity. Upon conversion of the May and June 2009 10% Convertible Notes, the note holders will receive a matching three year warrant to purchase unregistered shares of our common stock at a price of $0.20 per share.

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

As a result of the warrant issuances, we recorded charges of $31,550 and $74,652 as additional interest expense in the fiscal years ended March 31, 2010 and 2011, respectively.

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

Following the Settlement Agreement and through December 31, 2011, Barsell converted $125,000 of principal into 2,437,425 shares of our common stock over five monthly issuances. Those share issuances also covered $25,000 in penalties as noted above.

At December 31, 2011, the remaining principal balance of $75,000 was in default (see Note 13).

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

At December 31, 2011, the remaining principal balance of $32,500 was in default.

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

The following conversions of the October & November 2009 10% Convertible Notes took place during the fiscal years ended March 31, 2011 and 2010:

	Fiscal Year Ended	Fiscal Year Ended
	March 31, 2010	March 31, 2011
Principal converted	$70,000	$175,000
Accrued interest converted	$—	$8,750

The following conversions of the October & November 2009 10% Convertible Notes took place during the nine months ended December 31, 2011:

Nine Months Ended
December 31, 2011
Principal converted	$130,250
Accrued interest converted	$21,288

Deferred financing costs of $20,250 incurred in connection with this financing were issued in the form of a convertible note with warrants on the same terms as those received by the investors.  We capitalized the $20,250 of deferred financing costs and amortized them over the term of the notes using the effective interest method.

At December 31, 2011, the remaining principal balance of $75,000 was in default.

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

As provisions of the Extension Agreement resulted in terms that were deemed to be substantially different from the original terms, the exchange of debt instruments was accounted for as a debt extinguishment and we recorded a loss on extinguishment of debt in the amount of $47,701 in the fiscal year ended March 31, 2011 as shown below:

Reacquisition price	$773,582
Less carrying value of notes and related instruments	(725,881)
Loss on extinguishment	$47,701

The following conversions of the February 2010 10% Convertible Note have taken place during the nine months ended December 31, 2011:

Nine Months Ended
December 31, 2011
Principal converted	$475,000
Accrued interest converted	$19,403

On December 29, 2011, we agreed with Gemini to extend the expiration date of the Note to April 1, 2012. There was no fee or any other consideration exchanged in connection with the extension.

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

At December 31, 2011, the principal balance of $75,000 was in default.

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

The following conversions of the September 2010 10% Convertible Note have taken place during the nine months ended December 31, 2011:

Nine Months Ended
December 31, 2011
Principal converted	$375,500
Accrued interest converted	$19,255

At December 31, 2011, the remaining principal balance of $368,100 was in default.

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

At December 31, 2011, the outstanding principal balance was $400,400.

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

NOVEMBER 2011 CONVERTIBLE NOTES

In November 2011, we raised $525,000 in 5% Original Issue Discount Unsecured Convertible Debentures from five accredited investors pursuant to which the investors purchased an aggregate principal amount of $525,000 for an aggregate purchase price of $500,000. The debentures bear interest at 20% per annum and mature on April 20, 2012. The debentures will be convertible at the option of the holders at any time into shares of our common stock, at a conversion price equal to $0.0779, subject to adjustment. In connection with the debentures, the purchasers received warrants to purchase 3,369,706 shares of our Common Stock. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.11, subject to adjustment.

Until December 31, 2012, upon any proposed issuance by us of our common stock or equivalents (or a combination thereof as defined in the subscription agreement) for cash consideration, the purchasers may elect, in their sole discretion, to exchange all or some of the debentures then held by such purchaser for any securities issued in a subsequent financing on a $1.00 for $1.00 basis, provided, however , this right shall not apply with respect to (i) an Exempt Issuance (as defined in the debenture) or (ii) an underwritten public offering of our common stock.

A FINRA registered broker-dealer was engaged as placement agent in connection with the private placement.  We paid the placement agent a cash fee in the amount of $50,000 (representing a 8% sales commission and a 2% unaccountable expense allowance) and will issue the placement agent or its designees warrants to purchase an aggregate of 808,729 shares of common stock at $0.11 per share. The warrants issued to the placement agent may be exercised on a cashless basis. In the event the placement agent exercises the warrants on a cashless basis, we will not receive any proceeds.

The securities sold in the private placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The investors are “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act.

At December 31, 2011, the interest payable on these notes totaled $14,085.

NOTE 6. EQUITY TRANSACTIONS

During the nine months ended December 31, 2011, we issued 24,413,568 shares of restricted common stock in exchange for the partial or full conversion of principal and interest of several convertible notes payable in an aggregate amount of $1,806,879 at an average conversion price of $0.07 per share based upon the conversion formulae in the respective notes.

During the nine months ended December 31, 2011, we issued 3,292,029 shares of stock to service providers for services valued at $328,327 based upon the fair value of the shares issued. Of that aggregate number, 2,864,488 shares of common stock were issued to consultants pursuant to our S-8 registration statements covering our Amended and Restated 2003 Consultant Stock Plan or 2010 Stock Incentive Plan for services valued at $272,077 based upon the fair value of the shares issued. The services were for regulatory affairs, primarily managing our hepatitis C trial in India, and corporate communications.  The average issuance price on the S-8 issuances was approximately $0.09 per share. Additionally, we issued 427,541 restricted shares of common stock to service providers for investor relations valued at $56,250 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.13 per share.

During the nine months ended December 31, 2011, we issued 3,699,914 shares of restricted common stock related to net warrant cashless exercises.

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

We have entered into registration payment arrangements in connection with certain financing arrangements that require us to register the shares of common stock underlying the convertible debt and warrants issued in these financing transactions. Under these agreements we are liable for liquidated damages to the investors if we fail to file and/or maintain effective registration statements covering the specified underlying shares of common stock.

Since we have either failed to file, or failed to maintain the registration obligations under these agreements, as of December 31, 2011 and March 31, 2011 we have accrued estimated aggregate liquidated damages of $437,800 in connection with the liquidated damage provisions of these agreements, which we believe represents our maximum exposure under these provisions.  Accordingly, we do not expect to accrue any further liquidated damages in connection with these agreements.  The actual amount of liquidated damages paid, if any, may differ from our estimates as it is our intention to negotiate with the investors the settlement of liquidated damages due and, as such, the ultimate amounts we may actually pay may be less than the amount currently accrued.

NOTE 8. OTHER CURRENT LIABILITIES

At December 31, 2011 and March 31, 2011, our other current liabilities were comprised of the following items:

	December 31,	March 31,
	2011	2011
Accrued interest	$734,282	$525,336
Accrued legal fees	240,242	236,902
Deferred rent	5,324	5,784
Other	42,588	36,364
Total other current liabilities	$1,022,436	$804,386

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $1,792,210 (as identified in Notes 4 and 5 above) have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At December 31, 2011, we had accrued interest in the amount of $639,958 associated with these defaulted notes in accrued liabilities payable, which are included in the accrued interest numbers noted above (see Notes 4 and 5).

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

Our fair value measurements at the December 31, 2011 reporting date are classified based on the valuation technique level noted in the table below:

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities	$1,250,705	$--	$--	$1,250,705
Total	$1,250,705	$--	$--	$1,250,705

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

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our April 2011 convertible notes, July & August 2011 10% convertible notes and the September 2011 convertible notes and with respect to warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Nine Months Ended December 31, 2011
Risk free interest rate	0.02% - 2.24%
Average expected life	0.25 - 5 years
Expected volatility	51.9% - 128.5%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the nine months ended December 31, 2011:

	April 1, 2011	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	Reclassification of Derivative Liability to Paid in capital	December 31, 2011

Derivative liabilities	$ 2,002,896	$ 1,107,940	($ 1,596,442)	($ 263,689)	$1,250,705

The fair value of derivative liabilities that we recorded in the nine months ended December 31, 2011 was related to our April 2011 convertible note, July & August 2011 10% convertible notes and the September 2011 convertible note offerings (see Note 5) and was based upon an independent valuation report.

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

NOTE 10. STOCK COMPENSATION

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Total share-based compensation expense	$161,440	$252,740	$609,503	$1,599,915

Total share-based compensation expense included in net loss	$161,440	$252,740	$609,503	$1,599,915

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

The following table breaks out the components of our share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and nine months ended December 31, 2011 and 2010.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Vesting of stock options	64,773	153,898	319,503	875,171
Incremental fair value of option modifications	—	2,175	—	499,188
Vesting expense associated with CEO restricted stock grant	96,667	96,667	290,000	225,556
Direct stock grants	—	—	—	—
Total share-based compensation expense	$161,440	$252,740	$609,503	$1,599,915

Total share-based compensation expense included in net loss	$161,440	$252,740	$609,503	$1,599,915

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

We did not issue any stock options during the three and nine months ended December 31, 2011. All of the stock-based compensation expense recorded during the nine months ended December 31, 2011 and 2010, which totaled $609,503 and $1,599,915, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the three months ended December 31, 2011 had no impact on basic and diluted loss per common share and the stock-based compensation expense recorded during the three months ended December 31, 2010 increased basic and diluted loss per common share by $0.01. Stock-based compensation expense recorded during the nine months ended December 31, 2011 increased basic and diluted loss per common share by $0.01 and the stock-based compensation expense recorded during the nine months ended December 31, 2010 increased basic and diluted loss per common share by $0.02.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the nine months ended December 31, 2011 was insignificant.

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

Options outstanding that have vested and are expected to vest as of December 31, 2011 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term in Years

Vested	17,562,026	$0.33	6.18
Expected to vest	2,116,667	$0.25	8.75
Total	19,678,693

At December 31, 2011, there was approximately $969,836 of unrecognized compensation cost related to share-based payments, including the restricted stock grant, which is expected to be recognized over a weighted average period of 1.08 years.

On December 31, 2011, our stock options had a negative intrinsic value since the closing price on that date of $0.05 per share was below the weighted average exercise price of our stock options

In July 2011, our Board ratified a one year consulting agreement with a consultant to provide corporate advisory services. We agreed to pay the consultant a monthly fee of $5,000 in common stock.

NOTE 11.  WARRANTS

A summary of warrant activity during the nine months ended December 31, 2011 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2011	38,675,169	$0.15 - $0.50	$0.31
Exercised	(1,209,623)	$0.231
Issued	22,914,533	$0.10 - $0.125
Cancelled/Expired	(4,428,757)	$0.17 - $0.50
Warrants outstanding at December 31, 2011	55,951,322	$0.10 - $0.25	$0.15
Warrants exercisable at December 31, 2011	55,951,322	$0.10 - $0.25	$0.15

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing model at, and during the nine months ended December 31, 2011:

Risk free interest rate	0.10% - 2.24%
Average expected life	0.78 - 5 years
Expected volatility	82.1% - 86.6%
Expected dividends	None

NOTE 12.  DARPA CONTRACT AND RELATED REVENUE RECOGNITION

As discussed in Note 1, we entered into a government contract with DARPA on September 30, 2011 and commenced work on such contract in October 2011. Only the base year (year one contract) is effective for the parties. Years two through five are subject to DARPA exercising their option to enter into contracts for those years. The year one contract contains eight milestones for which three have been achieved during the quarter ended December 31, 2011 as follows:

Milestone 2.2.1.1 – Write requirements definition for the extracorporeal blood purification system and acquire necessary equipment with a milestone payment of $358,284. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We worked on this concept for a number of months beginning with a presentation to DARPA in late 2010. We subsequently filed for IP protection on certain of the key concepts in March 2011 and our management visited selected potential vendors to work out many of the details in the summer of 2011 before we were awarded the contract on September 30, 2011. We ordered the breadboard device from one of our vendors before the milestone payment was made. We designed the breadboard prototype and then presented the design to DARPA in order to achieve the milestone.

Milestone 2.2.1.2 -- Fabricate breadboard prototypes for anticoagulation-free anti-sepsis extracorporeal system (ASEPSYS) device. Fabricate prototype blood tubing sets. Acquire anti-thrombogenic surface modified hollow fiber plasma separators with a milestone payment $183,367. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. The consideration for this milestone covers the cost of having the breadboard prototype developed to our specifications, hiring an engineer to supervise the project, acquiring specially coated cartridges and associated overhead. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone 2.2.2.1 – Begin to develop the ADAPT device to efficiently capture sepsis precursors and acquire important equipment and supplies with a milestone payment of $426,424. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. It was critically important to obtain certain pieces of lab equipment as early as possible after winning the contract in order to measure the binding ability of sepsis precursors. We demonstrated that we were able to capture one of the identified possible sepsis precursors as part of our submission for approval. The consideration was also designed to cover the salaries of new and existing scientists, lab space, materials as well as fringe and corporate overhead.

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

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. Other than the Barsell matter discussed earlier, we are not presently a party to any pending or threatened material legal proceedings.

LEASES

In October 2009, we entered into two new leases for office and laboratory space. The terms of the new leases are three years and two years, respectively, and the initial base lease payments are $6,045 per month and $1,667 per month, respectively.

On October 4, 2011 we entered into an amendment to extend our lease for our laboratory by an additional three years. The amendment also included additional tenant improvements in the approximate amount of $30,000.

NOTE 14. NOTE RECEIVABLE

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

In February 2011, the investor paid the initial $200,000 amount to us along with related accrued interest of $5,945.  During the three months ended June 30, 2011, the investor paid the second $200,000 amount to us along with accrued interest of $7,863. As a result, we no longer show a note receivable on our condensed consolidated balance sheet as of December 31, 2011.

NOTE 15. RELATED PARTIES

Due to working capital shortages, we have not been able to repay certain members of our senior management and board members for expenses incurred on behalf of the Company and occasionally have been unable to pay those individuals for their services. As of December 31, 2011 and March 31, 2011, we owed our senior management and board members $617,570, which is shown as due to related parties on the accompanying balance sheet.

Note 16. SUBSEQUENT EVENTS

Management has evaluated events subsequent to December 31, 2011 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In January 2012, we shipped a diagnostic product that isolated exosomes from blood serum to a life sciences company and invoiced them for $1,432. We received payment in full under that invoice in February 2012. This represents our first commercial sale, which will be recorded in the March 2012 quarter.

During the period January 1, 2012 through February 15, 2012, we issued 2,255,188 shares of restricted common stock in exchange for the partial or full conversion of principal and interest of several convertible notes payable in an aggregate amount of $111,795 at an average conversion price of $0.05 per share based upon the conversion formulae in the respective notes.

During the period January 1, 2012 through February 15, 2012, we issued 109,529 shares of common stock to a service provider for services valued at $7,667 based upon the fair value of the shares issued. All of those shares were issued pursuant to our S-8 registration statements covering our Amended and Restated 2003 Consultant Stock Plan or 2010 Stock Incentive Plan. The services were for exosome-related research.  The issuance price on the S-8 issuance was approximately $0.07 per share.

During the period January 1, 2012 through February 15, 2012, we issued 287,500 shares of restricted common stock as a patent license payment valued at $17,250.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2010

Revenues

We recorded government contract revenue of $958,075 in the three months ended December 31, 2011. This revenue arose from work performed under our government contract. On September 30, 2011, we entered into a contract with the United States of America, issued by SPAWAR Systems Center Pacific, pursuant to a contract award from the Defense Advanced Research Projects Agency (“DARPA”). Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers. The award from DARPA is a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years, including payments of up to $1,975,047 in the first year. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract.  Under the terms of the contract, we will perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.  Assuming all such work is performed according to the contract terms, we will receive up to $1,975,047 of contract payments during the first twelve months of the contract with the aggregate payment amounts in years two through five varying between approximately $775,000 and $1.6 million. DARPA has the option to enter into the contract for years two through five. Only the contract related to the $1,975,047 has been formally entered into as of the date of this Form 10-Q filing. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract.  There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term.  We commenced work under the contract in October 2011.

As of December 31, 2011, we received two initial payments under the DARPA contract totaling $774,708 and have billed the government for a third invoice in the amount of $183,367, which is shown as an account receivable on our balance sheet.

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2011 were $1,299,403 in comparison with $1,046,701 for the comparable quarter a year ago. This increase of $252,702, or 24%, was due to an increase in general and administrative expenses of $258,899 and an increase in professional fees of $40,591, which were partially offset by a decrease in payroll and related expenses of $46,788.

The $258,899 increase in general and administrative expenses was primarily due to $237,367 of supplies and equipment purchased for the DARPA contract with no comparable expense in the 2010 period.

The $40,591 increase in our professional fees was largely due to an increase in our scientific consulting expense of $109,446, which in turn was primarily due to the cost of the Hepatitis C (HCV) trial in India. We also incurred approximately $40,000 of professional fees related to our DARPA contract. Those increases were partially offset by decreases of $67,075 in legal fees, $32,875 in marketing expenses and a reduction in our Board fees due to a timing difference between periods.

The $46,788 decrease in payroll and related expenses was primarily due to a number of stock option grants in the '10 period that included upfront vesting. The expense related to stock options was $252,740 in the '10 period and $161,191 in the '11 period, a $91,549 decrease. Excluding the change in stock option-related expense, our payroll increased by $44,761 as a result of hiring three new scientists for the DARPA project.

Other Expenses (Income)

Other expenses (income) consist primarily of the change in the fair value of our derivative liability, debt extinguishment charges other expense and interest expense. Other expenses for the three months ended December 31, 2011 were $233,390 in comparison with other expenses of $821,470 for the comparable quarter a year ago.

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the three months ended December 31, 2011, the change in the estimated fair value of derivative liability was a gain of $74,940 and for the three months ended December 31, 2010, the change in estimated fair value was a gain of $430,077.

Interest Expense

Interest expense was $308,386 for the three months ended December 31, 2011 compared to $594,128 in the corresponding prior period, a decrease of $285,742. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	December 31, 2011	December 31, 2010	Change
Interest Expense	$127,654	$113,005	$14,649
Amortization of Deferred Financing Costs	57,179	151,616	(94,437)
Interest recorded in connection with issuance of conditional warrants	—	74,652	(74,652)
Amortization of Note Discounts	123,553	254,855	(131,302)
Total Interest Expense	$308,386	$594,128	$(285,742)

As noted in the above table, the three most significant factors in the $285,742 decrease in interest expense were (a) the $131,302 reduction in the amortization of note discounts, (b) the $74,652 in interest recorded in the 2010 period in connection with the issuance of conditional warrants with no comparable charge in the 2011 period and (c) the $94,437 reduction in amortization of deferred financing costs.

Loss on Extinguishment of Debt

In the three months ended December 31, 2010, we modified the conversion terms of the February 2010 convertible note and related warrant and as a result, we recorded a loss on extinguishment of debt in the amount of $963,018.  That charge was calculated based on the change in fair value of the embedded conversion feature of the Note and in the warrants exchanged both immediately prior to and immediately after the Settlement date, as follows:

Reacquisition price	$1,854,767
Less carrying value of notes and related instruments	(891,749)
Loss on extinguishment	$963,018

We had no loss on extinguishment of debt in the three months ended December 31, 2011.

Net Loss

As a result of our government contract revenue more than offsetting the increased expenses noted above, we recorded a consolidated net loss of approximately $575,000 and $1,868,000 for the quarters ended December 31, 2011 and 2010, respectively.

Basic and diluted loss per common share were ($0.01) for the three month period ended December 31, 2011 compared to ($0.03) for the period ended December 31, 2010.

NINE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2010

Revenues

We recorded government contract revenue of $958,075 in the nine months ended December 31, 2011 as discussed above.

Operating Expenses

Consolidated operating expenses for the nine months ended December 31, 2011 were $3,214,839 in comparison with $3,618,687 for the comparable period a year ago. This decrease of $403,848, or 11%, was primarily due to a decrease in payroll and related expenses of $797,311, which was partially offset by increases in general and administrative expenses of $245,011 and in professional fees of $148,452.

The $797,311 decrease in payroll and related expenses was primarily due to a one-time charge of $491,377 related to the extensions to certain stock option agreements and a number of stock option grants in the '10 period that included upfront vesting. The expense related to stock options was $1,550,908 in the '10 period and $609,502 in the '11 period, a $941,406 decrease. Excluding the change related to stock options, our payroll would have increased by $ 144,095. $88,918 of that payroll increase was due to having our new president on our payroll for the entire nine month period in 2011 versus approximately 2 months in the 2010 period. The remainder of the increase was primarily due to hiring three new scientists in the December 2011 quarter to assist with the DARPA project.

The $245,011 increase in general and administrative expenses was primarily due to $237,367 of supplies and equipment purchased for the DARPA contract with no comparable expense in the 2010 period.

The $148,452 increase in our professional fees was largely due to an increase in our scientific consulting expense of $251,103, which in turn was primarily due to the cost of the HCV clinical trial in India. We also incurred approximately $40,000 of professional fees related to our DARPA contract. Those increases were partially offset by decreases of $89,806 of business development expenses and $44,065 in our accounting fees.

Other Expenses (Income)

Other expenses (income) consist primarily of the change in the fair value of our derivative liability, debt extinguishment charges other expense and interest expense. Other expenses for the nine months ended December 31, 2011 were $1,357,331 in comparison with $4,486,442 for the comparable period a year ago.

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the nine months ended December 31, 2011, the change in the estimated fair value of derivative liability was a gain of $1,596,442 and for the nine months ended December 31, 2010, the change in estimated fair value was a gain of $2,098,954.

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

In the three months ended December 31, 2010, we modified the conversion terms of the February 2010 convertible note and related warrant and as a result, we recorded a loss on extinguishment of debt in the amount of $963,018.  That charge was calculated based on the change in fair value of the embedded conversion feature of the Note and in the warrants exchanged both immediately prior to and immediately after the Settlement date, as follows:

Reacquisition price	$1,854,767
Less carrying value of notes and related instruments	(891,749)
Loss on extinguishment	$963,018

The combination of the $2,226,924 loss on extinguishment related to the Amended and Restated Notes and the $963,018 loss on extinguishment related to the February 2010 convertible note resulted in a total loss on extinguishment of $3,189,942 for the nine months ended December 31, 2010.

We had no loss on extinguishment of debt in the nine months ended December 31, 2011.

Interest Expense

Interest expense was $2,594,526 for the nine months ended December 31, 2011 compared to $3,346,247 in the corresponding prior period, a decrease of $751,721. The various components of our interest expense are shown in the following table:

	Nine Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2010	Change
Interest Expense	$352,571	$341,231	$11,340
Amortization of Deferred Financing Costs	243,878	242,893	985
Liquidated Damages	—	392,000	(392,000)
Interest recorded in connection with issuance of conditional warrants	—	74,652	(74,652)
Interest recorded in connection with warrant extension	—	138,468	(138,468)
Interest recorded in connection with additional derivative liabilities	538,736	1,103,282	(564,546)
Amortization of Note Discounts	1,459,341	1,053,721	405,620
Total Interest Expense	$2,594,526	$3,346,247	$(751,721)

As noted in the above table, the most significant factors in the $751,721 decrease in interest expense were (a) the $564,546 change in the adjustment to derivative liabilities between the periods, (b) the $392,000 charge for liquidated damages in the 2010 period with no comparable charge in the 2011 period, and (c) the $138,468 charge taken in the 2010 period related to the extension of certain warrants with no comparable charge in the 2011 period, all of which were partially offset by the combined $405,620 increase in amortization of note discounts.

Net Loss

As a result of the combination of recording revenue and the decreased expenses noted above, we recorded a consolidated net loss of approximately $3,614,000 and $8,105,000 for the nine month periods ended December 31, 2011 and 2010, respectively.

Basic and diluted loss per common share were ($0.04) for the nine month period ended December 31, 2011 compared to ($0.12) for the nine month period ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We are a medical device company that has begun to generate revenues from a government contract. We are focused on creating innovative devices that address unmet medical needs in cancer, infectious disease and other life-threatening conditions. At the core of our developments is the Aethlon ADAPT™ (Adaptive Dialysis-Like Affinity Platform Technology) system, a medical device platform that converges single or multiple affinity drug agents with advanced plasma membrane technology to create therapeutic filtration devices that selectively remove harmful particles from the entire circulatory system without loss of essential blood components. Approval to embark on human trials is still needed to reach commercial viability of the Hemopurifier® and approval by the U.S. Food and Drug Administration ("FDA"). Successful outcomes of human trials will be required by the regulatory agencies of certain foreign countries where we intend to sell this device. We have submitted an Investigational Device Exemption ("IDE") to the FDA. Some of our patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier® treatment technology.

To date, we have funded our capital requirements for the current operations from revenue from our government contract, net funds received from the public and private sale of debt and equity securities, as well as from the issuance of common stock in exchange for services. Our cash position at December 31, 2011 was approximately $355,000 compared to approximately $16,000, at March 31, 2011, representing an increase of approximately $339,000. During the nine months ended December 31, 2011, operating activities used net cash of approximately $1,101,000, while we received approximately $1,442,000 from financing activities from the issuance of convertible notes and the collection of secured notes receivable. In addition, during this period we used approximately $2,000 in investing activities related to expenditures related to fixed asset acquisitions.

During the nine month period ended December 31, 2011, net cash used in operating activities resulted primarily from our net loss of approximately $3,614,000 offset by the amortization of note discounts of approximately $1,703,000, non-cash interest expense of $539,000, a non-cash charge of $360,186 related to the termination of the Tonaquint financing arrangement, the fair market value of common stock of approximately $328,000 issued in payment for services, approximately $610,000 in stock-based compensation and the net change in operating assets and liabilities of approximately $556,000.  Those factors were partially offset by the non-cash gain of approximately $1,596,000 relating to the change in the estimated fair value of derivative liability.

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

The award from DARPA is a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years, including payments of up to $1,975,047 in the first year. Years two through five are at DARPA’s discretion. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract.  Under the terms of the contract, we will perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.  Assuming all such work is performed according to the contract terms, we will receive up to $1,975,047 of contract payments during the first twelve months of the contract with the aggregate payment amounts in years two through five approximating $4.8 million, assuming DARPA exercises their option to extend the contract for years two through five.. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract.  We will be subject to quarterly reviews by the government to assess performance, milestone achievement and any required modification of the milestone and payment schedules under the contract. There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term.  We commenced work under the contract in October 2011.

During the three months ended December 31, 2011, we received payments under the DARPA contract in the amount of $774,708 and invoiced the government for an additional $183,367 for total revenue recognized of $958,075.

A decrease in working capital during the nine months ended December 31, 2011 in the amount of approximately $119,000 changed our negative working capital position to approximately ($6,252,000) at December 31, 2011 from a negative working capital of approximately ($6,133,000) at March 31, 2011.  The most significant factors in the decrease in working capital noted above were the collection of a $200,000 note receivable and an increase in notes payable of approximately $395,000 and in accounts payable of approximately $326,000, which were partially offset by our $183,367 receivable related to the DARPA contract and the increase in our cash position of approximately $339,000 noted above.

In addition to the funds received to date under the DARPA contract and the fundings under the bridge financing and beyond additional billings under the DARPA contract, we will require additional capital as our current financial resources, while improved, remain insufficient to fund our working capital and other cash requirements for the remainder of our fiscal year ending March 31, 2012. Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations. We are currently addressing our liquidity needs by exploring investment capital opportunities through the private placement of common stock or issuance of additional debt, including the remaining portion of the bridge financing. We believe that our access to additional capital, together with existing cash resources, will be sufficient to meet our short term liquidity needs for fiscal 2012. However, no assurance can be given that we will receive any funds in connection with our capital raising efforts on terms acceptable to the Company, if at all.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to measurement of stock purchase warrants issued with notes payable, beneficial conversion feature of convertible notes payable, impairment of intangible assets, stock compensation, the classification of warrant obligations and evaluation of contingencies.

With the exception of revenue recognition matters, our critical accounting policies have not changed since filing of our annual report on Form 10-K for the year ended March 31, 2011. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

With respect to revenue recognition, we entered into a contract with DARPA as discussed above and have recognized revenue during the three months ended December 31, 2011 of $958,075 under such contract. We adopted the Milestone method of revenue recognition for the DARPA contract under ASC 605-28 “Revenue Recognition – Milestone Method” and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method for the quarter ended December 31, 2011.

In order to account for this contract, the Company identifies the deliverables included within the contract and evaluates which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has standalone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

A milestone is an event having all of the following characteristics:

(1) There is substantive uncertainty at the date the arrangement is entered into that the event will be achieved. A vendor’s assessment that it expects to achieve a milestone does not necessarily mean that there is not substantive uncertainty associated with achieving the milestone.

(2) The event can only be achieved based in whole or in part on either: (a) the vendor’s performance; or (b) a specific outcome resulting from the vendor’s performance.

(3) If achieved, the event would result in additional payments being due to the vendor.

A milestone does not include events for which the occurrence is either: (a) contingent solely upon the passage of time; or (b) the result of a counterparty’s performance.

The policy for recognizing deliverable consideration contingent upon achievement of a milestone must be applied consistently to similar deliverables.

The assessment of whether a milestone is substantive is performed at the inception of the arrangement. The consideration earned from the achievement of a milestone must meet all of the following for the milestone to be considered substantive:

(1) The consideration is commensurate with either: (a) the vendor’s performance to achieve the milestone; or (b) the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone;

(2) The consideration relates solely to past performance; and

(3) The consideration is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

A milestone is not considered substantive if any portion of the associated milestone consideration relates to the remaining deliverables in the unit of accounting (i.e., it does not relate solely to past performance). To recognize the milestone consideration in its entirety as revenue in the period in which the milestone is achieved, the milestone must be substantive in its entirety. Milestone consideration cannot be bifurcated into substantive and nonsubstantive components. In addition, if a portion of the consideration earned from achieving a milestone may be refunded or adjusted based on future performance, the related milestone is not considered substantive.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2011, we issued the following securities which were not registered under the Securities Act of 1933, as amended, and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

During the three months ended December 31, 2011, we issued 7,036,702 shares of restricted common stock to holders of notes issued by the Company in exchange for the partial or full conversion of principal and interest of several convertible notes payable in an aggregate amount of $337,999 at an average conversion price of $0.05 per share based upon the conversion formulae in the respective notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $1,792,210 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At December 31, 2011, we had accrued interest in the amount of $639,958 associated with these notes and accrued liabilities payable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) There have been no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.  EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc. (1)

10.1	Form of Subscription Agreement dated November 10, 2011 (2)

10.2	Form of OID Debenture dated November 10, 2011 (2)

10.3	Form of Common Stock Purchase Warrant dated November 10, 2011 (2)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files

* Filed herewith.

(1)	Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

(2)	Incorporated by reference to the filing of such exhibit with the Company’s Quarterly Report on Form 10-Q dated November 18, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: February 16, 2012	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER