Form 10-K
period 2012-03-31
AETHLON MEDICAL INC
filed 2012-06-29
CIK 882291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ________ to __________

COMMISSION FILE NUMBER 000-21846

AETHLON MEDICAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA	13-3632859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8910 University Center Lane, Suite 660,
San Diego, California	92122
(Address of principal executive office)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (858) 459-7800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

TITLE OF EACH CLASS NONE	NAME OF EACH EXCHANGE ON WHICH REGISTERED NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

COMMON STOCK--$.001 PAR VALUE
(TITLE OF CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  [_]    No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]    No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company.    Yes  [_]    No  [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of September 30, 2011 was approximately $8.2 million, computed by reference to the closing sale price of the common stock of $0.06 per share on the OTC Bulletin Board on September 30, 2011. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Common Stock of the registrant outstanding as of June 28, 2012 was 139,993,381.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

The Aethlon Medical mission is to create innovative medical devices that address unmet medical needs in cancer, infectious disease, and other life-threatening conditions. Our Aethlon ADAPT™ System is a technology platform that delivers therapeutic mechanisms that previously did not exist in the marketplace.

The Aethlon ADAPT™ product pipeline includes the Aethlon Hemopurifier® to address infectious disease and cancer, and HER2osome™ to target HER2+ breast cancer.  We are also developing a medical device and delivery instrument to reduce the incidence of sepsis in combat-injured soldiers and civilians through a contract award from the Defense Advanced Research Projects Agency (DARPA).  The Aethlon ADAPT™ (Adaptive Dialysis-Like Affinity Platform Technology) system converges affinity drug agents and plasma membrane technology to create selective therapeutic filtration devices that target the removal of disease-promoting factors from the entire circulatory system.

The Aethlon Hemopurifier®

Our lead product candidate, the Aethlon Hemopurifier® represents the genesis of the Aethlon ADAPT™ system.  In pre-clinical studies, the Hemopurifier® has demonstrated broad-spectrum capabilities against viral pathogens, immunosuppressive glycoproteins, and exosomes that promote the spread of cancer and other life-threatening disease conditions.  In human studies, safety of the device has been demonstrated in approximately 100 treatment experiences conducted at research hospitals, including the Apollo, Fortis, and Medanta Medicity Institute in India.  Hemopurifier® therapy has been demonstrated to be well tolerated and capable of reducing viral load in HIV and hepatitis C virus (HCV) infected individuals without the administration of antiviral drugs. We are now advancing our Hemopurifier® as an adjunct strategy to improve the benefit of infectious disease and cancer treatment regimens. We have recently disclosed very promising results from Hemopurifier® therapy being administered to HCV-infected individuals in combination with interferon-ribavirin drug therapy.  This study is being conducted at the Medanta Medicity Institute.

Based on studies conducted by both government and non-government research organizations, the Hemopurifier® has also demonstrated the ability to capture a broad-spectrum of viral bioterror and pandemic threats.   The Hemopurifier® is a single-use disposable cartridge designed for implementation within the established infrastructure of dialysis machines and other blood pump systems already located in hospitals and clinics worldwide. To initiate Hemopurifier® therapy, blood circulation is accessed via a catheter or other blood access device.  In design, the Hemopurifier® contains lectin affinity agents that bind to high-mannose structures unique to glycoproteins that coat viruses and immunosuppressive exosomes that are secreted by cancerous tumors. The lectin affinity agent is immobilized to surround approximately 2,800 porous hollow fibers that run the interior length of our device. During Hemopurifier® therapy, viral and exosomal targets are separated from circulation through the fiber walls and away from blood cells and other essential blood components. Once separated, viruses, immunosuppressive glycoproteins, and exosomes are then selectively bound from circulation by the immobilized lectin prior to the occurrence of cell and organ infection or apoptosis of immune cells.

In 2010, we established "good manufacturing practice" (GMP) for the manufacture of the Hemopurifier® in an FDA-approved facility in San Diego, California. We believe the HCV treatment study that we are currently conducting in India will lead to potential commercialization in India, and we are advancing strategies to initiate clinical programs in the United States and the European Union. We believe our Hemopurifier® is positioned to address four significant market opportunities:

1.) Cancer:

The Hemopurifier® addresses a major unmet medical need in cancer, the ability to inhibit the spread of tumor-secreted exosomes or microvesicles.  Exosomes have recently emerged to become a vital therapeutic target as they play an instrumental role in promoting tumor progression by inducing programmed cell death of anti-cancer immune cells.  As a result of inhibiting the immune response, exosomes increase the proliferation and spread of many forms of cancer. The particles also seed the spread of tumor metastasis, promote angiogenesis (essential for tumor survival and growth), increase tumor aggressiveness, and contribute to anti-cancer drug resistance. Exosomes have also been discovered to have immunosuppressive roles in infectious disease and may accelerate the pathogenesis of other disease conditions as they have been reported to induce or amplify inflammatory and pathological conditions including, cardiovascular disease, hypertension, neurodegenerative disorders, diabetes, and rheumatic diseases.

In vitro studies have documented that the Hemopurifier® captures ovarian, breast, lymphoma, melanoma, and colorectal cancer exosomes.  Additionally, the capture of exosomes underlying HIV infection and tuberculosis has also been validated.

2.) Hepatitis-C Virus (HCV):

We are currently conducting an HCV clinical treatment program at the Medanta Medicity (Medicity), which is one of India’s largest multi-super specialty institutes. The goal of our study is to demonstrate the utility of our Hemopurifier(R) as an adjunct therapy to accelerate viral load reduction when administered at the outset of standard of care drug therapy.  We recently reported that the presence of HCV was undetectable in all infected patients that have been treated with the Aethlon Hemopurifier® in combination with peginterferon+ribavirin (PR) drug therapy and monitored for at least ninety days. In the Medicity study, HCV-infected individuals were enrolled to receive up to three, six-hour Hemopurifier® treatments during the first three days of PR drug therapy. To date, Hemopurifier® therapy has been well tolerated in the Medicity study and without device-related adverse events in nine treated patients.  Of these nine patients, six patients were infected with HCV genotype-1; two patients were infected with HCV genotype-3; and one patient was infected with HCV genotype-5.  Of the nine reported patients, seven had been monitored for more than ninety days.  All seven currently maintain undetectable viral load, including three patients who have been monitored for more than 48-weeks.  Two patients initiated Hemopurifier® therapy on April 18th and April 30th and have not yet been monitored for extended viral load suppression.

In addition to demonstrating safety and early efficacy against multiple HCV genotypes, a clinical objective of the Medicity study is to evaluate whether the Hemopurifier® can accelerate HCV eradication to levels associated with treated patients who achieve the highest rate of viral cure, including individuals that previously failed or relapsed PR drug regimens.  In the study, we observed that viral load depletion during the Hemopurifier® + PR drug therapy phase was greatest in hard-to-treat genotype-1 patients with high viral load.  In one treated patient, baseline HCV RNA dropped from 5,800,000 IU/ml to 1,840 IU/ml when measured after the third day of Hemopurifier® + PR therapy, representing a 3.49 log or 99.96% reduction of viral load.  In another patient, baseline HCV RNA dropped from 8,760,000 IU/ml to 4,665 IU/ml when measured on day-3, representing a 3.27 log or 99.96% reduction.  By contrast, a moderate viral load Hemopurifier® patient with baseline HCV RNA of 1,340,000 IU/ml dropped to 54,900 IU/ml when measured on day-3, representing a 1.38 log or 95.9% reduction.

As the result of July 2011 discussions with reviewers at the Center for Devices and Radiological Health (the FDA branch responsible for approving medical devices in the US), we expanded our Medicity protocol to establish a data point that would quantify the amount of HCV captured within the Hemopurifier® during a single treatment.  In one analyzed cartridge, we reported that researchers recovered and measured that approximately 300 billion (300,000,000,000) copies of HCV had been captured within the Hemopurifier® during a single six-hour treatment at the Medicity.  Beyond the impact of inhibiting progeny virus replication, we feel the viral capture data point defines the contribution Hemopurifier® therapy can provide to current and future antiviral drug treatment regimens. We believe such a data point is unprecedented as the previous ability to measure the benefit of HCV therapies has primarily been limited to measuring changes in the amount of virus that can be detected in circulation.  We are now preparing to resubmit an investigational device exemption (IDE) to the FDA that will request permission to initiate human clinical studies in the United States.

3) Human Immunodeficiency Virus (HIV):

Antiviral drug regimens provide HIV infected patients with an effective tool to inhibit disease progression. However, many patients inevitably become resistant to their drug therapies and are left with limited treatment options. We believe our Hemopurifier(R) provides a device-based antiviral and immunotherapeutic mechanism to inhibit the spread of all HIV strains, thus providing fully drug resistant patients with a treatment strategy to inhibit disease progression. In a proof of principal treatment study, our Hemopurifier® reduced viral load by 93% in an HIV-AIDS infected individual without the administration of antiviral drug therapy.  The study protocol provided for 12 Hemopurifier® treatments, each four hours in duration, that were administered over the course of one month.  We have since discovered that the Hemopurifier® is able to capture exosomes that transport NEF protein, which is known to suppress the immune response in HIV-infected individuals.

4.) Bioterror and Pandemic Threats:

Based on established human safety data and pre-clinical studies conducted by government and non-government research institutes, we believe our Hemopurifier® is an advanced broad-spectrum treatment countermeasure against bioterror and pandemic threats, and the sole therapeutic strategy against viral threats that are not treatable with drug or vaccine therapies. Pre-clinical in vitro studies have demonstrated the ability of our Hemopurifier® to capture Ebola Virus, Dengue Virus, Lassa Virus, West Nile Virus, Monkeypox Virus, H5N1 Avian Influenza Virus, the 2009 H1N1 Swine Flu Virus, and the reconstructed H1N1 Spanish Flu of 1918 virus.

EXOSOME SCIENCES, INC.

We established Exosome Sciences (ESI) in October of 2009 as a wholly owned subsidiary to advance diagnostic tools created by our researchers to identify the presence of exosomes in blood and other fluids. The research diagnostic tool resulting from the efforts of our researchers is ELLSA™, an Enzyme Linked Lectin Specific Assay that has been validated to identify the presence of exosomes underlying the human immunodeficiency virus (HIV), tuberculosis (TB), and various forms of cancer, including ovarian, melanoma, breast, lymphoma, and colorectal.  While we have received product orders, our focus is directed toward therapeutic opportunities.  As such, we plan to license or sell ELLSA™ and other related research diagnostic tools.

TRANSITION TO REVENUE STAGE ORGANIZATION

In May of 2011, we introduced and began marketing the Aethlon ADAPT™ system.  On September 30th, 2011, we entered into a $6.8 million multi-year contract with the Defense Advanced Research Projects Agency (DARPA) resulting from our response to a program entitled “Dialysis-Like Therapeutics.”  Under this contract, our tasks include the development of a dialysis-like device to prevent sepsis, a fatal bloodstream infection that is often the cause of death in combat-injured soldiers.  As a result of achieving five contract milestones between October 1, 2011 and March 31, 2012, we reported $1,358,189 in contract revenue at our March 31 fiscal year end.

Only the base year (meaning the first year of the contract) is effective for the parties.  Years two through five are subject to DARPA exercising its option to enter into contracts for those future years.  The year one contract contains eight performance and payment milestones of which five have been achieved during the fiscal year ended March 31, 2012 as follows:

Milestone 2.2.1.1 – Write requirements definition for the extracorporeal blood purification system and acquire necessary equipment with a milestone payment of $358,284. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  We worked on this concept for a number of months beginning with a presentation to DARPA in late 2010.  We subsequently filed for IP protection on certain of the key concepts in March 2011 and our management visited selected potential vendors to work out many of the details in the summer of 2011 before we were awarded the contract on September 30, 2011.  We ordered the breadboard device from one of our vendors before the milestone payment was made.  We designed the breadboard prototype and then presented the design to DARPA in order to achieve the milestone.  The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.  DARPA made the milestone payment in full.

Milestone 2.2.1.2 -- Fabricate breadboard prototypes for anticoagulation-free anti-sepsis extracorporeal system (ASEPSYS) device. Fabricate prototype blood tubing sets. Acquire anti-thrombogenic surface modified hollow fiber plasma separators with a milestone payment of $183,367. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  The consideration for this milestone covers the cost of having the breadboard prototype developed to our specifications, hiring an engineer to supervise the project, acquiring specially coated cartridges and associated overhead. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.  DARPA made the milestone payment in full.

Milestone 2.2.2.1 – Begin to develop the ADAPT device to efficiently capture sepsis precursors and acquire important equipment and supplies with a milestone payment of $416,424. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  It was critically important to obtain certain pieces of lab equipment as early as possible after winning the contract in order to measure the binding ability of sepsis precursors.  We demonstrated that we were able to capture one of the identified possible sepsis precursors as part of our submission for approval.  The consideration was also designed to cover the salaries of new and existing scientists, lab space, materials as well as fringe and corporate overhead.  The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.  DARPA made the milestone payment in full.

Milestone 2.2.2.2 - Perform initial screening of the different proposed capture agents by measuring binding affinity and kinetics using surface plasmon resonance (SPR) or biolayer surface interferometry (BLI) with a milestone payment amount of $216,747. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  We demonstrated that we were able to capture several of the identified possible sepsis precursors as part of our submission for approval.  The consideration was also designed to cover the salaries of new and existing scientists, lab space, materials as well as fringe and corporate overhead.  The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.  DARPA made the milestone payment in full.

Milestone  2.2.1.3 - Assemble and test breadboard ASEPSYS devices.  Evaluate the use of different techniques and approaches to eliminating anticoagulants.  The milestone payment amount was $183,367.  Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  The consideration for this milestone covers the cost of assembling and testing the breadboard prototype that we had developed to our specifications, hiring an engineer to supervise the project, testing specially coated cartridges and associated overhead. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.  The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.  DARPA made the milestone payment in full.

While the above milestones were evaluated and approved by DARPA, there can be no assurance that even if DARPA elects to continue the contract in future years, that we will be able to achieve the required milestones in those future years on time, if at all, or that DARPA's evaluation of the milestone deliveries will result in full payment of the milestones in those future years, if at all.

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

RESEARCH AND DEVELOPMENT

The cost of research and development, all of which has been charged to operations, amounted to approximately $1,089,000 and $440,000 over in the fiscal years ended March 31, 2012 and 2011, respectively.

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

U.S. PATENTS

We have been exclusively assigned all rights to an invention and related patent rights for a method to treat cancer under an assignment agreement with the London Health Science Center Research, Inc. The invention provides for the "Depression of anticancer immunity through extracorporeal removal of microvesicular particles" (including exosomes) for which a patent was recently allowed by the U.S. Patent and Trademark Office (USPTO) and patent applications have been filed abroad. The agreement provides that we are responsible for paying certain patent application and filing costs as well as a 2% royalty on any future net sales. Under the license agreement, we own the patents outright.

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

The following table lists our issued patents and patent applications, including their ownership status:

PATENTS ISSUED IN THE UNITED STATES

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED
This patent was allowed in June 2012	Extracorporeal removal of microvesicular particles (exosomes)	This patent has been allowed and will issue later in 2012	Owned
7,226,429	Method for removal of viruses from blood by lectin affinity hemodialysis	01/20/04	Owned
6,528,057	Method for removal of HIV and other viruses from blood	03/04/03	Licensed

PATENT APPLICATIONS IN THE UNITED STATES

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
11/756543	Method for removal of viruses from blood by lectin affinity hemodialysis	05/31/07	Owned
PCT/US2006/027746	Removal of growth factors during surgery	07/20/08	Licensed
12/600236	Device and method for purifying virally infected blood	5/12/11	Owned
13/351166	Affinity capture of circulating cancer biomarkers	1/16/12	Owned
13/049804	Methods and systems for reducing viral load of hepatitis C virus in hemodialysis patients	3/16/11	Owned
12/996000	Enhanced antiviral therapy methods and devices	5/26/11	Owned
61/537530	Methods and compositions for the treatment of breast cancer	9/21/11	Owned

INTERNATIONAL PATENTS:

INTERNATIONAL PATENTS ISSUED

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED
2,353,399	Method for removal of viruses from blood by lectin affinity hemodialysis	01/20/04	Owned
770,344	Method for removal of HIV and other viruses from blood	06/03/04	Licensed
69929986.1-08	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
1,109,564	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
1,109,564	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
1,109,564	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
1,109,564	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
2342203	Method for removal of HIV and other viruses from blood	03/01/11	Licensed

INTERNATIONAL PATENT APPLICATIONS (SOME MAY MOVE TO THE US DURING NATIONAL PHASE OF APPLICATION PROCESS)

		FILING	OWNED OR
APPLICATION #	APPLICATION NAME	DATE	LICENSED
4,703,673	Method for removal of viruses from blood by lectin affinity hemodialysis	01/20/04	Owned
2,516,403	Method for removal of viruses from blood by lectin affinity hemodialysis	01/20/04	Owned
200,480,006,996	Method for removal of viruses from blood by lectin affinity hemodialysis	01/20/04	Owned
0	Method for removal of viruses from blood by lectin affinity hemodialysis	01/00/00	Owned
2006-501076	Method for removal of viruses from blood by lectin affinity hemodialysis	01/20/04	Owned
PCT/US2008/063946	Method for removal of viruses from blood by lectin affinity hemodialysis	05/16/08	Owned
8201/DELNP/2009	Method for removal of viruses from blood by lectin affinity hemodialysis	05/16/08	Owned
PCT/US2009/066626	Affinity capture of circulating cancer biomarkers	12/03/09	Owned
PCT/US2008/016922	Method and apparatus for increasing containment clearance rates during extracorporeal fluid treatment	12/19/08	Owned
PCT/US2007/006101	Extracorporeal removal of microvesicular particles(exosomes)	03/09/07	Licensed
7,752,779	Extracorporeal removal of microvesicular particles(exosomes)	03/09/07	Licensed
9,104,741	Extracorporeal removal of microvesicular particles(exosomes)	03/09/07	Licensed
PCT/US2007/006101	Extracorporeal removal of microvesicular particles(exosomes)	08/12/08	Licensed
8139/DELNP/2008	Extracorporeal removal of microvesicular particles(exosomes)	03/09/07	Licensed
PCT/US2009/046123	Device and method for purifying virally infected blood in combination with antiviral therapies		Owned
PCT/US2009/057013	Methods and systems for reducing viral load of hepatitis C virus in hemodialysis patients		Owned
PCT/US2006/027746	Removal of growth factors during surgery	07/18/06	Licensed
6,787,633	Removal of growth factors during surgery	05/27/08	Licensed
PCT/US2006/027746	Removal of growth factors during surgery	07/20/08	Licensed
PCT/US2006/027746	Removal of growth factors during surgery	07/31/08	Licensed
PCT/US2011/043265	Methods and Compositions for quantifying exosomes	7/7/11	Owned
PCT/US2012/031658	Methods and Devices Comprising Extracorporeal Blood Flow	3/30/12	Owned

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

TRADEMARKS

We have obtained registered trademarks in the United States for the Hemopurifier®, Aethlon Medical® and Aethlon Medical, Inc. and have adopted the Aethlon ADAPT™ and ELLSA trademarks in the United States. We have applied for a trademark on Hemopurifier in India and that application is currently pending.

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

On November 7, 2006 we entered into an exclusive assignment agreement with the London Health Science Center Research, Inc. and Thomas Ichim under which an invention and related patent rights for a method to treat cancer were assigned to the Company. The invention provides for the "Extracorporeal removal of Microvesicular Particles" for which a patent has been allowed in the United States by the USPTO as of June 2012. The agreement provides that we will pay certain patent application and filing costs as well as a 2% royalty on any future net sales.  Under the license agreement, we own the patents outright.

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

Clinical trials are almost always required to support an FDA premarket application. In the United States, these trials generally require submission of an application for an Investigational Device Exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trial sites and in accordance with FDA regulations, including but not limited to those relating to good clinical practices. We are also required to obtain patients' informed consent that complies with both FDA requirements and state and federal privacy regulations. We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may be equivocal or may otherwise not be sufficient to obtain approval of the product.

PERVASIVE AND CONTINUING U.S. REGULATION

Should our device be cleared for market use in the United States by the FDA, numerous regulatory requirements continue to apply. These include:

·
FDA's Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

·	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;

·	clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;

·
medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

·	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

INTERNATIONAL REGULATIONS AND CLINICAL TRIALS

International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA market approval, and the requirements can vary from region to region.

With respect to our clinical programs in India, we have been advised that safety and efficacy observations resulting from Hemopurifier® therapy administration provide a basis to initialize commercialization on a hospital-by-hospital basis with approval of the institutional review boards (IRBs) of such hospitals.  However, medical device regulation could emerge from the Indian government that could increase our clinical and commercialization challenges.

At present, our focus is directed toward the successful completion of Hepatitis-C treatment studies being conducted at the Medanta Medicity Hospital in India.  Once this study has been completed and commercialization initiated at that hospital, we will then approach the IRBs of other hospitals regarding potential expansion of the Hemopurifier® therapy distribution channel within India.

GMP manufacturing of our Hemopurifier® occurs in collaboration with a contract manufacturer based in San Diego, California.  We have registered our contract manufacturing arrangement with the FDA and we have since received an export license from the FDA that allows the export our Hemopurifier® for commercial purposes to India.

The primary regulatory environment in Europe is that of the European Union, which has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear a CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer's quality system and specific testing of the manufacturer's device. Such an assessment is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certifications are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. We have not yet initiated clinical trials in the European Union.

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

EMPLOYEES

At June 28, 2012, we had nine full-time employees, comprised of our Chief Executive Officer, our President, our Chief Science Officer, our Chief Financial Officer, four research scientists and an executive assistant. We utilize, whenever appropriate, contract and part-time professionals in order to conserve cash and resources. We currently employ two corporate communications groups on a part-time basis. We also use several consultants to assist us with certain portions of the work under our DARPA contract.  We believe our employee relations are good. None of our employees are represented by a collective bargaining unit.

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

RISKS RELATING TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

We have yet to establish any history of profitable operations. While we began to generate revenues during the fiscal year ended March 31, 2012, primarily from our contract with DARPA, our revenues have not been sufficient to cover our cost of operations.  We have incurred net losses of $8,111,340 and $5,711,435 for the fiscal years ended March 31, 2012 and 2011, respectively. At March 31, 2012 and 2011, we had an accumulated deficit of $(56,583,285) and $(48,471,945), respectively.

Future profitability, if any, will require the successful commercialization of our Hemopurifier(R) technology, other products that may emerge from our Aethlon ADAPT™ platform or from additional government contract or grant income. No assurances can be given when or if this will occur or that we will ever be profitable.

WE HAVE RECEIVED AN EXPLANATORY PARAGRAPH FROM OUR AUDITORS REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our independent registered public accounting firm noted in their report accompanying our financial statements for our fiscal year ended March 31, 2012 that we have a significant accumulated deficit, had a working capital deficit and that a significant amount of additional capital will be necessary to advance the development of our products to the point at which we may become commercially viable and stated that those conditions raised substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements for the year ended March 31, 2012 describes management's plans to address these matters. We cannot assure you that our business plans will be successful in addressing these issues. This explanatory paragraph about our ability to continue as a going concern could affect our ability to obtain additional financing at favorable terms, if at all, as it may cause investors to lose faith in our long-term prospects. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS.

Should the financing we require to sustain our working capital needs be unavailable to us on reasonable terms when we require it, if at all, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects. If we cannot raise operating capital, we may be forced to cease operations.

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

We rely upon third party licenses for the development of specific uses for our Hemopurifier® devices, including in the area of cancer treatment. Specifically, we are researching, developing and testing cancer-related applications for our devices under a license with Boston University and with the London Health Science Center Research, Inc. and Mr. Thomas Ichim. Should either of these licenses be prematurely terminated for any reason, or if the patents and intellectual property owned by such entities that we have licensed should be challenged or defeated by third parties, our research efforts could be materially and adversely effected. There can be no assurances that these licenses will continue in force for as long as we require for our research, development and testing of cancer treatments. There can be no assurances that should these licenses terminate, or should the underlying patents and intellectual property be challenged or defeated, that suitable replacements can be obtained or developed on terms acceptable to the Company, if at all.

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

Our competitors are developing vaccine candidates, which could compete with the Hemopurifier(R) medical device candidates we are developing. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases we target that:

·	are more effective;

·	have fewer or less severe adverse side effects;

·	are better tolerated;

·	are more adaptable to various modes of dosing;

·	are easier to administer; or

·	are less expensive than the products or product candidates we are developing.

Even if we are successful in developing effective Hemopurifier(R) and other Aethlon ADAPT™ based-products, and obtain FDA and other regulatory approvals necessary for commercializing them, our products may not compete effectively with other successful products. Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Our competitors may succeed in developing and marketing products that are either more effective than those that we may develop, alone or with our collaborators, or that are marketed before any products we develop are marketed.

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

We have outstanding promissory notes in the aggregate principal amount of $1,524,710, which are currently overdue. We have no means to repay the notes unless and until we raise new capital or generate a higher level of revenues.  Although the majority of these notes are convertible into our common stock at various rates and prices, there can be no assurance that the holders of these notes will opt to convert some or all of the principal and interest due and owing on the notes in lieu of cash repayment. If we are unable to raise new capital we may be unable to satisfy these note obligations. We may become the subject of multiple litigation claims seeking to recover payment on the notes.  New investors may be reluctant to fund new capital to the Company while these notes are overdue and outstanding. We will attempt to negotiate extensions for the payment and other restructure of the notes as a method of curing the defaults, but there can be no assurance that such extensions or restructures will be on terms favorable to the Company, if at all. If we are unable to satisfy the notes, or restructure them, we may be unable to raise new capital and we may be subject to litigation claims, either of which could cause us to cease operations.

WE HAVE LIMITED MANUFACTURING EXPERIENCE.

To achieve the levels of production necessary to commercialize our Hemopurifier(R) and other future Aethlon ADAPTTM-based products, we will need to secure manufacturing agreements with contract manufacturers which comply with good manufacturing practice standards and other standards prescribed by various federal, state and local regulatory agencies in the U.S. and any other country of use.

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

OUR AETHLON ADAPTTM TECHNOLOGY MAY BECOME OBSOLETE.

Our Aethlon ADAPTTM products may be made unmarketable by new scientific or technological developments where new treatment modalities are introduced that are more efficacious and/or more economical than our Aethlon ADAPTTM products. The Homeland Security industry is growing rapidly with many competitors trying to develop products or vaccines to protect against infectious disease. Any one of our competitors could develop a more effective product which would render our technology obsolete.

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

Our success depends to a critical extent on the continued services of our Chief Executive Officer, James A. Joyce, our Chief Science Officer, Richard H. Tullis and our President, Rodney S. Kenley. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The loss of Dr. Tullis would harm the clinical development of our products due to his unique experience with the Aethlon ADAPTTM technology. The loss of Dr. Tullis, Mr. Joyce and/or Mr. Kenley would be detrimental to our growth as they possess unique knowledge of our business model and infectious disease which would be difficult to replace within the biotechnology field. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although Mr. Joyce and Dr. Tullis have signed employment agreements providing for their continued service to our company, these agreements will not preclude them from leaving our company. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers.

OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND COULD ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT.

We currently have an extremely small staff comprised of nine full-time employees consisting of our Chief Executive Officer, our President, our Chief Science Officer, our Chief Financial Officer, four research scientists and an executive assistant. We utilize, whenever appropriate, contract and part-time professionals in order to conserve cash and resources. We currently employ two corporate communications groups on a part-time basis.  We also use several consultants to assist us with certain portions of the work under our DARPA contract. Although we believe that these employees and consultants will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personal. Competition for these individuals, especially in San Diego where many biotechnology companies are located, is intense and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

WE PLAN TO GROW RAPIDLY, WHICH WILL PLACE STRAINS ON OUR MANAGEMENT TEAM AND OTHER COMPANY RESOURCES TO BOTH IMPLEMENT MORE SOPHISTICATED MANAGERIAL, OPERATIONAL AND FINANCIAL SYSTEMS, PROCEDURES AND CONTROLS AND TO TRAIN AND MANAGE THE PERSONNEL NECESSARY TO IMPLEMENT THOSE FUNCTIONS. OUR INABILITY TO MANAGE OUR GROWTH COULD IMPEDE OUR ABILITY TO GENERATE A SIGNIFICANT LEVEL OF REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

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

The Hemopurifier(R) and related treatment approaches are protected by two issued U.S. patents and eight issued international patents. We have been notified that another patent will issue in the U.S.  We have also applied for seven additional U.S. patents and twenty-two additional international patents.

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

·	The FDA may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied.

·	The FDA may require additional testing for safety and effectiveness.

·	The FDA may interpret data from pre-clinical testing and clinical trials in different ways than we interpret them.

·	If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution.

·	The FDA may change their approval policies and/or adopt new regulations.

Failure to comply with these or other regulatory requirements of the FDA may subject us to administrative or judicially imposed sanctions, including:

·	warning letters;

·	civil penalties;

·	criminal penalties;

·	injunctions;

·	product seizure or detention;

·	product recalls; and

·	total or partial suspension of productions.

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

Our business prospects will depend on our ability to complete clinical trials, obtain satisfactory results, obtain required regulatory approvals and successfully commercialize our Hemopurifier(R) product candidates. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

·	serious adverse events related to our medical device candidates;

·	unsatisfactory results of any clinical trial;

·	the failure of our principal third-party investigators to perform our clinical trials on our anticipated schedules; and/or

·	different interpretations of our pre-clinical and clinical data, which could initially lead to inconclusive results.

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

Our potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including the:

·	lack of adequate quality or sufficient prevention benefit, or unacceptable safety during pre-clinical studies or clinical trials;

·	failure to receive necessary regulatory approvals;

·	existence of proprietary rights of third parties; and/or

·	inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

THE PATENTS WE OWN COMPRISE A MAJORITY OF OUR ASSETS WHICH COULD LIMIT OUR FINANCIAL VIABILITY.

The Hemopurifier(R) and our Aethlon ADAPTTM technology is protected by two issued U.S. patents and eight issued international patents. We have been notified that another patent will issue in the U.S.  One of the U.S. patents is covered via an exclusive license. Our exclusive license expires March 2020 and is subject to termination if the inventors have not received a minimum of $15,000 in any year during the term beginning in the second year after the FDA approves the Hemopurifier(R). These patents comprise a majority of our assets. At March 31, 2012, our intellectual property assets comprise 92% of our non-current assets, and 16% of total assets. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition as a majority of our assets would lose their value. Further, since the financial value of our patents is written down for accounting purposes over the course of their term until they expire, our assets comprised of patents will continually be written down until they lose value altogether.

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

RISKS RELATED TO OUR DEPENDENCE ON U.S. GOVERNMENT CONTRACTS

WE HAVE DERIVED SUBSTANTIALLY ALL OF OUR REVENUE FROM OUR CONTRACT WITH THE U.S. GOVERNMENT. IF THE U.S. GOVERNMENT CHOOSES NOT TO PICK UP THE FUTURE YEARS UNDER OUR CONTRACT, OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS COULD BE MATERIALLY HARMED.

We have derived and expect for the near future to continue to derive substantially all of our revenue from revenue under our DARPA contract.  If DARPA chooses not to continue our contract in years two through five of the contract, our revenues could be substantially reduced.  Any reduction in our revenues could have a material and adverse effect on our business and operations.

WE MAY FAIL TO OBTAIN ADDITIONAL GOVERNMENT CONTRACTS TO DEVELOP OUR AETHLON ADAPTTM TECHNOLOGY FOR BIODEFENSE APPLICATIONS.

The U.S. Government has undertaken commitments to help secure improved countermeasures against bioterrorism and improved medical treatments for U.S. armed forces. Over the past fiscal year, we were successful in entering in to a contract with DARPA.  However, there can be no assurance that we will be successful in obtaining additional government grants or contracts.  The process of obtaining government contracts is lengthy with the uncertainty that we will be successful in obtaining announced grants or contracts for therapeutics as a medical device technology. Accordingly, we cannot be certain that we will be awarded any additional U.S. Government grants or contracts utilizing our Hemopurifier(R) platform technology.

U.S. GOVERNMENT AGENCIES HAVE SPECIAL CONTRACTING REQUIREMENTS, WHICH CREATE ADDITIONAL RISKS.

Our business plan to utilize the Aethlon ADAPT™ system, a medical device platform that converges single or multiple affinity drug agents with advanced plasma membrane technology to create therapeutic filtration devices that selectively remove harmful particles from the entire circulatory system, may involve contracts with the U.S. Government. U.S. Government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. Government to unilaterally:

·	suspend or prevent us for a period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;

·	audit and object to our contract-related costs and fees, including allocated indirect costs;

·	control and potentially prohibit the export of our products; and

·	change certain terms and conditions in our contracts.

As a U.S. Government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and would be subject to periodic audits and reviews. As part of any such audit or review, the U.S. Government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, if an audit or review uncovers any improper or illegal activity, we would possibly be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. Although we have not had any government audits and reviews to date, future audits and reviews could cause adverse effects. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of our research and development costs, and some marketing expenses, would possibly not be reimbursable or allowed under such contracts. Further, as a U.S. Government contractor, we would be subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not.

OUR BUSINESS MAY BE HARMED AS A RESULT OF THE GOVERNMENT CONTRACTING PROCESS, WHICH MAY BE A COMPETITIVE BIDDING PROCESS THAT INVOLVES RISKS AND REQUIREMENTS NOT PRESENT IN COMMERCIAL CONTRACTING.

We expect that a significant portion of our near-term business will be under government contracts or subcontracts awarded through competitive bidding. Competitive bidding for government contracts presents a number of risks or requirements, some of which are not typically present in the commercial contracting process, including:

▪	the commitment of substantial time and attention of management and key employees to the preparation of bids and proposals for contracts that may not be awarded to us;
▪	the need to accurately estimate the resources and cost structure that will be required to perform any contract that we might be awarded;
▪	the possibility that we may be ineligible to respond to a request for proposal issued by the government;
▪	the submission by third parties of protests to our responses to requests for proposal that could result in delays or withdrawals of those requests for proposal; and
▪
if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, the potential that we may incur expenses or delays, and that any such protest or challenge would result in the resubmission of bids based on modified specifications, or in termination, reduction or modification of the awarded contract.

The U.S. Government may choose not to award us future contracts for the development of Aethlon ADAPTTM-based products and other biodefense product candidates that we are developing, and may instead award such contracts to our competitors. If we are unable to win particular contracts, we may not be able to operate in the market for products that are provided under those contracts for a number of years.  Additionally, if we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure and, if applicable, perform such contract awards, our growth strategy and our business, financial condition and operating results could be materially and adversely affected.

THE SUCCESS OF OUR BUSINESS WITH THE U.S. GOVERNMENT DEPENDS ON OUR COMPLIANCE WITH REGULATIONS AND OBLIGATIONS UNDER OUR U.S. GOVERNMENT CONTRACTS AND VARIOUS FEDERAL STATUTES AND REGULATIONS.

Our business with the U.S. Government is subject to specific procurement regulations and a variety of other legal compliance obligations. These laws and rules include those related to:

§	procurement integrity;
§	export control;
§	government security;
§	employment practices;
§	protection of the environment;
§	accuracy of records and the recording of costs; and
§	foreign corrupt practices.

In addition, before awarding us any future contracts, the U.S. Government could require that we respond satisfactorily to a request to substantiate our commercial viability and industrial capabilities. Compliance with these obligations increases our costs. Failure to comply with these regulations and requirements could lead to suspension or debarment, from government contracting or subcontracting for a period of time. The termination of a government contract or relationship as a result of our failure to satisfy any of these obligations would have a negative impact on our operations and harm our reputation and ability to procure other government contracts in the future.

THE PRICING UNDER OUR FIXED PRICE GOVERNMENT CONTRACT IS BASED ON ESTIMATES OF THE TIME, RESOURCES AND EXPENSES REQUIRED TO PERFORM THOSE CONTRACTS. IF OUR ESTIMATES ARE NOT ACCURATE, WE MAY NOT BE ABLE TO EARN AN ADEQUATE RETURN OR MAY INCUR A LOSS UNDER THESE CONTRACTS.

Our contract with DARPA is on a firm fixed price basis.  We expect that our future contracts with the U.S. Government also may be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any costs in excess of the fixed price. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of a fixed price contract or cause a loss, which could in turn harm our operating results.

UNFAVORABLE PROVISIONS IN GOVERNMENT CONTRACTS, SOME OF WHICH MAY BE CUSTOMARY, MAY HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

Government contracts customarily contain provisions that give the U.S. Government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the U.S. Government to:

§	terminate existing contracts, in whole or in part, for any reason or no reason;
§	unilaterally reduce or modify contracts or subcontracts, including by imposing equitable price adjustments;
§	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
§	decline to exercise an option to renew a contract;
§	exercise an option to purchase only the minimum amount, if any, specified in a contract;
§	decline to exercise an option to purchase the maximum amount, if any, specified in a contract;
§	claim rights to products, including intellectual property, developed under the contract;
§	take actions that result in a longer development timeline than expected;
§	direct the course of a development program in a manner not chosen by the government contractor;
§	suspend or debar the contractor from doing business with the government or a specific government agency;
§	pursue criminal or civil remedies under the False Claims Act and False Statements Act; and
§	control or prohibit the export of products.

Generally, government contracts contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. Government’s convenience. Under general principles of government contracting law, if the U.S. government terminates a contract for convenience, the other party to that contract may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the U.S. Government terminates a contract for default, the defaulting company is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. Our government contract and future contracts could be terminated under these circumstances. Some U.S. Government contracts grant the U.S. Government the right to use, for or on behalf of the U.S. Government, any technologies developed by the contractor under the government contract. If we were to develop technology under a contract with such a provision, we might not be able to prohibit third parties, including our competitors, from using that technology in providing products and services to the U.S. Government.

OUR BUSINESS IS SUBJECT TO AUDIT BY THE U.S. GOVERNMENT AND A NEGATIVE AUDIT COULD ADVERSELY AFFECT OUR BUSINESS.

U.S. Government agencies such as the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

§	termination of contracts;
§	forfeiture of profits;
§	suspension of payments;
§	fines; and
§	suspension or prohibition from conducting business with the U.S. government.

In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

LAWS AND REGULATIONS AFFECTING GOVERNMENT CONTRACTS MAKE IT MORE COSTLY AND DIFFICULT FOR US TO SUCCESSFULLY CONDUCT OUR BUSINESS.

We must comply with numerous laws and regulations, including those relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under these contracts. These laws and regulations affect how we conduct business with federal, state and local government agencies. Among the most significant government contracting regulations that affect our business are:

§
the Federal Acquisition Regulations, and agency-specific regulations supplemental to the Federal Acquisition Regulations, which comprehensively regulate the procurement, formation, administration and performance of government contracts;

§
the business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act and the FCPA;

§	export and import control laws and regulations; and
§	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

These domestic and foreign laws and regulations affect how we and our customers conduct business and, in some instances, impose additional costs on our business. Any changes in applicable laws and regulations could restrict our ability to maintain our existing contracts and obtain new contracts, which could limit our ability to conduct our business and materially and adversely affect our revenues and results of operations.

AS A U.S. GOVERNMENT CONTRACTOR, WE ARE SUBJECT TO A NUMBER OF PROCUREMENT RULES AND REGULATIONS.

Government contractors must also comply with specific procurement regulations and other requirements. These requirements, although customary in government contracts, impact our performance and compliance costs. In addition, current U.S. Government budgetary constraints could lead to changes in the procurement environment, including the DoD’s recent initiative focused on efficiencies, affordability and cost growth and other changes to its procurement practices. If and to the extent such changes occur, they could impact our results of operations and liquidity, and could affect whether and, if so, how we pursue certain opportunities and the terms under which we are able to do so.

In addition, failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition. Our failure to comply with these regulations and requirements could also lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, protection of the environment, accuracy of records and the recording of costs, and foreign corruption. The termination of our government contract as a result of any of these acts could have a negative impact on our results of operations and financial condition and could have a negative impact on our reputation and ability to procure other government contracts in the future.

WE DEPEND ON COMPONENT AVAILABILITY, SUBCONTRACTOR PERFORMANCE AND OUR KEY SUPPLIERS TO MANUFACTURE AND DELIVER OUR PRODUCTS AND SERVICES.

We are dependent upon the delivery by suppliers of materials and the assembly by subcontractors of major components and subsystems used in our products in a timely and satisfactory manner and in full compliance with applicable terms and conditions. Some products require relatively scarce raw materials. We are generally subject to specific procurement requirements, which may, in effect, limit the suppliers and subcontractors we may utilize. In some instances, we are dependent on sole-source suppliers. If any of these suppliers or subcontractors fails to meet our needs, we may not have readily available alternatives. In addition, some of our suppliers or subcontractors may be impacted by the recent global financial crisis, which could impair their ability to meet their obligations to us. If we experience a material supplier or subcontractor problem, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. We could also incur additional costs in addressing such a problem. Any of these events could have a negative impact on our results of operations and financial condition.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended March 31, 2012, the high and low closing sale prices of a share of our common stock were $0.15 and $0.05, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenue or profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology as a viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

A DTC “CHILL” ON ELECTRONIC CLEARING OF TRADES IN OUR COMMON STOCK MAY AFFECT THE LIQUIDITY OF OUR STOCK AND OUR ABILITY TO RAISE CAPITAL.

In September 2011, The Depositary Trust Company (DTC) placed a "chill" on the electronic clearing of trades in our shares which has led to some brokerage firms to be unwilling to accept certificates and/or electronic deposits of of our stock and also some will not accept trades in our shares altogether. We have sought advice from third parties on removal of the DTC chill and have initiated dialogue with the DTC in order to seek resolution, but can make no assurances when and/or if the “chill” we be lifted.

The DTC chill affects the liquidity of our shares which may make it difficult to purchase or sell shares in the open market. It may also have an adverse effect on our ability to raise capital since investors may be unable to resell shares into the market. Our inability to raise capital on terms acceptable to us, if at all, could have a material and adverse effect on our business and operations..

OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN OR CONTROL APPROXIMATELY 13.5% OF OUR OUTSTANDING COMMON SHARES AS OF JUNE 29, 2011, WHICH MAY LIMIT YOUR ABILITY OR THAT OF OTHER SHAREHOLDERS, WHETHER ACTING INDIVIDUALLY OR TOGETHER, TO PROPOSE OR DIRECT THE MANAGEMENT OR OVERALL DIRECTION OF OUR COMPANY. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN YOU RECEIVING A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON SHARES.

As of June 28, 2012, our officers and directors beneficially own or control approximately 13.5% of our outstanding common shares (assuming the exercise of all outstanding options and warrants held by our officers and directors). These persons will have the ability to substantially influence all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

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

As of March 31, 2012, there are outstanding purchase options and warrants entitling the holders to purchase 77,224,039 common shares at a weighted average exercise price of $0.18 per share. That figure includes 1,305,230 warrants that are conditional upon the exercise of other warrants or conversion of certain convertible debt instruments. There are 56,560,374 shares underlying promissory notes convertible into common stock at a weighted average exercise price of $0.06. The exercise price for all of the aforesaid warrants may be less than your cost to acquire our common shares. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

OUR ISSUANCE OF ADDITIONAL COMMON SHARES, OR OPTIONS OR WARRANTS TO PURCHASE THOSE SHARES, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

We are entitled under our certificate of incorporation to issue up to 500,000,000 shares of common stock as the result of a Special Meeting of Stockholders held on June 4, 2012 at which time our number of authorized shares was increased from 250,000,000 to 500,000,000. We have reserved for issuance 130,756,916 shares of common stock for existing options, warrants and convertible notes. We have issued and outstanding, as of March 31, 2012, 117,515,892 shares of common stock. As a result, as of March 31, 2012 we had 1,727,192 common shares available for issuance to new investors.  Based on the increase in authorized shares approved at the Special Meeting of Stockholders we would have had 251,727,192 common shares available for issuance to new investors. Our board may generally issue shares of common stock, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional shares of common stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

OUR ISSUANCE OF ADDITIONAL COMMON SHARES IN EXCHANGE FOR SERVICES OR TO REPAY DEBT, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS AND COULD HAVE A NEGATIVE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

Our board may generally issue shares of common stock to pay for debt or services, without further approval by our shareholders based upon such factors that our board of directors may deem relevant at that time. For the past four years, we issued a total of 48,843,839 shares for debt to reduce our obligations. The average price discount of common stock issued for debt in this period, weighted by the number of shares issued for debt in such period was 27.4% and 24.7% for the years ended March 31, 2012 and 2011, respectively.

For the past four fiscal years we issued a total of 9,512,832 shares as payment for services. The average price (premium)/discount of common stock issued for services during this period, weighted by the number of shares issued was (6.6)% and (1.2)% for the years ended March 31, 2012 and 2011, respectively. It is likely that we will issue additional securities to pay for services and reduce debt in the future. We cannot give you any assurance that we will not issue additional shares of common stock under circumstances we may deem appropriate at the time.

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

ITEM 2. PROPERTIES

We currently rent approximately 2,300 square feet of executive office space at 8910 University Center Lane, Suite 660, San Diego, CA 92122 at the rate of $6,475 per month on a four year lease that expires in September 2013. We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $2,917 per month on a two year lease that expires in October 2014.  We believe these facilities will be sufficient for our operating needs for the foreseeable future.

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

On March 22, 2012, Gemini Master Fund, Ltd., a Cayman Islands company ("Gemini"), filed a complaint against the Company in the United States District Court, Southern District of New York, entitled Gemini Master Fund Ltd. v. Aethlon Medical, Inc., Case No. 12CV2111 (the "Complaint").  In the Complaint, Gemini is seeking relief both in the form of money damages and delivery of shares of the Company's common stock. The Complaint alleges, among other things, that the Company is in default of a certain promissory note originally issued to Gemini on February 12, 2010 by failing to pay the note in full and by failing to honor certain requests by Gemini to convert principal and interest under the note into shares of the Company's common stock.  The Complaint was subsequently amended to include allegations that the Company has failed to issue shares upon the presentation of an exercise notice under a warrant originally issued to Gemini on November 22, 2010. On May 1, 2012, the Company filed its answer to the original Complaint.  The answer denies Gemini's substantive allegations and sets forth nineteen affirmative defenses including, among other things, that Gemini’s claims are barred because it received and accepted a payment the Company made in full settlement of Gemini’s claims against the Company and Gemini was informed that acceptance of the payment would settle and discharge the disputed claim. The Company does not believe that additional shares are due to Gemini under either the note or the warrant due to, among other things, a share issuance limitation agreed to by both Gemini and the Company. Subsequent to filing its answer, the Company brought a motion challenging the subject matter jurisdiction of the Federal Court alleging that Gemini is substantively a resident of San Diego, California and not the Cayman Islands. Due to the jurisdictional dispute, the parties agreed to a stipulation and order of dismissal without prejudice. The case was dismissed without prejudice on June 25, 2012. Gemini has indicated it may re-file the lawsuit in a different court.

On or about June 23, 2011, a complaint was filed against the Company at the Superior Court of California, San Diego County entitled John Barsell v. Aethlon Medical, Inc. (the "Complaint").  The Complaint alleged breach of two Subscription Agreements and two 10% Convertible Promissory Notes issued to Mr. John Barsell on June 19, 2009 and June 30, 2009 in the aggregate principal amount of $200,000 (the "Barsell Notes").  The Barsell Notes matured on December 31, 2010 and payment on the Barsell Notes was not timely made. The litigation was settled and the Complaint was dismissed with prejudice pursuant to the terms of a Settlement Agreement dated August 15, 2011. Under the terms of the Settlement Agreement the Company and Mr. Barsell agreed to periodic conversions of the principal and interest due under the Barsell Notes into the Company's common stock.  All of such notes have been converted into common stock totaling 4,463,062 shares. No further obligations remain under the Settlement Agreement.

ITEM 4. MINE SAFETY DISCLOSURES

We have no disclosure applicable to this item.

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

	BID PRICE
PERIOD	HIGH	LOW

Calendar 2012:
First Quarter	$0.18	$0.05

Calendar 2011:
Fourth Quarter	0.12	0.05
Third Quarter	0.22	0.12
Second Quarter	0.10	0.04
First Quarter	0.15	0.08

Calendar 2010:
Fourth Quarter	0.32	0.18
Third Quarter	0.32	0.21
Second Quarter	0.38	0.15
First Quarter	0.48	0.29

There were approximately 172 record holders of our common stock at June 28, 2012. The number of registered shareholders includes any beneficial owners of common shares held in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES

We have sold or issued the following securities not registered under the Securities Act in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act or Regulation D of the Securities Act during the fiscal year ended March 31, 2012. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

COMMON STOCK AND WARRANTS

Common Stock Issuances in the Fiscal Year Ended March 31, 2012:

During the fiscal year ended March 31, 2012, we issued 28,859,559 shares of restricted common stock to noteholders in exchange for the conversion of principal and interest of several notes payable and convertible notes payable in an aggregate amount of $2,058,290 at an average conversion price of $0.07 per share based upon the conversion formulae in the respective notes.

In the fiscal year ended March 31, 2012 we issued 3,451,558 shares of stock to consultants as compensation under stock-based compensation expense for services valued at $341,547 based upon the fair value of the shares issued. Of that aggregate amount, 2,974,017 shares of common stock were issued to pursuant to our S-8 registration statements covering our Amended and Restated 2003 Consultant Stock Plan or 2010 Stock Incentive Plan for regulatory affairs, primarily managing our hepatitis C trial in India, scientific consulting and corporate communications valued at $279,747 based upon the fair value of the shares issued. The average issuance price on the S-8 issuances was approximately $0.09 per share. Additionally, we issued 477,541 restricted shares of common stock to certain consultants for investor relations services valued at $61,800 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.13 per share.

During the fiscal year ended March 31, 2012, we issued to a warrant holder 3,699,914 shares of restricted common stock related to net warrant cashless exercises.

During the fiscal year ended March 31, 2012, we issued 104,635 shares of restricted common stock as monthly interest payments to the holder on a note payable valued at $5,507 based upon the interest due for those respective months, for an average issuance price of $0.05 per share based on the interest payment formula in the note.

In January 2012, we issued 287,500 shares of restricted common stock to the owner of a patent as a patent license payment valued at $17,250.

On March 29, 2012, we entered into a unit subscription agreement (the "Subscription Agreement") with one accredited investor (the “Purchaser”)  pursuant to which the Purchaser purchased an aggregate of $300,000 (the "Subscription Amount") of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock, par value $0.001 per share (the “Common Stock”) at a price per share of $0.08, of the Registrant and (ii) a warrant to purchase such number of shares of Common Stock of the Company as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.08 (the "Warrant Shares") at an exercise price of $0.125 per Warrant Share, (each, a “Warrant” and collectively, the “Warrants”).  Based on the foregoing, Units consisting of 3,750,000 shares of Common Stock and Warrants to purchase 1,875,000 shares of Common Stock were issued.

Warrant Issuances in the Fiscal Year Ended March 31, 2012:

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

In July and August 2011, we raised $357,656 in 10% convertible notes.  Those notes had a fixed conversion price of $0.09 per share and carried an interest rate of 10%.  The convertible notes mature in July and August 2012.  We also issued those investors five year warrants to purchase 3,973,957 shares of common stock at $0.125 per share.

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

In February 2012, we raised $525,000 in 5% Original Issue Discount Unsecured Convertible Debentures from five accredited investors pursuant to which the investors purchased an aggregate principal amount of $525,000 for an aggregate purchase price of $500,000. The debentures bear interest at 20% per annum and mature on April 20, 2012.  These subscriptions represent the completion of the $1,000,000 securities offering that was initiated and priced in November 2011.  In connection with the subscription agreement, the investors received warrants to purchase 3,369,707 shares of our common stock. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.11 per share, subject to adjustment.

On March 29, 2012, we entered into a unit subscription agreement (the "Subscription Agreement") with one accredited investor (the “Purchaser”)  pursuant to which the Purchaser purchased an aggregate of $300,000 (the "Subscription Amount") of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock, par value $0.001 per share (the “Common Stock”) at a price per share of $0.08, of the Registrant and (ii) a warrant to purchase such number of shares of Common Stock of the Company as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.08 (the "Warrant Shares") at an exercise price of $0.125 per Warrant Share, (each, a “Warrant” and collectively, the “Warrants”).  Based on the foregoing, Units consisting of 3,750,000 shares of Common Stock and Warrants to purchase 1,875,000 shares of Common Stock were issued.  The Warrants are exercisable for a period of seven years from the date of issuance at an exercise price of $0.125, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

On March 31, 2012, we agreed to extend by two years the expiration date of seven warrants for a total of 2,480,000 shares held by a note holder and to reduce the exercise price on those warrants from $0.25 per share on six of the warrants and $0.19 on the seventh warrant to $0.125 per share in exchange for his extension of $50,000 of the October & November 2009 10% Convertible Notes and the $75,000 April 2010 10% Convertible Note by that same two year period.  We recorded a charge of $77,265 relating to this modification.

EQUITY COMPENSATION PLANS
SUMMARY EQUITY COMPENSATION PLAN DATA

The following table sets forth March 31, 2012 information on our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	--	$--	490,000

Equity compensation plans not approved by security holders (1)(3)	19,428,693	$0.32	3,400,000

Totals	19,428,693	0.32	3,890,000

(1) The description of the material terms of non-plan issuances of equity instruments is discussed in Note 6 to the accompanying consolidated financial statements.

(2) Net of equity instruments forfeited, exercised or expired.

(3) On June 8, 2009, our board of directors approved the grant to Mr. Joyce of 4,000,000 shares of restricted common stock. The market price of our stock on the grant date was $0.24 per share and the shares vest in equal installments over a thirty-six-month period commencing June 30, 2010. Mr. Joyce may, from time to time, defer acceptance of the shares. However, all shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six-month vesting period. As of June 28, 2012, 600,000 of these shares have been issued.  All of such 600,000 shares are pledged as collateral to secure a personal loan to Mr. Joyce from a third party lender.

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

2003 CONSULTANT STOCK PLAN

Our 2003 Consultant Stock Plan, as amended from time to time (the "Stock Plan"), adopted by us in August 2003, advances our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. Consultants or advisors are eligible to receive grants under the plan program only if they are natural persons providing bona fide consulting services to us, with the exception of any services they may render in connection with the offer and sale of our securities in a capital-raising transaction, or which may directly or indirectly promote or maintain a market for our securities. The Stock Plan provides for the grant of common stock. No awards may be issued after the ten-year anniversary of the date we adopted the Stock Plan, the termination date for the plan. We have periodically amended the Stock Plan to increase the number of shares available for issuance under the Stock Plan with the approval of our Board of Directors.

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

At March 31, 2012, we did not have any shares remaining under the 2003 Consultant Stock Plan.

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

At March 31, 2012 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors for an aggregate grant amount of 5,303,275. Of those grants, 514,550 outside directors’ options had been forfeited, 867,175 employee-director’s options had been forfeited, 250,000 outside directors’ options had been exercised and 3,671,550 options remained outstanding.

STAND-ALONE GRANTS

From time to time our Board of Directors grants restricted stock or common share purchase options or warrants to selected directors, officers, employees and consultants as equity compensation to such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

On June 8, 2009, our board of directors approved the grant to Mr. Joyce of 4,000,000 shares of restricted common stock at a price per share of $0.24, the vesting and issuance of which will occur in equal installments over a thirty-six-month period commencing June 30, 2010. Mr. Joyce may, from time to time, defer acceptance of the shares. However, all shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six-month vesting period. As of June 28, 2012, Mr. Joyce has accepted 600,000 of such shares.  All of such 600,000 shares are pledged as collateral to secure a personal loan to Mr. Joyce from a third party lender.

To date we have issued 18,943,158 options (of which 3,186,015 have been exercised or cancelled) and authorized the issuance of 4,000,000 shares of restricted stock outside of the 2005 Directors Compensation Plan, the 2000 Stock Option Plan, the 2003 Consultant Stock Plan and the 2010 Incentive Stock Plan.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this document we make a number of statements, referred to as "FORWARD-LOOKING STATEMENTS" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. The safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 does not apply to us. We note, however, that these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", and similar expressions. When reading any forward looking-statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

·             whether or not the U.S. Government exercises the options for years two through five of our DARPA contract;

·	whether or not markets for our products develop and, if they do develop, the pace at which they develop;

·	our ability to attract and retain the qualified personnel to implement our growth strategies;

·	our ability to obtain approval from the Food and Drug Administration for our products;

·	our ability to protect the patents on our proprietary technology;

·	our ability to fund our short-term and long-term operating needs;

·	changes in our business plan and corporate strategies; and

·
other risks and uncertainties discussed in greater detail in the sections of this document, including those captioned "RISK FACTORS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this document as well as other public reports filed with the United States Securities and Exchange Commission (the "SEC"). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this document to reflect new events or circumstances unless and to the extent required by applicable law.

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

Results of Operations

Revenues

We recorded government contract revenue of $1,358,189 in the fiscal year ended March 31, 2012.  This revenue arose from work performed under our government contract.  On September 30, 2011, we entered into a contract with the United States of America, issued by SPAWAR Systems Center Pacific, pursuant to a contract award from the Defense Advanced Research Projects Agency (“DARPA”). Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers.  The award from DARPA is a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years, including payments of up to $1,975,047 in the first year. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract.  Under the terms of the contract, we will perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.  Assuming all such work is performed according to the contract terms, we will receive up to $1,975,047 of contract payments during the first twelve months of the contract with the aggregate payment amounts in years two through five varying between approximately $775,000 and $1.6 million. DARPA has the option to enter into the contract for years two through five.  Only the contract related to the $1,975,047 has been formally entered into as of the date of this Form 10-K filing. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract.  There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term.  We commenced work under the contract in October 2011.

As of March 31, 2012, we have received three milestone payments under the DARPA contract totaling $958,075 and have billed the government for two additional invoices in the amount of $400,114, which is shown as an account receivable on our balance sheet.

We also recorded our first commercial sale in the fiscal year ended March 31, 2012.  We shipped a diagnostic product that isolated exosomes from blood serum to a life sciences company and invoiced them for $1,432, which was subsequently collected.

Operating Expenses

Consolidated operating expenses were $4,473,956 for the fiscal year ended March 31, 2012 compared to $4,557,116 in the comparable period one year ago, a decrease of $83,161, or 1.8%. The net decrease of $83,160 was due to a decrease in payroll expense of $847,865, which was partially offset by an increase in professional fees of $454,351 and an increase in general and administrative expense of $310,354.

The $847,865 decrease in payroll and related expenses was principally driven by a decrease in stock compensation expense of $1,103,067. This stock compensation decrease in turn was largely related to stock option grants in September 2010 that included a large upfront component and short vesting terms.  There were no equivalent stock option grants in the fiscal year ended March 31, 2012.

The $454,351 increase in our professional fees arose from a number of factors, including an increase of approximately $311,000 in scientific consulting fees, primarily related to increased activity in our hepatitis C trial in India, and approximately $76,000 in professional fees related to the DARPA contract with no equivalent expenses in the prior year, an increase in our accounting fees of approximately $49,000 and an increase in our directors’ fees of approximately $14,000   Additionally, our investor relations and corporate communications expenses increased by approximately $84,000, which was offset by a decrease in our business development expense of approximately $88,000.

The $310,354 increase in general and administrative expenses arose from a number of factors, including approximately $386,000 in general and administrative expenses, primarily lab rent, supplies and equipment, related to the DARPA contract, an increase in insurance costs, primarily in directors’ and officers’ insurance, of approximately $11,000, and an increase of travel expenses of approximately $21,000. Approximately $6,000 of our lab rent in fiscal 2012 was covered under the DARPA contract, which we also paid in fiscal 2011.  The following items partially offset the above noted increases in general and administrative expenses: a reduction in conference and trade show expense of approximately$51,000 and a reduction in investor relations expense of approximately $48,000.

Other Expenses

In the fiscal year ended March 31, 2012, we recognized other expenses of $4,997,005 compared to $1,154,319 of other expense in the fiscal year ended March 31, 2011. The following table breaks out the various components of our other expense over the fiscal years ended March 31, 2012 and 2011:

	Components of Other Expense in Fiscal Year Ended
	March 31, 2012	March 31, 2011	Change

LOSS ON EXTINGUISHMENT OF DEBT AND ON SETTLEMENT OF ACCRUED INTEREST AND DAMAGES	77,265	3,306,250	(3,228,985)

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	766,903	(6,079,772)	6,846,675

INTEREST AND OTHER DEBT EXPENSES	3,793,758	3,951,352	(157,594)

INTEREST INCOME AND OTHER	359,079	(23,511)	382,590

TOTAL OTHER EXPENSE	$4,997,005	$1,154,319	$3,842,686

We recorded a loss on extinguishment of debt of $77,265 in the fiscal year ended March 31, 2012.  That debt extinguishment related to a two year extension to the term of two convertible notes and the similar two year extension and an adjustment to the exercise price of certain warrants held by the note holder.  In the fiscal year ended March 31, 2011, we recorded losses on extinguishment of debt and on settlement of accrued interest and damages equaling $3,306,250.  The debt extinguishment activity in fiscal 2011 related to two modifications to our February 2010 convertible note and to an extension and modification to our Amended and Restated Series A Convertible Notes.

Both periods include changes in the fair value of derivative liability. For the fiscal year ended March 31, 2012, the change in the estimated fair value of derivative liability was a loss of $766,903, and for the fiscal year ended March 31, 2011, the change in the estimated fair value of derivative liability was a gain of $6,079,772.

We recorded a $382,590 decrease in interest income and other expense primarily due to the $360,185 charge that we recorded in the fiscal year ended March 31, 2012 related to the issuance of a note in that amount as part of our termination agreement under the Tonaquint note and warrant.  There was no comparable event in the prior fiscal year.

Our interest and other debt expense decreased by $157,594. The following table breaks out the various components of our interest expense over the fiscal years ended March 31, 2012 and 2011:

	Components of Interest Expense and Other Debt Expenses in Fiscal Year Ended
	March 31, 2012	March 31, 2011	Change

INTEREST EXPENSE	500,060	446,588	53,472

AMORTIZATION OF DEFERRED FINANCING COSTS	404,614	322,191	82,423

AMORTIZATION OF NOTE DISCOUNTS	2,194,248	1,705,432	488,816

WARRANTS ISSUED UPON CONVERSION OF DEBT	--	74,652	(74,652)

NON CASH INTEREST EXPENSE	694,836	1,252,689	(557,853)

ACCRUED LIQUIDATED DAMAGES	--	149,800	(149,800)

TOTAL INTEREST EXPENSE	$3,793,758	$3,951,352	$(157,594)

As a result of the above factors, our net loss increased from $(5,711,435) for the fiscal year ended March 31, 2011 to $(8,111,340) for the fiscal year ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2012, we had a cash balance of $143,907 and a working capital deficit of $9,438,279. This compares to a cash balance of $15,704 and a working capital deficit of $6,132,674 at March 31, 2011. Between April 1, 2012 and June 28, 2012, we raised aggregate proceeds of $792,000 through private equity transactions and collected $400,114 under our DARPA contract. Our cash at March 31, 2012 plus additional funds raised to date subsequent to March 31, 2012 are not sufficient to meet our funding requirements during the next twelve months. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow the Company to continue to operate as a going concern.

We do not expect revenue from operations will be sufficient to satisfy our funding requirements in the near term, and accordingly, our ability to continue operations and meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

Should the U.S. Government elect not to exercise the options for years two through five of our DARPA contract, the effects may be material to us. The loss of revenues from the DARPA contract would have a material impact on our revenues, operating cash flows and liquidity.

Beyond the immediate future, we currently believe that the following four areas may generate revenue for us:

(1)
Developing future products using the Aethlon ADAPTTM system with drug industry collaborators.  Revenues in this area could come from product development fees, fees from research, regulatory and manufacturing support or from downstream royalties;

(2)	Applying for and winning additional U.S. Government grant or contract income;
(3)	Licensing or selling our ELLSA research diagnostic tools that identify and quantify exosomes; and
(4)	Commercializing the Hemopurifier® in India following a successful result in our Hepatitis-C-oriented clinical trial currently being conducted in that country.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the year ended
	March 31, 2012	March 31, 2011
Cash (used in) provided by:
Operating activities	$(1,841)	$(1,968)
Investing activities	(2)	(9)
Financing activities	1,971	1,925
Net increase (decrease) in cash	$128	$(52)

NET CASH FROM OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $1,841,000 in fiscal 2012 compared to net cash used in operating activities of approximately $1,968,000 in fiscal 2011, a decrease of $127,000.  The $127,000 decrease was primarily due to receipts under our DARPA contract in the last half of the fiscal year which were offset for the most part by expenses under that contract.

NET CASH FROM INVESTING ACTIVITIES. During the fiscal year ended March 31, 2012, our investing activities consisted of using approximately $2,000 in cash for purchases of equipment.  During the fiscal year ended March 31, 2011, we used approximately $2,000 in cash for purchases of equipment and $7,000 for investments in patents and patents pending.

NET CASH FROM FINANCING ACTIVITIES. Net cash generated from financing activities increased from approximately $1,925,000 in the fiscal year ended March 31, 2011 to approximately $1,971,000 in the fiscal year ended March 31, 2012. Included in net cash provided by financing activities in fiscal 2012 were approximately $1,694,000 in proceeds from the issuance of convertible notes payable, $300,000 from the issuance of common stock, $200,000 from the collection of notes receivable associated with certain convertible note transactions, all of which were partially offset by $223,078 in repayments of notes payable and related accrued interest in cash.  In fiscal 2011, we received approximately $1,105,000 in proceeds from the issuance of convertible notes payable, $500,000 from the collection of notes receivable associated with certain convertible note transactions and approximately $320,000 from the issuance of common stock.

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

The Amended and Restated Notes, in the principal amount of $900,000 matured on December 31, 2010. In connection with the restructuring we paid $54,001 of accrued and default interest through the date of the restructuring, liquidated damages of $205,000 and $54,003 of prepaid interest through the expiration date in the aggregate amount of $313,004 through the issuance of units ("Units") at a fixed rate of $0.20 per Unit, each Unit consisting of one share of our common stock and one common stock purchase warrant to purchase one share of our common stock at a fixed exercise price of $0.20 per share as prescribed in the Amended and Restated Note Agreement.  The noteholders have antidilution price protection on the Amended and Restated Notes.

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

As provisions of the Amended and Restated Notes resulted in terms that were deemed to be substantially different from the original terms, the exchange of debt instruments was accounted for as a debt extinguishment and we recorded a loss on extinguishment of debt in the amount of $2,226,924 in the fiscal year ended March 31, 2011 as shown below:

Reacquisition price	$4,385,925
Less carrying value of notes and related instruments	(2,159,001)
Loss on extinguishment	$2,226,924

As of December 31, 2010, the Amended and Restated Notes matured and as of March 31, 2012 remain in default.

We have begun discussions with the noteholders regarding an extension to the notes but there can be no assurance that we will be able to do so on terms that we deem acceptable or at all.  At March 31, 2012, interest payable on the Amended and Restated Notes totaled $168,750.

DECEMBER 2006 10% CONVERTIBLE NOTES

At March 31, 2012, $17,000 of the December 2006 10% Notes remained outstanding and in default. These notes are convertible into our common stock at $0.17 per share. At March 31, 2012, the $17,000 balance of the notes was in default and interest payable on those notes totaled $13,246.

2008 10% CONVERTIBLE NOTES

One 2008 10% Convertible Note in the amount of $25,000 which matured in January 2010 remains outstanding at March 31, 2012. This note is convertible into our common stock at $0.50 per share. During the fiscal year ended March 31, 2011 we agreed to convert the $20,000 principal and related accrued interest of $5,562 of one holder of the 2008 10% Convertible Note into 127,808 shares of common stock based upon a conversion ratio of $0.20 per share rather than at the stated conversion ratio of $0.50 per share. As a result of this change, we recorded a charge of $15,337 as interest expense in the fiscal year ended March 31, 2011.

At March 31, 2012, the remaining $25,000 principal balance was in default and interest payable on the remaining note totaled $11,667.

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

In the fiscal year ended March 31, 2010, note holders converted $50,000 into our common stock.  The following conversions of the May & June 2009 10% Convertible Notes have taken place during the fiscal years ended March 31, 2012 and 2011:

	Fiscal Year Ended March 31, 2012	Fiscal Year Ended March 31, 2011
Principal converted	$200,000	$100,000
Accrued interest converted	$--	$15,039
Warrants issued	--	500,000

As a result of the warrant issuances we recorded a charge of $74,652 as additional interest expense in the fiscal year ended March 31, 2011.

At March 31, 2012, all of the principal of these notes had been converted to our common stock and there was $54,542 of accrued interest remaining.

JULY & AUGUST 2009 10% CONVERTIBLE NOTES

In July and August 2009, we raised an aggregate amount of $668,250 from the sale to three investment funds of 10% convertible notes ("July & August 2009 10% Convertible Notes"). Each note carried a one-year term and is convertible into our common stock at 80% of market with a floor of $0.15 cents and a ceiling of $0.25 cents per share. As additional consideration, the investors also received 1,336,500 three year warrants to purchase our common stock at $0.50 per share, although that exercise price is subject to change based on certain conditions. The conversion feature may additionally be adjusted in the event of future financing by the Company. Because the conversion feature and warrant exercise price each can be reset based on future events, they are , classified as derivative liability instruments.

Based on the initial estimated fair value of the conversion feature and warrants, we recorded a discount associated with the derivative liability of $475,762, which was amortized using the effective interest method over the one-year term of the notes. Deferred financing costs incurred in connection with this financing totaled $60,750, which were capitalized and were amortized using the effective interest method over the one-year term of the notes.

The following conversions of the July & August 2009 10% Convertible Notes have taken place during the fiscal years ended March 31, 2012 and 2011:

	Fiscal Year Ended March 31, 2012	Fiscal Year Ended March 31, 2011
Principal converted	$87,500	$250,750
Accrued interest converted	$37,529	$10,698

At March 31, 2012, all of the principal and accrued interest related to these notes had been converted to our common stock.

OCTOBER & NOVEMBER 2009 10% CONVERTIBLE NOTES

In October and November 2009, we raised $430,000 from the sale to accredited investors of 10% convertible notes ("October & November 2009 10% Convertible Notes"). The October & November 2009 10% Convertible Notes mature at various dates between April 2011 and May 2011 and are convertible into our common stock at a fixed conversion price of $0.25 per share prior to maturity. The investors also received matching three year warrants to purchase unregistered shares of our common stock at a price of $0.25 per share.  We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes. We amortized this discount using the effective interest method over the term of the notes.

The following conversions of the October & November 2009 10% Convertible Notes have taken place during the fiscal years ended March 31, 2012 and 2011:

	Fiscal Year Ended March 31, 2012	Fiscal Year Ended March 31, 2011
Principal converted	$130,250	$175,000
Accrued interest converted	$21,288	$8,750

Deferred financing costs of $20,250 incurred in connection with this financing were issued in the form of a convertible note with warrants on the same terms as those received by the investors.  We capitalized the $20,250 of deferred financing costs and  amortized them over the term of the notes using the effective interest method.

On March 31, 2012, we agreed to extend the expiration date of certain warrants of one of the note holders by two years in exchange for his extension of $50,000 of the October & November 2009 10% Convertible Notes and the $75,000 April 2010 10% Convertible Note (see below) by that same two year period.  We recorded a charge of $77,265 relating to this modification.

At March 31, 2012, there were two notes remaining, one for $25,000 which is past due and the other extended note for $50,000 and interest payable on these two notes totaled $22,500.  The holder of the $25,000 note has requested that we repay his principle and accrued interest.

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

On March 21, 2011, we entered into an Extension Agreement (the "Extension Agreement") with Gemini.  The Extension Agreement provided for, among other things, the extension of the Maturity Date to October 1, 2011, and an amendment and restatement of the Note to reflect the revised principal amount of $740,578, which amount includes accrued interest of $58,981, the remaining principal balance of $585,000 and a 15% premium to the principal and accrued interest amount in consideration for the extension. In addition, the Note as amended provides for a new "share cap formula" such that the number of shares of Common Stock issuable upon conversion of the Note shall not exceed a cap determined by (a) dividing the sum of (i) the revised principal amount of the Note ($740,578), plus (ii) an amount equal to all interest that would accrue under the Note during its term (assuming no payments of principal or interest are made after March 21, 2011 but prior to the Maturity Date), by a price per share of Common Stock equal to $0.16 (subject to adjustment as set forth in the Note) and (b) then adding the sum calculated pursuant to the foregoing clause to the maximum aggregate number of shares of Common Stock issuable under certain warrants held by Gemini (regardless of whether such exercise is a cashless exercise).

As provisions of the Extension Agreement resulted in terms that were deemed to be substantially different from the original terms, the exchange of debt instruments was accounted for as a debt extinguishment and we recorded a loss on extinguishment of debt in the amount of $47,701 in the fiscal year ended March 31, 2011 as shown below:

Reacquisition price	$773,582
Less carrying value of notes and related instruments	(725,881)
Loss on extinguishment	$47,701

The following conversions of the February 2010 10% Convertible Note have taken place during the fiscal year ended March 31, 2012:

Fiscal Year Ended March 31, 2012
Principal converted	$512,500
Accrued interest converted	$22,778

On December 29, 2011, we agreed with Gemini to extend the expiration date of the Note to April 1, 2012.  There was no fee or any other consideration exchanged in connection with the extension.

On March 29, 2012 we paid off the remaining principal balance of $203,078 and accrued interest balance of $24,316.

On March 22, 2012, Gemini Master Fund, Ltd., a Cayman Islands company ("Gemini"), filed a complaint against the Company in the United States District Court, Southern District of New York, entitled Gemini Master Fund Ltd. v. Aethlon Medical, Inc., Case No. 12CV2111 (the "Complaint").  In the Complaint, Gemini is seeking relief both in the form of money damages and delivery of shares of the Company's common stock. The Complaint alleges, among other things, that the Company is in default of a certain promissory note originally issued to Gemini on February 12, 2010 by failing to pay the note in full and by failing to honor certain requests by Gemini to convert principal and interest under the note into shares of the Company's common stock.  The Complaint was subsequently amended to include allegations that the Company has failed to issue shares upon the presentation of an exercise notice under a warrant originally issued to Gemini on November 22, 2010. On May 1, 2012, the Company filed its answer to the original Complaint.  The answer denies Gemini's substantive allegations and sets forth nineteen affirmative defenses including, among other things, that Gemini’s claims are barred because it received and accepted a payment the Company made in full settlement of Gemini’s claims against the Company and Gemini was informed that acceptance of the payment would settle and discharge the disputed claim. The Company does not believe that additional shares are due to Gemini under either the note or the warrant due to, among other things, a share issuance limitation agreed to by both Gemini and the Company. Subsequent to filing its answer, the Company brought a motion challenging the subject matter jurisdiction of the Federal Court alleging that Gemini is substantively a resident of San Diego, California and not the Cayman Islands. Due to the jurisdictional dispute, the parties agreed to a stipulation and order of dismissal without prejudice. The case was dismissed without prejudice on June 25, 2012. Gemini has indicated it may re-file the lawsuit in a different court.

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

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes. We amortized this discount using the effective interest method over the term of the note.

On March 31, 2012, we agreed to extend the expiration date of certain warrants of the note holder by two years in exchange for his extension of $50,000 of the October & November 2009 10% Convertible Notes and the $75,000 April 2010 10% Convertible Note by that same two year period.  We recorded a charge of $77,265 relating to this modification.

At March 31, 2012, the remaining outstanding principal balance is $75,000 and interest payable on this note totaled $16,438.

JUNE 2010 12% CONVERTIBLE NOTES

In June 2010, in connection with the present and past negotiations with the law firm representing the holders of the "Amended and Restated Notes," we issued two convertible notes to that law firm (“June 2010 12% Convertible Notes”) totaling $64,153 on the same terms as the Amended and Restated Notes. That amount represented the amount of their legal fees plus accrued interest. During the fiscal year ended March 31, 2011, the holder converted to common stock one of the convertible notes in the amount of $42,964.  During the fiscal year ended March 31, 2012, the holder converted to common stock the second convertible note in the amount of $21,189 and related accrued interest of $2,598.

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

On June 28, 2011, we entered into a Termination Agreement with Tonaquint under which both parties agreed to terminate the warrant to prevent continuing dilution of our common stock and to eliminate confusion or disagreement as to the number of shares of common stock available for issuance under the warrant in the future. Accordingly, under the Termination Agreement we issued 3,599,913 shares of common stock upon the final exercise of the warrant, whereupon the warrant was terminated and is of no further force or effect. The Termination Agreement also provides for a "Common Stock Sale Limitation" on all of our common stock held by Tonaquint, Inc. Under the "Common Stock Sale Limitation", the daily limitation on the number of shares of common stock which Tonaquint, Inc. may sell into the market on any trading day is limited to the greater of (i) $5,000 of sales amount, or (ii) 10% of the Average Daily Volume of our common stock sold on the Over The Counter Bulletin Board, where the Average Daily Volume shall mean the average daily volume for the prior three month period as reported on each trading day on Yahoo Finance with respect to our common stock. Under the terms of the Termination Agreement, Tonaquint, Inc. has waived and released us from any obligation to pay or perform any fees, penalties, costs, or assessments that were or are due, or would have become due, under the convertible note, the warrant and the note purchase agreement. In consideration of the termination of the warrant, the waiving of all fees, penalties, the creation of the selling program and other factors, we agreed to issue an unsecured non-convertible promissory note (the "New Note") in the principal amount of $360,185, which provides for annual interest at a rate of 6%, payable monthly in either cash or our stock, at our option. The New Note has a maturity date of April 30, 2012.

In June 2012, we entered into a Forbearance Agreement related to the Tonaquint Note.  Under that Forbearance Agreement, Tonaquint converted $60,185 to our common stock, which reduced the note balance to $300,000 plus accrued interest, and the expiration of the note was extended by three months to July 31, 2012.

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

The following conversions of the September 2010 10% Convertible Note have taken place during the fiscal year ended March 31, 2012:

Fiscal Year Ended March 31, 2012
Principal converted	$405,500
Accrued interest converted	$19,255

At March 31, 2012, the remaining principal balance of $338,100 was in default and interest payable on these notes totaled $70,804.

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

At March 31, 2012, the outstanding principal balance was $400,400.

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

At March 31, 2012, the outstanding principal balance was $357,656.

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

In March 2012, following the six month anniversary of the note funding, one of the note holders converted $15,000 of principal into common stock.

At March 31, 2012, the outstanding principal balance was $238,760.

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

A Financial Industry Regulatory Authority (FINRA) registered broker-dealer was engaged as placement agent in connection with the private placement.  We paid the placement agent a cash fee in the amount of $50,000 (representing a 8% sales commission and a 2% unaccountable expense allowance) and will issue the placement agent or its designees warrants to purchase  an aggregate of 808,729 shares of common stock at $0.11 per share. The warrants issued to the placement agent may be exercised on a cashless basis. In the event the placement agent exercises the warrants on a cashless basis, we will not receive any proceeds.

At March 31, 2012, the interest payable on these notes totaled $39,177.

FEBRUARY 2012 CONVERTIBLE NOTES

In February 2012, we entered into a subscription agreement with five accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased an aggregate principal amount of $525,000 of 5% Original Issue Discount Unsecured Convertible Debentures for an aggregate purchase price of $500,000 (the “Debenture”). These subscriptions represent the completion of the $1,000,000 securities offering that was initiated and priced in November 2011 (see above).

The Debentures bear interest at 20% per annum and mature on April 20, 2012. The Debentures will be convertible at the option of the holders at any time into shares of the Company’s common stock, at a conversion price equal to $0.0779, subject to adjustment. In connection with the subscription agreement, the Purchasers received warrants to purchase 3,369,707 shares of our Common Stock (the “Warrants”). The Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.11 per share, subject to adjustment. Each Purchaser may exercise such Purchaser’s Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the Warrants on a cashless basis, we will not receive any proceeds. The conversion price of the Debenture and the exercise price of the Warrants are subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.

Until December 31, 2012, upon any proposed issuance by us of our Common Stock or Common Stock Equivalents (or a combination thereof as defined in the subscription agreement) for cash consideration (the “Subsequent Financing”), a Purchaser may elect, in its sole discretion, to exchange all or some of the Debenture then held by such Purchaser for any securities issued in a Subsequent Financing on a $1.00 for $1.00 basis, provided, however, this right shall not apply with respect to (i) an Exempt Issuance (as defined in the Debenture) or (ii) an underwritten public offering of the our common stock.

Each Purchaser has contractually agreed to restrict its ability to exercise the Warrant and convert the Debenture such that the number of shares of our common stock held by the Purchaser and its affiliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of common stock.

The full principal amount of the Debenture is due upon a default under the terms of the Debenture. The Debenture is a general unsecured debt obligation of ours arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company.

A FINRA registered broker-dealer was engaged as placement agent in connection with the private placement.  We paid the placement agent a cash fee in the amount of $50,000 (representing an 8% sales commission and a 2% unaccountable expense allowance) and will issue the placement agent or its designees warrants to purchase an aggregate of 815,774 shares of common stock at $0.11 per share. The warrants issued to the placement agent may be exercised on a cashless basis. In the event the placement agent exercises the warrants on a cashless basis, we will not receive any proceeds.

At March 31, 2012, the interest payable on these notes totaled $12,120.

LAW FIRM NOTE

On March 22, 2012, we entered into a Promissory Note with our corporate law firm for the amount of $75,000, which represented the majority of the amount we owed to that firm. The Promissory Note has a maturity date of December 31, 2012 and bears interest at five percent per annum.  The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.08 per share.  This ability of the holder to convert became exercisable upon the amendment of the Articles of Incorporation increasing the authorized shares of common stock of the Company to a number greater than 250,000,000 on June 4, 2012.

SECURITIES ISSUED FOR SERVICES

We have issued securities in payment of services to reduce our obligations and to avoid using our cash resources. In the year ended March 31, 2012 we issued 3,451,558 common shares for services of which 477,541 were restricted and were for investor relations services and corporate communications services. We also issued 287,500 for licensing rights. Included in the 3,451,558 common shares issued for services are 2,974,017 shares, registered under Form S-8 registration statements, which were issued as follows: 2,036,990 for regulatory consulting, 60,198 for financial consulting, 257,685 for scientific consulting and 619,144 for administration and corporate communications services. The average price (premium)/discount of common shares issued for these services, weighted by the number of shares issued for services in this period, was approximately (6.6)%.

SECURITIES ISSUED FOR DEBT

We have also issued securities for debt to reduce our obligations to avoid using our cash resources. In the fiscal year ended March 31, 2012 we issued 28,859,559 restricted common shares for repayment in full of notes, including accrued interest, in the aggregate amount of $2,058,290. The price discount of the common stock issued for debt was approximately 27.4%.

PROSPECTS FOR DEBT CONVERSION

We seek, where possible, to convert our debt and accounts payable to stock and/or warrants in order to reduce our cash liabilities. Our success at accomplishing this depends on several factors including market conditions, investor acceptance and other factors, including our business prospects.

GOING CONCERN

Our independent registered public accounting firm has stated in their audit report on our March 31, 2012 consolidated financial statements that our working capital deficiency and our accumulated deficit are conditions that, among others, raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes the Company's estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions. We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to revenue recognition, stock purchase warrants issued with notes payable, beneficial conversion feature of convertible notes payable, impairment of intangible assets and long lived assets, stock compensation, contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

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

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our April 2011 convertible note, July & August 2011 10% convertible notes and the September 2011 convertible note offerings  and with respect to warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Fiscal Year Ended March 31, 2012
Risk free interest rate	0.10% - 2.24%
Average expected life	1 - 5 years
Expected volatility	52.1% - 90.5%
Expected dividends	None

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

Revenue Recognition

With respect to revenue recognition, we entered into a government contract with DARPA and have recognized revenue during the fiscal year ended March 31, 2012 of $1,358,189 under such contract. We adopted the Milestone method of revenue recognition for the DARPA contract under ASC 605-28 “Revenue Recognition – Milestone Method” and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method for the fiscal year ended March 31, 2012.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. This guidance also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Management noted no indicators requiring review for impairment during the fiscal years ended March 31, 2012 and 2011.

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

Share-based Compensation

We account for share-based compensation awards using the fair-value method and record such expense based on the grant date fair value in the consolidated financial statements over the requisite service period. For the fiscal year ended March 31, 2012, we recognized $758,963 of share-based compensation expense.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of a date within 90 days prior to filing the Company's March 31, 2012 Form 10-K.

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

The Company's management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2012. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2012 due to control deficiencies that constituted material weaknesses.

Management in assessing its internal controls and procedures for fiscal 2012 identified a material weakness relating to a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design of controls over the area of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

Management has also identified a material weakness relating to a lack of sufficient personnel in the accounting function due to the limited resources of the Company with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.  Specifically, this material weakness led to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures.

The Company is in the process of developing and implementing remediation plans to address its material weaknesses.

Management has identified specific remedial actions to address the material weaknesses described above:

·
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

·	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

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

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect these controls.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of the year ended March 31, 2012, we issued the following securities that were not registered under the Securities Act and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the recipients of the securities are "accredited investors" as defined in Rule 501(a) of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

On January 4, 2012, we issued 287,500 shares of restricted common stock to the owner of a patent as a patent license payment valued at $17,250.

On March 5, 2012, we issued 50,000 shares of restricted common stock to a consultant valued at $5,550 based on the closing price on that date for corporate communications services.

On various dates between January 4, 2012 and March 28, 2012, we issued 4,341,355 shares of restricted common stock to noteholders in exchange for the conversion of principal and interest of several notes payable and convertible notes payable in an aggregate amount of $245,904 at an average conversion price of $0.06 per share based upon the conversion formulae in the respective notes.

As disclosed on June 5, 2012 in a Form 8-K filing, we held a Special Meeting of Stockholders (the “Special Meeting”) on June 4, 2012  At the Special Meeting, our stockholders voted on an amendment to our articles of incorporation to increase the number of authorized shares of our common stock from 250,000,000 to 500,000,000. Voting with respect to this proposal was as follows:

Votes For	Votes Against	Abstentions
89,313,056	12,237,691	160,415

We filed the Certificate of Amendment effecting the approved increase in our authorized shares on June 4, 2012.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2012, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with except as follows:

DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and positions of our directors and executive officers as of June 29, 2012 are listed below:

NAMES	TITLE OR POSITION	AGE
James A. Joyce (1)	Chairman, Chief Executive Officer and Secretary	50

Richard H. Tullis, PhD (2)	Vice President, Chief Science Officer and Director	67

Rodney S. Kenley (3)	President and Director	62

James B. Frakes (4)	Chief Financial Officer and Senior Vice President - Finance	55

Franklyn S. Barry, Jr.	Director	72

Edward G. Broenniman	Director	76

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

At March 31, 2012 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors for an aggregate grant amount of 5,307,275.  Of those grants, 514,550 outside directors’ options had been forfeited, 867,175 employee-director’s options had been forfeited, 250,000 outside directors options had been exercised and 3,671,550 options remained outstanding.

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

SCIENCE ADVISORY BOARD

Each person listed below is a current member of our Science Advisory Board (SAB). During the fiscal year ended March 31, 2012, we divided our Science Advisory Board into two groups: the Extracorporeal Therapy Advisory Board and the Sepsis and Inflammation Advisory Board.  The role of the Science Advisory Board is to provide scientific guidance related to the development of our Aethlon ADAPT(TM) technology. Unlike the members of our Board of Directors, the Science Advisory Board members are not involved in the management or operations of our company. Members of the Science Advisory Board are paid stipends for attending SAB meetings.

Extracorporeal Therapy Advisory Board	Sepsis & Inflammation Advisory Board
Gregory T. A. Kovacs, M.D., Ph.D.	Irshad H. Chaudry, Ph.D.
John A. Kellum, M.D	Larry D. Cowgill, D.V.M., Ph.D.
Nathan W. Levin, M.D.	Charles J. Fisher, Jr., M.D.
Claudio Ronco, M.D.	Geert Schmid-Schönbein, Ph.D.
David M. Ward, M.D.

EXTRACORPOREAL THERAPY ADVISORY BOARD

Gregory T.A. Kovacs, M.D., Ph.D.

Dr. Kovacs is a Professor of Electrical Engineering at Stanford University with a courtesy appointment in the Department of Medicine. He received a BASc degree in Electrical Engineering from the University of British Columbia, an MS degree in Bioengineering from the University of California, Berkeley, and a PhD and an MD degree from Stanford University. Dr. Kovacs is the Director of Medical Device Technologies for the Astrobionics Program at the NASA Ames Research Center, and Principal Investigator for the NASA/Stanford National Center for Space Biological Technologies. This Center is charged with developing advanced medical devices to enable extended human spaceflight and instrumentation/payloads for biological experiments. Dr. Kovacs also has extensive industry experience including co-founding and providing technical guidance for several companies, including Cepheid in Sunnyvale, CA, supplier of advanced instrumentation for clinical and research nucleic acid diagnostics.  Through Northrup Grumman, Cepheid supplies the automated biothreat detection systems in use by the United States Postal Service.  He is a long-standing member of the Defense Sciences Research Council (DARPA), and has served as Associate Chair and Chairman. In this capacity, he has led or co-led studies on a variety of topics from chemical and biological agent detection and decontamination, miniaturized biological instrumentation, jungle warfare technologies, and many others. Between 2008 and 2011, Dr. Kovacs was on leave from Stanford University to serve as director of the Microsystems Technology Office at DARPA.

John A. Kellum, M.D.

Dr. Kellum is a tenured professor of Critical Care Medicine at the University of Pittsburgh.  He is a clinician scientist whose research interests span various aspects of Critical Care Medicine, but center in critical care nephrology (including acid-base, and renal replacement therapy), sepsis and multi-organ failure (including blood purification), and clinical epidemiology.  His research has received continuous funding from the National Institutes of Health since 2001 and he has active funding from multiple different NIH Institutes.  Dr. Kellum has authored more than 300 publications and has also edited several major textbooks including Critical Care Nephrology 2nd Edition (WB Saunders), and Stewart's Textbook of Acid-Base, 2nd Edition (www.acidbase.org). He has won several teaching awards, lectures widely, and has given more than 300 seminars and invited lectures related to his research.  Dr. Kellum has been involved in the development of several clinical practice guidelines.  He is a founding member and past president of the Acute Dialysis Quality Initiative (www.ADQI.net) and is co-chair of the Kidney Diseases Improving Global Outcomes (KDIGO) clinical practice guideline on acute kidney injury (www.kdigo.org). Finally Dr. Kellum is a leader in electronic research especially in critical illness and is the Director of CARe (Center for Assistance in Research using the eRecord) also at the University of Pittsburgh.

Nathan W. Levin, M.D.

Dr. Levin is the Chairman, Research Board of the Renal Research Institute and Professor of Clinical Medicine, Albert Einstein College of Medicine.  Past Medical and Research Director, Renal Research Institute (1997-2010).  Dr. Levin is the Chair of the Selection Committee for the Lillian Jean Kaplan International Prize for Advancement in the Understanding of Polycystic Kidney Disease (PKD). He is the Co-Founder of Sustainable Kidney Care Foundation.  Dr. Levin is an advisor to the Board of KidneyTel.  He has lectured nationally and internationally on topics relating to chronic kidney disease (CKD) and hemodialysis. He is the Principal Investigator of the NIH sponsored study of Frequent Dialysis.  Dr. Levin is currently an adjunct Professor of Medicine at the School of Medicine, The University of North Carolina at Chapel Hill. He is the Honorary Chair, Peking University, in Beijing, China.  Dr. Levin contributes to the global CKD community in a variety of functions.

Claudio Ronco, M.D.

Dr. Ronco is Director of the Department of Nephrology at St. Bortolo Hospital in Vicenza.  He is a member of the council of several scientific societies and is Editor in Chief of the International Journal of Artificial Organs.  He has received numerous awards and honors, including the International Medal of Excellence from the National Kidney Foundation (NKF) and honorary membership of the Spanish Society of Nephrology (SSN).  Dr. Ronco has organized several congresses and meetings in the area of nephrology and intensive care and is a member of several advisory groups for clinical trials and dialysis research.  He has co-authored over 650 papers, 36 book chapters, 45 books and seven monographic journal issues, and has delivered more than 450 lectures at international meetings and universities.  In 1989, Dr. Ronco was awarded his diploma in pediatric nephrology at the University of Naples, having achieved a specialized diploma in medical nephrology at the Post-graduate School of Internal Medicine at the University of Padua in 1979.  He graduated in medicine from the University of Padua, having been an intern at the Institute of Clinical Internal Medicine at the same institution.

David M. Ward, M.D.

Dr. Ward trained in nephrology in Scotland and did a second fellowship in renal immunopathology at Scripps Research Foundation.  Since 1977 he has been a member of the Division of Nephrology at UCSD. He directed the dialysis unit and clinical nephrology program at UCSD for 19 years, and has directed the therapeutic apheresis program for the last 22 years.  At different times he has served the UCSD Medical School as Assistant Dean for Clinical Affairs, Chief of Staff of the Hospital, and Chairman of the UCSD Medical Group. Special interests include immunological diseases, glomerular diseases, transplantation medicine, apheresis medicine, hemodialysis technology, innovative extracorporeal blood circuits, and general clinical nephrology. He practices, publishes and teaches in these areas, including authoring chapters in standard textbooks such as "Rheumatology" and "Clinical Dialysis".

SEPSIS & INFLAMMATION ADVISORY BOARD

Irshad H. Chaudry, Ph.D.

Dr. Chaudry is the Editor-in-Chief of the journal SHOCK®, a leading research publication that reviews novel therapeutic advances to address shock, trauma, sepsis, inflammation, ischemia, and related pathobiological states, with particular emphasis on the biologic mechanisms that determine the response to such injury.  Dr. Chaudry received a B.S. as well as a M.S. with honors from Sind University, and a Ph.D. from Monash University, Australia. After his postdoctoral training atToronto University, Canada, he was appointed Instructor and subsequently an Assistant Professor at the Jewish Hospital and Washington University School of Medicine. He then moved to Yale University as an Associate Professor and subsequently became a Professor. He moved to Michigan State University in 1986 as Professor and Director of Research and in 1996 became the Director of the Center for Surgical Research at Brown University. In 2000, he became the Director of the Center for Surgical Research at the University of Alabama at Birmingham, and the Vice Chairman of the Department of Surgery. He has over 500 publications to his credit and is a recipient of the NIH MERIT award.

Larry D. Cowgill, D.V.M., Ph.D.

Dr. Cowgill received his DVM degree from the University of California at Davis and completed his internship and residency training at the University of Pennsylvania. He was a National Institutes of Health Special Research Fellow at the Renal and Electrolyte Section of the University of Pennsylvania School of Medicine and earned a PhD in Comparative Medical Sciences. He is Board Certified in Small Animal Internal Medicine and is Associate Dean for Southern California Clinical Programs, Co-Director of the UC Veterinary Medical Center-San Diego (UCVMC-SD), and Professor in the Department of Medicine and Epidemiology. He oversees the Clinical Nephrology programs and the Companion Animal Hemodialysis Units at the Veterinary Medical Teaching Hospital at Davis and the UCVMC-SD. Dr. Cowgill has more than 35 years of experience in veterinary internal medicine, nephrology, and teaching and has trained many of the leading veterinary nephrologists throughout the world. He is a pioneer in the application of hemodialysis in companion and remains a leading authority in the development of blood purification therapies for renal diseases in animals and people.

Charles J. Fisher, Jr., M.D.

Dr. Fisher, founder & CEO of Margaux Biologics, Inc., is a physician scientist with a distinguished career in both academia and industry spanning over 30 years.  Prior to joining industry, Dr. Fisher served as Professor and Head of Critical Care Medicine at The Cleveland Clinic Foundation, and has held professor, division chief and director positions at the University of California at Davis Medical Center, Case Western Reserve University and The Cleveland Clinic Foundation.  His research in sepsis, host defense and endothelial dysfunction led to his assisting in the founding of Incyte, and his later recruitment to Eli Lilly & Co, where he led the Xigris (activated Protein C) Global Product Team and successfully registered the first drug approved for the treatment of sepsis.  He was recruited to Abbott Laboratories as Vice President for Global Pharmaceutical Development and, among other accomplishments, led the registration of Humira (first fully humanized anti-TNF mab).  Other medical firsts include his contributions to the development of, and later approval of, sTNF:fc (Enbrel, 1st soluble anti-TNF tx) and IL-1ra (Kinneret, 1st anti-IL-1 tx).  Dr. Fisher has numerous patents and publications to his credit.  Prior to founding Margaux Biologics, he was Chief Medical Officer and Executive Vice President of Cardiome Pharma Corp. where he led the team that invented, developed, registered and sold to Merck ($800M) vernakalant, a novel, first in class, multi-ion channel drug for atrial fibrillation (Brinavess).

Additionally, Dr. Fisher is a decorated, multi tour combat veteran, with extensive military experience in special operations.  He is a Life Member of the Special Operations Medical Association (SOMA), has served as a member of the Defense Science Research Council and on DARPA panels, including one focused on universal host defense. His unique background of direct patient care, basic and clinical research, on the ground combat experience, and leadership at all levels, has led to an exemplary track record of building teams, delivering results, medical firsts and saving lives.

Geert Schmid-Schönbein, Ph.D

Dr. Schmid-Schonbein is Distinguished Professor of Bioengineering, Adjunct Professor in Medicine at the University of California, San Diego (UCSD) and director of the UCSD Microcirculation Laboratory where he and his team are studying organ injury mechanisms, apoptosis in hypertension, and triggers for inflammation in the blood circulation.  Dr. Schmid-Schonbein earned his Ph.D. in bioengineering from UCSD in 1976. After a three-year post-doctoral fellowship at Columbia University, he returned to UCSD in 1979 as an assistant professor.  Some of Dr. Schmid-Schonbein's early research discoveries involved the behavior of infection-fighting white blood cells. Using engineering techniques, he made the first determination of the force with which white blood cells adhere to the walls of blood vessels as part of the initial process of inflammation. Later, Dr. Schmid-Schonbein concluded that the survival of an acutely ill patient can hinge on the degree to which white blood cells are activated. Recently his group discovered a mechanism that leads to activation of white blood cells, which is due to digestive enzymes and may cause cardiovascular disease. Among his many distinctions, Dr. Schmid-Schonbein is a member of the National Academy of Engineering and a fellow of the American Heart Association. He is a founding fellow of the American Institute for Medical and Biological Engineering, and winner of the Melville Medal from the American Society of Mechanical Engineering.

INVOLVEMENT IN LEGAL PROCEEDINGS.

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; and (5) being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies or law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or associated persons.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended March 31, 2012 and March 31, 2011. The following table summarizes all compensation for fiscal year 2012 and 2011 received by our Chief Executive Officer, and the Company's two most highly compensated executive officers who earned more than $100,000 in fiscal year 2012.

SUMMARY COMPENSATION TABLE FOR 2012 AND 2011 FISCAL YEARS

NAMED EXECUTIVE OFFICER AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)		OPTION AWARDS ($)		NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTHER COMP. ($)	TOTAL ($)

James A. Joyce (1)	2012	$325,000	$--	--		$--		$--	$--	$--	$325,000
CHIEF EXECUTIVE OFFICER	2011	$325,000	$5,120	--		$580,522	(3)	$--	$--	$--	$910,642

Richard H. Tullis, Ph.D (2)	2012	$195,000	$--	$--		$--		$--	$--	$--	$195,000
VICE PRESIDENT AND CHIEF SCIENCE OFFICER	2011	$195,000	$--	$--		$232,209	(4)	$--	$--	$--	$427,209

James B. Frakes (5)	2012	$180,000	$--	$--		$--		$--	$--	$--	$180,000
CHIEF FINANCIAL OFFICER AND SVP-FINANCE	2011	$150,291	$--	$49,659	(6)	$116,104	(7)	$--	$--	$--	$316,054

Rodney S. Kenley (8)	2012	$240,000	$--	$--		$--		$--	$--	$--	$240,000
PRESIDENT	2011	$100,000	$--	$--		$210,000	(9)	$--	$--	$--	$310,000

(1) The aggregate number of stock awards and stock option awards issued to Mr. Joyce and outstanding as of March 31, 2012 is 600,000 (of the 4,000,000 share restricted stock grant – see below) and 12,088,243.

(2) The aggregate number of stock awards and stock option awards issued to Dr. Tullis and outstanding as of March 31, 2012 is zero and 2,617,175.

(3) This option award to purchase 2,500,000 shares at $0.25 per share was for service as an officer and the fair value on the grant date of September 27, 2010 was calculated through a binomial lattice pricing model. Significant assumptions used in determining the fair value included: volatility of 113.2%, risk free interest rate of 0.66% and a 10-year life.

(4) This option award to purchase 1,000,000 shares at $0.25 per share was for service as an officer and the fair value on the grant date of September 15, 2010 was calculated through a binomial lattice pricing model. Significant assumptions used in determining the fair value included: volatility of 113.2%, risk free interest rate of 0.66% and a 10 year life.

(5) Mr. Frakes was appointed as Chief Financial Officer on September 27, 2010 after previously serving as Senior Vice President-Finance on a part-time basis.  The aggregate number of stock awards and stock option awards outstanding as of March 31, 2012 is zero and 500,000.

(6) The stock issuances to Mr. Frakes during the fiscal year ended March 31, 2011 were given as compensation prior to his acceptance of the CFO position.

(7) This option award to purchase 500,000 shares at $0.25 per share was for service as an officer and the fair value on the grant date of September 15, 2010 was calculated through a binomial lattice pricing model. Significant assumptions used in determining the fair value included: volatility of 113.2%, risk free interest rate of 0.66% and a 10-year life.

(8) Mr. Kenley was appointed President on October 27, 2011.  The aggregate number of stock awards and stock option awards issued to Mr. Kenley and outstanding as of March 31, 2012 is zero and 1,000,000.

(9) This option award to purchase 1,000,000 shares at $0.25 per share was for service as an officer and the fair value on the grant date of October 27, 2010 was calculated through a binomial lattice pricing model. Significant assumptions used in determining the fair value included: volatility of 114.7%, risk free interest rate of 0.64% and a 10-year life.

In addition, Mr. Joyce was granted 4,000,000 shares of restricted common stock, at a price per share of $0.24, which began vesting in equal installments over a thirty-six month period commencing June 30, 2010; however Mr. Joyce may, from time to time, defer acceptance of the shares. All shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six month vesting period. As of March 31, 2012, Mr. Joyce has accepted 600,000 of such shares.  All of such 600,000 shares are pledged as collateral to secure a personal loan to Mr. Joyce by a third party lender.  We began recording the stock-based compensation expense associated with this grant in June 2010.

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

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END

The following table sets forth certain information concerning stock option awards granted to our named executive officers.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR END

OPTIONS AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	OPTION EXERCISE PRICE ($)
James A. Joyce	1,115,550(1)	--	--	$ 0.38	02/23/15
	557,775(1)	--	--	$ 0.38	02/23/15
	557,775(1)	--	--	$ 0.38	02/23/15
	2,857,143(1)	--	--	$ 0.21	12/18/15
	2,500,000(2)	--	--	$ 0.36	09/21/17
	2,000,000(3)	--	--	$ 0.25	02/21/19
	1,500,000(4)	1,000,000	--	$ 0.25	09/27/20

Richard H. Tullis	433,588(5)	--	--	$ 0.38	02/23/15
	433,587(5)	--	--	$ 0.38	02/23/15
	750,000(6)	--	--	$ 0.41	06/14/18
	1,000,000(7)	--	--	$ 0.25	09/27/20

James B. Frakes	250,000(8)	250,000	--	$ 0.25	09/27/20

Rodney S. Kenley	416,664(9)	583,336	--	$ 0.25	10/27/20

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

On March 26, 2012, Mr. Joyce entered into an Option Suspension Agreement whereby Mr. Joyce agreed not to exercise his stock options pending the filing of amended Articles of Incorporation of the Company increasing our authorized capital (which was completed in June 2012). Accordingly, none of Mr. Joyce’s options can be exercised until the amended Articles of Incorporation have been filed. The agreement also provides Mr. Joyce certain protections in the event that the Company should undergo a change of control transaction while exercise of his options is suspended. Such protections include the right to receive, in the form of cash payments, the positive value of his options (which remain subject to suspension) at the time of such transaction. Mr. Joyce may revoke such Agreement without penalty to him.  The Agreement has lapsed and is no longer effective.

(5) This option was fully vested as of March 31, 2010. Subsequent to March 31, 2010, the expiration date of this option was extended to February 23, 2015 (see Item 13 to the Financial Statements).

(6) This option was fully vested as of December 15, 2011.

(7) The option was fully vested as of September 27, 2011.

(8) The option was fully vested as of September 27, 2011.

On March 26, 2012, Mr. Frakes entered into an Option Suspension Agreement whereby Mr. Frakes agreed not to exercise his stock options pending the filing of amended Articles of Incorporation of the Company increasing our authorized capital (which was completed in June 2012). Accordingly, none of Mr. Frakes’ options can be exercised until the amended Articles of Incorporation have been filed. The agreement also provides Mr. Frakes certain protections in the event that the Company should undergo a change of control transaction while exercise of his options is suspended. Such protections include the right to receive, in the form of cash payments, the positive value of his options (which remain subject to suspension) at the time of such transaction. Mr. Frakes may revoke such Agreement without penalty to him.  The Agreement has lapsed and is no longer effective.

(9) The option vested 250,000 on October 27, 2011 and the remaining 750,000 vests over the 36 months following that date.

STOCK AWARDS

NAME	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED		MARKET VALUE OF SHARES OR UNITS THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED
	(#)		($)	(#)	($)

James A. Joyce	1,666,667	(1)	$400,000	--	$--
Richard H. Tullis, PhD	--		$--	--	$--
James B. Frakes	--		$--	--	$--
Rodney S. Kenley	--		$--	--	$--

(1) On June 8, 2009, Mr. Joyce was granted 4,000,000 shares of restricted common stock, at a price per share of $0.24, which shall vest in equal installments over a thirty-six month period commencing June 30, 2010; however Mr. Joyce may, from time to time, defer acceptance of the shares. All shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six month vesting period.  As of March 31, 2012, 2,333,333 had vested under this restricted stock grant although Mr. Joyce has only elected to receive 600,000 shares.  All of such 600,000 shares are pledged as collateral to secure a personal loan to Mr. Joyce by a third party lender.

DIRECTOR COMPENSATION FOR 2011 FISCAL YEAR

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended March 31, 2012.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James A. Joyce (1)	--	--	--	--	--	--	--
Richard H. Tullis (2)	--	--	--	--	--	--	--
Rodney S. Kenley (3)	--	--	--	--	--	--	--
Edward G. Broenniman (4)	42,000	--	$--	--	--	--	$42,000
Franklyn S. Barry, Jr. (5)	42,000	--	$--	--	--	--	$42,000

(1) All compensation received by Mr. Joyce in fiscal year 2012 is disclosed in the Summary Compensation Table above. Mr. Joyce received no compensation as a director in fiscal year 2012.

(2) All compensation received by Dr. Tullis in fiscal year 2012 is disclosed in the Summary Compensation Table above. Dr. Tullis received no compensation as a director in fiscal year 2012.

(3) All compensation received by Mr. Kenley in fiscal year 2012 is disclosed in the Summary Compensation Table above. Mr. Kenley received no compensation as a director in fiscal year 2012.

(4) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2012 are 0 and 1,408,725. Mr. Broenniman received a stock option grant of 600,000 shares on September 27, 2010 for his service as an outside director. The option vested 300,000 at grant, with 100,000 vesting on each anniversary date through September 27, 2013.

(5) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2012 are 0 and 1,264,550. Mr. Barry received a stock option grant of 500,000 shares on September 27, 2010 for his service as an outside director. The option vested 250,000 at grant, with 83,333 vesting on each anniversary date through September 27, 2013.

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

At March 31, 2012 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors, 514,550 outside directors’ options had been forfeited, 250,000 outside directors’ options had been exercised and 3,671,550 options remained outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 28, 2012, with respect to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of each class of our capital stock, (ii) each of our directors and director nominees (if any), (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. The term "executive officer" is defined as the President/Chief Executive Officer, Secretary, Chief Financial Officer/Treasurer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for the Company. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, excepted where otherwise noted:

TITLE OF CLASS	NAME AND ADDRESS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)	PERCENT OF BENEFICIAL OWNERSHIP
Common Stock	James A. Joyce, Chief Executive Officer and Director 8910 University Center Lane, Suite 660 San Diego, CA 92122	14,377,132 shares (3)	9.2%
Common Stock	Richard H. Tullis, PhD, Chief Scientific Officer and Director 8910 University Center Lane, Suite 660 San Diego, CA 92122	3,135,925 shares (4)	2.2%
Common Stock	Rodney S. Kenley, President and Director 8910 University Center Lane, Suite 660 San Diego, CA 92122	415,831 shares (5)	*
Common Stock	James B. Frakes, Chief Financial Officer 8910 University Center Lane, Suite 660 San Diego, CA 92122	510,000 shares (6)	*
Common Stock	Franklyn S. Barry, Jr., Director 8910 University Center Lane, Suite 660 San Diego, CA 92122	1,203,976 shares (7)	*
Common Stock	Edward G. Broenniman, Director 8910 University Center Lane, Suite 660 San Diego, CA 92122	1,490,899 shares (8)	1.1%
Common Stock	Ellen R Weiner Family Revocable Trust (9) 10645 N. Tatum Blvd., Suite 200-166 Phoenix, AZ 85028	15,241,520 shares (10)	9.9%
Common Stock	Estate of Allen S. Bird (9) PO Box 371179 Las Vegas, NV 89137	8,067,998 shares (10)	5.5%
Common Stock	Phillip A. Ward (9) PO Box 3322 Rancho Santa Fe, CA 92067	7,180,513 shares (11)	4.99%
Common Stock	Alpha Capital Anstalt (9) c/o LH Financial Services Corp. 150 Central Park South, 2nd Floor New York, NY 10019	7,345,219 shares (12)	4.99%
Common Stock	Osher Capital (9) c/o LH Financial Services Corp. 150 Central Park South, 2nd Floor New York, NY 10019	7,345,219 shares (13)	4.99%
Common Stock	All Current Directors and Executive Officers as a Group (6 members)	20,800,430 shares	13.5%

*  Less than 1%

(1)           Based on 139,853,560 shares of Common Stock outstanding on the transfer records of the Company as of June 28, 2012.

(2)           Calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable by a person within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Except where otherwise noted, the Company believes that each individual or entity named has sole investment and voting power with respect to the shares of Common Stock indicated as beneficially owned by such person, subject to community property laws, where applicable.

(3)           Includes 2,231,100 stock options exercisable at $0.38 per-share, 2,857,143 stock options exercisable at $0.21 per share, 2,500,000 stock options exercisable at $0.36 per share and 3,500,000 stock options exercisable at $0.25 per share. An additional 1,000,000 stock options (exercisable at $0.25 per share) granted to Mr. Joyce are excluded from the above table as that portion will vest after 60 days from March 31, 2012.

In addition, Mr. Joyce has been granted 4,000,000 shares of restricted common stock, which vest over a 36-month period commencing June 30, 2010; however, such shares will not be issued until Mr. Joyce requests delivery of such vested shares. The above table includes 2,555,556 shares, representing 23 months of vesting under the 4,000,000 share grant. As of March 31, 2012, Mr. Joyce has accepted 600,000 of such shares.

On March 26, 2012, Mr. Joyce entered into an Option Suspension Agreement whereby Mr. Joyce agreed not to exercise his stock options pending the filing of amended Articles of Incorporation of the Company increasing our authorized capital (which was completed in June 2012). Accordingly, none of Mr. Joyce’s options can be exercised until the amended Articles of Incorporation have been filed. The agreement also provides Mr. Joyce certain protections in the event that the Company should undergo a change of control transaction while exercise of his options is suspended. Such protections include the right to receive, in the form of cash payments, the positive value of his options (which remain subject to suspension) at the time of such transaction. Mr. Joyce may revoke such Agreement without penalty to him.  The agreement has lapsed and is no longer effective.

(4)           Includes 867,175 stock options exercisable at $0.38 per share, 750,000 stock options exercisable at $0.41 per share and 1,000,000 stock options exercisable at $0.25 per share.

(5)           Includes 395,831 stock options exercisable at $0.25 per share. An additional 604,169 stock options (exercisable at $0.25 per share) granted to Mr. Kenley are excluded from the table as that portion will vest after 60 days from March 31, 2012.

(6)           Includes 500,000 stock options exercisable at $0.25 per share.

On March 26, 2012, Mr. Frakes entered into an Option Suspension Agreement whereby Mr. Frakes agreed not to exercise his stock options pending the filing of amended Articles of Incorporation of the Company increasing our authorized capital (which was completed in June 2012). Accordingly, none of Mr. Frakes’ options can be exercised until the amended Articles of Incorporation have been filed. The agreement also provides Mr. Frakes certain protections in the event that the Company should undergo a change of control transaction while exercise of his options is suspended. Such protections include the right to receive, in the form of cash payments, the positive value of his options (which remain subject to suspension) at the time of such transaction. Mr. Frakes may revoke such Agreement without penalty to him.  The agreement has lapsed and is no longer effective.

(7)           Includes 264,550 stock options exercisable at $0.38 per share, 500,000 stock options exercisable at $0.41 per share and 333,333 stock options exercisable at $0.25 per share. An additional 166,667 stock options (exercisable at $0.25 per share) granted to Mr. Barry are excluded from the table as that portion will vest after 60 days from March 31, 2012.

(8)           Includes 308,725 stock options exercisable at $0.38 per share, 500,000 stock options exercisable at $0.41 per share and 400,000 stock options exercisable at $0.25 per share. An additional 200,000 stock options (exercisable at $0.25 per share) granted to Mr. Broenniman are excluded from the table as that portion will vest after 60 days from March 31, 2012.

(9)           More-than-5% stockholder.

(10)           Includes certain shares issuable upon conversion of a convertible note and exercise of warrants held by the Ellen R. Weiner Family Revocable Trust (the "Trust") and all shares issuable upon conversion of a convertible note and exercise of warrants held by the Estate of Allan S. Bird (the "Estate"). The Trust owns a convertible promissory note in the principal amount of $660,000 convertible into 15,751,790 shares at $0.0419 per share and 8,769,897 warrants to purchase common shares at $0.0419 per share. The Estate owns a convertible promissory note in the principal amount of $225,000 convertible into 5,369,928 shares at $0.0419 per share and 2,698,070 warrants to purchase common shares at $0.0419 per share. Beneficial ownership by each of the Trust and the Estate is limited contractually to the extent that such conversion or exercise would cause the aggregate number of shares of common stock beneficially owned by either to exceed 9.9%. Accordingly, beneficial ownership for the Trust does not reflect 10,420,500 shares underlying the convertible note and warrants that would cause the number of shares beneficially owned by the Trust to be 15.6% of our outstanding shares. Mr. Bird was Ms. Weiner's father-in-law. The Ellen R. Weiner Family Trust disclaims any beneficial ownership of the Estate's note, associated warrants and underlying common stock. The Estate of Mr. Bird disclaims any beneficial ownership of the Trust's note, associated warrants and underlying common stock.

(11)           Includes certain shares issuable upon the conversion of convertible notes and exercise of warrants held by Phillip A. Ward. Mr. Ward owns a convertible note in the principal amount of $100,000 convertible into 1,111,111 shares of common stock at $0.09 per share; and a convertible note in the principal amount of $157,656 convertible into 1,751,733 shares of common stock at $0.09 per share; and warrants to purchase 100,000 shares of common stock at an exercise price of $0.176 per share; warrants to purchase 194,118 shares of common stock at an exercise price of $0.17 per share; warrants to purchase 555,556 shares of common stock at an exercise price of $0.18 per share; warrants to purchase 555,556 shares of common stock at an exercise price of $0.18 per share; warrants to purchase 555,556 shares of common stock at an exercise price of $0.18 per share; warrants to purchase 194,118 shares of common stock at an exercise price of $0.17 per share; warrants to purchase 1,111,111 shares of common stock at $0.125 per share; and warrants to purchase 1,751,735 shares of common stock at $0.125 per share. Mr. Ward's beneficial ownership is limited contractually to the extent that exercise of such notes and warrants would cause the aggregate number of shares of common stock beneficially owned by Mr. Ward to exceed 4.99% of our outstanding shares. Accordingly, beneficial ownership for Mr. Ward does not reflect 3,836,096 shares underlying such notes and warrants that would cause the number of shares beneficially owned by Mr. Ward to be 7.5% of our outstanding shares.

(12)           Includes certain shares issuable upon the conversion of convertible notes and exercise of warrants held by Alpha Capital Anstalt (“Alpha”). Alpha owns a convertible note in the principal amount of $240,000 convertible into 4,395,604 shares of common stock at $0.0546 per share; a convertible note in the principal amount of $275,000 convertible into 5,036,630 shares of common stock at $0.0546 per share; and a convertible note in the principal amount of $152,500 convertible into 2,178,571 shares of common stock at $0.07 per share; and warrants to purchase 1,237,500 shares of common stock at an exercise price of $0.10 per share; warrants to purchase 495,000 shares of common stock at an exercise price of $0.10 per share; warrants to purchase 1,375,000 shares of common stock at an exercise price of $0.10 per share; warrants to purchase 1,375,000 shares of common stock at an exercise price of $0.10 per share; warrants to purchase 3,257,500 shares of common stock at an exercise price of $0.10 per share; warrants to purchase 3,257,500 shares of common stock at an exercise price of $0.10 per share; and warrants to purchase 2,178,571 shares of common stock at an exercise price of $0.10 per share. Alpha’s beneficial ownership is limited contractually to the extent that exercise of such notes and warrants would cause the aggregate number of shares of common stock beneficially owned by Alpha to exceed 4.99% of our outstanding shares. Accordingly, beneficial ownership for Alpha does not reflect 17,441,658 shares underlying such notes and warrants that would cause the number of shares beneficially owned by Alpha to be 15.1% of our outstanding shares.

(13)           Includes certain shares issuable upon the conversion of convertible notes and exercise of warrants held by Osher Capital (“Osher”). Osher owns a convertible note in the principal amount of $75,000 convertible into 1,373,626 shares of common stock at $0.0546 per share; a convertible note in the principal amount of $18,700 convertible into 342,491 shares of common stock at $0.0546 per share; and a convertible note in the principal amount of $125,400 convertible into 2,296,703 shares of common stock at $0.0546 per share; and warrants to purchase 247,500 shares of common stock at an exercise price of $0.10 per share; warrants to purchase 181,500 shares of common stock at an exercise price of $0.10 per share; warrants to purchase 825,000 shares of common stock at an exercise price of $0.10 per share; warrants to purchase 115,500 shares of common stock at an exercise price of $0.10 per share; warrants to purchase 825,000 shares of common stock at an exercise price of $0.10 per share; warrants to purchase 115,500 shares of common stock at an exercise price of $0.10 per share; warrants to purchase 1,559,000 shares of common stock at an exercise price of $0.10 per share; and warrants to purchase 1,559,000 shares of common stock at an exercise price of $0.10 per share. Osher’s beneficial ownership is limited contractually to the extent that exercise of such notes and warrants would cause the aggregate number of shares of common stock beneficially owned by Osher to exceed 4.99% of our outstanding shares. Accordingly, beneficial ownership for Osher does not reflect 2,095,601 shares underlying such notes and warrants that would cause the number of shares beneficially owned by Osher to be 6.3% of our outstanding shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes all transactions since April 1, 2010, and all proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

In addition, on June 8, 2009, the Board of Directors had approved the grant of 4,000,000 shares of restricted common stock, at a price per share of $0.24 to Mr. James Joyce, our Chief Executive Officer, with the shares vesting over a thirty-six month period commencing June 30, 2010. On May 21, 2010, the Board of Directors agreed that Mr. Joyce may, from time to time, defer acceptance of the shares under the vesting schedule provided that all shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six month vesting period. As of June 28, 2012, Mr. Joyce has accepted 600,000 of such shares.

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

To our CSO, an option to acquire an aggregate of 1,000,000 shares of our common stock. The option vested as to 500,000 shares on the grant date and vested the remaining 500,000 shares one year from the grant date. Unless earlier exercised or terminated, the option will expire September 27, 2020.

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

To James Frakes, appointed as CFO on September 27, 2010, an option to acquire an aggregate of 500,000 shares of our common stock. The option vested as to 250,000 shares on the grant date and vested the remaining 250,000 shares one year from the grant date.

On October 27, 2010, our Board of Directors granted Rodney S. Kenley, our president, an option to acquire an aggregate of 1,000,000 shares of our common stock with an exercise price of $0.25 per share. One-fourth of the option, or 250,000 shares, vested on the one year anniversary and the remainder will vest quarterly over the following three years. Unless earlier exercised or terminated, the option will expire October 27, 2020.

On March 26, 2012, Mr. Joyce entered into an Option Suspension Agreement whereby Mr. Joyce agreed not to exercise his stock options pending the filing of amended Articles of Incorporation of the Company increasing our authorized capital. Accordingly, none of Mr. Joyce’s options can be exercised until the amended Articles of Incorporation have been filed. Those amended Articles of Incorporation were filed on June 4, 2012.

On March 26, 2012, Mr. Frakes entered into an Option Suspension Agreement whereby Mr. Frakes agreed not to exercise his stock options pending the filing of amended Articles of Incorporation of the Company increasing our authorized capital. Accordingly, none of Mr. Frakes’ options can be exercised until the amended Articles of Incorporation have been filed. Those amended Articles of Incorporation were filed on June 4, 2012.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services billed by Squar, Milner, Peterson, Miranda & Williamson LLP ("Squar Milner") for the fiscal years ended March 31, 2012 and 2011:

	Fiscal Year	Ended March 31,
	2012	2011

Audit Fees (1)	$113,571	$117,417
Audit Related Fees (2)	2,500	4,320
Tax Fees (3)	5,239	7,262
All Other Fees (4)	--	--
	$121,310	$128,999

(1)
Audit fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for fiscal 2012 and 2011 and for reviews of the financial statements included in each of our quarterly reports on Form 10-Q during fiscal 2012 and 2011.

(2)
Audit Related Fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in Audit Related Fees for fiscal 2012 and 2011 are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.

(3)	Tax fees include the aggregate fees billed during fiscal year 2012 and 2011 for professional services for preparation of income tax returns.
(4)
All Other Fees consist of fees paid for products and services other than the Services reported above.  No such fees were billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for fiscal 2012 or 2011.

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

1. Consolidated Financial Statements for the periods ended March 31, 2012 and 2011:

                    Report of Independent Registered Public Accounting Firm
                    Consolidated Balance Sheets
                    Consolidated Statements of Operations
                    Consolidated Statements of Cash Flows
                    Consolidated Statements of Stockholders' Deficit
                    Notes to Consolidated Financial Statements

2. Exhibits

2.1	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Aethlon, Inc. dated March 10, 1999 (1)

2.2	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Hemex, Inc. dated March 10, 1999 (1)

2.3	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Syngen Research, Inc. (2)

2.4	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Cell Activation, Inc. (3)

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended*

3.2	Bylaws of Aethlon Medical, Inc. (4)

4.1	Amended and Restated 2003 Consultant Stock Plan (5)

4.2	2010 Stock Incentive Plan (6)

10.1	Employment Agreement between Aethlon Medical, Inc. and James A. Joyce dated April 1, 1999 (7)++

10.2	Patent License Agreement by and amongst Aethlon Medical, Inc., Hemex, Inc., Dr. Julian L. Ambrus and Dr. David O. Scamurra (8)

10.3	Employment Agreement by and between Aethlon Medical, Inc. and Dr. Richard H. Tullis (8)++

10.4	Cooperative Agreement by and between Aethlon Medical, Inc. and George Mason University (9)

10.5	Stock Option Agreement by and between Aethlon Medical, Inc. and James A Joyce (10)++

10.6	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis (10)++

10.7	Stock Option Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry, Jr. (10)++

10.8	Stock Option Agreement by and between Aethlon Medical, Inc. and Ed Broenniman (10)++

10.9	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce(11)++

10.10	Option Agreement by and between Aethlon Medical, Inc. and Trustees of Boston University (12)

10.11	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce (13)++

10.12	Option Suspension Agreement dated June 29, 2009 (14)++

10.13	Form of Class C Common Stock Purchase Warrant (15)

10.14	Form of 10% Convertible Note (15)

10.15	Stock Option Agreement of James A. Joyce (16)++

10.16	Stock Option Agreement of Franklyn S. Barry (16)++

10.17	Stock Option Agreement of Edward G. Broenniman (16)++

10.18	Stock Option Agreement of Richard H. Tullis (16)++

10.19	Form of Liquidated Damages Note dated December 30, 2008 (17)

10.20	Form of Common Stock Purchase Warrant (18)

10.21	Form of Unit Subscription Agreement (18)

10.22	Form of Common Stock Purchase Warrant dated July 10, 2009 (19)

10.23	Form of Common Stock Purchase Warrant dated August 24, 2009 (20)

10.24	Office Lease by and between Glenborough Aventine, LLC and Aethlon Medical, Inc. dated September 16, 2009 (4)

10.25	Standard Industrial Net Lease by and between Sorrento Business Complex and Aethlon Medical, Inc. dated September 28, 2009 (4)

10.26	Form of 10% Convertible Note (21)

10.27	Form of Class C Common Stock Purchase Warrant (21)

10.28	First Amendment to Lease by and between Glenborough Aventine, LLC and Aethlon Medical, Inc. dated February 1, 2010 (21)

10.29	Securities Purchase Agreement by and between Aethlon Medical, Inc. and Gemini Master Fund, Ltd. dated February 12, 2010 (21)

10.30	Convertible Promissory Note issued by Aethlon Medical, Inc. to Gemini Master Fund, Ltd. dated February 12, 2010 (21)

10.31	Warrant to Purchase Common Stock issued by Aethlon Medical, Inc. to Gemini Master Fund, Ltd. dated February 12, 2010 (21)

10.32	Secured Promissory Note issued to Aethlon Medical, Inc. by Gemini Master Fund, Ltd. dated February 12, 2010 (21)

10.33	Form of Amended and Restated 12% Convertible Note(22)

10.34	Form of Amended and Restated Warrant (22)

10.35	Form of Amended and Restated Warrant (QB) (22)

10.36	Form of Amended and Restated Registration Rights Agreement (22)

10.37	Note and Warrant Purchase Agreement by and between Aethlon Medical, Inc. and Tonaquint, Inc. dated July 15, 2010 (23)

10.38	Secured Convertible Promissory Note issued by Aethlon Medical, Inc. to Tonaquint, Inc. dated July 15, 2010 (23)

10.39	Warrant to Purchase Shares of Common Stock issued by Aethlon Medical, Inc. to Tonaquint, Inc. dated July 15, 2010 (23)

10.40	Buyer Trust Deed Note #1 issued to Aethlon Medical, Inc. by Tonaquint, Inc. dated July 15, 2010 (23)

10.41	Form of Buyer Trust Deed Note #2 dated July 15, 2010 (23)

10.42	Trust Deed issued by Tonaquint, Inc. for the benefit of Aethlon Medical, Inc. dated July 15, 2010 (23)

10.43	Escrow Agreement by and among Tonaquint, Inc., Aethlon Medical, Inc. and Griffiths & Turner/GT Title Services, Inc. dated July 15, 2010 (23)

10.44	Deed of Reconveyance executed by Tonaquint, Inc. in favor of Aethlon Medical, Inc. dated July 15, 2010 (23)

10.45	Form of Request for Full Reconveyance (23)

10.46	Irrevocable Instructions to Transfer Agent dated July 15, 2010 (23)

10.47	Form of Subscription Agreement dated September 2010 (24)

10.48	Form of Class [A/B] Common Stock Purchase Warrant dated September 2010 (24)

10.49	Form of Convertible Promissory Note dated September 2010 (24)

10.50	Offer of Employment by and between Aethlon Medical, Inc. and Rodney S. Kenley dated October 27, 2010 (25)++

10.51	Stock Option Agreement of Rodney S. Kenley dated October 27, 2010 (25)++

10.52	Settlement Agreement by and between Aethlon Medical, Inc. and Gemini Master Fund, Ltd. dated November 22, 2010 (26)

10.53	Warrant to Purchase Shares of Common Stock issued by Aethlon Medical, Inc. to Gemini Master Fund, Ltd. dated November 22, 2010 (26)

10.54	Extension Agreement by and between Aethlon Medical, Inc. and Gemini Master Fund, Ltd. dated March 21, 2011 (27)

10.55	Amended and Restated Convertible Promissory Note issued by Aethlon Medical, Inc. to Gemini Master Fund, Ltd. dated February 15, 2011 (27)

10.56	Form of Subscription Agreement dated April 1, 2011 (28)

10.57	Form of Convertible Promissory Note dated April 1, 2011 (28)

10.58	Form of Class A Common Stock Purchase Warrant dated April 1, 2011 (28)

10.59	Form of Class B Common Stock Purchase Warrant dated April 1, 2011 (28)

10.60	Termination Agreement dated June 28, 2011 (30)

10.61	Unsecured Promissory Note dated June 28, 2011 (30)

10.62	Settlement Agreement dated August 15, 2011 (31)

10.63	Subscription Agreement dated September 23, 2011 (32)

10.64	Form of Convertible Promissory Note dated September 23, 2011 (32)

10.65	Form of Class A Common Stock Purchase Warrant dated September 28, 2011 (32)

10.66	Subscription Agreement dated November 10, 2011 (33)

10.67	Form of 5% OID Unsecured Convertible Debenture dated November 10, 2011 (33)

10.68	Form of Common Stock Purchase Warrant dated November 10, 2011 (33)

10.69	Supplement No. 1 to the Securities Purchase Agreement dated November 2011 (34)

10.70	Unit Subscription Agreement dated March 29, 2012 (35)

10.71	Form of Common Stock Purchase Warrant dated March 29, 2012 (35)

14	Code of Ethics (29)

21	List of subsidiaries (22)

23.1	Consent of Independent Registered Public Accounting Firm (Squar, Milner, Peterson, Miranda & Williamson, LLP) *

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

(30)  Filed with the Company’s Current Report on Form 8-K dated June 29, 2011 and incorporated by reference.

(31)  Filed with the Company’s Quarterly Report on Form 10-Q filed on August 22, 2011 for the period ended June 30, 2011 and incorporated by reference.

(32)  Filed with the Company’s Current Report on Form 8-K dated September 28, 2011 and incorporated by reference.

(33)  Filed with the Company’s Quarterly Report on Form 10-Q filed on November 18, 2011 for the period ended September 30, 2011 and incorporated by reference.

(34)  Filed with the Company’s Current Report on Form 8-K dated February 29, 2012 and incorporated by reference.

(35)  Filed with the Company’s Current Report on Form 8-K dated April 6, 2012 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June, 2012.

By:	/s/ JAMES A. JOYCE
James A. Joyce
Chairman, Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. JOYCE	Chairman of the Board and Chief	June 29, 2012
James A. Joyce	Executive Officer

/s/ JAMES B. FRAKES	Chief Financial Officer	June 29, 2012
James B. Frakes

/s/ FRANKLYN S. BARRY, JR.	Director	June 29, 2012
Franklyn S. Barry, Jr.

/s/ EDWARD G. BROENNIMAN	Director	June 29, 2012
Edward G. Broenniman

/s/ RICHARD H. TULLIS	Director	June 29, 2012
Richard H. Tullis

/s/ RODNEY S. KENLEY	Director	June 29, 2012
Rodney S. Kenley

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aethlon Medical, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Aethlon Medical, Inc. and Subsidiary (the "Company") as of March 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aethlon Medical, Inc. and Subsidiary as of March 31, 2012 and 2011 and the consolidated results of their operations and cash flows for each of the years in the two-year period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations, is in default on certain debt agreements, and has negative working capital of approximately $9,438,000 and an accumulated deficit of approximately $56,583,000 as of March 31, 2012. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

NEWPORT BEACH, CALIFORNIA
JUNE 29, 2012

AETHLON MEDICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	March 31, 2011
ASSETS
CURRENT ASSETS
Cash	$143,907	$15,704
Accounts receivable	400,114	--
Deferred financing costs	120,563	157,732
Interest receivable	--	7,096
Note receivable	--	200,000
Prepaid expenses	31,452	29,711

TOTAL CURRENT ASSETS	696,036	410,243

NON-CURRENT ASSETS
Property and equipment, net	1,465	7,785
Patents, net	130,817	139,981
Deposits	10,376	9,210

TOTAL ASSETS	$838,694	567,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$586,340	$308,413
Due to related parties	730,070	617,570
Notes payable	654,796	190,000
Convertible notes payable, net of discounts	3,005,473	2,181,852
Derivative liabilities	3,588,615	2,002,896
Accrued liquidated damages	437,800	437,800
Other current liabilities	1,131,221	804,386

TOTAL CURRENT LIABILITIES	10,134,315	6,542,917

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 250,000,000 shares authorized; 117,515,892 and 77,467,361 issued and outstanding at March 31, 2012 and 2011, respectively	117,518	77,469
Additional paid-in capital	47,170,146	42,418,778
Accumulated deficit	(56,583,285)	(48,471,945)

TOTAL STOCKHOLDERS’ DEFICIT	(9,295,621)	(5,975,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$838,694	$567,219

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	Years Ended March 31,
	2012	2011
REVENUES:
Government contract revenue	$1,358,189	$—
Product sales	1,432	—
Total revenues	1,359,621	—

OPERATING EXPENSES
Professional fees	1,566,827	1,112,476
Payroll and related	2,054,550	2,902,415
General and administrative	852,579	542,225
	4,473,956	4,557,116
OPERATING LOSS	(3,114,335)	(4,557,116)

OTHER (INCOME) EXPENSE
Loss on extinguishment of debt	77,265	3,306,250
Change in fair value of derivative liabilities	766,903	(6,079,772)
Interest and other debt expenses	3,793,758	3,951,352
Interest income and other	359,079	(23,511)
	4,997,005	1,154,319

NET LOSS	$(8,111,340)	$(5,711,435)

Basic and diluted net loss per share	$(0.08)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	101,765,705	69,610,635

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	(DEFICIT)
BALANCE - MARCH 31, 2010	61,913,508	$61,914	$38,296,362	$(42,760,510)	$(4,402,234)

Issuance of common stock under warrant exercises	1,844,903	1,845	318,588	—	320,433

Issuances of common stock upon conversions of notes payable	8,857,408	8,858	1,622,947	—	1,631,805

Issuance of warrants upon conversion of debt into common stock	—	—	74,652	—	74,652

Issuance of common stock for services	2,586,735	2,587	669,489	—	672,076

Issuance of common stock in connection with debt restructuring	1,555,000	1,555	449,395	—	450,950

Adjustment to paid in capital in connection with debt restructuring	—	—	(1,000,000)	—	(1,000,000)

Issuance of convertible notes in settlement of accrued legal fees	31,040	31	8,971	—	9,002

Issuance of common stock as grant to research institute	78,767	79	17,171	—	17,250

Issuance of shares in connection with restricted stock grant to officer	600,000	600	(600)	—	—

Debt discount recorded in connection with beneficial conversion feature	—	—	90,339	—	90,339

Cost incurred in connection with warrant extensions	—	—	96,525	—	96,525

Stock-based compensation expense	--	--	1,774,939	—	1,774,939

Net loss	—	—	—	(5,711,435)	(5,711,435)

BALANCE - MARCH 31, 2011	77,467,361	$77,469	$42,418,778	$(48,471,945)	$(5,975,698)

continued………….

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

AETHLON MEDICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	(DEFICIT)
Issuance of common stock for cash	3,750,000	$3,750	$296,250	$—	$300,000

Issuances of common stock upon conversions of notes payable	28,859,559	28,856	2,029,434	—	2,058,290

Issuance of common stock under warrant exercises	3,699,914	3,700	(3,700)	—	--

Issuance of common stock for services	3,451,558	3,455	338,092	—	341,547

Patent license fees paid with issuance of common stock	287,500	288	16,962	—	17,250

Reclassification of warrant derivative liability into equity	--	--	289,124	—	289,124

Debt discount recorded in connection with beneficial conversion feature	—	—	792,878	—	792,878

Non-cash interest expense	--	--	156,100	--	156,100

Loss on debt extinguishment	—	—	77,265	—	77,265

Stock-based compensation expense	--	--	758,963	—	758,963

Net loss	—	—	—	(8,111,340)	(8,111,340)

BALANCE - MARCH 31, 2012	117,515,892	$117,518	$47,170,146	$(56,583,285)	$(9,295,621)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

AETHLON MEDICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(8,111,340)	$(5,711,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,219	19,102
Loss on debt extinguishment	77,265	3,306,250
Non-cash interest expense	694,836	1,252,689
Legal fees paid through the issuance of convertible debt	--	63,412
Change in estimated fair value of derivative liabilities	766,903	(6,079,772)
Loss on settlement of convertible note termination	360,186	—
Fair market value of equity instruments issued for services, grants and accrued interest	341,547	672,076
Costs associated with issuance of warrants	--	74,652
Stock based compensation	758,963	1,774,939
Patent license fees paid with issuance of common stock	17,250	17,250
Liquidated damages	--	149,800
Amortization of debt discount and deferred financing costs	2,598,861	2,027,623

Changes in operating assets and liabilities:
Accounts receivable	(400,114)	--
Prepaid expenses	(1,741)	37,563
Other assets	5,930	(5,588)
Accounts payable and accrued liabilities	920,380	394,801
Due to related parties	112,500	38,305

Net cash used in operating activities	(1,841,355)	(1,968,333)

Cash flows from investing activities:
Purchases of property and equipment	(1,735)	(2,541)
Patents and patents pending	--	(6,805)

Net cash used in investing activities	(1,735)	(9,346)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
continued………….

AETHLON MEDICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	2012	2011
Cash flows from financing activities:
Principal repayments of notes payable	(223,078)	--
Proceeds from the issuance of convertible notes payable	1,694,371	1,105,000
Proceeds from the collection of secured notes receivable	200,000	500,000
Net proceeds from the issuance of common stock	300,000	320,433

Net cash provided by financing activities	1,971,293	1,925,433

Net increase (decrease) in cash	128,203	(52,246)

Cash at beginning of year	15,704	67,950

Cash at end of year	$143,907	$15,704

Supplemental disclosure of cash flow information - Cash paid during the year for:
Interest	$29,645	$—
Income taxes	$—	$—

Supplement schedule of non-cash investing and financing activities:

Conversion of debt, accrued liabilities and accrued interest to common stock	$2,058,290	$1,563,102
Debt discount on notes payable associated with embedded conversion feature and detachable warrants	$1,362,082	$1,750,540
Reclass of accounts payable to notes payable	$124,610	$--
Recording deferred financing costs associated with convertible notes payable	$367,445	$254,970
Reclassification of warrant derivative liability into equity	$289,124	$--
Issuance of note receivable in connection with convertible debt financing	$--	$400,000

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

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

In prior years, Aethlon was classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP") as it had not generated revenues from its planned principal operations.  In the three months ended December 31, 2011, we began to generate revenues from a government contract with the Advanced Research Projects Agency (DARPA) of the U.S. Department of Defense and have emerged from the development stage.  Subsequent to December 31, 2011, we recorded the first commercial shipment of one of our products to a life sciences company for diagnostics use.

Our common stock is quoted on the Over-the-Counter Bulletin Board administered by the Financial Industry Regulatory Authority ("OTCBB") under the symbol "AEMD.OB."

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly-owned subsidiary Exosome Sciences, Inc. (collectively hereinafter referred to as the "Company" or "Aethlon"). All intercompany balances have been eliminated in consolidation.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations, are in default on certain debt agreements, and have negative working capital of approximately $9,438,000, and an accumulated deficit of approximately $56,583,000 at March 31, 2012. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2013 through debt and/or equity financing arrangements as well as through the receipts under our DARPA contract (See Note 14).

We are currently addressing our liquidity issue by seeking additional investment capital through private placements of common stock and debt and by applying for additional grants issued by government agencies in the United States. We believe that our cash on hand and funds expected to be received from additional private investment and/or government grants will be sufficient to meet our liquidity needs for fiscal 2013. However, no assurance can be given that we will receive any funds in addition to the funds it has received to date.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

RISKS AND UNCERTAINTIES

We operate in an industry that is subject to intense competition, government regulation and rapid technological change. Our operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, and including the potential risk of business failure.

USE OF ESTIMATES

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, revenue recognition, realization of long-lived assets, valuation of derivative liabilities, estimating fair value associated with debt and equity transactions and valuation of deferred tax assets. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Accounting standards define "cash and cash equivalents" as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest to be cash equivalents.  As of March 31, 2012 and 2011, we had no assets that were classified as cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of our cash, accounts payable and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the note receivable and notes payable approximates their fair value due to the short maturity of the notes and as the interest rate approximates current market interest rates for similar instruments. Derivative liabilities recorded in connection with warrants and embedded conversion features of certain convertible notes payable are reported at their estimated fair value, with changes in fair value being reported in results of operations (see Note 13).

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

We do not have any assets or liabilities that are measured at fair value on a recurring basis and, during the years ended March 31, 2012 and 2011, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis except as described in Note 13 under the derivative liabilities.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at two financial institutions in checking accounts and related cash management accounts. In October 2008, the Federal Deposit Insurance Corporation ("FDIC") increased the maximum level of deposit insurance at financial institutions from $100,000 to $250,000. Our cash balances were below such insured amounts at both March 31, 2012 and 2011.

All of our accounts receivable at March 31, 2012 and virtually all of our revenue in the fiscal year ended March 31, 2012 were from the U.S. Department of Defense.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the fiscal years ended March 31, 2012 and 2011.

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

As of March 31, 2012 and 2011, a total of 130,756,916 and 79,533,432 potential common shares, consisting of shares underlying outstanding stock options, warrants and convertible notes payable were excluded as their inclusion would be antidilutive.

SEGMENTS

We currently operate in one segment, and accordingly, no additional segment related disclosures are required.

DEFERRED FINANCING COSTS

Costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt using the effective interest method.  We recorded amortization expense related to our deferred offering costs of $404,614 and $322,191 during the fiscal years ended March 31, 2012 and 2011, respectively.

REVENUE RECOGNITION

With respect to revenue recognition, we entered into a government contract with DARPA and have recognized revenue during the fiscal year ended March 31, 2012 of $1,358,189 under such contract. We adopted the Milestone method of revenue recognition for the DARPA contract under ASC 605-28 “Revenue Recognition – Milestone Method” and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method for the fiscal year ended March 31, 2012.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

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

See Note 14 for the additional disclosure information required under ASC 605-28.

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

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on loss per common share during the years ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Vesting of Stock Options	$436,742	$961,340
Incremental fair value of option Modifications	--	491,377
Vesting Expense Associated with CEO Restricted Stock Grant	322,222	322,222
Total Stock-Based Compensation Expense	$758,964	$1,774,939

Basic and diluted loss per common share	$(0.01)	$(0.02)

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

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

PATENTS

Patents include both foreign and domestic patents. There were several patents pending at March 31, 2012. We capitalize the cost of patents and patents pending, some of which were acquired, and amortize such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. The unamortized costs of patents and patents pending is written off when we determine there is no future benefit to those assets.

STOCK PURCHASE WARRANTS

We granted warrants in connection with the issuance of convertible notes payable and the issuance of common stock for cash. When such warrants are classified as equity, we measure the relative estimated fair value of such warrants which represents a discount from the face amount of the convertible notes payable. Such discounts are amortized to interest expense over the term of the notes.

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

Instruments classified as derivative liabilities are remeasured each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations in other (income) expense.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

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

RESEARCH AND DEVELOPMENT EXPENSES

We incurred approximately $1,088,000 and $440,000 of research and development expenses for the years ended March 31, 2012 and 2011, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial statements.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Management has evaluated significant recent accounting pronouncements that are not yet effective for the Company and does not believe any such pronouncements will have a significant effect on the Company’s present or future consolidated financial statements.

2. PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	March 31, 2012	March 31, 2011
Furniture and office equipment at cost	$289,031	$287,296
Accumulated depreciation	(287,566)	(279,511)
	$1,465	$7,785

Depreciation expense for the years ended March 31, 2012 and 2011 approximated $8,000 and $10,000, respectively.

3. PATENTS

Patents consist of the following:

	March 31, 2012	March 31, 2011

Patents	$157,442	$157,442
Patents pending and trademarks	54,203	54,202
Accumulated amortization	(80,828)	(71,663)
	$130,817	$139,981

Amortization of patents for the years ended March 31, 2012 and 2011 approximated $9,000. Future amortization expense on patents is estimated to be approximately $9,000 per year based on the estimated life of the patents.

4. NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2012		March 31, 2011
	Principal Balance	Accrued Interest	Principal Balance	Accrued Interest
12% Notes payable, past due	$185,000	$298,312	$185,000	$270,562
10% Note payable, past due	5,000	5,375	5,000	4,875
IP Law Firm Note, past due	29,610	986	--	--
Law Firm Note	75,000	104	--	--
Tonaquint Note	360,186	1,835	--	--
Total	$654,796	$306,612	$190,000	$275,437

During the fiscal year ended March 31, 2012, we recorded interest expense of $45,648 related to the contractual interest rates of our notes payable.

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On April 21, 2010, a holder of $100,000 of the 12% Notes converted his principal balance and $71,758 of accrued interest into 687,033 shares of common stock at an agreed conversion price of $0.25 per share. We incurred a loss upon this conversion of $68,703 since the closing price of our common stock was $0.35 at the date of conversion. At March 31, 2012, 12% Notes with a principal balance of $185,000 are outstanding, all of which are past due, in default, and bearing interest at the default rate of 15%. At March 31, 2012, interest payable on the 12% Notes totaled $298,312.

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

10% NOTES

At March 31, 2012, one 10% Note in the amount of $5,000, which is past due and in default, remained outstanding. At March 31, 2012, interest payable on this note totaled $5,375.

Management's plans to satisfy the remaining outstanding balance on these 12% and 10% Notes include converting the notes to common stock at market value or repayment with available funds.

IP LAW FIRM NOTE

On August 2, 2011, we entered into a Promissory Note with our intellectual property law firm for the amount of $49,610, which represented the amount we owed to that firm. The Promissory Note calls for monthly payments of $5,000 from August 2011 through December 2011. From the period August 2 through March 31, 2012, we made four $5,000 payments, and as a result, have reduced the note balance to $29,610 as of March 31, 2012.  The note bears interest at 10% per annum and at March 31, 2012, interest payable on this note totaled $986.  We subsequently paid off this note with cash in April 2012 (See Note 16).

LAW FIRM NOTE

On March 22, 2012, we entered into a Promissory Note with our corporate law firm for the amount of $75,000, which represented the majority of the amount we owed to that firm. The Promissory Note has a maturity date of December 31, 2012 and bears interest at five percent per annum.  The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.08 per share.  This ability of the holder to convert shall become exercisable upon the next amendment of the Articles of Incorporation increasing the authorized shares of our common stock to a number greater than 250,000,000.  That increase in the authorized number of shares of our common stock was approved by our stockholders at a Special Stockholders Meeting on June 4, 2012 (See Note 16).   At March 31, 2012, the balance of this note was $75,000 and accrued interest totaled $104.

TONAQUINT NOTE

On June 28, 2011, we entered into a Termination Agreement with Tonaquint, Inc. (See Note 5) under which both parties agreed that in consideration of the termination of a warrant, the waiving of all fees, penalties, the creation of the selling program and other factors, we agreed to issue an unsecured non-convertible promissory note (the "New Note") in the principal amount of $360,186, which provides for annual interest at a rate of 6%, payable monthly in either cash or our stock, at our option. The New Note had a maturity date of April 30, 2012.  At March 31, 2012, the balance of this note was $360,186 and accrued interest totaled $1,835.We subsequently extended this note and converted $60,186 of the note into common stock (See Note 16).

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following at March 31, 2012:

	Principal	Unamortized Discount	Net Amount	Accrued Interest

Amended and Restated Series A 12% Convertible Notes, past due	$900,000	$--	$900,000	$168,750
2008 10% Convertible Notes, past due	25,000	--	25,000	11,667
December 2006 10% Convertible Notes, past due	17,000	--	17,000	13,246
October & November 2009 10% Convertible Notes, $25,000 past due	75,000	(4,833)	70,167	22,500
April 2010 10% Convertible Note	75,000	(10,107)	64,893	16,438
September 2010 10% Convertible Notes	338,100	--	338,100	70,804
April 2011 10% Convertible Notes	400,400	--	400,400	40,040
July and August 2011 10% Convertible Notes	357,655	(109,911)	247,744	24,262
September 2011 Convertible Notes	238,760	(106,932)	131,828	--
November 2011 Convertible Notes	525,000	(51,220)	473,780	39,177
February 2012 Convertible Notes	525,000	(188,439)	336,561	12,120
Total – Convertible Notes	$3,476,915	$(471,442)	$3,005,473	$419,004

All of the Convertible Notes Payable in the above table are presently past due or will be due within one year of the March 31, 2012 balance sheet date. As a result, we expect to amortize all of the remaining discounts during the fiscal year ending March 31, 2013.

During the fiscal year ended March 31, 2012, we recorded interest expense of $399,113 related to the contractual interest rates of our convertible notes and interest expense of $2,194,247 related to the amortization of debt discounts on the convertible notes for a total of $2,593,360.

Convertible Notes Payable consist of the following at March 31, 2011:

	Principal	Discount	Net Amount	Accrued Interest
Amended Series A 10% Convertible Notes, past due	$900,000	$--	$900,000	$33,750
2008 10% Convertible Notes, past due	25,000	--	25,000	7,917
December 2006 10% Convertible Notes, past due	17,000	--	17,000	10,696
May & June 2009 10% Convertible Notes, past due	200,000	--	200,000	33,292
July & August 2009 10% Convertible Notes, past due	87,500	--	87,500	32,020
October & November 2009 10% Convertible Notes	205,250	(17,226)	188,024	30,788
February 2010 10% Convertible Note	715,578	--	715,578	59,273
April 2010 10% Convertible Note	75,000	(73,222)	1,778	7,063
June 2010 12% Convertible Notes, past due	21,189	--	21,189	636
July 2010 6% Convertible Notes	495,343	(494,770)	573	35,107
September 2010 10% Convertible Notes	739,200	(713,990)	25,210	42,709
Total - Convertible Notes	$3,481,060	$(1,299,208)	$2,181,852	$293,251

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

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

The Amended and Restated Notes, in the principal amount of $900,000 matured on December 31, 2010. In connection with the restructuring we paid $54,001 of accrued and default interest through the date of the restructuring, liquidated damages of $205,000 and $54,003 of prepaid interest through the expiration date in the aggregate amount of $313,004 through the issuance of units ("Units") at a fixed rate of $0.20 per Unit, each Unit consisting of one share of our common stock and one common stock purchase warrant to purchase one share of our common stock at a fixed exercise price of $0.20 per share as prescribed in the Amended and Restated Note Agreement.  The noteholders have antidilution price protection on the Amended and Restated Notes.

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

As provisions of the Amended and Restated Notes resulted in terms that were deemed to be substantially different from the original terms, the exchange of debt instruments was accounted for as a debt extinguishment and we recorded a loss on extinguishment of debt in the amount of $2,226,924 in the fiscal year ended March 31, 2011 as shown below:

Reacquisition price	$4,385,925
Less carrying value of notes and related instruments	(2,159,001)
Loss on extinguishment	$2,226,924

As of December 31, 2010, the Amended and Restated Notes matured and as of March 31, 2012 remain in default.

We have begun discussions with the noteholders regarding an extension to the notes but there can be no assurance that we will be able to do so on terms that we deem acceptable or at all.  At March 31, 2012, the balance of the Amended and Restated Notes was $900,000 and interest payable on the Amended and Restated Notes totaled $168,750.

2008 10% CONVERTIBLE NOTES

One 2008 10% Convertible Note in the amount of $25,000 which matured in January 2010 remains outstanding at March 31, 2012. This note is convertible into our common stock at $0.50 per share. During the fiscal year ended March 31, 2011 we agreed to convert the $20,000 principal and related accrued interest of $5,562 of one holder of the 2008 10% Convertible Note into 127,808 shares of common stock based upon a conversion ratio of $0.20 per share rather than at the stated conversion ratio of $0.50 per share. As a result of this change, we recorded a charge of $15,337 as interest expense in the fiscal year ended March 31, 2011.

At March 31, 2012, the remaining $25,000 principal balance was in default and interest payable on the remaining note totaled $11,667.

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

DECEMBER 2006 10% CONVERTIBLE NOTES

At March 31, 2012, $17,000 of the December 2006 10% Notes remained outstanding and in default. These notes are convertible into our common stock at $0.17 per share. At March 31, 2012, the $17,000 balance of the notes was in default and interest payable on those notes totaled $13,246.

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

In the fiscal year ended March 31, 2010, note holders converted $50,000 into our common stock.  The following conversions of the May & June 2009 10% Convertible Notes have taken place during the fiscal years ended March 31, 2012 and 2011:

	Fiscal Year Ended March 31, 2012	Fiscal Year Ended March 31, 2011
Principal converted	$200,000	$100,000
Accrued interest converted	$--	$15,039
Warrants issued	--	500,000

As a result of the warrant issuances we recorded a charge of $74,652 as additional interest expense in the fiscal year ended March 31, 2011.

At March 31, 2012, all of the principal of these notes had been converted to our common stock and there was $54,542 of accrued interest remaining.

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

Based on the initial estimated fair value of the conversion feature and warrants, we recorded a discount associated with the derivative liability of $475,762, which was amortized using the effective interest method over the one-year term of the notes. Deferred financing costs incurred in connection with this financing totaled $60,750, which were capitalized and were amortized using the effective interest method over the one-year term of the notes.

The following conversions of the July & August 2009 10% Convertible Notes have taken place during the fiscal years ended March 31, 2012 and 2011:

	Fiscal Year Ended March 31, 2011	Fiscal Year Ended March 31, 2012
Principal converted	$250,750	$87,500
Accrued interest converted	$10,698	$37,529

At March 31, 2012, all of the principal and accrued interest related to these notes had been converted to our common stock.

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

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

The following conversions of the October & November 2009 10% Convertible Notes have taken place during the fiscal years ended March 31, 2012 and 2011:

	Fiscal Year Ended March 31, 2011	Fiscal Year Ended March 31, 2012
Principal converted	$175,000	$130,250
Accrued interest converted	$8,750	$21,288

Deferred financing costs of $20,250 incurred in connection with this financing were issued in the form of a convertible note with warrants on the same terms as those received by the investors.  We capitalized the $20,250 of deferred financing costs and  amortized them over the term of the notes using the effective interest method.

On March 31, 2012, we agreed to extend the expiration date and to change the exercise price of certain warrants of one of the note holders by two years in exchange for the extension of $50,000 of the October & November 2009 10% Convertible Notes and the $75,000 April 2010 10% Convertible Note (see below) by that same two year period.  We recorded a charge of $104,196 relating to this modification.

At March 31, 2012, there were two notes remaining, one for $25,000 which is past due and the other extended note for $50,000 and interest payable on these two notes totaled $22,500.  The holder of the $25,000 note has requested that we repay his principle and accrued interest.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

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

In addition, the Modified Agreement provided that Gemini deliver to us $253,794 by wire transfer in full payment of the promissory note, which represents the outstanding principal balance thereof plus all accrued but unpaid interest thereon less the origination fee due to Gemini under the original transaction documents less reimbursement of Gemini's legal expenses. In accordance with the settlement, we delivered to Gemini 286,483 freely tradable shares of common stock in full satisfaction of the remaining number of shares of common stock due under certain conversion notices, for a total of $75,000, previously delivered by Gemini to the Company. The Modified Agreement provided for the mutual release of all claims related to the dispute and the revocation of all prior notices of default sent by the Company and Gemini to each other.

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

On March 21, 2011, we entered into an Extension Agreement (the "Extension Agreement") with Gemini.  The Extension Agreement provided for, among other things, the extension of the Maturity Date to October 1, 2011, and an amendment and restatement of the Note to reflect the revised principal amount of $740,578, which amount includes accrued interest of $58,981, the remaining principal balance of $585,000 and a 15% premium to the principal and accrued interest amount in consideration for the extension. In addition, the Note as amended provides for a new "share cap formula" such that the number of shares of Common Stock issuable upon conversion of the Note shall not exceed a cap determined by (a) dividing the sum of (i) the revised principal amount of the Note ($740,578), plus (ii) an amount equal to all interest that would accrue under the Note during its term (assuming no payments of principal or interest are made after March 21, 2011 but prior to the Maturity Date), by a price per share of Common Stock equal to $0.16 (subject to adjustment as set forth in the Note) and (b) then adding the sum calculated pursuant to the foregoing clause to the maximum aggregate number of shares of Common Stock issuable under certain warrants held by Gemini (regardless of whether such exercise is a cashless exercise).

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

As provisions of the Extension Agreement resulted in terms that were deemed to be substantially different from the original terms, the exchange of debt instruments was accounted for as a debt extinguishment and we recorded a loss on extinguishment of debt in the amount of $47,701 in the fiscal year ended March 31, 2011 as shown below:

Reacquisition price	$773,582
Less carrying value of notes and related instruments	(725,881)
Loss on extinguishment	$47,701

The following conversions of the February 2010 10% Convertible Note have taken place during the fiscal year ended March 31, 2012:

Fiscal Year Ended March 31, 2012
Principal converted	$512,500
Accrued interest converted	$22,778

On December 29, 2011, we agreed with Gemini to extend the expiration date of the Note to April 1, 2012.  There was no fee or any other consideration exchanged in connection with the extension.

On March 29, 2012 we paid off the remaining principal balance of $203,078 and accrued interest balance of $24,316.

On March 22, 2012, Gemini Master Fund, Ltd., a Cayman Islands company ("Gemini"), filed a complaint against the Company in the United States District Court, Southern District of New York, entitled Gemini Master Fund Ltd. v. Aethlon Medical, Inc., Case No. 12CV2111 (the "Complaint").  In the Complaint, Gemini is seeking relief both in the form of money damages and delivery of shares of the Company's common stock. The Complaint alleges, among other things, that the Company is in default of a certain promissory note originally issued to Gemini on February 12, 2010 by failing to pay the note in full and by failing to honor certain requests by Gemini to convert principal and interest under the note into shares of the Company's common stock.  The Complaint was subsequently amended to include allegations that the Company has failed to issue shares upon the presentation of an exercise notice under a warrant originally issued to Gemini on November 22, 2010. On May 1, 2012, the Company filed its answer to the original Complaint.  The answer denies Gemini's substantive allegations and sets forth nineteen affirmative defenses including, among other things, that Gemini’s claims are barred because it received and accepted a payment the Company made in full settlement of Gemini’s claims against the Company and Gemini was informed that acceptance of the payment would settle and discharge the disputed claim. The Company does not believe that additional shares are due to Gemini under either the note or the warrant due to, among other things, a share issuance limitation agreed to by both Gemini and the Company. Subsequent to filing its answer, the Company brought a motion challenging the subject matter jurisdiction of the Federal Court alleging that Gemini is substantively a resident of San Diego, California and not the Cayman Islands. Due to the jurisdictional dispute, the parties agreed to a stipulation and order of dismissal without prejudice. The case was dismissed without prejudice on June 25, 2012. Gemini has indicated it may re-file the lawsuit in a different court.

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

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes. We amortized this discount using the effective interest method over the term of the note.

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

On March 31, 2012, we agreed to extend the expiration date and to change the exercise price of certain warrants of the note holder by two years in exchange for his extension of $50,000 of the October & November 2009 10% Convertible Notes and the $75,000 April 2010 10% Convertible Note by that same two year period.  We recorded a charge of $77,265 relating to this modification.

At March 31, 2012, the remaining outstanding principal balance is $75,000 and interest payable on this note totaled $16,438.

JUNE 2010 12% CONVERTIBLE NOTES

In June 2010, in connection with the present and past negotiations with the law firm representing the holders of the "Amended and Restated Notes," we issued two convertible notes to that law firm (“June 2010 12% Convertible Notes”) totaling $64,153 on the same terms as the Amended and Restated Notes. That amount represented the amount of their legal fees plus accrued interest. During the fiscal year ended March 31, 2011, the holder converted to common stock one of the convertible notes in the amount of $42,964.  During the fiscal year ended March 31, 2012, the holder converted to common stock the second convertible note in the amount of $21,189 and related accrued interest of $2,598.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

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

On June 28, 2011, we entered into a Termination Agreement with Tonaquint under which both parties agreed to terminate the warrant to prevent continuing dilution of our common stock and to eliminate confusion or disagreement as to the number of shares of common stock available for issuance under the warrant in the future. Accordingly, under the Termination Agreement we issued 3,599,913 shares of common stock upon the final exercise of the warrant, whereupon the warrant was terminated and is of no further force or effect. The Termination Agreement also provides for a "Common Stock Sale Limitation" on all of our common stock held by Tonaquint, Inc. Under the "Common Stock Sale Limitation", the daily limitation on the number of shares of common stock which Tonaquint, Inc. may sell into the market on any trading day is limited to the greater of (i) $5,000 of sales amount, or (ii) 10% of the Average Daily Volume of our common stock sold on the Over The Counter Bulletin Board, where the Average Daily Volume shall mean the average daily volume for the prior three month period as reported on each trading day on Yahoo Finance with respect to our common stock. Under the terms of the Termination Agreement, Tonaquint, Inc. has waived and released us from any obligation to pay or perform any fees, penalties, costs, or assessments that were or are due, or would have become due, under the convertible note, the warrant and the note purchase agreement. In consideration of the termination of the warrant, the waiving of all fees, penalties, the creation of the selling program and other factors, we agreed to issue an unsecured non-convertible promissory note (the "New Note") in the principal amount of $360,185, which provides for annual interest at a rate of 6%, payable monthly in either cash or our stock, at our option (See Note 4). The New Note has a maturity date of April 30, 2012.

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

The following conversions of the September 2010 10% Convertible Note have taken place during the fiscal year ended March 31, 2012:

Fiscal Year Ended March 31, 2012
Principal converted	$405,500
Accrued interest converted	$19,255

At March 31, 2012, the remaining principal balance of $338,100 was in default and interest payable on these notes totaled $70,804.

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

At March 31, 2012, the outstanding principal balance was $400,400 and interest payable on these notes totaled $40,040.

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

At March 31, 2012, the outstanding principal balance was $357,655 and interest payable on these notes totaled $24,262.

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

In March 2012, following the six month anniversary of the note funding, one of the note holders converted $15,000 of principal into common stock.

At March 31, 2012, the outstanding principal balance was $238,760 and there was no accrued interest as these notes do not bear interest.

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

At March 31, 2012, the outstanding principal balance on these notes was $525,000 and the interest payable on these notes totaled $39,177.

FEBRUARY 2012 CONVERTIBLE NOTES

In February 2012, we entered into a subscription agreement with five accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased an aggregate principal amount of $525,000 of 5% Original Issue Discount Unsecured Convertible Debentures for an aggregate purchase price of $500,000 (the “Debenture”). These subscriptions represent the completion of the $1,000,000 securities offering that was initiated and priced in November 2011 (see above).

The Debentures bear interest at 20% per annum and mature on April 20, 2012. The Debentures will be convertible at the option of the holders at any time into shares of our common stock, at a conversion price equal to $0.0779, subject to adjustment. In connection with the subscription agreement, the Purchasers received warrants to purchase 3,369,707 shares of our Common Stock (the “Warrants”). The Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.11 per share, subject to adjustment. Each Purchaser may exercise such Purchaser’s Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the Warrants on a cashless basis, we will not receive any proceeds. The conversion price of the Debenture and the exercise price of the Warrants are subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.

Until December 31, 2012, upon any proposed issuance by us of our Common Stock or Common Stock Equivalents (or a combination thereof as defined in the subscription agreement) for cash consideration (the “Subsequent Financing”), a Purchaser may elect, in its sole discretion, to exchange all or some of the Debenture then held by such Purchaser for any securities issued in a Subsequent Financing on a $1.00 for $1.00 basis, provided, however, this right shall not apply with respect to (i) an Exempt Issuance (as defined in the Debenture) or (ii) an underwritten public offering of our common stock.

Each Purchaser has contractually agreed to restrict its ability to exercise the Warrant and convert the Debenture such that the number of shares of our common stock held by the Purchaser and its affiliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of common stock.

The full principal amount of the Debenture is due upon a default under the terms of the Debenture. The Debenture is a general unsecured debt obligation of ours arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company.

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

A FINRA registered broker-dealer was engaged as placement agent in connection with the private placement.  We paid the placement agent a cash fee in the amount of $50,000 (representing an 8% sales commission and a 2% unaccountable expense allowance) and will issue the placement agent or its designees warrants to purchase an aggregate of 815,774 shares of common stock at $0.11 per share. The warrants issued to the placement agent may be exercised on a cashless basis. In the event the placement agent exercises the warrants on a cashless basis, we will not receive any proceeds.

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

At March 31, 2012, the outstanding principal balance on these notes was $525,000 and the interest payable on these notes totaled $12,120.

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

At March 31, 2012 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors for an aggregate grant amount of $5,303,275. Of those grants, 514,550 outside directors’ options had been forfeited, 867,175 employee-director’s options had been forfeited, 250,000 outside directors’ options had been exercised and 3,671,550 options remained outstanding.

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

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

In August 2010, we filed a registration statement on Form S-8 for the purpose of registering 3,500,000 common shares issuable under the Incentive Plan under the Securities Act of 1933.

At March 31, 2012 we did not have any shares remaining under either the 2003 Consultant Stock Plan or the 2010 Stock Incentive Plan. We had issued the remaining 21,565 shares available under the 2003 Consultant Stock Plan and 2,840,514 shares available under the 2010 Stock Incentive Plan during the fiscal year ended March 31, 2012.

COMMON STOCK

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

During the fiscal year ended March 31, 2011, we issued 2,586,735 shares of stock to service providers for services valued at $672,076 based upon the fair value of the shares issued. Of that aggregate number, 1,622,266 shares of common stock were issued to consultants pursuant to our S-8 registration statements covering our Amended and Restated 2003 Consultant Stock Plan or 2010 Stock Incentive Plan for services valued at $379,190 based upon the fair value of the shares issued.  The services were for regulatory, affairs, corporate communications and business development. The average issuance price on the S-8 issuances was approximately $0.27 per share. Additionally, we issued 614,123 restricted shares of common stock to services providers for investor relations or advisory services valued at $190,795 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.31 per share.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

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

Fiscal Year Ended March 31, 2012:

During the fiscal year ended March 31, 2012, we issued 28,859,559 shares of restricted common stock to noteholders in exchange for the conversion of principal and interest of several notes payable and convertible notes payable in an aggregate amount of $2,058,290 at an average conversion price of $0.07 per share based upon the conversion formulae in the respective notes.

In the fiscal year ended March 31, 2012 we issued 3,451,558 shares of stock to consultants as compensation under stock-based compensation expense for services valued at $341,547 based upon the fair value of the shares issued. Of that aggregate amount, 2,974,017 shares of common stock were issued to pursuant to our S-8 registration statements covering our Amended and Restated 2003 Consultant Stock Plan or 2010 Stock Incentive Plan for regulatory affairs, primarily managing our hepatitis C trial in India, scientific consulting and corporate communications valued at $279,747 based upon the fair value of the shares issued. The average issuance price on the S-8 issuances was approximately $0.09 per share. Additionally, we issued 477,541 restricted shares of common stock to certain consultants for investor relations services valued at $61,800 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.13 per share.

During the fiscal year ended March 31, 2012, we issued 3,699,914 shares of restricted common stock related to net warrant cashless exercises.

In January 2012, we issued 287,500 shares of restricted common stock to the owner of a patent as a patent license payment valued at $17,250.

On March 29, 2012, we entered into a unit subscription agreement (the "Subscription Agreement") with one accredited investor (the “Purchaser”)  pursuant to which the Purchaser purchased an aggregate of $300,000 (the "Subscription Amount") of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock, par value $0.001 per share (the “Common Stock”) at a price per share of $0.08, of the Registrant and (ii) a warrant to purchase such number of shares of Common Stock of the Company as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.08 (the "Warrant Shares") at an exercise price of $0.125 per Warrant Share, (each, a “Warrant” and collectively, the “Warrants”).  Based on the foregoing, Units consisting of 3,750,000 shares of Common Stock and Warrants to purchase 1,875,000 shares of Common Stock were issued.

The Warrants are exercisable for a period of seven years from the date of issuance at a exercise price of $0.125, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

In March 2012, we entered into a consulting agreement with Catalyst Financial Resources to provide corporate communications and media relations services. The term of the agreement is twelve months although it can be terminated by either party.  The agreement calls for monthly compensation of $12,500 comprised of $7,500 in cash  and $5,000 in either notes or common stock.

WARRANTS

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

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

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

Fiscal Year Ended March 31, 2012:

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

In July and August 2011, we raised $357,656 in 10% convertible notes.  Those notes had a fixed conversion price of $0.09 per share and carried an interest rate of 10%.  The convertible notes mature in July and August 2012.  We also issued those investors five year warrants to purchase 3,973,957 shares of common stock at $0.125 per share.

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

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

In February 2012, we raised $525,000 in 5% Original Issue Discount Unsecured Convertible Debentures from five accredited investors pursuant to which the investors purchased an aggregate principal amount of $525,000 for an aggregate purchase price of $500,000. The debentures bear interest at 20% per annum and mature on April 20, 2012.  These subscriptions represent the completion of the $1,000,000 securities offering that was initiated and priced in November 2011.  In connection with the subscription agreement, the investors received warrants to purchase 3,369,707 shares of our common stock. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.11 per share, subject to adjustment.

On March 29, 2012, we entered into a unit subscription agreement (the "Subscription Agreement") with one accredited investor (the “Purchaser”)  pursuant to which the Purchaser purchased an aggregate of $300,000 (the "Subscription Amount") of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock, par value $0.001 per share (the “Common Stock”) at a price per share of $0.08, of the Registrant and (ii) a warrant to purchase such number of shares of Common Stock of the Company as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.08 (the "Warrant Shares") at an exercise price of $0.125 per Warrant Share, (each, a “Warrant” and collectively, the “Warrants”).  Based on the foregoing, Units consisting of 3,750,000 shares of Common Stock and Warrants to purchase 1,875,000 shares of Common Stock were issued.

The Warrants are exercisable for a period of seven years from the date of issuance at a exercise price of $0.125, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

During the fiscal year ended March 31, 2012, we issued 3,699,914 shares of restricted common stock related to net warrant cashless exercises.

On March 31, 2012, we agreed to extend by two years the expiration date of seven warrants for a total of 2,480,000 shares held by a note holder and to reduce the exercise price on those warrants from $0.25 per share on six of the warrants and $0.19 on the seventh warrant to $0.125 per share in exchange for his extension of $50,000 of the October & November 2009 10% Convertible Notes and the $75,000 April 2010 10% Convertible Note by that same two year period.  We recorded a charge of $104,196 relating to this modification.

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

A summary of the aggregate warrant activity for the years ended March 31, 2012 and 2011 is presented below:

	Year Ended March 31,
	2012		2011
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	38,675,169	$0.26	25,987,465	$0.31
Granted	28,159,240	$0.11	19,430,579	$0.28
Exercised	(1,209,623)	$0.23	(2,344,903)	$0.22
Cancelled/Forfeited	(5,816,937)	$0.26	(4,397,972)	$0.46
Outstanding, end of year	59,807,849	$0.14	38,675,169	$0.26
Exercisable, end of year	59,807,849	$0.14	38,675,169	$0.26
Weighted average estimated fair
value of warrants granted		$0.11		$0.28

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models:

Year Ended March 31,
	2012	2011
Risk free interest rate	0.10%-2.24%	0.12%-2.58%
Average expected life	1.0 to 5 years	0.13 to 5 years
Expected volatility	52.1% - 90.5%	42.0% - 115.1%
Expected dividends	None	None

The detail of the warrants outstanding and exercisable as of March 31, 2012 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.10	29,215,642	2.94	$0.10	29,215,642	$0.10
$0.11 - $0.19	14,823,274	4.57	$0.13	14,823,274	$0.13
$0.20 - $0.25	15,768,933	3.14	$0.21	15,768,933	$0.21
	59,807,849			59,807,849

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

OPTIONS

At March 31, 2012, we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors under the 2005 Directors Compensation Program. Of the options issued to employee-directors, 867,175 had expired. Of the options issued to outside directors, 519,417 options had expired or been forfeited, 250,000 options had been exercised and 3,666,683 options remain outstanding.

From time to time, our Board of Directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

In August 2000, we adopted the 2000 Stock Option Plan ("Stock Option Plan"), which was approved by its stockholders in September 2000. The Stock Option Plan provides for the issuance of up to 500,000 options to purchase shares of common stock. Such options can be incentive options or nonstatutory options, and may be granted to employees, directors and consultants. The Stock Option Plan has limits as to the eligibility of those stockholders who own more than 10% of our stock, as defined. The options granted pursuant to the Stock Option Plan may have exercise prices of no less than 100% of fair market value of our common stock at the date of grant (incentive options), or no less than 75% of fair market value of such stock at the date of grant (nonstatutory). At March 31, 2012, we had granted 47,500 options under the 2000 Stock Option Plan of which all 47,500 have been forfeited and also granted 10,000 shares to employees under the plan, with 457,500 available for future issuance.

On March 26, 2012, Mr. Joyce entered into an Option Suspension Agreement whereby Mr. Joyce agreed not to exercise his stock options pending the filing of amended Articles of Incorporation of the Company increasing our authorized capital. Accordingly, none of Mr. Joyce’s options can be exercised until the amended Articles of Incorporation have been filed. Those amended Articles of Incorporation were filed on June 4, 2012.

On March 26, 2012, Mr. Frakes entered into an Option Suspension Agreement whereby Mr. Frakes agreed not to exercise his stock options pending the filing of amended Articles of Incorporation of the Company increasing our authorized capital. Accordingly, none of Mr. Frakes’ options can be exercised until the amended Articles of Incorporation have been filed. Those amended Articles of Incorporation were filed on June 4, 2012.

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

On September 27, 2010, our Board of Directors granted the following stock options, all with an exercise price of $0.25 per share, the closing price of our common stock on that date:

To our CEO, a ten year option to acquire an aggregate of 2,500,000 shares of our common stock. The option vested as to 1,000,000 shares on the grant date and will vest as to the remaining 1,500,000 shares one-third each year over three years on each anniversary of the grant date.

To our CSO, a ten year option to acquire an aggregate of 1,000,000 shares of our common stock. The option vested as to 500,000 shares on the grant date and vested as to the remaining 500,000 shares one year from the grant date.

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

To Mr. Franklyn S. Barry, Jr., one of the Company’s non-employee directors, a ten year option to acquire an aggregate of 500,000 shares of our common. The option vested as to 250,000 shares on the grant date and will vest as to the remaining 250,000 shares one-third each year over three years on each anniversary of the grant date.

To Mr. Edward G. Broenniman, another of our non-employee directors, a ten year option to acquire an aggregate of 600,000 shares of our common stock. The option vested as to 300,000 shares on the grant date and will vest as to the remaining 300,000 shares one-third each year over three years on each anniversary of the grant date.

To James Frakes, appointed as CFO on September 27, 2010, an option to acquire an aggregate of 500,000 shares of our common stock. The option vested as to 250,000 shares on the grant date and vested as to the remaining 250,000 shares one year from the grant date.

To three employees, options to acquire an aggregate of 450,000 shares of our common stock. The options vested as to 225,000 shares on the grant date and vested as to the remaining 225,000 shares one year from the grant date.

On October 27, 2010, our Board of Directors granted our new president a ten year option to acquire an aggregate of 1,000,000 shares of our common stock with an exercise price of $0.25 per share. One-fourth of the option, or 250,000 shares, will vest on the one year anniversary and the remainder will vest quarterly over the following three years.

The following is a summary of the stock options outstanding at March 31, 2012 and 2011 and the changes during the two years then ended:

	Year Ended March 31,
	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	19,933,560	$0.32	13,416,060	$0.37
Granted	--	$--	6,550,000	$0.25
Exercised	--	$--	--	$--
Cancelled/Forfeited	(504,867)	$1.17	(32,500)	$2.65
Outstanding, end of year	19,428,693	$0.31	19,933,560	$0.32
Exercisable, end of year	17,416,191	$0.32	15,558,560	$0.34
Weighted average estimated fair value of options granted		$--		$0.23

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to stock options utilizing the Binomial Lattice option pricing model for the years ended March 31, 2012 and March 31, 2011:

Year Ended March 31,
	2012	2011
Risk free interest rate	--	0.64%-0.66%
Average expected life	--	10.0 years
Expected volatility	--	113.12%-114.72%
Expected dividends	--	None

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

The detail of the options outstanding and exercisable as of March 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.10	11,207,143	8.13 years	$0.24	9,194,641	$0.24
$0.21 - $0.25	8,221,550	4.58 years	$0.38	8,221,550	$0.36
$0.36 - $0.41	19,428,693			17,416,191

We recorded stock-based compensation expense related to share issuances and to options granted outside of our Stock Option Plan totaling $758,963 and $1,862,030 for the fiscal years ended March 31, 2012 and 2011, respectively. These expenses were recorded as stock compensation included in payroll and related expenses in the accompanying consolidated statement of operations for the years ended March 31, 2012 and 2011.

Our total stock-based compensation for fiscal years ended March 31, 2012 and 2011 included the following:

	March 31, 2012	March 31, 2011
Vesting of restricted stock grant	$386,668	$322,222
Incremental fair value of option modifications	--	491,377
Direct stock grants to consultant	--	87,091
Vesting of stock options	372,296	961,340
Total Stock-Based Compensation	$758,964	$1,862,030

As of March 31, 2012, we had $820,376 of remaining unrecognized stock option expense, which is expected to be recognized over a weighted average remaining vesting period of 1.37 years.

On March 31, 2012, our stock options had an intrinsic value of approximately $4,186,000 (comparing the closing price of our stock on that date of $0.10 per share to the weighted average exercise price of our stock options).

7. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. These unsecured and non interest-bearing liabilities have been included as due to related parties in the accompanying consolidated balance sheets.

Other related party transactions are disclosed elsewhere in these notes to consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

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

Since we have either failed to file, or failed to maintain the registration obligations under these agreements, as of March 31, 2012, we have accrued estimated aggregate liquidated damages of $437,800 in connection with the liquidated damage provisions of these agreements, which we believe represents our maximum exposure under these provisions.  Accordingly, we do not expect to accrue any further liquidated damages in connection with these agreements.  The actual amount of liquidated damages paid, if any, may differ from our estimates as it is our intention to negotiate with the investors the settlement of liquidated damages due and, as such, the ultimate amounts we may actually pay may be less than the amount currently accrued.

9. OTHER CURRENT LIABILITIES

At March 31, 2012 and 2011, other current liabilities were comprised of the following items:

	March 31,	March 31,
	2012	2011
Accrued interest	$798,988	$525,336
Accrued legal fees	179,465	179,465
Other accrued liabilities	152,768	99,585
Total other current liabilities	$1,131,221	$804,386

10. INCOME TAXES

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), subsequently codified in ASC 740, Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

We adopted the provisions of ASC 740 relating to uncertain tax provisions on April 1, 2007, and have commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of March 31, 2012 or March 31, 2011. As of March 31, 2012, we have not yet completed our analysis of the deferred tax assets relating to federal and state net operating losses of $33.5 million and $29.8 million, respectively, and we believe that it is more likely than not that an ownership change may have occurred. As such, this amount and the offsetting valuation allowance have been removed from our deferred tax assets. We plan to complete a Section 382 analysis regarding the limitation of the net operating loss prior to utilizing any net operating losses.

Due to the existence of the valuation allowance, any future changes in our unrecognized tax benefits will not impact our effective tax rate.

We are subject to taxation in the U.S. and state jurisdictions. Our tax years for 2008 and forward are subject to examination by the U.S. and 2007 and forward by California tax authorities due to the carryforward of unutilized net operating losses. We are currently not under examination by any taxing authorities.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended March 31, 2012, we did not recognize any interest or penalties relating to tax matters. Upon adoption of ASC 740 on April 1, 2007, we did not record any interest or penalties.

At March 31, 2012, we had net deferred tax assets of approximately $7.2 million. These deferred tax assets are primarily composed of capitalized research and development costs and other accruals. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax assets. Additionally, the future utilization of the our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

Significant components of our net deferred tax assets at March 31, 2012 and 2011 are shown below (in thousands). A valuation allowance of $7.2 million has been established to offset the net deferred tax assets as of March 31, 2012, as realization of such assets is uncertain.

	YEAR ENDED MARCH 31,
	2012	2011

Deferred tax assets:
Capitalized research and development	$3,442	$3,442
Other	3,803	3,340
Total deferred tax assets	7,245	6,782

Total deferred tax liabilities	--	--

Net deferred tax assets	7,245	6,782
Valuation allowance for deferred tax assets	(7,245)	(6,782)

Net deferred tax assets	$--	$--

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at March 31, 2012, due to the following (in thousands):

	2012	2011

Federal income taxes at 34%	$(2,758)	$(1,941)
State income tax, net of federal benefit	(473)	(333)
Tax effect on non-deductible expenses and credits	1,244	(1,762)
Increase in valuation allowance1	1,987	4,036
	$--	$--
1  The change in the valuation analysis includes the removal of the current year net operating loss.

Pursuant to Internal Revenue Code Sections 382, use of our net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

11. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

We entered into an employment agreement with our Chairman of the Board effective April 1, 1999. The agreement, which is cancelable by either party upon sixty days notice, will be in effect until the employee retires or ceases to be employed by us. The Chairman of the Board was appointed President and CEO effective June 1, 2001 upon which the base annual salary was increased from $120,000 to $180,000. Effective January 1, 2005, the CEO's salary was increased from $180,000 to $205,000 per year. The CEO is eligible for an annual bonus at the discretion of the Board of Directors. Under the terms of the agreement, if the employee is terminated he may become eligible to receive a salary continuation payment in the amount of at least twelve months' base salary. Effective April 1, 2006, the CEO's salary was increased from $205,000 to $240,000 per year. His salary was subsequently increased to $265,000 per year and effective May 1, 2008, his salary was increased from $265,000 to $290,000 per year. On April 1, 2010, his salary was increased from $290,000 to $325,000 per year.

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

LEASE COMMITMENTS

We currently rent approximately 2,300 square feet of executive office space at 8910 University Center Lane, Suite 660, San Diego, CA 92122 at the rate of $6,475 per month on a four year lease that expires in September 2013. We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $2,917 per month on a two year lease that expires in October 2014.

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

Rent expense approximated $119,000 and $102,000 for the fiscal years ended March 31, 2012 and 2011, respectively. Our commitments under the rent agreements for the next four fiscal years are as follows:

	FISCAL YEAR ENDED MARCH 31,
	2013	2014	2015	2016
8910 University Center Lane, Suite 660, San Diego, CA 92122 office lease	$79,062	$40,211	$--	$--

11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 office lease	36,174	38,174	22,755	--
Total Lease Commitments	$115,236	$78,385	$22,755	$--

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

On March 22, 2012, Gemini Master Fund, Ltd., a Cayman Islands company ("Gemini"), filed a complaint against the Company in the United States District Court, Southern District of New York, entitled Gemini Master Fund Ltd. v. Aethlon Medical, Inc., Case No. 12CV2111 (the "Complaint").  In the Complaint, Gemini is seeking relief both in the form of money damages and delivery of shares of the Company's common stock. The Complaint alleges, among other things, that the Company is in default of a certain promissory note originally issued to Gemini on February 12, 2010 by failing to pay the note in full and by failing to honor certain requests by Gemini to convert principal and interest under the note into shares of the Company's common stock.  The Complaint was subsequently amended to include allegations that the Company has failed to issue shares upon the presentation of an exercise notice under a warrant originally issued to Gemini on November 22, 2010. On May 1, 2012, the Company filed its answer to the original Complaint.  The answer denies Gemini's substantive allegations and sets forth nineteen affirmative defenses including, among other things, that Gemini’s claims are barred because it received and accepted a payment the Company made in full settlement of Gemini’s claims against the Company and Gemini was informed that acceptance of the payment would settle and discharge the disputed claim. The Company does not believe that additional shares are due to Gemini under either the note or the warrant due to, among other things, a share issuance limitation agreed to by both Gemini and the Company. Subsequent to filing its answer, the Company brought a motion challenging the subject matter jurisdiction of the Federal Court alleging that Gemini is substantively a resident of San Diego, California and not the Cayman Islands. Due to the jurisdictional dispute, the parties agreed to a stipulation and order of dismissal without prejudice. The case was dismissed without prejudice on June 25, 2012. Gemini has indicated it may re-file the lawsuit in a different court.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

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

In April, 2011, the investor paid the second $200,000 amount to us along with accrued interest of $7,863.  As a result, we no longer show a note receivable on our consolidated balance sheet as of March 31, 2012.

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

The fair value of our recorded derivative liabilities is determined based on unobservable inputs that are not corroborated by market data, which is a Level 3 classification. We record derivative liabilities on our balance sheet at fair value with changes in fair value recorded in our consolidated statements of operations.  Our fair value measurements at the reporting date were as follows:

At March 31, 2012:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities	$--	$--	$3,588,615
Total Assets	$--	$--	$3,588,615

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

At March 31, 2011:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities	$--	$--	$2,002,896
Total Assets	$--	$--	$2,002,896

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

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our April 2011 convertible note, July & August 2011 10% convertible notes and the September 2011 convertible note offerings  and with respect to warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Fiscal Year Ended March 31, 2012
Risk free interest rate	0.10% - 2.24%
Average expected life	1 - 5 years
Expected volatility	52.1% - 90.5%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the year ended March 31, 2012:

	April 1, 2011	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	March 31, 2012

Derivative liabilities	$2,002,896	$2,352,622	$ (766,903)	$3,588,615

The fair value of derivative liabilities that we recorded in the fiscal year ended March 31, 2012 was related to our April 2011 convertible note, July & August 2011 10% convertible notes and the September 2011 convertible note offerings (see Note 5) and was based upon an independent valuation report.

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the year ended March 31, 2011:

	April 1, 2010	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	March 31, 2011
Derivative liabilities	$1,054,716	$7,027,952	$ (6,079,772)	$2,002,896

The fair value of derivative liabilities that we recorded in the fiscal year ended March 31, 2011 was related to the restructuring of the Amended and Restated Convertible Notes and to the restructurings of our February 2010 Convertible Note and to the embedded derivatives and associated warrants related to a number of our convertible note offerings (see Note 5) and was based upon an independent valuation report.

14. DARPA CONTRACT AND RELATED REVENUE RECOGNITION

As discussed in Note 1, we entered into a government contract with DARPA on September 30, 2011 and commenced work on such contract in October 2011.  Only the base year (year one contract) is effective for the parties.  Years two through five are subject to DARPA exercising their option to enter into contracts for those years.  The year one contract contains eight milestones of which five have been achieved during the fiscal year ended March 31, 2012 as follows:

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

Milestone 2.2.1.2 -- Fabricate breadboard prototypes for anticoagulation-free anti-sepsis extracorporeal system (ASEPSYS) device. Fabricate prototype blood tubing sets. Acquire anti-thrombogenic surface modified hollow fiber plasma separators with a milestone payment of $183,367. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  The consideration for this milestone covers the cost of having the breadboard prototype developed to our specifications, hiring an engineer to supervise the project, acquiring specially coated cartridges and associated overhead. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone 2.2.2.1 – Begin to develop the ADAPT device to efficiently capture sepsis precursors and acquire important equipment and supplies with a milestone payment of $416,424. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  It was critically important to obtain certain pieces of lab equipment as early as possible after winning the contract in order to measure the binding ability of sepsis precursors.  We demonstrated that we were able to capture one of the identified possible sepsis precursors as part of our submission for approval.  The consideration was also designed to cover the salaries of new and existing scientists, lab space, materials as well as fringe and corporate overhead.  The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone 2.2.2.2 - Perform initial screening of the different proposed capture agents by measuring binding affinity and kinetics using surface plasmon resonance (SPR) or biolayer surface interferometry (BLI) with a milestone payment amount of $216,747. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  We demonstrated that we were able to capture several of the identified possible sepsis precursors as part of our submission for approval.  The consideration was also designed to cover the salaries of new and existing scientists, lab space, materials as well as fringe and corporate overhead.  The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone  2.2.1.3 - Assemble and test breadboard ASEPSYS devices.  Evaluate the use of different techniques and approaches to eliminating anticoagulants.  The milestone payment amount was $183,367.  Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  The consideration for this milestone covers the cost of assembling and testing the breadboard prototype that we had developed to our specifications, hiring an engineer to supervise the project, testing specially coated cartridges and associated overhead. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.  The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

15. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of the fiscal year ended March 31, 2012, we did not deem any unusual or infrequently occurring items or adjustments to be material to our fourth quarter results.

During the fourth quarter of the fiscal year ended March 31, 2011, we recorded the following unusual or infrequently occurring items or adjustments that were deemed to be material to our fourth quarter results:

—	A gain of $3,980,818 relating to the change in fair value of derivative liabilities.
—	A charge of $378,850 relating to the acceleration of debt discount amortization in connection with the conversion of underlying convertible debt.
—	Reduction of accrued liquidated damages of $242,200.

16. SUBSEQUENT EVENTS

Management has evaluated events subsequent to March 31, 2012 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

On June 19, 2012, we completed a unit subscription agreement (the "Subscription Agreement") with one accredited investor (the “Purchaser”)  pursuant to which the Purchaser purchased $592,000 of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock, par value $0.001 per share (the “Common Stock”) at a price per share of $0.072, of the Registrant and (ii) a warrant to purchase such number of shares of Common Stock of the Company as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.072 (the "Warrant Shares") at an exercise price of $0.108 per Warrant Share, (each, a “Warrant” and collectively, the “Warrants”).

On June 26, 2012, we completed a unit subscription agreement (the "Subscription Agreement") with one accredited investor (the “Purchaser”)  pursuant to which the Purchaser purchased $10,000 of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock, par value $0.001 per share (the “Common Stock”) at a price per share of $0.072, of the Registrant and (ii) a warrant to purchase such number of shares of Common Stock of the Company as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.072 (the "Warrant Shares") at an exercise price of $0.107 per Warrant Share, (each, a “Warrant” and collectively, the “Warrants”).

On April 5, 2012, we completed a unit subscription agreement (the "Subscription Agreement") with one accredited investor (the “Purchaser”)  pursuant to which the Purchaser purchased an additional $300,000 for an aggregate amount of $500,000 (the "Subscription Amount") of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock, par value $0.001 per share (the “Common Stock”) at a price per share of $0.08, of the Registrant and (ii) a warrant to purchase such number of shares of Common Stock of the Company as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.08 (the "Warrant Shares") at an exercise price of $0.125 per Warrant Share, (each, a “Warrant” and collectively, the “Warrants”). Based on the foregoing, Units consisting of 2,500,000 shares of Common Stock and Warrants to purchase 1,250,000 shares of Common Stock were issued on April 5, 2012.

The Warrants are exercisable for a period of seven years from the date of issuance at a exercise price of $0.125, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

In April 2012, we paid off in full the remaining principal balance of $29,610 and accrued interest of $986 on our IP Law Firm Note (see Note 4).

In June 2012, we entered into a Forbearance Agreement related to the Tonaquint Note (see Note 4).  Under that Forbearance Agreement, Tonaquint converted $60,185 to our common stock, which reduced the note balance to $300,000 plus accrued interest, and the expiration of the note was extended by three months to July 31, 2012.

AETHLON MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

During the period April 1, 2012 through June 28, 2012, we issued 10,202,552 shares of restricted common stock in exchange for the partial or full conversion of principal and interest of several convertible notes payable in an aggregate amount of $774,771 at an average conversion price of $0.08 per share based upon the conversion formulae in the respective notes.

During the period April 1, 2012 through June 28, 2012, we issued 1,412,894 shares of restricted stock to service providers for investor relations, corporate communications and business development services valued at $124,182 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.09 per share.

In June 2012, we invoiced the US Government for the sixth milestone under our DARPA contract in the amount of $216,747 and received that payment.

On June 4, 2012, we held a Special Meeting of Stockholders (the “Special Meeting”).  At the Special Meeting, to consider an amendment to our articles of incorporation to increase the number of authorized shares of our common stock from 250,000,000 to 500,000,000. Voting with respect to this proposal was as follows:

Votes For	Votes Against	Abstentions
89,313,056	12,237,691	160,415