Form 10-Q
period 2012-06-30
AETHLON MEDICAL INC
filed 2012-08-13
CIK 882291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 13, 2012, the registrant had outstanding 141,544,343 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$596,058	$143,907
Accounts receivable	–	400,114
Deferred financing costs	22,512	120,563
Prepaid expenses and other current assets	63,506	31,452
Total current assets	682,076	696,036

Property and equipment, net	1,004	1,465
Patents and patents pending, net	128,526	130,817
Deposits	11,173	10,376
Total assets	$822,779	$838,694

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$648,303	$586,340
Due to related parties	720,070	730,070
Notes payable	490,000	654,796
Convertible notes payable, net of discounts	2,881,644	3,005,473
Derivative liabilities	2,874,472	3,588,615
Accrued liquidated damages	437,800	437,800
Other current liabilities	1,161,581	1,131,221
Total current liabilities	9,213,870	10,134,315

Commitments and Contingencies (Note 13)

Stockholders' Deficit
Common stock, par value $0.001 per share; 500,000,000 shares authorized as of June 30, 2012 and 250,000,000 as of March 31, 2012; 139,993,381 and 117,515,892 shares issued and outstanding as of June 30, 2012 and March 31, 2012, respectively	139,996	117,518
Additional paid-in capital	48,068,982	47,170,146
Accumulated deficit	(57,600,069)	(56,583,285)
Total stockholders’ deficit	(8,391,091)	(9,295,621)
Total liabilities and stockholders' deficit	$822,779	$838,694

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
REVENUES

Government contract revenue	$216,747	$–

OPERATING EXPENSES

Professional fees	477,121	368,194
Payroll and related	554,095	549,933
General and administrative	176,337	114,353
Total operating expenses	1,207,553	1,032,480
OPERATING LOSS	(990,806)	(1,032,480)

OTHER EXPENSE (INCOME)
Gain on change in fair value of derivative liability	(687,600)	(491,827)
Interest and other debt expenses	688,645	1,685,914
Interest income	(45)	(852)
Other	24,978	360,186
Total other expense (income)	25,978	1,553,421
NET LOSS	$(1,016,784)	$(2,585,901)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	126,315,501	87,841,915

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Cash flows from operating activities:
Net loss	$(1,016,784)	$(2,585,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,752	4,814
Gain on debt conversion	24,978	–
Stock based compensation	169,299	224,031
Non cash interest expense	11,846	538,736
Liquidated damages		–
Fair market value of common stock, warrants and options issued for services	124,182	207,263
Change in fair value of derivative liabilities	(687,600)	(491,827)
Loss on settlement of convertible note termination	–	360,186
Amortization of debt discount and deferred financing costs	484,223	1,043,963
Changes in operating assets and liabilities:
Accounts receivable	400,114	–
Prepaid expenses and other current assets	(32,851)	(15,516)
Interest receivable	–	7,096
Accounts payable and other current liabilities	209,602	127,436
Due to related parties	(10,000)	39,167
Net cash used in operating activities	(320,239)	(540,552)

Cash flows from investing activities:
Purchases of property and equipment	–	(1,735)
Net cash used in investing activities	–	(1,735)

Cash flows from financing activities:
Principal repayments of notes payable	(29,610)	–
Net proceeds from the issuance of convertible notes payable	–	340,000
Proceeds from the issuance of common stock	802,000	–
Proceeds from collection of secured notes receivable	–	200,000
Net cash provided by financing activities	772,390	540,000

Net (decrease) increase in cash	452,151	(2,287)

Cash at beginning of period	143,907	15,704

Cash at end of period	$596,058	$13,417

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$2,821	$–

Income taxes	$–	$–

Supplemental disclosures of non-cash investing and financing activities:

Debt and accrued interest converted to common stock	767,467	1,195,802

Debt discount recorded in connection with beneficial conversion feature of convertible notes and related warrants	–	400,400

Reclassification of note payable to convertible note payable	75,000	–

Reclassification of warrant derivative liability into equity	26,543	34,736

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2012

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2012 was derived from our audited financial statements. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2012, which includes audited financial statements and footnotes as of March 31, 2012 and for the years ended March 31, 2012 and 2011.

NOTE 2. LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately $8,532,000, recurring losses from operations and an accumulated deficit of approximately $57,600,000 at June 30, 2012, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. Our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2013 ("fiscal 2013"). Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

We are currently addressing our liquidity needs by exploring investment capital opportunities through the private placement of common stock or issuance of additional debt. We believe that our access to additional capital, together with existing cash resources and anticipated receipts under the DARPA contract, will be sufficient to meet our liquidity needs for fiscal 2013. However, no assurance can be given that we will receive any funds in connection with our capital raising efforts.

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

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly-owned subsidiary, Exosome Sciences, Inc. (collectively hereinafter referred to as the "Company" or "Aethlon").  There exist no material intercompany transactions or balances between Aethlon and its subsidiary.

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

The potentially dilutive common shares outstanding for the quarters ended June 30, 2012 and 2011, which include common shares underlying outstanding stock options, warrants and convertible debentures, were 135,921,754 and 89,196,757, respectively.

PATENTS

We capitalize the cost of patents, some of which were acquired, and amortize such costs over the estimated useful life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred research and development expenses during the three month periods ended June 30, 2012 and 2011, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	June 30,	June 30,
	2012	2011
Three months ended	$291,866	$201,039

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of certain convertible notes and related warrants at June 30, 2012 is $2,874,472 based upon a third party valuation report that we commissioned. Warrants classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We believe that no impairment occurred at or during the three months ended June 30, 2012 and 2011.

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, or the Securities and Exchange Commission during the three months ended June 30, 2012 or that were issued in prior periods but do not become effective until future periods that in the opinion of management had, or are expected to have a material impact on our present or future consolidated financial statements.

NOTE 4. NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2012		March 31, 2012
	Principal Balance	Accrued Interest	Principal Balance	Accrued Interest
12% Notes payable, past due	$185,000	$305,250	$185,000	$298,312
10% Note payable, past due	5,000	5,500	5,000	5,375
IP Law Firm Note, past due	–	–	29,610	986
Law Firm Note	–	–	75,000	104
Tonaquint Note	300,000	6,382	360,186	1,835
Total	$490,000	$317,132	$654,796	$306,612

During the three month period ended June 30, 2012, we recorded interest expense of $13,029 related to the contractual interest rates of our notes payable.

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On April 21, 2010, a holder of $100,000 of the 12% Notes converted his principal balance and $71,758 of accrued interest into 687,033 shares of common stock at an agreed conversion price of $0.25 per share. We incurred a loss upon this conversion of $68,703 since the closing price of our common stock was $0.35 at the date of conversion. At June 30, 2012, 12% Notes with a principal balance of $185,000 are outstanding, all of which are past due, in default, and bearing interest at the default rate of 15%. At June 30, 2012, interest payable on the 12% Notes totaled $305,250.

10% NOTES

At June 30, 2012, one 10% Note in the amount of $5,000, which is past due and in default, remained outstanding. At June 30, 2012, interest payable on this note totaled $5,500.

Management's plans to satisfy the remaining outstanding balance on these 12% and 10% Notes include converting the notes to common stock at market value or repayment with available funds.

IP LAW FIRM NOTE

On August 2, 2011, we entered into a Promissory Note with our intellectual property law firm for the amount of $49,610, which represented the amount we owed to that firm. The Promissory Note called for monthly payments of $5,000 from August 2011 through December 2011 and bore interest at 10% per annum.  We paid off this note and related accrued interest with cash in April 2012.

LAW FIRM NOTE

On March 22, 2012, we entered into a Promissory Note with our corporate law firm for the amount of $75,000, which represented the majority of the amount we owed to that firm. The Promissory Note has a maturity date of December 31, 2012 and bears interest at five percent per annum. The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.08 per share.  This ability of the holder to convert became exercisable upon the next amendment of the Articles of Incorporation increasing the authorized shares of our common stock to a number greater than 250,000,000.  As that increase in the authorized number of shares of our common stock was approved by our stockholders at a Special Stockholders Meeting on June 4, 2012, this note was reclassified to a convertible note as of June 30, 2012 (See Note 5).

TONAQUINT NOTE

On June 28, 2011, we entered into a Termination Agreement with Tonaquint, Inc. (See Note 5) under which both parties agreed that in consideration of the termination of a warrant, the waiving of all fees, penalties, the creation of the selling program and other factors, we agreed to issue an unsecured non-convertible promissory note (the "New Note") in the principal amount of $360,186, which provides for annual interest at a rate of 6%, payable monthly in either cash or our stock, at our option. The New Note originally had a maturity date of April 30, 2012.  We subsequently extended the note to July 31, 2012 and converted $60,186 of the principal of the note into common stock (See Note 6). We recorded a loss on conversion of $24,978 on that partial conversion. At June 30, 2012, the balance of this note was $300,000 and accrued interest totaled $6,382. We are currently in discussions to further extend this note.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following at June 30, 2012:

	Principal	Unamortized Discount	Net Amount	Accrued Interest

Amended and Restated Series A 12% Convertible Notes, past due	$885,000	$–	$885,000	$265,500
2008 10% Convertible Notes, past due	25,000	–	25,000	12,604
December 2006 10% Convertible Notes, past due	17,000	–	17,000	13,883
October & November 2009 10% Convertible Notes, $25,000 past due	75,000	(3,762)	71,238	24,250
April 2010 10% Convertible Note	75,000	(8,607)	66,393	18,313
September 2010 10% Convertible Notes, past due	308,100	–	308,100	81,895
April 2011 10% Convertible Notes, past due	400,400	–	400,400	55,050
July and August 2011 10% Convertible Notes	357,655	(12,168)	345,487	33,204
September 2011 Convertible Notes	223,760	(60,734)	163,026	–
February 2012 Convertible Notes, past due	525,000	–	525,000	38,370
Law Firm Note	75,000	–	75,000	1,042
Total – Convertible Notes	$2,966,915	$(85,271)	$2,881,644	$544,111

All but two of the Convertible Notes Payable in the above table are presently past due or will be due within one year of the June 30, 2012 balance sheet date. As a result, we expect to amortize all but $4,284 of the remaining discounts during the fiscal year ending March 31, 2013.

During the three months ended June 30, 2012, we recorded interest expense of $178,810 related to the contractual interest rates of our convertible notes and interest expense of $386,172 related to the amortization of debt discounts on the convertible notes for a total of $564,982.

Convertible Notes Payable consisted of the following at March 31, 2012:

	Principal	Unamortized Discount	Net Amount	Accrued Interest

Amended and Restated Series A 12% Convertible Notes, past due	$900,000	$–	$900,000	$168,750
2008 10% Convertible Notes, past due	25,000	–	25,000	11,667
December 2006 10% Convertible Notes, past due	17,000	–	17,000	13,246
October & November 2009 10% Convertible Notes, $25,000 past due	75,000	(4,833)	70,167	22,500
April 2010 10% Convertible Note	75,000	(10,107)	64,893	16,438
September 2010 10% Convertible Notes	338,100	–	338,100	70,804
April 2011 10% Convertible Notes	400,400	–	400,400	40,040
July and August 2011 10% Convertible Notes	357,655	(109,911)	247,744	24,262
September 2011 Convertible Notes	238,760	(106,932)	131,828	–
November 2011 Convertible Notes	525,000	(51,220)	473,780	39,177
February 2012 Convertible Notes	525,000	(188,439)	336,561	12,120
Total – Convertible Notes	$3,476,915	$(471,442)	$3,005,473	$419,004

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

As of December 31, 2010, the Amended and Restated Notes matured and as of June 30, 2012 remain in default.

In June 2012, the holder of $15,000 of the Amended and Restated Notes converted his principal and related accrued interest into common stock per the conversion formula.

We have begun discussions with the noteholders regarding an extension to the notes but there can be no assurance that we will be able to do so on terms that we deem acceptable or at all.  At June 30, 2012, the balance of the Amended and Restated Notes was $885,000 and interest payable on the Amended and Restated Notes totaled $265,500.

2008 10% CONVERTIBLE NOTES

One 2008 10% Convertible Note in the amount of $25,000 which matured in January 2010 remained outstanding at June 30, 2012. This note is convertible into our common stock at $0.50 per share. At June 30, 2012, the $25,000 principal balance was in default and interest payable on the remaining note totaled $12,604.

DECEMBER 2006 10% CONVERTIBLE NOTES

At June 30, 2012, $17,000 of the December 2006 10% Notes remained outstanding and in default. These notes are convertible into our common stock at $0.17 per share. At June 30 2012, the $17,000 balance of the notes was in default and interest payable on those notes totaled $13,883.

OCTOBER & NOVEMBER 2009 10% CONVERTIBLE NOTES

In October and November 2009, we raised $430,000 from the sale to accredited investors of 10% convertible notes ("October & November 2009 10% Convertible Notes"). The October & November 2009 10% Convertible Notes matured at various dates between April 2011 and May 2011 and are convertible into our common stock at a fixed conversion price of $0.25 per share prior to maturity. The investors also received matching three year warrants to purchase unregistered shares of our common stock at a price of $0.25 per share.  We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes. We are amortizing this discount using the effective interest method over the term of the notes.

Deferred financing costs of $20,250 incurred in connection with this financing were issued in the form of a convertible note with warrants on the same terms as those received by the investors.  We capitalized the $20,250 of deferred financing costs and amortized them over the term of the notes using the effective interest method.

Prior to March 31, 2012, $355,000 of the October and November 2009 financing had been converted to common stock. At June 30, 2012, there were two notes remaining, one for $25,000 which is past due and the other for $50,000 and interest payable on these two notes totaled $24,250. On March 31, 2012, we agreed to extend the expiration date and to change the exercise price of certain warrants of one of the note holders by two years in exchange for the extension of $50,000 of the October & November 2009 10% Convertible Notes and the $75,000 April 2010 10% Convertible Note (see below) by that same two year period.  We recorded a charge of $77,265 relating to this modification.

In July 2012, we issued 461,409 shares of common stock to the holder of the $25,000 note in exchange for the value of the principal and related accrued interest of $8,000 under the same terms that we used to sell units consisting of one share of common stock and one-half of a stock purchase warrant on June 29, 2012 (See Note 6). As part of that structure, the noteholder also received seven year warrants to purchase 230,705 share of common stock at a price of $0.107 per share (See Note 14).

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

At June 30, 2012, the remaining outstanding principal balance is $75,000 and interest payable on this note totaled $18,313.

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

The Company Note is convertible into shares of the Company's common stock, at the option of the Investor, at a price per share equal to (a) the principal and interest due under the Company Note divided by (b) 80% of the average of the closing bid price for the three (3) trading days with the lowest closing bid prices during the twenty (20) trading days immediately preceding the conversion date (the “Conversion Price”). In no event shall the Conversion Price be greater than the "Ceiling Price", which is $0.30 per share. The principal and interest subject to conversion under the Note shall be eligible for conversion in tranches ("Tranches"), as follows: (1) an initial Tranche in an amount equal to $450,000 and any interest and/or fees accrued thereon under the terms of the Company Note and the other Transaction Documents (as defined in the Purchase Agreement), and (2) two additional subsequent Tranches each in an amount equal to $220,000 and any interest or fees accrued thereon under the terms of the Company Note or the other Transaction Documents. The first subsequent Tranche shall correspond to payment of the first Trust Note and the second subsequent Tranche shall correspond to payment of the second Trust Note (as defined in the Purchase Agreement). The Investor's right to convert any of the subsequent Tranches is conditioned upon the Investor’s payment in full of the Trust Notes corresponding to such subsequent Tranche.  Accordingly, principal and interest under the Company Note may only be converted by the Investor in proportion to the amounts paid under each of the Trust Notes. However, up to $450,000 may be converted at the Investor's option at any time, representing amounts paid by the Investor on the closing of the transaction on July 15, 2010 (the "Closing").  The Company Note bears interest at a rate of 6% per annum. The maturity date of the Company Note was July 15, 2011. The Company Note contains "anti-dilution" protection, such that if the Company issues and sells common stock, or securities convertible into or exercisable for common stock of the Company, at a price per share that is less than the applicable Conversion Price, then the Conversion Price is adjusted downward to match such lower issuance price. However, in no event will the Conversion Price based on anti-dilution adjustments be lower than the "Floor Price" which is $0.20 per share.

The number of shares of Common Stock that may be issued to the lender pursuant to a conversion of this Note, combined with an exercise of the Warrant, shall not exceed a cap determined by (a) dividing the sum of (i) the face amount of this Note, plus (ii) an amount equal to all interest that would accrue under this Note during its term (assuming no payments of principal or interest are made prior to the Maturity Date), by (b) a price per share of Common Stock equal to $0.20 (the Floor Price).

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

On June 28, 2011, we entered into a Termination Agreement with Tonaquint under which both parties agreed to terminate the warrant to prevent continuing dilution of our common stock and to eliminate confusion or disagreement as to the number of shares of common stock available for issuance under the warrant in the future. Accordingly, under the Termination Agreement we issued 3,599,913 shares of common stock upon the final exercise of the warrant, whereupon the warrant was terminated and is of no further force or effect. The Termination Agreement also provides for a "Common Stock Sale Limitation" on all of our common stock held by Tonaquint, Inc. Under the "Common Stock Sale Limitation", the daily limitation on the number of shares of common stock which Tonaquint, Inc. may sell into the market on any trading day is limited to the greater of (i) $5,000 of sales amount, or (ii) 10% of the Average Daily Volume of our common stock sold on the Over The Counter Bulletin Board, where the Average Daily Volume shall mean the average daily volume for the prior three month period as reported on each trading day on Yahoo Finance with respect to our common stock. Under the terms of the Termination Agreement, Tonaquint, Inc. has waived and released us from any obligation to pay or perform any fees, penalties, costs, or assessments that were or are due, or would have become due, under the convertible note, the warrant and the note purchase agreement. In consideration of the termination of the warrant, the waiving of all fees, penalties, the creation of the selling program and other factors, we agreed to issue an unsecured non-convertible promissory note (the "New Note") in the principal amount of $360,185, which provides for annual interest at a rate of 6%, payable monthly in either cash or our stock, at our option (See Note 4). The New Note originally had a maturity date of April 30, 2012 and was subsequently extended to July 31, 2012. At June 30, 2012, the balance of this note was $300,000 and accrued interest totaled $6,382. We are currently in discussions to further extend this note.

SEPTEMBER 2010 10% CONVERTIBLE NOTES

On September 3, 2010, we entered into a Subscription Agreement with three accredited investors (the “Purchasers”) providing for the issuance and sale of convertible promissory notes and corresponding warrants in the aggregate principal amount of $1,430,000. The initial closing under the Subscription Agreement resulted in the issuance and sale of (i) convertible promissory notes in the aggregate principal amount of $743,600, (ii) five-year warrants to purchase an aggregate of 3,718,000 shares of our common stock at an exercise price of $0.31125 per share, and (iii) five-year warrants to purchase an aggregate of 3,718,000 shares of our common stock at an exercise price of $0.43575 per share. The convertible promissory notes bear interest compounded monthly at the annual rate of ten percent (10%) and matured on September 3, 2011. The aggregate gross cash proceeds were $650,000, the balance of the principal amount representing a due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of our common stock at a price per share equal to eighty percent (80%) of the average of the three lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market on which the common stock trades or is quoted for the ten (10) trading days preceding the proposed conversion date. Subject to adjustment as described in the notes, the conversion price may not be more than $0.30 nor less than $0.20. There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

The following conversions of the September 2010 10% Convertible Note have taken place during the fiscal year ended March 31, 2012 and the three months ended June 30, 2012:

	Fiscal Year Ended March 31, 2012	Three Months Ended June 30, 2012
Principal converted	$405,500	$30,000
Accrued interest converted	$19,255	$–

At June 30, 2012, the remaining principal balance of $308,100 was in default and interest payable on these notes totaled $81,895.

APRIL 2011 10% CONVERTIBLE NOTES

In April 2011, we entered into a Subscription Agreement with two accredited investors (the “Purchasers”) providing for the issuance and sale of convertible promissory notes and corresponding warrants in the aggregate principal amount of $385,000. The closing under the Subscription Agreement resulted in the issuance and sale by us of (i) convertible promissory notes in the aggregate principal amount of $385,000, (ii) five-year warrants to purchase an aggregate of 4,004,000 shares of our common stock at an exercise price of $0.125 per share, and (iii) five-year warrants to purchase an aggregate of 4,004,000 shares of our common stock at an exercise price of $0.175 per share. The convertible promissory notes bear interest compounded monthly at the annual rate of ten percent (10%) and matured on April 1, 2012.  The aggregate gross cash proceeds to us were $350,000, the balance of the principal amount representing a due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of our common stock at a price per share equal to eighty percent (80%) of the average of the three lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market on which the common stock trades or is quoted for the ten (10) trading days preceding the proposed conversion date. Subject to adjustment as described in the notes, the conversion price may not be more than $0.20 nor less than $0.10. There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

In addition, we issued (i) five-year warrants to purchase an aggregate of 812,500 shares of our common stock at an exercise price of $0.125 per share, and (ii) five-year warrants to purchase an aggregate of 812,500 shares of our common stock at an exercise price of $0.175 per share to the Purchasers. These warrants were issued as an antidilution adjustment under certain common stock purchase warrants held by the Purchasers that were acquired from us in September 2010.

At June 30, 2012, the outstanding principal balance was $400,400 and interest payable on these notes totaled $55,050.

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

At June 30, 2012, the outstanding principal balance was $357,655 and interest payable on these notes totaled $33,204.

SEPTEMBER 2011 CONVERTIBLE NOTES

On September 23, 2011, we entered into a Subscription Agreement with two accredited investors (the “Purchasers”) providing for the issuance and sale of convertible promissory notes and corresponding warrants in the aggregate principal amount of $253,760. The warrants carried a five-year term to purchase an aggregate of 3,625,143 shares of our common stock at an exercise price of $0.10 per share. The convertible promissory notes do not bear an interest rate and mature on September 23, 2012.  The aggregate net cash proceeds to us were $175,000, the balance of the principal amount representing a due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of our common stock at a price per share equal to $0.07. Subject to adjustments as described in the notes, the conversion price may not be more than $0.07. There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a $168,804 discount against the principal of the notes. We are amortizing this discount using the effective interest method over the term of the note.

In March 2012, following the six month anniversary of the note funding, one of the note holders converted $15,000 of principal into common stock and in the three months ended June 30, 2012, that note holder converted an additional $15,000 of principal into common stock.

At June 30, 2012, the outstanding principal balance was $223,760 and there was no accrued interest as these notes do not bear interest.

NOVEMBER 2011 CONVERTIBLE NOTES

In November 2011, we raised $525,000 in 5% Original Issue Discount Unsecured Convertible Debentures from five accredited investors pursuant to which the investors purchased an aggregate principal amount of $525,000 for an aggregate purchase price of $500,000. The debentures bear interest at 20% per annum and matured on April 20, 2012. The debentures will be convertible at the option of the holders at any time into shares of our common stock, at a conversion price equal to $0.0779, subject to adjustment. In connection with the debentures, the purchasers received warrants to purchase 3,369,706 shares of our common stock. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.11, subject to adjustment.

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

A Financial Industry Regulatory Authoristy (FINRA) registered broker-dealer was engaged as placement agent in connection with the transaction. We paid the placement agent a cash fee in the amount of $50,000 (representing a 8% sales commission and a 2% unaccountable expense allowance) and issued the placement agent or its designees warrants to purchase an aggregate of 808,729 shares of common stock at $0.11 per share. The warrants issued to the placement agent may be exercised on a cashless basis. In the event the placement agent exercises the warrants on a cashless basis, we will not receive any proceeds.

During the three months ended June 30, 2012, all of the outstanding principal balances on these notes and all related accrued interest of $53,803 were converted into common stock.

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

The Debentures bear interest at 20% per annum and matured on April 20, 2012. The Debentures will be convertible at the option of the holders at any time into shares of our common stock, at a conversion price equal to $0.0779, subject to adjustment. In connection with the subscription agreement, the Purchasers received warrants to purchase 3,369,707 shares of our common stock (the “Warrants”). The Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.11 per share, subject to adjustment. Each Purchaser may exercise such Purchaser’s Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the Warrants on a cashless basis, we will not receive any proceeds. The conversion price of the Debenture and the exercise price of the Warrants are subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.

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

A FINRA registered broker-dealer was engaged as placement agent in connection with the transaction.  We paid the placement agent a cash fee in the amount of $50,000 (representing an 8% sales commission and a 2% unaccountable expense allowance) and issued the placement agent or its designees warrants to purchase an aggregate of 815,774 shares of common stock at $0.11 per share. The warrants issued to the placement agent may be exercised on a cashless basis. In the event the placement agent exercises the warrants on a cashless basis, we will not receive any proceeds.

At June 30, 2012, the outstanding principal balance on these note was $525,000 and was in default and the interest payable on these notes totaled $38,370.

LAW FIRM NOTE

On March 22, 2012, we entered into a Promissory Note with our corporate law firm for the amount of $75,000, which represented the majority of the amount we owed to that firm. The Promissory Note has a maturity date of December 31, 2012 and bears interest at five percent per annum.  The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.08 per share.  This ability of the holder to convert became exercisable upon the next amendment of the Articles of Incorporation increasing the authorized shares of our common stock to a number greater than 250,000,000.  As that increase in the authorized number of shares of our common stock was approved by our stockholders at a Special Stockholders Meeting on June 4, 2012, this note was reclassified to a convertible note as of June 30, 2012.

At June 30, 2012, the outstanding principal balance on this note was $75,000 and the interest payable on this note totaled $1,042.

NOTE 6. EQUITY TRANSACTIONS

On April 5, 2012, we completed a unit subscription agreement with one accredited investor (the “Purchaser”)  pursuant to which the Purchaser purchased an additional $200,000 for an aggregate amount of $500,000 (the "Subscription Amount") of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock, par value $0.001 per share (the “Common Stock”) at a price per share of $0.08, of the Registrant and (ii) a warrant to purchase such number of shares of Common Stock of the Company as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.08 (the "Warrant Shares") at an exercise price of $0.125 per Warrant Share, (each, a “Warrant” and collectively, the “Warrants”). Based on the foregoing, Units consisting of 2,500,000 shares of Common Stock and Warrants to purchase 1,250,000 shares of Common Stock were issued on April 5, 2012.

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

On June 19, 2012, we completed a unit subscription agreement with seven accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased $592,000 of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock, par value $0.001 per share (the “Common Stock”) at a price per share of $0.072 of the Registrant and (ii) a warrant to purchase such number of shares of Common Stock of the Company as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.072 (the "Warrant Shares") at an exercise price of $0.108 per Warrant Share, (each, a “Warrant” and collectively, the “Warrants”).

On June 26, 2012, we completed a unit subscription agreement with one accredited investor (the “Purchaser”)  pursuant to which the Purchaser purchased $10,000 of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock, par value $0.001 per share (the “Common Stock”) at a price per share of $0.072, of the Registrant and (ii) a warrant to purchase such number of shares of Common Stock of the Company as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.072 (the "Warrant Shares") at an exercise price of $0.107 per Warrant Share, (each, a “Warrant” and collectively, the “Warrants”).

During the three months ended June 30, 2012, we issued 10,086,552 shares of restricted common stock to holders of notes issued by the Company in exchange for the partial or full conversion of principal and interest of several notes payable in an aggregate amount of $762,467 at an average conversion price of $0.08 per share based upon the conversion formulae in the respective notes.

During the three months ended June 30, 2012, we issued 116,000 shares of restricted common stock to settle past due accrued interest that we recorded as non-cash interest expense of $11,846.

During the three months ended June 30, 2012, we issued 1,412,894 restricted shares of common stock to service providers for investor relations valued at $124,182 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.09 per share.

During the three months ended June 30, 2012, we issued 10,202,552 shares of restricted common stock to holders of notes issued by the Company in exchange for the partial or full conversion of principal and interest of several convertible notes payable in an aggregate amount of $774,312 at an average conversion price of $0.08 per share based upon the conversion formulae in the respective notes.

During the three months ended June 30, 2012, we issued 1,412,894 restricted shares of common stock to service providers for investor relations valued at $124,182 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.09 per share.

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

We have entered into registration payment arrangements in connection with certain financing arrangements, pursuant to which we raised an approximate aggregate amount of $2,020,000, that require us to register the shares of common stock underlying the convertible debt and warrants issued in these financing transactions. Under these agreements we are liable for liquidated damages to the investors if we fail to file and/or maintain effective registration statements covering the specified underlying shares of common stock as noted below:

•	With respect to a $1,000,000 financing agreement – damages accrue at a rate of 1% - 1.5% per month until such time as the underlying shares of common stock would have been eligible for sale under Rule 144.
•	With respect to financing agreements totaling $715,000 – damages accrue at a rate of 2% per month, subject to an aggregate maximum liquidated damages amount of $150,000.
•	With respect to equity investments totaling $305,000 – damages accrue at a rate of 2% per month until the expiration dates of warrants issued in connection with this financing, which range from December 31,2010 through February 8, 2011 and are payable in common stock.

Since we have either failed to file, or failed to maintain the registration obligations under these agreements, as of June 30, 2012 we have accrued estimated aggregate liquidated damages of $437,800 in connection with the liquidated damage provisions of these agreements, which we believe represents our maximum exposure under these provisions.  Accordingly, we do not expect to accrue any further liquidated damages in connection with these agreements.  The actual amount of liquidated damages paid, if any, may differ from our estimates as it is our intention to negotiate with the investors the settlement of liquidated damages due and, as such, the ultimate amounts we may actually pay may be less than the amount currently accrued.

NOTE 8. OTHER CURRENT LIABILITIES

At June 30, 2012 and March 31, 2012, our other current liabilities were comprised of the following items:

	June 30, 2012	March 31, 2012
Accrued interest	$861,248	$798,988
Accrued legal fees	179,465	179,465
Deferred rent	5,891	5,607
Other	114,977	147,161
Total other current liabilities	$1,161,581	$1,131,221

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $2,390,500 (as identified in Notes 4 and 5 above) have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At June 30, 2012, we had accrued interest in the amount of $768,709 associated with these defaulted notes in accrued liabilities payable (see Notes 4 and 5).

NOTE 9. FAIR VALUE MEASUREMENTS

We follow FASB ASC 820, "FAIR VALUE MEASUREMENTS AND DISCLOSURES" (“ASC 820”) in connection with assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The guidance applies to our derivative liabilities. We had no assets or liabilities measured at fair value on a non-recurring basis for any period reported.

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

Our fair value measurements at the June 30, 2012 reporting date are classified based on the valuation technique level noted in the table below:

Description	June 30, 2012	Quoted Prices in Active Markets for (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Derivative Liabilities	$2,874,472	$--	$--	$2,874,472
Total Assets	$2,874,472	$--	$--	$2,874,472

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Three Months Ended June 30, 2012
Risk free interest rate	0.09% - 0.60%
Average expected life	0.02 – 4.2 years
Expected volatility	76.0% - 102.0%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the three months ended June 30, 2012:

	April 1, 2012	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	Reclassification of Derivative Liability to Paid in capital	June 30, 2012

Derivative liabilities	$3,588,615	$–	$(687,600)	$(26,543)	$2,874,472

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the three months ended June 30, 2011:

	April 1, 2011	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	Reclassification of Derivative Liability to Paid in capital	June 30, 2011

Derivative liabilities	2,002,896	$939,136	$(491,827)	(228,981)	$2,221,224

The fair value of derivative liabilities that we recorded in the three months ended June 2010 was related to the restructuring of the Amended and Restated Convertible Notes (see Note 5) and was based upon an independent valuation report.

NOTE 10. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three months ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Vesting of Stock Options	$52,794	$127,364
Incremental fair value of option Modifications	19,838	–
Vesting Expense Associated with CEO Restricted Stock Grant	96,667	96,667
Direct Stock Grants	–	–
Total Stock-Based Compensation Expense	$169,299	$224,031

Basic and diluted loss per common share	$(0.00)	$(0.00)

All of the stock-based compensation expense recorded during the three months ended June 30, 2012 and 2011, which totaled $169,299 and $224,031, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the three months ended June 30, 2012 had no impact on basic and diluted loss per common share and the stock-based compensation expense recorded during the three months ended June 30, 2011 also had no impact on basic and diluted loss per common share .

In March 2012, our Chief Executive Officer and our Chief Financial Officer agreed to suspend the exercise of up to 12,588,243 of their stock options, which allowed us to utilize the shares underlying those stock options in capital raising activities while we presented our stockholders with a proposal to increase the number of authorized shares from 250,000,000 to 500,000,000. That proposal was approved by our stockholders at our Special Stockholders’ Meeting on June 4, 2012. Following that approval we extended their stock options by the 70 days, which equaled the number of days that they had unreserved their shares. We valued the change in fair value of their vested stock options due to this extension, and based on the change in fair value, recorded an increase to our stock based compensation expense in the quarter ended June 30, 2012 of $19,838. For their unvested options, we recorded an increase to fair value of $5,100, which will be expensed over the remaining vesting period of those options.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended June 30, 2012 was insignificant.

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

We did not issue any stock option grants in the three months ended June 30, 2012 nor in the three months ended June 30, 2011.

Options outstanding that have vested and are expected to vest as of June 30, 2012 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Vested	17,478,690	$0.32	3.80
Expected to vest	1,950,003	$0.25	8.25
Total	19,428,693

A summary of stock option activity during the three months ended June 30, 2012 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2012	19,428,693	$0.21 - $0.41	$ 0.14
Exercised	--	$--
Issued	--	$--
Cancelled/Expired	--	$--
Stock options outstanding at June 30, 2012	19,428,693	$0.21 - $0.41	$ 0.32
Stock options exercisable at June 30, 2012	17,478,690	$0.21 - $0.41	$ 0.32

At June 30, 2012, there was approximately $670,915 of unrecognized compensation cost related to share-based payments, including our Chief Executive Officer’s restricted stock grant, which is expected to be recognized over a weighted average period of 1.12 years.

On June 30, 2012, our stock options had a negative intrinsic value since the closing price on that date of $0.09 per share was below the weighted average exercise price of our stock options

NOTE 11.  WARRANTS

A summary of warrant activity during the three months ended June 30, 2012 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2012	59,807,849	$0.10 - 0.25	$ 0.14
Exercised	--	$--
Issued	7,048,481	$0.107-0.125
Cancelled/Expired	--	$--
Warrants outstanding at June 30, 2012	66,856,330	$0.10 - 0.25	$ 0.14
Warrants exercisable at June 30, 2012	66,856,330	$0.10 - 0.25	$ 0.14

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models at, and during the three months ended June 30, 2012:

Risk free interest rate	0.86% - 1.56%
Average expected life	6.5 years
Expected volatility	91.5 – 94.3%
Expected dividends	None

NOTE 12. DARPA CONTRACT AND RELATED REVENUE RECOGNITION

As discussed in Note 1, we entered into a government contract with DARPA on September 30, 2011 and commenced work on such contract in October 2011. Only the base year (year one contract) is effective for the parties. Years two through five are subject to DARPA exercising their option to enter into contracts for those years.  The year one contract contains eight milestones of which five have been achieved during the fiscal year ended March 31, 2012. In June 2012, we invoiced the US Government for the sixth milestone under our DARPA contract in the amount of $216,747 and received that payment. The details of that milestone were as follows:

Milestone 2.2.2.3 - Perform preliminary quantitative real time PCR to measure viral load, and specific DNA or RNA targets. The milestone payment was $216,747. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We demonstrated that we were able to measure viral load of one or more targets as part of our submission for approval. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

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

On July 5, 2012, Gemini Master Fund, Ltd., a Cayman Islands company ("Gemini"), filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, , entitled Gemini Master Fund Ltd. v. Aethlon Medical, Inc., Index No. 652358/2012 (the "Complaint"). In the Complaint, Gemini is seeking relief both in the form of money damages and delivery of shares of the Company's common stock. The Complaint alleges, among other things, that the Company is in default of a certain promissory note originally issued to Gemini on February 12, 2010 by failing to pay the note in full and by failing to honor certain requests by Gemini to convert principal and interest under the note into shares of the Company's common stock.   Complaint also includes allegations that the Company has failed to issue shares upon the presentation of an exercise notice under a warrant originally issued to Gemini on November 22, 2010. The Company's answer to the Complain is due on August 17, 2012.  The Company believes, among other things, that Gemini’s claims are barred because it received and accepted a payment the Company made in full settlement of Gemini’s claims against the Company and Gemini was informed that acceptance of the payment would settle and discharge the disputed claim. The Company does not believe that additional shares are due to Gemini under either the note or the warrant due to, among other things, a share issuance limitation agreed to by both Gemini and the Company. The Company intends to vigorously defend the lawsuit.

LEASES

In October 2009, we entered into two new leases for office and laboratory space. The terms of the new leases are three years and two years, respectively, and the initial base lease payments are $6,475 per month and $2,917 per month, respectively.

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2012 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In July 2012, we issued 461,409 shares of common stock to the holder of a $25,000 October & November 2009 10% Convertible Note (See Note 5) in exchange for the value of the principal and related accrued interest of $8,000 under the same terms that we used to sell units consisting of one share of common stock and one-half of a stock purchase warrant on June 29, 2012 (See Note 6). As part of that structure, the noteholder also received seven year warrants to purchase 230,705 share of common stock at a price of $0.107 per share.

In July 2012, we issued 142,666 shares to a noteholder that were a one-time “true-up” issuance related to a conversion that was made in the June 2012 period. This “true-up” issuance was per the terms of the agreement and reflected the price per share that noteholder received in their share liquidation. This issuance brought their effective overall conversion price down from $0.07 per share to $0.06 per share.

In August 2012, we issued 946,887 shares of common stock to the holders of two convertible notes for the conversion of $55,000 of principal for an overall conversion rate of $0.06 per share per the conversion formulae in the convertible notes.

In July 2012, we filed a registration statement on Form S-8 for the purpose of registering 5,000,000 common shares issuable under the 2010 Stock Plan under the Securities Act of 1933.

On July 24, 2012, we expanded our Board of Directors by an additional two seats and appointed two new outside directors to fill those seats.

In July 2012, our Board of Directors approved a new Board Compensation Program (the “New Program”), which modifies and supersedes the 2005 Directors Compensation Program (the “2005 Program”) that was previously in effect. Under the New Program, in which only non-employee Directors may participate, an eligible Director will receive a grant of $15,000 worth of options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year; however for the new non-employee directors, the exercise price for this initial grant, $0.076 per share, is based on the average of the closing bid prices of the Common Stock for the five trading days preceding the date of their appointment (July 24, 2012). These options will have a term of ten years and will be fully vested upon grant. In addition, each existing eligible Director will receive the same grant of $15,000 worth of options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year; provided however that for this current grant only, all of such grants shall be made at an exercise price of $0.076 per share based on the average of the closing bid prices of the Common Stock for the five trading days preceding the date of Mr. Ward's and Mr. Wornham's appointment (July 24, 2012).

At the beginning of each fiscal year, each Director eligible to participate in the New Program also will receive a grant of $20,000 worth of options valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year. In addition, under the New Program eligible Directors will receive cash compensation equal to $500 for each committee meeting attended and $1,000 for each formal Board meeting attended.

The New Program eliminates the following features of the 2005 Program: (1) the annual payment of $10,000 in cash compensation and (2) the granting of options to Directors based on a percentage of the issued and outstanding common stock of the Registrant.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

Revenues

We recorded government contract revenue of $216,747 in the three months ended June 30, 2012.  This revenue arose from work performed under our government contract.  On September 30, 2011, we entered into a contract with the United States of America, issued by SPAWAR Systems Center Pacific, pursuant to a contract award from the Defense Advanced Research Projects Agency (“DARPA”). Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers.  The award from DARPA is a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years, including payments of up to $1,975,047 in the first year. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract.  Under the terms of the contract, we will perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.  Assuming all such work is performed according to the contract terms, we will receive up to $1,975,047 of contract payments during the first twelve months of the contract with the aggregate payment amounts in years two through five varying between approximately $775,000 and $1.6 million. DARPA has the option to enter into the contract for years two through five.  Only the contract related to the $1,975,047 has been formally entered into as of the date of this Form 10-Q filing. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract.  There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term.  We commenced work under the contract in October 2011.

As of June 30, 2012, we have invoiced for and received six milestone payments under the DARPA contract totaling $1,574,936.

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2012 were $1,207,553 in comparison with $1,032,480 for the comparable quarter a year ago.  This increase of $175,073, or 17.0%, was due to increases in professional fees of $108,927, in general and administrative expenses of $61,984 and in payroll and related expenses of $4,162.

The $108,927 increase in our professional fees was primarily due to increases in our legal expenses of $98,896, which increase in turn was related to the Gemini litigation and work on resolving our DTC chill, in our business development expenses of $15,806.

The $61,984 increase in general and administrative expenses was primarily due to $61,890 in DARPA-related general and administrative expenses.

The $4,162 increase in payroll and related expenses was primarily due to a reduction in stock-based compensation of $54,732, which was partially offset by increased payroll of $58,894 due to hiring three additional scientists for work under our DARPA contract. We also recorded a $19,838 non-cash charge related to the extension of the expiration dates in certain stock options held by our officers in the June 2012 period with no comparable expense in the June 2011 period.

Other Expense (Income)

Other expense (income) consist primarily of the change in the fair value of our derivative liability, other expense and interest expense. Other expense (income) for the three months ended June 30, 2012 were other expense of $25,978 in comparison with other expense of $1,553,421 for the comparable quarter a year ago.

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the three months ended June 30, 2012, the change in the estimated fair value of derivative liability was a gain of $687,600 and for the three months ended June 30, 2011, the change in estimated fair value was a gain of $491,827.

Interest Expense

Interest expense was $688,645 for the three months ended June 30, 2012 compared to $1,685,914 in the corresponding prior period, a decrease of $997,269. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	6/30/12	6/30/11	Change
Interest Expense	$192,576	$103,214	$89,362
Amortization of Deferred Financing Costs	98,051	108,598	(10,547)
Non-Cash Interest Expense	11,846	538,736	(526,890)
Amortization of Note Discounts	386,172	935,366	(549,194)
Total Interest Expense	$688,645	$1,685,914	$(997,269)

As noted in the above table, the two most significant factors in the $997,269 decrease in interest expense were (a) the $549,194 reduction in the amortization of debt discounts that was largely the result of the completion of the discount amortization on the majority of our convertible notes prior and (b) a $526,890 reduction in our non-cash interest expense that primarily related to a $538,736 adjustment to derivative liabilities that related to the fair value of the April 2011 convertible notes in the June 2011 period with no comparable expense in the June 2012 period.

Other

The three months ended June 30, 2011 also contained a $360,186 charge relating to the extinguishment of a convertible note and warrant and to the formation of a new note in that amount of $360,185 as a result of that extinguishment. The three months ended June 30, 2012 contained a $24,978 loss on debt conversion that related to the conversion of $60,185 of a note payable to equity.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $1,017,000 and $2,586,000 for the quarters ended June 30, 2012 and 2011, respectively.

Basic and diluted loss per common share were ($0.01) for the three month period ended June 30, 2012 compared to ($0.03) for the period ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, we had a cash balance of $596,058 and a working capital deficit of $8,531,794. This compares to a cash balance of $143,907 and a working capital deficit of $9,438,279 at March 31, 2012. Between July 1, 2012 and August 10, 2012, we have not raised any funds from private equity or debt transactions. Our cash at June 30, 2012 plus additional funds raised to date subsequent to June 30, 2012 are not sufficient to meet our funding requirements during the next twelve months. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern.

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

Beyond the immediate future, we currently believe that the following four areas may generate revenue for us:

(1)	Developing future products using the Aethlon ADAPTTM system with drug industry collaborators. Revenues in this area could come from product development fees, fees from research, regulatory and manufacturing support or from downstream royalties;
(2)	Applying for and winning additional U.S. Government grant or contract income;
(3)	Licensing or selling our ELLSA research diagnostic tools that identify and quantify exosomes; and
(4)	Commercializing the Hemopurifier® in India following a successful result in our Hepatitis-C-oriented clinical trial currently being conducted at the Medanta Medicity Institute (Medicity) in that country. Medicity’s Institutional Review Board has agreed to allow compassionate usage of the Hemopurifier® for individuals who previously failed or subsequently relapsed standard-of-care drug regimens. In addition to offering Hemopurifier® therapy to the citizens of India, HCV-infected individuals from the United States, European Union and other regions of the world may pursue treatment through the expanded access program at Medicity. Details related to treatment protocol, inclusion criteria, patient approval processes and therapy pricing are anticipated to be finalized with Medicity later on in 2012.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the three months ended
	June 30, 2012	June 30, 2011
Cash (used in) provided by:
Operating activities	$(320)	$(540)
Investing activities	–	(2)
Financing activities	772	540
Net increase (decrease) in cash	$452	$(2)

NET CASH FROM OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $320,000 in the three months ended June 30, 2012 compared to net cash used in operating activities of approximately $540,000 in the three months ended June 30, 2011, a decrease of $220,000.  The $220,000 decrease was primarily due to receipts under our DARPA contract in the June 2012 period, which were offset for the most part by expenses under that contract.

NET CASH FROM INVESTING ACTIVITIES. During the three months ended June 30, 2012, we did not have any investing activities.  During the three months ended June 30, 2011, we used approximately $2,000 in cash for purchases of equipment.

NET CASH FROM FINANCING ACTIVITIES. Net cash generated from financing activities increased from $540,000 in the three months ended June 30, 2011 to approximately $772,000 in the three months ended June 30, 2012. Included in net cash provided by financing activities in the 2012 period was $802,000 in proceeds from the issuance of common stock which was partially offset by approximately $30,000 in repayments of notes payable and related accrued interest in cash.  In the 2011 period, we received $340,000 in proceeds from the issuance of convertible notes payable and $200,000 from the collection of notes receivable associated with certain convertible note transactions.

An increase in working capital during the three months ended June 30, 2012 in the amount of approximately $906,000 changed our negative working capital position to approximately ($8,532,000) at June 30, 2012 from a negative working capital of approximately ($9,438,000) at March 31, 2012.  The most significant factors in the increase in working capital noted above were a decrease in current liabilities of approximately $920,000 and an increase in cash of approximately $452,000, which were partially offset by the collection of accounts receivable of $400,114.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to revenue recognition, measurement of stock purchase warrants issued with notes payable, beneficial conversion feature of convertible notes payable, impairment of intangible assets and long lived assets, stock compensation, and the classification of warrant obligations, and evaluation of contingencies. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

There have been no changes to our critical accounting policies as disclosed in our Form 10-K for the year ended March 31, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of a date as of the end of the period covered by this Quarterly Report.

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

On July 5, 2012, Gemini Master Fund, Ltd., a Cayman Islands company ("Gemini"), filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, , entitled Gemini Master Fund Ltd. v. Aethlon Medical, Inc., Index No. 652358/2012 (the "Complaint").  In the Complaint, Gemini is seeking relief both in the form of money damages and delivery of shares of the Company's common stock. The Complaint alleges, among other things, that the Company is in default of a certain promissory note originally issued to Gemini on February 12, 2010 by failing to pay the note in full and by failing to honor certain requests by Gemini to convert principal and interest under the note into shares of the Company's common stock.   Complaint also includes allegations that the Company has failed to issue shares upon the presentation of an exercise notice under a warrant originally issued to Gemini on November 22, 2010. The Company's answer to the Complain is due on August 17, 2012.  The Company believes, among other things, that Gemini’s claims are barred because it received and accepted a payment the Company made in full settlement of Gemini’s claims against the Company and Gemini was informed that acceptance of the payment would settle and discharge the disputed claim. The Company does not believe that additional shares are due to Gemini under either the note or the warrant due to, among other things, a share issuance limitation agreed to by both Gemini and the Company. The Company intends to vigorously defend the lawsuit.

ITEM 1A. RISK FACTORS.

As a Smaller Reporting Company as defined by rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2012, we issued the following securities which were not registered under the Securities Act of 1933, as amended, and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

On June 19, 2012, we completed a unit subscription agreement (the "Subscription Agreement") with seven accredited investors (the “Purchasers”)  pursuant to which the Purchasers purchased $592,000 of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock, par value $0.001 per share (the “Common Stock”) at a price per share of $0.072, of the Registrant and (ii) a warrant to purchase such number of shares of Common Stock of the Company as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.072 (the "Warrant Shares") at an exercise price of $0.108 per Warrant Share, (each, a “Warrant” and collectively, the “Warrants”).

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

On April 5, 2012, we completed a unit subscription agreement (the "Subscription Agreement") with one accredited investor (the “Purchaser”)  pursuant to which the Purchaser purchased an additional $200,000 for an aggregate amount of $500,000 (the "Subscription Amount") of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock, par value $0.001 per share (the “Common Stock”) at a price per share of $0.08, of the Registrant and (ii) a warrant to purchase such number of shares of Common Stock of the Company as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.08 (the "Warrant Shares") at an exercise price of $0.125 per Warrant Share (each, a “Warrant” and collectively, the “Warrants”). Based on the foregoing, Units consisting of 2,500,000 shares of Common Stock and Warrants to purchase 1,250,000 shares of Common Stock were issued on April 5, 2012

The Warrants are exercisable for a period of seven years from the date of issuance at an exercise price of $0.125, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

During the three months ended June 30, 2012, we issued 10,202,552 shares of restricted common stock to holders of notes issued by the Company in exchange for the partial or full conversion of principal and interest of several convertible notes payable in an aggregate amount of $774,312 at an average conversion price of $0.08 per share based upon the conversion formulae in the respective notes.

During the three months ended June 30, 2012, we issued 1,412,894 restricted shares of common stock to service providers for investor relations valued at $124,182 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.09 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $2,390,500 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At June 30, 2012, we had accrued interest in the amount of $781,703 associated with these notes payable.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc., as amended*

4.1	Form of Common Stock Purchase Warrant dated March 29/April 5, 2012 (2)

4.2	Form of Common Stock Purchase Warrant dated June 19, 2012 (3)

10.1	Form of Unit Subscription Agreement dated March 29/April 5, 2012 (2)

10.2	Form of Unit Subscription Agreement dated June 19, 2012 (3)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files (4)

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

(1)	Incorporated by reference to the filing of such exhibit with the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(2)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K dated April 6, 2012.

(3)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K dated June 27, 2012.

(4)	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: August 13, 2012	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

