Form 10-Q
period 2012-09-30
AETHLON MEDICAL INC
filed 2012-11-13
CIK 882291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 13, 2012, the registrant had outstanding 156,956,675 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(Unaudited)
ASSETS
Current assets
Cash	$271,747	$143,907
Accounts receivable	–	400,114
Deferred financing costs	2,273	120,563
Prepaid expenses and other current assets	63,514	31,452
Total current assets	337,534	696,036

Property and equipment, net	578	1,465
Patents and patents pending, net	126,235	130,817
Deposits	10,376	10,376
Total assets	$474,723	$838,694

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$616,250	$586,340
Due to related parties	720,070	730,070
Notes payable	452,114	654,796
Convertible notes payable, net of discounts	2,392,179	3,005,473
Derivative liabilities	3,194,394	3,588,615
Accrued liquidated damages	437,800	437,800
Other current liabilities	1,133,269	1,131,221
Total current liabilities	8,946,076	10,134,315

Commitments and Contingencies (Note 13)

Stockholders' Deficit
Common stock, par value $0.001 per share; 500,000,000 shares authorized as of September 30, 2012 and 250,000,000 as of March 31, 2012; 153,743,553 and 117,515,892 shares issued and outstanding as of September 30, 2012 and March 31, 2012, respectively	153,746	117,518
Additional paid-in capital	50,397,321	47,170,146
Accumulated deficit	(59,022,420)	(56,583,285)
Total stockholders’ deficit	(8,471,353)	(9,295,621)
Total liabilities and stockholders' deficit	$474,723	$838,694

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011

REVENUES

Government contract revenue	$400,114	$–	$616,861	$–

OPERATING EXPENSES

Professional fees	450,999	242,001	928,120	610,194
Payroll and related expenses	559,470	515,622	1,113,566	1,065,555
General and administrative	189,439	125,334	366,758	239,687
Total operating expenses	1,199,908	882,957	2,408,444	1,915,436
OPERATING LOSS	(799,794)	(882,957)	(1,791,583)	(1,915,436)

OTHER EXPENSE (INCOME)
Loss on debt conversion	71,080	–	96,059	–
(Gain)/loss on change in fair value of derivative liability	326,138	(1,029,675)	(361,462)	(1,521,502)
Interest and other debt expenses	224,374	600,226	913,062	2,286,140
Interest income	(62)	(31)	(107)	(882)
Other	–	–	–	360,185
Total other expense (income)	621,530	(429,480)	647,552	1,123,941
NET LOSS	$(1,421,324)	$(453,477)	$(2,439,135)	$(3,039,377)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	144,700,999	99,702,921	135,175,838	93,772,418

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended September 30, 2012 and 2011

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2012	2011
Cash flows from operating activities:

Net loss	$(2,439,135)	$(3,039,377)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	5,469	9,773
Stock based compensation	395,495	448,062
Loss on debt conversion	96,059	–
Non cash interest expense	11,846	538,736
Fair market value of common stock, warrants and options issued for services	139,182	249,878
Change in fair value of derivative liabilities	(361,462)	(1,521,502)
Loss on settlement of convertible note termination	–	360,186
Amortization of debt discount and deferred financing costs	582,497	1,522,486
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(32,062)	18,394
Accounts receivable	400,114	–
Accounts payable and other current liabilities	296,447	377,318
Due to related parties	(10,000)	–
Net cash used in operating activities	(915,550)	(1,036,046)

Cash flows from investing activities:
Purchases of property and equipment	–	(1,735)
Net cash used in investing activities	–	(1,735)

Cash flows from financing activities:
Principal repayments of notes payable	(29,610)	(5,000)
Net proceeds from the issuance of convertible notes payable	–	872,656
Proceeds from the issuance of common stock	1,073,000	–
Proceeds from collection of secured notes receivable	–	200,000
Net cash provided by financing activities	1,043,390	1,067,656

Net increase in cash	127,840	29,875

Cash at beginning of period	143,907	15,704

Cash at end of period	$271,747	$45,579

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Six Month Periods Ended September 30, 2012 and 2011

(Unaudited)

	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$2,821	$–

Income taxes	$–	$–

Supplemental disclosures of non-cash investing and financing activities:

Debt and accrued interest converted to common stock	$1,515,062	$1,472,611

Deferred financing costs recorded in connection with debt amendment	$2,500	$–

Debt discount recorded in connection with beneficial conversion feature of convertible notes and related warrants	$–	$827,130

Reclassification of note payable to convertible notes payable	$75,000	$–

Reclassification of warrant derivative liability into equity	$32,759	$247,608

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2012 was derived from our audited financial statements. Operating results for the six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2012, which includes audited financial statements and footnotes as of March 31, 2012 and for the years ended March 31, 2012 and 2011.

NOTE 2. LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately $8,609,000, recurring losses from operations and an accumulated deficit of approximately $59,022,000 at September 30, 2012, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. Our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2013 ("fiscal 2013"). Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

We are currently addressing our liquidity needs by exploring investment capital opportunities through the private placement of common stock or issuance of additional debt. We believe that our access to additional capital, together with existing cash resources and anticipated receipts under the Defense Advanced Research Projects Agency (DARPA) contract, as discussed in Note 12, will be sufficient to meet our liquidity needs for fiscal 2013. However, no assurance can be given that we will receive any funds in connection with our capital raising efforts.

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

The potentially dilutive common shares outstanding at September 30, 2012 and 2011, which include common shares underlying outstanding stock options, warrants and convertible debentures, were 132,459,618 and 110,033,840, respectively.

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

RESEARCH AND DEVELOPMENT EXPENSES

We incurred research and development expenses during the three and six month periods ended September 30, 2012 and 2011, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	September 30,	September 30,
	2012	2011

Three months ended	$360,090	$117,820
Six months ended	$649,787	$318,859

FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of certain convertible notes and related warrants at September 30, 2012 and March 31, 31, 2012 are $3,194,394 and $3,588,615, respectively, based upon a third party valuation report that we commissioned. Warrants classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We believe that no impairment occurred at or during the three and six months ended September 30, 2012 and 2011.

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, or the Securities and Exchange Commission during the six months ended September 30, 2012 or that were issued in prior periods but do not become effective until future periods that in the opinion of management had, or are expected to have a material impact on our present or future consolidated financial statements.

NOTE 4. NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2012		March 31, 2012
	Principal Balance	Accrued Interest	Principal Balance	Accrued Interest
12% Notes payable, past due	$185,000	$312,187	$185,000	$298,312
10% Note payable, past due	5,000	5,625	5,000	5,375
IP Law Firm Note, past due	–	–	29,610	986
Law Firm Note	–	–	75,000	104
Tonaquint Note	262,114	2,054	360,186	1,835
Total	$452,114	$319,866	$654,796	$306,612

During the six month period ended September 30, 2012, we recorded interest expense of $32,447 related to the contractual interest rates of our notes payable.

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On April 21, 2010, a holder of $100,000 of the 12% Notes converted his principal balance and $71,758 of accrued interest into 687,033 shares of common stock at an agreed conversion price of $0.25 per share. We incurred a loss upon this conversion of $68,703 since the closing price of our common stock was $0.35 at the date of conversion. At September 30, 2012, 12% Notes with a principal balance of $185,000 are outstanding, all of which are past due, in default, and bearing interest at the default rate of 15%. At September 30, 2012, interest payable on the 12% Notes totaled $312,187 and we are recording interest at the default rate of 15%.

10% NOTES

At September 30, 2012, one 10% Note in the amount of $5,000, which is past due and in default, remained outstanding. At September 30, 2012, interest payable on this note totaled $5,625 and we are recording interest at the default rate of 15%.

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

LAW FIRM NOTE

On March 22, 2012, we entered into a Promissory Note with our corporate law firm for the amount of $75,000, which represented the majority of the amount we owed to that firm. The Promissory Note has a maturity date of December 31, 2012 and bears interest at five percent per annum.  The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.08 per share.  This ability of the holder to convert became exercisable upon the amendment of the Articles of Incorporation increasing the authorized shares of our common stock to a number greater than 250,000,000.  As that increase in the authorized number of shares of our common stock was approved by our stockholders at a Special Stockholders Meeting on June 4, 2012, this note was reclassified to a convertible note as of June 30, 2012 (see Note 5).

TONAQUINT NOTE

On June 28, 2011, we entered into a Termination Agreement with Tonaquint, Inc. (see Note 5) under which both parties agreed that in consideration of the termination of a warrant, the waiving of all fees, penalties, the creation of the selling program and other factors, we agreed to issue an unsecured non-convertible promissory note (the "New Note") in the principal amount of $360,186, which provides for annual interest at a rate of 6%, payable monthly in either cash or our stock, at our option. The New Note originally had a maturity date of April 30, 2012.  We subsequently extended the note initially to July 31, 2012 and then subsequently to July 31, 2013 and converted $100,572 of the principal and $19,614 of the accrued interest related to the note into common stock (see Note 6). We also recorded into principal $2,500 of the lender’s legal fees related to documentation of the extension agreement. We recorded a loss on conversion of $50,262 on those partial conversions. At September 30, 2012, the balance of this note was $262,114 and accrued interest totaled $2,054.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consisted of the following at September 30, 2012:

	Principal	Unamortized Discount	Net Amount	Accrued Interest

Amended and Restated Series A 12% Convertible Notes, past due	$885,000	$–	$885,000	$309,750
2008 10% Convertible Notes, past due	25,000	–	25,000	13,542
December 2006 10% Convertible Notes, past due	17,000	–	17,000	14,521
October & November 2009 10% Convertible Notes	50,000	(2,664)	47,336	17,500
April 2010 10% Convertible Note	75,000	(7,072)	67,928	20,188
September 2010 10% Convertible Notes, past due	308,100	–	308,100	29,285
April 2011 10% Convertible Notes, past due	400,400	–	400,400	70,070
July and August 2011 10% Convertible Notes, $257,656 past due	357,655	–	357,655	44,380
September 2011 Convertible Notes, past due	208,760	–	208,760	–
Law Firm Note	75,000	–	75,000	1,979
Total – Convertible Notes	$2,401,915	$(9,736)	$2,392,179	$521,215

All but two of the Convertible Notes Payable in the above table are presently past due or will be due within one year of the September 30, 2012 balance sheet date. As a result, we expect to amortize all but $4,284 of the remaining discounts during the fiscal year ending March 31, 2013.

During the six months ended September 30, 2012, we recorded interest expense of $287,272 related to the contractual interest rates of our convertible notes and interest expense of $461,707 related to the amortization of debt discounts on the convertible notes for a total of $769,568.

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

As of December 31, 2010, the Amended and Restated Notes matured and as of September 30, 2012 remain in default. We are accruing interest at the revised default rate of 20% following the expiration date of December 31, 2010.

In June 2012, the holder of $15,000 of the Amended and Restated Notes converted his principal and related accrued interest into common stock per the conversion formula.

We have begun discussions with the noteholders regarding an extension to the notes but there can be no assurance that we will be able to do so on terms that we deem acceptable or at all.  At September 30, 2012, the balance of the Amended and Restated Notes was $885,000 and interest payable on the Amended and Restated Notes totaled $309,750.

2008 10% CONVERTIBLE NOTES

One 2008 10% Convertible Note in the amount of $25,000 which matured in January 2010 remained outstanding at September 30, 2012. This note is convertible into our common stock at $0.50 per share. At September 30, 2012, the $25,000 principal balance was in default and interest payable on the remaining note totaled $13,542 and we are recording interest at the default rate of 15%..

DECEMBER 2006 10% CONVERTIBLE NOTES

At September 30, 2012, $17,000 of the December 2006 10% Notes remained outstanding and in default. These notes are convertible into our common stock at $0.17 per share. At September 30, 2012, the $17,000 balance of the notes was in default and interest payable on those notes totaled $14,521 and we are recording interest at the default rate of 15%.

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

At June 30, 2012, there were two notes remaining, one for $25,000 which was past due and the other for $50,000, which had been extended.

In July 2012, we issued 461,409 shares of common stock to the holder of the $25,000 note in exchange for the value of the principal and related accrued interest of $8,000 under the same terms that we used to sell units consisting of one share of common stock and one-half of a stock purchase warrant on June 29, 2012 (see Note 6). As part of that structure, the noteholder also received seven year warrants to purchase 230,705 share of common stock at a price of $0.107 per share. We recorded a loss on conversion of $45,796 on the conversions.

At September 30, 2012, there was one note remaining for $50,000 and interest payable on that note was $17,500.

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

At September 30, 2012, the remaining outstanding principal balance is $75,000 and interest payable on this note totaled $20,188.

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

On June 28, 2011, we entered into a Termination Agreement with Tonaquint under which both parties agreed to terminate the warrant to prevent continuing dilution of our common stock and to eliminate confusion or disagreement as to the number of shares of common stock available for issuance under the warrant in the future. Accordingly, under the Termination Agreement we issued 3,599,913 shares of common stock upon the final exercise of the warrant, whereupon the warrant was terminated and is of no further force or effect. The Termination Agreement also provides for a "Common Stock Sale Limitation" on all of our common stock held by Tonaquint, Inc. Under the "Common Stock Sale Limitation", the daily limitation on the number of shares of common stock which Tonaquint, Inc. may sell into the market on any trading day is limited to the greater of (i) $5,000 of sales amount, or (ii) 10% of the Average Daily Volume of our common stock sold on the Over The Counter Bulletin Board, where the Average Daily Volume shall mean the average daily volume for the prior three month period as reported on each trading day on Yahoo Finance with respect to our common stock. Under the terms of the Termination Agreement, Tonaquint, Inc. has waived and released us from any obligation to pay or perform any fees, penalties, costs, or assessments that were or are due, or would have become due, under the convertible note, the warrant and the note purchase agreement. In consideration of the termination of the warrant, the waiving of all fees, penalties, the creation of the selling program and other factors, we agreed to issue an unsecured non-convertible promissory note (the "New Note") in the principal amount of $360,185, which provides for annual interest at a rate of 6%, payable monthly in either cash or our stock, at our option. The New Note originally had a maturity date of April 30, 2012 and was subsequently extended to July 31, 2013. At September 30, 2012, the balance of this note was $262,114 and interest payable totaled $2,054 (see Note 4).

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

The following conversions of the September 2010 10% Convertible Note have taken place during the fiscal year ended March 31, 2012 and the six months ended September 30, 2012:

	Six Months Ended September 30, 2012	Fiscal Year Ended March 31, 2012
Principal converted	$30,000	$405,500
Accrued interest converted	$64,164	$19,255

At September 30, 2012, the remaining principal balance of $308,100 was in default and interest payable on these notes totaled $29,285 and we are recording interest at the default rate of 15%.

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

At September 30, 2012, the outstanding principal balance was $400,400 and was in default and interest payable on these notes totaled $70,070 and we are recording interest at the default rate of 15%.

JULY & AUGUST 2011 10% CONVERTIBLE NOTES

During the three months ended September 30, 2011, we raised $357,656 in 10% convertible notes.  Those notes had a fixed conversion price of $0.09 per share and carried an interest rate of 10%.  The convertible notes matured in July and August 2012.  We also issued those investors five year warrants to purchase 3,973,957 shares of common stock at $0.125 per share.

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a $257,926 discount against the principal of the notes. We amortized this discount using the effective interest method over the term of the note.

Effective July 14, 2011 holders of three notes totaling $100,000 agreed to extend the expiration date of their notes to July 13, 2013.

At September 30, 2012, the outstanding principal balance was $357,655, of which $257,655 was in default and interest payable on these notes totaled $44,380. Following the expiration of the maturity dates on the $257,655 of notes that are now in default, we began to accrue interest at the default interest rate of 15%.

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

In March 2012, following the six month anniversary of the note funding, one of the note holders converted $15,000 of principal into common stock and in the six months ended September 30, 2012, that note holder converted an additional $30,000 of principal into common stock.

At September 30, 2012, the outstanding principal balance was $208,760 and was in default and there was no accrued interest as these notes do not bear interest.

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

During the six months ended September 30, 2012, all of the outstanding principal balances on these notes and all related accrued interest of $53,803 were converted into common stock.

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

During the six months ended September 30, 2012, all of the outstanding principal balances on these notes and all related accrued interest of $55,432 were converted into common stock.

LAW FIRM NOTE

On March 22, 2012, we entered into a Promissory Note with our corporate law firm for the amount of $75,000, which represented the majority of the amount we owed to that firm. The Promissory Note has a maturity date of December 31, 2012 and bears interest at five percent per annum.  The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.08 per share.  This ability of the holder to convert became exercisable upon the amendment of the Articles of Incorporation increasing the authorized shares of our common stock to a number greater than 250,000,000.  As that increase in the authorized number of shares of our common stock was approved by our stockholders at a Special Stockholders Meeting on June 4, 2012, this note was reclassified to a convertible note as of June 30, 2012 (see Note 4).

At September 30, 2012, the outstanding principal balance on this note was $75,000 and the interest payable on this note totaled $1,979.

NOTE 6. EQUITY TRANSACTIONS

On April 5, 2012, we completed a unit subscription agreement with one accredited investor (the “Purchaser”)  pursuant to which the Purchaser purchased $200,000 of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock, par value $0.001 per share (the “Common Stock”) at a price per share of $0.08 and (ii) a warrant to purchase such number of shares of Common Stock as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.08 (the "Warrant Shares") at an exercise price of $0.125 per Warrant Share, (each, a “Warrant” and collectively, the “Warrants”). Based on the foregoing, Units consisting of 2,500,000 shares of Common Stock and Warrants to purchase 1,250,000 shares of Common Stock were issued on April 5, 2012.

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

On June 19, 2012, we completed a unit subscription agreement with seven accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased $592,000 of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock at a price per share of $0.072 and (ii) a warrant to purchase such number of shares of Common Stock as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.072 (the "Warrant Shares") at an exercise price of $0.108 per Warrant Share.

On June 26, 2012, we completed a unit subscription agreement with one accredited investor pursuant to which the Purchaser purchased $10,000 of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock at a price per share of $0.072 and (ii) a warrant to purchase such number of shares of Common Stock as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.072 (the "Warrant Shares") at an exercise price of $0.107 per Warrant Share.

On August 29, 2012, we completed a unit subscription agreement with seven accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased an aggregate of $271,000 (the "Subscription Amount") of restricted Common Stock at a price of $0.08 per share. The Common Stock purchase price under the Subscription Agreement was determined to be 80% of the average closing price of the our Common Stock for the five-day period immediately preceding the date of the Subscription Agreement, resulting in the issuance of 3,387,500 shares of Common Stock.

Each Purchaser also received one Common Stock Purchase Warrant for each two shares of Common Stock purchased under the Subscription Agreement. The Warrant exercise price was calculated to be $0.12 per share based upon 120% of the average of the closing prices of our Common Stock for the five-day period immediately preceding the parties entering into the Subscription Agreement.

The Warrants are exercisable for a period of seven years from the date of issuance at an exercise price of $0.12, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchasers may exercise the Warrants on a cashless basis if the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event that a Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds. There are no registration rights with respect to the Warrants or the Common Stock underlying the Warrants.

During the six months ended September 30, 2012, we issued 20,308,316 shares of restricted common stock to holders of notes issued by the Company in exchange for the partial or full conversion of principal and interest of several notes payable in an aggregate amount of $1,515,163 at an average conversion price of $0.07 per share based upon the conversion formulae in the respective notes.

During the six months ended September 30, 2012, we issued 116,000 shares of restricted common stock to settle past due accrued interest that we recorded as non-cash interest expense of $11,846.

During the six months ended September 30, 2012, we issued 1,553,803 restricted shares of common stock to service providers for investor relations and business development services valued at $139,182 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.09 per share.

In July 2012, we filed a registration statement on Form S-8 for the purpose of registering 5,000,000 common shares issuable under the 2010 Stock Plan under the Securities Act of 1933.

On July 24, 2012, we expanded our Board of Directors by an additional two seats and appointed two new outside directors to fill those seats.

In July 2012, our Board of Directors approved a new Board Compensation Program (the “New Program”), which modifies and supersedes the 2005 Directors Compensation Program (the “2005 Program”) that was previously in effect. Under the New Program, in which only non-employee Directors may participate, an eligible Director will receive a grant of $15,000 worth of options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year; however for the new non-employee directors, the exercise price for this initial grant, $0.076 per share, is based on the average of the closing bid prices of the Common Stock for the five trading days preceding the date of their appointment (July 24, 2012). These options will have a term of ten years and will be fully vested upon grant. In addition, each existing eligible Director will receive the same grant of $15,000 worth of options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year; provided however that for this current grant only, all of such grants shall be made at an exercise price of $0.076 per share based on the average of the closing bid prices of the Common Stock for the five trading days preceding the date (July 24, 2012) of the appointment of two new directors to our Board of Directors.

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

The New Program eliminates the following features of the 2005 Program: (1) the annual payment of $10,000 in cash compensation and (2) the granting of options to Directors based on a percentage of our issued and outstanding common stock.

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

We have entered into registration payment arrangements in connection with certain financing arrangements, pursuant to which we raised an approximate aggregate amount of $2,020,000, that require us to register the shares of common stock underlying the convertible debt and warrants issued in these financing transactions. Under these agreements we are liable for liquidated damages to the investors if we fail to file and/or maintain effective registration statements covering the specified underlying shares of common stock as noted below:

·	With respect to a $1,000,000 financing agreement – damages accrue at a rate of 1% - 1.5% per month until such time as the underlying shares of common stock would have been eligible for sale under Rule 144.
·	With respect to financing agreements totaling $715,000 – damages accrue at a rate of 2% per month, subject to an aggregate maximum liquidated damages amount of $150,000.
·	With respect to equity investments totaling $305,000 – damages accrue at a rate of 2% per month until the expiration dates of warrants issued in connection with this financing, which range from December 31,2010 through February 8, 2011 and are payable in common stock.

Since we have either failed to file, or failed to maintain the registration obligations under these agreements, as of September 30, 2012 and March 31, 2012, we have accrued estimated aggregate liquidated damages of $437,800 in connection with the liquidated damage provisions of these agreements, which we believe represents our maximum exposure under these provisions.  Accordingly, we do not expect to accrue any further liquidated damages in connection with these agreements.  The actual amount of liquidated damages paid, if any, may differ from our estimates as it is our intention to negotiate with the investors the settlement of liquidated damages due and, as such, the ultimate amounts we may actually pay may be less than the amount currently accrued.

NOTE 8. OTHER CURRENT LIABILITIES

At September 30, 2012 and March 31, 2012, our other current liabilities were comprised of the following items:

	September 30,	March 31,
	2012	2012
Accrued interest	$840,866	$725,616
Accrued legal fees	179,465	179,465
Deferred rent	6,175	5,607
Other	106,763	220,533
Total other current liabilities	$1,133,269	$1,131,221

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $2,291,916 (as identified in Notes 4 and 5 above) have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At September 30, 2012, we had accrued interest in the amount of $787,267 associated with these defaulted notes in accrued liabilities payable (see Notes 4 and 5).

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

Our fair value measurements at the September 30, 2012 reporting date are classified based on the valuation technique level noted in the table below (there were no transfers in or out of level 3 for all periods presented):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Derivative Liabilities	$3,194,394	$–	$–	$3,194,394
Total Assets	$3,194,394	$–	$–	$3,194,394

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Six Months Ended September 30, 2012
Risk free interest rate	0.09% - 0.60%
Average expected life	0.02 – 4.2 years
Expected volatility	76.0% - 102.0%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the six months ended September 30, 2012:

			Change in	Reclassification
			estimated fair	of Derivative
		Recorded	value recognized	Liability to
	April 1,	New Derivative	in results	Paid in	September 30,
	2012	Liabilities	of operations	capital	2012

Derivative liabilities	$3,588,615	$–	($361,462)	($32,759)	$3,194,394

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the six months ended September 30, 2011:

			Change in	Reclassification
			estimated fair	of Derivative
		Recorded	value recognized	Liability to
	April 1,	New Derivative	in results	Paid in	September 30,
	2011	Liabilities	of operations	capital	2011

Derivative liabilities	2,002,896	$1,107,940	($1,521,502)	(247,608)	$1,341,726

The fair value of derivative liabilities that we recorded in the six months ended September 30, 2011 was related to our April 2011 convertible note, July & August 2011 10% convertible notes and the September 2011 convertible note offerings (see Note 5) and was based upon an independent valuation report.

NOTE 10. STOCK COMPENSATION

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and six months ended September 30, 2012 and 2011:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Total share-based compensation expense	$226,196	$224,031	$395,495	$448,062

Total share-based compensation expense included in net loss	$226,196	$224,031	$395,495	$448,062

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The following table breaks out the components of our share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and six months ended September 30, 2012 and 2011.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Vesting of stock options	128,572	127,364	181,047	254,728
Incremental fair value of option modifications	957	–	21,114	–
Vesting expense associated with CEO restricted stock grant	96,667	96,667	193,334	193,334
Direct stock grants	–	–	–	–
Total share-based compensation expense	$226,196	$224,031	$395,495	$448,062

Total share-based compensation expense included in net loss	$226,196	$224,031	$395,495	$448,062

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

All of the stock-based compensation expense recorded during the six months ended September 30, 2012 and 2011, which totaled $395,495 and $448,062, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the three months ended September 30, 2012 and 2011 had no impact on basic and diluted loss per common share. Stock-based compensation expense recorded during the six months ended September 30, 2012 had no impact on basic and diluted loss per common share and the stock-based compensation expense recorded during the six months ended September 30, 2011 increased basic and diluted loss per common share by $0.01.

In July 2012, our Board of Directors approved a new Board Compensation Program (the “New Program”), which modifies and supersedes the 2005 Directors Compensation Program (the “2005 Program”) that was previously in effect. Under the New Program, in which only non-employee Directors may participate, an eligible Director will receive a grant of $15,000 worth of options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year; however for the new non-employee directors, the exercise price for this initial grant, $0.076 per share, is based on the average of the closing bid prices of the Common Stock for the five trading days preceding the date of their appointment (July 24, 2012). These options will have a term of ten years and will be fully vested upon grant. In addition, each existing eligible Director will receive the same grant of $15,000 worth of options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year; provided however that for this current grant only, all of such grants shall be made at an exercise price of $0.076 per share based on the average of the closing bid prices of the Common Stock for the five trading days preceding the date (July 24, 2012) of the appointment of two new directors to our Board of Directors.

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

In the six months ended September 30, 2012, our Board of Directors granted, to our four outside directors, ten year options to acquire an aggregate of 1,667,105 shares of our common stock, all with an exercise price of $0.076 per share

In March 2012, our Chief Executive Officer and our Chief Financial Officer agreed to suspend the exercise of up to 12,588,243 of their stock options, which allowed us to utilize the shares underlying those stock options in capital raising activities while we presented our stockholders with a proposal to increase the number of authorized shares from 250,000,000 to 500,000,000. That proposal was approved by our stockholders at our Special Stockholders’ Meeting on June 4, 2012. Following that approval we extended their stock options by the 70 days, which equaled the number of days that they had unreserved their shares. We valued the change in fair value of their vested stock options due to this extension, and based on the change in fair value, recorded an increase to our stock based compensation expense in the quarter ended June 30, 2012 of $19,838. For their unvested options, we recorded an increase to fair value of $5,100, which will be expensed over the remaining vesting period of those options.

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to stock option grants utilizing the Binomial Lattice option pricing models at, and during the six months ended September 30, 2012:

Risk free interest rate	1.44%
Average expected life	7 years
Expected volatility	117.5%
Expected dividends	None

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the six months ended September 30, 2012 was insignificant.

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

Options outstanding that have vested and are expected to vest as of September 30, 2012 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term in Years

Vested	18,333,294	$0.30	3.93
Expected to vest	2,762,504	$0.19	8.61
Total	21,095,798

A summary of stock option activity during the six months ended September 30, 2012 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2012	19,428,693	$0.21 - $0.41	$0.31
Exercised	–	$--
Issued	1,667,105	$0.076	$0.076
Cancelled/Expired	–	--
Stock options outstanding at September 30, 2012	21,095,798	$0.076 - $0.41	$0.28
Stock options exercisable at September 30, 2012	18,333,294	$0.076 - $0.41	$0.30

At September 30, 2012, there was approximately $574,852 of unrecognized compensation cost related to share-based payments, including our Chief Executive Officer’s restricted stock grant, which is expected to be recognized over a weighted average period of 0.82 years.

On September 30, 2012, our stock options had a negative intrinsic value since the closing price on that date of $0.10 per share was below the weighted average exercise price of our stock options

NOTE 11.  WARRANTS

A summary of warrant activity during the three months ended September 30, 2012 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2012	59,807,849	$0.10 - $0.25	$0.14
Exercised	–	--
Issued	8,972,936	$0.107-$0.125	$0.11
Cancelled/Expired	–	$--
Warrants outstanding at September 30, 2012	68,780,784	$0.10 - $0.25	$0.14
Warrants exercisable at September 30, 2012	68,780,784	$0.10 - $0.25	$0.14

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models at, and during the six months ended September 30, 2012:

Risk free interest rate	0.086% - 1.56%
Average expected life	5 - 7 years
Expected volatility	91.5 – 94.3%
Expected dividends	None

NOTE 12. DARPA CONTRACT AND RELATED REVENUE RECOGNITION

As discussed in Note 1, we entered into a government contract with DARPA on September 30, 2011 and commenced work on such contract in October 2011.  Originally, only the base year (year one contract) was effective for the parties, however, effective August 16, 2012, DARPA exercised the option on the second year of the contract.  Years three through five are subject to DARPA exercising their option to enter into contracts for those years.  The year one contract contains eight milestones of which five were achieved during the fiscal year ended March 31, 2012. In June 2012, we invoiced the US Government for the sixth milestone under our DARPA contract in the amount of $216,747 and received that payment. In the September 2012 quarter, we invoiced the US government for the seventh and eighth milestones. The details of the three milestones achieved during the six month period ended September 30, 2012 were as follows:

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

Milestone 2.2.1.4 - Obtain all necessary IRB documentation and obtain both institutional and Government approval in accordance with IRB documentation submission guidance prior to conducting human or animal testing. The milestone payment was $183,367. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  We obtained all of the required documentation from both institutional and Government authorities. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone M2 – Target capture > 50% in 24 hours for at least one target in blood or blood components. The milestone payment was $216,747. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  We demonstrated that we were able to capture > 50% in 24 hours of one of the agreed targets in blood or blood components. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

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

On July 5, 2012, Gemini Master Fund, Ltd., a Cayman Islands company ("Gemini"), filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, entitled Gemini Master Fund Ltd. v. Aethlon Medical, Inc., Index No. 652358/2012 (the "Complaint").  In the Complaint, Gemini is seeking relief both in the form of money damages and delivery of shares of the Company's common stock. The Complaint alleges, among other things, that the Company is in default of a certain promissory note originally issued to Gemini on February 12, 2010 by failing to pay the note in full and by failing to honor certain requests by Gemini to convert principal and interest under the note into shares of the Company's common stock.   Complaint also includes allegations that the Company has failed to issue shares upon the presentation of an exercise notice under a warrant originally issued to Gemini on November 22, 2010. The Company believes, among other things, that Gemini’s claims are barred because it received and accepted a payment the Company made in full settlement of Gemini’s claims against the Company and Gemini was informed that acceptance of the payment would settle and discharge the disputed claim. The Company does not believe that additional shares are due to Gemini under either the note or the warrant due to, among other things, a share issuance limitation agreed to by both Gemini and the Company. The lawsuit also alleges that the Company should have issued shares pursuant to the exercise of two warrants. The Company intends to vigorously defend the lawsuit. There can be no assurances, however, that the litigation will be decided in the Company's favor as to all, or any part, of Gemini's Complaint. An adverse decision in the litigation could have an adverse effect on the Company's operations and could be dilutive to the Company's shareholders.

LEASES

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

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2012 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In October 2012, we completed a unit subscription agreement with four accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased an aggregate of $135,000 (the "Subscription Amount") of restricted Common Stock at an average price of $0.074 per share. The Common Stock purchase price under the Subscription Agreement was determined to be 80% of the average closing price of our Common Stock for the five-day period immediately preceding the date of the Subscription Agreement, resulting in the issuance of 1,823,412 shares of Common Stock.

Each Purchaser also received one Common Stock Purchase Warrant for each two shares of Common Stock purchased under the Subscription Agreement. The Warrant exercise price was calculated based upon 120% of the average of the closing prices of our Common Stock for the five-day period immediately preceding the parties entering into the Subscription Agreement.

In October 2012, we issued 483,638 shares of common stock to the holder of a note payable in exchange for the value of the principal and related accrued interest of $30,000 for a conversion price of $0.062 per share.

In October 2012, we issued 466,690 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.10 per share in payment for scientific consulting services valued at $46,669 based on the value of the services provided.

In October 2012, we invoiced the US Government for the first milestone in the second year under our DARPA contract in the amount of $208,781.

In November 2012, we issued 439,382 shares of common stock to the holder of a note payable in exchange for the value of the principal and related accrued interest of $30,000 for a conversion price of $0.07 per share

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

THE COMPANY

We are a medical device company focused on creating innovative devices that address unmet medical needs in cancer, infectious disease and other life-threatening conditions. At the core of our developments is the Aethlon ADAPT™ (Adaptive Dialysis-Like Affinity Platform Technology) system, a medical device platform that converges single or multiple affinity drug agents with advanced plasma membrane technology to create therapeutic filtration devices that selectively remove harmful particles from the entire circulatory system without loss of essential blood components. Approval to embark on human trials is still needed to reach commercial viability of the Hemopurifier® and approval by the U.S. Food and Drug Administration ("FDA"). Successful outcomes of human trials will be required by the regulatory agencies of certain foreign countries where we intend to sell this device. We have submitted an Investigational Device Exemption ("IDE") to the FDA. Some of our patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier(R) treatment technology. . On September 30, 2011, we entered into a contract with the United States of America, issued by SPAWAR Systems Center Pacific, pursuant to a contract award from the Defense Advanced Research Projects Agency (“DARPA”). Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Revenues

We recorded government contract revenue of $400,114 in the three months ended September 30, 2012.  This revenue arose from work performed under our government contract.  On September 30, 2011, we entered into a contract with the United States of America, issued by SPAWAR Systems Center Pacific, pursuant to a contract award from the Defense Advanced Research Projects Agency (“DARPA”). Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers.  The award from DARPA is a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years, including payments of up to $1,975,047 in the first year. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract.  Under the terms of the contract, we will perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.  Assuming all such work is performed according to the contract terms, we will receive up to $1,975,047 of contract payments during the first twelve months of the contract with the aggregate payment amounts in years two through five varying between approximately $775,000 and $1.6 million. Originally, only the base year (year one contract) was effective for the parties, however, effective August 16, 2012, DARPA exercised the option on the second year of the contract.  DARPA has the option to enter into the contract for years three through five.  The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract.  There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term.  We commenced work under the contract in October 2011.

As of September 30, 2012, we have invoiced for and received eight milestone payments under the DARPA contract totaling $1,975,047.

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2012 were $1,199,908 in comparison with $882,957 for the comparable quarter a year ago.  This increase of $316,951, or 35.9%, was due to increases in professional fees of $208,998, in general and administrative expenses of $64,105 and in payroll and related expenses of $43,848.

The $208,998 increase in our professional fees was primarily due to DARPA contract related professional fees of $164,485. Other significant factors in the increase were $38,514 of legal fees related to the Gemini litigation and $15,617 of legal fees related to work on resolving our DTC chill and $15,000 of business development expense, all with no comparable expense in the prior period.

The $64,105 increase in general and administrative expenses was primarily due to $81,393 in DARPA-related general and administrative expenses.

The $43,848 increase in payroll and related expenses was primarily due to increased payroll of $51,250 due to hiring three additional scientists for work under our DARPA contract, which was partially offset by a reduction in stock-based compensation of $12,420.

Other Expense (Income)

Other expense (income) consist primarily of the change in the fair value of our derivative liability, other expense and interest expense. Other expense (income) for the three months ended September 30, 2012 were other expense of $621,530 in comparison with other income of $429,480 for the comparable quarter a year ago.

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the three months ended September 30, 2012, the change in the estimated fair value of derivative liability was a charge of $326,138 and for the three months ended September 30, 2011, the change in estimated fair value was a gain of $1,029,675.

Interest Expense

Interest expense was $224,374 for the three months ended September 30, 2012 compared to $600,226 in the corresponding prior period, a decrease of $375,852. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	9/30/12	9/30/11	Change
Interest Expense	$126,100	$121,703	$4,397
Amortization of Deferred Financing Costs	22,739	78,101	(55,362)
Amortization of Note Discounts	75,535	400,422	(324,887)
Total Interest Expense	$224,374	$600,226	$(375,852)

As noted in the above table, the two most significant factors in the $375,852 decrease in interest expense were (a) the $324,887 reduction in the amortization of debt discounts that was largely the result of the completion of the discount amortization on the majority of our convertible notes prior and (b) a $55,362 reduction in the amortization of deferred offering costs that also was largely the result of the completion of the amortization on those costs.

Other

The three months ended September 30, 2012 contained a $71,080 loss on debt conversion that related to the conversion to equity of $53,516 in principal and accrued interest related to a note payable.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $1,421,000 and $453,000 for the quarters ended September 30, 2012 and 2011, respectively.

Basic and diluted loss per common share were ($0.01) for the three month period ended September 30, 2012 compared to ($0.00) for the period ended September 30, 2011.

SIX MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2011

Revenues

We recorded government contract revenue of $616,861 in the six months ended September 30, 2012.  This revenue arose from work performed under our government contract.  On September 30, 2011, we entered into a contract with the United States of America, issued by SPAWAR Systems Center Pacific, pursuant to a contract award from the Defense Advanced Research Projects Agency (“DARPA”). Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers.  The award from DARPA is a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years, including payments of up to $1,975,047 in the first year. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract.  Under the terms of the contract, we will perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.  Assuming all such work is performed according to the contract terms, we will receive up to $1,975,047 of contract payments during the first twelve months of the contract with the aggregate payment amounts in years two through five varying between approximately $775,000 and $1.6 million. Originally, only the base year (year one contract) was effective for the parties, however, effective August 16, 2012, DARPA exercised the option on the second year of the contract.  DARPA has the option to enter into the contract for years three through five.  The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract.  There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term.  We commenced work under the contract in October 2011.

As of September 30, 2012, we have invoiced for and received eight milestone payments under the DARPA contract totaling $1,975,047.

Operating Expenses

Consolidated operating expenses for the six months ended September 30, 2012 were $2,408,444 in comparison with $1,915,436 for the comparable period a year ago.  This increase of $493,008, or 25.7%, was due to increases in professional fees of $317,926, in general and administrative expenses of $127,071 and in payroll and related expenses of $48,011.

The $317,926 increase in our professional fees was primarily due to DARPA contract related professional fees of $256,895. Other significant factors in the increase were $135,721 of legal fees related to the Gemini litigation and $17,753 of legal fees related to work on resolving our DTC chill both with no comparable expense in the prior period.

The $127,071 increase in general and administrative expenses was primarily due to $143,698 in DARPA-related general and administrative expenses.

The $48,011 increase in payroll and related expenses was primarily due to increased payroll of $102,537 due to hiring three additional scientists for work under our DARPA contract, which was partially offset by a reduction in stock-based compensation of $52,567.

Other Expense (Income)

Other expense (income) consist primarily of the change in the fair value of our derivative liability, other expense and interest expense. Other expense (income) for the six months ended September 30, 2012 were other expense of $647,552 in comparison with other expense of $1,123,941 for the comparable period a year ago.

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the six months ended September 30, 2012, the change in the estimated fair value of derivative liability was a gain of $361,462 and for the six months ended September 30, 2011, the change in estimated fair value was a gain of $1,521,502.

Interest Expense

Interest expense was $913,062 for the six months ended September 30, 2012 compared to $2,286,140 in the corresponding prior period, a decrease of $1,373,078. The various components of our interest expense are shown in the following table:

	6 Months Ended	6 Months Ended
	9/30/12	9/30/11	Change
Interest Expense	$318,719	$224,917	$93,802
Amortization of Deferred Financing Costs	120,790	186,699	(65,909)
Non-Cash Interest Expense	11,846	538,736	(526,890)
Amortization of Note Discounts	461,707	1,335,788	(874,081)
Total Interest Expense	$913,062	$2,286,140	$(1,373,078)

As noted in the above table, the two most significant factors in the $1,373,078 decrease in interest expense were (a) the $874,081 reduction in the amortization of debt discounts that was largely the result of the completion of the discount amortization on the majority of our convertible notes prior and (b) a $526,890 reduction in our non-cash interest expense that primarily related to a $538,736 adjustment to derivative liabilities that related to the fair value of the April 2011 convertible notes in the September 2011 period with no comparable expense in the September 2012 period.

Other

The six months ended September 30, 2011 also contained a $360,186 charge relating to the extinguishment of a convertible note and warrant and to the formation of a new note in that amount of $360,185 as a result of that extinguishment. The six months ended September 30, 2012 contained a $96,059 loss on debt conversion that related to the conversion to equity of $113,701 in principal and accrued interest related to a note payable.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $2,439,000 and $3,039,000 for the six month periods ended September 30, 2012 and 2011, respectively.

Basic and diluted loss per common share were ($0.02) for the six month period ended September 30, 2012 compared to ($0.03) for the period ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, we had a cash balance of $271,747 and a working capital deficit of $8,608,542. This compares to a cash balance of $143,907 and a working capital deficit of $9,438,279 at March 31, 2012. Between October 1, 2012 and November 13, 2012, we have raised $135,000 from private equity transactions. Our cash at September 30, 2012 plus additional funds raised to date subsequent to September 30, 2012 are not sufficient to meet our funding requirements during the next twelve months. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern. In addition, our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2013.

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

Should the U.S. Government elect not to exercise the options for years three through five of our DARPA contract, the effects may be material to us. The loss of revenues from the DARPA contract would have a material impact on our revenues, operating cash flows and liquidity.

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

One area of expense that increased over the six months ended September 30, 2012 was in legal fees related to litigation (see note 13 to our financial statements). We incurred $135,721 related to that litigation over the six month period. We have been informed by our insurance carrier that they will cover our legal fees related to that litigation once we have met our $150,000 deductible amount. We met that deductible threshold in October and as a result of the insurance coverage, we expect the operation expenses related to that litigation to decrease in future periods.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the six months ended
	September 30, 2012	September 30, 2011
Cash (used in) provided by:
Operating activities	$(915)	$(1,036)
Investing activities	–	(2)
Financing activities	1,043	1,068
Net increase in cash	$128	$30

NET CASH FROM OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $915,000 in the six months ended September 30, 2012 compared to net cash used in operating activities of approximately $1,036,000 in the six months ended September 30, 2011, a decrease of $120,000.  The $120,000 decrease was primarily due to receipts under our DARPA contract in the September 2012 period, which were offset for the most part by expenses under that contract.

NET CASH FROM INVESTING ACTIVITIES. During the six months ended September 30, 2012, we did not have any investing activities.  During the six months ended September 30, 2011, we used approximately $2,000 in cash for purchases of equipment.

NET CASH FROM FINANCING ACTIVITIES. Net cash generated from financing activities decreased from $1,068,000 in the six months ended September 30, 2011 to approximately $1,043,000 in the six months ended September 30, 2012. Included in net cash provided by financing activities in the 2012 period was $1,073,000 in proceeds from the issuance of common stock which was partially offset by approximately $30,000 in repayments of notes payable and related accrued interest in cash.  In the 2011 period, we received $873,000 in proceeds from the issuance of convertible notes payable and $200,000 from the collection of notes receivable associated with certain convertible note transactions.

An increase in working capital during the six months ended September 30, 2012 in the amount of approximately $825,000 changed our negative working capital position to approximately ($8,608,000) at September 30, 2012 from a negative working capital of approximately ($9,438,000) at March 31, 2012.  The most significant factors in the increase in working capital noted above were a decrease in current liabilities of approximately $1,188,000 and an increase in cash of approximately $128,000, which were partially offset by the collection of accounts receivable of $400,114.

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

On July 5, 2012, Gemini Master Fund, Ltd., a Cayman Islands company ("Gemini"), filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, , entitled Gemini Master Fund Ltd. v. Aethlon Medical, Inc., Index No. 652358/2012 (the "Complaint").  In the Complaint, Gemini is seeking relief both in the form of money damages and delivery of shares of the Company's common stock. The Complaint alleges, among other things, that the Company is in default of a certain promissory note originally issued to Gemini on February 12, 2010 by failing to pay the note in full and by failing to honor certain requests by Gemini to convert principal and interest under the note into shares of the Company's common stock.   Complaint also includes allegations that the Company has failed to issue shares upon the presentation of an exercise notice under a warrant originally issued to Gemini on November 22, 2010. The Company believes, among other things, that Gemini’s claims are barred because it received and accepted a payment the Company made in full settlement of Gemini’s claims against the Company and Gemini was informed that acceptance of the payment would settle and discharge the disputed claim. The Company does not believe that additional shares are due to Gemini under either the note or the warrant due to, among other things, a share issuance limitation agreed to by both Gemini and the Company. The lawsuit also alleges that the Company should have issued shares pursuant to the exercise of two warrants. The Company intends to vigorously defend the lawsuit. There can be no assurances, however, that the litigation will be decided in the Company's favor as to all, or any part, of Gemini's Complaint. An adverse decision in the litigation could have an adverse effect on the Company's operations and could be dilutive to the Company's shareholders.

ITEM 1A. RISK FACTORS.

As a Smaller Reporting Company as defined by rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2012, we issued the following securities which were not registered under the Securities Act of 1933, as amended, and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

In July 2012, our Board of Directors approved a new Board Compensation Program (the “New Program”), which modifies and supersedes the 2005 Directors Compensation Program (the “2005 Program”) that was previously in effect. Under the New Program, in which only non-employee Directors may participate, an eligible Director will receive a grant of $15,000 worth of options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year; however for the new non-employee directors, the exercise price for this initial grant, $0.076 per share, is based on the average of the closing bid prices of the Common Stock for the five trading days preceding the date of their appointment (July 24, 2012). These options will have a term of ten years and will be fully vested upon grant. In addition, each existing eligible Director will receive the same grant of $15,000 worth of options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year; provided however that for this current grant only, all of such grants shall be made at an exercise price of $0.076 per share based on the average of the closing bid prices of the Common Stock for the five trading days preceding the date (July 24, 2012) of the appointment of two new directors to our Board of Directors.

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

The New Program eliminates the following features of the 2005 Program: (1) the annual payment of $10,000 in cash compensation and (2) the granting of options to Directors based on a percentage of our issued and outstanding common stock.

Under the New Program, on July 24, 2012, we issued options to acquire up to an aggregate of 1,667,104 shares of restricted common stock at an exercise price of $0.076 per share to our four non-employee Directors.

During the three months ended September 30, 2012, we issued 10,221,763 shares of restricted common stock to holders of notes issued by the Company in exchange for the partial or full conversion of principal and interest of several convertible notes payable in an aggregate amount of $752,597 at an average conversion price of $0.07 per share based upon the conversion formulae in the respective notes.

During the three months ended September 30, 2012, we issued 3,387,500 shares of restricted common stock and 1,693,750 warrants to purchase restricted common stock to seven accredited investors in exchange for aggregate cash investments of $271,000 at an average purchase price of $0.08 per share.

During the three months ended September 30, 2012, we issued 140,909 shares of restricted common stock, valued at $0.11 per share, to a consultant in exchange for $15,000 of corporate communications-related services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $2,291,916 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At September 30, 2012, we had accrued interest in the amount of $787,267 associated with these notes and accrued liabilities payable.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

(a) In October 2012, we completed a unit subscription agreement with four accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased an aggregate of $135,000 (the "Subscription Amount") of restricted Common Stock at an average price of $0.074 per share. The Common Stock purchase price under the Subscription Agreement was determined to be 80% of the average closing price of our Common Stock for the five-day period immediately preceding the date of the Subscription Agreement, resulting in the issuance of 1,823,412 shares of Common Stock.

Each Purchaser also received one Common Stock Purchase Warrant for each two shares of Common Stock purchased under the Subscription Agreement. The Warrant exercise price was calculated based upon 120% of the average of the closing prices of our Common Stock for the five-day period immediately preceding the parties entering into the Subscription Agreement.

In October 2012, we issued 483,638 shares of common stock to the holder of a note payable in exchange for the value of the principal and related accrued interest of $30,000 for a conversion price of $0.062 per share.

In October 2012, we issued 466,690 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.10 per share in payment for scientific consulting services valued at $46,669 based on the value of the services provided.

ITEM 6.  EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc. (2)

4.1	Form of Common Stock Purchase Warrant dated August 29, 2012 (3)

10.1	Form of Subscription Agreement dated August 29, 2012 (3)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files

* Filed herewith.

(1)	Incorporated by reference to the filing of such exhibit with the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(2)	Incorporated by reference to the filing of such exhibit with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.

(3) Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K filed on September 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: November 13, 2012	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

