Form 10-Q
period 2012-12-31
AETHLON MEDICAL INC
filed 2013-02-12
CIK 882291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 11, 2012, the registrant had outstanding 168,083,769 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(Unaudited)
ASSETS
Current assets
Cash	$107,970	$143,907
Accounts receivable	–	400,114
Deferred financing costs	1,593	120,563
Prepaid expenses and other current assets	62,820	31,452
Total current assets	172,383	696,036

Property and equipment, net	361	1,465
Patents and patents pending, net	123,944	130,817
Deposits	10,376	10,376
Total assets	$307,064	$838,694

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$653,782	$586,340
Due to related parties	734,070	730,070
Notes payable	370,025	654,796
Convertible notes payable, net of discounts	2,394,874	3,005,473
Derivative liabilities	1,810,138	3,588,615
Accrued liquidated damages	437,800	437,800
Other current liabilities	1,227,354	1,131,221
Total current liabilities	7,628,043	10,134,315

Commitments and Contingencies (Note 13)

Stockholders' Deficit
Common stock, par value $0.001 per share; 500,000,000 shares authorized as of December 31, 2012 and 250,000,000 as of March 31, 2012; 163,548,935 and 117,515,892 shares issued and outstanding as of December 31, 2012 and March 31, 2012, respectively	163,551	117,518
Additional paid-in capital	51,223,946	47,170,146
Accumulated deficit	(58,708,476)	(56,583,285)
Total stockholders’ deficit	(7,320,979)	(9,295,621)
Total liabilities and stockholders' deficit	$307,064	$838,694

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended December 31, 2012 and 2011

(Unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011

REVENUES

Government contract revenue	$208,781	$958,075	$825,642	$958,075

OPERATING EXPENSES

Professional fees	441,965	427,419	1,370,085	1,037,613
Payroll and related expenses	507,377	487,959	1,620,943	1,553,514
General and administrative	196,278	384,025	563,036	623,712
Total operating expenses	1,145,620	1,299,403	3,554,064	3,214,839
OPERATING LOSS	(936,839)	(341,328)	(2,728,422)	(2,256,764)

OTHER EXPENSE (INCOME)
Loss on debt conversion	26,716	–	122,775	–
Gain on change in fair value of derivative liability	(1,384,256)	(74,940)	(1,745,718)	(1,596,442)
Interest and other debt expenses	106,795	308,386	1,019,857	2,594,526
Interest income	(38)	(56)	(145)	(938)
Other	–	–	–	360,185
Total other expense (income)	(1,250,783)	233,390	(603,231)	1,357,331
NET INCOME (LOSS)	$313,944	$(574,718)	$(2,125,191)	$(3,614,095)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.01)	$(0.01)	$(0.04)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	158,759,162	107,061,316	142,812,062	98,202,051

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended December 31, 2012 and 2011

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2012	2011
Cash flows from operating activities:

Net income (loss)	$(2,125,191)	$(3,614,095)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	7,977	13,858
Stock based compensation	570,540	609,503
Loss on debt conversion	122,775	–
Non cash interest expense	11,846	538,736
Fair market value of common stock, warrants and options issued for services	185,851	328,327
Change in fair value of derivative liabilities	(1,745,718)	(1,596,442)
Loss on settlement of convertible note termination	–	360,186
Amortization of debt discount and deferred financing costs	585,871	1,703,219
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(31,368)	10,557
Accounts receivable	400,114	(183,367)
Accounts payable and other current liabilities	435,976	728,432
Due to related parties	4,000	–
Net cash used in operating activities	(1,577,327)	(1,101,086)

Cash flows from investing activities:
Purchases of property and equipment	–	(1,735)
Net cash used in investing activities	–	(1,735)

Cash flows from financing activities:
Principal repayments of notes payable	(29,610)	(15,000)
Net proceeds from the issuance of convertible notes payable	–	1,256,921
Proceeds from the issuance of common stock	1,571,000	–
Proceeds from collection of secured notes receivable	–	200,000
Net cash provided by financing activities	1,541,390	1,441,921

Net (decrease) increase in cash	(35,937)	339,100

Cash at beginning of period	143,907	15,704

Cash at end of period	$107,970	$354,804

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Nine Month Periods Ended December 31, 2012 and 2011

(Unaudited)

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$2,821	$3,636

Supplemental disclosures of non-cash investing and financing activities:

Debt and accrued interest converted to common stock	$1,605,062	$1,812,386

Deferred financing costs recorded in connection with debt amendment	$2,500	$–

Debt discount recorded in connection with beneficial conversion feature of convertible notes and related warrants	$–	$1,037,901

Reclassification of note payable to convertible notes payable	$75,000	$–

Reclassification of warrant derivative liability into equity	$32,759	$263,689

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2012

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2012 was derived from our audited financial statements. Operating results for the nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2012, which includes audited financial statements and footnotes as of March 31, 2012 and for the years ended March 31, 2012 and 2011.

NOTE 2. LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately $7,456,000, recurring losses from operations and an accumulated deficit of approximately $58,708,000 at December 31, 2012, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. Our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2013 ("fiscal 2013"). Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

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

INCOME (LOSS) PER COMMON SHARE

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued, and if the additional common shares were dilutive. As we had net losses for all three of the four periods presented, basic and diluted loss per common share are the same since additional potential common shares have been excluded as their effect would be antidilutive.

In the three month period ended December 31, 2012, we recorded net income primarily due to a significant gain from the change in the fair value of our derivative liabilities. Since that gain from the change in the fair value of our derivative liabilities is not expected to be ongoing, we have presented the basic and diluted income per common share for that period in the condensed consolidated statement of operations as noted above since the basic and diluted income per share are the same as shown below:

The basic and diluted income per share for the three month period ended December 31, 2012 is as follows:

Net income	$313,944

Basic income per share	$0.00

Diluted income per share	$0.00

Weighted average number of common shares outstanding	158,759,162

Diluted average number of common shares outstanding	294,265,098

The potentially dilutive common shares outstanding at December 31, 2012 and 2011, which include common shares underlying outstanding stock options, warrants and convertible debentures, were 135,505,936 and 114,215,775, respectively.

REVENUE RECOGNITION

With respect to revenue recognition, we entered into a government contract with DARPA and revenue reported for all periods presented relates to such contract. We adopted the Milestone method of revenue recognition for the DARPA contract under ASC 605-28 “Revenue Recognition – Milestone Method” and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method.

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

PATENTS

We capitalize the cost of patents, some of which were acquired, and amortize such costs over the estimated useful life, upon issuance or acquisition of the patent, not to exceed the remaining legal life.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred research and development expenses during the three and nine month periods ended December 31, 2012 and 2011, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	December 31,	December 31,
	2012	2011

Three months ended	$371,212	$536,079
Nine months ended	$1,034,294	$864,443

FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of certain convertible notes and related warrants at December 31, 2012 and March 31, 2012 are $1,810,138 and $3,588,615, respectively, based upon a third party valuation report that we commissioned. Warrants classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We believe that no impairment occurred at or during the three and nine months ended December 31, 2012 and 2011.

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

On April 1, 2009, we adopted new guidance, as codified in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (previously EITF 07-5), that requires us to apply a two-step model in determining whether a financial instrument or an embedded feature is indexed to our own stock and thus enables it to qualify for equity classification. We have identified several convertible debt or warrant agreements in which the embedded conversion feature or exercise price contains certain provisions that may result in an adjustment of the conversion or exercise price, which results in the failure of the these instruments to be considered to be indexed to our stock. Accordingly, under this guidance, we are required to record the estimated fair value of these instruments as derivative liabilities (see Note 9).

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, or the Securities and Exchange Commission during the nine months ended December 31, 2012 or that were issued in prior periods but do not become effective until future periods that in the opinion of management had, or are expected to have a material impact on our present or future consolidated financial statements.

NOTE 4. NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2012		March 31, 2012
	Principal Balance	Accrued Interest	Principal Balance	Accrued Interest
12% Notes payable, past due	$185,000	$319,125	$185,000	$298,312
10% Note payable, past due	5,000	5,750	5,000	5,375
IP Law Firm Note, past due	–	–	29,610	986
Law Firm Note	–	–	75,000	104
Tonaquint Note	180,025	2,083	360,186	1,835
Total	$370,025	$326,958	$654,796	$306,612

During the nine month period ended December 31, 2012, we recorded interest expense of $47,447 related to the contractual interest terms of our notes payable.

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On April 21, 2010, a holder of $100,000 of the 12% Notes converted his principal balance and $71,758 of accrued interest into 687,033 shares of common stock at an agreed conversion price of $0.25 per share. We incurred a loss upon this conversion of $68,703 since the closing price of our common stock was $0.35 at the date of conversion. At December 31, 2012, 12% Notes with a principal balance of $185,000 are outstanding, all of which are past due, in default, and bearing interest at the default rate of 15%. At December 31, 2012, interest payable on the 12% Notes totaled $319,125 and we are recording interest at the default rate of 15%.

10% NOTES

At December 31, 2012, one 10% Note in the amount of $5,000, which is past due and in default, remained outstanding. At December 31, 2012, interest payable on this note totaled $5,750 and we are recording interest at the default rate of 15%.

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

TONAQUINT NOTE

On June 28, 2011, we entered into a Termination Agreement with Tonaquint, Inc. (see Note 5) under which both parties agreed that in consideration of the termination of a warrant, the waiving of all fees, penalties, the creation of the selling program and other factors, we agreed to issue an unsecured non-convertible promissory note (the "New Note") in the principal amount of $360,186, which provides for annual interest at a rate of 6%, payable monthly in either cash or our stock, at our option. The New Note originally had a maturity date of April 30, 2012.  We subsequently extended the note initially to July 31, 2012 and then to July 31, 2013 and subsequently to August 31, 2013 (see Note 14) and converted $182,662 of the principal and $7,910 of the accrued interest related to the note into common stock (see Note 6). We also recorded into principal $2,500 of the lender’s legal fees related to documentation of the extension agreement. We recorded a loss on conversion of $50,262 on those partial conversions. At December 31, 2012, the balance of this note was $180,025 and accrued interest totaled $2,083.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consisted of the following at December 31, 2012:

	Principal	Unamortized Discount	Net Amount	Accrued Interest

Amended and Restated Series A 12% Convertible Notes, past due	$885,000	$–	$885,000	$354,000
2008 10% Convertible Notes, past due	25,000	–	25,000	14,479
December 2006 10% Convertible Notes, past due	17,000	–	17,000	15,250
October & November 2009 10% Convertible Notes	50,000	(1,540)	48,460	18,750
April 2010 10% Convertible Note	75,000	(5,501)	69,499	22,063
September 2010 10% Convertible Notes, past due	308,100	–	308,100	40,839
April 2011 10% Convertible Notes, past due	400,400	–	400,400	85,085
July and August 2011 10% Convertible Notes, $257,656 past due	357,655	–	357,655	55,557
September 2011 Convertible Notes, past due	208,760	–	208,760	–
Law Firm Note	75,000	–	75,000	2,917
Total – Convertible Notes	$2,401,915	$(7,041)	$2,394,874	$608,940

All but two of the Convertible Notes Payable in the above table are presently past due or will be due within one year of the December 31, 2012 balance sheet date. As a result, we expect to amortize all but $2,820 of the remaining discounts during the fiscal year ending March 31, 2013.

During the nine months ended December 31, 2012, we recorded interest expense of $370,581 related to the contractual interest rates of our convertible notes and interest expense of $464,401 related to the amortization of debt discounts on the convertible notes for a total of $835,252.

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

As of December 31, 2010, the Amended and Restated Notes matured and as of December 31, 2012 remain in default. We are accruing interest at the revised default rate of 20% following the expiration date of December 31, 2010.

In June 2012, the holder of $15,000 of the Amended and Restated Notes converted his principal and related accrued interest into common stock per the conversion formula.

We have begun discussions with the noteholders regarding an extension to the notes but there can be no assurance that we will be able to do so on terms that we deem acceptable or at all.  At December 31, 2012, the balance of the Amended and Restated Notes was $885,000 and interest payable on the Amended and Restated Notes totaled $354,000.

2008 10% CONVERTIBLE NOTES

One 2008 10% Convertible Note in the amount of $25,000 which matured in January 2010 remained outstanding at September 30, 2012. This note is convertible into our common stock at $0.50 per share. At December 31, 2012, the $25,000 principal balance was in default and interest payable on the remaining note totaled $14,479 and we are recording interest at the default rate of 15%.

DECEMBER 2006 10% CONVERTIBLE NOTES

At December 31, 2012, $17,000 of the December 2006 10% Notes remained outstanding and in default. These notes are convertible into our common stock at $0.17 per share. At December 31, 2012, the $17,000 balance of the notes was in default and interest payable on those notes totaled $15,250 and we are recording interest at the default rate of 15%.

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

At December 31, 2012, there was one note remaining for $50,000 and interest payable on that note was $18,750.

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

At December 31, 2012, the remaining outstanding principal balance is $75,000 and interest payable on this note totaled $22,063.

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

Over the term of the Tonaquint Convertible Note, all of the principal and accrued interest was converted to common stock per the terms of the Convertible Note. On June 28, 2011, we entered into a Termination Agreement with Tonaquint under which both parties agreed to terminate the warrant to prevent continuing dilution of our common stock and to eliminate confusion or disagreement as to the number of shares of common stock available for issuance under the warrant in the future. Accordingly, under the Termination Agreement we issued 3,599,913 shares of common stock upon the final exercise of the warrant, whereupon the warrant was terminated and is of no further force or effect. The Termination Agreement also provides for a "Common Stock Sale Limitation" on all of our common stock held by Tonaquint, Inc. Under the "Common Stock Sale Limitation", the daily limitation on the number of shares of common stock which Tonaquint, Inc. may sell into the market on any trading day is limited to the greater of (i) $5,000 of sales amount, or (ii) 10% of the Average Daily Volume of our common stock sold on the Over The Counter Bulletin Board, where the Average Daily Volume shall mean the average daily volume for the prior three month period as reported on each trading day on Yahoo Finance with respect to our common stock. Under the terms of the Termination Agreement, Tonaquint, Inc. has waived and released us from any obligation to pay or perform any fees, penalties, costs, or assessments that were or are due, or would have become due, under the convertible note, the warrant and the note purchase agreement. In consideration of the termination of the warrant, the waiving of all fees, penalties, the creation of the selling program and other factors, we agreed to issue an unsecured non-convertible promissory note (the "New Note") in the principal amount of $360,185, which provides for annual interest at a rate of 6%, payable monthly in either cash or our stock, at our option. The New Note originally had a maturity date of April 30, 2012 and was subsequently extended to August 31, 2013. At December 31, 2012, the balance of this note was $180,025 and interest payable totaled $2,083 (see Note 4 and Note 14).

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

The following conversions of the September 2010 10% Convertible Note have taken place during the fiscal year ended March 31, 2012 and the nine months ended December 31, 2012:

	Nine Months Ended December 31, 2012	Fiscal Year Ended March 31, 2012
Principal converted	$30,000	$405,500
Accrued interest converted	$64,164	$19,255

At December 31, 2012, the remaining principal balance of $308,100 was in default and interest payable on these notes totaled $40,839 and we are recording interest at the default rate of 15%.

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

At December 31, 2012, the outstanding principal balance was $400,400 and was in default and interest payable on these notes totaled $85,085 and we are recording interest at the default rate of 15%.

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

At December 31, 2012, the outstanding principal balance was $357,655, of which $257,655 was in default and interest payable on these notes totaled $55,557. Following the expiration of the maturity dates on the $257,655 of notes that are now in default, we began to accrue interest at the default interest rate of 15%.

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

In March 2012, following the six month anniversary of the note funding, one of the note holders converted $15,000 of principal into common stock and in the nine months ended December 31, 2012, that note holder converted an additional $30,000 of principal into common stock.

At December 31, 2012, the outstanding principal balance was $208,760 and was in default and there was no accrued interest as these notes do not bear interest.

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

During the nine months ended December 31, 2012, all of the outstanding principal balances on these notes and all related accrued interest of $53,803 were converted into common stock.

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

During the nine months ended December 31, 2012, all of the outstanding principal balances on these notes and all related accrued interest of $55,432 were converted into common stock.

LAW FIRM NOTE

On March 22, 2012, we entered into a Promissory Note with our corporate law firm for the amount of $75,000, which represented the majority of the amount we owed to that firm. The Promissory Note has a maturity date of December 31, 2012 and bears interest at five percent per annum.  The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.08 per share.  This ability of the holder to convert became exercisable upon the amendment of the Articles of Incorporation increasing the authorized shares of our common stock to a number greater than 250,000,000.  As that increase in the authorized number of shares of our common stock was approved by our stockholders at a Special Stockholders Meeting on June 4, 2012, this note was reclassified to a convertible note as of June 30, 2012 (see Note 4). The parties have agreed to extend the Maturity Date of the Note to February 28, 2013 (see Note 14).

At December 31, 2012, the outstanding principal balance on this note was $75,000 and the interest payable on this note totaled $2,917.

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

During the nine months ended December 31, 2012, we issued 21,884,428 shares of restricted common stock to holders of notes issued by the Company in exchange for the partial or full conversion of principal and interest of several notes payable in an aggregate amount of $1,617,052 at an average conversion price of $0.07 per share based upon the conversion formulae in the respective notes.

During the nine months ended December 31, 2012, we issued 116,000 shares of restricted common stock to settle past due accrued interest that we recorded as non-cash interest expense of $11,846.

During the nine months ended December 31, 2012, we issued 1,553,803 restricted shares of common stock to service providers for investor relations and business development services valued at $139,182 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.09 per share.

During the nine months ended December 31, 2012, we issued 466,690 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.10 per share in payment for scientific consulting services valued at $46,669 based on the value of the services provided .

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

In October 2012, we completed a unit subscription agreement with four accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased an aggregate of $135,000 (the "Subscription Amount") of restricted Common Stock at an average price of $0.07 per share. The Common Stock purchase price under the Subscription Agreement was determined to be 80% of the average closing price of our Common Stock for the five-day period immediately preceding the date of the Subscription Agreement, resulting in the issuance of 1,823,412 shares of Common Stock.

Each Purchaser also received one Common Stock Purchase Warrant for each two shares of Common Stock purchased under the Subscription Agreement. The Warrant exercise price was calculated based upon 120% of the average of the closing prices of our Common Stock for the five-day period immediately preceding the parties entering into the Subscription Agreement.

In November 2012, we completed a unit subscription agreement with four accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased an aggregate of $213,000 (the "Subscription Amount") of restricted Common Stock at an average price of $0.06 per share. The Common Stock purchase price under the Subscription Agreement was determined to be 80% of the average closing price of our Common Stock for the five-day period immediately preceding the date of the Subscription Agreement, resulting in the issuance of 3,435,484 shares of Common Stock.

Each Purchaser also received one Common Stock Purchase Warrant for each two shares of Common Stock purchased under the Subscription Agreement. The Warrant exercise price was calculated based upon 120% of the average of the closing prices of our Common Stock for the five-day period immediately preceding the parties entering into the Subscription Agreement.

In December 2012, we completed a unit subscription agreement with four accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased an aggregate of $150,000 (the "Subscription Amount") of restricted Common Stock at an average price of $0.06 per share. The Common Stock purchase price under the Subscription Agreement was determined to be 80% of the average closing price of our Common Stock for the five-day period immediately preceding the date of the Subscription Agreement, resulting in the issuance of 2,619,684 shares of Common Stock.

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

Since we have either failed to file, or failed to maintain the registration obligations under these agreements, as of December 31, 2012 and March 31, 2012, we have accrued estimated aggregate liquidated damages of $437,800 in connection with the liquidated damage provisions of these agreements, which we believe represents our maximum exposure under these provisions.  Accordingly, we do not expect to accrue any further liquidated damages in connection with these agreements.  The actual amount of liquidated damages paid, if any, may differ from our estimates as it is our intention to negotiate with the investors the settlement of liquidated damages due and, as such, the ultimate amounts we may actually pay may be less than the amount currently accrued.

NOTE 8. OTHER CURRENT LIABILITIES

At December 31, 2012 and March 31, 2012, our other current liabilities were comprised of the following items:

	December 31,	March 31,
	2012	2012
Accrued interest	$941,794	$725,616
Accrued legal fees	179,465	179,465
Deferred rent	5,445	5,607
Other	100,650	220,533
Total other current liabilities	$1,227,354	$1,131,221

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $2,291,916 (as identified in Notes 4 and 5 above) have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At December 31, 2012, we had accrued interest in the amount of $875,488 associated with these defaulted notes in accrued liabilities payable (see Notes 4 and 5).

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

Our fair value measurements at the December 31, 2012 reporting date are classified based on the valuation technique level noted in the table below (there were no transfers in or out of level 3 for all periods presented):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Derivative Liabilities	$1,810,138	$–	$–	$1,810,138

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Nine Months Ended December 31, 2012
Risk free interest rate	0.05% - 0.60%
Average expected life	0.02 – 4.2 years
Expected volatility	76.0% - 107.1%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the nine months ended December 31, 2012:

	April 1,	Recorded New Derivative	Change in estimated fair value recognized in results	Reclassification of Derivative Liability to Paid in	December 31,
	2012	Liabilities	of operations	capital	2012

Derivative liabilities	$3,588,615	$–	($1,745,718)	($32,759)	$1,810,138

The fair value of derivative liabilities that we recorded in the nine months ended December 31, 2012 was related to our April 2011 convertible note, July & August 2011 10% convertible notes and the September 2011 convertible note offerings (see Note 5) and was based upon an independent valuation report.

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the nine months ended December 31, 2011:

			Change in	Reclassification
			estimated fair	of Derivative
		Recorded	value recognized	Liability to
	April 1,	New Derivative	in results	Paid in	December 31,
	2011	Liabilities	of operations	capital	2011

Derivative liabilities	2,002,896	$1,107,940	($1,596,442)	($263,689)	$1,250,705

The fair value of derivative liabilities that we recorded in the nine months ended December 31, 2011 was related to our April 2011 convertible note, July & August 2011 10% convertible notes and the September 2011 convertible note offerings (see Note 5) and was based upon an independent valuation report.

NOTE 10. STOCK COMPENSATION

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 30, 2012	December 30, 2011	December 31, 2012	December 31, 2011

Total share-based compensation expense	$175,045	$161,440	$570,540	$609,503

Total share-based compensation expense included in net loss	$175,045	$161,440	$570,540	$609,503

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The following table breaks out the components of our share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and nine months ended December 31, 2012 and 2011.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Vesting of stock options	$77,421	$64,773	$258,468	$319,503
Incremental fair value of option modifications	957	–	22,071	–
Vesting expense associated with CEO restricted stock grant	96,667	96,667	290,001	290,000
Direct stock grants	–	–	–	–
Total share-based compensation expense	$175,045	$161,440	$570,540	$609,503

Total share-based compensation expense included in net loss	$175,045	$161,440	$570,540	$609,503

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

All of the stock-based compensation expense recorded during the nine months ended December 31, 2012 and 2011, which totaled $570,540 and $609,503, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the three months ended December 31, 2012 and 2011 had no impact on basic and diluted loss per common share. Stock-based compensation expense recorded during the nine months ended December 31, 2012 had no impact on basic and diluted loss per common share and the stock-based compensation expense recorded during the nine months ended December 31, 2011 increased basic and diluted loss per common share by $0.01.

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

In the nine months ended December 31, 2012, our Board of Directors granted, to our four outside directors, ten year options to acquire an aggregate of 1,667,105 shares of our common stock, all with an exercise price of $0.076 per share.

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

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to stock option grants utilizing the Binomial Lattice option pricing models at, and during the nine months ended December 31, 2012:

Risk free interest rate	1.44%
Average expected life	10 years
Expected volatility	117.5%
Expected dividends	None

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

Options outstanding that have vested and are expected to vest as of December 31, 2012 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term in Years

Vested	19,079,126	$0.29	3.87
Expected to vest	2,016,672	$0.17	7.72
Total	21,095,798	$0.28	4.24

A summary of stock option activity during the nine months ended December 31, 2012 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2012	19,428,693	$0.21 - $0.41	$0.31
Exercised	–	$ --
Issued	1,667,105	$0.076	$0.076
Cancelled/Expired	–	$ --
Stock options outstanding at December 31, 2012	21,095,798	$0.076 - $0.41	$0.28
Stock options exercisable at December 31, 2012	19,079,126	$0.076 - $0.41	$0.29

At December 31, 2012, there was approximately $399,488 of unrecognized compensation cost related to share-based payments, including our Chief Executive Officer’s restricted stock grant, which is expected to be recognized over a weighted average period of 0.57 years.

On December 31, 2012, our stock options had a negative intrinsic value since the closing price on that date of $0.10 per share was below the weighted average exercise price of our stock options

NOTE 11.  WARRANTS

A summary of warrant activity during the nine months ended December 31, 2012 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2012	59,807,849	$0.07 - $0.25	$0.14
Exercised	–	$ --
Issued	12,912,227	$0.09 - $0.11	$0.09
Cancelled/Expired	(871,000)	$ 0.25	$0.25
Warrants outstanding at December 31, 2012	71,849,076	$0.07 - $0.25	$0.13
Warrants exercisable at December 31, 2012	71,849,076	$0.07 - $0.25	$0.13

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models at, and during the nine months ended December 31, 2012:

Risk free interest rate	0.086% - 1.56%
Average expected life	5 - 7 years
Expected volatility	91.5 – 94.3%
Expected dividends	None

NOTE 12. DARPA CONTRACT AND RELATED REVENUE RECOGNITION

As discussed in Note 1, we entered into a government contract with DARPA on September 30, 2011 and commenced work on such contract in October 2011. Originally, only the base year (year one contract) was effective for the parties, however, effective August 16, 2012, DARPA exercised the option on the second year of the contract.  Years three through five are subject to DARPA exercising their option to enter into contracts for those years. The year one contract contains eight milestones of which five were achieved during the fiscal year ended March 31, 2012. In June 2012, we invoiced the US Government for the sixth milestone under our DARPA contract in the amount of $216,747 and received that payment. In the September 2012 quarter, we invoiced the US government for the seventh and eighth milestones. In the December 2012 quarter, we invoiced the US government for the first milestone under the second year of the contract. The details of the four milestones achieved during the nine month period ended December 31, 2012 were as follows:

Milestone 2.2.2.3 – Perform preliminary quantitative real time PCR to measure viral load, and specific DNA or RNA targets. The milestone payment was $216,747. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We demonstrated that we were able to measure viral load of one or more targets as part of our submission for approval.  The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone 2.2.1.4 – Obtain all necessary IRB documentation and obtain both institutional and Government approval in accordance with IRB documentation submission guidance prior to conducting human or animal testing. The milestone payment was $183,367. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  We obtained all of the required documentation from both institutional and Government authorities. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

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

Milestone 2.3.3.1 – Build the ADAPT capture cartridges with the identified affinity agents. Measure the rate of capture of the specific targets from in ex vivo recirculation experiments from cell culture and blood. The milestone payment was $208,781. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  We demonstrated that we were able build the ADAPT capture cartridges with the identified affinity agents and to measure the rate of capture of the specific targets from in ex vivo recirculation experiments from cell culture and blood. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

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

On July 5, 2012, Gemini Master Fund, Ltd., a Cayman Islands company ("Gemini"), filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, entitled Gemini Master Fund Ltd. v. Aethlon Medical, Inc., Index No. 652358/2012 (the "Complaint").  In the Complaint, Gemini is seeking relief both in the form of money damages and delivery of shares of the Company's common stock. The Complaint alleges, among other things, that the Company is in default of a certain promissory note originally issued to Gemini on February 12, 2010 by failing to pay the note in full and by failing to honor certain requests by Gemini to convert principal and interest under the note into shares of the Company's common stock.   Complaint also includes allegations that the Company has failed to issue shares upon the presentation of an exercise notice under a warrant originally issued to Gemini on November 22, 2010. The lawsuit also alleges that the Company should have issued shares pursuant to the exercise of two other warrants. The Company believes that it has defenses to the claims asserted and it intends to vigorously defend the lawsuit. There can be no assurances, however, that the litigation will be decided in the Company's favor as to all, or any part, of Gemini's Complaint. An adverse decision in the litigation could have an adverse effect on the Company's operations and could be dilutive to the Company's shareholders.

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

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to December 31, 2012 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

On January 4, 2013, the Depository Trust Company (DTC) informed our counsel that DTC determined to lift the deposit transaction restriction (DTC Chill) imposed on our common stock and will resume accepting deposits of our common stock for depository and book-entry transfer services.

In January 2013, we issued 150,542 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.08 per share in payment for scientific and legal consulting services valued at $11,667 based on the value of the services provided.

In January 2013, we issued 246,429 shares of restricted common stock to the owner of a patent as a patent license payment valued at $17,250 per the terms of the patent license.

In January 2013, we issued 379,005 restricted shares of common stock to a consultant for investor relations services valued at $31,667, or an average of $0.84 cents per share, based upon the fair value of the shares issued.

In January 2013, we extended the expiration date of the Tonaquint Note by one month to August 31, 2013 (see Note 4).

In February 2013, we issued 101,250 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.08 per share in payment for internal controls consulting services valued at $8,100 based on the value of the services provided.

In February 2013, we issued 454,483 shares of restricted common stock to the holder of a note issued by the Company in exchange for the partial conversion of principal and interest in an aggregate amount of $30,000 at an average conversion price of $0.07 per share.

In February 2013, we invoiced the US Government for the second milestone in the second year under our DARPA contract in the amount of $195,581.

In February 2013, we extended the expiration date of the Law Firm Note by two months to February 28, 2013 (see Note 5).

In February 2013, we completed unit subscription agreements with six accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased an aggregate of $205,000 (the "Subscription Amount") of restricted Common Stock at an average price of $0.064 per share. The Common Stock purchase price under the Subscription Agreement was determined to be 80% of the average closing price of our Common Stock for the five-day period immediately preceding the date of the Subscription Agreement, resulting in the issuance of 3,203,125 shares of Common Stock.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2011

Revenues

We recorded government contract revenue of $208,781 in the three months ended December 31, 2012.  This revenue arose from work performed under our government contract.  On September 30, 2011, we entered into a contract with the United States of America, issued by SPAWAR Systems Center Pacific, pursuant to a contract award from the Defense Advanced Research Projects Agency (“DARPA”). Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers.  The award from DARPA is a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years. Originally, only the base year (year one contract) was effective for the parties, however, effective August 16, 2012, DARPA exercised the option on the second year of the contract.  DARPA has the option to enter into the contract for years three through five.  The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract.  There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term.  We commenced work under the contract in October 2011.

As of December 31, 2012, we have invoiced for and received nine milestone payments under the DARPA contract totaling $2,183,831.

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2012 were $1,145,620 in comparison with $1,299,403 for the comparable quarter a year ago.  This decrease of $153,783, or 11.8%, was due to a decrease in our general and administrative expenses of $187,747, which was partially offset by increases in our payroll and related expenses of $19,418 and in our professional fees of $14,546.

The $187,747 decrease in general and administrative expenses was primarily due to a $210,844 reduction in DARPA-related general and administrative expenses.

The $19,418 increase in payroll and related expenses was primarily due to increased payroll of $5,813 due to hiring additional scientists for work under our DARPA contract and to an increase of $13,605 in stock-based compensation.

The $14,546 increase in our professional fees was primarily due to an increase in DARPA contract related professional fees of $167,764, which was partially offset by a reduction in our non-DARPA-related professional fees of $153,219.

Other (Income) Expense

Other (income) expense consists primarily of the change in the fair value of our derivative liability, other expense and interest expense. Other (income) expense for the three months ended December 31, 2012 was other income of $1,250,783 in comparison with other expense of $233,390 for the comparable quarter a year ago.

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the three months ended December 31, 2012, the change in the estimated fair value of derivative liability was a gain of $1,384,256 and for the three months ended December 31, 2011, the change in estimated fair value was a gain of $74,940.

Interest Expense

Interest expense was $106,795 for the three months ended December 31, 2012 compared to $308,386 in the corresponding prior period, a decrease of $201,591. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	12/31/12	12/31/11	Change
Interest Expense	$103,421	$127,654	$(24,233)
Amortization of Deferred Financing Costs	680	57,179	(56,499)
Amortization of Note Discounts	2,694	123,553	(120,859)
Total Interest Expense	$106,795	$308,386	$(201,591)

As noted in the above table, the two most significant factors in the $201,591 decrease in interest expense were (a) the $120,859 reduction in the amortization of debt discounts that was largely the result of the completion of the discount amortization on the majority of our convertible notes prior and (b) a $56,499 reduction in the amortization of deferred offering costs that also was largely the result of the completion of the amortization on those costs.

Other

The three months ended December 31, 2012 contained a $26,716 loss on debt conversion that related to the conversion to equity of $90,000 in principal and accrued interest related to a note payable.

Net Loss

As a result of the increased expenses noted above, we recorded consolidated net income (loss) of approximately $314,000 and $(575,000) for the three month periods ended December 31, 2012 and 2011, respectively.

Basic and diluted income per common share were $0.00 for the three month period ended December 31, 2012, respectively, compared to basic and diluted loss per common share of ($0.01) for the period ended December 31, 2011.

NINE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2011

Revenues

We recorded government contract revenue of $825,642 in the nine months ended December 31, 2012.  This revenue arose from work performed under our government contract.  On September 30, 2011, we entered into a contract with the United States of America, issued by SPAWAR Systems Center Pacific, pursuant to a contract award from the Defense Advanced Research Projects Agency (“DARPA”). Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers.  The award from DARPA is a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years. Originally, only the base year (year one contract) was effective for the parties, however, effective August 16, 2012, DARPA exercised the option on the second year of the contract.  DARPA has the option to enter into the contract for years three through five. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract.  There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term.  We commenced work under the contract in October 2011.

As of December 31, 2012, we have invoiced for and received nine milestone payments under the DARPA contract totaling $2,183,831.

Operating Expenses

Consolidated operating expenses for the nine months ended December 31, 2012 were $3,554,064 in comparison with $3,214,839 for the comparable period a year ago.  This increase of $339,225, or 10.6%, was due to increases in professional fees of $332,472 and in payroll and related expenses of $67,429, which were partially offset by a decrease in our general and administrative expenses of $60,676.

The $332,472 increase in our professional fees was primarily due to an increase in DARPA contract related professional fees of $422,660, which was partially offset by a reduction in our non-DARPA-related professional fees of $90,188.

The $67,429 increase in payroll and related expenses was primarily due to increased payroll of $106,395 due to hiring three additional scientists for work under our DARPA contract which was partially offset by a decrease of $38,963 in stock-based compensation.

The $60,676 decrease in general and administrative expenses was primarily due to a $64,390 reduction in DARPA-related general and administrative expenses.

Other (Income) Expense

Other (income) expense consists primarily of the change in the fair value of our derivative liability, other expense and interest expense. Other (income) expense for the nine months ended December 31, 2012 was other income of $(603,231) in comparison with other expense of $1,357,331 for the comparable period a year ago.

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the nine months ended December 31, 2012, the change in the estimated fair value of derivative liability was a gain of $1,745,718 and for the nine months ended December 31, 2011, the change in estimated fair value was a gain of $1,596,442.

Interest Expense

Interest expense was $1,019,857 for the nine months ended December 31, 2012 compared to $2,594,526 in the corresponding prior period, a decrease of $1,574,669. The various components of our interest expense are shown in the following table:

	9 Months Ended	9 Months Ended
	12/31/12	12/31/11	Change
Interest Expense	$422,140	$352,571	$69,569
Amortization of Deferred Financing Costs	121,470	243,878	(122,408)
Non-Cash Interest Expense	11,846	538,736	(526,890)
Amortization of Note Discounts	464,401	1,459,341	(994,940)
Total Interest Expense	$1,019,857	$2,594,526	$(1,574,669)

As noted in the above table, the three most significant factors in the $1,574,669 decrease in interest expense were (a) the $994,940 reduction in the amortization of debt discounts that was largely the result of the completion of the discount amortization on the majority of our convertible notes prior, (b) a $526,890 reduction in our non-cash interest expense that primarily related to a $538,736 adjustment to derivative liabilities that related to the fair value of the April 2011 convertible notes in the September 2011 period with no comparable expense in the December 2012 period and (c) a $122,408 reduction in the amortization of deferred offering costs that also was largely the result of the completion of the amortization on those costs.

Other

The nine months ended December 31, 2011 also contained a $360,186 charge relating to the extinguishment of a convertible note and warrant and to the formation of a new note in that amount of $360,185 as a result of that extinguishment. The nine months ended December 31, 2012 contained a $122,775 loss on debt conversion that related to the conversion to equity of $210,328 in principal and accrued interest related to a note payable.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $2,125,000 and $3,614,000 for the nine month periods ended December 31, 2012 and 2011, respectively.

Basic and diluted loss per common share were ($0.01) for the nine month period ended December 31, 2012 compared to ($0.04) for the period ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, we had a cash balance of $107,970 and a working capital deficit of $7,455,660. This compares to a cash balance of $143,907 and a working capital deficit of $9,438,279 at March 31, 2012. Between January 1, 2013 and February 11, 2013, we have raised $205,000 from the private sale of our equity to investors. Our cash at December 31, 2012 plus additional funds raised to date subsequent to December 31, 2012 are not sufficient to meet our funding requirements during the next twelve months. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern. In addition, our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2013.

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

One area of expense that increased over the nine months ended December 31, 2012 was in legal fees related to litigation (see note 13 to our financial statements). We incurred approximately $150,000 related to that litigation over the nine month period. We have been informed by our insurance carrier that they will cover our legal fees related to that litigation now that we have met our $150,000 deductible amount. We met that deductible threshold in October and as a result of the insurance coverage, we expect the legal fees related to that litigation to decrease in future periods.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the nine months ended
	December 31, 2012	December 31, 2011
Cash (used in) provided by:
Operating activities	$(1,577)	$(1,101)
Investing activities	–	(2)
Financing activities	1,541	1,442
Net (decrease) increase in cash	$(36)	$339

NET CASH FROM OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $1,577,000 in the nine months ended December 31, 2012 compared to net cash used in operating activities of approximately $1,101,000 in the nine months ended December 31, 2011, a decrease of $476,000.  The $476,000 decrease was primarily due the following elements:

Change in Primary Components of Cash Flows from Operating Activities Between the Nine Months Ended December 31, 2012 and 2011 (In Thousands)
Reduction in Net Loss	$1,489
Change in Estimated Fair Value of Derivative Liabilities	(150)
Change in Amortization of Debt Discount and Deferred Financing Costs	(1,117)
Change in Other Non-Cash Charges	(951)
Changes in Operating Assets and Liabilities	253
$(476)

NET CASH FROM INVESTING ACTIVITIES. During the nine months ended December 31, 2012, we did not have any investing activities.  During the nine months ended December 31, 2011, we used approximately $2,000 in cash for purchases of equipment.

NET CASH FROM FINANCING ACTIVITIES. Net cash generated from financing activities increased from $1,442,000 in the nine months ended December 31, 2011 to approximately $1,541,000 in the nine months ended December 31, 2012. Included in net cash provided by financing activities in the 2012 period was $1,571,000 in proceeds from the issuance of common stock which was partially offset by approximately $30,000 in repayments of notes payable and related accrued interest in cash. In the 2011 period, we received $1,257,000 in proceeds from the issuance of convertible notes payable and $200,000 from the collection of notes receivable associated with certain convertible note transactions.

An increase in working capital during the nine months ended December 31, 2012 in the amount of approximately $1,982,000 changed our negative working capital position to approximately ($7,456,000) at December 31, 2012 from a negative working capital of approximately ($9,438,000) at March 31, 2012.  The most significant factors in the increase in working capital noted above were a decrease in our derivative liability of $1,778,000 and a decrease in our net convertible notes payable of $611,000, which were partially offset by the collection of accounts receivable of $400,114.

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

On July 5, 2012, Gemini Master Fund, Ltd., a Cayman Islands company ("Gemini"), filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, entitled Gemini Master Fund Ltd. v. Aethlon Medical, Inc., Index No. 652358/2012 (the "Complaint"). In the Complaint, Gemini is seeking relief both in the form of money damages and delivery of shares of the Company's common stock. The Complaint alleges, among other things, that the Company is in default of a certain promissory note originally issued to Gemini on February 12, 2010 by failing to pay the note in full and by failing to honor certain requests by Gemini to convert principal and interest under the note into shares of the Company's common stock. The Complaint also includes allegations that the Company has failed to issue shares upon the presentation of an exercise notice under a warrant originally issued to Gemini on November 22, 2010. The lawsuit also alleges that the Company should have issued shares pursuant to the exercise of two other warrants. The Company believes it has defenses to the claims asserted and it intends to vigorously defend the lawsuit. There can be no assurances, however, that the litigation will be decided in the Company's favor as to all, or any part, of Gemini's Complaint. An adverse decision in the litigation could have an adverse effect on the Company's operations and could be dilutive to the Company's shareholders.

ITEM 1A. RISK FACTORS.

As a Smaller Reporting Company as defined by rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2012, we issued the following securities which were not registered under the Securities Act of 1933, as amended, and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act.

In October 2012, we completed a unit subscription agreement with four accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased an aggregate of $135,000 (the "Subscription Amount") of restricted Common Stock at an average price of $0.07 per share. The Common Stock purchase price under the Subscription Agreement was determined to be 80% of the average closing price of our Common Stock for the five-day period immediately preceding the date of the Subscription Agreement, resulting in the issuance of 1,823,412 shares of Common Stock.

Each Purchaser also received one Common Stock Purchase Warrant for each two shares of Common Stock purchased under the Subscription Agreement. The Warrant exercise price was calculated based upon 120% of the average of the closing prices of our Common Stock for the five-day period immediately preceding the parties entering into the Subscription Agreement.

In November 2012, we completed a unit subscription agreement with four accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased an aggregate of $213,000 (the "Subscription Amount") of restricted Common Stock at an average price of $0.06 per share. The Common Stock purchase price under the Subscription Agreement was determined to be 80% of the average closing price of our Common Stock for the five-day period immediately preceding the date of the Subscription Agreement, resulting in the issuance of 3,435,484 shares of Common Stock.

Each Purchaser also received one Common Stock Purchase Warrant for each two shares of Common Stock purchased under the Subscription Agreement. The Warrant exercise price was calculated based upon 120% of the average of the closing prices of our Common Stock for the five-day period immediately preceding the parties entering into the Subscription Agreement.

In December 2012, we completed a unit subscription agreement with four accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased an aggregate of $150,000 (the "Subscription Amount") of restricted Common Stock at an average price of $0.06 per share. The Common Stock purchase price under the Subscription Agreement was determined to be 80% of the average closing price of our Common Stock for the five-day period immediately preceding the date of the Subscription Agreement, resulting in the issuance of 2,619,684 shares of Common Stock.

Each Purchaser also received one Common Stock Purchase Warrant for each two shares of Common Stock purchased under the Subscription Agreement. The Warrant exercise price was calculated based upon 120% of the average of the closing prices of our Common Stock for the five-day period immediately preceding the parties entering into the Subscription Agreement.

During the three months ended December 31, 2012, we issued 1,460,112 shares of restricted common stock to holders of notes issued by the Company in exchange for the partial or full conversion of principal and interest of a note payable in an aggregate amount of $90,000 at an average conversion price of $0.06 per share based upon the conversion formulae in the note.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of December 31, 2012, various promissory and convertible notes payable in the aggregate principal amount of $2,291,916 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At December 31, 2012, we had accrued interest in the amount of $875,488 associated with these notes and accrued liabilities payable.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

(a)

We have no disclosure applicable to this item.

ITEM 6.  EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc. (2)

4.1	Form of Common Stock Purchase Warrant (for October through December 2012 issuances)*

10.1	Form of Subscription Agreement (for October through December 2012 issuances)*

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files

* Filed herewith.

(1)	Incorporated by reference to the filing of such exhibit with the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(2)	Incorporated by reference to the filing of such exhibit with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: February 12, 2013	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

