Form 10-K
period 2013-03-31
AETHLON MEDICAL INC
filed 2013-07-15
CIK 882291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]  No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2012 was approximately $17.2 million, computed by reference to the closing sale price of the common stock of $0.10 per share on the OTC Bulletin Board on September 30, 2012. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Common Stock of the registrant outstanding as of July 11, 2013 was 182,552,460.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

The Aethlon Medical mission is to create innovative medical devices that address unmet medical needs in cancer, infectious disease, and other life-threatening conditions. Our Aethlon ADAPT™ (Adaptive Dialysis-Like Affinity Platform Technology) system is a revenue-stage technology platform that provides the basis for a new class of devices that provide rapid, yet selective removal of disease promoting particles from the entire circulatory system.  At present, the Aethlon ADAPT product pipeline includes the Aethlon Hemopurifier® to address infectious disease and cancer, and a medical device being developed under a 5-year contract from the Defense Advanced Research Projects Agency (DARPA) to reduce the incidence of sepsis in combat-injured soldiers.

The Aethlon Hemopurifier®

On June 25, 2013, we disclosed that the United States Food and Drug Administration (FDA) approved an Investigational Device Exemption (IDE) that allows us to initiate human feasibility studies of the Aethlon Hemopurifier® in the United States. Our Hemopurifier® is a first-in-class medical device that targets the rapid elimination of life-threatening infectious disease and cancer glycopathogens from circulation. Under the feasibility study protocol, we will enroll ten end-stage renal disease (ESRD) patients who are infected with the Hepatitis C virus (HCV) to demonstrate the safety of Hemopurifier therapy. Successful completion of this study will allow us the opportunity to initiate pivotal studies that are required for market clearance to treat HCV and other disease conditions in the United States.

Specific to the treatment of HCV, we believe that our Hemopurifier is uniquely positioned as an adjuvant that can be incorporated with either interferon-based standard of care (SOC) or emerging all-antiviral drug regimens without adding drug toxicity.  In addition to augmenting the early viral kinetic response to SOC, our Hemopurifier provides a candidate solution for viral rebound patients who traditionally are forced to discontinue therapy at the point HCV establishes resistance to drug regimens. Additionally, our Hemopurifier represents a therapeutic strategy to address the large population of HCV-infected dialysis patients for which SOC and emerging all-antiviral strategies may be contraindicated or not yet cleared. According to the World Health Organization (WHO), HCV is a blood-borne pathogen that affects upwards of 170 million persons, or 2-3% of the world's population. It is a leading cause of cirrhosis and liver transplantation.

Our FDA approved study calls for a single-site enrollment of ten HCV-infected ESRD patients who have not received any pharmaceutical therapy for their HCV infection for at least 30 days. The protocol will consist of a control phase of three consecutive standard dialysis treatments during week one followed by the inclusion of our Hemopurifier during a total of six dialysis sessions conducted during weeks two and three. The rate of adverse events observed during the Hemopurifier therapy phase will be compared to the rate experienced during the control phase. Per-treatment changes of viral load will be observed through quantitative PCR analysis. Additionally, we plan to measure the number of HCV viral copies captured within the Hemopurifier during each treatment session.

We expect this study will begin later in 2013 with completion expected in the first half of 2014. We are preparing for a limited manufacturing run to supply our studies here in the U.S. as well as for a compassionate-use program that has been established in India.

In studies previously conducted in India, we demonstrated that Hemopurifier therapy was well tolerated in treatment naïve HIV and HCV-infected ESRD patients when included during normally scheduled four-hour dialysis sessions. In these studies, we observed that average per treatment viral load reductions exceeded 50% in both disease conditions. In follow-on studies of non-ESRD individuals infected with HCV, a three-treatment protocol of Hemopurifier therapy in combination with interferon-based standard of care (SOC) resulted in undetectable HCV in as little as seven days in hardest to treat genotype-1 patients. The studies also documented the ability of the Hemopurifier to capture as many as 300 billion HCV copies during a single six-hour treatment.

The feasibility study protocol approved by FDA was originally designed as a human safety challenge and model for addressing drug and vaccine resistant bioterror and emerging pandemic threats. In vitro studies conducted by leading government and non-government researchers have demonstrated that the Hemopurifier is able to capture a broad-spectrum of some of world’s deadliest viral pathogens. These include: Dengue hemorrhagic fever (DHF), Ebola hemorrhagic fever (EHF), Lassa hemorrhagic fever (LHF), H5N1 avian influenza (Bird Flu), H1N1 swine flu virus, the reconstructed 1918 influenza virus (r1918), West Nile virus (WNV) and Vaccinia and Monkeypox (MPV), which serve as models for human smallpox infection. Human efficacy studies are not permissible against high-threat bioterror and pandemic threats.

Studies by independent researchers show that our Hemopurifier has also been discovered to capture tumor-secreted exosomes underlying several forms of cancer.  Tumor-derived exosomes have recently emerged to be a vital therapeutic target in cancer care. These microvesicular particles suppress the immune response in cancer patients through apoptosis of immune cells and their quantity in circulation correlates directly with disease progression. Beyond possessing immunosuppressive properties, tumor-secreted exosomes facilitate tumor growth, metastasis, and the development of drug resistance.  By addressing this unmet medical need, we believe our Hemopurifier is well positioned as an adjunct to improve established cancer treatment regimens. In vitro studies to date have documented that the Hemopurifier captures exosomes underlying lymphoma, melanoma, ovarian, and breast cancer.

In design, our Hemopurifier consists of the affinity lectin Galanthus nivalis agglutinin (GNA) immobilized in the outer-capillary space of advanced plasma membrane technology. The design allows for extracorporeal therapeutic delivery to occur on standard CRRT and dialysis instruments already located in hospitals and clinics worldwide. The mechanism of the Hemopurifier to rapidly eliminate a broad-spectrum disease targets is based on GNA’s ability to selectively bind unique high mannose signatures that are abundant on the surface of cancer-secreted exosomes and glycoproteins that reside on the outer membrane of infectious viral pathogens. In 2010, we established "good manufacturing practice" (GMP) for the manufacture of the Hemopurifier® in an FDA-approved facility in San Diego, California. We have also established a compassionate-use treatment program at the Medanta Medicity Institute in India that provides treatment access to HCV-infected individuals.

Human Immunodeficiency Virus (HIV):

In addition to treating HCV-infected individuals, we have conducted a single proof of principal treatment study related to the treatment of HIV. In the study, Hemopurifier® therapy reduced viral load by 93% in an HIV-AIDS infected individual without the administration of antiviral drug therapy.  The study protocol provided for 12 Hemopurifier® treatments, each four hours in duration, that were administered over the course of one month.  Researchers at a university have since discovered that the Hemopurifier® is able to capture exosomes that transport NEF protein, which is known to suppress the immune response in HIV-infected individuals.

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

Originally, only the base year (year one contract covering October 1, 2011 through September 30, 2012) was effective for the parties, however, effective August 16, 2012, DARPA exercised the option on the second year of the contract.  Years three through five are subject to DARPA exercising their option to enter into contracts for those years.

As a result of achieving five contract milestones between October 1, 2011 and March 31, 2012, we reported $1,358,189 in contract revenue at our March 31, 2012 fiscal year end. As a result of achieving six milestones in the fiscal year ended March 31, 2013, we reported $1,230,004 in contract revenue for that fiscal year.

Year One Milestones

The year one contract (also referred to as “Year One”) contained eight milestones of which five were achieved during the fiscal year ended March 31, 2012 and the remaining three were achieved during the fiscal year ended March 31, 2013. The details of the eight Year One milestones achieved during the fiscal years ended March 31, 2012 and 2013 were as follows:

Year One Milestones Achieved During Fiscal Year Ended March 31, 2012:

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

Milestone 2.2.1.2 – Fabricate breadboard prototypes for anticoagulation-free anti-sepsis extracorporeal system (ASEPSYS) device. Fabricate prototype blood tubing sets. Acquire anti-thrombogenic surface modified hollow fiber plasma separators with a milestone payment of $183,367. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  The consideration for this milestone covers the cost of having the breadboard prototype developed to our specifications, hiring an engineer to supervise the project, acquiring specially coated cartridges and associated overhead. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.  DARPA made the milestone payment in full.

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

Milestone 2.2.2.2 – Perform initial screening of the different proposed capture agents by measuring binding affinity and kinetics using surface plasmon resonance (SPR) or biolayer surface interferometry (BLI) with a milestone payment amount of $216,747. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  We demonstrated that we were able to capture several of the identified possible sepsis precursors as part of our submission for approval.  The consideration was also designed to cover the salaries of new and existing scientists, lab space, materials as well as fringe and corporate overhead.  The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.  DARPA made the milestone payment in full.

Milestone  2.2.1.3 – Assemble and test breadboard ASEPSYS devices.  Evaluate the use of different techniques and approaches to eliminating anticoagulants.  The milestone payment amount was $183,367.  Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  The consideration for this milestone covers the cost of assembling and testing the breadboard prototype that we had developed to our specifications, hiring an engineer to supervise the project, testing specially coated cartridges and associated overhead. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.  The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.  DARPA made the milestone payment in full.

Year One Milestones Achieved During Fiscal Year Ended March 31, 2013:

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

Year Two Milestones

The year two contract (also referred to as “Year Two”) contained eight milestones of which three were achieved during the fiscal year ended March 31, 2013. The details of the three Year Two milestones achieved during the fiscal year ended March 31, 2013 were as follows:

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

Milestone 2.3.2.1 – Demonstrate the effectiveness of the prototype device in vivo in animals preventing platelet activation or clotting in at least a 2 hour blood pumping experiment at 75 mL/min blood flow. The milestone payment amount was $195,581. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  The prototype device was successfully used in vivo in animals preventing platelet activation or clotting in at least a 2 hour blood pumping experiment at 75 mL/min blood flow. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone M4 – Target capture > 50% in 24 hours for at least 5 targets in blood or blood components. The milestone payment was $208,781. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  We demonstrated that we were able to capture > 50% in 24 hours for at least 5 of the agreed targets in blood or blood components. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Year Two Milestones Achieved Following March 31, 2013:

Milestone 2.3.2.2 – Formulate initial design based on work from previous phase. Begin to build and test selected instrument design and tubing sets. The milestone payment amount was $195,581. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We demonstrated that we had begun to build and test selected instrument design and tubing sets. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

While the above milestones were evaluated and approved by DARPA, there can be no assurance that even if DARPA elects to continue the contract in future years, that we will be able to achieve the required milestones in those future years on time, if at all, or that DARPA's evaluation of the milestone deliveries will result in full payment of the milestones in those future years, if at all.

DARPA recently awarded a related contract for $22,830,840 to Battelle Memorial Institute (“Battelle”) to be the systems integrator for the various components being developed under the original contract, including our two components of the project. We agreed to become a subcontractor to Battelle under that systems integrator contract. That subcontract will be under a cost plus basis and we expect to begin generating revenues under the subcontract during the fiscal year ending March 31, 2014. Our expected revenue from the subcontract will be at the discretion of Battelle.

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

In October 2009, we established a new wholly owned subsidiary, Exosome Sciences, Inc., a Nevada corporation, as a corporate vehicle for our exosome-related diagnostic activities. To date, this subsidiary has been inactive.

RESEARCH AND DEVELOPMENT

The cost of research and development, all of which has been charged to operations, amounted to approximately $1,440,000 and $1,089,000 in the fiscal years ended March 31, 2013 and 2012, respectively.

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

U.S. PATENTS

We have been exclusively assigned all rights and title to and interest in an invention and related worldwide patent rights for a method to treat cancer under an assignment agreement with the London Health Science Center Research, Inc. (LHSCRI) The invention provides for the "Depression of anticancer immunity through extracorporeal removal of microvesicular particles" (including exosomes) for which a patent was allowed by the U.S. Patent and Trademark Office (USPTO) in 2012 and patent applications have been filed abroad by us. The agreement provides that we are responsible for paying certain patent application and filing costs as well as a 2% royalty on any future net sales. Under the license agreement, LHSCRI sold and assigned all of its rights, title and interest in the worldwide patents to us.

We have also exercised an option to exclusively license a pending patent entitled, "Method to Inhibit Proliferation and Growth of Metastases" from The Trustees of Boston University. The license provides a rapid development strategy for new cancer therapies by uniting drug agents that inhibit the spread of cancer-related metastases with filtration techniques already proven in the Aethlon Hemopurifier(R). The resulting devices would inhibit tumor growth by reducing the presence of circulating growth factors without interfering with surgical wound healing or the recovery of tissue injured by radiation therapy. Depending on the applications, if we commercialize a product based upon this license, we will pay royalties up to a maximum of 3.5 percent of net sales. This license runs for the life of the patent, once it is issued, unless it is terminated earlier.

The following table lists our issued patents and patent applications, including their ownership status:

PATENTS ISSUED IN THE UNITED STATES

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED
8,288,172	Extracorporeal removal of microvesicular particles (exosomes) (method patent)	10/16/12	Owned
7,226,429	Method for removal of viruses from blood by lectin affinity hemodialysis	06/05/07	Owned
6,528,057	Method for removal of HIV and other viruses from blood	03/04/03	Licensed

PATENT APPLICATIONS IN THE UNITED STATES

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
11/756543	Method for removal of viruses from blood by lectin affinity hemodialysis	05/31/07	Owned
12/600236	Device and method for purifying virally infected blood	5/12/11	Owned
13/351166	Affinity capture of circulating cancer biomarkers	1/16/12	Owned
12/810295	Method and apparatus for increasing contaminant clearance rates during extracorporeal fluid treatment	09/07/10	Owned
13/623662	Extracorporeal removal of microvesicular particles (medical device and system-based claims)	09/20/12	Owned
13/626748	Methods and systems for reducing viral load of hepatitis c virus in hemodialysis patients	09/25/12	Owned
13/808561	Methods and compositions for quantifying exosomes	01/04/13	Owned
12/996000	Enhanced antiviral therapy methods and devices	5/26/11	Owned

INTERNATIONAL PATENTS:

INTERNATIONAL PATENTS ISSUED

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED
2,353,399	Method for removal of viruses from blood by lectin affinity hemodialysis	01/20/04	Owned
770,344	Method for removal of HIV and other viruses from blood	06/03/04	Licensed
69929986.1-08	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
1,109,564	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
1,109,564	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
1,109,564	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
1,109,564	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
2342203	Method for removal of HIV and other viruses from blood	03/01/11	Licensed

INTERNATIONAL PATENT APPLICATIONS (SOME MAY MOVE TO THE US DURING NATIONAL PHASE OF APPLICATION PROCESS)

		FILING	OWNED OR
APPLICATION #	APPLICATION NAME	DATE	LICENSED
4,703,672.8	Method for removal of viruses from blood by lectin affinity hemodialysis	*	Owned
2,516,403	Method for removal of viruses from blood by lectin affinity hemodialysis	01/20/04	Owned
08109006.5	Method for removal of viruses from blood by lectin affinity hemodialysis	01/20/04	Owned
7,752,778.6	Extracorporeal removal of microvesicular particles(exosomes)	03/09/07	Owned
9,104,740.6	Extracorporeal removal of microvesicular particles(exosomes)	03/09/07	Owned
8139/DELNP/2008	Extracorporeal removal of microvesicular particles(exosomes)	03/09/07	Owned
6,787,633	Removal of growth factors during surgery	05/27/08	Licensed
PCT/US2012/031658	Methods and Devices Comprising Extracorporeal Blood Flow	3/30/12	Owned
08866242.4	Method and apparatus for increasing contaminant clearance rates during extra corporeal fluid treatment	12/19/08	Owned
2644855	Extracorporeal removal of microvesicular particles	03/09/07	Owned
09815068.3	Methods for reducing viral load of hepatitus c virus in hemodialysis patients	09/15/09	Owned
12100471.4	Methods for reducing viral load of hepatitus c virus in hemodialysis patients	09/15/09	Owned
11804372.8	Methods and compositions for quantifying exosomes	02/06/13	Owned

__________

* We received a decision - to - grant letter related to this European patent application. This will result in the issuance of patents in multiple European countries.

In certain countries, medical devices are not patentable or only recently have become patentable, and enforcement of intellectual property rights in some countries has been limited or non-existent. Future enforcement of patents and proprietary rights in many countries can be expected to be problematic or unpredictable. We cannot guarantee that any patents issued or licensed to us, including within the U.S., will provide us with competitive advantages or will not be challenged by others, or will not expire prior to our successful commercialization of our products. Furthermore, we cannot be certain that others will not independently develop similar products or will not design around patents issued or licensed to us. We cannot guarantee that patents that are issued will not be challenged, invalidated or infringed upon or designed around by others, or that the claims contained in such patents will not infringe the patent claims of others, or provide us with significant protection against competitive products, or otherwise be commercially valuable. We may need to acquire licenses under patents belonging to others for technology potentially useful or necessary to us. If any such licenses are required, we cannot be certain that they will be available on terms acceptable to us, if at all. To the extent that we are unable to obtain patent protection for our products or technology, our business may be materially adversely affected by competitors who develop substantially equivalent technology.

TRADEMARKS

We have obtained registered trademarks in the United States for the Exosome Sciences®, Hemopurifier®, Aethlon Medical® and Aethlon Medical, Inc. and have adopted the Aethlon ADAPT™ and ELLSA trademarks in the United States. We have applied for a trademark on Hemopurifier in India and that application is currently pending.

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

This license agreement with the Trustees of Boston University calls for annual license fees in the amount of $15,000 (or 115% of $15,000 if paid in our common stock) until products utilizing the license are commercialized. In January 2013, we issued 246,429 shares of our common stock to Boston University, which was equivalent to 115% of the $15,000 annual license fee.

On November 7, 2006, we entered into an exclusive assignment agreement with the London Health Science Center Research, Inc. and Thomas Ichim under which an invention and related patent rights for a method to treat cancer were assigned to the Company. The invention provides for the "Extracorporeal removal of Microvesicular Particles" for which a patent has been allowed in the United States by the USPTO as of June 2012. The agreement provides that we will pay certain patent application and filing costs as well as a 2% royalty on any future net sales.  Under the license agreement, we own the patents outright.

GOVERNMENT REGULATION IN THE U.S.

The Hemopurifier(R) is a medical device subject to extensive and rigorous regulation by FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. Therefore, we cannot assure that our technology will successfully complete any regulatory clinical trial for any of our proposed applications.

Clinical trials are almost always required to support an FDA premarket application. In the United States, these trials generally require submission of an application for an Investigational Device Exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The FDA recently approved our investigational device exemption (IDE) to initiate human clinical studies in the United States as a feasibility study.

Under the feasibility study protocol, we will enroll ten end stage renal disease (ESRD) patients who are infected with the Hepatitis C virus (HCV) to demonstrate the safety of Hemopurifier therapy. The FDA approved Hemopurifier therapy feasibility study calls for a single-site enrollment of ten HCV-infected end-stage renal disease (ESRD) patients who have not received any pharmaceutical therapy for their HCV infection for at least 30 days. The protocol consists of a control phase which consists of three consecutive standard dialysis treatments during week one followed by the inclusion of the Hemopurifier during a total of six dialysis sessions conducted during weeks two and three. The rate of adverse events observed during the Hemopurifier therapy phase will be compared to the rate experienced during the control phase. Per-treatment changes of viral load will be observed through quantitative PCR analysis. Additionally, we may also choose to quantitate HCV viral copies captured within the Hemopurifier during each treatment session.

Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. We must reach agreement with the IRB of the medical treatment center at which we plan to conduct our clinical trial in the US. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trial sites and in accordance with FDA regulations, including but not limited to those relating to good clinical practices. We are also required to obtain patients' informed consent that complies with both FDA requirements and state and federal privacy regulations. We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may be equivocal or may otherwise not be sufficient to obtain approval of the product.

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

EMPLOYEES

At July 10, 2013, we had nine full-time employees, comprised of our Chief Executive Officer, our President, our Chief Science Officer, our Chief Financial Officer, four research scientists and an executive assistant. We utilize, whenever appropriate, contract and part-time professionals in order to conserve cash and resources. We currently employ two corporate communications groups on a part-time basis. We also use several consultants to assist us with certain portions of the work under our DARPA contract.  We believe our employee relations are good. None of our employees are represented by a collective bargaining unit.

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

RISKS RELATING TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

We have yet to establish any history of profitable operations. While we began to generate revenues during the fiscal year ended March 31, 2012, primarily from our contract with DARPA, our revenues have not been sufficient to cover our cost of operations.  We have incurred net losses of $4,892,040 and $8,111,340 for the fiscal years ended March 31, 2013 and 2012, respectively. At March 31, 2013 and 2012, we had an accumulated deficit of $(61,475,325) and $(56,583,285), respectively.

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

WE HAVE RECEIVED AN EXPLANATORY PARAGRAPH FROM OUR AUDITORS REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our independent registered public accounting firm noted in their report accompanying our financial statements for our fiscal year ended March 31, 2013 that we have a significant accumulated deficit, had a working capital deficit and that a significant amount of additional capital will be necessary to advance the development of our products to the point at which we may become commercially viable and stated that those conditions raised substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements for the year ended March 31, 2013 describes management's plans to address these matters. We cannot assure you that our business plans will be successful in addressing these issues. This explanatory paragraph about our ability to continue as a going concern could affect our ability to obtain additional financing at favorable terms, if at all, as it may cause investors to lose faith in our long-term prospects. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

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

We rely upon third party licenses for the development of specific uses for our Hemopurifier® devices, including in the area of cancer treatment. Specifically, we are researching, developing and testing cancer-related applications for our devices under a license with Boston University and with the London Health Science Center Research, Inc. and Mr. Thomas Ichim. Should either of these licenses be prematurely terminated for any reason, or if the patents and intellectual property owned by such entities that we have licensed should be challenged or defeated by third parties, our research efforts could be materially and adversely effected. There can be no assurances that these licenses will continue in force for as long as we require for our research, development and testing of cancer treatments. There can be no assurances that should these licenses terminate, or should the underlying patents and intellectual property be challenged or defeated, that suitable replacements can be obtained or developed on terms acceptable to the Company, if at all. There is also the related risk that the Company may not be able to make the required payments under those patent licenses, in which case the Company may lose one or more of the licensed patents.

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

WE HAVE ISSUED NUMEROUS PROMISSORY NOTES THAT ARE CURRENTLY OVERDUE AND IN DEFAULT; FAILURE TO CURE SUCH DEFAULTS COULD ADVERSELY AFFECT OUR ABILITY TO RAISE NEW CAPITAL AND TO CONTINUE OPERATIONS.

We have outstanding promissory notes in the aggregate principal amount of $2,261,916, which are currently overdue. We have no means to repay the notes unless and until we raise new capital or generate a higher level of revenues.  Although the majority of these notes are convertible into our common stock at various rates and prices, there can be no assurance that the holders of these notes will opt to convert some or all of the principal and interest due and owing on the notes in lieu of cash repayment. If we are unable to raise new capital we may be unable to satisfy these note obligations. We may become the subject of multiple litigation claims seeking to recover payment on the notes.  New investors may be reluctant to fund new capital to the Company while these notes are overdue and outstanding. We will attempt to negotiate extensions for the payment and other restructure of the notes as a method of curing the defaults, but there can be no assurance that such extensions or restructures will be on terms favorable to the Company, if at all. If we are unable to satisfy the notes, or restructure them, we may be unable to raise new capital and we may be subject to litigation claims, either of which could cause us to cease operations.

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

We have limited experience manufacturing products for testing purposes and no experience manufacturing products for large scale commercial purposes. In 2010, we established GMP for the manufacture of Hemopurifiers® in an outsourced FDA-approved facility in San Diego, California. To date, we have manufactured devices on a small scale for testing purposes and have begun to utilize the services of that contract manufacturer. There can be no assurance that manufacturing and control problems will not arise as we attempt to commercialize our products or that such manufacturing can be completed in a timely manner or at a commercially reasonable cost. Any failure to address such problems could delay or prevent commercialization of our products and would have a material adverse effect on us. In addition, there can be no assurances that we will be able to adequately finance the manufacture and distribution of our products.

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

The Hemopurifier(R) and related treatment approaches are protected by three issued U.S. patents and eight issued international patents. We have also applied for eight additional U.S. patents and thirteen additional international patents.

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

THE PATENTS WE OWN COMPRISE A MAJORITY OF OUR ASSETS WHICH COULD LIMIT OUR FINANCIAL VIABILITY.

The Hemopurifier(R) and our Aethlon ADAPTTM technology is protected by three issued U.S. patents and eight issued international patents. We have been notified that another patent will issue in the U.S.  One of the U.S. patents is covered via an exclusive license. Our exclusive license expires March 2020 and is subject to termination if the inventors have not received a minimum of $15,000 in any year during the term beginning in the second year after the FDA approves the Hemopurifier(R). These patents comprise a majority of our assets. At March 31, 2013, our intellectual property assets comprise 92% of our non-current assets, and 24% of total assets. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition as a majority of our assets would lose their value. Further, since the financial value of our patents is written down for accounting purposes over the course of their term until they expire, our assets comprised of patents will continually be written down until they lose value altogether.

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

We have derived and expect for the near future to continue to derive substantially all of our revenue from revenue under our DARPA contract.  If DARPA chooses not to continue our contract in years three through five of the contract, our revenues could be substantially reduced.  In addition, if we are unable to meet any of the DARPA contract milestones to the satisfaction of DARPA, if at all, we may not earn payments under the contract. Any reduction in our revenues, or the termination of the DARPA contract for any reason, could have a material and adverse effect on our business and operations. In addition, DARPA has the right to unilaterally cancel the contract at any time.

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

We expect that a significant portion of our near-term business will be under government contracts or subcontracts awarded through competitive bidding. Competitive bidding for government contracts presents a number of risks or requirements, some of which are not typically present in the commercial contracting process, including:

•	the commitment of substantial time and attention of management and key employees to the preparation of bids and proposals for contracts that may not be awarded to us;
•	the need to accurately estimate the resources and cost structure that will be required to perform any contract that we might be awarded;
•	the possibility that we may be ineligible to respond to a request for proposal issued by the government;
•	the submission by third parties of protests to our responses to requests for proposal that could result in delays or withdrawals of those requests for proposal; and
•	if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, the potential that we may incur expenses or delays, and that any such protest or challenge would result in the resubmission of bids based on modified specifications, or in termination, reduction or modification of the awarded contract.

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

THE PRICING UNDER OUR DARPA CONTRACT IS BASED ON ESTIMATES OF THE TIME, RESOURCES AND EXPENSES REQUIRED TO PERFORM THOSE CONTRACTS. IF OUR ESTIMATES ARE NOT ACCURATE, WE MAY NOT BE ABLE TO EARN AN ADEQUATE RETURN OR MAY INCUR A LOSS UNDER THESE CONTRACTS.

Our contract with DARPA is on a firm fixed price basis.  We expect that our future contracts, if any, with the U.S. Government also may be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any costs in excess of the fixed price. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of a fixed price contract or cause a loss, which could in turn harm our operating results.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended March 31, 2013, the high and low closing sale prices of a share of our common stock were $0.14 and $0.06, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenue or profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology as a viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

A DTC “CHILL” ON ELECTRONIC CLEARING OF TRADES IN OUR COMMON STOCK MAY AFFECT THE LIQUIDITY OF OUR STOCK AND OUR ABILITY TO RAISE CAPITAL.

In September 2011, The Depositary Trust Company (DTC) placed a "chill" on the electronic clearing of trades in our shares which led to some brokerage firms being unwilling to accept certificates and/or electronic deposits of our stock. We have since been successful in lifting the “chill” and our shares now clear electronically making more brokers willing to trade in our common stock. There can be no assurances that that DTC will not again place a chill on our common stock. A chill, if placed on our common stock, would affect the liquidity of our shares which may make it difficult to purchase or sell shares in the open market. It may also have an adverse effect on our ability to raise capital since investors may be unable to resell shares into the market. Our inability to raise capital on terms acceptable to us, if at all, could have a material and adverse effect on our business and operations.

OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN OR CONTROL APPROXIMATELY 22.0% OF OUR OUTSTANDING COMMON SHARES AS OF JULY 10, 2013, WHICH MAY LIMIT YOUR ABILITY OR THAT OF OTHER SHAREHOLDERS, WHETHER ACTING INDIVIDUALLY OR TOGETHER, TO PROPOSE OR DIRECT THE MANAGEMENT OR OVERALL DIRECTION OF OUR COMPANY. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN YOU RECEIVING A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON SHARES.

As of July 10, 2013, our officers and directors beneficially own or control approximately 22.0% of our outstanding common shares (assuming the exercise of all outstanding options and warrants held by our officers and directors). These persons will have the ability to substantially influence all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

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

As of March 31, 2013, there are outstanding purchase options and warrants entitling the holders to purchase 94,788,919 common shares at a weighted average exercise price of $0.15 per share. That figure includes 1,305,230 warrants that are conditional upon the exercise of other warrants or conversion of certain convertible debt instruments. There are 42,558,110 shares underlying promissory notes convertible into common stock at a weighted average exercise price of $0.06. The exercise price for all of the aforesaid warrants may be less than your cost to acquire our common shares. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

OUR ISSUANCE OF ADDITIONAL COMMON SHARES, OR OPTIONS OR WARRANTS TO PURCHASE THOSE SHARES, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

We are entitled under our certificate of incorporation to issue up to 500,000,000 shares of common stock as the result of a Special Meeting of Stockholders held on June 4, 2012 at which time our number of authorized shares was increased from 250,000,000 to 500,000,000. We have reserved for issuance 142,701,202 shares of common stock for existing options, warrants and convertible notes. We have issued and outstanding, as of March 31, 2013, 173,674,201 shares of common stock. As a result, as of March 31, 2013 we had 1,727,192 common shares available for issuance to new investors.  Based on the increase in authorized shares approved at the Special Meeting of Stockholders we have 183,624,597 common shares available for issuance to new investors. Our board may generally issue shares of common stock, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional shares of common stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

OUR ISSUANCE OF ADDITIONAL COMMON SHARES IN EXCHANGE FOR SERVICES OR TO REPAY DEBT, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS AND COULD HAVE A NEGATIVE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

Our board may generally issue shares of common stock to pay for debt or services, without further approval by our shareholders based upon such factors that our board of directors may deem relevant at that time. For the past four years, we issued a total of 69,333,233 shares for debt to reduce our obligations. The average price discount of common stock issued for debt in this period, weighted by the number of shares issued for debt in such period was 22.8% and 27.4% for the years ended March 31, 2013 and 2012, respectively.

For the past four fiscal years we issued a total of 10,932,758 shares as payment for services. The average price (premium)/discount of common stock issued for services during this period, weighted by the number of shares issued was 11.8% and (6.6)% for the years ended March 31, 2013 and 2012, respectively. It is likely that we will issue additional securities to pay for services and reduce debt in the future. We cannot give you any assurance that we will not issue additional shares of common stock under circumstances we may deem appropriate at the time.

THE ELIMINATION OF MONETARY LIABILITY AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES UNDER OUR CERTIFICATE OF INCORPORATION AND THE EXISTENCE OF INDEMNIFICATION RIGHTS TO OUR DIRECTORS, OFFICERS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY OUR COMPANY AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES.

Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to our company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and shareholders.

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

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in various claims, lawsuits, and/or disputes with third parties or breach of contract actions incidental to the normal course of business operations. Except as set forth below, we are currently not involved in any such litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

On July 5, 2012, Gemini Master Fund, Ltd., a Cayman Islands company ("Gemini"), filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, entitled Gemini Master Fund Ltd. v. Aethlon Medical, Inc., Index No. 652358/2012 (the "Complaint").  In the Complaint, Gemini is seeking relief both in the form of money damages and delivery of shares of the Company's common stock. The Complaint alleges, among other things, that the Company is in default of a certain promissory note originally issued to Gemini on February 12, 2010 by failing to pay the note in full and by failing to honor certain requests by Gemini to convert principal and interest under the note into shares of the Company's common stock.   The Complaint also alleges that the Company failed to issue shares upon the presentation of an exercise notice under a warrant originally issued to Gemini on November 22, 2010. The lawsuit also alleges that the Company should have issued shares pursuant to the exercise of a warrant issued in 2009. The Company believes that it has defenses to the claims asserted and it continues to vigorously defend the lawsuit, which is in the late discovery stage. No trial date has yet been set. There can be no assurances, however, that the litigation will be decided in the Company's favor as to all, or any part, of Gemini's Complaint. An adverse decision in the litigation could have an adverse effect on the Company's operations and could be dilutive to the Company's shareholders.

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

	BID PRICE
PERIOD	HIGH	LOW

Calendar 2013:
First Quarter	$0.15	$0.06

Calendar 2012:
Fourth Quarter	0.11	0.06
Third Quarter	0.11	0.06
Second Quarter	0.13	0.07
First Quarter	0.18	0.05

Calendar 2011:
Fourth Quarter	0.12	0.05
Third Quarter	0.22	0.12
Second Quarter	0.10	0.04
First Quarter	0.15	0.08

There were approximately 207 record holders of our common stock at July 10, 2013. The number of registered shareholders includes any beneficial owners of common shares held in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES

We have sold or issued the following securities not registered under the Securities Act in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act or Regulation D of the Securities Act during the fiscal year ended March 31, 2013. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

COMMON STOCK AND WARRANTS

Common Stock Issuances in the Fiscal Year Ended March 31, 2013:

During the fiscal year ended March 31, 2013, we issued 23,291,154 shares of restricted common stock to holders of notes issued by the Company in exchange for the partial or full conversion of principal and interest of several notes payable in an aggregate amount of $1,707,052 at an average conversion price of $0.07 per share based upon the conversion formulae in the respective notes. 1,234,000 of those shares of restricted common stock were accounted for as losses on debt extinguishment for an aggregate amount of $139,839.

During the fiscal year ended March 31, 2013, we issued 116,000 shares of restricted common stock to a holder of a note payable to settle past due accrued interest that we recorded as non-cash interest expense of $11,846.

During the fiscal year ended March 31, 2013, we issued 1,932,808 restricted shares of common stock to service providers for investor relations, corporate communications and business development services valued at $170,849 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.09 per share.

During the fiscal year ended March 31, 2013, we issued 963,373 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.09 per share in payment for scientific consulting services valued at $88,186 based on the value of the services provided.

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

On June 19, 2012, we completed a unit subscription agreement with seven accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased $592,000 of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock at a price per share of $0.072 and (ii) a warrant to purchase such number of shares of Common Stock as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.072 (the "Warrant Shares") at an exercise price of $0.108 per Warrant Share. Based on the foregoing, Units consisting of 8,222,222 shares of Common Stock and Warrants to purchase 4,111,111 shares of Common Stock were issued on June 19, 2012.

On June 26, 2012, we completed a unit subscription agreement with one accredited investor pursuant to which the Purchaser purchased $10,000 of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock at a price per share of $0.072 and (ii) a warrant to purchase such number of shares of Common Stock as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.072 (the "Warrant Shares") at an exercise price of $0.107 per Warrant Share. Based on the foregoing, Units consisting of 139,821 shares of Common Stock and Warrants to purchase 69,911 shares of Common Stock were issued on June 26, 2012.

On July 3, 2012, we issued 461,409 shares of common stock to the holder of a $25,000 October & November 2009 10% Convertible Note in exchange for the value of the principal and related accrued interest of $8,000 under the same terms that we used to sell units consisting of one share of common stock and one-half of a stock purchase warrant on June 29, 2012. As part of that structure, the noteholder also received seven year warrants to purchase 230,705 share of common stock at a price of $0.107 per share.

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

In February 2013, we completed a unit subscription agreement with six accredited investors and one institutional investor (the “Purchasers”) pursuant to which the Purchasers purchased an aggregate of $225,000 (the "Subscription Amount") of restricted Common Stock at an average price of $0.06 per share. The Common Stock purchase price under the Subscription Agreement was determined to be 80% of the average closing price of our Common Stock for the five-day period immediately preceding the date of the Subscription Agreement, resulting in the issuance of 3,515,625 shares of Common Stock.

Each Purchaser also received one Common Stock Purchase Warrant for each two shares of Common Stock purchased under the Subscription Agreement. The Warrant exercise price was calculated based upon 120% of the average of the closing prices of our Common Stock for the five-day period immediately preceding the parties entering into the Subscription Agreement.

In March 2013, we completed a unit subscription agreement with ten accredited investors and one institutional investor (the “Purchasers”) pursuant to which the Purchasers purchased an aggregate of $313,834 (the "Subscription Amount") of restricted Common Stock at an average price of $0.08 per share. The Common Stock purchase price under the Subscription Agreement was determined to be 80% of the average closing price of our Common Stock for the five-day period immediately preceding the date of the Subscription Agreement, resulting in the issuance of 4,080,798 shares of Common Stock.

Each Purchaser also received one Common Stock Purchase Warrant for each two shares of Common Stock purchased under the Subscription Agreement. The Warrant exercise price was calculated based upon 120% of the average of the closing prices of our Common Stock for the five-day period immediately preceding the parties entering into the Subscription Agreement.

Warrant Issuances in the Fiscal Year Ended March 31, 2013:

In April 2012, we issued warrants to purchase 1,617,459 shares of Common Stock to the placement firm that arranged $1 million in bridge financing in the fiscal year ended March 31, 2012. Those warrants were on the same terms as those received by the investors in the bridge financing with a term of five years and an exercise price of $0.11.

On April 5, 2012, under the unit subscription agreement noted above, we issued Warrants to purchase 1,250,000 shares of Common Stock. The Warrants are exercisable for a period of seven years from the date of issuance at an exercise price of $0.125, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

On June 19, 2012, under the unit subscription agreement noted above, we issued Warrants to purchase 4,111,111 shares of Common Stock. The Warrants are exercisable for a period of seven years from the date of issuance at an exercise price of $0.108, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

On June 26, 2012, under the unit subscription agreement noted above, we issued Warrants to purchase 69,911 shares of Common Stock. The Warrants are exercisable for a period of seven years from the date of issuance at an exercise price of $0.107, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

In July 2012, we issued 461,409 shares of common stock to the holder of a $25,000 October & November 2009 10% Convertible Note in exchange for the value of the principal and related accrued interest of $8,000 under the same terms that we used to sell units consisting of one share of common stock and one-half of a stock purchase warrant on June 29, 2012. As part of that structure, the noteholder also received seven year warrants to purchase 230,705 share of common stock at a price of $0.107 per share.

On August 29, 2012, under the unit subscription agreement noted above, we issued Warrants to purchase 1,693,750 shares of Common Stock. The Warrants are exercisable for a period of seven years from the date of issuance at an exercise price of $0.12 per share, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

In October 2012, under the unit subscription agreement noted above, we issued Warrants to purchase 911,707 shares of Common Stock. The Warrants are exercisable for a period of seven years from the date of issuance at an average exercise price of $0.111 per share, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

In November 2012, under the unit subscription agreement noted above, we issued Warrants to purchase 1,717,742 shares of Common Stock. The Warrants are exercisable for a period of seven years from the date of issuance at an average exercise price of $0.093 per share, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

In December 2012, under the unit subscription agreement noted above, we issued Warrants to purchase 1,309,843 shares of Common Stock. The Warrants are exercisable for a period of seven years from the date of issuance at an average exercise price of $0.086 per share, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

In February 2013, under the unit subscription agreement noted above, we issued Warrants to purchase 1,757,813 shares of Common Stock. The Warrants are exercisable for a period of seven years from the date of issuance at an average exercise price of $0.096 per share, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

In March 2013, under the unit subscription agreement noted above, we issued Warrants to purchase 1,851,012 shares of Common Stock. The Warrants are exercisable for a period of seven years from the date of issuance at an average exercise price of $0.118 per share, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

Option Issuances in the Fiscal Year Ended March 31, 2013:

In the fiscal year ended March 31, 2013, our Board of Directors granted, to our four outside directors, ten year options to acquire an aggregate of 1,667,105 shares of our common stock, all with an exercise price of $0.076 per share.

EQUITY COMPENSATION PLANS

SUMMARY EQUITY COMPENSATION PLAN DATA

The following table sets forth March 31, 2013 information on our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	–	$–	490,000

Equity compensation plans not approved by security holders (1)(3)(4)	21,095,798	$0.28	7,348,652

Totals	21,095,798	0.28	7,838,652

(1) The description of the material terms of non-plan issuances of equity instruments is discussed in Note 6 to the accompanying consolidated financial statements.

(2) Net of equity instruments forfeited, exercised or expired.

(3) On June 8, 2009, our board of directors approved the grant to Mr. Joyce of 4,000,000 shares of restricted common stock. The market price of our stock on the grant date was $0.24 per share and the shares vested in equal installments over a thirty-six-month period commencing June 30, 2010. However, Mr. Joyce deferred acceptance of the shares as permitted under the terms of the grant. However, all shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six-month vesting period. As of March 31, 2013, Mr. Joyce had accepted 600,000 of the grant and as of July 10, 2013, Mr. Joyce has accepted all 4,000,000 shares of the grant. However, the 600,000 shares previously accepted by Mr. Joyce were pledged as collateral for a loan and have been retained and/or sold by the lender and are no longer owned by Mr. Joyce. It is anticipated that Mr. Joyce will receive stock certificates evidencing 3,400,000 shares in the next several weeks.

(4) On March 31, 2013 we had 3,948,652 shares available under our 2010 Stock Incentive Plan.

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

At March 31, 2013, all of the grants previously made under the Plan had expired and 10,000 restricted shares had been issued under the Plan, with 490,000 available for future issuance.

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

At March 31, 2013, we did not have any shares remaining under the 2003 Consultant Stock Plan and we have discontinued using this Stock Plan.

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

In August 2010, we filed a registration statement on Form S-8 for the purpose of registering 3,500,000 common shares issuable under the Incentive Plan under the Securities Act of 1933 and in July 2012, we filed a registration statement on Form S-8 for the purpose of registering 5,000,000 common shares issuable under the Incentive Plan under the Securities Act of 1933.

At March 31, 2013, we had 3,948,652 shares available under the Incentive Plan.

2012 DIRECTORS COMPENSATION PROGRAM

In July 2012, our Board of Directors approved a new Board Compensation Program (the “New Program” or the “2012 Program”), which modifies and supersedes the 2005 Directors Compensation Program (the “2005 Program”) that was previously in effect. Under the New Program, in which only non-employee Directors may participate, an eligible Director will receive a grant of $15,000 worth of options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year; however for the two non-employee directors appointed to our Board of Directors on July 24, 2012, Mr. Phillip A. Ward and Mr. Thomas V. Wornham, the exercise price for this initial grant, $0.076 per share, is based on the average of the closing bid prices of the Common Stock for the five trading days preceding the date of their appointment. These options will have a term of ten years and will be fully vested upon grant. In addition, each existing eligible Director will receive the same grant of $15,000 worth of options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year; provided however that for this current grant only, all of such grants shall be made at an exercise price of $0.076 per share based on the average of the closing bid prices of the Common Stock for the five trading days preceding the date (July 24, 2012) of the appointment of two newest directors to our Board of Directors.

At the beginning of each fiscal year, each Director eligible to participate in the New Program also will receive a grant of $20,000 worth of options valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year. In addition, under the New Program eligible Directors will receive cash compensation equal to $500 for each committee meeting attended and $1,000 for each formal Board meeting attended. These grants have not yet been issued for the 2014 fiscal year.

In the fiscal year ended March 31, 2013, our Board of Directors granted, to our four outside directors, ten year options to acquire an aggregate of 1,667,105 shares of our common stock, all with an exercise price of $0.076 per share.

At March 31, 2013 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors, 514,550 outside directors’ options had been forfeited, 250,000 outside directors’ options had been exercised and 3,671,550 options remained outstanding.

STAND-ALONE GRANTS

From time to time our Board of Directors grants restricted stock or common share purchase options or warrants to selected directors, officers, employees and consultants as equity compensation to such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

On June 8, 2009, our board of directors approved the grant to Mr. Joyce of 4,000,000 shares of restricted common stock at a price per share of $0.24, the vesting and issuance of which occurred in equal installments over a thirty-six-month period commencing June 30, 2010. Mr. Joyce deferred acceptance of the shares as permitted by the grant. However, all shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six-month vesting period. As of July 10, 2013, Mr. Joyce has accepted all 4,000,000 shares of the grant. However, the 600,000 shares previously accepted by Mr. Joyce were pledged as collateral for a loan and have been retained and/or sold by the lender and are no longer owned by Mr. Joyce. It is anticipated that Mr. Joyce will receive stock certificates evidencing 3,400,000 shares in the next several weeks.

As of March 31, 2013, we have issued 18,943,158 options (of which 3,186,015 have been exercised or cancelled) and authorized the issuance of 4,000,000 shares of restricted stock outside of the 2005 Directors Compensation Plan, the 2012 Directors Compensation Plan, the 2000 Stock Option Plan, the 2003 Consultant Stock Plan and the 2010 Incentive Stock Plan.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this document we make a number of statements, referred to as "FORWARD-LOOKING STATEMENTS" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. The safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 does not apply to us. We note, however, that these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", and similar expressions. When reading any forward looking-statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•	whether or not the U.S. Government exercises the options for years three through five of our DARPA contract;

•	whether or not markets for our products develop and, if they do develop, the pace at which they develop;

•	our ability to attract and retain the qualified personnel to implement our growth strategies;

•	our ability to obtain approval from the Food and Drug Administration for our products;

•	our ability to protect the patents on our proprietary technology;

•	our ability to fund our short-term and long-term operating needs;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in the sections of this document, including those captioned "RISK FACTORS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In June 2013, the U.S. Food and Drug Administration ("FDA") approved our Investigational Device Exemption ("IDE") application to initiate a ten patient human clinical trial in one location in the United States. Successful outcomes of that human trial as well as at least one follow-on human trial will be required by the FDA in order to commercialize our products in the US. The regulatory agencies of certain foreign countries where we intend to sell this device will also require one or more human clinical trials.

Some of our patents may expire before we receive FDA approval to market our products in the United States or we receive approval to market our products in a foreign country. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier(R) treatment technology.

In prior periods, Aethlon was classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP") as it had not generated revenues from its planned principal operations.  In the fiscal year ended March 31, 2012, we began to generate revenues from a government contract and have emerged from the development stage.

Results of Operations

Revenues

We recorded government contract revenue in the fiscal years ended March 31, 2013 and 2012.  This revenue arose from work performed under our government contract.  On September 30, 2011, we entered into a contract with the United States of America, issued by SPAWAR Systems Center Pacific, pursuant to a contract award from the Defense Advanced Research Projects Agency (“DARPA”). Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers.

The award from DARPA is a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years, including payments of up to $1,975,047 in the first year. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract.  Under the terms of the contract, we will perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.  Originally, only the base year (year one contract covering October 1, 2011 through September 30, 2012) was effective for the parties, however, effective August 16, 2012, DARPA exercised the option on the second year of the contract.  Years three through five are subject to DARPA exercising their option to enter into contracts for those years.

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

As a result of achieving five contract milestones between October 1, 2011 and March 31, 2012, we reported $1,358,189 in contract revenue at our March 31, 2012 fiscal year end. As a result of achieving six milestones in the fiscal year ended March 31, 2013, we reported $1,230,004 in contract revenue for that fiscal year.

We also recorded our first commercial sale in the fiscal year ended March 31, 2012.  We shipped a diagnostic product that isolated exosomes from blood serum to a life sciences company and invoiced them for $1,432, which was subsequently collected. There were no commercial sales in the fiscal year ended March 31, 2013

Operating Expenses

Consolidated operating expenses were $4,805,358 for the fiscal year ended March 31, 2013 compared to $4,473,956 in the fiscal year ended March 31, 2012, an increase of $331,402 or 7.4%. The net increase of $331,402 was due to an increase in professional fees of $325,443 and an increase in payroll expense of $112,439, which were partially offset by a decrease in general and administrative expense of $106,480.

The $325,443 increase in our professional fees primarily arose from an increase in DARPA-related professional fees of $611,813 due to increased use of consultants on subtask 1 of the project. That was partially offset by a decrease of $286,370 in non-DARPA-related professional fees. The decrease in non-DARPA-related professional fees was primarily due to decreased activity in our hepatitis C trial in India.

The $112,439 increase in payroll and related expenses was principally driven by an increase in cash compensation of $106,129 and an increase in stock compensation expense of $6,310. The increase in cash compensation was the result of hiring three new scientists in the December 2011 quarter to work on subtask 2 of the DARPA project. Therefore, there was a partial year of payroll for those three employees in the fiscal year ended March 31, 2012 compared to a full year in the fiscal year ended March 31, 2013. The increase in stock compensation expense was primarily related to expense recognized for stock option grants to our outside Board members in the fiscal year ended March 31, 2013.

The $106,480 decrease in general and administrative expenses primarily arose from a $112,677 reduction in expenses related to the DARPA contract, which was partially offset by an increase in non-DARPA related general and administrative expenses of $6,197.

Other Expenses

In the fiscal year ended March 31, 2013, we recognized other expenses of $1,316,686 compared to $4,997,005 of other expense in the fiscal year ended March 31, 2012. The following table breaks out the various components of our other expense over the fiscal years ended March 31, 2013 and 2012:

	Components of Other Expense in Fiscal Year Ended
	March 31, 2013	March 31, 2012	Change

LOSS ON EXTINGUISHMENT OF DEBT AND ON SETTLEMENT OF ACCRUED INTEREST AND DAMAGES	$139,839	$77,265	$62,574

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	44,705	766,903	(722,198)

INTEREST AND OTHER DEBT EXPENSES	1,132,314	3,793,758	(2,661,444)

INTEREST INCOME AND OTHER	(172)	359,079	(359,251)

TOTAL OTHER EXPENSE	$1,316,686	$4,997,005	$(3,680,319)

We recorded a loss on extinguishment of debt and on settlement of accrued interest and damages of $139,839 and $77,265 in the fiscal years ended March 31, 2013 and 2012, respectively.  In the fiscal year ended March 31, 2013, that loss arose from the conversion to equity of principal and accrued interest on certain notes payable. In the fiscal year ended March 31, 2012, the debt extinguishment related to a two year extension to the term of two convertible notes and the similar two year extension and an adjustment to the exercise price of certain warrants held by the note holder.

Both periods include changes in the fair value of derivative liability. For the fiscal year ended March 31, 2013, the change in the estimated fair value of derivative liability was a loss of $44,705 and for the fiscal year ended March 31, 2012, the change in the estimated fair value of derivative liability was a loss of $766,903.

We recorded a $359,251 decrease in interest income and other expense primarily due to the $360,185 charge that we recorded in the fiscal year ended March 31, 2012 related to the issuance of a note in that amount as part of our termination agreement under the Tonaquint note and warrant.  There was no comparable event in the prior fiscal year.

Our interest and other debt expense decreased by $2,661,444 from the fiscal year ended March 31, 2012 to the fiscal year ended March 31, 2013. The following table breaks out the various components of our interest expense over the fiscal years ended March 31, 2013 and 2012:

	Components of Interest Expense and Other Debt Expenses in Fiscal Year Ended
	March 31, 2013	March 31, 2012	Change

INTEREST EXPENSE	$526,110	$500,060	$26,050

AMORTIZATION OF DEFERRED FINANCING COSTS	127,200	404,614	(277,414)

AMORTIZATION OF NOTE DISCOUNTS	467,158	2,194,248	(1,727,090)

NON CASH INTEREST EXPENSE	11,846	694,836	(682,990)

TOTAL INTEREST EXPENSE	$1,132,314	$3,793,758	$(2,661,444)

As a result of the above factors, our net loss decreased from $(8,111,340) for the fiscal year ended March 31, 2012 to $(4,892,040) for the fiscal year ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2013, we had a cash balance of $125,274 and a working capital deficit of $9,276,618. This compares to a cash balance of $143,907 and a working capital deficit of $9,438,279 at March 31, 2012. Between April 1, 2013 and July 11, 2013, we raised aggregate proceeds of $128,000 through private equity transactions, $400,000 in loans from two of our directors and collected $404,362 under our DARPA contract. Our cash at March 31, 2013 plus additional funds raised to date subsequent to March 31, 2013 are not sufficient to meet our funding requirements during the next twelve months. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow the Company to continue to operate as a going concern. In addition, we will need to raise capital to complete the recently approved human clinical trial in the U.S.

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

DARPA recently awarded a related contract to Battelle Memorial Institute (“Battelle”) to be the systems integrator for the various components being developed under the original contract, including our two components of the project. We agreed to become a subcontractor to Battelle under that systems integrator contract. That subcontract will be under a cost plus basis and we expect to begin generating revenues under the subcontract during the fiscal year ending March 31, 2014. Any revenues we derive under the subcontract will be at the direction of Battelle.

Beyond the immediate future, we currently believe that the following four areas may generate revenue for us:

(1)	Developing future products using the Aethlon ADAPTTM system with drug industry collaborators. Revenues in this area could come from product development fees, fees from research, regulatory and manufacturing support or from downstream royalties;
(2)	Applying for and winning additional U.S. Government grant or contract income;
(3)	Licensing or selling our ELLSA research diagnostic tools that identify and quantify exosomes; and
(4)	Deriving revenues from a test market evaluation for the Hemopurifier® in India following the successful results to date in our Hepatitis-C-oriented clinical trial currently being conducted in that country. We will need to establish one or more distributors to supply Hemopurifiers® to the Indian market.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the year ended
	March 31, 2013	March 31, 2012
Cash (used in) provided by:
Operating activities	$(2,099)	$(1,841)
Investing activities	–	(2)
Financing activities	2,080	1,971
Net (decrease) increase in cash	$(19)	$128

NET CASH FROM OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $2,099,000 in fiscal 2013 compared to net cash used in operating activities of approximately $1,841,000 in fiscal 2012, an increase of $258,000.  The $258,000 increase was primarily due to approximately $128,000 less in receipts under our DARPA contract due to the timing of milestones achieved in each fiscal year and increased expenses under that contract.

NET CASH FROM INVESTING ACTIVITIES. During the fiscal year ended March 31, 2013, we did not purchase any equipment or have any other investing activities.  During the fiscal year ended March 31, 2012, we used approximately $2,000 in cash for purchases of equipment.

NET CASH FROM FINANCING ACTIVITIES. Net cash generated from financing activities increased from approximately $1,971,000 in the fiscal year ended March 31, 2012 to approximately $2,080,000 in the fiscal year ended March 31, 2013. Included in net cash provided by financing activities in fiscal 2012 were approximately $2,110,000 from the issuance of common stock, which was partially offset by approximately $30,000 in a note repayment.  In fiscal 2012, we received approximately $1,694,000 in proceeds from the issuance of convertible notes payable, $300,000 from the issuance of common stock, $200,000 from the collection of notes receivable associated with certain convertible note transactions, all of which were partially offset by approximately $223,000 in repayments of notes payable and related accrued interest in cash.

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

In addition to the extension of the expiration date of the Amended and Restated Notes to December 31, 2010, we agreed to increase the annual interest rate from 10% to 12%. We also agreed to change the exercise prices on all of the warrants held by the noteholders to $0.20 per share, to change certain formerly contingent warrants to non-contingent warrants and to extend the expiration date of their warrants to February 2016.

As of December 31, 2010, the Amended and Restated Notes matured and as of March 31, 2013 remain in default. We are accruing interest at the revised default rate of 20% following the expiration date of December 31, 2010.

During the fiscal year ended March 31, 2013, the holders of $15,000 of the Amended and Restated Notes converted their principal and related accrued interest into common stock per the conversion formula.

We have begun discussions with the noteholders regarding an extension to the notes but there can be no assurance that we will be able to do so on terms that we deem acceptable or at all.  At March 31, 2013, the balance of the Amended and Restated Notes was $885,000 and interest payable on the Amended and Restated Notes totaled $398,250.

DECEMBER 2006 10% CONVERTIBLE NOTES

At March 31, 2013, one note representing $17,000 of the December 2006 10% Notes remained outstanding and in default. This note is convertible into our common stock at $0.17 per share. At March 31, 2013, the $17,000 balance of the note was in default and interest payable on this note totaled $15,888 and we are recording interest at the default rate of 15%.

2008 10% CONVERTIBLE NOTES

One 2008 10% Convertible Note in the amount of $25,000 which matured in January 2010 remained outstanding at September 30, 2012. This note is convertible into our common stock at $0.50 per share. At March 31, 2013, the $25,000 principal balance was in default and interest payable on the remaining note totaled $15,417 and we are recording interest at the default rate of 15%.

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

At March 31, 2013, there was one note remaining for $50,000 and interest payable on that note was $20,000.

APRIL 2010 10% CONVERTIBLE NOTE

In April 2010, we raised $75,000 from the sale to an accredited investor of a 10% convertible note. The convertible note matured in October 2011 and is convertible into our common stock at a fixed conversion price of $0.25 per share prior to maturity. The investor also received three year warrants to purchase 300,000 unregistered shares of our common stock at a price of $0.25 per share.

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

At March 31, 2013, the remaining outstanding principal balance is $75,000 and interest payable on this note totaled $23,938.

JULY 2010 6% CONVERTIBLE NOTES

In July 2010, we entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with Tonaquint, Inc., a Utah corporation (the "Investor"), whereby we issued and sold, and the Investor purchased: (i) a Convertible Promissory Note of the Company in the principal amount of $890,000 (the "Tonaquint Convertible Note") and (ii) a Warrant to purchase common stock of the Company (the "Warrant"). As consideration for the issuance and sale of the Tonaquint Convertible Note and Warrant, the Investor paid cash in the amount of $400,000 and issued two Secured Trust Deed Notes to us (the "Trust Notes") each in the principal amount of $200,000. The variance of $90,000 represents fees and expenses paid by us and an original issue discount which was recorded as deferred offering costs.

Over the term of the Tonaquint Convertible Note, all of the principal and accrued interest was converted to common stock per the terms of the Convertible Note. On June 28, 2011, we entered into a Termination Agreement with Tonaquint under which both parties agreed to terminate the warrant to prevent continuing dilution of our common stock and to eliminate confusion or disagreement as to the number of shares of common stock available for issuance under the warrant in the future. Accordingly, under the Termination Agreement we issued 3,599,913 shares of common stock upon the final exercise of the warrant, whereupon the warrant was terminated and is of no further force or effect. The Termination Agreement also provides for a "Common Stock Sale Limitation" on all of our common stock held by Tonaquint, Inc. Under the "Common Stock Sale Limitation", the daily limitation on the number of shares of common stock which Tonaquint, Inc. may sell into the market on any trading day is limited to the greater of (i) $5,000 of sales amount, or (ii) 10% of the Average Daily Volume of our common stock sold on the Over The Counter Bulletin Board, where the Average Daily Volume shall mean the average daily volume for the prior three month period as reported on each trading day on Yahoo Finance with respect to our common stock. Under the terms of the Termination Agreement, Tonaquint, Inc. has waived and released us from any obligation to pay or perform any fees, penalties, costs, or assessments that were or are due, or would have become due, under the convertible note, the warrant and the note purchase agreement. In consideration of the termination of the warrant, the waiving of all fees, penalties, the creation of the selling program and other factors, we agreed to issue an unsecured non-convertible promissory note (the "New Note") in the principal amount of $360,185, which provides for annual interest at a rate of 6%, payable monthly in either cash or our stock, at our option. The New Note originally had a maturity date of April 30, 2012 and was subsequently extended to August 31, 2013. At March 31, 2013, the balance of this note was $131,381 and interest payable totaled $1,629 (see Note 4 and Note 14).

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

The following conversions of the September 2010 10% Convertible Note have taken place during the fiscal years ended March 31, 2013 and 2012:

	Fiscal Year Ended March 31, 2013	Fiscal Year Ended March 31, 2012
Principal converted	$30,000	$405,500
Accrued interest converted	$64,164	$19,255

At March 31, 2013, the remaining principal balance of $308,100 was in default and interest payable on these notes totaled $52,393 and we are recording interest at the default rate of 15%.

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

At March 31, 2013, the outstanding principal balance was $400,400 and was in default and interest payable on these notes totaled $100,100 and we are recording interest at the default rate of 15%.

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

Effective July 14, 2012, holders of three notes totaling $100,000 agreed to extend the expiration date of their notes to July 13, 2013.

At March 31, 2013, the outstanding principal balance was $357,655, of which $257,655 was in default and interest payable on these notes totaled $68,704. Following the expiration of the maturity dates on the $257,655 of notes that are now in default, we began to accrue interest at the default interest rate of 15%.

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

The following conversions of the September 2011 Convertible Note have taken place during the fiscal years ended March 31, 2013 and 2012:

	Fiscal Year Ended March 31, 2013	Fiscal Year Ended March 31, 2012
Principal converted	$60,000	$15,000

At March 31, 2013, the outstanding principal balance was $178,760 and was in default and there was no accrued interest as these notes do not bear interest.

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

During the fiscal year ended March 31, 2013, all of the outstanding principal balances on these notes and all related accrued interest of $53,803 were converted into common stock.

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

During the fiscal year ended March 31, 2013, all of the outstanding principal balances on these notes and all related accrued interest of $55,432 were converted into common stock.

LAW FIRM NOTE

On March 22, 2012, we entered into a Promissory Note with our corporate law firm for the amount of $75,000, which represented the majority of the amount we owed to that firm. The Promissory Note has a maturity date of December 31, 2012 and bears interest at five percent per annum.  The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.08 per share.  This ability of the holder to convert became exercisable upon the amendment of the Articles of Incorporation increasing the authorized shares of our common stock to a number greater than 250,000,000.  As that increase in the authorized number of shares of our common stock was approved by our stockholders at a Special Stockholders Meeting on June 4, 2012, this note was reclassified to a convertible note as of June 30, 2012 (see Note 4). Subsequent to fiscal year ended March , 31, 2013, the parties have agreed to extend the Maturity Date of the Note to October 1, 2013.

At March 31, 2013, the outstanding principal balance on this note was $75,000 and the interest payable on this note totaled $3,854.

SECURITIES ISSUED FOR SERVICES

We have issued securities in payment of services to reduce our obligations and to avoid using our cash resources. In the fiscal year ended March 31, 2013 we issued 2,896,181 common shares for services of which 1,932,808 were restricted and were for investor relations services, business development and corporate communications services. We also issued 246,429 for licensing rights. Included in the 2,896,181 common shares issued for services are 963,373 shares, registered under Form S-8 registration statements, which were issued as follows: 101,250 for financial consulting, 550,028 for scientific consulting and 312,095 for legal services. The average price discount of common shares issued for these services, weighted by the number of shares issued for services in this period, was approximately 11.8%.

SECURITIES ISSUED FOR DEBT

We have also issued securities for debt to reduce our obligations to avoid using our cash resources. In the fiscal year ended March 31, 2013 we issued 23,281,154 restricted common shares for repayment in full of notes, including accrued interest, in the aggregate amount of $1,695,060. The price discount of the common stock issued for debt was approximately 22.8%.

PROSPECTS FOR DEBT CONVERSION

We seek, where possible, to convert our debt and accounts payable to stock and/or warrants in order to reduce our cash liabilities. Our success at accomplishing this depends on several factors including market conditions, investor acceptance and other factors, including our business prospects.

GOING CONCERN

Our independent registered public accounting firm has stated in their audit report on our March 31, 2013 consolidated financial statements that our working capital deficiency and our accumulated deficit are conditions that, among others, raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with GAAP requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes the Company's estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions. We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to revenue recognition, stock purchase warrants issued with notes payable, beneficial conversion feature of convertible notes payable, impairment of intangible assets and long lived assets, stock compensation, contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

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

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our April 2011 convertible note, July & August 2011 10% convertible notes and the September 2011 convertible note offerings  and with respect to warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Fiscal Year Ended March 31, 2013
Risk free interest rate	0.05% - 1.56%
Average expected life	0.25 – 3.6 years
Expected volatility	76.0% - 107.1%
Expected dividends	None

We also obtained a third party valuation, which is a Level 3 classification as it was based on unobservable inputs that are not corroborated by market data.

Revenue Recognition

With respect to revenue recognition, we entered into a government contract with DARPA and have recognized revenue during the fiscal years ended March 31, 2013 and 2012 of $1,230,004 and $1,358,189, respectively, under such contract. We adopted the Milestone method of revenue recognition for the DARPA contract under ASC 605-28 “Revenue Recognition – Milestone Method” and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method for the fiscal years ended March 31, 2013 and 2012.

In order to account for this contract, we identify the deliverables included within the contract and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has standalone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. This guidance also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Management noted no indicators requiring review for impairment during the fiscal years ended March 31, 2013 and 2012.

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

Share-based Compensation

We account for share-based compensation awards using the fair-value method and record such expense based on the grant date fair value in the consolidated financial statements over the requisite service period. For the fiscal years ended March 31, 2013 and 2012, we recognized $793,710 and $758,963 of share-based compensation expense, respectively.

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

ITEM 8. FINANCIAL STATEMENTS

The consolidated financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of a date within 90 days prior to filing the Company's March 31, 2013 Form 10-K.

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

The Company's management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2013. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2013 due to control deficiencies that constituted material weaknesses.

Management in assessing its internal controls and procedures for fiscal 2013 identified a material weakness relating to a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design of controls over the area of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

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

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect these controls.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of the year ended March 31, 2013, we issued the following securities that were not registered under the Securities Act and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the recipients of the securities are "accredited investors" as defined in Rule 501(a) of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

On January 4, 2013, we issued 246,429 shares of restricted common stock to the owner of a patent as a patent license payment valued at $17,250.

On January 4, 2013, we issued 379,005 shares of restricted common stock to a consultant valued at $31,667 based on the closing price on that date for corporate advisory services.

On various dates between February 5, 2013 and March 15, 2013, we issued 1,406,726 shares of restricted common stock to noteholders in exchange for the conversion of principal and interest of several notes payable and convertible notes payable in an aggregate amount of $90,000 at an average conversion price of $0.06 per share based upon the conversion formulae in the respective notes.

On various dates between February 7, 2013 and March 18, 2013, we issued 7,596,423 shares of restricted common stock to accredited and institutional investors in exchange for cash investments of $538,834 at an average purchase price of $0.07. Those investors also received seven year warrants to purchase 3,798,212 shares of common stock at an average exercise price of $0.107.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2013, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with except as follows:

Mr. Franklyn S. Barry, Jr., one of our directors, did not timely file one report on Form 4 pertaining to one late reported transaction. The date of the transaction was July 24, 2012. The relevant report was filed on August 6, 2012.

Mr. Edward G. Broenniman, also one of our directors, did not timely file one report on Form 4 pertaining to one late reported transaction. The date of the transaction was July 24, 2012. The relevant report was filed on August 6, 2012.

DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and positions of our directors and executive officers as of July 10, 2013 are listed below:

NAMES	TITLE OR POSITION	AGE
James A. Joyce (1)	Chairman, Chief Executive Officer and Secretary	51

Richard H. Tullis, PhD (2)	Vice President, Chief Science Officer and Director	68

Rodney S. Kenley (3)	President and Director	63

James B. Frakes (4)	Chief Financial Officer and Senior Vice President - Finance	56

Franklyn S. Barry, Jr.	Director	73

Edward G. Broenniman	Director	77

Chetan S. Shah, MD	Director	44

Phillip A. Ward	Director	71

Thomas V. Wornham	Director	53

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

Richard H. Tullis, Ph.D., Vice President, Chief Science Officer

Dr. Tullis has been Vice President and a director of the Company since January 2000 and Chief Science Officer since June 2001. Dr. Tullis has extensive biotechnology management and research experience, and is the founder of Syngen Research, formerly a wholly-owned subsidiary of Aethlon Medical, Inc. Previously, Dr. Tullis co-founded Molecular Biosystems, Inc., a former NYSE company. At Molecular Biosystems, Dr. Tullis was Director of Oligonucleotide Hybridization, Senior Research Scientist and Member of the Board of Directors. In research, Dr. Tullis developed and patented the first application of oligonucleotides to antisense antibiotics and developed new methods for the chemical synthesis of DNA via methoxy-hosphorochloridites. Dr. Tullis also co-developed the first applications of covalently coupled DNA-enzyme conjugates using synthetic oligonucleotides during his tenure at Molecular Biosystems. In 1985, Dr. Tullis founded, and served as President and CEO of Synthetic Genetics, Inc., a pioneer in custom DNA synthesis, which was sold to Molecular Biology Resources in 1991. Dr. Tullis also served as interim-CEO of Genetic Vectors, Inc., which completed its IPO under his management, and was co-founder of DNA Sciences, Inc., a company that was eventually acquired by Genetic Vectors. Dr. Tullis received his Ph.D. in Biochemistry and Cell Biology from the University of California at San Diego, and has done extensive post-doctoral work at UCSD, USC, and the University of Hawaii.

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

Edward G. Broenniman

Mr. Broenniman became a director of Aethlon Medical in March 1999. Mr. Broenniman has 30 years of management and executive experience with high-tech, privately-held growth companies where he has served as a CEO, COO, or corporate advisor, using his expertise to focus management on increasing profitability and stockholder value. He is the Managing Director of The Piedmont Group, LLC, a venture advisory firm. Mr. Broenniman recently served on the Board of Directors of publicly-traded QuesTech (acquired by CACI International), and currently serves on the Boards of four privately-held firms. His nonprofit Boards are the Dingman Center for Entrepreneurship's Board of Advisors at the University of Maryland, the National Association of Corporate Directors, National Capital Chapter and the Board of the Association for Corporate Growth, National Capital Chapter.

Chetan S. Shah, MD

Dr. Shah became a director of Aethlon Medical in June 2013. Dr. Shah is a board certified Otolaryngologist. He is an Advisory Board Member at The Bank of Princeton, and a founder, partner and Board member of the Surgery Center at Hamilton as well as Physician Management Systems and Princeton Eye & Ear. Dr. Shah serves on the board of two other private companies. He holds teaching positions and serves on multiple hospital committees in the area and is on the Audiology and Speech Language Pathology Committee for the State of New Jersey. Dr. Shah received his Bachelor’s degree and Medical Degree from Rutgers University and Robert Wood Johnson Medical School.

Phillip A. Ward

Mr. Ward became a director of Aethlon Medical in July 2012. He is the former Chairman and CEO of Bignell-Ward-Bignell Corporation; the former President and CEO of Hawk Financial Services Corporation, a premium finance company; a former Executive Director and COO of Investments of Golden Eagle Insurance Corporation, a property and casualty California insurance company; and former Executive Vice President and COO Finance at Big Bear Supermarkets, where he was also in charge of acquisitions, as well as leasing and sales of all operating units and real properties.

Thomas V. Wornham

Mr. Wornham became a director of Aethlon Medical in July 2012 after retiring as Executive Vice President & Regional Manager at Wells Fargo Bank in San Diego.  Mr. Wornham is currently Chairman of the Board of the San Diego Water Authority and the past Chairman of the San Diego Regional Chamber of Commerce, The Century Club of San Diego, and the San Diego Regional Economic Development Corporation.  Mr. Wornham graduated from University of California Berkeley, with a BA in Political Science.

Our Board of Directors has the responsibility for establishing broad corporate policies and for overseeing our overall performance. Members of the Board are kept informed of our business activities through discussions with the CEO, President and other officers, by reviewing analyses and reports sent to them, and by participating in Board and committee meetings. Our bylaws provide that each of the directors serves for a term that extends to the next Annual Meeting of Shareholders of the Company. Our Board of Directors presently has an Audit Committee and a Compensation Committee on each of which Messrs. Barry, Broenniman, Ward and Wornham serve. Mr. Ward is Chairman of the Audit Committee, and Mr. Wornham is Chairman of the Compensation Committee.

In July 2012, our Board of Directors approved a new Board Compensation Program (the “New Program” or the “2012 Program”), which modifies and supersedes the 2005 Directors Compensation Program (the “2005 Program”) that was previously in effect. Under the New Program, in which only non-employee Directors may participate, an eligible Director will receive a grant of $15,000 worth of options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year; however for the new non-employee directors, the exercise price for this initial grant, $0.076 per share, is based on the average of the closing bid prices of the Common Stock for the five trading days preceding the date of their appointment (July 24, 2012). These options will have a term of ten years and will be fully vested upon grant. In addition, each existing eligible Director will receive the same grant of $15,000 worth of options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year; provided however that for this current grant only, all of such grants shall be made at an exercise price of $0.076 per share based on the average of the closing bid prices of the Common Stock for the five trading days preceding the date (July 24, 2012) of the appointment of two new directors to our Board of Directors.

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

In the fiscal year ended March 31, 2013, our Board of Directors granted, to our four outside directors, ten year options to acquire an aggregate of 1,667,105 shares of our common stock, all with an exercise price of $0.076 per share.

At March 31, 2013 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors, 514,550 outside directors’ options had been forfeited, 250,000 outside directors’ options had been exercised and 3,671,550 options remained outstanding.

FAMILY RELATIONSHIPS.

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers except Mr. Wornham is the son-in-law of Mr. Ward.

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

SCIENCE ADVISORY BOARD

Each person listed below is a current member of our Science Advisory Board (SAB). During the fiscal years ended March 31, 2013 and 2012, we divided our Science Advisory Board into three groups: the Extracorporeal Therapy Advisory Board, the Sepsis and Inflammation Advisory Board and the Cancer Advisory Board.  The role of the Science Advisory Board is to provide scientific guidance related to the development of our Aethlon ADAPT(TM) technology. Unlike the members of our Board of Directors, the Science Advisory Board members are not involved in the management or operations of our company. Members of the Science Advisory Board are paid stipends for attending SAB meetings.

Extracorporeal Therapy Advisory Board	Sepsis & Inflammation Advisory Board	Cancer Advisory Board
Gregory T. A. Kovacs, M.D., Ph.D.	Irshad H. Chaudry, Ph.D.	Laszlo Radvanyi, Ph.D.
John A. Kellum, M.D	Larry D. Cowgill, D.V.M., Ph.D.
Nathan W. Levin, M.D.	Charles J. Fisher, Jr., M.D.
Claudio Ronco, M.D.	Geert Schmid-Schцnbein, Ph.D.
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

Geert Schmid-Schцnbein, Ph.D

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

CANCER ADVISORY BOARD

Dr. Radvanyi received his Ph.D. in clinical biochemistry from the University of Toronto.  His main research area is tumor immunology studying immune regulation in cancer and identifying new antigens as targets for anti-cancer T-cell therapy.  After completing postdoctoral work in Toronto and at Harvard University in Boston at the Joslin Diabetes Center, Dr. Radvanyi joined the Immunology Group at Sanofi-Pasteur in Toronto in 2000 as a Senior Scientist where he helped lead an antigen discovery program that led to the discovery of a group of over-expressed breast cancer-specific genes that are candidates for antigen-specific vaccines against breast cancer. In 2005, Dr. Radvanyi joined the faculty of the University of Texas, MD Anderson Cancer Center, where he also holds the additional appointment as Associate Professor, Department of Breast Medical Oncology, Division of Cancer Medicine.

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

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our Board of Directors formed an Audit Committee in May of 1999 (the "Audit Committee"). Mr. Phillip A. Ward (the Chairman of the Audit Committee), Mr. Franklyn S. Barry, Jr., Mr. Edward Broenniman, Dr. Chetan S. Shah and Mr. Thomas V. Wornham serve as members of the Committee. We believe that each of Mr. Ward, Mr. Broenniman and Mr. Barry is an "audit committee financial expert" as that term is defined by Item 407 of Regulation S-K.

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

COMPENSATION COMMITTEE

Our Board of Directors formed a Compensation Committee in May of 1999 (the "Compensation Committee"). Mr. Thomas V. Wornham (the Chairman of the Compensation Committee), Mr. Franklyn S. Barry, Jr., Mr. Edward Broenniman, Dr. Chetan S. Shah and Mr. Phillip A. Ward serve as members of the Committee. The Compensation Committee's basic responsibility is to assure that the Chief Executive Officer, other officers, and key management are compensated effectively in a manner consistent with our compensation strategy and competitive practice. In addition, the Compensation Committee is responsible for establishing general compensation guidelines for non-management employees.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended March 31, 2013 and March 31, 2012. The following table summarizes all compensation for fiscal year 2013 and 2012 received by our Chief Executive Officer, and the Company's two most highly compensated executive officers who earned more than $100,000 in fiscal year 2013.

SUMMARY COMPENSATION TABLE FOR 2013 AND 2012 FISCAL YEARS

NAMED EXECUTIVE OFFICER AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)(5)	OPTION AWARDS ($)(5)	NON- EQUITY INCENTIVE PLAN COMPEN- SATION ($)	NON- QUALIFIED DEFERRED COMPEN- SATION EARNINGS ($)	ALL OTHER COMP. ($)	TOTAL ($)

James A. Joyce (1)	2013	$325,000	$12,500	–	$–	$–	$–	$–	$337,500
CHIEF EXECUTIVE OFFICER	2012	$325,000	$–	–	$–	$–	$–	$–	$325,000

Richard H. Tullis, PhD (2)	2013	$195,000	$10,000	$–	$–	$–	$–	$–	$205,000
VICE PRESIDENT AND CHIEF SCIENCE OFFICER	2012	$195,000	$–	$–	$–	$–	$–	$–	$195,000

James B. Frakes (3)	2013	$180,000	$7,500	$–	$–	$–	$–	$–	$187,500
CHIEF FINANCIAL OFFICER AND SVP-FINANCE	2012	$180,000	$–	$–	$–	$–	$–	$–	$180,000

Rodney S. Kenley (4)	2013	$240,000	$10,000	$–	$–	$–	$–	$–	$250,000
PRESIDENT	2012	$240,000	$–	$–	$–	$–	$–	$–	$240,000

(1) The aggregate number of stock awards and stock option awards issued to Mr. Joyce and outstanding as of March 31, 2013 is 4,000,000 (see share restricted stock grant below) and 12,088,243, respectively.

(2) The aggregate number of stock awards and stock option awards issued to Dr. Tullis and outstanding as of March 31, 2013 is zero and 2,617,175, respectively.

(3) Mr. Frakes was appointed as Chief Financial Officer on September 27, 2010 after previously serving as Senior Vice President-Finance on a part-time basis.  The aggregate number of stock awards and stock option awards outstanding as of March 31, 2013 is zero and 500,000, respectively.

(4) Mr. Kenley was appointed President on October 27, 2011.  The aggregate number of stock awards and stock option awards issued to Mr. Kenley and outstanding as of March 31, 2013 is zero and 1,000,000, respectively.

In addition, Mr. Joyce was granted 4,000,000 shares of restricted common stock, at a price per share of $0.24, which vested in equal installments over a thirty-six month period commencing June 30, 2010; however Mr. Joyce deferred acceptance of the shares as permitted by the grant. All shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six month vesting period. We began recording the stock-based compensation expense associated with this grant in June 2010. As of July 10, 2013, Mr. Joyce has accepted all 4,000,000 shares of the grant. However, the 600,000 shares previously accepted by Mr. Joyce were pledged as collateral for a loan and have been retained and/or sold by the lender and are no longer owned by Mr. Joyce. It is anticipated that Mr. Joyce will receive stock certificates evidencing 3,400,000 shares in the next several weeks.

(5) See note 6 to our financial statements regarding the assumptions made in valuing the stock/option awards in the above table.

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

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR-END

The following table sets forth certain information concerning stock option awards granted to our named executive officers.

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR END

	OPTIONS AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)	EQUITY INCENTIVE PLAN AWARDS NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	DATE OF OPTION EXPIRATION
James A. Joyce	1,115,550(1)	–	–	$0.38	02/23/15
	557,775(1)	–	–	$0.38	02/23/15
	557,775(1)	–	–	$0.38	02/23/15
	2,857,143(1)	–	–	$0.21	12/18/15
	2,500,000(2)	–	–	$0.36	09/21/17
	2,000,000(3)	–	–	$0.25	02/21/19
	1,500,000(4)	500,000	–	$0.25	09/27/20

Richard H. Tullis	433,588(5)	–	–	$0.38	02/23/15
	433,587(5)	–	–	$0.38	02/23/15
	750,000(6)	–	–	$0.41	06/14/18
	1,000,000(7)	–	–	$0.25	09/27/20

James B. Frakes	500,000(8)	–	–	$0.25	09/27/20

Rodney S. Kenley	666,651(9)	333,349	–	$0.25	10/27/20

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

On March 26, 2012, Mr. Joyce entered into an Option Suspension Agreement whereby Mr. Joyce agreed not to exercise his stock options pending the filing of amended Articles of Incorporation of the Company increasing our authorized capital (which was completed in June 2012). Accordingly, none of Mr. Joyce’s options could be exercised until the amended Articles of Incorporation were filed. The agreement also provided Mr. Joyce certain protections in the event that the Company underwent a change of control transaction while exercise of his options was suspended. Such protections included the right to receive, in the form of cash payments, the positive value of his options (which remained subject to suspension) at the time of such transaction. As the Company has filed the amended Articles of Incorporation, the Agreement has lapsed and is no longer effective.

(5) This option was fully vested as of March 31, 2010. Subsequent to March 31, 2010, the expiration date of this option was extended to February 23, 2015 (see Item 13 to the Financial Statements).

(6) This option was fully vested as of December 15, 2011.

(7) The option was fully vested as of September 27, 2011.

(8) The option was fully vested as of September 27, 2011.

On March 26, 2012, Mr. Frakes entered into an Option Suspension Agreement whereby Mr. Frakes agreed not to exercise his stock options pending the filing of amended Articles of Incorporation of the Company increasing our authorized capital (which was completed in June 2012). Accordingly, none of Mr. Frakes’ options could be exercised until the amended Articles of Incorporation were filed. The agreement also provided Mr. Frakes certain protections in the event that the Company underwent a change of control transaction while exercise of his options was suspended. Such protections included the right to receive, in the form of cash payments, the positive value of his options (which remained subject to suspension) at the time of such transaction. As the Company has filed the amended Articles of Incorporation, the Agreement has lapsed and is no longer effective.

(9) The option vested 250,000 on October 27, 2011 and the remaining 750,000 vests over the 36 months following that date.

STOCK AWARDS

NAME	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED		MARKET VALUE OF SHARES OR UNITS THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED
	(#)		($)	(#)	($)

James A. Joyce	333,334	(1)	$80,000	–	$–
Richard H. Tullis, PhD	–		$–	–	$–
James B. Frakes	–		$–	–	$–
Rodney S. Kenley	–		$–	–	$–

(1) On June 8, 2009, Mr. Joyce was granted 4,000,000 shares of restricted common stock, at a price per share of $0.24, which vested in equal installments over a thirty-six month period commencing June 30, 2010; however Mr. Joyce may, from time to time, defer acceptance of the shares. All shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six month vesting period.  As of July 10, 2013, Mr. Joyce has accepted all 4,000,000 shares of the grant. However, the 600,000 shares previously accepted by Mr. Joyce were pledged as collateral for a loan and have been retained and/or sold by the lender and are no longer owned by Mr. Joyce. It is anticipated that Mr. Joyce will receive stock certificates evidencing 3,400,000 shares in the next several weeks.

DIRECTOR COMPENSATION FOR 2013 FISCAL YEAR

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended March 31, 2013.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James A. Joyce (1)	–	–	–	–	–	–	–
Richard H. Tullis (2)	–	–	–	–	–	–	–
Rodney S. Kenley (3)	–	–	–	–	–	–	–
Edward G. Broenniman (4)	5,000	–	34,539	–	–	–	39,539
Franklyn S. Barry, Jr. (5)	5,000	–	34,539	–	–	–	39,539
Chetan S. Shah, MD	–	–	–	–	–	–	–
Phillip A. Ward (6)	3,000	–	27,977	–	–	–	30,977
Thomas V. Wornham (7)	3,000	–	27,977	–	–	–	30,977

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

(4) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2013 are 0 and 1,869,251. Mr. Broenniman received a stock option grant of 460,526 shares on July 24, 2012 for his service as an outside director. The option vested 198,026 at grant, with 262,500 vesting in the June 2013 quarter.

(5) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2013 are 0 and 1,725,076. Mr. Barry received a stock option grant of 460,526 shares on July 24, 2012 for his service as an outside director. The option vested 198,026 at grant, with 262,500 vesting in the June 2013 quarter.

(6) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2013 are 0 and 373,026. Mr. Ward received a stock option grant of 373,026 shares on July 24, 2012 for his service as an outside director. The option vested 198,026 at grant, with 175,000 vesting in the June 2013 quarter.

(7) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2013 are 0 and 373,026. Mr. Wornham received a stock option grant of 373,026 shares on July 24, 2012 for his service as an outside director. The option vested 198,026 at grant, with 175,000 vesting in the June 2013 quarter.

Directors Compensation Program

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

At the beginning of each fiscal year, each Director eligible to participate in the New Program also will receive a grant of $20,000 worth of options valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year. These grants have not yet been issued for the 2014 fiscal year.

In addition, under the New Program eligible Directors will receive cash compensation equal to $500 for each committee meeting attended and $1,000 for each formal Board meeting attended.

In the fiscal year ended March 31, 2013, our Board of Directors granted, to our four outside directors, ten year options to acquire an aggregate of 1,667,105 shares of our common stock, all with an exercise price of $0.076 per share.

At March 31, 2013 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors, 514,550 outside directors’ options had been forfeited, 250,000 outside directors’ options had been exercised and 3,671,550 options remained outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of July 10, 2013, with respect to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of each class of our capital stock, (ii) each of our directors and director nominees (if any), (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. The term "executive officer" is defined as the President/Chief Executive Officer, Secretary, Chief Financial Officer/Treasurer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for the Company. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, excepted where otherwise noted:

TITLE OF CLASS	NAME AND ADDRESS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)	PERCENT OF BENEFICIAL OWNERSHIP
Common Stock	James A. Joyce, Chief Executive Officer and Director 8910 University Center Lane, Suite 660 San Diego, CA 92122	15,388,243 shares (3)	7.9%
Common Stock	Richard H. Tullis, PhD, Chief Scientific Officer and Director 8910 University Center Lane, Suite 660 San Diego, CA 92122	3,135,925 shares (4)	1.7%
Common Stock	Rodney S. Kenley, President and Director 8910 University Center Lane, Suite 660 San Diego, CA 92122	686,660 shares (5)	*
Common Stock	James B. Frakes, Chief Financial Officer 8910 University Center Lane, Suite 660 San Diego, CA 92122	510,000 shares (6)	*
Common Stock	Franklyn S. Barry, Jr., Director 8910 University Center Lane, Suite 660 San Diego, CA 92122	1,747,835 shares (7)	*
Common Stock	Edward G. Broenniman, Director 8910 University Center Lane, Suite 660 San Diego, CA 92122	2,051,425 shares (8)	1.1%
Common Stock	Chetan Shah, MD, Director 8910 University Center Lane, Suite 660 San Diego, CA 92122	13,000,000 shares (9)	7.0%
Common Stock	Phillip A. Ward, Director 8910 University Center Lane, Suite 660 San Diego, CA 92122	9,370,572 shares (10) (17)	4.99%
Common Stock	Thomas V. Wornham, Director 8910 University Center Lane, Suite 660 San Diego, CA 92122	512,847 shares (11)	*
Common Stock	Ellen R Weiner Family Revocable Trust (12) 10645 N. Tatum Blvd., Suite 200-166 Phoenix, AZ 85028	19,933,166 shares (13)	9.9%
Common Stock	Estate of Allen S. Bird PO Box 371179 Las Vegas, NV 89137	8,067,998 shares (13)	4.2%
Common Stock	Alpha Capital Anstalt (12) c/o LH Financial Services Corp. 150 Central Park South, 2nd Floor New York, NY 10019	9,587,799 shares (14)	4.99%
Common Stock	Rakesh Patel, MD (12)	9,936,715 shares (15)	5.3%
Common Stock	Adam Sackstein, MD (12)	9,791,460 shares (16)	5.3%
Common Stock	All Current Directors and Executive Officers as a Group (8 members)	46,403,507 shares (17)	22.0% (17)

*  Less than 1%

(1) Based on 182,552,460 shares of Common Stock outstanding on the transfer records of the Company as of July 10, 2013.

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

(3) Includes 2,231,100 stock options exercisable at $0.38 per-share, 2,857,143 stock options exercisable at $0.21 per share, 2,500,000 stock options exercisable at $0.36 per share and 4,000,000 stock options exercisable at $0.25 per share.

In addition, Mr. Joyce was granted 4,000,000 shares of restricted common stock, which vested over a 36-month period commencing June 30, 2010. As of July 10, 2013, Mr. Joyce has accepted all 4,000,000 shares of the grant. However, the 600,000 shares previously accepted by Mr. Joyce were pledged as collateral for a loan and have been retained and/or sold by the lender and are no longer owned by Mr. Joyce. It is anticipated that Mr. Joyce will receive stock certificates evidencing 3,400,000 shares in the next several weeks.

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

(5) Includes 666,660 stock options exercisable at $0.25 per share. An additional 333,340 stock options (exercisable at $0.25 per share) granted to Mr. Kenley are excluded from the table as that portion will vest after 60 days from March 31, 2013.

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

(7) Includes 264,550 stock options exercisable at $0.38 per share, 500,000 stock options exercisable at $0.41 per share, 416,666 stock options exercisable at $0.25 per share and 460,526 stock options exercisable at $0.076 per share. An additional 83,334 stock options (exercisable at $0.25 per share) granted to Mr. Barry are excluded from the table as that portion will vest after 60 days from March 31, 2013.

(8) Includes 308,725 stock options exercisable at $0.38 per share, 500,000 stock options exercisable at $0.41 per share, 500,000 stock options exercisable at $0.25 per share and 460,526 stock options exercisable at $0.076 per share. An additional 100,000 stock options (exercisable at $0.25 per share) granted to Mr. Broenniman are excluded from the table as that portion will vest after 60 days from March 31, 2013.

(9) Includes warrants to purchase 4,250,000 shares of common stock at exercise prices ranging from $0.093 per share to $0.125 per share.

(10) Includes 373,026 stock options exercisable at $0.076 per share.  Also includes certain shares issuable upon the conversion of convertible notes and exercise of warrants held by Phillip A. Ward. Mr. Ward owns a convertible note in the principal amount of $100,000 convertible into 1,111,111 shares of common stock at $0.09 per share; and a convertible note in the principal amount of $157,656 convertible into 1,751,733 shares of common stock at $0.09 per share; and warrants to purchase 100,000 shares of common stock at an exercise price of $0.176 per share; warrants to purchase 194,118 shares of common stock at an exercise price of $0.17 per share; warrants to purchase 555,556 shares of common stock at an exercise price of $0.18 per share; warrants to purchase 555,556 shares of common stock at an exercise price of $0.18 per share; warrants to purchase 555,556 shares of common stock at an exercise price of $0.18 per share; warrants to purchase 194,118 shares of common stock at an exercise price of $0.17 per share; warrants to purchase 1,111,111 shares of common stock at $0.125 per share; and warrants to purchase 1,751,735 shares of common stock at $0.125 per share. Mr. Ward's beneficial ownership is limited contractually to the extent that exercise of such notes and warrants would cause the aggregate number of shares of common stock beneficially owned by Mr. Ward to exceed 4.99% of our outstanding shares. Accordingly, beneficial ownership for Mr. Ward does not reflect 3,019,063 shares underlying such notes and warrants that would cause the number of shares beneficially owned by Mr. Ward to be 6.5% of our outstanding shares.

(11) Includes 373,026 stock options exercisable at $0.076 per share.

(12) More-than-5% stockholder.

(13) Includes certain shares issuable upon conversion of a convertible note and exercise of warrants held by the Ellen R. Weiner Family Revocable Trust (the "Trust") and all shares issuable upon conversion of a convertible note and exercise of warrants held by the Estate of Allan S. Bird (the "Estate"). The Trust owns a convertible promissory note in the principal amount of $660,000 convertible into 15,751,790 shares at $0.0419 per share and 8,769,897 warrants to purchase common shares at $0.0419 per share. The Estate owns a convertible promissory note in the principal amount of $225,000 convertible into 5,369,928 shares at $0.0419 per share and 2,698,070 warrants to purchase common shares at $0.0419 per share. Beneficial ownership by each of the Trust and the Estate is limited contractually to the extent that such conversion or exercise would cause the aggregate number of shares of common stock beneficially owned by either to exceed 9.9%. Accordingly, beneficial ownership for the Trust does not reflect 5,728,854 shares underlying the convertible note and warrants that would cause the number of shares beneficially owned by the Trust to be 12.4% of our outstanding shares. Mr. Bird was Ms. Weiner's father-in-law. The Ellen R. Weiner Family Trust disclaims any beneficial ownership of the Estate's note, associated warrants and underlying common stock. The Estate of Mr. Bird disclaims any beneficial ownership of the Trust's note, associated warrants and underlying common stock.

(14) Includes certain shares issuable upon the conversion of convertible notes and exercise of warrants held by Alpha Capital Anstalt (“Alpha”). Alpha owns a convertible note in the principal amount of $210,000 convertible into 3,846,153 shares of common stock at $0.0546 per share; a convertible note in the principal amount of $275,000 convertible into 5,036,630 shares of common stock at $0.0546 per share; and a convertible note in the principal amount of $122,500 convertible into 2,041,667 shares of common stock at $0.06 per share; and warrants to purchase 1,237,500 shares of common stock at an exercise price of $0.07 per share; warrants to purchase 495,000 shares of common stock at an exercise price of $0.07 per share; warrants to purchase 1,375,000 shares of common stock at an exercise price of $0.07 per share; warrants to purchase 1,375,000 shares of common stock at an exercise price of $0.07 per share; warrants to purchase 3,257,500 shares of common stock at an exercise price of $0.07 per share; warrants to purchase 3,257,500 shares of common stock at an exercise price of $0.07 per share; and warrants to purchase 2,178,571 shares of common stock at an exercise price of $0.07 per share. Alpha’s beneficial ownership is limited contractually to the extent that exercise of such notes and warrants would cause the aggregate number of shares of common stock beneficially owned by Alpha to exceed 4.99% of our outstanding shares. Accordingly, beneficial ownership for Alpha does not reflect 14,512,722 shares underlying such notes and warrants that would cause the number of shares beneficially owned by Alpha to be 11.7% of our outstanding shares.

(15) Includes warrants to purchase 3,312,238 shares of common stock at exercise prices ranging from $0.093 per share to $0.125 per share.

(16) Includes warrants to purchase 3,185,496 shares of common stock at exercise prices ranging from $0.086 per share to $0.125 per share.

(17) As Mr. Ward’s beneficial ownership is limited contractually, beneficial ownership for the directors and executive officers as a group does not reflect 3,019,063 shares underlying Mr. Ward’s notes and warrants that would cause the number of shares beneficially owned by the group to be 23.4% of our outstanding shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes all transactions since April 1, 2011, and all proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

On June 8, 2009, the Board of Directors had approved the grant of 4,000,000 shares of restricted common stock, at a price per share of $0.24 to Mr. James Joyce, our Chief Executive Officer, with the shares vesting over a thirty-six month period commencing June 30, 2010. On May 21, 2010, the Board of Directors agreed that Mr. Joyce may, from time to time, defer acceptance of the shares under the vesting schedule provided that all shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six month vesting period. As of July 10, 013, Mr. Joyce has accepted all of such shares. However, the 600,000 shares previously accepted by Mr. Joyce were pledged as collateral for a loan and have been retained and/or sold by the lender and are no longer owned by Mr. Joyce. It is anticipated that Mr. Joyce will receive stock certificates evidencing 3,400,000 shares in the next several weeks.

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

On July 24, 2012, our Board of Directors granted, to our four outside directors, ten year options to acquire an aggregate of 1,667,105 shares of our common stock, all with an exercise price of $0.076 per share.

On June 26, 2012, prior to joining our Board of Directors, Mr. Wornham purchased $10,000 of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock at a price per share of $0.072 and (ii) a warrant to purchase such number of shares of Common Stock as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.072 (the "Warrant Shares") at an exercise price of $0.107 per Warrant Share.

In July and August 2011, we entered into two convertible notes with trusts controlled by Mr. Ward. Those notes totaled $257,656.  Those notes had a fixed conversion price of $0.09 per share and carried an interest rate of 10%.  The convertible notes matured in July and August 2012.  As part of the convertible note transaction, we also issued five year warrants to purchase 2,862,846 shares of common stock at $0.125 per share.

Between March 2012 and June 2013, Dr. Shah participated in several private equity placements under which he invested an aggregate amount of $625,556 into Aethlon Medical and in return received 8.5 million restricted shares of our Common Stock and seven year warrants to purchase 4,250,000 shares of our Common Stock.

In June 2013, we borrowed $80,000 at a 10% interest rate from Mr. Ward. We repaid that loan and paid accrued interest of $133 to Mr. Ward in June 2013.

In July 2013, we borrowed $400,000 from Mr. Ward and Dr. Shah under 90 day notes bearing 10% interest (the “Notes”). If we do not pay back those loans by October 9, 2013, then the notes will bear interest at a penalty rate of 12% and the noteholders will have the right at their discretion (i) to convert their principal and accrued interest into shares of common stock at $0.088 per share (the “Conversion Price”) and (ii) receive warrants to purchase common stock equal to 50% of the principal converted under the Notes, with an exercise price of $0.132 per share. We have reserved 6,931,818 shares of common stock to support the conversion in full of the Notes and accrued interest as well as the exercise in full of the warrants (should such conversion and/or issuance occur). These securities are not reflected in the Beneficial Ownership Table (Item 12 above) since neither Mr. Ward nor Dr. Shah has the right under the terms of the Notes to acquire common stock or common stock warrants within sixty days of the date of issuance of the Notes.

Director Independence

Each of Mr. Barry, Mr. Broenniman, Dr. Shah, Mr. Ward and Mr. Wornham is an independent director as that term is defined by NYSE Rule 303A.02(a). The Company currently has a compensation and audit committee. Of the members of the Company's board of directors, each of Mr. Barry, Mr. Broenniman, Dr. Shah, Mr. Ward and Mr. Wornham meets the NYSE's independence standards for members of such committees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services billed by Squar, Milner, Peterson, Miranda & Williamson LLP ("Squar Milner") for the fiscal years ended March 31, 2013 and 2012:

	Fiscal Year	Fiscal Year
	2013	2012

Audit Fees (1)	$104,032	$113,571
Audit Related Fees (2)	5,774	2,500
Tax Fees (3)	3,850	5,239
All Other Fees (4)	–	–
	$113,656	$121,310

(1) Audit fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for fiscal 2013 and 2012 and for reviews of the financial statements included in each of our quarterly reports on Form 10-Q during fiscal 2013 and 2012.

(2) Audit Related Fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in Audit Related Fees for fiscal 2013 and 2012 are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.

(3) Tax fees include the aggregate fees billed during fiscal year 2013 and 2012 for professional services for preparation of income tax returns.

(4) All Other Fees consist of fees paid for products and services other than the Services reported above.  No such fees were billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for fiscal 2013 or 2012.

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

1. Consolidated Financial Statements for the years ended March 31, 2013 and 2012:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Exhibits

2.1	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Aethlon, Inc. dated March 10, 1999 (1)

2.2	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Hemex, Inc. dated March 10, 1999 (1)

2.3	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Syngen Research, Inc. (2)

2.4	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Cell Activation, Inc. (3)

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (4)

3.2	Bylaws of Aethlon Medical, Inc., as amended *

4.1	Amended and Restated 2003 Consultant Stock Plan (5)

4.2	Amended 2010 Stock Incentive Plan (6)

10.1	Employment Agreement between Aethlon Medical, Inc. and James A. Joyce dated April 1, 1999 (7)++

10.2	Patent License Agreement by and amongst Aethlon Medical, Inc., Hemex, Inc., Dr. Julian L. Ambrus and Dr. David O. Scamurra (8)

10.3	Employment Agreement by and between Aethlon Medical, Inc. and Dr. Richard H. Tullis (8)++

10.4	Cooperative Agreement by and between Aethlon Medical, Inc. and George Mason University (9)

10.5	Stock Option Agreement by and between Aethlon Medical, Inc. and James A Joyce (10)++

10.6	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis (10)++

10.7	Stock Option Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry, Jr. (10)++

10.8	Stock Option Agreement by and between Aethlon Medical, Inc. and Ed Broenniman (10)++

10.9	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce(11)++

10.10	Option Agreement by and between Aethlon Medical, Inc. and Trustees of Boston University (12)

10.11	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce (13)++

10.12	Option Suspension Agreement dated June 29, 2009 (14)++

10.13	Form of Class C Common Stock Purchase Warrant (15)

10.14	Form of 10% Convertible Note (15)

10.15	Stock Option Agreement of James A. Joyce (16)++

10.16	Stock Option Agreement of Franklyn S. Barry (16)++

10.17	Stock Option Agreement of Edward G. Broenniman (16)++

10.18	Stock Option Agreement of Richard H. Tullis (16)++

10.19	Form of Liquidated Damages Note dated December 30, 2008 (17)

10.20	Form of Common Stock Purchase Warrant (18)

10.21	Form of Unit Subscription Agreement (18)

10.22	Form of Common Stock Purchase Warrant dated July 10, 2009 (19)

10.23	Form of Common Stock Purchase Warrant dated August 24, 2009 (20)

10.24	Office Lease by and between Glenborough Aventine, LLC and Aethlon Medical, Inc. dated September 16, 2009 (4)

10.25	Standard Industrial Net Lease by and between Sorrento Business Complex and Aethlon Medical, Inc. dated September 28, 2009 (4)

10.26	Form of 10% Convertible Note (21)

10.27	Form of Class C Common Stock Purchase Warrant (21)

10.28	First Amendment to Lease by and between Glenborough Aventine, LLC and Aethlon Medical, Inc. dated February 1, 2010 (21)

10.29	Securities Purchase Agreement by and between Aethlon Medical, Inc. and Gemini Master Fund, Ltd. dated February 12, 2010 (21)

10.30	Convertible Promissory Note issued by Aethlon Medical, Inc. to Gemini Master Fund, Ltd. dated February 12, 2010 (21)

10.31	Warrant to Purchase Common Stock issued by Aethlon Medical, Inc. to Gemini Master Fund, Ltd. dated February 12, 2010 (21)

10.32	Secured Promissory Note issued to Aethlon Medical, Inc. by Gemini Master Fund, Ltd. dated February 12, 2010 (21)

10.33	Form of Amended and Restated 12% Convertible Note(22)

10.34	Form of Amended and Restated Warrant (22)

10.35	Form of Amended and Restated Warrant (QB) (22)

10.36	Form of Amended and Restated Registration Rights Agreement (22)

10.37	Note and Warrant Purchase Agreement by and between Aethlon Medical, Inc. and Tonaquint, Inc. dated July 15, 2010 (23)

10.38	Secured Convertible Promissory Note issued by Aethlon Medical, Inc. to Tonaquint, Inc. dated July 15, 2010 (23)

10.39	Warrant to Purchase Shares of Common Stock issued by Aethlon Medical, Inc. to Tonaquint, Inc. dated July 15, 2010 (23)

10.40	Buyer Trust Deed Note #1 issued to Aethlon Medical, Inc. by Tonaquint, Inc. dated July 15, 2010 (23)

10.41	Form of Buyer Trust Deed Note #2 dated July 15, 2010 (23)

10.42	Trust Deed issued by Tonaquint, Inc. for the benefit of Aethlon Medical, Inc. dated July 15, 2010 (23)

10.43	Escrow Agreement by and among Tonaquint, Inc., Aethlon Medical, Inc. and Griffiths & Turner/GT Title Services, Inc. dated July 15, 2010 (23)

10.44	Deed of Reconveyance executed by Tonaquint, Inc. in favor of Aethlon Medical, Inc. dated July 15, 2010 (23)

10.45	Form of Request for Full Reconveyance (23)

10.46	Irrevocable Instructions to Transfer Agent dated July 15, 2010 (23)

10.47	Form of Subscription Agreement dated September 2010 (24)

10.48	Form of Class [A/B] Common Stock Purchase Warrant dated September 2010 (24)

10.49	Form of Convertible Promissory Note dated September 2010 (24)

10.50	Offer of Employment by and between Aethlon Medical, Inc. and Rodney S. Kenley dated October 27, 2010 (25)++

10.51	Stock Option Agreement of Rodney S. Kenley dated October 27, 2010 (25)++

10.52	Settlement Agreement by and between Aethlon Medical, Inc. and Gemini Master Fund, Ltd. dated November 22, 2010 (26)

10.53	Warrant to Purchase Shares of Common Stock issued by Aethlon Medical, Inc. to Gemini Master Fund, Ltd. dated November 22, 2010 (26)

10.54	Extension Agreement by and between Aethlon Medical, Inc. and Gemini Master Fund, Ltd. dated March 21, 2011 (27)

10.55	Amended and Restated Convertible Promissory Note issued by Aethlon Medical, Inc. to Gemini Master Fund, Ltd. dated February 15, 2011 (27)

10.56	Form of Subscription Agreement dated April 1, 2011 (28)

10.57	Form of Convertible Promissory Note dated April 1, 2011 (28)

10.58	Form of Class A Common Stock Purchase Warrant dated April 1, 2011 (28)

10.59	Form of Class B Common Stock Purchase Warrant dated April 1, 2011 (28)

10.60	Termination Agreement dated June 28, 2011 (30)

10.61	Unsecured Promissory Note dated June 28, 2011 (30)

10.62	Settlement Agreement dated August 15, 2011 (31)

10.63	Subscription Agreement dated September 23, 2011 (32)

10.64	Form of Convertible Promissory Note dated September 23, 2011 (32)

10.65	Form of Class A Common Stock Purchase Warrant dated September 28, 2011 (32)

10.66	Subscription Agreement dated November 10, 2011 (33)

10.67	Form of 5% OID Unsecured Convertible Debenture dated November 10, 2011 (33)

10.68	Form of Common Stock Purchase Warrant dated November 10, 2011 (33)

10.69	Supplement No. 1 to the Securities Purchase Agreement dated November 2011 (34)

10.70	Unit Subscription Agreement dated March 29, 2012 (35)

10.71	Form of Common Stock Purchase Warrant dated March 29, 2012 (35)

10.72	Unit Subscription Agreement dated June 19, 2012 (36)

10.73	Form of Common Stock Purchase Warrant dated June 19, 2012 (36)

10.74	Unit Subscription Agreement dated August 29, 2012 (37)

10.75	Form of Common Stock Purchase Warrant dated August 29, 2012 (37)

10.76	Unit Subscription Agreement dated October, November and December 2012 (38)

10.77	Form of Common Stock Purchase Warrant dated October, November and December 2012 (38)

10.78	Form of Convertible Promissory Note dated July 9, 2013 *

14	Code of Ethics (29)

21	List of subsidiaries (22)

23.1	Consent of Independent Registered Public Accounting Firm (Squar, Milner, Peterson, Miranda & Williamson, LLP) *

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith

++ Indicates a management contract or compensatory plan or arrangement

(1)   Filed with the Company's Current Report on Form 8-K dated March 26, 1999 and incorporated by reference.

(2)   Filed with the Company's Current Report on Form 8-K dated January 24, 2000 and incorporated by reference.

(3)   Filed with the Company's Current Report on Form 8-K dated April 25, 2000 and incorporated by reference.

(4)   Filed with the Company's Annual Report on Form 10-K filed on June 29, 2012 for the year ended March 31, 2012 and incorporated by reference.

(5)   Filed with the Company Registration Statement on Form S-8 (File No. 333-164939) filed on February 17, 2010 and incorporated by reference.

(6)   Filed with the Company’s Registration Statement on Form S-8 (File No. 333-182902) filed on July 27, 2012 and incorporated by reference.

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

(34)  Filed with the Company’s Current Report on Form 8-K dated February 29, 2012 and incorporated by reference.

(35)  Filed with the Company’s Current Report on Form 8-K dated April 6, 2012 and incorporated by reference.

(36)  Filed with the Company’s Current Report on Form 8-K dated June 26, 2012 and incorporated by reference.

(37)  Filed with the Company’s Current Report on Form 8-K dated September 6, 2012 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of July, 2013.

By:	/s/ JAMES A. JOYCE
James A. Joyce
Chairman, Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. JOYCE	Chairman of the Board and Chief Executive Officer	July 15, 2013
James A. Joyce

/s/ JAMES B. FRAKES	Chief Financial Officer	July 15, 2013
James B. Frakes

/s/ FRANKLYN S. BARRY, JR.	Director	July 15, 2013
Franklyn S. Barry, Jr.

/s/ EDWARD G. BROENNIMAN	Director	July 15, 2013
Edward G. Broenniman

/s/ RICHARD H. TULLIS	Director	July 15, 2013
Richard H. Tullis

/s/ RODNEY S. KENLEY	Director	July 15, 2013
Rodney S. Kenley

/s/ PHILLIP A. WARD	Director	July 15, 2013
Phillip A. Ward

/s/ THOMAS V. WORNHAM	Director	July 15, 2013
Thomas V. Wornham

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aethlon Medical, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Aethlon Medical, Inc. and Subsidiary (the "Company") as of March 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aethlon Medical, Inc. and Subsidiary as of March 31, 2013 and 2012 and the consolidated results of their operations and cash flows for each of the years in the two-year period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations, is in default on certain debt agreements, and has negative working capital of approximately $9,277,000 and an accumulated deficit of approximately $61,475,000 as of March 31, 2013. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

NEWPORT BEACH, CALIFORNIA

JULY 15, 2013

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	March 31, 2012
ASSETS
CURRENT ASSETS
Cash	$125,274	$143,907
Accounts receivable	208,781	400,114
Deferred financing costs	863	120,563
Prepaid expenses	29,602	31,452

TOTAL CURRENT ASSETS	364,520	696,036

NON-CURRENT ASSETS
Property and equipment, net	145	1,465
Patents, net	121,653	130,817
Deposits	10,376	10,376

TOTAL ASSETS	$496,694	838,694

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$822,832	$586,340
Due to related parties	736,070	730,070
Notes payable	321,381	654,796
Convertible notes payable, net of discounts	2,367,631	3,005,473
Derivative liabilities	3,588,239	3,588,615
Accrued liquidated damages	437,800	437,800
Other current liabilities	1,367,185	1,131,221

TOTAL CURRENT LIABILITIES	9,641,138	10,134,315

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 500,000,000 and 250,000,000 shares authorized at March 31, 2013 and 2012, respectively; 173,674,201 and 117,515,892 issued and outstanding at March 31, 2013 and 2012, respectively	173,685	117,518
Additional paid-in capital	52,157,196	47,170,146
Accumulated deficit	(61,475,325)	(56,583,285)

TOTAL STOCKHOLDERS’ DEFICIT	(9,144,444)	(9,295,621)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$496,694	$838,694

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	Years Ended March 31,
	2013	2012
REVENUES:
Government contract revenue	$1,230,004	$1,358,189
Product sales	–	1,432
Total revenues	1,230,004	1,359,621

OPERATING EXPENSES
Professional fees	1,892,270	1,566,827
Payroll and related	2,166,989	2,054,550
General and administrative	746,099	852,579
	4,805,358	4,473,956
OPERATING LOSS	(3,575,354)	(3,114,335)

OTHER (INCOME) EXPENSE
Loss on debt conversion and on debt extinguishment	139,839	77,265
Change in fair value of derivative liabilities	44,705	766,903
Interest and other debt expenses	1,132,314	3,793,758
Interest income and other	(172)	359,079
	1,316,686	4,997,005

NET LOSS	$(4,892,040)	$(8,111,340)

Basic and diluted net loss per share	$(0.03)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	149,223,601	101,765,705

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	(DEFICIT)
BALANCE - MARCH 31, 2011	77,467,361	$77,469	$42,418,778	$(48,471,945)	$(5,975,698)

Issuance of common stock for cash	3,750,000	$3,750	$296,250	$–	$300,000

Issuances of common stock upon conversions of notes payable	28,859,559	28,856	2,029,434	–	2,058,290

Issuance of common stock under warrant exercises	3,699,914	3,700	(3,700)	–	–

Issuance of common stock for services	3,451,558	3,455	338,092	–	341,547

Patent license fees paid with issuance of common stock	287,500	288	16,962	–	17,250

Reclassification of warrant derivative liability into equity	–	–	289,124	–	289,124

Debt discount recorded in connection with beneficial conversion feature	–	–	792,878	–	792,878

Non-cash interest expense	–	–	156,100	–	156,100

Loss on debt extinguishment	–	–	77,265	–	77,265

Stock-based compensation expense	–	–	758,963	–	758,963

Net loss	–	–	–	(8,111,340)	(8,111,340)

BALANCE - MARCH 31, 2012	117,515,892	$117,518	$47,170,146	$(56,583,285)	$(9,295,621)

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	(DEFICIT)
BALANCE - MARCH 31, 2012	117,515,892	$117,518	$47,170,146	$(56,583,285)	$(9,295,621)

Issuance of common stock for cash	29,724,545	29,726	2,080,108	–	2,109,834

Issuances of common stock upon conversions of notes payable	21,941,154	21,941	1,673,118	–	1,695,059

Issuance of common stock for services	2,896,181	2,896	256,139	–	259,035

Patent license fees paid with issuance of common stock	246,429	246	17,004	–	17,250

Reclassification of warrant derivative liability into equity	–	–	45,081	–	45,081

Issuance of common stock for interest	116,000	120	11,726	–	11,846

Loss on debt conversion	1,234,000	1,238	138,601	–	139,839

Stock-based compensation expense	–	–	765,273	–	765,273

Net loss	–	–	–	(4,892,040)	(4,892,040)

BALANCE - MARCH 31, 2013	173,674,201	$173,685	$52,157,196	$(61,475,325)	$(9,144,444)

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(4,892,040)	$(8,111,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,484	17,219
Loss on debt extinguishment	–	77,265
Non-cash interest expense	11,846	694,836
Loss on debt conversion	139,839	–
Change in estimated fair value of derivative liabilities	44,705	766,903
Loss on settlement of convertible note termination	–	360,186
Fair market value of equity instruments issued for services	259,035	341,547
Stock based compensation	765,273	758,963
Patent license fees paid with issuance of common stock	17,250	17,250
Amortization of debt discount and deferred financing costs	594,358	2,598,861

Changes in operating assets and liabilities:
Accounts receivable	191,333	(400,114
Prepaid expenses	1,850	(1,741)
Other assets	–	5,930
Accounts payable and accrued liabilities	751,210	920,380
Due to related parties	6,000	112,500

Net cash used in operating activities	(2,098,857)	(1,841,355)

Cash flows from investing activities:
Purchases of property and equipment	–	(1,735)

Net cash used in investing activities	–	(1,735)

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	2013	2012
Cash flows from financing activities:
Principal repayments of notes payable	(29,610)	(223,078)
Proceeds from the issuance of convertible notes payable	–	1,694,371
Proceeds from the collection of secured notes receivable	–	200,000
Net proceeds from the issuance of common stock	2,109,834	300,000

Net cash provided by financing activities	2,080,224	1,971,293

Net (decrease) increase in cash	(18,633)	128,203

Cash at beginning of year	143,907	15,704

Cash at end of year	$125,274	$143,907

Supplemental disclosure of cash flow information - Cash paid during the year for:
Interest	$2,821	$29,645
Income taxes	$–	$–

Supplement information for non-cash investing and financing activities:

Conversion of debt, accrued liabilities and accrued interest to common stock	$1,695,059	$2,058,290
Debt discount on notes payable associated with embedded conversion feature and detachable warrants	$–	$1,362,082
Reclassification of accounts payable to notes payable	$–	$124,610
Recording deferred financing costs associated with notes payable and convertible notes payable	$7,500	$367,445
Reclassification of warrant derivative liability into equity	$45,081	$289,124
Reclassification of note payable to convertible notes payable	$75,000	$–

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aethlon Medical, Inc. ("Aethlon", the "Company", "we" or "us") is a medical device company focused on creating innovative devices that address unmet medical needs in cancer, infectious disease and other life-threatening conditions. At the core of our developments is the Aethlon ADAPT™ (Adaptive Dialysis-Like Affinity Platform Technology) system, a medical device platform that converges single or multiple affinity drug agents with advanced plasma membrane technology to create therapeutic filtration devices that selectively remove harmful particles from the entire circulatory system without loss of essential blood components. On June 25, 2013, the United States Food and Drug Administration (FDA) approved an Investigational Device Exemption (IDE) that allows us to initiate human feasibility studies of the Aethlon Hemopurifier® in the United States. Under the feasibility study protocol, we will enroll ten end-stage renal disease patients who are infected with the Hepatitis C virus (HCV) to demonstrate the safety of Hemopurifier therapy. Successful completion of this study will allow us the opportunity to initiate pivotal studies that are required for market clearance to treat HCV and other disease conditions in the United States.

Successful outcomes of human trials will also be required by the regulatory agencies of certain foreign countries where we intend to sell this device. Some of our patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier(R) treatment technology.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations, are in default on certain debt agreements, and have negative working capital of approximately $9,277,000, and an accumulated deficit of approximately $61,475,000 at March 31, 2013. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2014 through debt and/or equity financing arrangements as well as through the receipts under our original DARPA contract and the related subcontract with Battelle (See Note 14).

We are currently addressing our liquidity issue by seeking additional investment capital through private placements of common stock and debt and by applying for additional grants issued by government agencies in the United States. We believe that our cash on hand and funds expected to be received from additional private investment and/or government grants will be sufficient to meet our liquidity needs for fiscal 2014. However, no assurance can be given that we will receive any funds in addition to the funds we have received to date.

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

MARCH 31, 2013 AND 2012

RISKS AND UNCERTAINTIES

We operate in an industry that is subject to intense competition, government regulation and rapid technological change. Our operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, and including the potential risk of business failure.

USE OF ESTIMATES

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, revenue recognition, realization of long-lived assets, valuation of derivative liabilities, estimating fair value associated with debt and equity transactions and valuation of deferred tax assets. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Accounting standards define "cash and cash equivalents" as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest to be cash equivalents.  As of March 31, 2013 and 2012, we had no assets that were classified as cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of our cash, accounts receivable, accounts payable and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the notes payable approximates their fair value due to the short maturity of the notes and as the interest rate approximates current market interest rates for similar instruments. Derivative liabilities recorded in connection with warrants and embedded conversion features of certain convertible notes payable are reported at their estimated fair value, with changes in fair value being reported in results of operations (see Note 12).

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

We do not have any assets or liabilities that are measured at fair value on a recurring basis and, during the years ended March 31, 2013 and 2012, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis except as described in Note 12 under derivative liabilities.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at two financial institutions in checking accounts and related cash management accounts. In October 2008, the Federal Deposit Insurance Corporation ("FDIC") increased the maximum level of deposit insurance at financial institutions from $100,000 to $250,000. Our cash balances were below such insured amounts at both March 31, 2013 and 2012.

All of our accounts receivable at March 31, 2013 and 2012 and all of our revenue in the fiscal year ended March 31, 2013 were from the U.S. Department of Defense.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the fiscal years ended March 31, 2013 and 2012.

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

As of March 31, 2013 and 2012, a total of 142,701,202 and 130,756,916 potential common shares, consisting of shares underlying outstanding stock options, warrants and convertible notes payable were excluded as their inclusion would be antidilutive.

SEGMENTS

We currently operate in one segment, and accordingly, no additional segment related disclosures are required.

DEFERRED FINANCING COSTS

Costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt using the effective interest method.  We recorded amortization expense related to our deferred offering costs of $127,200 and $404,614 during the fiscal years ended March 31, 2013 and 2012, respectively.

REVENUE RECOGNITION

With respect to revenue recognition, we entered into a government contract with DARPA and have recognized revenue of $1,230,004 and $1,358,189 under that contract during the fiscal years ended March 31, 2013 and 2012, respectively. We adopted the Milestone method of revenue recognition for the DARPA contract under ASC 605-28 “Revenue Recognition – Milestone Method” and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method for the fiscal years ended March 31, 2013 and 2012.

In order to account for this contract, we identify the deliverables included within the contract and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has standalone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

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

MARCH 31, 2013 AND 2012

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

STOCK-BASED COMPENSATION

Employee stock options and rights to purchase shares under stock participation plans are accounted for under the fair value method. Accordingly, share-based compensation is measured when all granting activities have been completed, generally the grant date, based on the fair value of the award. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the OTCBB on the date of grant. Compensation cost recognized by the Company includes (a) compensation cost for all equity incentive awards granted prior to April 1, 2006, but not yet vested, based on the grant-date fair value estimated in accordance with the original provisions of the then current accounting standards, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of subsequent accounting standards. We use a Binomial Lattice option pricing model for estimating fair value of options granted (see Note 6).

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on loss per common share during the years ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Vesting of Stock Options	$355,578	$372,296
Incremental fair value of option Modifications	23,028	–
Vesting Expense Associated with CEO Restricted Stock Grant	386,667	386,667
Total Stock-Based Compensation Expense	$765,273	$758,963

Basic and diluted loss per common share	$(0.01)	$(0.01)

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2013 was insignificant.

PATENTS

Patents include both foreign and domestic patents. There were several patents pending at March 31, 2013. We capitalize the cost of patents and patents pending, some of which were acquired, and amortize such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. The unamortized costs of patents and patents pending is written off when we determine there is no future benefit to those assets.

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

MARCH 31, 2013 AND 2012

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

RESEARCH AND DEVELOPMENT EXPENSES

We incurred approximately $1,440,000 and $1,089,000 of research and development expenses for the years ended March 31, 2013 and 2012, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

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

2. PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	March 31, 2013	March 31, 2012
Furniture and office equipment at cost	$289,031	$289,031
Accumulated depreciation	(288,886)	(287,566)
	$145	$1,465

Depreciation expense for the years ended March 31, 2013 and 2012 approximated $1,000 and $8,000, respectively.

3. PATENTS

Patents consist of the following:

	March 31, 2013	March 31, 2012
Patents	$157,442	$157,442
Patents pending and trademarks	54,203	54,203
Accumulated amortization	(89,992)	(80,828)
	$121,653	$130,817

Amortization of patents for the years ended March 31, 2013 and 2012 approximated $9,000. Future amortization expense on patents is estimated to be approximately $9,000 per year based on the estimated life of the patents. The weighted average remaining life of our patents is approximately 7.5 years.

4. NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2013		March 31, 2012
	Principal Balance	Accrued Interest	Principal Balance	Accrued Interest
12% Notes payable, past due	$185,000	$326,062	$185,000	$298,312
10% Note payable, past due	5,000	5,875	5,000	5,375
IP Law Firm Note	–	–	29,610	986
Law Firm Note	–	–	75,000	104
Tonaquint Note	131,381	1,629	360,186	1,835
Total	$321,381	$333,566	$654,796	$306,612

During the fiscal year ended March 31, 2013, we recorded interest expense of $57,966 related to the contractual interest rates of our notes payable.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On April 21, 2010, a holder of $100,000 of the12% Notes converted his principal balance and $71,758 of accrued interest into 687,033 shares of common stock at an agreed conversion price of $0.25 per share. We incurred a loss upon this conversion of $68,703 since the closing price of our common stock was $0.35 at the date of conversion. At March 31, 2013, 12% Notes with a principal balance of $185,000 are outstanding, all of which are past due, in default, and bearing interest at the default rate of 15%. At March 31, 2013, interest payable on the 12% Notes totaled $326,062.

10% NOTES

At March 31, 2013, one 10% Note in the amount of $5,000, which is past due and in default, remained outstanding. At March 31, 2013, interest payable on this note totaled $5,875.

Management's plans to satisfy the remaining outstanding balance on these 12% and 10% Notes include converting the notes to common stock at market value or repayment with available funds.

IP LAW FIRM NOTE

On August 2, 2011, we entered into a Promissory Note with our intellectual property law firm for the amount of $49,610, which represented the amount we owed to that firm. The Promissory Note calls for monthly payments of $5,000 from August 2011 through December 2011. From the period August 2 through March 31, 2012, we made four $5,000 payments, and as a result, have reduced the note balance to $29,610 as of March 31, 2012.  The note bore interest at 10% per annum and at March 31, 2012, interest payable on this note totaled $986.  We paid off this note with cash in April 2012.

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

We subsequently extended the note initially to July 31, 2012 and then to July 31, 2013 and subsequently to August 31, 2013 (see Note 14) and converted $236,305 of the principal of the note into common stock (see Note 6). We also recorded into principal $7,500 of the lender’s legal fees related to documentation of the extension agreement. During the fiscal year ended March 31, 2013, we recorded a loss on conversion of $82,627 on those partial conversions. At March 31, 2013, the balance of this note was $131,381 and accrued interest totaled $1,629.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consist of the following at March 31, 2013:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Amended and Restated Series A 12% Convertible Notes, past due	$885,000	$–	$885,000	$398,250
2008 10% Convertible Notes, past due	25,000	–	25,000	15,417
December 2006 10% Convertible Notes, past due	17,000	–	17,000	15,888
October & November 2009 10% Convertible Notes	50,000	(389)	49,611	20,000
April 2010 10% Convertible Note	75,000	(3,895)	71,105	23,938
September 2010 10% Convertible Notes, past due	308,100	–	308,100	52,393
April 2011 10% Convertible Notes, past due	400,400	–	400,400	100,100
July and August 2011 10% Convertible Notes, $257,656 past due	357,655	–	357,655	68,704
September 2011 Convertible Notes, past due	178,760	–	178,760	–
Law Firm Note	75,000	–	75,000	3,854
Total – Convertible Notes	$2,371,915	$(4,284)	$2,367,631	$698,544

All of the Convertible Notes Payable in the above table are presently past due or will be due within one year of the March 31, 2013 consolidated balance sheet date. As a result, we expect to amortize all of the remaining discounts during the fiscal year ending March 31, 2014.

During the fiscal year ended March 31, 2013, we recorded interest expense of $459,199 related to the contractual interest rates of our convertible notes and interest expense of $467,158 related to the amortization of debt discounts on the convertible notes for a total of $926,357.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

As of December 31, 2010, the Amended and Restated Notes matured and as of March 31, 2013 remain in default. We are accruing interest at the revised default rate of 20% following the expiration date of December 31, 2010.

During the fiscal year ended March 31, 2013, the holders of $15,000 of the Amended and Restated Notes converted their principal and related accrued interest into common stock per the conversion formula.

We have begun discussions with the noteholders regarding an extension to the notes but there can be no assurance that we will be able to do so on terms that we deem acceptable or at all.  At March 31, 2013, the balance of the Amended and Restated Notes was $885,000 and interest payable on the Amended and Restated Notes totaled $398,250.

DECEMBER 2006 10% CONVERTIBLE NOTES

At March 31, 2013, one note representing $17,000 of the December 2006 10% Notes remained outstanding and in default. This note is convertible into our common stock at $0.17 per share. At March 31, 2013, the $17,000 balance of the note was in default and interest payable on this note totaled $15,888 and we are recording interest at the default rate of 15%.

2008 10% CONVERTIBLE NOTES

One 2008 10% Convertible Note in the amount of $25,000 which matured in January 2010 remained outstanding at September 30, 2012. This note is convertible into our common stock at $0.50 per share. At March 31, 2013, the $25,000 principal balance was in default and interest payable on the remaining note totaled $15,417 and we are recording interest at the default rate of 15%.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

In July 2012, we issued 461,409 shares of common stock to the holder of the $25,000 note in exchange for the value of the principal and related accrued interest of $8,000 under the same terms that we used to sell units consisting of one share of common stock and one-half of a stock purchase warrant on June 29, 2012 (see Note 6). The 461,409 share issuance was priced based on 80% of the trailing five day average before issuance to be consistent with the equity unit structure. As part of that structure, the noteholder also received seven year warrants to purchase 230,705 share of common stock at a price of $0.107 per share. The $16,149 value of the warrant was calculated using the binomial lattice valuation methodology. We recorded a loss on conversion of $45,796 on the conversions.

At March 31, 2013, there was one note remaining for $50,000 and interest payable on that note was $20,000.

APRIL 2010 10% CONVERTIBLE NOTE

In April 2010, we raised $75,000 from the sale to an accredited investor of a 10% convertible note. The convertible note matured in October 2011 and is convertible into our common stock at a fixed conversion price of $0.25 per share prior to maturity. The investor also received three year warrants to purchase 300,000 unregistered shares of our common stock at a price of $0.25 per share.

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

At March 31, 2013, the remaining outstanding principal balance is $75,000 and interest payable on this note totaled $23,938.

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

Over the term of the Tonaquint Convertible Note, all of the principal and accrued interest was converted to common stock per the terms of the Convertible Note. On June 28, 2011, we entered into a Termination Agreement with Tonaquint under which both parties agreed to terminate the warrant to prevent continuing dilution of our common stock and to eliminate confusion or disagreement as to the number of shares of common stock available for issuance under the warrant in the future. Accordingly, under the Termination Agreement we issued 3,599,913 shares of common stock upon the final exercise of the warrant, whereupon the warrant was terminated and is of no further force or effect. The Termination Agreement also provides for a "Common Stock Sale Limitation" on all of our common stock held by Tonaquint, Inc. Under the "Common Stock Sale Limitation", the daily limitation on the number of shares of common stock which Tonaquint, Inc. may sell into the market on any trading day is limited to the greater of (i) $5,000 of sales amount, or (ii) 10% of the Average Daily Volume of our common stock sold on the Over The Counter Bulletin Board, where the Average Daily Volume shall mean the average daily volume for the prior three month period as reported on each trading day on Yahoo Finance with respect to our common stock. Under the terms of the Termination Agreement, Tonaquint, Inc. has waived and released us from any obligation to pay or perform any fees, penalties, costs, or assessments that were or are due, or would have become due, under the convertible note, the warrant and the note purchase agreement. In consideration of the termination of the warrant, the waiving of all fees, penalties, the creation of the selling program and other factors, we agreed to issue an unsecured non-convertible promissory note (the "New Note") in the principal amount of $360,185, which provides for annual interest at a rate of 6%, payable monthly in either cash or our stock, at our option. The New Note originally had a maturity date of April 30, 2012 and was subsequently extended to August 31, 2013. At March 31, 2013, the balance of this note was $131,381 and interest payable totaled $1,629 (see Note 4 and Note 14).

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

The following conversions of the September 2010 10% Convertible Note have taken place during the fiscal years ended March 31, 2013 and 2012:

	Fiscal Year Ended March 31, 2013	Fiscal Year Ended March 31, 2012
Principal converted	$30,000	$405,500
Accrued interest converted	$64,164	$19,255

At March 31, 2013, the remaining principal balance of $308,100 was in default and interest payable on these notes totaled $52,393 and we are recording interest at the default rate of 15%.

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

At March 31, 2013, the outstanding principal balance was $400,400 and was in default and interest payable on these notes totaled $100,100 and we are recording interest at the default rate of 15%.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

Effective July 14, 2012, holders of three notes totaling $100,000 agreed to extend the expiration date of their notes to July 13, 2013.

At March 31, 2013, the outstanding principal balance was $357,655, of which $257,655 was in default and interest payable on these notes totaled $68,704. Following the expiration of the maturity dates on the $257,655 of notes that are now in default, we began to accrue interest at the default interest rate of 15%.

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

The following conversions of the September 2011 Convertible Note have taken place during the fiscal years ended March 31, 2013 and 2012:

	Fiscal Year Ended March 31, 2013	Fiscal Year Ended March 31, 2012
Principal converted	$60,000	$15,000

At March 31, 2013, the outstanding principal balance was $178,760 and was in default and there was no accrued interest as these notes do not bear interest.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

During the fiscal year ended March 31, 2013, all of the outstanding principal balances on these notes and all related accrued interest of $53,803 were converted into common stock.

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

During the fiscal year ended March 31, 2013, all of the outstanding principal balances on these notes and all related accrued interest of $55,432 were converted into common stock.

LAW FIRM NOTE

On March 22, 2012, we entered into a Promissory Note with our corporate law firm for the amount of $75,000, which represented the majority of the amount we owed to that firm. The Promissory Note has a maturity date of December 31, 2012 and bears interest at five percent per annum.  The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.08 per share.  This ability of the holder to convert became exercisable upon the amendment of the Articles of Incorporation increasing the authorized shares of our common stock to a number greater than 250,000,000.  As that increase in the authorized number of shares of our common stock was approved by our stockholders at a Special Stockholders Meeting on June 4, 2012, this note was reclassified to a convertible note as of June 30, 2012 (see Note 4). Subsequent to March 31, 2013, the parties have agreed to extend the Maturity Date of the Note to October 1, 2013.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

At March 31, 2013, the outstanding principal balance on this note was $75,000 and the interest payable on this note totaled $3,854.

6. EQUITY TRANSACTIONS

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

At March 31, 2013, we did not have any shares remaining under the 2003 Consultant Stock Plan and we have discontinued using this Stock Plan.

2005 DIRECTORS COMPENSATION PROGRAM

Upon the recommendation of our Compensation Committee, in February 2005, we adopted our 2005 Directors Compensation Program (the "2005 Directors Compensation Program") which advances our interests by helping us to obtain and retain the services of outside directors upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording them an opportunity to become owners of our capital stock.

Under the 2005 Directors Compensation Program, a newly elected director will receive a one-time grant of a non-qualified stock option of 1.5% of the common stock outstanding at the time of election. The options will vest one-third at the time of election to the Board and the remaining two-thirds will vest equally at year end over three years. Additionally, each director will also receive an annual $25,000 non-qualified stock option retainer, $15,000 of which is to be paid at the first of the year to all directors who are on the Board prior to the first meeting of the year and a $10,000 retainer will be paid if a director attends 75% of the meetings either in person, via conference call or other electronic means. The exercise price for the options under the Directors Compensation Program will equal the average closing of the last ten (10) trading days prior to the date earned.

At March 31, 2013 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors, 514,550 outside directors’ options had been forfeited, 250,000 outside directors’ options had been exercised and 3,671,550 options remained outstanding.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

In August 2010, we filed a registration statement on Form S-8 for the purpose of registering 3,500,000 common shares issuable under the Incentive Plan under the Securities Act of 1933 and in July 2012, we filed a registration statement on Form S-8 for the purpose of registering an additional 5,000,000 common shares issuable under the Incentive Plan under the Securities Act of 1933.

At March 31, 2013, we had 3,948,652 shares available under the Incentive Plan.

2012 DIRECTORS COMPENSATION PROGRAM

In July 2012, our Board of Directors approved a new Board Compensation Program (the “New Program” or the “2012 Program”), which modifies and supersedes the 2005 Directors Compensation Program (the “2005 Program”) that was previously in effect. Under the New Program, in which only non-employee Directors may participate, an eligible Director will receive a grant of $15,000 worth of options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year; however for the new non-employee directors, the exercise price for this initial grant, $0.076 per share, is based on the average of the closing bid prices of the Common Stock for the five trading days preceding the date of their appointment (July 24, 2012). These options will have a term of ten years and will be fully vested upon grant. In addition, each existing eligible Director will receive the same grant of $15,000 worth of options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year; provided however that for this current grant only, all of such grants shall be made at an exercise price of $0.076 per share based on the average of the closing bid prices of the Common Stock for the five trading days preceding the date (July 24, 2012) of the appointment of two new directors to our Board of Directors.

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

In the fiscal year ended March 31, 2013, our Board of Directors granted, to our four outside directors, ten year options to acquire an aggregate of 1,667,105 shares of our common stock, all with an exercise price of $0.076 per share.

COMMON STOCK

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

In the fiscal year ended March 31, 2012 we issued 3,451,558 shares of stock to consultants as compensation under stock-based compensation expense for services valued at $341,547 based upon the fair value of the shares issued. Of that aggregate amount, 2,974,017 shares of common stock were issued to regulatory affairs advisors, science advisors, corporate communications consultants and internal audit consultants pursuant to our S-8 registration statements covering our Amended and Restated 2003 Consultant Stock Plan or 2010 Stock Incentive Plan for regulatory affairs, primarily managing our hepatitis C trial in India, scientific consulting and corporate communications valued at $279,747 based upon the fair value of the shares issued. The average issuance price on the S-8 issuances was approximately $0.09 per share. Additionally, we issued 477,541 restricted shares of common stock to certain consultants for investor relations services valued at $61,800 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.13 per share.

During the fiscal year ended March 31, 2012, we issued 3,699,914 shares of restricted common stock related to net warrant cashless exercises.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

In January 2012, we issued 287,500 shares of restricted common stock to the owner of a patent as a patent license payment valued at $17,250.

On March 29, 2012, we entered into a unit subscription agreement (the "Subscription Agreement") with one accredited investor (the “Purchaser”)  pursuant to which the Purchaser purchased an aggregate of $300,000 (the "Subscription Amount") of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock, par value $0.001 per share (the “Common Stock”) at a price per share of $0.08, and (ii) a warrant to purchase such number of shares of Common Stock of the Company as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.08 (the "Warrant Shares") at an exercise price of $0.125 per Warrant Share, (each, a “Warrant” and collectively, the “Warrants”).  Based on the foregoing, Units consisting of 3,750,000 shares of Common Stock and Warrants to purchase 1,875,000 shares of Common Stock were issued.

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

Fiscal Year Ended March 31, 2013:

During the fiscal year ended March 31, 2013, we issued 23,291,154 shares of restricted common stock to holders of notes issued by the Company in exchange for the partial or full conversion of principal and interest of several notes payable in an aggregate amount of $1,707,052 at an average conversion price of $0.07 per share based upon the conversion formulae in the respective notes. 1,234,000 of those shares of restricted common stock were accounted for as losses on debt extinguishment for an aggregate amount of $139,839.

During the fiscal year ended March 31, 2013, we issued 116,000 shares of restricted common stock to settle past due accrued interest that we recorded as non-cash interest expense of $11,846.

During the fiscal year ended March 31, 2013, we issued 1,932,808 restricted shares of common stock to service providers for investor relations, corporate communications and business development services valued at $170,849 based upon the fair value of the shares issued. The average issuance price on the restricted share issuances was approximately $0.09 per share.

During the fiscal year ended March 31, 2013, we issued 963,373 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.09 per share in payment for scientific consulting services valued at $88,186 based on the value of the services provided.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

On June 19, 2012, we completed a unit subscription agreement with seven accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased $592,000 of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock at a price per share of $0.072 and (ii) a warrant to purchase such number of shares of Common Stock as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.072 (the "Warrant Shares") at an exercise price of $0.108 per Warrant Share. Based on the foregoing, Units consisting of 8,222,222 shares of Common Stock and Warrants to purchase 4,111,111 shares of Common Stock were issued on June 19, 2012.

On June 26, 2012, we completed a unit subscription agreement with one accredited investor pursuant to which the Purchaser purchased $10,000 of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock at a price per share of $0.072 and (ii) a warrant to purchase such number of shares of Common Stock as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.072 (the "Warrant Shares") at an exercise price of $0.107 per Warrant Share. Based on the foregoing, Units consisting of 139,821 shares of Common Stock and Warrants to purchase 69,911 shares of Common Stock were issued on June 26, 2012.

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

MARCH 31, 2013 AND 2012

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

In February 2013, we completed a unit subscription agreement with six accredited investors and one institutional investor (the “Purchasers”) pursuant to which the Purchasers purchased an aggregate of $225,000 (the "Subscription Amount") of restricted Common Stock at an average price of $0.06 per share. The Common Stock purchase price under the Subscription Agreement was determined to be 80% of the average closing price of our Common Stock for the five-day period immediately preceding the date of the Subscription Agreement, resulting in the issuance of 3,515,625 shares of Common Stock.

Each Purchaser also received one Common Stock Purchase Warrant for each two shares of Common Stock purchased under the Subscription Agreement. The Warrant exercise price was calculated based upon 120% of the average of the closing prices of our Common Stock for the five-day period immediately preceding the parties entering into the Subscription Agreement.

In March 2013, we completed a unit subscription agreement with ten accredited investors and one institutional investor (the “Purchasers”) pursuant to which the Purchasers purchased an aggregate of $313,834 (the "Subscription Amount") of restricted Common Stock at an average price of $0.08 per share. The Common Stock purchase price under the Subscription Agreement was determined to be 80% of the average closing price of our Common Stock for the five-day period immediately preceding the date of the Subscription Agreement, resulting in the issuance of 4,080,798 shares of Common Stock.

Each Purchaser also received one Common Stock Purchase Warrant for each two shares of Common Stock purchased under the Subscription Agreement. The Warrant exercise price was calculated based upon 120% of the average of the closing prices of our Common Stock for the five-day period immediately preceding the parties entering into the Subscription Agreement.

WARRANTS

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

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

Fiscal Year Ended March 31, 2013:

In April 2012, we issued warrants to purchase 1,617,459 shares of Common Stock to the placement firm that arranged $1 million in bridge financing in the fiscal year ended March 31, 2012. Those warrants were on the same terms as those received by the investors in the bridge financing with a term of five years and an exercise price of $0.11.

On April 5, 2012, under the unit subscription agreement noted above, we issued Warrants to purchase 1,250,000 shares of Common Stock. The Warrants are exercisable for a period of seven years from the date of issuance at an exercise price of $0.125, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

On June 19, 2012, under the unit subscription agreement noted above, we issued Warrants to purchase 4,111,111 shares of Common Stock. The Warrants are exercisable for a period of seven years from the date of issuance at an exercise price of $0.108, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

On June 26, 2012, under the unit subscription agreement noted above, we issued Warrants to purchase 69,911 shares of Common Stock. The Warrants are exercisable for a period of seven years from the date of issuance at an exercise price of $0.107, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

In July 2012, we issued 461,409 shares of common stock to the holder of a $25,000 October & November 2009 10% Convertible Note in exchange for the value of the principal and related accrued interest of $8,000 under the same terms that we used to sell units consisting of one share of common stock and one-half of a stock purchase warrant on June 29, 2012. As part of that structure, the noteholder also received seven year warrants to purchase 230,705 share of common stock at a price of $0.107 per share.

On August 29, 2012, under the unit subscription agreement noted above, we issued Warrants to purchase 1,693,750 shares of Common Stock. The Warrants are exercisable for a period of seven years from the date of issuance at an exercise price of $0.12 per share, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

In October 2012, under the unit subscription agreement noted above, we issued Warrants to purchase 911,707 shares of Common Stock. The Warrants are exercisable for a period of seven years from the date of issuance at an average exercise price of $0.111 per share, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

In November 2012, under the unit subscription agreement noted above, we issued Warrants to purchase 1,717,742 shares of Common Stock. The Warrants are exercisable for a period of seven years from the date of issuance at an average exercise price of $0.093 per share, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

In December 2012, under the unit subscription agreement noted above, we issued Warrants to purchase 1,309,843 shares of Common Stock. The Warrants are exercisable for a period of seven years from the date of issuance at an average exercise price of $0.086 per share, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

In February 2013, under the unit subscription agreement noted above, we issued Warrants to purchase 1,757,813 shares of Common Stock. The Warrants are exercisable for a period of seven years from the date of issuance at an average exercise price of $0.096 per share, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

In March 2013, under the unit subscription agreement noted above, we issued Warrants to purchase 1,851,012 shares of Common Stock. The Warrants are exercisable for a period of seven years from the date of issuance at an average exercise price of $0.118 per share, subject to adjustments for stock splits, stock dividends, recapitalizations and the like. The Purchaser may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Purchaser exercises the Warrant on a cashless basis, we will not receive any proceeds.  There are no registration rights with respect to the Warrants or the Warrant Shares.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

A summary of the aggregate warrant activity for the years ended March 31, 2013 and 2012 is presented below:

	Year Ended March 31,
	2013		2012
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	59,807,849	$0.14	38,675,169	$0.26
Granted	16,710,445	$0.11	28,159,240	$0.11
Exercised	–	$–	(1,209,623)	$0.23
Cancelled/Forfeited	(871,000)	$0.25	(5,816,937)	$0.26
Outstanding, end of year	75,647,294	$0.11	59,807,849	$0.14
Exercisable, end of year	75,647,294	$0.11	59,807,849	$0.14
Weighted average estimated fair value of warrants granted		$0.07		$0.11

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models:

Year Ended March 31,
	2013	2012
Risk free interest rate	0.86%-1.56%	0.10%-2.24%
Average expected life	5 to 7 years	1.0 to 5 years
Expected volatility	90.3% - 94.3%	52.1% - 90.5%
Expected dividends	None	None

The detail of the warrants outstanding and exercisable as of March 31, 2013 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.10 or Below	34,261,862	3.24	$0.10	34,261,862	$0.10
$0.11 - $0.19	26,487,500	4.94	$0.12	26,487,500	$0.12
$0.20 - $0.25	14,897,932	2.62	$0.21	14,897,932	$0.21
	75,647,294			75,647,294

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

OPTIONS:

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

At March 31, 2012, all of the grants previously made under the Plan had expired and 10,000 restricted shares had been issued under the 2000 Stock Option Plan, with 490,000 available for future issuance.

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

At March 31, 2013, we did not have any shares remaining under the 2003 Consultant Stock Plan and we have discontinued using this Stock Plan.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

In August 2010, we filed a registration statement on Form S-8 for the purpose of registering 3,500,000 common shares issuable under the Incentive Plan under the Securities Act of 1933 and in July 2012, we filed a registration statement on Form S-8 for the purpose of registering an additional 5,000,000 common shares issuable under the Incentive Plan under the Securities Act of 1933.

At March 31, 2013, we had 3,948,652 shares available under the Incentive Plan.

2012 DIRECTORS COMPENSATION PROGRAM

In July 2012, our Board of Directors approved a new Board Compensation Program (the “New Program” or the “2012 Program”), which modifies and supersedes the 2005 Directors Compensation Program (the “2005 Program”) that was previously in effect. Under the New Program, in which only non-employee Directors may participate, an eligible Director will receive a grant of $15,000 worth of options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year; however for the new non-employee directors, the exercise price for this initial grant, $0.076 per share, is based on the average of the closing bid prices of the Common Stock for the five trading days preceding the date of their appointment (July 24, 2012). These options will have a term of ten years and will be fully vested upon grant. In addition, each existing eligible Director will receive the same grant of $15,000 worth of options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year; provided however that for this current grant only, all of such grants shall be made at an exercise price of $0.076 per share based on the average of the closing bid prices of the Common Stock for the five trading days preceding the date (July 24, 2012) of the appointment of two new directors to our Board of Directors.

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

In the fiscal year ended March 31, 2013, our Board of Directors granted, to our four outside directors, ten year options to acquire an aggregate of 1,667,105 shares of our common stock, all with an exercise price of $0.076 per share.

At March 31, 2013 under the 2005 Program and the 2012 Program we had issued 3,004,930 options to outside directors and 3,965,450 options to employee-directors, 514,550 outside directors’ options had been forfeited, 867,175 employee-directors’ options had been forfeited, 250,000 outside directors’ options had been exercised and 5,338,655 options remained outstanding.

STAND-ALONE GRANTS

From time to time our Board of Directors grants restricted stock or common share purchase options or warrants to selected directors, officers, employees and consultants as equity compensation to such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

On June 8, 2009, our board of directors approved the grant to Mr. Joyce of 4,000,000 shares of restricted common stock at a price per share of $0.24, the vesting and issuance of which will occur in equal installments over a thirty-six-month period commencing June 30, 2010. Mr. Joyce may, from time to time, defer acceptance of the shares. However, all shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six-month vesting period. As of July 10, 2012, Mr. Joyce has accepted all 4,000,000 shares of the grant. However, the 600,000 shares previously accepted by Mr. Joyce were pledged as collateral for a loan and have been retained and/or sold by the lender and are no longer owned by Mr. Joyce. It is anticipated that Mr. Joyce will receive stock certificates evidencing 3,400,000 shares in the next several weeks.

As of March 31, 2013, we have granted 18,943,158 options (of which 3,186,015 have been exercised or cancelled) and authorized the issuance of 4,000,000 shares of restricted stock outside of the 2005 Directors Compensation Plan, the 2012 Directors Compensation Plan, the 2000 Stock Option Plan, the 2003 Consultant Stock Plan and the 2010 Incentive Stock Plan.

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

In the fiscal year ended March 31, 2013, our Board of Directors granted, to our four outside directors, ten year options to acquire an aggregate of 1,667,105 shares of our common stock, all with an exercise price of $0.076 per share.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

The following is a summary of the stock options outstanding at March 31, 2013 and 2012 and the changes during the two years then ended:

	Year Ended March 31,
	2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	19,428,693	$0.31	19,933,560	$0.32
Granted	1,667,105	$0.08	–	$–
Exercised	–	$–	–	$–
Cancelled/Forfeited	–	$–	(504,867)	$1.17
Outstanding, end of year	21,095,798	$0.28	19,428,693	$0.31
Exercisable, end of year	19,141,625	$0.29	17,416,191	$0.32
Weighted average estimated fair value of options granted		$0.08		$–

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to stock options utilizing the Binomial Lattice option pricing model for the years ended March 31, 2013 and March 31, 2012:

	Year Ended March 31,
	2013	2012
Risk free interest rate	1.44%	–
Average expected life	10.0 years	–
Expected volatility	117.53%	–
Expected dividends	None	–

The detail of the options outstanding and exercisable as of March 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.08	1,667,105	9.92 years	$0.08	792,105	$0.08
$0.21 - $0.25	11,207,143	5.96 years	$0.24	10,127,970	$0.24
$0.36 - $0.41	8,221,550	3.43 years	$0.38	8,221,550	$0.38
	21,095,798			19,141,625

We recorded stock-based compensation expense related to share issuances and to options granted outside of our Stock Option Plan totaling $765,273 and $758,963 for the fiscal years ended March 31, 2013 and 2012, respectively. These expenses were recorded as stock compensation included in payroll and related expenses in the accompanying consolidated statement of operations for the years ended March 31, 2013 and 2012.

Our total stock-based compensation for fiscal years ended March 31, 2013 and 2012 included the following:

	March 31, 2013	March 31, 2012
Vesting of restricted stock grant	$386,668	$386,668
Incremental fair value of option modifications	23,027	–
Vesting of stock options	355,578	372,295
Total Stock-Based Compensation	$765,273	$758,963

As of March 31, 2013, we had $204,755 of remaining unrecognized stock option expense, which is expected to be recognized over a weighted average remaining vesting period of 0.57 years.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

On March 31, 2013, our stock options had a negative intrinsic value since the closing price on that date of $0.11 per share was below the weighted average exercise price of our stock options.

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

Since we have either failed to file, or failed to maintain the registration obligations under these agreements, as of March 31, 2013, we have accrued estimated aggregate liquidated damages of $437,800 in connection with the liquidated damage provisions of these agreements, which we believe represents our maximum exposure under these provisions.  Accordingly, we do not expect to accrue any further liquidated damages in connection with these agreements.  The actual amount of liquidated damages paid, if any, may differ from our estimates as it is our intention to negotiate with the investors the settlement of liquidated damages due and, as such, the ultimate amounts we may actually pay may be less than the amount currently accrued.

9. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	March 31,	March 31,
	2013	2012
Accrued interest	$1,032,110	$798,988
Accrued legal fees	179,465	179,465
Other accrued liabilities	155,610	152,768
Total other current liabilities	$1,367,185	$1,131,221

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

We adopted the provisions of ASC 740 relating to uncertain tax provisions on April 1, 2007, and have commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of March 31, 2013 or March 31, 2012. As of March 31, 2013, we have not yet completed our analysis of the deferred tax assets relating to federal and state net operating losses of $38.3 million and $33.1 million, respectively, and we believe that it is more likely than not that an ownership change may have occurred. As such, this amount and the offsetting valuation allowance have been removed from our deferred tax assets. We plan to complete a Section 382 analysis regarding the limitation of the net operating loss prior to utilizing any net operating losses.

Due to the existence of the valuation allowance, any future changes in our unrecognized tax benefits will not impact our effective tax rate.

We are subject to taxation in the U.S. and state jurisdictions. Our tax years for 2009 and forward are subject to examination by the U.S. and 2008 and forward by California tax authorities due to the carryforward of unutilized net operating losses. We are currently not under examination by any taxing authorities.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended March 31, 2013, we did not recognize any interest or penalties relating to tax matters. Upon adoption of ASC 740 on April 1, 2007, we did not record any interest or penalties.

At March 31, 2013, we had net deferred tax assets of approximately $7.4 million. These deferred tax assets are primarily composed of capitalized research and development costs and other accruals. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax assets. Additionally, the future utilization of the our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

Significant components of our net deferred tax assets at March 31, 2013 and 2012 are shown below (in thousands). A valuation allowance of $7.4 million has been established to offset the net deferred tax assets as of March 31, 2013, as realization of such assets is uncertain.

	YEAR ENDED MARCH 31,
	2013	2012

Deferred tax assets:
Capitalized research and development	$3,442	$3,442
Other	3,951	3,803
Total deferred tax assets	7,393	7,245

Total deferred tax liabilities	–	–

Net deferred tax assets	7,393	7,245
Valuation allowance for deferred tax assets	(7,393)	(7,245)

Net deferred tax assets	$–	$–

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at March 31, 2013, due to the following (in thousands):

	2013	2012

Federal income taxes at 34%	$(1,663)	$(2,758)
State income tax, net of federal benefit	(285)	(473)
Tax effect on non-deductible expenses and credits	77	1,244)
Increase in valuation allowance[1]	1,871	1,987
	$–	$–

1  The change in the valuation analysis includes the removal of the current year net operating loss.

Pursuant to Internal Revenue Code Sections 382, use of our net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

11. ACCOUNTS RECEIVABLE

At March 31, 2013 and 2012, we carried accounts receivable balances of $208,781 and $400,114, respectively. All of those receivable balances represented unpaid invoices under our DARPA contract. All of those amounts were subsequently collected.

12. FAIR VALUE MEASUREMENTS

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

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

At March 31, 2013:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities	$–	$–	$3,588,239
Total Assets	$–	$–	$3,588,239

At March 31, 2012:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities	$–	$–	$3,588,615
Total Assets	$–	$–	$3,588,615

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our April 2011 convertible note, July & August 2011 10% convertible notes and the September 2011 convertible note offerings  and with respect to warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Fiscal Year Ended March 31, 2013
Risk free interest rate	0.05% - 1.56%
Average expected life	0.25 – 3.6 years
Expected volatility	76.0% - 107.1%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the year ended March 31, 2013:

	April 1,	Recorded New Derivative	Change in estimated fair value recognized in results	Reclassification of Derivative Liability to Paid in	March 31,
	2012	Liabilities	of operations	capital	2013

Derivative liabilities	$3,588,615	$–	$(44,705)	$44,329	$3,588,239

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the year ended March 31, 2012:

	April 1, 2011	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	March 31, 2012
Derivative liabilities	$2,002,896	$2,352,622	$(766,903)	$3,588,615

The fair value of derivative liabilities that we recorded in the fiscal year ended March 31, 2012 was related to our April 2011 convertible note, July & August 2011 10% convertible notes and the September 2011 convertible note offerings (see Note 5) and was based upon an independent valuation report.

13. COMMITMENTS AND CONTINGENCIES

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

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

Rent expense approximated $119,000 for the fiscal years ended March 31, 2013 and 2012, respectively. As of March 31, 2013, commitments under the lease agreements are as follows:

	FISCAL YEAR ENDED MARCH 31,
	2014	2015	2016	2017
8910 University Center Lane, Suite 660, San Diego, CA 92122 office lease	$40,211	$–	$–	$–

11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 office lease	38,174	22,755	–	–
Total Lease Commitments	$78,385	$22,755	$–	$–

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

On July 5, 2012, Gemini Master Fund, Ltd., a Cayman Islands company ("Gemini"), filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, entitled Gemini Master Fund Ltd. v. Aethlon Medical, Inc., Index No. 652358/2012 (the "Complaint").  In the Complaint, Gemini is seeking relief both in the form of money damages and delivery of shares of the Company's common stock. The Complaint alleges, among other things, that the Company is in default of a certain promissory note originally issued to Gemini on February 12, 2010 by failing to pay the note in full and by failing to honor certain requests by Gemini to convert principal and interest under the note into shares of the Company's common stock.   The Complaint also alleges that the Company failed to issue shares upon the presentation of an exercise notice under a warrant originally issued to Gemini on November 22, 2010. The lawsuit also alleges that the Company should have issued shares pursuant to the exercise of a warrant issued in 2009. The Company believes that it has defenses to the claims asserted and it continues to vigorously defend the lawsuit, which is in the late discovery stage. No trial date has yet been set. There can be no assurances, however, that the litigation will be decided in the Company's favor as to all, or any part, of Gemini's Complaint. An adverse decision in the litigation could have an adverse effect on the Company's operations and could be dilutive to the Company's shareholders.

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

As a result of achieving five contract milestones between October 1, 2011 and March 31, 2012, we reported $1,358,189 in contract revenue for the fiscal year ended March 31, 2012. As a result of achieving six milestones in the fiscal year ended March 31, 2013, we reported $1,230,004 in contract revenue for that fiscal year.

Originally, only the base year (year one contract covering October 1, 2011 through September 30, 2012) was effective for the parties, however, effective August 16, 2012, DARPA exercised the option on the second year of the contract.  Years three through five are subject to DARPA exercising their option to enter into contracts for those years.

Year One Milestones

The year one contract (also referred to as “Year One”) contained eight milestones of which five were achieved during the fiscal year ended March 31, 2012 and the remaining three were achieved during the fiscal year ended March 31, 2012. The details of the eight Year One milestones achieved during the fiscal years ended March 31, 2012 and 2013 were as follows:

Year One Milestones Achieved During Fiscal Year Ended March 31, 2012:

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

Year One Milestones Achieved During Fiscal Year Ended March 31, 2013:

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

Year Two Milestones

The year two contract (also referred to as “Year Two”) contained eight milestones of which three were achieved during the fiscal year ended March 31, 2013. The details of the three Year Two milestones achieved during the fiscal year ended March 31, 2013 were as follows:

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

Milestone 2.3.2.1 – Demonstrate the effectiveness of the prototype device in vivo in animals preventing platelet activation or clotting in at least a 2 hour blood pumping experiment at 75 mL/min blood flow. The milestone payment amount was $195,581. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  The prototype device was successfully used in vivo in animals preventing platelet activation or clotting in at least a 2 hour blood pumping experiment at 75 mL/min blood flow. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone M4 – Target capture > 50% in 24 hours for at least 5 targets in blood or blood components. The milestone payment was $208,781. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  We demonstrated that we were able to capture > 50% in 24 hours for at least 5 of the agreed targets in blood or blood components. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

15. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of the fiscal year ended March 31, 2013, we did not deem any unusual or infrequently occurring items or adjustments to be material to our fourth quarter results.

During the fourth quarter of the fiscal year ended March 31, 2012, we did not deem any unusual or infrequently occurring items or adjustments to be material to our fourth quarter results.

16. SUBSEQUENT EVENTS

Management has evaluated events subsequent to March 31, 2013 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In April 2013, we invoiced the US Government for the twelfth milestone under our DARPA contract in the amount of $195,581 and subsequently received that payment.

In May 2013, we issued to a scientific advisory board member and a scientific consultant a three year option to purchase 125,000 shares of our common stock at a price of $0.11 per share.

In June 2013, we entered into a 5% convertible note with our corporate law firm for the amount of $47,000, which represented approximately one-half of the amount we owed to that firm. The convertible note has a maturity date of October 1, 2014 and bears interest at five percent per annum.  The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.07 per share.

In June 2013, we completed a unit subscription agreement with three accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased $128,000 of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock at a price per share of $0.081 and (ii) a warrant to purchase such number of shares of Common Stock as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.081 (the "Warrant Shares") at an exercise price of $0.121 per Warrant Share. This resulted in the issuance of 1,580,248 shares of Common Stock and 790,124 Warrant Shares.

In June 2013, we issued to our CEO the remaining 3,400,000 shares under his restricted share grant (see Note 6), all of which were vested.

In the three months ended June 30 2013, we issued 3,675,278 shares of restricted common stock to the holders of three notes issued by the Company in exchange for the partial conversion of principal and interest in an aggregate amount of $246,500 at an average conversion price of $0.07 per share.

In June 2013, we borrowed $80,000 at a 10% interest rate from one of our directors. We repaid that loan and paid accrued interest of $133 in June 2013.

In July 2013, we borrowed $400,000 from two of our directors under 90 day notes bearing 10% interest (the “Notes”). If we do not pay back those loans by October 9, 2013, then the notes will bear interest at a penalty rate of 12% and the noteholders will have the right at their discretion (i) to convert their principal and accrued interest into shares of common stock at $0.088 per share (the “Conversion Price”) and (ii) receive warrants to purchase common stock equal to 50% of the principal converted under the Notes, with an exercise price of $0.132 per share. We have reserved 6,931,818 shares of common stock to support the conversion in full of the Notes and accrued interest as well as the exercise in full of the warrants (should such conversion and/or issuance occur).

