Form 10-Q
period 2013-06-30
AETHLON MEDICAL INC
filed 2013-08-13
CIK 882291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013, the registrant had outstanding 190,011,783 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$31,653	$125,274
Accounts receivable	–	208,781
Deferred financing costs	–	863
Prepaid expenses and other current assets	33,852	29,602
Total current assets	65,505	364,520

Property and equipment, net	–	145
Patents and patents pending, net	119,362	121,653
Deposits	10,376	10,376
Total assets	$195,243	$496,694

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$972,420	$822,832
Due to related parties	798,778	736,070
Notes payable	235,296	321,381
Convertible notes payable, net of discounts	2,260,164	2,367,631
Derivative liabilities	2,886,257	3,588,239
Accrued liquidated damages	437,800	437,800
Other current liabilities	1,424,786	1,367,185
Total current liabilities	9,015,501	9,641,138

Commitments and Contingencies (Note 13)

Stockholders' Deficit
Common stock, par value $0.001 per share; 500,000,000 shares authorized as of June 30, 2013 and March 31, 2013; 182,552,460 and 173,674,201 shares issued and outstanding as of June 30, 2013 and March 31, 2013, respectively	182,555	173,685
Additional paid-in capital	52,776,011	52,157,196
Accumulated deficit	(61,778,824)	(61,475,325)
Total stockholders’ deficit	(8,820,258)	(9,144,444)
Total liabilities and stockholders' deficit	$195,243	$496,694

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
REVENUES

Government contract revenue	$195,596	$216,747

OPERATING EXPENSES

Professional fees	324,070	477,121
Payroll and related	458,631	554,095
General and administrative	196,693	176,337
Total operating expenses	979,394	1,207,553
OPERATING LOSS	(783,798)	(990,806)

OTHER EXPENSE (INCOME)
Gain on change in fair value of derivative liability	(609,125)	(687,600)
Interest and other debt expenses	106,096	688,645
Interest income	(60)	(45)
Loss on settlement of notes	22,789	24,978
Total other (income) expense	(480,300)	25,978
NET LOSS	$(303,498)	$(1,016,784)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	176,221,634	126,315,501

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Cash flows from operating activities:
Net loss	$(303,498)	$(1,016,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,436	2,752
Stock based compensation	115,788	169,299
Non cash interest expense	–	11,846
Fair market value of common stock, warrants and options issued for services	21,750	124,182
Change in fair value of derivative liabilities	(609,125)	(687,600)
Loss on settlement of note	22,789	24,978
Amortization of debt discount and deferred financing costs	2,896	484,223
Changes in operating assets and liabilities:
Accounts receivable	208,781	400,114
Prepaid expenses and other current assets	(4,250)	(32,851)
Accounts payable and other current liabilities	258,104	209,602
Due to related parties	62,708	(10,000)
Net cash used in operating activities	(221,621)	(320,239)

Cash flows from investing activities:	–	–
Purchases of property and equipment	–	–
Net cash used in investing activities	–	–

Cash flows from financing activities:
Principal repayments of notes payable	–	(29,610)
Proceeds from the issuance of common stock	128,000	802,000
Net cash provided by financing activities	128,000	772,390

Net (decrease) increase in cash	(93,621)	452,151

Cash at beginning of period	125,274	143,907

Cash at end of period	$31,653	$596,058

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Three Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$–	$2,821

Income taxes	$–	$–

Supplemental disclosures of non-cash investing and financing activities:

Debt and accrued interest converted to common stock	246,500	767,467

Reclassification of accounts payable to convertible note payable	47,000	–

Reclassification of note payable to convertible note payable	–	75,000

Reclassification of warrant derivative liability into equity	92,857	26,543

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2013

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2013 was derived from our audited financial statements. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2013, which includes audited financial statements and footnotes as of March 31, 2013 and for the years ended March 31, 2013 and 2012.

NOTE 2. LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately $8,950,000, recurring losses from operations and an accumulated deficit of approximately $61,779,000 at June 30, 2013, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2014 through debt and/or equity financing arrangements as well as through the receipts under our original DARPA contract and the related subcontract with Battelle (See Note 12).

We are currently addressing our liquidity issue by seeking additional investment capital through private placements of common stock and debt and by applying for additional grants issued by government agencies in the United States.

We recently signed an agreement with a broker-dealer to raise operating capital to cover near term operating requirements and the expected costs of our US safety trial. The agreement also calls for the broker-dealer to raise additional working capital in a larger transaction for future growth initiatives (see note 2). Any securities offered will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The engagement agreement is on a best efforts basis and there can be no assurance that the broker-dealer can raise working capital for us on acceptable terms or at all.

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

The potentially dilutive common shares outstanding for the quarters ended June 30, 2013 and 2012, which include common shares underlying outstanding stock options, warrants and convertible debentures, were 138,279,424 and 135,921,754, respectively.

PATENTS

We capitalize the cost of patents, some of which were acquired, and amortize such costs over the estimated useful life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred research and development expenses during the three month periods ended June 30, 2013 and 2012, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	June 30,	June 30,
	2013	2012
Three months ended	$337,920	$291,866

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of certain convertible notes and related warrants at June 30, 2013 and March 31, 2013 are $2,886,257 and $3,588,239, respectively, based upon a third party valuation report that we commissioned. Warrants classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We believe that no impairment occurred at or during the three months ended June 30, 2013 and 2012.

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, or the Securities and Exchange Commission during the three months ended June 30, 2013 or that were issued in prior periods but do not become effective until future periods that in the opinion of management had, or are expected to have a material impact on our present or future consolidated financial statements.

NOTE 4. NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2013		March 31, 2013
	Principal Balance	Accrued Interest	Principal Balance	Accrued Interest
12% Notes payable, past due	$185,000	$333,000	$185,000	$326,062
10% Note payable, past due	5,000	6,000	5,000	5,875
Tonaquint Note	45,296	543	131,381	1,629
Total	$235,296	$339,543	$321,381	$333,566

During the three month periods ended June 30, 2013 and 2012, we recorded interest expense of $9,891 and $13,029, respectively, related to the contractual interest rates of our notes payable.

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On April 21, 2010, a holder of $100,000 of the 12% Notes converted his principal balance and $71,758 of accrued interest into 687,033 shares of common stock at an agreed conversion price of $0.25 per share. We incurred a loss upon this conversion of $68,703 since the closing price of our common stock was $0.35 at the date of conversion. At June 30, 2013, the 12% Notes were past due, in default, and bearing interest at the default rate of 15%.

10% NOTES

At June 30, 2013, one 10% Note in the amount of $5,000, which is past due and in default, remained outstanding and it bears interest at the default rate of 15%.

Management's plans to satisfy the remaining outstanding balance on these 12% and 10% Notes include converting the notes to common stock at market value or repayment with available funds.

TONAQUINT NOTE

On June 28, 2011, in conjunction with our satisfying all balances owed under a convertible note, we entered into a Termination Agreement with Tonaquint, Inc. under which both parties agreed that in consideration of the termination of a warrant, the waiving of all fees, penalties, the creation of the selling program and other factors, we agreed to issue an unsecured non-convertible promissory note (the "New Note") in the principal amount of $360,186, which provides for annual interest at a rate of 6%, payable monthly in either cash or our stock, at our option. The New Note originally had a maturity date of April 30, 2012.

We subsequently extended the note initially to July 31, 2012 and then to July 31, 2013 and subsequently to August 31, 2013 (see Note 14) and converted $236,305 of the principal of the note into common stock (see Note 6). We also recorded into principal $7,500 of the lender’s legal fees related to documentation of the extension agreement. During the three months ended June 30, 2013, we recorded a loss on conversion of $22,789 on those partial conversions.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at June 30, 2013:

	Principal	Unamortized Discount	Net Amount	Accrued Interest

Amended and Restated Series A 12% Convertible Notes, past due	$885,000	$–	$885,000	$442,500
December 2006 10% Convertible Notes, past due	17,000	–	17,000	16,525
2008 10% Convertible Notes, past due	25,000	–	25,000	16,354
October & November 2009 10% Convertible Notes, past due	50,000	–	50,000	21,722
April 2010 10% Convertible Note	75,000	(2,251)	72,749	25,823
September 2010 10% Convertible Notes, past due	308,100	–	308,100	63,946
April 2011 10% Convertible Notes, past due	400,400	–	400,400	115,115
July and August 2011 10% Convertible Notes, $257,656 past due	357,655	–	357,655	80,867
September 2011 Convertible Notes, past due	22,260	–	22,260	–
Law Firm Note Number 1	75,000	–	75,000	4,792
Law Firm Note Number 2	47,000	–	47,000	170
Total – Convertible Notes	$2,262,415	$(2,251)	$2,260,164	$787,814

All of the convertible notes payable in the above table are presently past due or will be due within one year of the June 30, 2013 balance sheet date. As a result, we expect to amortize all of the remaining discounts during the fiscal year ending March 31, 2014.

During the three months ended June 30, 2013, we recorded interest expense of $89,260 related to the contractual interest rates of our convertible notes and interest expense of $2,033 related to the amortization of debt discounts on the convertible notes for a total of $91,293.

Convertible notes payable consisted of the following at March 31, 2013:

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

We have begun discussions with the noteholders regarding an extension to the notes but there can be no assurance that we will be able to do so on terms that we deem acceptable or at all.  We are recording interest at the default rate of 20%.

DECEMBER 2006 10% CONVERTIBLE NOTES

At June 30, 2013, one note representing $17,000 of the December 2006 10% Notes remained outstanding and in default. This note is convertible into our common stock at $0.17 per share. We are recording interest at the default rate of 15%.

2008 10% CONVERTIBLE NOTES

One 2008 10% Convertible Note in the amount of $25,000 which matured in January 2010 remained outstanding at June 30, 2013. This note is convertible into our common stock at $0.50 per share. We are recording interest at the default rate of 15%.

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

In July 2012, we issued 461,409 shares of common stock to the holder of the $25,000 note in exchange for the value of the principal and related accrued interest of $8,000 under the same terms that we used to sell units consisting of one share of common stock and one-half of a stock purchase warrant on June 29, 2012 (see Note 6). The 461,409 share issuance was priced based on 80% of the trailing five day average before issuance to be consistent with the equity unit structure. As part of that structure, the noteholder also received seven year warrants to purchase 230,705 share of common stock at a price of $0.107 per share. The $16,149 value of the warrant was calculated using the binomial lattice valuation methodology. We recorded a loss on conversion of $45,796 on the conversions in the quarter ended September 30, 2012.

We are recording interest at the default rate of 15%.

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

On March 31, 2012, we agreed to extend the expiration date and to change the exercise price of certain warrants of the note holder by two years in exchange for his extension of $50,000 of the October & November 2009 10% Convertible Notes and the $75,000 April 2010 10% Convertible Note by that same two year period.  We recorded a charge of $77,265 relating to this modification in the quarter ended March 31, 2012.

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

There were no conversions on the September 2010 10% Convertible Notes during the three months ended June 30, 2013. We are recording interest at the default rate of 15%.

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

Effective July 14, 2012, holders of three notes totaling $100,000 agreed to extend the expiration date of their notes to July 13, 2013. Subsequent to June 30, 2013, the holders of the three notes agreed to extend their notes to July 16, 2014.

At June 30, 2013, the outstanding principal balance was $357,655, of which $257,655 was in default. Following the expiration of the maturity dates on the $257,655 of notes that are now in default, we began to accrue interest at the default interest rate of 15%.

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

The following conversions of the September 2011 Convertible Notes have taken place during the fiscal years ended March 31, 2013 and 2012:

	Fiscal Year Ended March 31, 2013	Fiscal Year Ended March 31, 2012
Principal converted	$60,000	$15,000

During the three months ended June 30, 2013, $156,500 of the September 2011 Convertible Notes were converted into our common stock per the conversion formulae in the notes.

At June 30, 2013, the outstanding principal balance was in default and there was no accrued interest as these notes do not bear interest.

LAW FIRM NOTE NUMBER 1

On March 22, 2012, we entered into a Promissory Note with our corporate law firm for the amount of $75,000, which represented the majority of the amount we owed to that firm. The Promissory Note originally had a maturity date of December 31, 2012 and bears interest at five percent per annum. The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.08 per share.  This ability of the holder to convert became exercisable upon the amendment of the Articles of Incorporation increasing the authorized shares of our common stock to a number greater than 250,000,000. As that increase in the authorized number of shares of our common stock was approved by our stockholders at a Special Stockholders Meeting on June 4, 2012, this note was reclassified to a convertible note as of June 30, 2012. During the quarter ended June 30, 2013, the parties agreed to extend the Maturity Date of the Note to October 1, 2013.

LAW FIRM NOTE NUMBER 2

On June 4, 2013, we entered into a Promissory Note with our corporate law firm for the amount of $47,000, which represented approximately 50% of the amount we owed to that firm for services in 2012. The Promissory Note has a maturity date of October 1, 2014 and bears interest at five percent per annum. The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.07 per share.

NOTE 6. EQUITY TRANSACTIONS

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

In June 2013, we issued to our CEO the remaining 3,400,000 shares under his restricted share grant, all of which were vested.

During the three months ended June 30 2013, we issued 3,448,337 shares of restricted common stock to the holders of three notes issued by the Company in exchange for the partial conversion of principal and interest in an aggregate amount of $246,500 at an average conversion price of $0.07 per share.

During the three months ended June 30, 2013, we issued 222,734 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.10 per share in payment for legal services valued at $21,750 based on the value of the services provided.

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

Since we have either failed to file, or failed to maintain the registration obligations under these agreements, as of June 30, 2013 we have accrued estimated aggregate liquidated damages of $437,800 in connection with the liquidated damage provisions of these agreements, which we believe represents our maximum exposure under these provisions. Accordingly, we do not expect to accrue any further liquidated damages in connection with these agreements.  The actual amount of liquidated damages paid, if any, may differ from our estimates as it is our intention to negotiate with the investors the settlement of liquidated damages due and, as such, the ultimate amounts we may actually pay may be less than the amount currently accrued.

NOTE 8. OTHER CURRENT LIABILITIES

At June 30, 2013 and March 31, 2013, our other current liabilities were comprised of the following items:

	June 30, 2013	March 31, 2013
Accrued interest	$1,127,357	$1,032,110
Accrued legal fees	179,465	179,465
Other	117,964	155,610
Total other current liabilities	$1,424,786	$1,367,185

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $2,155,415 (as identified in Notes 4 and 5 above) have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At June 30, 2013, we had accrued interest in the amount of $1,076,433 associated with these defaulted notes in accrued liabilities payable (see Notes 4 and 5).

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

Our fair value measurements at the June 30, 2013 reporting date are classified based on the valuation technique level noted in the table below:

Description	June 30, 2013	Quoted Prices in Active Markets for (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Derivative Liabilities	$2,886,257	$–	$–	$2,886,257
Total Assets	$2,886,257	$–	$–	$2,886,257

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Three Months Ended June 30, 2013
Risk free interest rate	0.04% - 0.75%
Average expected life	0.25 – 3.2 years
Expected volatility	58.0% - 102.8%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the three months ended June 30, 2013:

	April 1, 2013	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	Reclassification of Derivative Liability to Paid in capital	June 30, 2013

Derivative liabilities	$3,588,239	$–	$(609,125)	$(92,857)	$2,886,257

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the three months ended June 30, 2012:

	April 1, 2012	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	Reclassification of Derivative Liability to Paid in capital	June 30, 2012

Derivative liabilities	$3,588,615	$–	$(687,600)	$(26,543)	$2,874,472

NOTE 10. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three months ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Vesting of stock options	$50,387	$52,794
Incremental fair value of option modifications	957	19,838
Vesting expense associated with CEO restricted stock grant	64,444	96,667
Total stock-based compensation expense	$115,788	$169,299

Basic and diluted loss per common share	$(0.00)	$(0.00)

All of the stock-based compensation expense recorded during the three months ended June 30, 2013 and 2012, which totaled $115,788 and $169,299, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the three months ended June 30, 2013 had no impact on basic and diluted loss per common share and the stock-based compensation expense recorded during the three months ended June 30, 2012 also had no impact on basic and diluted loss per common share .

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended June 30, 2013 was insignificant.

In the three months ended June 30, 2013, In May 2013, we granted to a scientific advisory board member and a scientific consultant a three year option to purchase 125,000 shares of our common stock at a price of $0.11 per share.

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to stock option grants utilizing the Binomial Lattice option pricing models at, and during the three months ended June 30, 2013:

Risk free interest rate	0.38%
Average expected life	3 years
Expected volatility	94.6%
Expected dividends	None

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

We did not issue any stock option grants in the three months ended June 30, 2012.

Options outstanding that have vested and are expected to vest as of June 30, 2013 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Vested	20,204,123	$0.28	3.86
Expected to vest	1,016,675	$0.25	7.88
Total	21,220,798

A summary of stock option activity during the three months ended June 30, 2013 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2013	21,095,798	$0.076 - $0.41	$0.28
Exercised	–	–
Granted	125,000	0.11	$0.11
Cancelled/Expired	–	–
Stock options outstanding at June 30, 2013	21,220,798	$0.076 - $0.41	$0.28
Stock options exercisable at June 30, 2013	20,204,123	$0.076 - $0.41	$0.28

At June 30, 2013, there was approximately $97,091 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 0.21 years.

On June 30, 2013, our stock options had a negative intrinsic value since the closing price on that date of $0.10 per share was below the weighted average exercise price of our stock options

NOTE 11.  WARRANTS

A summary of warrant activity during the three months ended June 30, 2013 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2013	75,647,294	$0.07 - $0.25	$0.11
Exercised	–	–
Issued	790,124	$0.12	$0.12
Cancelled/Expired	–	–
Warrants outstanding at June 30, 2013	76,437,418	$0.07 - $0.25	$0.11
Warrants exercisable at June 30, 2013	76,437,418	$0.07 - $0.25	$0.11

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models at, and during the three months ended June 30, 2013:

Risk free interest rate	1.53%
Average expected life	7 years
Expected volatility	91.2%
Expected dividends	None

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

In the quarter ended June 30, 2013, we invoiced the US Government for the twelfth milestone under our DARPA contract in the amount of $195,596 and received that payment. The details of that milestone were as follows:

Milestone 2.3.2.2 – Formulate initial design based on work from previous phase. Begin to build and test selected instrument design and tubing sets. The milestone payment was $195,596. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We demonstrated that we were able to build and test selected instrument design and tubing sets. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

In the quarter ended June 30, 2012, we invoiced the US Government for the sixth milestone under our DARPA contract in the amount of $216,747 and received that payment. The details of that milestone were as follows:

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

In a related matter, DARPA recently awarded a related contract for $22,830,840 to Battelle Memorial Institute (“Battelle”) to be the systems integrator for the various components being developed under the original contract, including our two components of the project. We agreed to become a subcontractor to Battelle under that systems integrator contract. That subcontract will be under a time and materials basis and we expect to begin generating revenues under the subcontract during the fiscal year ending March 31, 2014. We did not record any revenue from that subcontract in the three months ended June 30, 2013. Our expected revenue from the subcontract will be at the discretion of Battelle.

We have not placed a reserve for doubtful accounts on receivables under our DARPA contract since they represent a credit risk related to the U.S. government.

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

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2013 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In July 2013, we invoiced DARPA for milestones 13 and 14 under our contract for a total of $404,362 and collected that amount.

In July 2013, we borrowed $400,000 from two of our directors under 90 day notes bearing 10% interest (the “Notes”). If we do not pay back those loans by October 9, 2013, then the notes will bear interest at a penalty rate of 12% and the noteholders will have the right at their discretion (i) to convert their principal and accrued interest into shares of common stock at $0.088 per share (the “Conversion Price”) and (ii) receive warrants to purchase common stock equal to 50% of the principal converted under the Notes, with an exercise price of $0.132 per share. That potential conversion price and warrant exercise price were based on the same pricing mechanism that we have used in prior equity unit financings since March 2012 (see Note 6) which are based on 80% of the then current market price of our common stock and with the warrant exercise price based on 120% of the same then current market price. We have reserved 6,931,818 shares of common stock to support the conversion in full of the Notes and accrued interest as well as the exercise in full of the warrants (should such conversion and/or issuance occur).

Subsequent to June 30, 2013, we issued 2,795,367 shares of restricted common stock to the holders of five notes issued by the Company in exchange for the partial conversion of principal and interest in an aggregate amount of $173,960 at an average conversion price of $0.06 per share.

Subsequent to June 30, 2013, our compensation committee approved the issuance of four stock option grants to four of our executives. The options carried an exercise price of $0.10 per share, have a ten year life and vest over the following schedule: 25% on July 1, 2014, 25% on July 1, 2015, 25% on July 1, 2016 and 25% on July 1, 2017. The numbers of shares underlying each of the stock option grants were as follows: 2,000,000 shares to our chief executive officer and 500,000 shares each to our president, chief science officer and chief financial officer.

Subsequent to June 30, 2013, we invoiced Battelle for $20,340 under our subcontract.

In July 2013, we issued 514,453 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.11 per share in payment for legal and internal controls services valued at $54,256 based on the value of the services provided.

In August 2013, we completed a unit subscription agreement with four accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased $100,000 of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock at a price per share of $0.111 and (ii) a warrant to purchase such number of shares of Common Stock as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.111 (the "Warrant Shares") at an exercise price of $0.167 per Warrant Share. This resulted in the issuance of 900,901 shares of Common Stock and 450,451 Warrant Shares.

In August 2013, 13 warrant holders exercised 6,274,394 warrants to receive 3,248,601 shares in cashless transactions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

Revenues

We recorded government contract revenue of $195,596 in the three months ended June 30, 2013 compared to $216,747 in the three months ended June 30, 2012.  This revenue arose from work performed under our government contract.  On September 30, 2011, we entered into a contract with the United States of America, issued by SPAWAR Systems Center Pacific, pursuant to a contract award from the Defense Advanced Research Projects Agency (“DARPA”). Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers.

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

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2013 were $979,394 in comparison with $1,207,553 for the comparable quarter a year ago.  This decrease of $228,159, or 18.9%, was due to decreases in professional fees of $153,051 and in payroll and related expenses of $95,464, which were partially offset by an increase in general and administrative expenses of $20,356.

The $153,051 decrease in our professional fees was primarily due to a reduction in our legal expenses of $115,947, approximately $98,000 of that decrease related to the cost of the Gemini litigation in the June 2012 period with no comparable expense in the June 2013 period since the cost of the Gemini litigation was covered by insurance in the June 2013 period. We also had a reduction in our investor relations expenses of $32,038 as we ceased to have a dedicated, full-time consultant in that function and of $30,074 in scientific consulting expense due to reduced activity in our Indian trial.

The $95,464 decrease in payroll and related expenses was primarily due to a reduction in stock-based compensation of $53,511 and a reduction in cash-based compensation of $41,953. The decrease in stock-based compensation was due to the completion of vesting on a number of our stock options. The decrease in cash-based compensation was due to the payment of bonuses to our senior management in the 2012 period with no comparable payments in the 2013 period.

The $20,356 increase in general and administrative expenses was primarily due to a $24,773 increase in our DARPA-related general and administrative expenses, which was partially offset by a decrease of $4,417 in our non-DARPA-related general and administrative expenses.

Other (Income) Expense

Other (income) expense consists primarily of the change in the fair value of our derivative liability, other expense and interest expense. Other (income) expense for the three months ended June 30, 2013 were other income of $480,300 in comparison with other expense of $25,978 for the comparable quarter a year ago.

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the three months ended June 30, 2013, the change in the estimated fair value of derivative liability was a gain of $609,125 and for the three months ended June 30, 2012, the change in estimated fair value was a gain of $687,600.

Interest Expense

Interest expense was $106,096 for the three months ended June 30, 2013 compared to $688,645 in the corresponding prior period, a decrease of $582,549. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	6/30/13	6/30/12	Change
Interest Expense	$103,200	$192,576	$(89,376)
Amortization of Deferred Financing Costs	863	98,051	(97,188)
Non-Cash Interest Expense	–	11,846	(11,846)
Amortization of Note Discounts	2,033	386,172	(384,139)
Total Interest Expense	$106,096	$688,645	$(582,549)

As noted in the above table, the three most significant factors in the $582,549 decrease in interest expense were (a) the $384,139 reduction in the amortization of debt discounts that was largely the result of the completion of the discount amortization on the majority of our convertible notes prior, (b) the $97,188 reduction in the amortization of deferred financing costs that was largely the result of the completion of the deferred financing cost amortization on the relevant convertible notes and notes payable prior and (c) the reduction in interest expense largely due to the lower level of notes outstanding.

Other

The three months ended June 30, 2013 also contained a $22,789 loss on settlement of accrued interest and damages. The three months ended June 30, 2012 contained a $24,978 loss on debt conversion that related to the conversion of $60,185 of a note payable to equity.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $303,000 and $1,017,000 for the quarters ended June 30, 2013 and 2012, respectively.

Basic and diluted loss per common share were ($0.00) for the three month period ended June 30, 2013 compared to ($0.01) for the period ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, we had a cash balance of $31,653 and a working capital deficit of $8,949,996. This compares to a cash balance of $125,274 and a working capital deficit of $9,276,618 at March 31, 2013. Between July 1, 2013 and August 11, 2013, we raised $400,000 in a loan from two of our board members, raised $100,000 in equity and billed and subsequently received $404,362 under our DARPA contract. Our cash at June 30, 2013 plus additional funds raised to date subsequent to June 30, 2013 are not sufficient to meet our funding requirements during the next twelve months. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern. We recently signed an agreement with a broker-dealer to raise operating capital to cover near term operating requirements and the expected costs of our US safety trial. The agreement also calls for the broker-dealer to then raise a larger financing (see note 2) to meet future growth initiatives. Any securities offered will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The engagement agreement is on a best efforts basis and there can be no assurance that the broker-dealer can raise working capital for us on acceptable terms or at all.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the three months ended
	June 30, 2013	June 30, 2012
Cash (used in) provided by:
Operating activities	$(222)	$(320)
Investing activities	–	–
Financing activities	128	772
Net increase (decrease) in cash	$(94)	$452

NET CASH FROM OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $222,000 in the three months ended June 30, 2013 compared to net cash used in operating activities of approximately $320,000 in the three months ended June 30, 2012, a decrease of $98,000.  The $98,000 decrease was primarily due to our reduced operating loss.

NET CASH FROM INVESTING ACTIVITIES. We did not have any investing activities during either period.

NET CASH FROM FINANCING ACTIVITIES. Net cash generated from financing activities decreased from approximately $772,000 in the three months ended June 30, 2012 to $128,000 in the three months ended June 30, 2013. The primary financing activity in both periods was from the issuance of common stock. We raised $128,000 from the sale of common stock in the three months ended June 30, 2013 compared to $802,000 in the three months ended June 30, 2012.

An increase in working capital during the three months ended June 30, 2012 in the amount of approximately $327,000 changed our negative working capital position to approximately ($8,950,000) at June 30, 2013 from a negative working capital of approximately ($9,277,000) at March 31, 2013.  The most significant factors in the increase in working capital noted above were a decrease in derivative liability of approximately $702,000, a reduction in our convertible notes payable of approximately $107,000 and a reduction in our notes payable of approximately $86,000. Those liability reductions were partially offset by the collection of approximately $209,000 in accounts receivable, a decrease of approximately $94,000 in cash and an increase of approximately $150,000 in our accounts payable.

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

There have been no changes to our critical accounting policies as disclosed in our Form 10-K for the year ended March 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2013, we issued the following securities which were not registered under the Securities Act of 1933, as amended, and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

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

In June 2013, we issued to our CEO the remaining 3,400,000 shares under his restricted share grant, all of which were vested.

During the three months ended June 30, 2013, we issued 3,675,278 shares of restricted common stock to the holders of three notes issued by the Company in exchange for the partial conversion of principal and interest in an aggregate amount of $246,500 at an average conversion price of $0.07 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $2,311,916 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At June 30, 2013, we had accrued interest in the amount of $1,076,433 associated with these notes payable.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc., as amended (2)

4.1	Form of Common Stock Purchase Warrant dated June 14, 2013 (*)

10.1	Form of Unit Subscription Agreement Warrant dated June 14, 2013 (*)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

(1)	Incorporated by reference to the filing of such exhibit with the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(2)	Incorporated by reference to the filing of such exhibit with the Company’s Annual Report on Form 10-K dated for the year ended March 31, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: August 13, 2013	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

