Form 10-Q
period 2013-09-30
AETHLON MEDICAL INC
filed 2013-11-14
CIK 882291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, the registrant had outstanding 199,021,247 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$8,754	$125,274
Accounts receivable	220,185	208,781
Deferred financing costs	–	863
Prepaid expenses and other current assets	54,804	29,602
Total current assets	283,743	364,520

Property and equipment, net	–	145
Patents and patents pending, net	117,071	121,653
Deposits	10,376	10,376
Total assets	$411,190	$496,694

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$608,908	$822,832
Due to related parties	827,112	736,070
Notes payable	590,000	321,381
Convertible notes payable, net of discounts	2,244,373	2,367,631
Derivative liabilities	5,864,615	3,588,239
Accrued liquidated damages	437,800	437,800
Other current liabilities	1,385,834	1,367,185
Total current liabilities	11,958,642	9,641,138

Commitments and Contingencies (Note 13)

Stockholders' Deficit
Common stock, par value $0.001 per share; 500,000,000 shares authorized as of September 30, 2013 and March 31, 2013; 191,758,061 and 173,674,201 shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	191,760	173,685
Additional paid-in capital	53,389,282	52,157,196
Accumulated deficit	(65,128,494)	(61,475,325)
Total stockholders’ deficit	(11,547,452)	(9,144,444)
Total liabilities and stockholders' deficit	$411,190	$496,694

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012

REVENUES

Government contract revenue	$644,887	$400,114	$840,483	$616,861

OPERATING EXPENSES

Professional fees	327,511	450,999	651,581	928,120
Payroll and related expenses	404,849	559,470	863,480	1,113,566
General and administrative	142,323	189,439	339,014	366,758
Total operating expenses	874,683	1,199,908	1,854,075	2,408,444
OPERATING LOSS	(229,796)	(799,794)	(1,013,592)	(1,791,583)

OTHER EXPENSE (INCOME)
Loss on debt conversion	17,467	71,080	40,256	96,059
(Gain)/loss on change in fair value of derivative liability	2,992,002	326,138	2,382,877	(361,462)
Interest and other debt expenses	110,405	224,374	216,502	913,062
Interest income	–	(62)	(59)	(107)
Total other expense	3,119,874	621,530	2,639,576	647,552
NET LOSS	$(3,349,670)	$(1,421,324)	$(3,653,168)	$(2,439,135)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.01)	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	187,643,582	144,700,999	182,004,220	135,175,838

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended September 30, 2013 and 2012

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2013	2012
Cash flows from operating activities:

Net loss	$(3,653,168)	$(2,439,135)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	4,727	5,469
Stock based compensation	190,601	395,495
Loss on debt conversion	40,256	96,059
Non cash interest expense	–	11,846
Fair market value of common stock, warrants and options issued for services	264,343	139,182
Change in fair value of derivative liabilities	2,382,877	(361,462)
Amortization of debt discount and deferred financing costs	4,578	582,497
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(25,202)	(32,062)
Accounts receivable	(11,404)	400,114
Accounts payable and other current liabilities	(33,170)	296,447
Due to related parties	91,042	(10,000)
Net cash used in operating activities	(744,520)	(915,550)

Cash flows from investing activities:
Purchases of property and equipment	–	–
Net cash used in investing activities	–	–

Cash flows from financing activities:
Principal repayments of notes payable	–	(29,610)
Net proceeds from the issuance of notes payable	400,000	–
Proceeds from the issuance of common stock	228,000	1,073,000
Net cash provided by financing activities	628,000	1,043,390

Net (decrease) increase in cash	(116,520)	127,840

Cash at beginning of period	125,274	143,907

Cash at end of period	$8,754	$271,747

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Six Month Periods Ended September 30, 2013 and 2012

(Unaudited)

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$–	$2,821

Income taxes	$–	$–

Supplemental disclosures of non-cash investing and financing activities:

Debt and accrued interest converted to common stock	$420,460	$1,515,062

Deferred financing costs recorded in connection with debt amendment	$–	$2,500

Reclassification of accounts payable to convertible notes payable	$47,000	$–

Reclassification of note payable to convertible notes payable	$–	$75,000

Reclassification of warrant derivative liability into equity	$106,501	$32,759

Reclassification of accrued interest to convertible notes payable	$20,027	$–

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2013

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2013 was derived from our audited financial statements. Operating results for the six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2013, which includes audited financial statements and footnotes as of March 31, 2013 and for the years ended March 31, 2013 and 2012.

NOTE 2. LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately $11,675,000, recurring losses from operations and an accumulated deficit of approximately $65,128,000 at September 30, 2013, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. Our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2014 ("fiscal 2014"). Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

We are currently addressing our liquidity needs by exploring investment capital opportunities through the private placement of common stock or issuance of additional debt. We believe that our access to additional capital, together with existing cash resources and anticipated receipts under the Defense Advanced Research Projects Agency (DARPA) contract, as discussed in Note 12, will be sufficient to meet our liquidity needs for fiscal 2014. However, no assurance can be given that we will receive any funds in connection with our capital raising efforts.

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

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly-owned subsidiary, Exosome Sciences, Inc. (collectively hereinafter referred to as the "Company" or "Aethlon").  There were no material intercompany transactions or balances between Aethlon and its subsidiary through September 30, 2013.

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

The potentially dilutive common shares outstanding at September 30, 2013 and 2012, which include common shares underlying outstanding stock options, warrants and convertible notes, were 137,935,529 and 132,459,618, respectively.

REVENUE RECOGNITION

DARPA Contract - With respect to revenue recognition, we entered into a government contract with DARPA and have recognized revenue under such contract. We adopted the Milestone method of revenue recognition for the DARPA contract under ASC 605-28 “Revenue Recognition – Milestone Method” and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method (see Note 12).

In order to account for this contract, we identify the deliverables included within the contract and evaluates which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has standalone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

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

Battelle Subcontract – With respect to revenue recognition, we entered into a subcontract agreement with Battelle Memorial Institute (“Battelle”) in March 2013. Battelle was chosen by DARPA to be the prime contractor on the systems integration portion of the original DARPA contract and we are one of several subcontractors on that systems integration project. The Battelle subcontract is under a time and materials basis and we began generating revenues under the subcontract in the three months ended September 30, 2013. Our expected revenue from the subcontract will be at the discretion of Battelle. The Battelle subcontract is our first cost-reimbursable contract.

Our revenue under this contract will be a function of cost reimbursement plus an overhead mark-up for hours devoted to the project by specific employees (with specific hourly rates for those employees), for travel expenses related to the project, for any equipment purchased for the project and for the cost of any consultants hired by us to perform work on the project. Each payment will require approval by the program manager at Battelle.

PATENTS

We capitalize the cost of patents, some of which were acquired, and amortize such costs over the estimated useful life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred research and development expenses during the three and six month periods ended September 30, 2013 and 2012, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	September 30,	September 30,
	2013	2012

Three months ended	$293,580	$360,090
Six months ended	$626,638	$649,787

FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of certain convertible notes and related warrants at September 30, 2013 and March 31, 2013 are $5,864,615 and $3,588,239, respectively, based upon a third party valuation report that we commissioned. Warrants classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We believe that no impairment occurred at or during the three and six months ended September 30, 2013 and 2012.

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, or the Securities and Exchange Commission during the six months ended September 30, 2013 or that were issued in prior periods but do not become effective until future periods that in the opinion of management had, or are expected to have a material impact on our present or future consolidated financial statements.

NOTE 4. NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2013		March 31, 2013
	Principal Balance	Accrued Interest	Principal Balance	Accrued Interest
12% Notes payable, past due	$185,000	$339,937	$185,000	$333,000
10% Note payable, past due	5,000	6,125	5,000	6,000
Tonaquint Note	–	–	131,381	543
Directors’ Notes	400,000	9,032	–	–
Total	$590,000	$355,094	$321,381	$339,543

During the six month periods ended September 30, 2013 and 2012, we recorded interest expense of $26,208 and $32,447, respectively, related to the contractual interest rates of our notes payable.

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On April 21, 2010, a holder of $100,000 of the 12% Notes converted his principal balance and $71,758 of accrued interest into 687,033 shares of common stock at an agreed conversion price of $0.25 per share. We incurred a loss upon this conversion of $68,703 since the closing price of our common stock was $0.35 at the date of conversion. At September 30, 2013, the 12% Notes were past due, in default, and bearing interest at the default rate of 15%.

10% NOTES

At September 30, 2013, one 10% Note in the amount of $5,000, which is past due and in default, remained outstanding and it bears interest at the default rate of 15%.

Management's plans to satisfy the remaining outstanding balance on these 12% and 10% Notes include converting the notes to common stock at market value or repayment with available funds.

TONAQUINT NOTE

On June 28, 2011, in conjunction with our satisfying all balances owed under a convertible note, we entered into a Termination Agreement with Tonaquint, Inc. under which both parties agreed that in consideration of the termination of a warrant, the waiving of all fees, penalties, the creation of the selling program and other factors, we agreed to issue an unsecured non-convertible promissory note (the "New Note") in the principal amount of $360,186, which provides for annual interest at a rate of 6%, payable monthly in either cash or our stock, at our option. The New Note originally had a maturity date of April 30, 2012.  We subsequently extended the note initially to July 31, 2012 and then to July 31, 2013 and subsequently to August 31, 2013. We also recorded into principal $12,500 of the lender’s legal fees related to documentation of the extension agreement.

During the six months ended September 30, 2013, we issued 1,540,426 shares of common stock to convert $136,060 of principal and accrued interest (see Note 6). As a result of those conversions, the Tonaquint Note was paid off in full during the September 2013 quarter. We recorded a loss on conversion of $40,256 on those conversions over the six months ended September 30, 2013.

The following table shows the conversions into principal of the Tonaquint Note by fiscal year:

Activity in Tonaquint Note
Initial principal balance	$360,186
Lender’s legal fees	12,500
Conversions during the fiscal year ended March 31, 2013	(241,307)
Conversions during the six months ended September 30, 2013	(131,379)
Balance as of September 30, 2013	$–

Directors’ Notes

In July 2013, we borrowed $400,000 from two of our directors under 90 day notes bearing 10% interest (the “Notes”). If we do not pay back those loans by October 9, 2013, then the notes will bear interest at a penalty rate of 12% and the noteholders will have the right at their discretion (i) to convert their principal and accrued interest into shares of common stock at $0.088 per share (the “Conversion Price”) and (ii) receive warrants to purchase common stock equal to 50% of the principal converted under the Notes, with an exercise price of $0.132 per share. That potential conversion price and warrant exercise price were based on the same pricing mechanism that we have used in prior equity unit financings since March 2012 (see Note 6) which are based on 80% of the then current market price of our common stock and with the warrant exercise price based on 120% of the same then current market price. We have reserved 6,931,818 shares of common stock to support the conversion in full of the Notes and accrued interest as well as the exercise in full of the warrants (should such conversion and/or issuance occur). We are discussing an extension on the Director’s Notes.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at September 30, 2013:

	Principal	Unamortized Discount	Net Amount	Accrued Interest

Amended and Restated Series A 12% Convertible Notes, past due	$885,000	$–	$885,000	$486,750
December 2006 10% Convertible Notes, past due	17,000	–	17,000	17,163
2008 10% Convertible Notes, past due	25,000	–	25,000	17,292
October & November 2009 10% Convertible Notes	50,000	–	50,000	23,444
April 2010 10% Convertible Note	75,000	(570)	74,430	27,688
September 2010 10% Convertible Notes, past due	283,100	–	283,100	34,536
April 2011 10% Convertible Notes, past due	400,400	–	400,400	80,130
July and August 2011 10% Convertible Notes, $257,656 past due	377,683	–	377,683	73,416
September 2011 Convertible Notes, past due	9,760	–	9,760	–
Law Firm Note Number 1	75,000	–	75,000	5,729
Law Firm Note Number 2	47,000	–	47,000	757
Total – Convertible Notes	$2,244,943	$(570)	$2,244,373	$766,905

All of the convertible notes payable in the above table are presently past due or will be due within one year of the September 30, 2013 balance sheet date. As a result, we expect to amortize all of the remaining discounts during the fiscal year ending March 31, 2014.

During the six months ended September 30, 2013, we recorded interest expense of $178,788 related to the contractual interest rates of our convertible notes and interest expense of $3,714 related to the amortization of debt discounts on the convertible notes for a total of $91,293.

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

DECEMBER 2006 10% CONVERTIBLE NOTES

At September 30, 2013, one note representing $17,000 of the December 2006 10% Notes remained outstanding and in default. This note is convertible into our common stock at $0.17 per share. We are recording interest at the default rate of 15%.

2008 10% CONVERTIBLE NOTES

One 2008 10% Convertible Note in the amount of $25,000 which matured in January 2010 remained outstanding at September 30, 2013. This note is convertible into our common stock at $0.50 per share. We are recording interest at the default rate of 15%.

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

The following table shows the conversions into principal of the October and November 2009 Convertible Notes Note by fiscal year:

Activity in October and November 2009 Convertible Notes
Initial principal balance, including $250,000 of deferred financing costs	$450,250
Conversions during the fiscal year ended March 31, 2010	(70,000)
Conversions during the fiscal year ended March 31, 2011	(175,000)
Conversions during the fiscal year ended March 31, 2012	(130,250)
Conversions during the fiscal year ended March 31, 2013	(25,000)
Balance as of September 30, 2013	$50,000

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

In September 2013, we agreed to extend the expiration date of certain warrants of one of the note holders by two years in exchange for the extension of $50,000 of the October & November 2009 10% Convertible Notes and the $75,000 April 2010 10% Convertible Note (see below) by that same two year period.  Management assessed the change in the value of the notes and related warrants before and after that extension and determined that the change in value related to the change in terms was not significant.

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

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes. We amortized this discount using the effective interest method over the term of the note. As of September 30, 2013, there have not been any conversions of the April 2010 10% Convertible Note.

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

In September 2013, we agreed to extend the expiration date of certain warrants of one of the note holders by two years in exchange for the extension of $50,000 of the October & November 2009 10% Convertible Notes and the $75,000 April 2010 10% Convertible Note (see below) by that same two year period.  Management assessed the change in the value of the notes and related warrants before and after that extension and determined that the change in value related to the change in terms was not significant.

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

The following table shows the conversions into principal of the September 2010 10% Convertible Notes Note by fiscal year:

Activity in September 2010 10% Convertible Notes
Initial principal balance	$743,600
Conversions during the fiscal year ended March 31, 2012	(405,500)
Conversions during the fiscal year ended March 31, 2013	(30,000)
Balance as of September 30, 2013	$308,100

$25,000 of the September 2010 10% Convertible Notes converted to common stock during the six months ended September 30, 2013. We are recording interest at the default rate of 15%.

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

As of September 30, 2013, there have not been any conversions of the April 2011 10% Convertible Notes. We are recording interest at the default rate of 15%.

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

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a $257,926 discount against the principal of the notes. We amortized this discount using the effective interest method over the term of the note. As of September 30, 2013, there have not been any conversions of the July & August 2011 10% Convertible Notes.

Effective July 14, 2012, holders of three notes totaling $100,000 agreed to extend the expiration date of their notes to July 13, 2013. Subsequent to June 30, 2013, the holders of the three notes agreed to extend their notes to July 16, 2014. As part of the extension, we agreed to capitalize accrued interest of $20,027 into the principal balance.

At September 30, 2013, the outstanding principal balance was $377,683, of which $257,655 was in default. Following the expiration of the maturity dates on the $257,655 of notes that are now in default, we began to accrue interest at the default interest rate of 15%.

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

The following table shows the conversions into principal of the September 2011 Convertible Notes Note by fiscal year:

Activity in September 2011 Convertible Notes
Initial principal balance	$253,760
Conversions during the fiscal year ended March 31, 2012	(15,000)
Conversions during the fiscal year ended March 31, 2013	(60,000)
Conversions during the six months ended September 30, 2013	(169,000)
Balance as of September 30, 2013	$9,760

At September 30, 2013, the outstanding principal balance was in default and there was no accrued interest as these notes do not bear interest.

LAW FIRM NOTE NUMBER 1

On March 22, 2012, we entered into a Promissory Note with our corporate law firm for the amount of $75,000, which represented the majority of the amount we owed to that firm. The Promissory Note originally had a maturity date of December 31, 2012 and bears interest at five percent per annum. The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.08 per share.  This ability of the holder to convert became exercisable upon the amendment of the Articles of Incorporation increasing the authorized shares of our common stock to a number greater than 250,000,000. As that increase in the authorized number of shares of our common stock was approved by our stockholders at a Special Stockholders Meeting on June 4, 2012, this note was reclassified to a convertible note as of June 30, 2012. During the quarter ended June 30, 2013, the parties agreed to extend the Maturity Date of the Note to October 1, 2013 and subsequent to September 30, 2013, the expiration date of this note was again extended to October 1, 2014. As of September 30, 2013, there have not been any conversions of the Law Firm Note Number 1.

At September 30, 2013, the outstanding principal balance was $75,000.

LAW FIRM NOTE NUMBER 2

On June 4, 2013, we entered into a Promissory Note with our corporate law firm for the amount of $47,000, which represented approximately 50% of the amount we owed to that firm for services in 2012. The Promissory Note has a maturity date of October 1, 2014 and bears interest at five percent per annum. The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.07 per share.  As of September 30, 2013, there have not been any conversions of the Law Firm Note Number 2.

At September 30, 2013, the outstanding principal balance was $47,000.

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

In July 2013, our compensation committee and Board of Directors approved the issuance of four stock option grants to four of our executives. The options carried an exercise price of $0.10 per share, have a ten year life and vest over the following schedule: 25% on July 1, 2014, 25% on July 1, 2015, 25% on July 1, 2016 and 25% on July 1, 2017. The numbers of shares underlying each of the stock option grants were as follows: 2,000,000 shares to our chief executive officer and 500,000 shares each to our president, chief science officer and chief financial officer (see Note 10).

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

During the three months ended September 30, 2013, we issued 933,522 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.14 per share in payment for legal and scientific consulting services valued at $127,593 based on the value of the services provided.

During the three months ended September 30, 2013, we issued 1,168,343 shares of restricted common stock at an average price of $0.10 per share in payment for investor relations and public relations services valued at $115,000 based on the value of the services provided.

During the three months ended September 30, 2013, 18 warrant holders exercised 6,581,259 warrants to receive 3,407,468 restricted shares of common stock in cashless transactions.

During the three months ended September 30 2013, we issued 2,795,367 shares of restricted common stock to the holders of four notes issued by the Company in exchange for the partial or full conversion of principal and interest in an aggregate amount of $173,960 at an average conversion price of $0.06 per share.

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

Since we have either failed to file, or failed to maintain the registration obligations under these agreements, as of September 30, 2013 and March 31, 2013, we have accrued estimated aggregate liquidated damages of $437,800 in connection with the liquidated damage provisions of these agreements, which we believe represents our maximum exposure under these provisions.  Accordingly, we do not expect to accrue any further liquidated damages in connection with these agreements.  The actual amount of liquidated damages paid, if any, may differ from our estimates as it is our intention to negotiate with the investors the settlement of liquidated damages due and, as such, the ultimate amounts we may actually pay may be less than the amount currently accrued.

NOTE 8. OTHER CURRENT LIABILITIES

At September 30, 2013 and March 31, 2013, our other current liabilities were comprised of the following items:

	September 30,	March 31,
	2013	2013
Accrued interest	$1,126,909	$1,032,110
Accrued legal fees	179,465	179,465
Other	79,460	155,610
Total other current liabilities	$1,385,834	$1,367,185

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $2,067,916 (as identified in Notes 4 and 5 above) have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At September 30, 2013, we had accrued interest in the amount of $1,052,865 associated with these defaulted notes in accrued liabilities payable (see Notes 4 and 5).

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

Our fair value measurements at the September 30, 2013 reporting date are classified based on the valuation technique level noted in the table below (there were no transfers in or out of level 3 for all periods presented):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Derivative Liabilities	$5,864,615	$–	$–	$5,864,615
Total Assets	$5,864,615	$–	$–	$5,864,615

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Six Months Ended September 30, 2013
Risk free interest rate	0.02% - 0.62%
Average expected life	0.25 – 3 years
Expected volatility	78.9% - 104.5%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the six months ended September 30, 2013:

	April 1, 2013	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	Reclassification of Derivative Liability to Paid in capital	September 30, 2013

Derivative liabilities	$3,588,239	$–	$2,382,877	$(106,501)	$5,864,615

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the six months ended September 30, 2012:

	April 1, 2012	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	Reclassification of Derivative Liability to Paid in capital	September 30, 2012

Derivative liabilities	$3,588,615	$–	$(361,462)	$(32,759)	$3,194,394

The fair value of derivative liabilities that we recorded in the six months ended September 30, 2012 was related to our April 2011 convertible note, July & August 2011 10% convertible notes and the September 2011 convertible note offerings (see Note 5) and was based upon an independent valuation report.

NOTE 10. STOCK COMPENSATION

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and six months ended September 30, 2013 and 2012:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Total share-based compensation expense	$74,813	$226,196	$190,601	$395,495

Total share-based compensation expense included in net loss	$74,813	$226,196	$190,601	$395,495

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The following table breaks out the components of our share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and six months ended September 30, 2013 and 2012.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Vesting of stock options	73,856	128,572	124,243	181,047
Incremental fair value of option modifications	957	957	1,914	21,114
Vesting expense associated with CEO restricted stock grant	–	96,667	64,444	193,334
Total share-based compensation expense	$74,813	$226,196	$190,601	$395,495

Total share-based compensation expense included in net loss	$74,813	$226,196	$190,601	$395,495

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

All of the stock-based compensation expense recorded during the six months ended September 30, 2013 and 2012, which totaled $190,601 and $395,495, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the three and six months ended September 30, 2013 and 2012 had no impact on basic and diluted loss per common share.

In the six months ended September 30, 2013, we granted to a scientific advisory board member and a scientific consultant a three year option to purchase 125,000 shares of our common stock at a price of $0.11 per share.

The following outlines the significant weighted average assumptions used to estimate the fair value information, which is based on historical data, with respect to stock option grants utilizing the Binomial Lattice option pricing models at, and during the six months ended September 30, 2013:

Risk free interest rate	0.38% - 2.50%
Average expected life	3 years - 10 years
Expected volatility	94.6% - 102.7%
Expected dividends	None

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the six months ended September 30, 2013 was insignificant.

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

Options outstanding that have vested and are expected to vest as of September 30, 2013 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term in Years

Vested	20,949,956	$0.28	3.77
Expected to vest	3,770,842	$0.11	9.69
Total	24,720,798	$0.26	4.68

A summary of stock option activity during the six months ended September 30, 2013 is presented below:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2013	21,095,798	$0.076 - $0.41	$0.28
Exercised	–	–
Issued	3,625,000	$0.10 - 0.11	$0.10
Cancelled/Expired	–	–
Stock options outstanding at September 30, 2013	24,720,798	$0.076 - $0.41	$0.26
Stock options exercisable at September 30, 2013	20,949,956	$0.076 - $0.41	$0.28

At September 30, 2013, there was approximately $337,279 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 1.13 years.

On September 30, 2013, our stock options had a negative intrinsic value since the closing price on that date of $0.17 per share was below the weighted average exercise price of our stock options

NOTE 11.  WARRANTS

A summary of warrant activity during the six months ended September 30, 2013 is presented below:

	Number of Warrants	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2013	75,647,294	$0.076 - $0.25	$0.11
Exercised	(3,407,468)	$0.11	$0.11
Issued	3,513,302	$0.121-$0.167	$0.13
Cancelled/Expired	(3,173,791)	$0.11	$0.11
Warrants outstanding at September 30, 2013	72,579,337	$0.076 - $0.25	$0.12
Warrants exercisable at September 30, 2013	72,579,337	$0.076 - $0.25	$0.12

The following outlines the significant weighted average assumptions used to estimate the fair value information, which is based on historical data, with respect to warrants utilizing the Binomial Lattice option pricing models at, and during the six months ended September 30, 2013:

Risk free interest rate	1.53% - 2.04%
Average expected life	7 years
Expected volatility	91.2 – 96.0%
Expected dividends	None

NOTE 12. DARPA CONTRACT AND RELATED REVENUE RECOGNITION

As discussed in Note 3, we entered into a contract with the DARPA on September 30, 2011. Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers.  The award from DARPA is a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years, including payments of up to $1,975,047 in the first year. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract.  Under the terms of the contract, we will perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.   Originally, only the base year (year one contract) was effective for the parties, however, DARPA subsequently exercised the option on the second and third years of the contract.  DARPA has the option to enter into the contract for years four and five.  The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract.  There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term.  We commenced work under the contract in October 2011.

The details of the four milestones achieved during the six month period ended September 30, 2013 were as follows:

Milestone 2.3.2.2 – Formulate initial design work based on work from the previous phase. Begin to build and test selected instrument design and tubing sets. The milestone payment was $195,581. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  We demonstrated that we were able to formulate the initial design work and to build and test selected instrument design and tubing sets as part of our submission for approval.  The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone 2.3.2.2 – Write and test software and conduct ergonomic research. Begin discussions with the systems integrator. The milestone payment was $195,581. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  We obtained wrote and tested software and conducted ergonomic research and began discussions with the systems integrator. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone 2.3.3.2 – Cartridge construction with optimized affinity matrix design for each potential target. Complete the capture agent screening. The milestone payment was $208,781. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  We completed the cartridge construction with optimized affinity matrix design for each potential target and completed the capture agent screening. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone M5 – Target capture > 90% in 24 hours for at least three targets in blood or blood components. The milestone payment was $208,781. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  We demonstrated that we were able to capture > 90% in 24 hours for at least three of the agreed targets in blood or blood components. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

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

LEASES

We currently rent approximately 2,300 square feet of executive office space at 8910 University Center Lane, Suite 660, San Diego, CA 92122 at the rate of $7,299 per month on a lease that expires in September 2014 based on a one year extension signed in August 2013.

We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $2,917 per month on a two year lease that expires in October 2014.

In October 2013, our Exosome Sciences, Inc. (ESI) subsidiary entered into a one year lease for approximately 2,055 square feet of laboratory space at 11 Deer Park Drive, Suite 103, Monmouth Junction, New Jersey 08852 at the rate of $3,425 per month.

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2013 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In October 2013 and through November 13, 2013, we collected $233,271 under our government contracts.

On October 30, 2013, we entered into a unit purchase agreement (the “Unit Purchase Agreement”) and subscription agreements (the “Subscription Agreements”) with three accredited investors (collectively, the “Purchasers”), pursuant to which the Purchasers purchased an aggregate of 18.4 units (collectively, the “Units”) from us, with each Unit consisting of (a) one hundred thousand (100,000) shares of our common stock, par value $.001 per share (the “Common Stock”), at a purchase price of $0.125 per share and (b) a warrant to purchase fifty thousand (50,000) shares of Common Stock (collectively, the “Warrants”). The Purchasers acquired an aggregate of 1,840,000 shares of Common Stock and Warrants to acquire up to an aggregate of 920,000 shares of Common Stock for an aggregate purchase price of $230,000. Each Warrant is exercisable for a period of five years from the date of issuance at an exercise price of $0.22, subject to adjustment. A Purchaser may exercise a Warrant on a cashless basis. In the event a Purchaser exercises a Warrant on a cashless basis, we will not receive any proceeds. The exercise price of the Warrants is subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. There are no registration rights associated with the Common Stock or the Warrants.

Each Purchaser has contractually agreed to restrict its ability to exercise its Warrant such that the number of shares of the Common Stock held by the Purchaser and its affiliates after such exercise does not exceed 4.99% of our then issued and outstanding shares of Common Stock.

A FINRA registered broker-dealer was engaged as placement agent in connection with the private placement.  We paid the placement agent a cash fee in the amount of $52,600 (representing a $25,000 activation fee, a 10% sales commission, and a 2% non-allocable expense allowance) and will issue the placement agent or its designees warrants to purchase an aggregate of 276,000 shares of Common Stock at $0.22 per share. The warrants issued to the placement agent may be exercised on a cashless basis. In the event the placement agent exercises the warrants on a cashless basis, we will not receive any proceeds.

On October 8, 2013, October 17, 2013 and October 23, 2013, our subsidiary, Exosome Sciences, Inc., issued a total of 3 promissory notes (collectively, the “Notes”) in the aggregate principal amount of $250,000 to Dr. Chetan Shah, a director of the Company, in exchange for Dr. Shah’s loan of funds in the same aggregate amount to ESI. Each Note bears interest at the rate of 10% per annum and will be due and payable in full, including all accrued interest thereon, one year from the date of issuance. The Notes are unsecured and do not provide for conversion of the debt into any other security. The Notes have not been guaranteed by the Company.

In October 2013, our Exosome Sciences, Inc. (ESI) subsidiary entered into a one year lease for approximately 2,055 square feet of laboratory space at 11 Deer Park Drive, Suite 103, Monmouth Junction, New Jersey 08852.

In October 2013, a warrant holder exercised 2,805,000 warrants to receive 1,577,736 shares in a cashless transaction.

In October 2013, we issued 549,450 shares of restricted common stock to the holder of a note issued by the Company in exchange for the partial conversion of accrued interest in an aggregate amount of $30,000 at an average conversion price of $0.05 per share.

On November 12, 2013, we entered into a unit purchase agreement (the “Unit Purchase Agreement”) and subscription agreements (the “Subscription Agreements”) with eight accredited investors (collectively, the “Purchasers”), pursuant to which the Purchasers purchased an aggregate of 32.96 units (collectively, the “Units”) from us, with each Unit consisting of (a) one hundred thousand (100,000) shares of our common stock, par value $.001 per share (the “Common Stock”), at a purchase price of $0.125 per share and (b) a warrant to purchase fifty thousand (50,000) shares of Common Stock (collectively, the “Warrants”). The Purchasers acquired an aggregate of 3,296,000 shares of Common Stock and Warrants to acquire up to an aggregate of 1,648,000 shares of Common Stock for an aggregate purchase price of $412,000. Each Warrant is exercisable for a period of five years from the date of issuance at an exercise price of $0.22, subject to adjustment. A Purchaser may exercise a Warrant on a cashless basis. In the event a Purchaser exercises a Warrant on a cashless basis, we will not receive any proceeds. The exercise price of the Warrants is subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. There are no registration rights associated with the Common Stock or the Warrants.

Each Purchaser has contractually agreed to restrict its ability to exercise its Warrant such that the number of shares of the Common Stock held by the Purchaser and its affiliates after such exercise does not exceed 4.99% of our then issued and outstanding shares of Common Stock.

A FINRA registered broker-dealer was engaged as placement agent in connection with the private placement.  We paid the placement agent a cash fee in the amount of $61,940 (representing a $12,500 advisory fee, a 10% sales commission, and a 2% non-allocable expense allowance) and will issue the placement agent or its designees warrants to purchase an aggregate of 494,400 shares of Common Stock at $0.22 per share. The warrants issued to the placement agent may be exercised on a cashless basis. In the event the placement agent exercises the warrants on a cashless basis, we will not receive any proceeds.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenues

We recorded government contract revenue of $644,887 and $400,114 in the three months ended September 30, 2013 and 2012, respectively.  This revenue arose from work performed under our government contract with DARPA and our subcontract with Battelle as follows:

	Three Months Ended 9/30/13	Three Months Ended 9/30/12	Change in Dollars
DARPA Contract	$613,143	$400,114	$213,029
Battelle Subcontract	31,744	–	31,744
Total Government Contract Revenue	$644,887	$400,114	$244,773

DARPA - On September 30, 2011, we entered into a contract with the United States of America, issued by SPAWAR Systems Center Pacific, pursuant to a contract award from the Defense Advanced Research Projects Agency (“DARPA”). Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers.  The award from DARPA is a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years, including payments of up to $1,975,047 in the first year. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract.  Under the terms of the contract, we will perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.   Originally, only the base year (year one contract) was effective for the parties, however, DARPA subsequently exercised the option on the second and third years of the contract.  DARPA has the option to enter into the contract for years four and five.  The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract.  There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term.  We commenced work under the contract in October 2011.

As of September 30, 2013, we have invoiced for fifteen milestone payments under the DARPA contract totaling $3,396,912.

Battelle -- We entered into a subcontract agreement with Battelle Memorial Institute (“Battelle”) in March 2013. Battelle was chosen by DARPA to be the prime contractor on the systems integration portion of the original DARPA contract and we are one of several subcontractors on that systems integration project. The Battelle subcontract is under a time and materials basis and we began generating revenues under the subcontract in the three months ended September 30, 2013. Our expected revenue from the subcontract will be at the discretion of Battelle. The Battelle subcontract is our first cost-reimbursable contract.

Our revenue under this contract will be a function of cost reimbursement plus an overhead mark-up for hours devoted to the project by specific employees (with specific hourly rates for those employees), for travel expenses related to the project, for any equipment purchased for the project and for the cost of any consultants hired by us to perform work on the project. Each payment will require approval by the program manager at Battelle.

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2013 were $874,683 in comparison with $1,199,908 for the comparable quarter a year ago.  This decrease of $325,225, or 27.1%, was due to decreases in payroll and related expenses of $154,621, in professional fees of $123,488 and in general and administrative expenses of $47,116.

The $154,621 decrease in payroll and related expenses was primarily due to a decrease in stock based compensation of $151,383, which in turn was due to the completion of the vesting of our CEO’s restricted stock grant and of the vesting of a number of existing stock option grants.

The $123,488 decrease in our professional fees was due to a reduction of DARPA contract related professional fees of $72,015 and a reduction of non-DARPA related professional fees of $51,473. The primary drivers in the decrease in non-DARPA related professional fees were the lack of legal fees related to the Gemini litigation and to work on resolving our DTC suspension as our insurance carrier has covered the litigation costs in the 2013 period and we successfully resolved the DTC suspension in the fiscal year ended March 31, 2013.

The $47,116 decrease in general and administrative expenses was due to a reduction of non-DARPA related general and administrative expenses of $35,395 and to a reduction of DARPA contract related general and administrative expenses of $11,721.

Other Expense (Income)

Other expense (income) consists primarily of the change in the fair value of our derivative liability, other expense and interest expense. Other expense (income) for the three months ended September 30, 2013 were other expense of $3,119,874 in comparison with other expense of $621,530 for the comparable quarter a year ago.

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the three months ended September 30, 2013, the change in the estimated fair value of derivative liability was a charge of $2,992,002 and for the three months ended September 30, 2012, the change in estimated fair value was a charge of $326,138.

Interest Expense

Interest expense was $110,405 for the three months ended September 30, 2013 compared to $224,374 in the corresponding prior period, a decrease of $113,969. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	9/30/13	9/30/12	Change
Interest Expense	$108,723	$126,100	$(17,377)
Amortization of Deferred Financing Costs	–	22,739	(22,739)
Amortization of Note Discounts	1,682	75,535	(73,853)
Total Interest Expense	$110,405	$224,374	$(113,969)

As noted in the above table, the two most significant factors in the $113,969 decrease in interest expense were (a) the $73,853 reduction in the amortization of debt discounts that was largely the result of the completion of the discount amortization on the majority of our convertible notes prior and (b) a $22,739 reduction in the amortization of deferred offering costs that also was largely the result of the completion of the amortization on those costs.

Other

The three months ended September 30, 2013 contained $17,467 in losses on debt conversion compared to a $71,080 loss on debt conversion in the three months ended September 30, 2012.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $3,350,000 and $1,421,000 for the quarters ended September 30, 2013 and 2012, respectively.

Basic and diluted loss per common share were ($0.02) for the three month period ended September 30, 2013 compared to ($0.01) for the period ended September 30, 2012.

SIX MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2012

Revenues

We recorded government contract revenue of $840,483 and $616,861 in the six months ended September 30, 2013 and 2012, respectively.  This revenue arose from work performed under our government contract with DARPA and our subcontract with Battelle as follows:

	Six Months Ended 9/30/13	Six Months Ended 9/30/12	Change in Dollars
DARPA Contract	$808,739	$616,861	$191,878
Battelle Subcontract	31,744	–	31,744
Total Government Contract Revenue	$840,483	$616,861	$223,622

DARPA - On September 30, 2011, we entered into a contract with the United States of America, issued by SPAWAR Systems Center Pacific, pursuant to a contract award from the Defense Advanced Research Projects Agency (“DARPA”). Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers.  The award from DARPA is a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years, including payments of up to $1,975,047 in the first year. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract.  Under the terms of the contract, we will perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.   Originally, only the base year (year one contract) was effective for the parties, however, DARPA subsequently exercised the option on the second and third years of the contract.  DARPA has the option to enter into the contract for years four and five.  The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract.  There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term.  We commenced work under the contract in October 2011.

As of September 30, 2013, we have invoiced for fifteen milestone payments under the DARPA contract totaling $3,396,912.

Battelle -- We entered into a subcontract agreement with Battelle Memorial Institute (“Battelle”) in March 2013. Battelle was chosen by DARPA to be the prime contractor on the systems integration portion of the original DARPA contract and we are one of several subcontractors on that systems integration project. The Battelle subcontract is under a time and materials basis and we began generating revenues under the subcontract in the three months ended September 30, 2013. Our expected revenue from the subcontract will be at the discretion of Battelle. The Battelle subcontract is our first cost-reimbursable contract.

Our revenue under this contract will be a function of cost reimbursement plus an overhead mark-up for hours devoted to the project by specific employees (with specific hourly rates for those employees), for travel expenses related to the project, for any equipment purchased for the project and for the cost of any consultants hired by us to perform work on the project. Each payment will require approval by the program manager at Battelle.

Operating Expenses

Consolidated operating expenses for the six months ended September 30, 2013 were $1,854,075 in comparison with $2,408,444 for the comparable period a year ago.  This decrease of $554,369, or 23.0%, was due to decreases in professional fees of $276,539, in payroll and related expenses of $250,086 and general and administrative expenses of $27,744.

The $276,539 decrease in our professional fees was primarily due to a reduction of non-DARPA related professional fees of $242,752 and a reduction in DARPA contract related professional fees of $33,787. The primary drivers in the decrease in non-DARPA related professional fees were the lack of legal fees related to the Gemini litigation and to work on resolving our DTC suspension as our insurance carrier has covered the litigation costs in the 2013 period and we successfully resolved the DTC suspension in the fiscal year ended March 31, 2013.

The $250,086 decrease in payroll and related expenses was primarily due to a decrease in stock based compensation of $204,894, which in turn was due to the completion of the vesting of our CEO’s restricted stock grant and of the vesting of a number of existing stock option grants. The $45,192 reduction in cash based compensation was primarily driven by a $32,000 reduction in bonus payments to our management team.

The $27,744 decrease in general and administrative expenses was driven by a $40,795 reduction of non-DARPA related general and administrative expenses, which was partially offset by a $13,051 increase in DARPA-related general and administrative expenses.

Other Expense (Income)

Other expense (income) consists primarily of the change in the fair value of our derivative liability, other expense and interest expense. Other expense (income) for the six months ended September 30, 2013 were other expense of $2,639,576 in comparison with other expense of $647,552 for the comparable period a year ago.

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the six months ended September 30, 2013, the change in the estimated fair value of derivative liability was a charge of $2,382,877 and for the six months ended September 30, 2012, the change in estimated fair value was a gain of $361,462.

Interest Expense

Interest expense was $216,502 for the six months ended September 30, 2013 compared to $913,062 in the corresponding prior period, a decrease of $696,560. The various components of our interest expense are shown in the following table:

	6 Months Ended	6 Months Ended
	9/30/13	9/30/12	Change
Interest Expense	$211,924	$318,719	$(106,795)
Amortization of Deferred Financing Costs	863	120,790	(119,927)
Non-Cash Interest Expense	–	11,846	(11,846)
Amortization of Note Discounts	3,715	461,707	(457,992)
Total Interest Expense	$216,502	$913,062	$(696,560)

As noted in the above table, the three most significant factors in the $696,560 decrease in interest expense were (a) the $457,992 reduction in the amortization of debt discounts that was largely the result of the completion of the discount amortization on the majority of our convertible notes prior, (b) a $119,927 reduction in the amortization of deferred offering costs that also was largely the result of the completion of the amortization on those costs and (c) the $106,795 reduction in interest expense due to ongoing conversions of our convertible notes into equity.

Other

The six months ended September 30, 2013 contained $40,257 in losses on debt conversion compared to a $96,059 loss on debt conversion in the six months ended September 30, 2012.

Net Loss

As a result of the increased expenses noted above, we recorded a consolidated net loss of approximately $3,653,000 and $2,439,000 for the six month periods ended September 30, 2013 and 2012, respectively.

Basic and diluted loss per common share were ($0.02) for the six month period ended September 30, 2013 compared to ($0.02) for the period ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, we had a cash balance of $8,754 and a working capital deficit of $11,674,899. This compares to a cash balance of $125,274 and a working capital deficit of $9,276,618 at March 31, 2013. Between October 1, 2013 and November 13, 2013, we raised $492,460 in equity and received a total of $233,271 under our DARPA and Battelle contracts. Our cash at September 30, 2013 plus additional funds raised to date subsequent to September 30, 2013 are not sufficient to meet our funding requirements during the next twelve months. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern.

In August 2013, we signed an agreement with a broker-dealer to raise operating capital, of which the $642,000 in gross proceeds ($472,460 in net proceeds) raised through the date of this filing is the initial portion, to cover near term operating requirements and the expected costs of our US safety trial. The agreement also calls for the broker-dealer to then raise a larger financing (see note 2) to meet future growth initiatives. Any securities offered will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The engagement agreement is on a best efforts basis and there can be no assurance that the broker-dealer can raise working capital for us on acceptable terms or at all.

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

Should the U.S. Government elect not to exercise the options for years four and five of our DARPA contract, the effects would be material to us. The loss of revenues from the DARPA contract would have a material impact on our revenues, operating cash flows and liquidity.

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

(3)	Licensing or selling our ELLSA research diagnostic tools that identify and quantify exosomes through our recently launched ESI subsidiary; and

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the six months ended
	September 30, 2013	September 30, 2012
Cash (used in) provided by:
Operating activities	$(745)	$(915)
Investing activities	–	–
Financing activities	628	1,043
Net (decrease) increase in cash	$(117)	$128

NET CASH FROM OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $745,000 in the six months ended September 30, 2013 compared to net cash used in operating activities of approximately $915,000 in the six months ended September 30, 2012, a decrease of $171,000.  The $171,000 decrease was primarily due to an increase in our government contract revenue of approximately $224,000 and a reduction in our operating expenses of approximately $554,000 which were partially offset by a reduction in our non-cash stock based compensation expense of approximately $205,000 and a reduction in our accounts receivable of approximately $412,000.

NET CASH FROM INVESTING ACTIVITIES. During the six months ended September 30, 2013, we did not have any investing activities.  During the six months ended September 30, 2012, we did not have any investing activities.

NET CASH FROM FINANCING ACTIVITIES. Net cash generated from financing activities decreased from approximately $1,043,000 in the six months ended September 30, 2012 to approximately $628,000 in the six months ended September 30, 2013. Included in net cash provided by financing activities in the 2013 period was $400,000 in notes payable from two directors and $228,000 in proceeds from the issuance of common stock.  In the 2012 period, we received $1,073,000 in proceeds from the issuance of common stock which was partially offset by approximately $30,000 in repayments of notes payable and related accrued interest in cash.

A decrease in working capital during the six months ended September 30, 2013 in the amount of approximately $2,398,000 changed our negative working capital position to approximately ($11,675,000) at September 30, 2013 from a negative working capital of approximately ($9,277,000) at March 31, 2013.  The most significant factor in the increase in working capital noted above was an increase of approximately $2,276,000 in the fair value of derivative liabilities. That increase was largely driven by the increase in our share price from March 31, 2013 to September 30, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended September 30, 2013, we issued the following securities which were not registered under the Securities Act of 1933, as amended, and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

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

During the three months ended June 30 2013, we issued 3,448,337 shares of restricted common stock to the holders of three notes issued by the Company in exchange for the partial or full conversion of principal and interest in an aggregate amount of $246,500 at an average conversion price of $0.07 per share.

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

During the three months ended September 30, 2013, we issued 1,168,343 shares of restricted common stock at an average price of $0.10 per share in payment for investor relations and public relations services valued at $115,000 based on the value of the services provided.

During the three months ended September 30, 2013, 18 warrant holders exercised 6,581,259 warrants to receive 3,407,468 shares in cashless transactions.

During the three months ended September 30 2013, we issued 2,795,367 shares of restricted common stock to the holders of four notes issued by the Company in exchange for the partial or full conversion of principal and interest in an aggregate amount of $173,960 at an average conversion price of $0.06 per share.

In July 2013, we borrowed $400,000 from two of our directors under 90 day notes bearing 10% interest (the “Notes”). If we do not pay back those loans by October 9, 2013, then the notes will bear interest at a penalty rate of 12% and the noteholders will have the right at their discretion (i) to convert their principal and accrued interest into shares of common stock at $0.088 per share (the “Conversion Price”) and (ii) receive warrants to purchase common stock equal to 50% of the principal converted under the Notes, with an exercise price of $0.132 per share. That potential conversion price and warrant exercise price were based on the same pricing mechanism that we have used in prior equity unit financings since March 2012 (see Note 6) which are based on 80% of the then current market price of our common stock and with the warrant exercise price based on 120% of the same then current market price. We have reserved 6,931,818 shares of common stock to support the conversion in full of the Notes and accrued interest as well as the exercise in full of the warrants (should such conversion and/or issuance occur). We are discussing an extension on the Director’s Notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $2,067,916 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At September 30, 2013, we had accrued interest in the amount of $1,052,865 associated with these notes and accrued liabilities payable.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

In October 2013, Dr. Chetan Shah was named the chair of our Board’s compensation committee.

ITEM 6.  EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc. (2)

4.1	Form of Common Stock Purchase Warrant dated October 30, 2013 (3)

10.1	Form of Unit Purchase Agreement dated October 30, 2013 (3)

10.2	Form of Subscription Agreement dated October 30, 2013 (3)

10.3	Form of Exosome Sciences, Inc. 10% Promissory Note (3)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated by reference to the filing of such exhibit with the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(2)	Incorporated by reference to the filing of such exhibit with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.

(3)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K filed on November 5, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: November 14, 2013	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

