Form 10-Q
period 2013-12-31
AETHLON MEDICAL INC
filed 2014-02-11
CIK 882291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 7, 2014, the registrant had outstanding 209,509,599 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$1,854,941	$125,274
Accounts receivable	45,009	208,781
Deferred financing costs	–	863
Prepaid expenses and other current assets	18,700	29,602
Total current assets	1,918,650	364,520

Property and equipment, net	54,352	145
Patents and patents pending, net	114,780	121,653
Deposits	17,226	10,376
Total assets	$2,105,008	$496,694

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$790,272	$822,832
Due to related parties	784,570	736,070
Notes payable	390,000	321,381
Convertible notes payable, net of discounts	2,244,942	2,367,631
Derivative liabilities	5,576,065	3,588,239
Accrued liquidated damages	437,800	437,800
Other current liabilities	2,426,263	1,367,185
Total current liabilities	12,649,912	9,641,138

Commitments and Contingencies (Note 12)

Stockholders' Deficit
Aethlon Medical, Inc. stockholders’ deficit Common stock, par value $0.001 per share; 500,000,000 shares authorized as of December 31, 2013 and March 31, 2013; 209,168,197 and 173,674,201 shares issued and outstanding as of December 31, 2013 and March 31, 2013, respectively	209,170	173,685
Additional paid-in capital	56,193,786	52,157,196
Accumulated deficit	(67,210,799)	(61,475,325)
Total Aethlon Medical, Inc. stockholders’ deficit	(10,807,843)	(9,144,444)
Noncontrolling interests	262,939	–
Total stockholders’ deficit	(10,544,904)	(9,144,444)
Total liabilities and stockholders' deficit	$2,105,008	$496,694

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended December 31, 2013 and 2012

(Unaudited)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012

REVENUES

Government contract revenue	$76,313	$208,781	$916,796	$825,642

OPERATING EXPENSES

Professional fees	553,231	441,965	1,204,812	1,370,085
Payroll and related expenses	425,293	507,377	1,288,773	1,620,943
General and administrative	330,131	196,278	669,145	563,036
Total operating expenses	1,308,655	1,145,620	3,162,730	3,554,064
OPERATING LOSS	(1,232,342)	(936,839)	(2,245,934)	(2,728,422)

OTHER EXPENSE (INCOME)
Loss on debt conversion	–	26,716	40,256	122,775
(Gain)/loss on change in fair value of derivative liability	(78,175)	(1,384,256)	2,304,702	(1,745,718)
Interest and other debt expenses	113,445	106,795	329,947	1,019,857
Interest income	(1)	(38)	(60)	(145)
Other expense	1,000,000	–	1,000,000	–
Total other expense	1,035,269	(1,250,783)	3,674,845	(603,231)
NET (LOSS) PROFIT BEFORE NONCONTROLLING INTERESTS	(2,267,611)	313,944	(5,920,779)	(2,125,191)
Loss attributable to noncontrolling interests	(37,061)	–	(37,061)	–
NET (LOSS) PROFIT ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,230,550)	$313,944	$(5,883,718)	$(2,125,191)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$0.00	$(0.03)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	198,153,316	158,759,162	187,505,561	142,812,062

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended December 31, 2013 and 2012

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2013	2012
Cash flows from operating activities:

Net loss attributable to common stockholders	$(5,883,718)	$(2,125,191)
Adjustments to reconcile net loss to net cash used in operating activities:

Loss attributable to noncontrolling interest	(37,061)	–
Depreciation and amortization	14,159	7,977
Stock based compensation	223,351	570,540
Loss on debt conversion	40,256	122,775
Non cash interest expense	–	11,846
Fair market value of common stock, warrants and options issued for services	264,343	185,851
Change in fair value of derivative liabilities	2,304,702	(1,745,718)
Amortization of debt discount and deferred financing costs	5,147	585,871
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,052	(31,368)
Accounts receivable	163,772	400,114
Accounts payable and other current liabilities	1,268,625	435,976
Due to related parties	48,500	4,000
Net cash used in operating activities	(1,583,872)	(1,577,327)

Cash flows from investing activities:
Purchases of property and equipment	(61,493)	–
Net cash used in investing activities	(61,493)	–

Cash flows from financing activities:
Principal repayments of notes payable	(200,000)	(29,610)
Net proceeds from the issuance of notes payable	400,000	–
Proceeds from the issuance of common stock	3,175,032	1,571,000
Net cash provided by financing activities	3,375,032	1,541,390

Net increase (decrease) in cash	1,729,667	(35,937)

Cash at beginning of period	125,274	143,907

Cash at end of period	$1,854,941	$107,970

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Nine Month Periods Ended December 31, 2013 and 2012

(Unaudited)

	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$13,950	$2,821

Income taxes	$–	$–

Supplemental disclosures of non-cash investing and financing activities:

Convertible notes payable converted to common stock	$194,000	$1,150,000

Notes payable converted to common stock	$131,380	$182,660

Accrued interest converted to common stock	$175,080	$272,402

Deferred financing costs recorded in connection with debt amendment	$--	$2,500

Reclassification of accounts payable to convertible notes payable	$47,000	$–

Reclassification of note payable to convertible notes payable	$--	$75,000

Reclassification of warrant derivative liability into equity	$316,876	$32,759

Reclassification of accrued interest to convertible notes payable	$20,027	$–

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2013

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

In October 2013, our subsidiary, Exosome Sciences, Inc. (ESI), commenced operations with a focus on advancing exosome-based strategies to diagnose and monitor the progression of cancer, infectious disease and other life-threatening conditions.

Our common stock is quoted on the OTCQB marketplace administered by the OTC Markets Group under the symbol "AEMD."

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2013 was derived from our audited financial statements. Operating results for the nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2013, which includes audited financial statements and footnotes as of March 31, 2013 and for the years ended March 31, 2013 and 2012.

NOTE 2. LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have experienced continuing losses from operations, are in default on certain debt, have negative working capital of approximately $10,731,000, recurring losses from operations and an accumulated deficit of approximately $67,211,000 at December 31, 2013, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. Our current financial resources may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the next twelve months. Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

We are currently addressing our liquidity needs by exploring investment capital opportunities through the private placement of common stock or issuance of additional debt. We believe that our access to additional capital, together with existing cash resources and anticipated receipts under the Defense Advanced Research Projects Agency (DARPA) contract, as discussed in Note 11, will be sufficient to meet our liquidity needs for fiscal 2014. However, no assurance can be given that we will receive any funds in connection with our capital raising efforts.

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

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned subsidiary, Exosome Sciences, Inc. (“ESI”), collectively hereinafter referred to as the "Company" or "Aethlon". All significant intercompany balances and transactions have been eliminated in consolidation. The Company classifies the noncontrolling interests in ESI as part of consolidated net loss in the three and nine months ended December 31, 2013 and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity. If a change in ownership of ESI results in loss of control and deconsolidation, any retained ownership interest will be remeasured with the gain or loss reported in the statement of operations.

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

The potentially dilutive common shares outstanding at December 31, 2013 and 2012, which include common shares underlying outstanding stock options, warrants and convertible notes, were 145,105,572 and 135,505,936, respectively.

REVENUE RECOGNITION

DARPA Contract - With respect to revenue recognition, we entered into a government contract with DARPA and have recognized revenue under such contract. We adopted the Milestone method of revenue recognition for the DARPA contract under ASC 605-28 “Revenue Recognition – Milestone Method” and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method (see Note 11).

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

CASH AND CASH EQUIVALENTS

Accounting standards define "cash and cash equivalents" as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest to be cash equivalents. As of December 31, 2013 and March 31, 2013, we had no assets that were classified as cash equivalents.

At December 31, 2013, our cash balances were as follows:

Aethlon Medical, Inc.	$588,066
Exosome Sciences, Inc.	1,266,875
Consolidated Cash Balance	$1,854,941

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at two financial institutions in checking accounts and related cash management accounts. In October 2008, the Federal Deposit Insurance Corporation ("FDIC") increased the maximum level of deposit insurance at financial institutions from $100,000 to $250,000. Our cash balances were above such insured amount at December 31, 2013 and below the insured amount at March 31, 2013.

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

SEGMENTS

Historically, we operated in one segment that was based on our development of therapeutic devices. However in the December 2013 quarter, we initiated the operations of ESI to develop diagnostic tests. While the activities of ESI in the December 2013 quarter were of a start-up nature and were considered immaterial for segment related disclosures, we anticipate that we will treat ESI’s operations as a separate segment in future periods.

PATENTS

We capitalize the cost of patents, some of which were acquired, and amortize such costs over the estimated useful life, upon issuance of the patent.

RESEARCH AND DEVELOPMENT EXPENSES

We incurred research and development expenses during the three and nine month periods ended December 31, 2013 and 2012, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	December 31,	December 31,
	2013	2012

Three months ended	$542,383	$371,253
Nine months ended	$1,178,488	$1,034,335

FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of certain convertible notes and related warrants at December 31, 2013 and March 31, 2013 were $5,576,065 and $3,588,239, respectively, based upon a third party valuation report that we commissioned. Warrants classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We believe that no impairment occurred at or during the three and nine months ended December 31, 2013 and 2012.

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

On April 1, 2009 we adopted new guidance, as codified in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (previously EITF 07-5), that requires us to apply a two-step model in determining whether a financial instrument or an embedded feature is indexed to our own stock and thus enables it to qualify for equity classification. We have identified several convertible debt or warrant agreements in which the embedded conversion feature or exercise price contains certain provisions that may result in an adjustment of the conversion or exercise price, which results in the failure of the these instruments to be considered to be indexed to our stock. Accordingly, under this guidance, we are required to record the estimated fair value of these instruments as derivative liabilities (see Note 8).

We re-measure the estimated fair value of derivative liabilities at each reporting period and record changes in fair value in other expense (income) in the current statement of operations.

REGISTRATION RIGHTS ARRANGEMENTS

We account for contingent obligations to make future payments or otherwise transfer consideration under a registration rights arrangement separately from any related financing transaction agreements, and any such contingent obligations are recognized only when it is determined that it is probable that the Company will become obligated for future payments and the amount, or range of amounts, of such future payments can be reasonably estimated.

STOCK-BASED COMPENSATION

Employee stock options and rights to purchase shares under stock participation plans are accounted for under the fair value method. Accordingly, share-based compensation is measured when all granting activities have been completed, generally the grant date, based on the fair value of the award. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the OTCBB) on the date of grant. Compensation cost recognized by the Company includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of the then current accounting standards, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of subsequent accounting standards. We use a Binomial Lattice option pricing model for estimating fair value of options granted (see Note 8).

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, or the Securities and Exchange Commission during the nine months ended December 31, 2013 or that were issued in prior periods but do not become effective until future periods that in the opinion of management had, or are expected to have a material impact on our present or future consolidated financial statements.

NOTE 4. NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2013		March 31, 2013
	Principal Balance	Accrued Interest	Principal Balance	Accrued Interest
12% Notes payable, past due	$185,000	$346,875	$185,000	$326,062
10% Note payable, past due	5,000	6,250	5,000	5,875
Tonaquint Note	–	–	131,381	1,629
Directors’ Notes	200,000	9,516	–	–
Total	$390,000	$362,641	$321,381	$333,566

During the nine month periods ended December 31, 2013 and 2012, we recorded interest expense of $47,838 and $47,447, respectively, related to the contractual interest rates of our notes payable.

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On April 21, 2010, a holder of $100,000 of the 12% Notes converted his principal balance and $71,758 of accrued interest into 687,033 shares of common stock at an agreed conversion price of $0.25 per share. We incurred a loss upon this conversion of $68,703 since the closing price of our common stock was $0.35 at the date of conversion. At December 31, 2013, the 12% Notes were past due, in default, and bearing interest at the default rate of 15%.

10% NOTES

At December 31, 2013, one 10% Note in the amount of $5,000, which is past due and in default, remained outstanding and it bears interest at the default rate of 15%.

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

During the nine months ended December 31, 2013, we issued 1,540,426 shares of common stock to convert $136,060 of principal and accrued interest (see Note 6). As a result of those conversions, the Tonaquint Note was paid off in full during the September 2013 quarter. We recorded a loss on conversion of $40,256 on those conversions over the nine months ended December 31, 2013.

The following table shows the conversions into principal of the Tonaquint Note by fiscal year:

Activity in Tonaquint Note
Initial principal balance	$360,186
Lender’s legal fees	12,500
Conversions during the fiscal year ended March 31, 2013	(241,307)
Conversions during the nine months ended December 31, 2013	(131,379)
Balance as of December 31, 2013	$–

Directors’ Notes

In July 2013, we borrowed $400,000 from two of our directors under two 90 day notes for $200,000 each bearing 10% interest (the “Notes”). The Notes allow at the discretion of the holders if we did not pay back those loans by October 9, 2013 (i) to convert their principal and accrued interest into shares of common stock at $0.088 per share (the “Conversion Price”) and (ii) receive warrants to purchase common stock equal to 50% of the principal converted under the Notes, with an exercise price of $0.132 per share. Additionally, there was a provision for a penalty interest rate of 12%.

That potential conversion price and warrant exercise price were based on the same pricing mechanism that we have used in prior equity unit financings since March 2012 (see Note 6) which are based on 80% of the then current market price of our common stock and with the warrant exercise price based on 120% of the same then current market price. We initially reserved 6,931,818 shares of common stock to support the conversion in full of the Notes and accrued interest as well as the exercise in full of the warrants (should such conversion and/or issuance occur).

We subsequently paid back one of those loans in December 2013 along with all accrued interest in the amount of $9,367. That repayment extinguished all potential common stock and warrant issuance provisions of that Note.

The holder of the second Note agreed to extend the expiration date of his Note to July 31, 2014.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at December 31, 2013:

	Principal	Unamortized Discount	Net Amount	Accrued Interest

Amended and Restated Series A 12% Convertible Notes, past due	$885,000	$–	$885,000	$531,000
December 2006 10% Convertible Notes, past due	17,000	–	17,000	17,800
2008 10% Convertible Notes, past due	25,000	–	25,000	18,229
October & November 2009 10% Convertible Notes	50,000	–	50,000	24,847
April 2010 10% Convertible Note	75,000	–	75,000	29,563
September 2010 10% Convertible Notes, past due	283,100	–	283,100	14,195
April 2011 10% Convertible Notes, past due	400,400	–	400,400	46,102
July and August 2011 10% Convertible Notes, $257,656 past due	377,683	–	377,683	86,079
September 2011 Convertible Notes, past due	9,760	–	9,760	–
Law Firm Note Number 1	75,000	–	75,000	6,667
Law Firm Note Number 2	47,000	–	47,000	1,345
Total – Convertible Notes	$2,244,943	$–	$2,244,943	$775,827

All of the convertible notes payable in the above table are presently past due or will be due within one year of the December 31, 2013 balance sheet date.

During the nine months ended December 31, 2013, we recorded interest expense of $267,557 related to the contractual interest rates of our convertible notes and interest expense of $4,284 related to the amortization of debt discounts on the convertible notes for a total of $271,841.

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

As of December 31, 2010, the Amended and Restated Notes matured and as of December 31, 2013 remain in default. We are accruing interest at the revised default rate of 20% following the expiration date of December 31, 2010.

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

DECEMBER 2006 10% CONVERTIBLE NOTES

At December 31, 2013, one note representing $17,000 of the December 2006 10% Notes remained outstanding and in default. This note is convertible into our common stock at $0.17 per share. We are recording interest at the default rate of 15%. Subsequent to December 31, 2013, we paid off this note and all related accrued interest (see Note 14).

2008 10% CONVERTIBLE NOTES

One 2008 10% Convertible Note in the amount of $25,000 which matured in January 2010 remained outstanding at December 31, 2013. This note is convertible into our common stock at $0.50 per share. We are recording interest at the default rate of 15%.

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

The following table shows the conversions into principal of the October and November 2009 Convertible Notes Note by fiscal year:

Activity in October and November 2009 Convertible Notes
Initial principal balance, including $250,000 of deferred financing costs	$450,250
Conversions during the fiscal year ended March 31, 2010	(70,000)
Conversions during the fiscal year ended March 31, 2011	(175,000)
Conversions during the fiscal year ended March 31, 2012	(130,250)
Conversions during the fiscal year ended March 31, 2013	(25,000)
Balance as of December 31, 2013	$50,000

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

The following table shows the conversions into principal of the September 2010 10% Convertible Notes by fiscal year:

Activity in September 2010 10% Convertible Notes
Initial principal balance	$743,600
Conversions during the fiscal year ended March 31, 2012	(405,500)
Conversions during the fiscal year ended March 31, 2013	(30,000)
Conversions during the nine months ended December 31, 2013	(25,000)
Balance as of December 31, 2013	$283,100

$25,000 of the September 2010 10% Convertible Notes converted to common stock during the nine months ended December 31, 2013. We are recording interest at the default rate of 15%.

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

As of December 31, 2013, there have not been any conversions of the April 2011 10% Convertible Notes. We are recording interest at the default rate of 15%.

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

At December 31, 2013, the outstanding principal balance was $377,683, of which $257,655 was in default. Following the expiration of the maturity dates on the $257,655 of notes that are now in default, we began to accrue interest at the default interest rate of 15%.

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

The following table shows the conversions into principal of the September 2011 Convertible Notes by fiscal year:

Activity in September 2011 Convertible Notes
Initial principal balance	$253,760
Conversions during the fiscal year ended March 31, 2012	(15,000)
Conversions during the fiscal year ended March 31, 2013	(60,000)
Conversions during the nine months ended December 31, 2013	(169,000)
Balance as of December 31, 2013	$9,760

At December 31, 2013, the outstanding principal balance was in default and there was no accrued interest as these notes do not bear interest.

LAW FIRM NOTE NUMBER 1

On March 22, 2012, we entered into a Promissory Note with our corporate law firm for the amount of $75,000, which represented the majority of the amount we owed to that firm. The Promissory Note originally had a maturity date of December 31, 2012 and bears interest at five percent per annum. The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.08 per share. This ability of the holder to convert became exercisable upon the amendment of the Articles of Incorporation increasing the authorized shares of our common stock to a number greater than 250,000,000. As that increase in the authorized number of shares of our common stock was approved by our stockholders at a Special Stockholders Meeting on June 4, 2012, this note was reclassified to a convertible note as of June 30, 2012. During the quarter ended June 30, 2013, the parties agreed to extend the Maturity Date of the Note to October 1, 2013 and subsequent to September 30, 2013, the expiration date of this note was again extended to October 1, 2014. As of December 31, 2013, there have not been any conversions of the Law Firm Note Number 1.

At December 31, 2013, the outstanding principal balance was $75,000.

LAW FIRM NOTE NUMBER 2

On June 4, 2013, we entered into a Promissory Note with our corporate law firm for the amount of $47,000, which represented approximately 50% of the amount we owed to that firm for services in 2012. The Promissory Note has a maturity date of October 1, 2014 and bears interest at five percent per annum. The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.07 per share. As of December 31, 2013, there have not been any conversions of the Law Firm Note Number 2.

At December 31, 2013, the outstanding principal balance was $47,000.

NOTE 6. EQUITY TRANSACTIONS

Aethlon Medical, Inc. Equity Transactions

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

During the three months ended June 30, 2013, we issued 3,448,337 shares of restricted common stock to the holders of three notes issued by the Company in exchange for the partial conversion of principal and interest in an aggregate amount of $246,500 at an average conversion price of $0.07 per share.

During the three months ended June 30, 2013, we issued 222,734 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.10 per share in payment for legal services valued at $21,750 based on the value of the services provided.

In July 2013, our compensation committee and Board of Directors approved the issuance of four stock option grants to four of our executives. The options carried an exercise price of $0.10 per share, have a ten year life and vest over the following schedule: 25% on July 1, 2014, 25% on July 1, 2015, 25% on July 1, 2016 and 25% on July 1, 2017. The numbers of shares underlying each of the stock option grants were as follows: 2,000,000 shares to our chief executive officer and 500,000 shares each to our president, chief science officer and chief financial officer (see Note 9).

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

During the three months ended September 30, 2013, 18 warrant holders exercised 6,581,259 warrants to receive 3,407,468 restricted shares of common stock in cashless exercise transactions.

During the three months ended September 30 2013, we issued 2,795,367 shares of restricted common stock to the holders of four notes issued by the Company in exchange for the partial or full conversion of principal and interest in an aggregate amount of $173,960 at an average conversion price of $0.06 per share.

During the three months ended December 31, 2013, a warrant holder exercised 2,805,000 warrants in exchange for 1,577,736 shares in a cashless exercise transaction.

During the three months ended December 31 2013, we issued 1,465,200 shares of restricted common stock to the holders of two notes issued by us in exchange for the partial or full conversion of accrued interest in an aggregate amount of $80,000 at an average conversion price of $0.05 per share.

During the three months ended December 31, 2013, we entered into a unit purchase agreement (the “Unit Purchase Agreement”) and subscription agreements (the “Subscription Agreements”) with 32 accredited investors (collectively, the “Purchasers”), pursuant to which the Purchasers purchased an aggregate of 143.67 units (collectively, the “Units”) from us, with each Unit consisting of (a) one hundred thousand (100,000) shares of our common stock, at a purchase price of $0.125 per share and (b) a warrant to purchase fifty thousand (50,000) shares of common stock (collectively, the “Warrants”). The Purchasers acquired an aggregate of 14,367,200 shares of common stock and Warrants to acquire up to an aggregate of 7,183,600 shares of common stock for an aggregate purchase price of $1,795,900. The net proceeds that we received totaled $1,447,032. In accordance with the terms of the Unit Purchase Agreement, the offering of securities thereunder terminated on December 31, 2013.

A FINRA registered broker-dealer was engaged as placement agent in connection with the above Unit Purchase Agreement. We paid the placement agent an aggregate cash fee in the amount of $270,508 and have issued or will issue the placement agent or its designees Warrants to purchase an aggregate of 2,155,080 shares of Common Stock.

The Warrants issued to the Purchasers and the placement agent (each, a “Holder”) are exercisable for a period of five years from the date of issuance at an exercise price of $0.22, subject to adjustment. A Holder may exercise a Warrant by paying the exercise price in cash or by exercising the Warrant on a cashless basis. In the event a Holder exercises a Warrant on a cashless basis, we will not receive any proceeds. The exercise price of the Warrants is subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. Each Holder has contractually agreed to restrict its ability to exercise its Warrant such that the number of shares of the common stock held by the Holder and its affiliates after such exercise does not exceed 4.99% of the our then issued and outstanding shares of common stock.

Exosome Sciences, Inc. Equity Transactions

In October 2013, ESI, at that time a wholly owned subsidiary of ours, issued a total of 3 promissory notes (collectively, the “Shah Notes”) in the aggregate principal amount of $250,000 to Dr. Chetan Shah, a director of the Company, in exchange for Dr. Shah’s loan of funds in the same aggregate amount to ESI. Each Shah Note bore interest at the rate of 10% per annum and was due and payable in full, including all accrued interest thereon, one year from the date of issuance. The Shah Notes were unsecured and did not provide for conversion of the debt into any other security. The Notes were not guaranteed by us.

On November 21, 2013, ESI, prior to the transaction described herein, a wholly owned diagnostic subsidiary of ours, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with twelve accredited investors (collectively, the “Purchasers”), pursuant to which the Purchasers purchased an aggregate of 220,000 shares of ESI’s common stock, par value $.001 per share (the “Common Stock”), at a purchase price of $5.00 per share, for an aggregate purchase price of $1,100,000, or a post money valuation of $7,100,000 for ESI. As a result of the transaction, our percentage ownership of the outstanding capital stock of ESI was reduced from 100% to approximately 84.5%.

On December 13, 2013, ESI entered into a stock purchase agreement (the “Stock Purchase Agreement”) with three accredited investors (collectively, the “Purchasers”), pursuant to which the Purchasers purchased an aggregate of 80,000 shares of ESI’s common stock, par value $.001 per share (the “Common Stock”), at a purchase price of $5.00 per share, for an aggregate purchase price of $400,000, or a post money valuation of $7,500,000 for ESI. The aggregate gross proceeds received by ESI under the Stock Purchase Agreement were $1,500,000, including the $1,100,000 of sales on November 21, 2013 noted above (the “Prior Sales”). As a result of the transaction, including the Prior Sales, the Company’s percentage ownership of the outstanding capital stock of ESI was reduced from 100% to 80%.

One of the Purchasers, Dr. Chetan Shah, is a director of the Company. Dr. Shah purchased 70,000 ESI shares for an aggregate purchase price of $350,000, $100,000 of which was paid in cash and $250,000 of which was paid by conversion of the total principal outstanding of $250,000 under the Shah Notes previously issued to Dr. Shah by ESI. Dr. Shah did not participate in the negotiation of the purchase and sale terms, including price per share. His participation in the offering was on the same terms and conditions as offered to the other Purchasers. The accrued interest of $4,583 on the Shah Notes was paid in cash to Dr. Shah by ESI following the conversion of the Shah Notes into ESI shares as noted above.

The securities sold in the private placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. Each Purchaser is an “accredited investor” as such term is defined in Regulation D promulgated under the Securities Act. This current report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

NOTE 7. OTHER CURRENT LIABILITIES

At December 31, 2013 and March 31, 2013, our other current liabilities were comprised of the following items:

	December 31,	March 31,
	2013	2013
Accrued interest	$1,143,225	$1,032,110
Litigation related accrual	1,000,000	–
Accrued legal fees	179,465	179,465
Other	103,573	155,610
Total other current liabilities	$2,426,263	$1,367,185

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $2,067,916 (as identified in Notes 4 and 5 above) have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At December 31, 2013, we had accrued interest in the amount of $1,061,046 associated with these defaulted notes in accrued liabilities payable (see Notes 4 and 5).

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

Our fair value measurements at the December 31, 2013 reporting date are classified based on the valuation technique level noted in the table below (there were no transfers in or out of level 3 for all periods presented):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Derivative Liabilities	$5,576,065	$–	$–	$5,576,065
Total Assets	$5,576,065	$–	$–	$5,576,065

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Nine Months Ended December 31, 2013
Risk free interest rate	0.02% - 2.04%
Average expected life	0.25 – 3 years
Expected volatility	58.0% - 103.1%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the nine months ended December 31, 2013:

			Change in	Reclassification
			estimated fair	of Derivative
		Recorded	value recognized	Liability to
	April 1,	New Derivative	in results	Paid in	December 31,
	2013	Liabilities	of operations	capital	2013

Derivative liabilities	$3,588,239	$–	$2,304,702	($316,876)	$5,576,065

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the nine months ended December 31, 2012:

			Change in	Reclassification
			estimated fair	of Derivative
		Recorded	value recognized	Liability to
	April 1,	New Derivative	in results	Paid in	December 31,
	2012	Liabilities	of operations	capital	2012

Derivative liabilities	$3,588,615	$–	($1,745,718)	($32,759)	$1,810,138

The fair value of derivative liabilities that we recorded for the nine months ended December 31, 2012 was related to our April 2011 convertible note, July & August 2011 10% convertible notes and the September 2011 convertible note offerings (see Note 5) and was based upon an independent valuation report.

NOTE 9. STOCK COMPENSATION

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Total share-based compensation expense	$32,750	$175,045	$223,351	$570,540

Total share-based compensation expense included in net loss	$32,750	$175,045	$223,351	$570,540

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The following table breaks out the components of our share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and nine months ended December 31, 2013 and 2012.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Vesting of stock options	32,750	77,421	156,993	258,468
Incremental fair value of option modifications	--	957	1,914	22,071
Vesting expense associated with CEO restricted stock grant	--	96,667	64,444	290,001
Total share-based compensation expense	$32,750	$175,045	$223,351	$570,540

Total share-based compensation expense included in net loss	$32,750	$175,045	$223,351	$570,540

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

All of the stock-based compensation expense recorded during the nine months ended December 31, 2013 and 2012, which totaled $223,351 and $570,540, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the three and nine months ended December 31, 2013 and 2012 had no impact on basic and diluted loss per common share.

In the nine months ended December 31, 2013, we granted to a scientific advisory board member and a scientific consultant a three year option to purchase 125,000 shares of our common stock at a price of $0.11 per share.

The following outlines the significant weighted average assumptions used to estimate the fair value information, which is based on historical data, with respect to stock option grants utilizing the Binomial Lattice option pricing models at, and during the nine months ended December 31, 2013:

Risk free interest rate	0.38% - 2.50%
Average expected life	3 years - 10 years
Expected volatility	94.6% - 102.7%
Expected dividends	None

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the nine months ended December 31, 2013 was insignificant.

The expected volatility is based on the historic volatility. The expected life of options granted is based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

Options outstanding that have vested and are expected to vest as of December 31, 2013 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term in Years

Vested	21,012,455	$0.28	3.63
Expected to vest	3,708,343	$0.11	9.45
Total	24,720,798	$0.26	4.50

A summary of stock option activity during the nine months ended December 31, 2013 is presented below:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2013	21,095,798	$0.76 - $0.41	$0.28
Exercised	–	$--
Granted	3,625,000	$0.10 - 0.11	$0.10
Cancelled/Expired	–	--
Stock options outstanding at December 31, 2013	24,720,798	$0.076 - $0.41	$0.28
Stock options exercisable at December 31, 2013	21,012,455	$0.076 - $0.41	$0.26

At December 31, 2013, there was approximately $304,529 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 2.32 years.

On December 31, 2013, our stock options had a negative intrinsic value since the closing price on that date of $0.17 per share was below the weighted average exercise price of our stock options

NOTE 10. WARRANTS

A summary of warrant activity during the nine months ended December 31, 2013 is presented below:

	Number of Warrants	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2013	75,647,294	$0.076 - $0.25	$0.11
Exercised	(4,985,204)	$0.07 - $0.11	$0.10
Issued	12,851,982	$0.121- $0.22	$0.20
Cancelled/Expired	(6,037,419)	$0.07 - $0.132	$0.11
Warrants outstanding at December 31, 2013	77,476,653	$0.076 - $0.25	$0.13
Warrants exercisable at December 31, 2013	77,476,653	$0.076 - $0.25	$0.13

The following outlines the significant weighted average assumptions used to estimate the fair value information, which is based on historical data, with respect to warrants utilizing the Binomial Lattice option pricing models at, and during the nine months ended December 31, 2013:

Risk free interest rate	0.86% - 2.04%
Average expected life	7 years
Expected volatility	90.3 – 98.5%
Expected dividends	None

NOTE 11. DARPA CONTRACT AND RELATED REVENUE RECOGNITION

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

DARPA recently informed us that due to budget restrictions within the Department of Defense, that they planned to reduce the scope of our contract in years three through five of the contract. The reduction in scope will focus our research on exosomes, viruses and blood processing instrumentation. This scope reduction will reduce the possible payments under the contract by $858,491 over years three through five. While this contract change is not yet in place, we expect it to occur in the near future. We recently completed a rebudgeting of the expected costs on the remaining years of the DARPA contract based on the reduced milestones and have concluded that the reductions in our costs due to the scaled back level of work will almost entirely offset the anticipated revenue levels based on current assumptions. On February 10, 2014, DARPA finalized this contract modification.

The details of the four milestones achieved during the nine month period ended December 31, 2013 were as follows:

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

On July 5, 2012, Gemini Master Fund, Ltd., a Cayman Islands company ("Gemini"), filed a complaint against us in the Supreme Court of the State of New York, County of New York, entitled Gemini Master Fund Ltd. v. Aethlon Medical, Inc., Index No. 652358/2012 (the "Complaint"). In the Complaint, Gemini is seeking relief both in the form of money damages and delivery of shares of our common stock. The Complaint alleges, among other things, that we are in default of a certain promissory note originally issued to Gemini on February 12, 2010 by failing to pay the note in full and by failing to honor certain requests by Gemini to convert principal and interest under the note into shares of the Company's common stock. The Complaint also alleges that we failed to issue shares upon the presentation of an exercise notice under a warrant originally issued to Gemini on November 22, 2010. The lawsuit also alleges that we should have issued shares pursuant to the exercise of a warrant issued in 2009. We believe that we have defenses to the claims asserted and we continue to vigorously defend the lawsuit. The parties in the lawsuit have filed cross motions for summary judgment on some of the claims. No trial date has yet been set. There can be no assurances, however, that the litigation will be decided in our favor as to all, or any part, of Gemini's Complaint. An adverse decision in the litigation could have an adverse effect on our operations and could be dilutive to our shareholders.

In relation to this matter, we accrued $1,000,000 at December 31, 2013 for possible settlement. Although the parties to the lawsuit are in on-going settlement discussions at the time this Form 10-Q is filed and no assurance exists that a settlement will be reached, the accrual was made based on the possibility that a settlement might be reached that would result in the issuance of equity instruments to satisfy the exercise of various warrants. The accrual is included in other expense and other current liabilities on the accompanying condensed consolidated financial statements.

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

NOTE 13. PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	December 31, 2013	March 31, 2013
Furniture and office equipment at cost:
Aethlon Medical, Inc.	$291,781	$289,031
Exosome Sciences, Inc.	58,743	–
Consolidated furniture and office equipment at cost	350,524	289,031
Accumulated depreciation	(296,172)	(288,886)
	$54,352	$145

Depreciation expense for the nine months ended December 31, 2013 approximated $7,000.

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to December 31, 2013 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In January 2014, we repaid the $17,000 principal balance of the December 2006 10% Notes and all related accrued interest.

In January 2014, we billed DARPA $352,938 and Battelle $10,560 for work under those contracts. We subsequently received a payment of $195,796 from DARPA.

In January 2014, 2 warrant holders exercised 211,736 warrants to receive 95,222 restricted shares of common stock in cashless exercise transactions.

On February 10, 2014, DARPA reduced the scope of our contract (See Note 11).

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

In October 2013, our subsidiary, Exosome Sciences, Inc. (ESI), commenced operations with a focus on advancing exosome-based strategies to diagnose and monitor the progression of cancer, infectious disease and other life-threatening conditions.

Some of our patents may expire before we receive FDA approval to market our products in the United States or we receive approval to market our products in a foreign country. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier(R) treatment technology.

In prior periods, Aethlon was classified as a development stage enterprise under accounting principles generally accepted in the United States of America ("GAAP") as it had not generated revenues from its planned principal operations. In the fiscal year ended March 31, 2012, we began to generate revenues from a government contract and emerged from the development stage.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2012

Revenues

We recorded government contract revenue of $76,313 and $208,781 in the three months ended December 31, 2013 and 2012, respectively. This revenue arose from work performed under our government contract with DARPA and our subcontract with Battelle as follows:

	Three Months Ended 12/31/13	Three Months Ended 12/31/12	Change in Dollars
DARPA Contract	$–	$208,781	$(208,781)
Battelle Subcontract	76,313	–	76,313
Total Government Contract Revenue	$76,313	$208,781	$(132,468)

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

DARPA recently informed us that due to budget restrictions within the Department of Defense, that they planned to reduce the scope of our contract in years three through five of the contract. The reduction in scope will focus our research on exosomes, viruses and blood processing instrumentation. This scope reduction will reduce the possible payments under the contract by $858,491 over years three through five. While this contract change is not yet in place, we expect it to occur in the near future. We recently completed a rebudgeting of the expected costs on the remaining years of the DARPA contract based on the reduced milestones and have concluded that the reductions in our costs due to the scaled back level of work will almost entirely offset the anticipated revenue levels based on current assumptions. On February 10, 2014, DARPA finalized this contract modification.

As of December 31, 2013, we have invoiced for fifteen milestone payments under the DARPA contract totaling $3,396,912.

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

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2013 were $1,308,655 in comparison with $1,145,620 for the comparable quarter a year ago. This increase of $163,035, or 14.2%, was due to an increase in general and administrative expenses of $133,853 and in professional fees of $111,266, which were partially offset by a decrease in payroll and related expense of $82,084.

The $133,853 increase in general and administrative expenses was due to an increase in our non-DARPA related general and administrative expenses of $142,240, which was partially offset by a reduction of DARPA and Battelle related general and administrative expenses of $8,387. The non-DARPA-related general and administrative expenses included $82,499 from ESI, which was not present in the 2012 period.

The $111,266 increase in our professional fees was due to an increase in our non-DARPA related professional fees of $154,018, which included $13,170 from ESI, which was partially offset by a reduction of DARPA and Battelle related professional fees of $42,752. The primary factors in the increase in our non-DARPA-related professional fees were $118,095 of costs relating to a production run of cartridges by our contract manufacturer for our upcoming US clinical trial and a $35,252 increase in our investor relations expenses over the 2012 period.

The $82,084 decrease in payroll and related expenses was primarily due to a decrease in stock based compensation of $142,295, which in turn was due to the completion of the vesting of our CEO’s restricted stock grant and of the vesting of a number of existing stock option grants. Payroll and related expenses in the 2013 period included $85,083 from ESI.

Other Expense (Income)

Other expense (income) consists primarily of the change in the fair value of our derivative liability, other expense and interest expense. Other expense (income) for the three months ended December 31, 2013 were other expense of $1,035,269 in comparison with other income of $1,250,783 for the comparable quarter a year ago.

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the three months ended December 31, 2013, the change in the estimated fair value of derivative liability was a gain of $78,175 and for the three months ended December 31, 2012, the change in estimated fair value was a gain of $1,384,256. These swings in the estimated fair value of our derivative liabilities in both periods were driven to a large extent by changes in our stock price.

Interest Expense

Interest expense was $113,445 for the three months ended December 31, 2013 compared to $106,795 in the corresponding prior period, an increase of $6,650. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	12/31/13	12/31/12	Change
Interest Expense	$112,876	$103,421	$9,455
Amortization of Deferred Financing Costs	–	680	(680)
Amortization of Note Discounts	569	2,694	(2,125)
Total Interest Expense	$113,445	$106,795	$6,650

As noted in the above table, the most significant factor in the $6,650 increase in interest expense was the increase in our contractual interest and finance charges. We had minor decreases in the amortization of deferred financing costs and note discounts as the amortization was completed on those costs.

Other

The three months ended December 31, 2013 included a $1,000,000 provision related to our Gemini litigation. There were no comparable charges in the three months ended December 31, 2012.

The three months ended December 31, 2012 contained $26,716 in losses on debt conversion. There were no comparable charges in the three months ended December 31, 2013.

Loss Attributable to Noncontrolling Interests

Since ESI recorded a loss of $185,305 for the three months ended December 31, 2013 and since outside shareholders purchased a 20% ownership interest in ESI in exchange for a $1.5 million investment, 20% of ESI’s loss, or $37,061, was recorded as a loss attributable to noncontrolling interests

Net Loss/Profit Attributable to Common Stockholders

As a result of the increased expenses noted above, we recorded a net loss attributable to common stockholders of approximately $2,231,000 and a net profit of $313,000 for the quarters ended December 31, 2013 and 2012, respectively.

Basic and diluted loss profit per common share were ($0.01) for the three month period ended December 31, 2013 compared to $0.00 for the three month period ended December 31, 2012.

NINE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2012

Revenues

We recorded government contract revenue of $916,796 and $825,642 in the nine months ended December 31, 2013 and 2012, respectively. This revenue arose from work performed under our government contract with DARPA and our subcontract with Battelle as follows:

	Nine Months Ended 12/31/13	Nine Months Ended 12/31/12	Change in Dollars
DARPA Contract	$808,739	$825,642	$(16,903)
Battelle Subcontract	108,057	–	108,057
Total Government Contract Revenue	$916,796	$825,642	$91,154

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

DARPA recently informed us that due to budget restrictions within the Department of Defense, that they planned to reduce the scope of our contract in years three through five of the contract. The reduction in scope will focus our research on exosomes, viruses and blood processing instrumentation. This scope reduction will reduce the possible payments under the contract by $858,491 over years three through five. While this contract change is not yet in place, we expect it to occur in the near future. We recently completed a rebudgeting of the expected costs on the remaining years of the DARPA contract based on the reduced milestones and have concluded that the reductions in our costs due to the scaled back level of work will almost entirely offset the anticipated revenue levels based on current assumptions. On February 10, 2014, DARPA finalized this contract modification.

As of December 31, 2013, we have invoiced for fifteen milestone payments under the DARPA contract totaling $3,396,912.

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

Operating Expenses

Consolidated operating expenses for the nine months ended December 31, 2013 were $3,162,730 in comparison with $3,554,064 for the comparable period a year ago. This decrease of $391,334, or 11.0%, was due to decreases in payroll and related expenses of $332,170 and in professional fees of $165,273, which was partially offset by an increase in general and administrative expenses of $106,109.

The $332,170 decrease in payroll and related expenses was primarily due to a decrease in stock based compensation of $347,189, which in turn was due to the completion of the vesting of our CEO’s restricted stock grant and of the vesting of a number of existing stock option grants. Payroll and related expenses in the 2013 period included $85,083 from ESI.

The $165,273 decrease in our professional fees was primarily due to a reduction of non-DARPA related professional fees of $107,631 and a reduction in DARPA and Battelle related professional fees of $70,812. The primary drivers in the decrease in non-DARPA related professional fees were the lack of legal fees related to the Gemini litigation and to the DTC suspension as our insurance carrier has covered the litigation costs in the 2013 period and we successfully resolved the DTC suspension in the fiscal year ended March 31, 2013. As a result, our legal fees decreased by $232,971 from the 20112 period. That decrease in legal fees was partially offset by $158,587 of costs relating to a production run of cartridges by our contract manufacturer for our upcoming US clinical trial. Other significant factors were decreases in our scientific consulting fees of $48,520 and in our business development fees of $45,806. Our non-DARPA-related professional fees in the 2013 period also included $13,170 from ESI

The $106,109 increase in our general and administrative expenses was driven by a $103,042 increase in our non-DARPA related general and administrative expenses and a $3,067 increase in our DARPA and Battelle related general and administrative expenses. The non-DARPA-related general and administrative expenses included $82,499 from ESI, which was not present in the 2012 period.

Other Expense (Income)

Other expense (income) consists primarily of the change in the fair value of our derivative liability, other expense and interest expense. Other expense (income) for the nine months ended December 31, 2013 were other expense of $3,674,845 in comparison with other income of $603,231 for the comparable period a year ago.

Change in Fair Value of Derivative Liability

Both periods include changes in the fair value of derivative liability. For the nine months ended December 31, 2013, the change in the estimated fair value of derivative liability was a charge of $2,304,702 and for the nine months ended December 31, 2012, the change in estimated fair value was a gain of $1,745,718. These swings in the estimated fair value of our derivative liabilities in both periods were driven to a large extent by changes in our stock price.

Interest Expense

Interest expense was $329,947 for the nine months ended December 31, 2013 compared to $1,019,857 in the corresponding prior period, a decrease of $689,910. The various components of our interest expense are shown in the following table:

	9 Months Ended	9 Months Ended
	12/31/13	12/31/12	Change
Interest Expense	$324,800	$422,140	$(97,340)
Amortization of Deferred Financing Costs	863	121,470	(120,607)
Non-Cash Interest Expense	–	11,846	(11,846)
Amortization of Note Discounts	4,284	464,401	(460,117)
Total Interest Expense	$329,947	$1,019,857	$(689,910)

As noted in the above table, the three most significant factors in the $689,910 decrease in interest expense were (a) the $460,117 reduction in the amortization of debt discounts that was largely the result of the completion of the discount amortization on the majority of our convertible notes prior, (b) a $120,607 reduction in the amortization of deferred offering costs that also was largely the result of the completion of the amortization on those costs and (c) the $97,340 reduction in interest expense due to ongoing conversions of our convertible notes into equity.

Other

The nine months ended December 31, 2013 included a $1,000,000 provision related to our Gemini litigation. There were no comparable charges in the nine months ended December 31, 2012. The nine months ended December 31, 2013 also contained $40,256 in losses on debt conversion compared to $122,775 in losses on debt conversion in the nine months ended December 31, 2012

Loss Attributable to Noncontrolling Interests

Since ESI recorded a loss of $185,305 for the nine months ended December 31, 2013 and since outside shareholders purchased a 20% ownership interest in ESI in exchange for a $1.5 million investment, 20% of ESI’s loss, or $37,061, was recorded as a loss attributable to noncontrolling interests

Net Loss/Profit Attributable to Common Stockholders

As a result of the increased expenses noted above, we recorded a net loss attributable to common stockholders of approximately $5,884,000 and $2,125,000 for the nine month periods ended December 31, 2013 and 2012, respectively.

Basic and diluted loss per common share were ($0.03) for the nine month period ended December 31, 2013 compared to ($0.01) for the nine month period ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, we had a cash balance of $1,854,941 and a working capital deficit of $10,731,262. This compares to a cash balance of $125,274 and a working capital deficit of $9,276,618 at March 31, 2013. Between January 1, 2014 and February 7, 2014, we billed for $403,498 under our government contracts and received a total of $195,796 under our DARPA and Battelle contracts. Our cash at December 31, 2013 plus additional funds raised to date subsequent to December 31, 2013 may not be sufficient to meet our funding requirements during the next twelve months. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern.

In August 2013, we signed an agreement with a broker-dealer to raise operating capital. As a result of fund raising activities by that broker-dealer, we received $1,795,900 in gross proceeds ($1,447,032 in net proceeds) from the sales of our common stock with warrants in the December 2013 quarter, to cover near term operating requirements and the expected costs of our US safety trial. The agreement also calls for the broker-dealer to then raise a larger financing (see note 2) to meet future growth initiatives. Any securities offered will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The engagement agreement is on a best efforts basis and there can be no assurance that the broker-dealer can raise additional working capital for us on acceptable terms or at all.

During the December 2013 quarter, our subsidiary, Exosome Sciences, Inc. (ESI), commenced operations with a focus on advancing exosome-based strategies to diagnose and monitor the progression of cancer, infectious disease and other life-threatening conditions.  We raised $1.5 million in cash by selling ESI common stock and we believe that capital will fund the operations of ESI for the next 12 months.

At the parent company level, we do not expect revenue from operations will be sufficient to satisfy our funding requirements in the near term, and accordingly, our ability to continue operations and meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or a combination thereof. Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

Also, should the U.S. Government elect not to exercise the options for years four and five of our DARPA contract, the effects would be material to us. The loss of revenues from the DARPA contract would have a material impact on our revenues, operating cash flows and liquidity.

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

Beyond the immediate future, we currently believe that the following four areas may generate revenue for us:

(1)	Developing future products using the Aethlon ADAPTTM system with drug industry collaborators. Revenues in this area could come from product development fees, fees from research, regulatory and manufacturing support or from downstream royalties;

(2)	Applying for and winning additional U.S. Government grant or contract income; and

(3)	Licensing or selling our ELLSA research diagnostic tools that identify and quantify exosomes through our recently launched ESI subsidiary.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	($ In thousands) For the nine months ended
	December 31, 2013	December 31, 2012
Cash (used in) provided by:
Operating activities	$(1,584)	$(1,577)
Investing activities	(61)	–
Financing activities	3,375	1,541
Net increase (decrease) in cash	$1,730	$(36)

NET CASH FROM OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $1,584,000 in the nine months ended December 31, 2013 compared to net cash used in operating activities of approximately $1,577,000 in the nine months ended December 31, 2012. The following table notes significant factors in our operating activities in each period:

($ In Thousands)	9 Months Ended 12/31/13	9 Months Ended 12/31/12
Net Loss	$(5,920)	$(2,125)
Adjust for change in derivative liability	2,305	(1,746)
Sub-total	(3,615)	(3,871)
Adjust for:
Amortization of debt discount	5	586
Litigation accrual	1,000	–
Stock based compensation	223	571
Collection of accounts receivable	164	400
Other factors	639	737
Net cash used in operating activities	$(1,584)	$(1,577)

NET CASH FROM INVESTING ACTIVITIES. During the nine months ended December 31, 2013, we purchased approximately $61,000 of equipment. During the months ended December 31, 2012, we did not have any investing activities.

NET CASH FROM FINANCING ACTIVITIES. Net cash generated from financing activities increased from approximately $1,541,000 in the nine months ended December 31, 2012 to approximately $3,375,000 in the nine months ended December 31, 2013.

Included in net cash provided by financing activities in the 2013 period was $400,000 in notes payable from two directors, of which we repaid $200,000, and $3,175,000 in proceeds from the issuance of common stock. Approximately $1,675,000 of that equity was raised by the parent company and $1,500,000 was raised by our ESI subsidiary.

In the 2012 period, we received $1,571,000 in proceeds from the issuance of common stock which was partially offset by approximately $30,000 in repayments of notes payable and related accrued interest in cash.

A decrease in working capital during the nine months ended December 31, 2013 in the amount of approximately $1,454,000 changed our negative working capital position to approximately ($10,731,000) at December 31, 2013 from a negative working capital of approximately ($9,277,000) at March 31, 2013. The most significant factor in the decrease in working capital noted above was an increase of approximately $1,988,000 in the fair value of derivative liabilities. That increase was largely driven by the increase in our share price from March 31, 2013 to December 31, 2013.

At the date of this filing, we plan to invest significantly into purchases of our raw materials and into our contract manufacturing arrangement as well as other costs of our safety trial in the US subject to successfully raising additional capital.

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

On July 5, 2012, Gemini Master Fund, Ltd., a Cayman Islands company ("Gemini"), filed a complaint against us in the Supreme Court of the State of New York, County of New York, entitled Gemini Master Fund Ltd. v. Aethlon Medical, Inc., Index No. 652358/2012 (the "Complaint"). In the Complaint, Gemini is seeking relief both in the form of money damages and delivery of shares of our common stock. The Complaint alleges, among other things, that we are in default of a certain promissory note originally issued to Gemini on February 12, 2010 by failing to pay the note in full and by failing to honor certain requests by Gemini to convert principal and interest under the note into shares of the Company's common stock. The Complaint also alleges that we failed to issue shares upon the presentation of an exercise notice under a warrant originally issued to Gemini on November 22, 2010. The lawsuit also alleges that we should have issued shares pursuant to the exercise of a warrant issued in 2009. We believe that we have defenses to the claims asserted and we continue to vigorously defend the lawsuit. The parties in the lawsuit have filed cross motions for summary judgment on some of the claims. No trial date has yet been set. There can be no assurances, however, that the litigation will be decided in our favor as to all, or any part, of Gemini's Complaint. An adverse decision in the litigation could have an adverse effect on our operations and could be dilutive to our shareholders.

In relation to this matter, we accrued $1,000,000 at December 31, 2013 for possible settlement. Although the parties to the lawsuit are in on-going settlement discussions at the time this Form 10-Q is filed and no assurance exists that a settlement will be reached, the accrual was made based on the possibility that a settlement might be reached that would result in the issuance of equity instruments to satisfy the exercise of various warrants. The accrual is included in other expense and other current liabilities on the accompanying condensed consolidated financial statements.

ITEM 1A. RISK FACTORS.

As a Smaller Reporting Company as defined by rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2013, we issued the following securities which were not registered under the Securities Act of 1933, as amended, and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

In July 2013, we borrowed $400,000 from two of our directors under two 90 day notes for $200,000 each bearing 10% interest (the “Notes”). The Notes allow at the discretion of the holders if we did not pay back those loans by October 9, 2013 (i) to convert their principal and accrued interest into shares of common stock at $0.088 per share (the “Conversion Price”) and (ii) receive warrants to purchase common stock equal to 50% of the principal converted under the Notes, with an exercise price of $0.132 per share. Additionally, there was a provision for a penalty interest rate of 12%.

That potential conversion price and warrant exercise price were based on the same pricing mechanism that we have used in prior equity unit financings since March 2012 (see Note 6) which are based on 80% of the then current market price of our common stock and with the warrant exercise price based on 120% of the same then current market price. We initially reserved 6,931,818 shares of common stock to support the conversion in full of the Notes and accrued interest as well as the exercise in full of the warrants (should such conversion and/or issuance occur).

We subsequently paid back one of those loans in December 2013 along with all accrued interest in the amount of $9,367. That repayment extinguished all potential common stock and warrant issuance provisions of the Note.

The holder of the second Note agreed to extend the expiration date of his Note to July 31, 2014.

During the three months ended December 31, 2013, a warrant holder exercised 2,805,000 warrants to receive 1,577,736 shares in cashless exercise transactions.

During the three months ended December 31, 2013, we issued 1,465,200 shares of restricted common stock to the holders of two notes issued by us in exchange for the partial or full conversion of accrued interest in an aggregate amount of $80,000 at an average conversion price of $0.05 per share.

During the three months ended December 31, 2013, we entered into a unit purchase agreement (the “Unit Purchase Agreement”) and subscription agreements (the “Subscription Agreements”) with 22 accredited investors (collectively, the “Purchasers”), pursuant to which the Purchasers purchased an aggregate of 143.67 units (collectively, the “Units”) from us, with each Unit consisting of (a) one hundred thousand (100,000) shares of our common stock, at a purchase price of $0.125 per share and (b) a warrant to purchase fifty thousand (50,000) shares of common stock (collectively, the “Warrants”). The Purchasers acquired an aggregate of 14,367,200 shares of common stock and Warrants to acquire up to an aggregate of 7,183,600 shares of common stock for an aggregate purchase price of $1,795,900. The net proceeds that we received totaled $1,447,032. In accordance with the terms of the Unit Purchase Agreement, the offering of securities thereunder terminated on December 31, 2013.

A FINRA registered broker-dealer was engaged as placement agent in connection with the above Unit Purchase Agreement. We paid the placement agent an aggregate cash fee in the amount of $270,508 and have issued or will issue the placement agent or its designees Warrants to purchase an aggregate of 2,155,080 shares of Common Stock.

The Warrants issued to the Purchasers and the placement agent (each, a “Holder”) are exercisable for a period of five years from the date of issuance at an exercise price of $0.22, subject to adjustment. A Holder may exercise a Warrant by paying the exercise price in cash or by exercising the Warrant on a cashless basis. In the event a Holder exercises a Warrant on a cashless basis, we will not receive any proceeds. The exercise price of the Warrants is subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. Each Holder has contractually agreed to restrict its ability to exercise its Warrant such that the number of shares of the common stock held by the Holder and its affiliates after such exercise does not exceed 4.99% of the our then issued and outstanding shares of common stock.

Exosome Sciences, Inc. Unregistered Sales of Equity Securities

In October 2013, ESI, at that time a wholly owned subsidiary of ours, issued a total of 3 promissory notes (collectively, the “Shah Notes”) in the aggregate principal amount of $250,000 to Dr. Chetan Shah, a director of the Company, in exchange for Dr. Shah’s loan of funds in the same aggregate amount to ESI. Each Shah Note bore interest at the rate of 10% per annum and was due and payable in full, including all accrued interest thereon, one year from the date of issuance. The Shah Notes were unsecured and did not provide for conversion of the debt into any other security. The Notes were not guaranteed by us.

On November 21, 2013, ESI, prior to the transaction described herein, a wholly owned diagnostic subsidiary of ours, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with twelve accredited investors (collectively, the “Purchasers”), pursuant to which the Purchasers purchased an aggregate of 220,000 shares of ESI’s common stock, par value $.001 per share (the “Common Stock”), at a purchase price of $5.00 per share, for an aggregate purchase price of $1,100,000, or a post money valuation of $7,100,000 for ESI. As a result of the transaction, our percentage ownership of the outstanding capital stock of ESI was reduced from 100% to approximately 84.5%.

On December 13, 2013, ESI entered into a stock purchase agreement (the “Stock Purchase Agreement”) with three accredited investors (collectively, the “Purchasers”), pursuant to which the Purchasers purchased an aggregate of 80,000 shares of ESI’s common stock, par value $.001 per share (the “Common Stock”), at a purchase price of $5.00 per share, for an aggregate purchase price of $400,000, or a post money valuation of $7,500,000 for ESI. The aggregate gross proceeds received by ESI under the Stock Purchase Agreement were $1,500,000, including the $1,100,000 of sales on November 21, 2013 noted above (the “Prior Sales”). As a result of the transaction, including the Prior Sales, the Company’s percentage ownership of the outstanding capital stock of ESI was reduced from 100% to 80%.

One of the Purchasers, Dr. Chetan Shah, is a director of the Company. Dr. Shah purchased 70,000 ESI shares for an aggregate purchase price of $350,000, $100,000 of which was paid in cash and $250,000 of which was paid by conversion of the total principal outstanding of $250,000 under the Shah Notes previously issued to Dr. Shah by ESI. Dr. Shah did not participate in the negotiation of the purchase and sale terms, including price per share. His participation in the offering was on the same terms and conditions as offered to the other Purchasers. The accrued interest of $4,583 on the Shah Notes was paid in cash to Dr. Shah by ESI following the conversion of the Shah Notes into ESI shares as noted above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $2,067,916 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At December 31, 2013, we had accrued interest in the amount of $1,061,046 associated with these notes and accrued liabilities payable.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

In January 2014, Franklyn Barry, Jr. was named the chair of our Board’s audit committee.

ITEM 6. EXHIBITS.

 (a) Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc. (2)

4.1	Form of Common Stock Purchase Warrant (October 30, November 12, December 10, and December 30, 2013 sales) (3)

10.1	Form of Unit Purchase Agreement (October 30, November 12, December 10, and December 30, 2013 sales) (3)

10.2	Form of Subscription Agreement (October 30, November 12, December 10, and December 30, 2013 sales) (3)

10.3	Form of Exosome Sciences, Inc. 10% Promissory Note (3)

10.4	Form of Exosome Sciences Stock Purchase Agreement (November 21 and December 13, 2013 sales) (4)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files

* Filed herewith.

(1)	Incorporated by reference to the filing of such exhibit with the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(2)	Incorporated by reference to the filing of such exhibit with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.

(3)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K filed on November 6, 2013.

(4)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K filed on November 21, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: February 11, 2014	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

