Form 10-K
period 2014-03-31
AETHLON MEDICAL INC
filed 2014-07-15
CIK 882291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]  No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2013 was approximately $36 million, computed by reference to the closing sale price of the common stock of $0.17 per share on the OTC Bulletin Board on September 30, 2013. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the common stock of the registrant outstanding as of July 9, 2014 was 253,395,651.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

We create medical devices to address unmet therapeutic needs in infectious disease, cancer and other life-threatening conditions.  Our lead product is the Aethlon Hemopurifier®, a first-in-class device that selectively targets the rapid elimination of circulating viruses and tumor-secreted exosomes that promote cancer progression.  At present, we also operate under two Department of Defense (DOD) contracts through the Defense Advanced Research Projects Agency (DARPA) related to the development of a sepsis treatment device and we maintain majority ownership of Exosome Sciences, Inc., a diagnostic organization developing exosome-based products to diagnose and monitor cancer, infectious disease and neurological disorders.

The Aethlon Hemopurifier®

The Aethlon Hemopurifier® is a first-in-class device that selectively targets the rapid elimination of circulating viruses and tumor-secreted exosomes that promote cancer progression. More specifically, the Hemopurifier® addresses antiviral drug-resistance in Hepatitis-C Virus (HCV) and Human Immunodeficiency Virus (HIV) infected individuals; serves as a countermeasure against viral pathogens not addressed by drug or vaccine therapies; and represents the first therapeutic strategy to address cancer promoting exosomes. In clinical studies conducted in India, safety and efficacy observations of Hemopurifier® therapy have been observed in both HCV and HIV infected individuals. We are now preparing to initiate the first United States Food and Drug Administration (FDA) approved studies of Hemopurifier® therapy in the United States.

The Hemopurifier® in Cancer

In a May 2014 review article sponsored by the National Cancer Institute (NCI), we were the sole organization referenced to have a therapeutic candidate to address tumor-secreted exosomes, which have been discovered to suppress the immune system of cancer patients, seed the creation and spread of metastasis, promote angiogenesis, trigger resistance to chemotherapy, and transport PD-1, PDL-1, VEGF, CTLA-4, EGRF and other primary cancer therapeutic targets of the biopharmaceutical industry. To date, we have demonstrated that our Hemopurifier® can capture exosomes underlying a broad-spectrum of cancer indications and as a result of our discoveries, we have already received issued patent protection for our cancer treatment endeavors.

We believe Hemopurifier® therapy can play a central role in the emerging immuno-oncology industry as an adjunct strategy to eliminate circulating exosomes without adding drug toxicity to established and emerging cancer therapies. The ability to inhibit exosome immune suppression in combination with drugs designed to stimulate the immune response is an especially compelling premise. Citigroup analysts predict the immuno-oncology market will grow to $35 billion per year and that 50% of all cancer treatments will be immune-based in 10 years. It should be noted that tumor-secreted exosomes are sometimes referred to as “circulating microvesicles” or “extracellular vesicles”.

The Hemopurifier® to Address Antiviral Drug-Resistance

The Hemopurifier® provides a novel methodology to target mutant viral strains that trigger antiviral drug resistance in both HIV and HCV infections. Based on previous studies we conducted in India, safety and efficacy observations of Hemopurifier® therapy have been observed in both disease conditions. As a result of these outcomes, we now have the opportunity to initiate the first FDA approved studies of Hemopurifier® therapy in the United States. We recently disclosed that this study will enroll HCV-infected patients and will be conducted at DaVita MedCenter Dialysis in Houston, Texas. Successful completion of this study will allow us the opportunity to initiate pivotal studies that are required for market clearance to treat HCV and other disease conditions in the United States. Our study protocol calls for the enrollment of ten HCV-infected ESRD patients who have not received any pharmaceutical therapy for their HCV infection for at least 30 days. The protocol will consist of a control phase of three consecutive standard dialysis treatments during week one followed by the inclusion of our Hemopurifier during a total of six dialysis sessions conducted during weeks two and three. The rate of adverse events observed during the Hemopurifier therapy phase will be compared to the rate experienced during the control phase. Per-treatment changes of viral load will be observed through quantitative PCR analysis. Additionally, we plan to measure the number of HCV viral copies captured within the Hemopurifier during each treatment session.

In HCV care, the Hemopurifier® is positioned to address drug resistance associated with emerging all-antiviral therapies and also to accelerate HCV RNA depletion at the outset of peginterferon+ribavirin (PR) therapy. Previously, we conducted HCV treatment studies at the Apollo Hospital, Fortis Hospital, and most recently the Medanta Medicity Institute (Medanta) in India.

In the Medanta study, HCV-infected individuals were enrolled to receive three six-hour Hemopurifier® treatments during the first three days of a 48-week peginterferon+ribavirin (PR) treatment regimen.  We reported that Hemopurifier® therapy was well tolerated and without device-related adverse events in twelve treated patients.  Of these twelve patients, nine completed the Hemopurifier-PR treatment protocol, including seven genotype-1 patients and two genotype-3 patients.  Seven of the nine patients (n=7/9) achieved a sustained virologic response (SVR), which is the clinical definition of treatment cure and is defined as undetectable HCV RNA 24-weeks after the completion of the 48-week PR drug regimen.  Both genotype-3 patients achieved a SVR (n=2/2), while five of the seven genotype-1 patients achieved a SVR (n=5/7).

Of the nine patients that completed the protocol, five (n=5/9) also achieved a rapid virologic response (RVR), defined as undetectable HCV RNA at day 30 of therapy.  RVR represents the clinical endpoint that best predicts SVR cure rates. As a point of reference, the landmark IDEAL Study of 3,070 HCV genotype-1 patients documented that only 10.35% (n=318/3070) of PR treated patients will achieve a RVR.  However, patients that achieved a RVR had SVR rates of 86.2% (n=274/318) versus SVR rates of 32.5% (n=897/2752) in non-RVR patients.

Data from three patients were not included in the reported dataset.  Among the three patients was a genotype-5 patient who discontinued PR therapy at day 180, yet remained undetectable at 1.5 years after initiation of therapy.  The second was a genotype-3 patient who was unable to tolerate PR therapy and, as a result, discontinued PR therapy at day-90, yet was still undetectable one year after initiating therapy. The third patient, who had the genotype-1 virus, was reported undetectable at the completion of the 48-week PR treatment regimen, but SVR results for that patient are not expected until September of 2014.  During the study, our research team documented that the Hemopurifier could capture as many as 300 billion HCV copies during a single six-hour treatment.

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

The Hemopurifier® to Treat Viral Pathogens Not Addressed by Drug Therapies

The protocol design of our forthcoming FDA approved study was originally designed as a human safety challenge and model for addressing drug and vaccine resistant bioterror and emerging pandemic threats. In vitro studies conducted by leading government and non-government researchers have demonstrated that the Hemopurifier is able to capture a broad-spectrum of some of world’s deadliest viral pathogens. These include: Dengue hemorrhagic fever (DHF), Ebola hemorrhagic fever (EHF), Lassa hemorrhagic fever (LHF), H5N1 avian influenza (Bird Flu), H1N1 swine flu virus, the reconstructed 1918 influenza virus (r1918), West Nile virus (WNV) and Vaccinia and Monkeypox (MPV), which serve as models for human smallpox infection. Human efficacy studies are not permissible against high-threat bioterror and pandemic threats.

The Mechanism of the Aethlon Hemopurifier®

In design, our Hemopurifier® consists of the affinity lectin Galanthus nivalis agglutinin (GNA) immobilized in the outer-capillary space of advanced plasma membrane technology. The design allows for extracorporeal therapeutic delivery to occur on standard CRRT and dialysis instruments already located in hospitals and clinics worldwide. The mechanism of the Hemopurifier® to rapidly eliminate a broad-spectrum disease targets is based on GNA’s ability to selectively bind unique high mannose signatures that are abundant on the surface of cancer-secreted exosomes and glycoproteins that reside on the outer membrane of infectious viral pathogens.

Exosome Sciences, Inc. (ESI), A Majority Owned Subsidiary of Aethlon Medical

In October 2013, we commenced operations of Exosome Sciences, Inc. (ESI), a majority owned subsidiary that develops exosome-based products to diagnose and monitor cancer, infectious disease and neurological disorders. Exosomes represent an optimal diagnostic target as diseased cells release them into bodily fluids such as urine and blood where they can be accessed. Our ESI subsidiary is developing non-invasive liquid biopsies based on the knowledge that these exosomes transport disease-origin markers underlying a wide-range of disease conditions.

ESI also has the opportunity to leverage applications of our ELLSA™ exosome assay, which was originally developed by Aethlon Medical researchers to quantitate the ability of Hemopurifier® therapy to capture tumor-secreted exosomes from blood and other bodily fluids. ELLSA™ (enzyme-linked lectin-specific assay) has demonstrated the ability isolate exosomes underlying human immunodeficiency virus (HIV), tuberculosis (TB), and all forms of cancer tested to date.

To lead our scientific endeavors at ESI, we retained two well-known thought leaders in the field of exosome biology. Dr. Douglas Taylor as ESI's Chief Scientific Officer and Dr. Cicek Gercel-Taylor as ESI's Clinical Research Director.

About Dr. Douglas Taylor

Dr. Taylor discovered and pioneered the field of exosome biology and their role in intercellular communication and immune regulation. He has been in the Department of Obstetrics, Gynecology and Women's Health at the University of Louisville School of Medicine since 1992.  Dr. Taylor published the initial article describing circulating tumor exosomes/microvesicles in 1979 (Anal. Biochem. 98:53-59, 1979). The research in his laboratory has primarily focused on the release and consequences of exosomes from gynecologic cancer and lung tumors. Over the past 30+ years, Dr. Taylor has pioneered the isolation and characterization of circulating tumor-derived exosomes. His work has focused on characterization of circulating exosomes released by tumor cells for their role in immune regulation and induction of a pro-inflammatory tumor microenvironment. His work has demonstrated that the presence of specific circulating exosomal components have potential use as biomarkers for cancer patients.

About Dr. Cicek Gercel-Taylor

Dr. Cicek Gercel-Taylor has been a pioneer in the field of exosome biology and in defining their nucleic acid and protein cargoes. She previously has worked at the Department of Obstetrics, Gynecology and Women's Health at the University of Louisville School of Medicine since 1992, and also is the Resident Research Coordinator. Her main research interest is in gynecological cancers, where she investigates the consequences of exosomes on genetic and epigenetic alterations induced in normal host target cells. She has explored the role of endogenous and exogenous hormones in modulating exosomal cargoes and the resulting effects on pathologic processes. A significant part of these investigations includes the identification and characterization of clinically relevant biomarkers, specifically proteomic and miRNA content of pathology-derived exosomes.

Since its launch, ESI researchers have successfully isolated brain-specific biomarkers associated with a variety of neurodegenerative disorders. The discoveries could have implications in the diagnosis, monitoring and treatment of Alzheimer's Disease (AD), Chronic Traumatic Encephalopathy (CTE) and Traumatic Brain Injury (TBI).  The research studies provided evidence that exosomes can serve as a "liquid biopsy" to diagnose neurologic conditions. While exosomes from the central nervous system have previously been identified in the cerebrospinal fluid, ESI researchers were able to identify exosomes carrying brain-specific markers tau, beta-amyloid, glycoprotein A2B5 and S100B protein in the peripheral circulation of affected individuals. The discoveries provide a basis for an exosome-based platform that could enable the simultaneous identification of multiple brain specific markers that are transported across the blood-brain barrier and into the circulatory system.

CTE is a progressive degenerative disease, which at present can only be definitively diagnosed postmortem.  CTE has been most commonly found at autopsy in former professional football players and has also been demonstrated to be prevalent in soldiers exposed to blast injury.  The hallmark of CTE is the accumulation of tau, an abnormal protein that strangles brains cells in areas that control memory, emotions and other functions.  TBI or repetitive brain trauma, including concussions and sub-concussive blows to the head contribute to the onset of CTE.

AD is the most common form of dementia.  There is no cure for the disease, which worsens as it progresses, and eventually leads to death.  Beta-amyloid plaques and neurofibrillary tangles have long been recognized as a common pathologic hallmark of AD.  In 2010, it was estimated that 36 million people worldwide were living with AD.

The ESI research team also disclosed that it has been able to identify, quantify, and characterize circulating Glioblastoma multiforme (GBM) exosomes, which hold promise as a disease biomarker to identify the early detection of this aggressive form of cancer and monitor response to therapy. GBM represents the most common, per capita costly and uniformly lethal primary brain tumor. GBM comprise 23% of primary brain tumors in the US and is the most commonly diagnosed brain tumor in adults aged 45-74 with men being more frequently diagnosed than women. The prognosis remains poor despite aggressive treatment modalities. Over the past decade, a median survival time of 12 months has only been marginally improved to 14.6 months as a result of advances in chemo/radiation and the use of molecularly targeted agents. The discovery of circulating GBM-exosomes offers a potential new paradigm in GBM clinical management through a platform technology to predict tumor regression or progression.

TRANSITION TO REVENUE STAGE ORGANIZATION

In May of 2011, we introduced and began marketing the Aethlon ADAPT™ system.  On September 30, 2011, we entered into a $6.8 million multi-year contract with the Defense Advanced Research Projects Agency (DARPA) resulting from our response to a program entitled “Dialysis-Like Therapeutics.”  Under this contract, our tasks include the development of a dialysis-like device to prevent sepsis, a fatal bloodstream infection that is often the cause of death in combat-injured soldiers.

The initial award from DARPA was a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years. As noted below, such contract was subsequently reduced by $858,491. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract. Under the terms of the contract, we are required to perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.

Originally, only the base year (year one contract) was effective for the parties, however, DARPA subsequently exercised the option on the second and third years of the contract. DARPA has the option to enter into the contract for years four and five. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract. There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the remaining contract term. There can be no assurance that DARPA will exercise its option to continue the contract for years four and five. We commenced work under the contract in October 2011.

Due to budget restrictions within the Department of Defense, on February 10, 2014, DARPA reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction will reduce the possible payments under the contract by $858,491 over years three through five. We recently completed a rebudgeting of the expected costs on the remaining years of the DARPA contract based on the reduced milestones and have concluded that the reductions in our costs due to the scaled back level of work will almost entirely offset the anticipated revenue levels based on current assumptions.

Fiscal Year Ended March 31, 2014

As a result of achieving eight milestones in the fiscal year ended March 31, 2014, we reported $1,466,482 in contract revenue for that fiscal year. The details of the eight milestones achieved during the fiscal year ended March 31, 2014 were as follows:

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

Milestone M3 – Conduct a series of experiments aimed at characterizing the contribution of several alternate fluidic designs and methods of perfusing plasma filters and affinity columns in the performance of affinity plasmapheresis. The milestone payment was $195,576. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We demonstrated that we had conducted the relevant series of experiments. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone 2.4.2.1 – Evaluate contribution of manufacturing process variables to binding capacity of affinity resin. The milestone payment was $197,362. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We demonstrated that we had evaluated the contribution of manufacturing process variables to binding capacity of affinity resin. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone 2.4.1.1 – Design and fabricate optimized configuration(s) of hemopurification device(s) that contain(s) a combination of hemofilters, plasma filters and affinity columns. The milestone payment was $186,164. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We demonstrated that we had designed and fabricated optimized configuration of hemopurification devices. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone 2.4.2.3 – Perform biocompatibility tests for the combination ADAPT device to confirm the combination cartridge does not present additional risk. The milestone payment was $78,641. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We demonstrated that we had performed biocompatibility tests for the combination ADAPT device to confirm the combination cartridge does not present additional risk. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Fiscal Year Ended March 31, 2013

As a result of achieving six milestones in the fiscal year ended March 31, 2013, we reported $1,230,004 in contract revenue for that fiscal year. The details of the six milestones achieved during the fiscal year ended March 31, 2013 were as follows:

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

CORPORATE HISTORY

On March 10, 1999, Aethlon, Inc., a California corporation ("Aethlon"), Hemex, Inc., a Delaware corporation ("Hemex"), the accounting predecessor to the Company, and Bishop, Inc. ("Bishop"), a publicly traded "shell" company, completed an Agreement and Plan of Reorganization (the "Plan") structured to result in Bishop's acquisition of all of the outstanding common shares of Aethlon and Hemex (the "Reorganization"). The Reorganization was intended to qualify as a tax-free transaction under Section 368(a)(1)(B) of the 1986 Internal Revenue Code, as amended. Under the Plan's terms, Bishop issued shares of its common stock to the common stock shareholders of Aethlon and Hemex such that Bishop then owned 100% of each company. Upon completion of the transaction, Bishop was renamed Aethlon Medical, Inc.

In October 2009, we established a new wholly owned subsidiary, Exosome Sciences, Inc., a Nevada corporation, as a corporate vehicle for our exosome-related diagnostic activities. In October 2013, our subsidiary, Exosome Sciences, Inc. (ESI), commenced operations with a focus on advancing exosome-based strategies to diagnose and monitor the progression of cancer, infectious disease and other neurological conditions.

RESEARCH AND DEVELOPMENT

The cost of research and development, all of which has been charged to operations, amounted to approximately $1,509,000 and $1,440,000 in the fiscal years ended March 31, 2014 and 2013, respectively. ESI’s research and development activities represented approximately $193,000 of our consolidated research and development expenses in the fiscal year ended March 31, 2014.

INTELLECTUAL PROPERTY

We currently own or have license rights to a number of U.S. and foreign patents and patent applications and endeavor to continually improve our intellectual property position. We consider the protection of our technology, whether owned or licensed, to the exclusion of use by others, to be vital to our business. While we intend to focus primarily on patented or patentable technology, we may also rely on trade secrets, unpatented property, know-how, regulatory exclusivity, patent extensions and continuing technological innovation to develop our competitive position. We also own certain trademarks. All of our patent rights and trademarks are owned by Aethlon Medical.

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

We previously exercised an option to exclusively license a pending patent entitled, "Method to Inhibit Proliferation and Growth of Metastases" from The Trustees of Boston University. During the fiscal year ended March 31, 2014, we terminated this license as it was not pertinent to our core business objectives.

The following table lists our issued patents and patent applications, including their ownership status:

PATENTS ISSUED IN THE UNITED STATES

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED
8,288,172	Extracorporeal removal of microvesicular particles (exosomes) (method patent)	10/16/12	Owned
7,226,429	Method for removal of viruses from blood by lectin affinity hemodialysis	06/05/07	Owned
6,528,057	Method for removal of HIV and other viruses from blood	03/04/03	Licensed

PATENT APPLICATIONS IN THE UNITED STATES

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
11/756543	Method for removal of viruses from blood by lectin affinity hemodialysis	05/31/07	Owned
12/600236	Device and method for purifying virally infected blood	5/12/11	Owned
13/351166	Affinity capture of circulating cancer biomarkers	1/16/12	Owned
12/810295	Method and apparatus for increasing contaminant clearance rates during extracorporeal fluid treatment	09/07/10	Owned
13/623662	Extracorporeal removal of microvesicular particles (medical device and system-based claims)	09/20/12	Owned
13/808561	Methods and compositions for quantifying exosomes	01/04/13	Owned
14/180093	Extracorporeal removal of microvesicular particles	02/13/14	Owned
14/185033	Extracorporeal removal of microvesicular particles	02/20/14	Owned
13/808561	Methods and compositions for quantifying exosomes	08/14/13	Owned
61/946606	Brain specific exosome based diagnostics	2/28/14	Owned
61/947276	Brain specific exosome based diagnostics and extracorporeal therapies	3/3/14	Owned
61/982190	Methods for delivering regional citrate anticoagulation during extracorporeal blood treatments	4/21/14	Owned

INTERNATIONAL PATENTS:

NON-U.S. PATENTS ISSUED

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED
2,353,399	Method for removal of viruses from blood by lectin affinity hemodialysis	01/20/04	Owned
770,344	Method for removal of HIV and other viruses from blood	06/03/04	Licensed
69929986.1-08	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
1,109,564	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
1,109,564	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
1,109,564	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
1,109,564	Method for removal of HIV and other viruses from blood	02/22/06	Licensed
2342203	Method for removal of HIV and other viruses from blood	03/01/11	Licensed
EP 1624785	Method for removal of viruses from blood by lectin affinity hemodialysis	07/17/13	Owned

NON-U.S. AND INTERNATIONAL PATENT APPLICATIONS (SOME MAY MOVE TO THE US DURING NATIONAL PHASE OF APPLICATION PROCESS)

		FILING	OWNED OR
APPLICATION #	APPLICATION NAME	DATE	LICENSED
2,516,403	Method for removal of viruses from blood by lectin affinity hemodialysis	01/20/04	Owned
7,752,778.6	Extracorporeal removal of microvesicular particles(exosomes)	03/09/07	Owned
9,104,740.6	Extracorporeal removal of microvesicular particles(exosomes)	03/09/07	Owned
8139/DELNP/2008	Extracorporeal removal of microvesicular particles(exosomes)	03/09/07	Owned
08866242.4	Method and apparatus for increasing contaminant clearance rates during extra corporeal fluid treatment	12/19/08	Owned
2644855	Extracorporeal removal of microvesicular particles	03/09/07	Owned
09815068.3	Methods for reducing viral load of hepatitus c virus in hemodialysis patients	09/15/09	Owned
12100471.4	Methods for reducing viral load of hepatitus c virus in hemodialysis patients	09/15/09	Owned
11804372.8	Methods and compositions for quantifying exosomes	02/06/13	Owned

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

TRADEMARKS

We have obtained registered trademarks in the United States for the Exosome Sciences®, Hemopurifier®, Aethlon Medical® and Aethlon Medical, Inc. and have adopted the Aethlon ADAPT™ and ELLSA™ trademarks in the United States. We have applied for a trademark on Hemopurifier in India and that application is currently pending.

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

LICENSING AGREEMENTS

Effective January 1, 2000, we entered into an agreement with a related party under which an invention and related patent rights for a method of removing HIV and other viruses from the blood using the Hemopurifier(R) were assigned to us by the inventors in exchange for a royalty to be paid on future sales of the patented product or process and shares of our common stock. On March 4, 2003, the related patent was issued and we issued 196,078 shares of restricted common stock to that related party.

On February 9, 2006, we entered into an option agreement with the Trustees of Boston University which provides for the right to negotiate an exclusive license for a Boston University patent BU05-41, "Method to Prevent Proliferation and Growth of Metastases." On February 8, 2007 we entered into an amendment to this agreement to extend its term until August 9, 2007. On April 22, 2008, we entered into the actual license agreement for this patent and as the initial payment under this license we issued shares of our common stock equivalent to 115% of $5,000. We terminated this patent license during the fiscal year ended March 31, 2014 as we determined this license was no longer pertinent to our core business objectives.

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

Clinical trials are almost always required to support an FDA premarket application. In the United States, these trials generally require submission of an application for an Investigational Device Exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. In 2013, the FDA approved our investigational device exemption (IDE) to initiate human clinical studies in the United States as a feasibility study.

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

On May 19, 2014, we entered into a definitive agreement (the “Agreement”) with Total Renal Research, Inc., (dba DaVita Clinical Research) (“DCR”). Pursuant to the Agreement, DCR will conduct site management administrative services for a study site in connection with the planned clinical safety study of the Aethlon Hemopurifier® in certain patients with Hepatitis-C virus infection. The clinical trial is to be conducted at DaVita MedCenter Dialysis in Houston, Texas, and up to ten patients meeting applicable eligibility requirements will be permitted to enroll in the study. The Principal Investigator for the study will be Dr. Stephen Z. Fadem, who is co-medical director of DaVita MedCenter Dialysis.

The Agreement requires us to pay certain expenses related to the study projected to be less than $200,000, including certain start-up and close-out costs, patient compensation and a project management fee to be paid to DCR calculated as five percent of total invoiced patient and site costs. We will also be responsible for the fees for any third-party consulting physicians, including Dr. Fadem, utilized in connection with the study and other pass-through expenses if incurred. The Agreement is effective as of May 16, 2014 and will continue in effect until completion of the services being provided by DCR pursuant to the Agreement.

Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. We must reach agreement with the IRB of DaVita MedCenter Dialysis prior to beginning our U.S. clinical trial. We are also required to obtain patients' informed consent that complies with both FDA requirements and state and federal privacy regulations. We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may be equivocal or may otherwise not be sufficient to obtain approval of the product.

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

INTERNATIONAL REGULATIONS AND CLINICAL TRIALS

International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA market approval, and the requirements can vary from region to region. At present, we are primarily focused on clinical progression and commercialization of our technologies in the United States.

GMP manufacturing of our Hemopurifier® occurs in collaboration with a contract manufacturer based in San Diego, California.  We have registered our contract manufacturing arrangement with the FDA and we have since received an export license from the FDA that allows the export our Hemopurifier® for commercial purposes to India.

The primary regulatory environment in Europe is that of the European Union, which has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear a CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer's quality system and specific testing of the manufacturer's device. Such an assessment is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certifications are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. We have not yet initiated clinical trials in the European Union nor do we have a current commitment to conduct such trials as we are primarily focused on clinical progression and commercialization of our technologies in the United States.

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

SUBSIDIARIES

We have one majority-owned subsidiary, Exosome Sciences, Inc. (“ESI”). ESI’s laboratory operations are in Monmouth Junction, NJ.

EMPLOYEES

At July 9, 2014, Aethlon had seven full-time employees, comprised of our Chief Executive Officer, our President, our Chief Science Officer, our Chief Financial Officer, two research scientists and an executive assistant. We utilize, whenever appropriate, contract and part-time professionals in order to conserve cash and resources. We currently utilize two corporate communications groups on a part-time basis. We also use several consultants to assist us with certain portions of the work under our DARPA contract.

At July 9, 2014, ESI had three full-time employees, comprised of ESI’s Chief Science Officer, Clinical Research Director, a research scientist, and a part-time operations manager.

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

WE HAVE RECEIVED AN EXPLANATORY PARAGRAPH FROM OUR AUDITORS REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our independent registered public accounting firm noted in their report accompanying our financial statements for our fiscal year ended March 31, 2014 that we have a significant accumulated deficit, had a working capital deficit, and that a significant amount of additional capital will be necessary to advance the development of our products to the point at which we may become commercially viable. Our independent registered public accounting firm stated that those conditions raised substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements for the year ended March 31, 2014 describes management's plans to address these matters. We cannot assure you that our business plans will be successful in addressing these issues. This explanatory paragraph about our ability to continue as a going concern could affect our ability to obtain additional financing at favorable terms, if at all, as it may cause investors to lose faith in our long-term prospects. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment.

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

We rely upon third party licenses for the development of specific uses for our Hemopurifier® devices, including in the area of cancer treatment. Specifically, we are researching, developing and testing cancer-related applications for our devices under a license with the London Health Science Center Research, Inc. and Mr. Thomas Ichim. Should this license be prematurely terminated for any reason, or if the patents and intellectual property owned by such entities that we have licensed should be challenged or defeated by third parties, our research efforts could be materially and adversely affected. There can be no assurances that these licenses will continue in force for as long as we require for our research, development and testing of cancer treatments. There can be no assurances that should this license terminate, or should the underlying patents and intellectual property be challenged or defeated, that suitable replacements can be obtained or developed on terms acceptable to the Company, if at all. There is also the related risk that the Company may not be able to make the required payments under this patent license, in which case the Company may lose one or more of the licensed patents.

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

The U.S. Congress' passage of the Project BioShield Bill, a comprehensive effort to develop and make available modern, effective drugs and vaccines to protect against attack by biological and chemical weapons or other dangerous pathogens, may encourage competitors to develop their own product candidates. We cannot predict the decisions that will be made in the future by the various government agencies as a result of such legislation.

Our competitors include fully integrated pharmaceutical companies and biotechnology companies as well as universities and public and private research institutions. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in product development and in obtaining regulatory approvals, and greater marketing capabilities than we do.

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

As of July 9, 2014, we have outstanding promissory notes in the aggregate principal amount of $472,656 which are currently overdue. We have no means to repay the notes unless and until we raise new capital or generate a higher level of revenues.  Although the majority of these notes are convertible into our common stock at various rates and prices, there can be no assurance that the holders of these notes will opt to convert some or all of the principal and interest due and owing on the notes into equity in lieu of cash repayment. Even if such notes are converted to equity, such equity issuances would be dilutive to our shareholders. If we are unable to raise new capital we may be unable to satisfy these note obligations. We may become the subject of multiple litigation claims seeking to recover payment on the notes.  New investors may be reluctant to fund new capital to the Company while these notes are overdue and outstanding. We will attempt to negotiate extensions for the payment and other restructure of the notes as a method of curing the defaults, but there can be no assurance that such extensions or restructures will be on terms favorable to the Company, if at all. If we are unable to satisfy the notes, or restructure them, we may be unable to raise new capital and we may be subject to litigation claims, either of which could cause us to cease operations.

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

OUR USE OF HAZARDOUS MATERIALS, CHEMICALS AND VIRUSES REQUIRES US TO COMPLY WITH REGULATORY REQUIREMENTS AND EXPOSES US TO POTENTIAL LIABILITIES.

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

Our success depends to a critical extent on the continued services of our Chief Executive Officer, James A. Joyce, our Chief Science Officer, Richard H. Tullis, and our President, Rodney S. Kenley. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The loss of Dr. Tullis would harm the clinical development of our products due to his unique experience with the Aethlon ADAPTTM technology. The loss of Dr. Tullis, Mr. Joyce and/or Mr. Kenley would be detrimental to our growth as they possess unique knowledge of our business model and infectious disease which would be difficult to replace within the biotechnology field. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although Mr. Joyce and Dr. Tullis have signed employment agreements providing for their continued service to our company, these agreements will not preclude them from leaving our company. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers.

OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND COULD ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT.

We currently have an extremely small staff comprised of seven full-time employees consisting of our Chief Executive Officer, our President, our Chief Science Officer, our Chief Financial Officer, two research scientists and an executive assistant. We utilize, whenever appropriate, contract and part-time professionals in order to conserve cash and resources. We currently employ two corporate communications groups on a part-time basis.  We also use several consultants to assist us with certain portions of the work under our DARPA contract.

At our ESI majority-owned subsidiary, we have three full-time employees, comprised of ESI’s Chief Science Officer, Clinical Research Director, a research scientist, and a part-time operations manager.

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

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently do carry limited directors’ and officers’ liability insurance. Directors’ and officers’ liability insurance is expensive and difficult to obtain. If we are unable to continue or provide directors and officers liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our Board of Directors. We may lose potential independent board members and management candidates to other companies in the biotechnology field that have greater directors’ and officers’ liability insurance to insure them from liability or to biotechnology companies that have revenues or have received greater funding to date which can offer greater compensation packages. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, INCLUDING OUR U.S. AND INTERNATIONAL PATENTS COULD NEGATIVELY IMPACT OUR PROJECTED GROWTH AND ABILITY TO GENERATE REVENUES AND PROFITS, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

We rely on a combination of patents, patents pending, copyrights, trademark and trade secret laws, proprietary rights agreements and non-disclosure agreements to protect our intellectual properties. We cannot give you any assurance that these measures will prove to be effective in protecting our intellectual properties. In addition, some of rights in intellectual property that we own or license may expire or be terminated.

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

The Hemopurifier(R) and related treatment approaches are protected by three issued U.S. patents and nine issued international patents. We have also applied for twelve additional U.S. patents and nine additional international patents.

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

THE PATENTS WE OWN COMPRISE A SIGNIFICANT PERCENTAGE OF OUR ASSETS WHICH COULD LIMIT OUR FINANCIAL VIABILITY.

The Hemopurifier(R) and our Aethlon ADAPTTM technology is protected by three issued U.S. patents and nine issued international patents. One of the U.S. patents is covered via an exclusive license. Our exclusive license expires March 2020 and is subject to termination if the inventors have not received a minimum of $15,000 in any year during the term beginning in the second year after the FDA approves the Hemopurifier(R). These patents comprise a significant portion of our assets.

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

RISKS RELATED TO OUR DEPENDENCE ON U.S. GOVERNMENT CONTRACTS

WE HAVE DERIVED SUBSTANTIALLY ALL OF OUR REVENUE FROM OUR CONTRACT WITH THE U.S. GOVERNMENT. IF THE U.S. GOVERNMENT CHOOSES NOT TO EXERCISE OPTIONS FOR THE FUTURE YEARS UNDER OUR CONTRACT, OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS COULD BE MATERIALLY HARMED.

We have derived and expect for the near future to continue to derive substantially all of our revenue from revenue under our DARPA contract.  If DARPA chooses not to continue our contract in years four and five (commencing October 1, 2014 through September 30, 2016) of the contract, our revenues could be substantially reduced.  In addition, if we are unable to meet any of the DARPA contract milestones to the satisfaction of DARPA, if at all, we may not earn payments under the contract. Any reduction in our revenues, or the termination of the DARPA contract for any reason, could have a material and adverse effect on our business and operations. In addition, DARPA has the right to unilaterally cancel the contract at any time.

WE MAY FAIL TO OBTAIN ADDITIONAL GOVERNMENT CONTRACTS TO DEVELOP OUR AETHLON ADAPTTM TECHNOLOGY FOR BIODEFENSE APPLICATIONS.

The U.S. Government has undertaken commitments to help secure improved countermeasures against bioterrorism and improved medical treatments for U.S. armed forces. Over the past fiscal year, we were successful in entering in to a subcontract with DARPA.  However, there can be no assurance that we will be successful in obtaining additional government grants or contracts.  The process of obtaining government contracts is lengthy with the uncertainty that we will be successful in obtaining announced grants or contracts for therapeutics as a medical device technology. Accordingly, we cannot be certain that we will be awarded any additional U.S. Government grants or contracts utilizing our Hemopurifier(R) platform technology.

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

Our business with the U.S. Government is subject to specific procurement regulations and a variety of other legal compliance obligations. These laws and rules include those related to:

•	procurement integrity;
•	export control;
•	government security;
•	employment practices;
•	protection of the environment;
•	accuracy of records and the recording of costs; and
•	foreign corrupt practices.

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

UNFAVORABLE PROVISIONS IN GOVERNMENT CONTRACTS, SOME OF WHICH MAY BE CUSTOMARY, MAY HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

Government contracts customarily contain provisions that give the U.S. Government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the U.S. Government to:

•	terminate existing contracts, in whole or in part, for any reason or no reason;
•	unilaterally reduce or modify contracts or subcontracts, including by imposing equitable price adjustments;
•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•	decline to exercise an option to renew a contract;
•	exercise an option to purchase only the minimum amount, if any, specified in a contract;
•	decline to exercise an option to purchase the maximum amount, if any, specified in a contract;
•	claim rights to products, including intellectual property, developed under the contract;
•	take actions that result in a longer development timeline than expected;
•	direct the course of a development program in a manner not chosen by the government contractor;
•	suspend or debar the contractor from doing business with the government or a specific government agency;
•	pursue criminal or civil remedies under the False Claims Act and False Statements Act; and
•	control or prohibit the export of products.

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

The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

•	termination of contracts;
•	forfeiture of profits;
•	suspension of payments;
•	fines; and
•	suspension or prohibition from conducting business with the U.S. government.

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

LAWS AND REGULATIONS AFFECTING GOVERNMENT CONTRACTS MAKE IT MORE COSTLY AND DIFFICULT FOR US TO SUCCESSFULLY CONDUCT OUR BUSINESS.

We must comply with numerous laws and regulations, including those relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under these contracts. These laws and regulations affect how we conduct business with federal, state and local government agencies. Among the most significant government contracting regulations that affect our business are:

•	the Federal Acquisition Regulations, and agency-specific regulations supplemental to the Federal Acquisition Regulations, which comprehensively regulate the procurement, formation, administration and performance of government contracts;
•	the business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act and the FCPA;
•	export and import control laws and regulations; and
•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

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

WE DEPEND ON COMPONENT AVAILABILITY, SUBCONTRACTOR PERFORMANCE AND OUR KEY SUPPLIERS TO MANUFACTURE AND DELIVER OUR PRODUCTS AND SERVICES.

We are dependent upon the delivery by suppliers of materials and the assembly by subcontractors of major components and subsystems used in our products in a timely and satisfactory manner and in full compliance with applicable terms and conditions. Some products require relatively scarce raw materials. We are generally subject to specific procurement requirements, which may, in effect, limit the suppliers and subcontractors we may utilize. In some instances, we are dependent on sole-source suppliers. If any of these suppliers or subcontractors fails to meet our needs, we may not have readily available alternatives. In addition, some of our suppliers or subcontractors may be impacted by the recent global financial crisis, which could impair their ability to meet their obligations to us. If we experience a material supplier or subcontractor problem, our ability to satisfactorily and timely complete our clinical trial or delivery obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with clinical trial providers and if applicable, the US Government. We could also incur additional costs in addressing such a problem. Any of these events could have a negative impact on our results of operations and financial condition.

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

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A THINLY-TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF STEADY REVENUE WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended March 31, 2014, the high and low closing sale prices of a share of our common stock were $0.27 and $0.08, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history, limited amount of revenue, lack of profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology as a viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

A DTC “CHILL” ON ELECTRONIC CLEARING OF TRADES IN OUR COMMON STOCK ADVERSELY AFFECTED THE LIQUIDITY OF OUR STOCK AND OUR ABILITY TO RAISE CAPITAL IN PRIOR PERIODS.

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

OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN OR CONTROL APPROXIMATELY 15% OF OUR OUTSTANDING COMMON SHARES AS OF JULY 9, 2014, WHICH MAY LIMIT YOUR ABILITY OR THAT OF OTHER SHAREHOLDERS, WHETHER ACTING INDIVIDUALLY OR TOGETHER, TO PROPOSE OR DIRECT THE MANAGEMENT OR OVERALL DIRECTION OF OUR COMPANY. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN YOU RECEIVING A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON SHARES.

As of July 9, 2014, our officers and directors beneficially own or control approximately 15% of our outstanding common shares (assuming the exercise of all outstanding options and warrants held by our officers and directors). These persons will have the ability to substantially influence all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

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

As of March 31, 2014, there are outstanding purchase options and warrants entitling the holders to purchase 96,842,882 common shares at a weighted average exercise price of $0.16 per share. That figure includes 2,441,593 warrants that are conditional upon the exercise of other warrants or conversion of certain convertible debt instruments. There are 46,231,719 shares underlying promissory notes convertible into common stock at a weighted average exercise price of $0.05.

Due to a significant note conversion on June 26, 2014, as of July 9, 2014, there are 30,467,144 shares underlying promissory notes convertible into common stock at a weighted average exercise price of $0.05. At July 9, 2014, there are outstanding purchase options and warrants entitling the holders to purchase 103,956,853 common shares.

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

We are entitled under our certificate of incorporation to issue up to 500,000,000 shares of common stock. We have reserved for issuance 143,074,602 shares of common stock for existing options, warrants and convertible notes. We have issued and outstanding, as of March 31, 2014, 224,973,980 shares of common stock. As a result, as of March 31, 2014 we had 131,951,418 common shares available for issuance to new investors.

At July 9, 2014, we have reserved for issuance 141,225,399 shares of common stock for existing options, warrants and convertible notes. We have issued and outstanding, as of July 9, 2014, 253,395,651 shares of common stock. As a result, as of July 9, 2014 we had 105,378,950 common shares available for issuance to new investors.

Our Board of Directors may generally issue shares of common stock, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our Board of Directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional shares of common stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

OUR ISSUANCE OF ADDITIONAL COMMON SHARES IN EXCHANGE FOR SERVICES OR TO REPAY DEBT, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS AND COULD HAVE A NEGATIVE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

Our Board of Directors may generally issue shares of common stock to pay for debt or services, without further approval by our shareholders based upon such factors that our Board of Directors may deem relevant at that time. For the past four years, we issued a total of 71,477,509 shares for debt to reduce our obligations. The average price discount of common stock issued for debt in this period, weighted by the number of shares issued for debt in such period was 43% and 22.8% for the years ended March 31, 2014 and 2013, respectively.

For the past four fiscal years we issued a total of 11,547,751 shares as payment for services. The average price discount of common stock issued for services during this period, weighted by the number of shares issued was 16.0% and 11.8% for the years ended March 31, 2014 and 2013, respectively. It is likely that we will issue additional securities to pay for services and reduce debt in the future. We cannot give you any assurance that we will not issue additional shares of common stock under circumstances we may deem appropriate at the time.

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

ITEM 2. PROPERTIES

We currently rent approximately 2,300 square feet of executive office space at 8910 University Center Lane, Suite 660, San Diego, CA 92122 at the rate of $6,475 per month on a four year lease that expires in September 2014. We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $2,917 per month on a two year lease that expires in October 2014.  We are currently searching for new laboratory and office space in the greater San Diego area.

Our Exosome Sciences, Inc. subsidiary rents approximately 2,055 square feet of office and laboratory space at 11 Deer Park Drive, South Brunswick, NJ at the rate of $3,425 per month on a one year lease that expires in October 2014. Our current plans are to renew the lease prior to expiration.

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

On February 24, 2014, we entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with Gemini Master Fund, Ltd., a Cayman Islands company ("Gemini"), which, among other things, resulted in the dismissal with prejudice of the complaint filed by Gemini against us on July 5, 2012 in the Supreme Court of the State of New York, County of New York, entitled Gemini Master Fund Ltd. v. Aethlon Medical, Inc., Index No. 652358/2012 (the "Complaint").

In the Complaint, Gemini sought relief both in the form of money damages and delivery of shares of our common stock. The Complaint alleged, among other things, that we were in default of a convertible promissory note ("Convertible Note") originally issued to Gemini on February 12, 2010 by failing to pay the Convertible Note in full and by failing to honor certain requests by Gemini to convert the principal and interest under the Convertible Note into shares of our common stock. The Complaint also alleged that we failed to issue shares upon the presentation of exercise notices under warrants originally issued to Gemini in 2009 and 2010 (respectively, the "2009 Warrant" and the "2010 Warrant").

In the Complaint, Gemini alleged it was entitled to 22,389,382 shares of common stock upon conversion of the balance of the Convertible Note and Gemini alleged that it was entitled to receive 30,370,814 shares of common stock pursuant to the 2009 Warrant and the 2010 Warrant, for a combined sum of 52,760,196 common shares.

In response, we provided documentation that the Convertible Note had been paid in full in cash and accepted by Gemini prior to the filing of the Complaint. In addition, we had maintained on our books the total number of shares required to be issued under the 2009 Warrant, the 2010 Warrant and the 2008 Warrant (defined below) combined was 6,359,999 shares.

The Settlement Agreement required us to issue a total of 7,522,854 shares of common stock into an escrow and those shares were to be released to Gemini ratably over a ten-month period. The shares were issued upon partial exercise of the 2009 Warrant and 2010 Warrant as well as under a third warrant, issued by us to Gemini in 2008 (the "2008 Warrant"). No shares were issued as consideration for the alleged default under the Convertible Note or in consideration of the releases granted in the Settlement Agreement. In addition, our insurance company agreed to pay Gemini $150,000. Upon the completion of the share issuances, the 2008 Warrant, the 2009 Warrant and the 2010 Warrants were canceled. In addition, under the Settlement Agreement, the Convertible Note (and any other agreement to pay Gemini or issue stock or anything else of value to Gemini) was extinguished and fully satisfied.

As we previously had 6,359,999 shares of common stock reserved for issuance under the three Warrants described above, the settlement increased our fully diluted shares outstanding by 1,162,855 shares.

Following the performance of the settlement terms described above, a Stipulation of Dismissal was filed with the Court, permanently terminating the litigation. The Settlement Agreement also provided for mutual and full releases of all other claims between Gemini and us.

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

	BID PRICE
PERIOD	HIGH	LOW

Calendar 2014:
First Quarter	$0.27	$0.16

Calendar 2013:
Fourth Quarter	0.18	0.13
Third Quarter	0.29	0.10
Second Quarter	0.14	0.08
First Quarter	0.15	0.06

Calendar 2012:
Fourth Quarter	0.11	0.06
Third Quarter	0.11	0.06
Second Quarter	0.13	0.07
First Quarter	0.18	0.05

There were approximately 216 record holders of our common stock at July 9, 2014. The number of registered shareholders includes any beneficial owners of common shares held in street name.

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

The transfer agent and registrar for our common stock is Computershare Investor Services, located at 350 Indiana Street, Suite 800, Golden, Colorado 80401.

RECENT SALES OF UNREGISTERED SECURITIES

We have sold or issued the following securities not registered under the Securities Act in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act or Regulation D of the Securities Act during the fiscal year ended March 31, 2014. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

COMMON STOCK AND WARRANTS

Aethlon Medical, Inc. Equity Transactions in the Fiscal Year Ended March 31, 2014

Common Stock Issuances in the Fiscal Year Ended March 31, 2014:

In June 2013, we completed a unit subscription agreement with three accredited investors pursuant to which we issued 1,580,248 shares of our common stock and 790,124 warrants to purchase our common stock for net cash proceeds of $128,000. Such warrants have an exercise price of $0.121 per share.

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

In August 2013, we completed a unit subscription agreement with four accredited investors pursuant to which we issued 900,901 shares of our common stock and 450,451 warrants to purchase our common stock in exchange for net cash proceeds of $100,000. Such warrants have an exercise price of $0.167 per share.

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

During the three months ended December 31, 2013, we entered into a unit purchase agreement and subscription agreements with 32 accredited investors pursuant to which we issued 14,367,200 shares of our common stock and warrants to purchase our common stock for gross cash proceeds of $1,795,900. Such warrants have an exercise price of $0.22 per share. We paid the FINRA registered-broker that was engaged as placement agent in the transaction an aggregate cash fee in the amount of $270,508 and will issue the placement agent or its designees warrants to purchase an aggregate of 2,155,080 shares of our common stock. We also paid $78,360 in other costs and fees, including legal fees, blue sky fees and escrow costs. The net proceeds that we received totaled $1,447,032.

During the three months ended December 31 2013, we issued 1,465,200 shares of restricted common stock to the holders of two notes issued by us in exchange for the partial or full conversion of accrued interest in an aggregate amount of $80,000 at an average conversion price of $0.05 per share.

During the three months ended March 31 2014, we issued 2,638,179 shares of restricted common stock to the holders of five notes issued by us in exchange for the partial or full conversion of accrued interest in an aggregate amount of $226,316 at an average conversion price of $0.09 per share.

During the three months ended March 31, 2014, we issued 346,770 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.19 per share in payment for legal services valued at $65,250 based on the value of the services provided.

During the three months ended March 31, 2014, we issued 399,781 shares of restricted common stock at an average price of $0.16 per share in payment for investor relations and public relations services valued at $62,500 based on the value of the services provided.

On March 31, 2014, we entered into extension agreements with three noteholders. In conjunction with the extension agreements, we agreed to issue to the noteholders an aggregate 4,507,105 shares of restricted common stock as a result of the noteholders invoking the antidilution protection on their notes.

Exosome Sciences, Inc. Equity Transactions in the Fiscal Year Ended March 31, 2014

On November 21, 2013, ESI, a wholly owned diagnostic subsidiary of ours, entered into a stock purchase agreement with twelve accredited investors pursuant to which such investors purchased an aggregate of 220,000 shares of ESI’s common stock at a purchase price of $5.00 per share, for an aggregate purchase price of $1,100,000 in cash.

On December 13, 2013, ESI entered into a second stock purchase agreement with three accredited investors , pursuant to which such investors purchased an aggregate of 80,000 shares of ESI’s common stock at a purchase price of $5.00 per share, for an aggregate purchase price of $400,000 in cash.

The aggregate gross proceeds received by ESI under these two transactions above were $1,500,000. As a result of these transactions the Company’s percentage ownership of the outstanding common stock of ESI was reduced from 100% to 80%.

One of the investors was Dr. Chetan Shah, a director of the Company. Dr. Shah purchased 70,000 ESI shares for an aggregate purchase price of $350,000.

Warrant-Related Issuances in the Fiscal Year Ended March 31, 2014:

During the three months ended September 30, 2013, 18 warrant holders exercised 6,581,259 warrants to receive 3,407,468 restricted shares of common stock in cashless exercise transactions.

During the three months ended December 31, 2013, a warrant holder exercised 2,805,000 warrants in exchange for 1,577,736 shares in a cashless exercise transaction.

During the three months ended December 31, 2013, we issued an aggregate 9,338,680 five year warrants to the investors and placement agent as part of our financing in that period (see above). The exercise price for the warrants was $0.22 per share.

During the three months ended March 31, 2014, four warrant holders exercised 7,731,021 warrants in cashless exercise transactions

In February 2014, we issued 7,522,854 shares of restricted common stock upon the cashless exercise of three warrants in connection with the Gemini litigation settlement.

Stock Option-Related Issuances in the Fiscal Year Ended March 31, 2014:

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

During the three months ended March 31, 2014, a former director exercised 182,927 in vested stock options through the contribution of $2,000 in cash and $13,000 in accrued expenses owed to him based on the exercise price of $0.082 per share.

EQUITY COMPENSATION PLANS

SUMMARY EQUITY COMPENSATION PLAN DATA

The following table sets forth March 31, 2014 information on our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	–	$–	490,000

Equity compensation plans not approved by security holders (1)(3)(4)	26,133,407	$0.25	2,445,626

Totals	26,133,407	0.25	2,935,626

(1) The description of the material terms of non-plan issuances of equity instruments is discussed in Note 6 to the accompanying consolidated financial statements.

(2) Net of equity instruments forfeited, exercised or expired.

(3) On June 8, 2009, our Board of Directors approved the grant to Mr. James A. Joyce, our Chief Executive Officer, of 4,000,000 shares of restricted common stock. The market price of our stock on the grant date was $0.24 per share and the shares vested in equal installments over a thirty-six-month period that commenced on June 30, 2010. 600,000 of such shares were pledged as collateral for a loan and have been retained and/or sold by the lender and are no longer owned by Mr. Joyce.

(4) On March 31, 2014 we had 2,445,626 shares available under our 2010 Stock Incentive Plan.

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

At March 31, 2014, all of the grants previously made under the Plan had expired and 10,000 restricted shares had been issued under the Plan, with 490,000 available for future issuance.

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

We discontinued using this Stock Plan in October 2012.

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

At March 31, 2014, we had 2,445,626 shares available under the Incentive Plan.

2012 DIRECTORS COMPENSATION PROGRAM

In July 2012, our Board of Directors approved a new Board Compensation Program (the “New Program” or the “2012 Program”), which modifies and supersedes the 2005 Directors Compensation Program (the “2005 Program”) that was previously in effect. Under the New Program, in which only non-employee Directors may participate, an eligible Director will receive a grant of $35,000 worth of ten year options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year. In addition, under the New Program eligible Directors will receive cash compensation equal to $500 for each committee meeting attended and $1,000 for each formal Board meeting attended.

In the fiscal year ended March 31, 2013, our Board of Directors granted under the New Program, to our four outside directors, ten year options to acquire an aggregate of 1,667,105 shares of our common stock, all with an exercise price of $0.076 per share.

In the fiscal year ended March 31, 2014, our Board of Directors granted under the New Program, to our five outside directors, ten year options to acquire an aggregate of 1,595,536 shares of our common stock, all with an exercise price of $0.082 per share.

At March 31, 2014 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors, 514,550 outside directors’ options had been forfeited, 250,000 outside directors’ options had been exercised and 3,671,550 options remained outstanding.

On June 6, 2014, our Board of Directors approved certain changes to the New Program. Under the modified New Program, a new eligible Director will receive an initial grant of $50,000 worth of options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year. These options will have a term of ten years and will vest 1/3 upon grant and 1/3 upon each of the first two anniversaries of the date of grant. In addition, at the beginning of each fiscal year, each existing Director eligible to participate in the modified New Program also will receive a grant of $35,000 worth of options valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year. Such options will vest on the first anniversary of the date of grant. In lieu of per meeting fees, under the modified New Program eligible Directors will receive an annual Board retainer fee of $30,000. The modified New Program also provides for the following annual retainer fees: Audit Committee Chair - $5,000, Compensation Committee chair - $5,000, Audit Committee member - $4,000, Compensation Committee member - $4,000 and Lead independent director - $15,000.

STAND-ALONE GRANTS

From time to time our Board of Directors grants restricted stock or common share purchase options or warrants to selected directors, officers, employees and consultants as equity compensation to such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

On June 8, 2009, our Board of Directors approved the grant to Mr. Joyce of 4,000,000 shares of restricted common stock at a price per share of $0.24, the vesting and issuance of which occurred in equal installments over a thirty-six-month period that commenced on June 30, 2010. Mr. Joyce has accepted all 4,000,000 shares of the grant. However, 600,000 shares previously accepted by Mr. Joyce were pledged as collateral for a loan and have been retained and/or sold by the lender and are no longer owned by Mr. Joyce.

As of March 31, 2014, we have issued 22,568,158 options (of which 3,368,942 have been exercised or cancelled) and authorized the issuance of 4,000,000 shares of restricted stock outside of the 2005 Directors Compensation Plan, the 2012 Directors Compensation Plan, the 2000 Stock Option Plan, the 2003 Consultant Stock Plan and the 2010 Incentive Stock Plan.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this document we make a number of statements, referred to as "FORWARD-LOOKING STATEMENTS" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. The safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 does not apply to us. We note, however, that these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", and similar expressions. When reading any forward looking-statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•	whether or not the U.S. Government exercises the options for years four and five of our DARPA contract;

•	whether or not markets for our products develop and, if they do develop, the pace at which they develop;

•	our ability to attract and retain the qualified personnel to implement our growth strategies;

•	our ability to obtain approval from the Food and Drug Administration for our products;

•	our ability to protect the patents on our proprietary technology;

•	our ability to fund our short-term and long-term operating needs;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in the sections of this document, including those captioned "RISK FACTORS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Revenues

We recorded government contract revenue in the fiscal years ended March 31, 2014 and 2013.  This revenue arose from work performed under our government contract with DARPA and our subcontract with Battelle as follows:

	Fiscal Year Ended 3/31/14	Fiscal year Ended 3/31/13	Change in Dollars
DARPA Contract	$1,466,482	$1,230,004	$236,478
Battelle Subcontract	157,287	–	157,287
Total Government Contract Revenue	$1,623,769	$1,230,004	$393,765

DARPA Contract

We entered into a contract with the DARPA on September 30, 2011. Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers. The award from DARPA was a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract. Under the terms of the contract, we will perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.

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

Due to budget restrictions within the Department of Defense, on February 10, 2014, DARPA reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction will reduce the possible payments under the contract by $858,491 over years three through five. We recently completed a rebudgeting of the expected costs on the remaining years of the DARPA contract based on the reduced milestones and have concluded that the reductions in our costs due to the scaled back level of work will almost entirely offset the anticipated revenue levels based on current assumptions.

As a result of achieving eight milestones in the fiscal year ended March 31, 2014, we reported $1,466,482 in contract revenue for that fiscal year and as a result of achieving six milestones in the fiscal year ended March 31, 2013, we reported $1,230,004 in contract revenue for that fiscal year.

As of March 31, 2014, we have invoiced for twenty milestone payments under the DARPA contract totaling $4,054,675.

Battelle Subcontract

We entered into a subcontract agreement with Battelle Memorial Institute (“Battelle”) in March 2013. Battelle was chosen by DARPA to be the prime contractor on the systems integration portion of the original DARPA contract and we are one of several subcontractors on that systems integration project. The Battelle subcontract is under a time and materials basis and we began generating revenues under the subcontract in the three months ended September 30, 2013. Our expected future revenue from the subcontract will be at the discretion of Battelle. The Battelle subcontract is our first cost-reimbursable contract.

Our revenue under this contract is a function of cost reimbursement plus an overhead mark-up for hours devoted to the project by specific employees (with specific hourly rates for those employees), for travel expenses related to the project, for any equipment purchased for the project and for the cost of any consultants hired by us to perform work on the project. Each payment will require approval by the program manager at Battelle.

Operating Expenses

Consolidated operating expenses were $4,679,697 for the fiscal year ended March 31, 2014 compared to $4,805,358 in the fiscal year ended March 31, 2013, a decrease of $125,661 or 2.6%. The net decrease of $125,661 was due to a decrease in professional fees of $370,873, which was partially offset by an increase in general and administrative expense of $185,007 and an increase in payroll and related expenses of $60,205.

The $370,873 decrease in our professional fees primarily arose from a decrease in DARPA-related professional fees of $223,930 due to decreased use of consultants on subtask 1 of the project and a decrease in non-DARPA-related professional fees of $187,922. Those decreases were partially offset by $40,979 in professional fees at our ESI subsidiary. The decrease in non-DARPA-related professional fees was primarily due to decreased activity in our hepatitis C trial in India.

The $185,007 increase in general and administrative expenses primarily arose from $130,367 in general and administrative expenses from the recently launched operations at our new majority-owned ESI subsidiary. We also had a $65,862 increase in general and administrative expenses related to our government contracts, which was partially offset by a $11,222 decrease in our non-ESI non-DARPA related general and administrative expenses.

The $60,205 increase in payroll and related expenses was principally driven by $232,719 in payroll and related expenses from the recently launched operations at our new majority-owned ESI subsidiary. That increase was partially offset by a $157,327 reduction in our stock-based compensation.

Other Expenses

In the fiscal year ended March 31, 2014, we recognized other expenses of $10,383,034 compared to $1,316,686 of other expense in the fiscal year ended March 31, 2013. The following table breaks out the various components of our other expense over the fiscal years ended March 31, 2014 and 2013:

	Components of Other Expense in Fiscal Year Ended
	March 31, 2014	March 31, 2013	Change

LOSS ON DEBT CONVERSION AND ON SETTLEMENT OF ACCRUED INTEREST AND DAMAGES	$40,257	$139,839	$(99,582)

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	8,547,015	44,705	8,502,310

INTEREST AND OTHER DEBT EXPENSES	1,287,221	1,132,314	154,907

LOSS ON LITIGATION SETTLEMENT	583,601	–	583,601

OTHER	(75,060)	(172)	(74,888)

TOTAL OTHER EXPENSE	$10,383,034	$1,316,686	$9,066,348

We recorded a loss on debt conversion and on settlement of accrued interest and damages of $40,257 and $139,839 in the fiscal years ended March 31, 2014 and 2013, respectively.  In the both fiscal years, those losses arose from the conversion to equity of principal and accrued interest on certain notes payable.

Both periods include changes in the fair value of derivative liability. For the fiscal year ended March 31, 2014, the change in the estimated fair value of derivative liability was a loss of $8,547,015 and for the fiscal year ended March 31, 2013, the change in the estimated fair value of derivative liability was a loss of $44,705.

We also recorded litigation settlement expense of $583,601 in the fiscal year ended March 31, 2014.

Other income included a gain of $75,000 related to the extinguishment of accrued damages as a result of the litigation settlement in the fiscal year ended March 31, 2014 as well as interest income in both fiscal years.

Our interest and other debt expense increased by $154,907 from the fiscal year ended March 31, 2013 to the fiscal year ended March 31, 2014. The following table breaks out the various components of our interest expense over the fiscal years ended March 31, 2014 and 2013:

	Components of Interest Expense and Other Debt Expenses in Fiscal Year Ended
	March 31, 2014	March 31, 2013	Change

INTEREST EXPENSE	$425,725	$526,110	$(100,385)

AMORTIZATION OF DEFERRED FINANCING COSTS	863	127,200	(126,337)

AMORTIZATION OF NOTE DISCOUNTS	4,284	467,158	(462,874)

NOTE RESTRUCTURING EXPENSE	856,349	–	856,349

NON CASH INTEREST EXPENSE	–	11,846	(11,846)

TOTAL INTEREST EXPENSE	$1,287,221	$1,132,314	$154,907

As a result of the above factors, our net loss before noncontrolling interests increased from $(4,892,040) for the fiscal year ended March 31, 2013 to $(13,438,962) for the fiscal year ended March 31, 2014.

Liquidity and Capital Resources

At March 31, 2014, we had a cash balance of $1,250,279 and a working capital deficit of $14,169,471. This compares to a cash balance of $125,274 and a working capital deficit of $9,276,618 at March 31, 2013. Between April 1, 2014 and July 9, 2014, we raised aggregate proceeds of $320,800 through private equity transactions and collected $135,376 under our DARPA contract and Battelle subcontract. Our cash at March 31, 2014 plus additional funds raised to date subsequent to March 31, 2014 are not sufficient to meet our funding requirements during the next twelve months. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow the Company to continue to operate as a going concern. In addition, we will need to raise capital to complete the recently approved human clinical trial in the U.S.

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

Should the U.S. Government elect not to exercise the options for years four and through five of our DARPA contract, the effects may be material to us. The loss of revenues from the DARPA contract would have a material impact on our revenues, operating cash flows and liquidity.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the year ended
	March 31, 2014	March 31, 2013
Cash (used in) provided by:
Operating activities	$(2,139)	$(2,099)
Investing activities	(96)	–
Financing activities	3,360	2,080
Net increase (decrease) in cash	$1,125	$(19)

NET CASH FROM OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $2,139,000 in fiscal 2014 compared to net cash used in operating activities of approximately $2,099,000 in fiscal 2013, an increase of $40,000.  The $40,000 increase was primarily due to changes in our operating assets and liabilities.

NET CASH FROM INVESTING ACTIVITIES. During the fiscal year ended March 31, 2014, we used approximately $96,000 in cash for purchases of equipment. During the fiscal year ended March 31, 2013, we did not purchase any equipment or have any other investing activities.

NET CASH FROM FINANCING ACTIVITIES. Net cash generated from financing activities increased from approximately $2,080,000 in the fiscal year ended March 31, 2013 to approximately $3,360,000 in the fiscal year ended March 31, 2014. Included in net cash provided by financing activities in fiscal 2014 were approximately $3,177,000 from the issuance of common stock and $400,000 from the issuance of notes payable, which was partially offset by approximately $217,000 in repayments of notes payable in cash.  In fiscal 2013, we received approximately $2,110,000 from the issuance of common stock, which was partially offset by approximately $30,000 in repayments of notes payable and related accrued interest in cash.

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

As of December 31, 2010, the Amended and Restated Notes matured and as of December 31, 2013 remain in default. We have accrued interest at the revised default rate of 20% following the expiration date of December 31, 2010.

During the fiscal year ended March 31, 2013, the holders of $15,000 of the Amended and Restated Notes converted their principal and related accrued interest into common stock per the conversion formula.

On June 24, 2014, we entered into an agreement with the Ellen R. Weiner Family Revocable Trust (the “Trust”), a holder of a Series A 12% Convertible Note (the “Note”) (see Note 5), which previously was classified as being in default. As per the agreement, the Trust converted a past due combined principal and interest balance of $1,003,200 into restricted common stock.

Additionally, the Trust agreed to waive anti-dilution price protection underlying warrants previously issued to the Trust. Under its agreement, the Trust converted the entire $1,003,200 past due principal and interest balance on the Note, which previously was in default, into an aggregate of 23,318,254 restricted shares of our common stock and five-year warrants to acquire up to 6,809,524 shares of our common stock at an exercise price of $.042 per share and up to 397,222 shares of our common stock at an exercise price of $.108 per share (collectively, the “Conversion Securities”).

In exchange for the Trust’s conversion in full of the Note and accrued interest and for the waivers of anti-dilution price protection in the previously issued warrants, in addition to the Conversion Securities, we issued to the Trust 75,000 restricted shares of common stock as a service fee, changed the exercise price of all of the previously issued warrants to $.042 per share and extended the expiration date of all of the previously issued warrants to July 1, 2018.

On July 8, 2014, we entered into an agreement with the Estate of Allan Bird (the “Estate”), a holder of a Series A 12% Convertible Note (the “Note”) (see Note 5), which previously was classified as being in default. In the Agreement, the Estate agreed to extend the expiration date of the Note to April 1, 2016, to convert approximately $116,970 of accrued interest to equity, and to waive anti-dilution price protection underlying the Note and warrants previously issued to the Estate.

Under its agreement, the Estate converted the entire $116,970 past due interest balance on the Note, which previously was in default, into an aggregate of 2,591,846 restricted shares of our common stock. The Estate received five-year warrants to acquire up to 2,321,429 shares of our common stock at an exercise price of $.042 per share and up to 135,417 shares of our common stock at an exercise price of $.108 (collectively, the “Conversion Securities”).

In exchange for the Estate’s extension of the Note, conversion of accrued interest and for the waivers of anti-dilution price protection in the previously issued warrants, in addition to the Conversion Securities, we issued to the Estate 25,000 restricted shares of common stock as a service fee, changed the exercise price of all of the previously issued warrants to $.042 per share and extended the expiration date of all of the previously issued warrants to July 1, 2018.

DECEMBER 2006 10% CONVERTIBLE NOTES

In January 2014, we paid off the remaining December 2006 10% Note and the related accrued interest balance with a cash payment of $35,055. That payment represented the sum of the $17,000 principal balance and $18,055 of accrued interest

2008 10% CONVERTIBLE NOTES

One 2008 10% Convertible Note in the amount of $25,000 which matured in January 2010 remained outstanding at March 31, 2014. This note is convertible into our common stock at $0.50 per share. We are recording interest at the default rate of 15%.

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

The following table shows the conversions into principal of the October and November 2009 Convertible Notes Note by fiscal year:

Activity in October and November 2009 Convertible Notes
Initial principal balance, including $250,000 of deferred financing costs	$450,250
Conversions during the fiscal year ended March 31, 2010	(70,000)
Conversions during the fiscal year ended March 31, 2011	(175,000)
Conversions during the fiscal year ended March 31, 2012	(130,250)
Conversions during the fiscal year ended March 31, 2013	(25,000)
Conversions during the fiscal year ended March 31, 2014	–
Balance as of March 31, 2014	$50,000

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

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes. We amortized this discount using the effective interest method over the term of the note. As of March 31, 2014, there have not been any conversions of the April 2010 10% Convertible Note.

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

On March 31, 2014, we entered into separate Amendments to Convertible Notes and Warrants (collectively, the “Amendments”) with three accredited investors (collectively, the “Investors”) who own certain convertible promissory notes (collectively, the “Notes”) and warrants (collectively, the “Warrants”) previously issued by us on various dates between December 5, 2007 and September 23, 2011, including the September 2010 Convertible Notes.

Prior to the Amendments, the Notes were past maturity and were in default, resulting in the accrual of interest at the applicable default interest rate. The Amendments extended the maturity date of each of the Notes to April 1, 2016, which permits us to classify them as long-term liabilities. As a result of the Amendments, the Notes are no longer in default and the non-default interest rate for all of the Notes was set at twelve percent per annum, which represents a reduction from the default interest rates of fifteen percent at which interest had been accruing. By entering into the Amendments, we also agreed to increase the currently outstanding principal amount of the Notes by 12% from a total of $693,260 to a total of $776,451.

During the period from October 2011 to February 2014, the Investors had converted, at conversion prices between $.0546 and $.07 per share, portions of principal and interest outstanding under the Notes and certain other convertible promissory notes previously issued to them by us. Certain antidilution provisions applicable to such notes should have resulted in such conversions being effected at a conversion price of $.042 per share. Accordingly, pursuant to the Amendments, we issued to the investors an aggregate of 4,507,105 shares of the Company’s Common Stock, which represents the additional shares of Common Stock that would have been issued to the Investors had such conversions been effected at $.042 per share.

The Amendments also provide that if all of our currently outstanding promissory notes and warrants that contain antidilution adjustment provisions (other than the Investors’ Notes and Warrants) are amended to remove, or the holders thereof waive, such provisions, then any similar antidilution provisions in the Investors’ Notes and Warrants will automatically be deemed removed. In addition, for so long as the Investors’ Notes and Warrants are outstanding, we will not be permitted to issue any common stock or common stock equivalents (or modify, with equivalent effect, any outstanding common stock or common stock equivalents) at a lower price than the then-current conversion price of the Notes and exercise price of the Warrants (with certain issuances to be excepted from this general provision). If our other note and warrant holders agree to waive the antidilution provisions of their securities on the same basis as agreed to by the Investors, then we will no longer be required to report a derivative liability in its financial statements with the accompanying quarterly adjustments to its financial statements and will transfer the amount shown as a derivative liability to equity.

The Amendments also set the conversion price of the Notes, as well as the exercise price at which shares of our common stock can be purchased under the Warrants, at $.042 per share. By virtue of the Amendments, the expiration dates of the Warrants also were extended from dates between September 3, 2015 and September 23, 2016 to January 1, 2017.

The following table shows the activity in the September 2010 10% Convertible Notes by fiscal year:

Activity in September 2010 10% Convertible Notes
Initial principal balance	$743,600
Conversions during the fiscal year ended March 31, 2012	(405,500)
Conversions during the fiscal year ended March 31, 2013	(30,000)
Conversions during the fiscal year ended March 31, 2014	(25,000)
Increase in principal balance due to 12% extension fee	33,972
Balance as of March 31, 2014	$317,072

APRIL 2011 10% CONVERTIBLE NOTES

In April 2011, we entered into a Subscription Agreement with two accredited investors (the “Purchasers”) providing for the issuance and sale of convertible promissory notes and corresponding warrants in the aggregate principal amount of $385,000. The closing under the Subscription Agreement resulted in the issuance and sale by us of (i) convertible promissory notes in the aggregate principal amount of $385,000, (ii) five-year warrants to purchase an aggregate of 4,004,000 shares of our common stock at an exercise price of $0.125 per share, and (iii) five-year warrants to purchase an aggregate of 4,004,000 shares of our common stock at an exercise price of $0.175 per share. The convertible promissory notes bear interest compounded monthly at the annual rate of ten percent and matured on April 1, 2012. The aggregate gross cash proceeds to us were $350,000, the balance of the principal amount representing a due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of our common stock at a price per share equal to eighty percent (80%) of the average of the three lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market on which the common stock trades or is quoted for the ten (10) trading days preceding the proposed conversion date. Subject to adjustment as described in the notes, the conversion price may not be more than $0.20 nor less than $0.10. There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

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

On March 31, 2014, we entered into separate Amendments to Convertible Notes and Warrants (collectively, the “Amendments”) with three accredited investors (collectively, the “Investors”) who own certain convertible promissory notes (collectively, the “Notes”) and warrants (collectively, the “Warrants”) previously issued by us on various dates between December 5, 2007 and September 23, 2011, including the April 2011 Convertible Notes.

Prior to the Amendments, the Notes were past maturity and were in default, resulting in the accrual of interest at the applicable default interest rate. The Amendments extended the maturity date of each of the Notes to April 1, 2016, which permits us to classify them as long-term liabilities. As a result of the Amendments, the Notes are no longer in default and the non-default interest rate for all of the Notes was set at twelve percent per annum, which represents a reduction from the default interest rates of fifteen percent at which interest had been accruing. By entering into the Amendments, we also agreed to increase the currently outstanding principal amount of the Notes by 12% from a total of $693,260 to a total of $776,451.

During the period from October 2011 to February 2014, the Investors had converted, at conversion prices between $.0546 and $.07 per share, portions of principal and interest outstanding under the Notes and certain other convertible promissory notes previously issued to them by us. Certain antidilution provisions applicable to such notes should have resulted in such conversions being effected at a conversion price of $.042 per share. Accordingly, pursuant to the Amendments, we issued to the investors an aggregate of 4,507,105 shares of the Company’s Common Stock, which represents the additional shares of Common Stock that would have been issued to the Investors had such conversions been effected at $.042 per share.

The Amendments also provide that if all of our currently outstanding promissory notes and warrants that contain antidilution adjustment provisions (other than the Investors’ Notes and Warrants) are amended to remove, or the holders thereof waive, such provisions, then any similar antidilution provisions in the Investors’ Notes and Warrants will automatically be deemed removed. In addition, for so long as the Investors’ Notes and Warrants are outstanding, we will not be permitted to issue any common stock or common stock equivalents (or modify, with equivalent effect, any outstanding common stock or common stock equivalents) at a lower price than the then-current conversion price of the Notes and exercise price of the Warrants (with certain issuances to be excepted from this general provision). If our other note and warrant holders agree to waive the antidilution provisions of their securities on the same basis as agreed to by the Investors, then we will no longer be required to report a derivative liability in its financial statements with the accompanying quarterly adjustments to its financial statements and will transfer the amount shown as a derivative liability to equity.

The Amendments also set the conversion price of the Notes, as well as the exercise price at which shares of our common stock can be purchased under the Warrants, at $.042 per share. By virtue of the Amendments, the expiration dates of the Warrants also were extended from dates between September 3, 2015 and September 23, 2016 to January 1, 2017.

As of March 31, 2014, there have not been any conversions of the April 2011 10% Convertible Notes and the 12% extension fee noted above increased the principal balance by $48,048 to a principal balance of $ 448,448.

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

Effective March 31, 2014, the holders of the three notes totaling $100,000 converted all of their principal and accrued interest into 1,438,700 shares of our common stock at the contractual conversion price of $0.09 per share.

At March 31, 2014, the outstanding principal balance was $257,655, all of which was in default. We are recording interest at the default interest rate of 15%.

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

On March 31, 2014, we entered into separate Amendments to Convertible Notes and Warrants (collectively, the “Amendments”) with three accredited investors (collectively, the “Investors”) who own certain convertible promissory notes (collectively, the “Notes”) and warrants (collectively, the “Warrants”) previously issued by us on various dates between December 5, 2007 and September 23, 2011, including the September 2011 Convertible Notes.

Prior to the Amendments, the Notes were past maturity and were in default, resulting in the accrual of interest at the applicable default interest rate. The Amendments extended the maturity date of each of the Notes to April 1, 2016, which permits us to classify them as long-term liabilities. As a result of the Amendments, the Notes are no longer in default and the non-default interest rate for all of the Notes was set at twelve percent per annum, which represents a reduction from the default interest rates of fifteen percent at which interest had been accruing. By entering into the Amendments, we also agreed to increase the currently outstanding principal amount of the Notes by 12% from a total of $693,260 to a total of $776,451.

During the period from October 2011 to February 2014, the Investors had converted, at conversion prices between $.0546 and $.07 per share, portions of principal and interest outstanding under the Notes and certain other convertible promissory notes previously issued to them by us. Certain antidilution provisions applicable to such notes should have resulted in such conversions being effected at a conversion price of $.042 per share. Accordingly, pursuant to the Amendments, we issued to the investors an aggregate of 4,507,105 shares of the Company’s Common Stock, which represents the additional shares of Common Stock that would have been issued to the Investors had such conversions been effected at $.042 per share.

The Amendments also provide that if all of our currently outstanding promissory notes and warrants that contain antidilution adjustment provisions (other than the Investors’ Notes and Warrants) are amended to remove, or the holders thereof waive, such provisions, then any similar antidilution provisions in the Investors’ Notes and Warrants will automatically be deemed removed. In addition, for so long as the Investors’ Notes and Warrants are outstanding, we will not be permitted to issue any common stock or common stock equivalents (or modify, with equivalent effect, any outstanding common stock or common stock equivalents) at a lower price than the then-current conversion price of the Notes and exercise price of the Warrants (with certain issuances to be excepted from this general provision). If our other note and warrant holders agree to waive the antidilution provisions of their securities on the same basis as agreed to by the Investors, then we will no longer be required to report a derivative liability in its financial statements with the accompanying quarterly adjustments to its financial statements and will transfer the amount shown as a derivative liability to equity.

The Amendments also set the conversion price of the Notes, as well as the exercise price at which shares of our common stock can be purchased under the Warrants, at $.042 per share. By virtue of the Amendments, the expiration dates of the Warrants also were extended from dates between September 3, 2015 and September 23, 2016 to January 1, 2017.

The following table shows the conversions into principal of the September 2011 Convertible Notes by fiscal year:

Activity in September 2011 Convertible Notes
Initial principal balance	$253,760
Conversions during the fiscal year ended March 31, 2012	(15,000)
Conversions during the fiscal year ended March 31, 2013	(60,000)
Conversions during the fiscal year ended March 31, 2014	(169,000)
Increase in principal balance due to extension fee	1,171
Balance as of March 31, 2014	$10,931

LAW FIRM NOTE NUMBER 1

On March 22, 2012, we entered into a Promissory Note with our corporate law firm for the amount of $75,000, which represented the majority of the amount we owed to that firm. The Promissory Note originally had a maturity date of December 31, 2012 and bears interest at five percent per annum. The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.08 per share. This ability of the holder to convert became exercisable upon the amendment of the Articles of Incorporation increasing the authorized shares of our common stock to a number greater than 250,000,000. As that increase in the authorized number of shares of our common stock was approved by our stockholders at a Special Stockholders Meeting on June 4, 2012, this note was reclassified to a convertible note as of June 30, 2012. During the quarter ended June 30, 2013, the parties agreed to extend the Maturity Date of the Note to October 1, 2013 and subsequent to September 30, 2013, the expiration date of this note was again extended to October 1, 2014. As of March 31, 2014, there have not been any conversions of the Law Firm Note.

At March 31, 2014, the outstanding principal balance was $75,000.

LAW FIRM NOTE NUMBER 2

On June 4, 2013, we entered into a Promissory Note with our corporate law firm for the amount of $47,000, which represented approximately 50% of the amount we owed to that firm for services in 2012. The Promissory Note had a maturity date of October 1, 2014 and bears interest at five percent per annum. The note was convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.07 per share.

Effective March 31, 2014, our law firm converted this note and all related accrued interest into 302,043 shares of our common stock at a conversion price of $0.16 per share.

SECURITIES ISSUED FOR SERVICES

We have issued securities in payment of services to reduce our obligations and to avoid using our cash resources. In the fiscal year ended March 31, 2014 we issued 3,071,150 common shares for services of which 1,568,124 were restricted and were for investor relations services and corporate communications services. Included in the 3,071,150 common shares issued for services are 1,503,026 shares, registered under Form S-8 registration statements, which were issued as follows: 71,140 for financial consulting, 419,069 for scientific consulting and 1,012,817 for legal services. The average price discount of common shares issued for these services, weighted by the number of shares issued for services in this period, was approximately 16.0%.

SECURITIES ISSUED FOR DEBT

We have also issued securities for debt to reduce our obligations to avoid using our cash resources. In the fiscal year ended March 31, 2014 we issued 10,574,024 restricted common shares for repayment in full of notes, including accrued interest, in the aggregate amount of $726,776. The price discount of the common stock issued for debt was approximately 43.2%.

PROSPECTS FOR DEBT CONVERSION

We seek, where possible, to convert our debt and accounts payable to stock and/or warrants in order to reduce our cash liabilities. Our success at accomplishing this depends on several factors including market conditions, investor acceptance and other factors, including our business prospects.

GOING CONCERN

Our independent registered public accounting firm has stated in their audit report on our March 31, 2014 consolidated financial statements that our working capital deficiency and our accumulated deficit are conditions that, among others, raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions. We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting estimates relate to revenue recognition, stock purchase warrants issued with notes payable, beneficial conversion feature of convertible notes payable, impairment of intangible assets and long lived assets, stock compensation, deferred tax asset valuation allowance, and contingencies.

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

Revenue Recognition

With respect to revenue recognition, we entered into a government contract with DARPA and have recognized revenue during the fiscal years ended March 31, 2014 and 2013 of $1,466,482 and $1,230,004, respectively, under such contract. We adopted the Milestone method of revenue recognition for the DARPA contract under ASC 605-28 “Revenue Recognition – Milestone Method” and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method for the fiscal years ended March 31, 2014 and 2013.

We also recognize revenue under for a secondary smaller contract under a time and materials non-fixed price basis where we recognize revenue as the services are performed.

Stock Purchase Warrants

We grant warrants in connection with the issuance of certain notes payable and other financing transactions. When such warrants are classified as equity, we measure the relative estimated fair value of such warrants which represents a discount from the face amount of the notes payable. Such discounts are amortized to interest expense over the term of the notes. We analyze such warrants for classification as either equity or derivative liabilities, and value them based on binomial lattice models.

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

Deferred Tax Asset Valuation Allowance

Deferred tax assets are recognized for the future tax consequences attributable to the difference between the consolidated financial statements and their respective tax basis. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carryforwards. We record a valuation allowance for deferred tax assets when, based on our best estimate of taxable income (if any) in the foreseeable future, it is more likely than not that some portion of the deferred tax assets may not be realized.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of a date within 90 days prior to filing the Company's March 31, 2014 Form 10-K.

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

The Company's management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2014. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2014 due to control deficiencies that constituted material weaknesses.

Management in assessing its internal controls and procedures for fiscal 2014 identified a material weakness relating to a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design of controls over the area of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

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

The Company is in the process of developing and implementing remediation plans to address its material weaknesses.

Management has identified specific remedial actions to address the material weaknesses described above:

•	Improve the effectiveness of the accounting group by continuing to augment existing Company resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once the Company has achieved commercialization of its products and is generating more significant levels of revenue, or has raised significant additional working capital.

•	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate. We expect this to occur after the Company has achieved commercialization of its products and is generating revenue, or has raised significant additional working capital.

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

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect these controls.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of the year ended March 31, 2014, we issued the following securities that were not registered under the Securities Act and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the recipients of the securities are "accredited investors" as defined in Rule 501(a) of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

On January 29, 2014, we issued 95,222 shares of restricted common stock to a warrant holder as the result of cashless warrant exercises.

On February 21, 2014, we issued 399,781 shares of restricted common stock to a consultant valued at $62,500 for investor relations services.

On February 24, 2014, we issued 897,436 shares of restricted common stock to a note holder in exchange for the conversion of accrued interest on a convertible note payable in an aggregate amount of $49,000 at a conversion price of $0.0546 per share based upon the conversion formula in the note.

On March 14, 2014, we issued 112,945 shares of restricted common stock to a warrant holder as the result of cashless warrant exercises.

On March 26, 2014, a former director exercised 182,927 stock options by paying $2,000 in cash and applying $13,000 in accrued expenses that we owed to that former director. The exercise price on that stock option was $0.082.

On March 31, 2014, we issued 1,740,743 shares of restricted common stock to four noteholders in exchange for the conversion of principal and accrued interest on convertible notes payable in an aggregate amount of $177,316 at an average conversion price of $0.102 per share based upon the conversion formulae in the notes.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2014, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with except as follows:

Mr. James A. Joyce, our Chief Executive Officer, did not timely file one report on Form 4 pertaining to two late reported transactions. The dates of the transactions were June 26, 2012 and July 1, 2013. The relevant report was filed on September 6, 2013.

Dr. Chetan S. Shah, one of our directors, did not timely file one report on Form 3 pertaining to one late reported event and one report on Form 4 pertaining to one late reported transaction. The date of the event was June 18, 2013, and the date of the event was March 14, 2014. The relevant reports were filed on July 15, 2013 and March 27, 2014, respectively.

Mr. James B. Frakes, our Chief Financial Officer, did not timely file one report on Form 4 pertaining to one late reported transaction. The date of the transaction was July 1, 2013. The relevant report was filed on September 6, 2013.

Mr. Rodney S. Kenley, our President, did not timely file one report on Form 4 pertaining to one late reported transaction. The date of the transaction was July 1, 2013. The relevant report was filed on September 6, 2013.

Dr. Richard H. Tullis, our Chief Science Officer, did not timely file one report on Form 4 pertaining to one late reported transaction. The date of the transaction was July 1, 2013. The relevant report was filed on September 6, 2013.

Mr. Phillip A. Ward, a former director who resigned from such position on January 9, 2014, did not timely file two reports on Form 4 pertaining to two late reported transactions. The dates of the transactions were July 9, 2013 and March 14, 2014. The relevant reports were filed on July 15, 2013 and April 14, 2014, respectively.

Mr. Thomas V. Wornham, a former director who resigned from such position on January 9, 2014, did not file one report on Form 4 pertaining to one transaction. The date of the transaction was March 14, 2014.

Mr. Edward G. Broenniman, one of our directors, did not timely file one report on Form 4 pertaining to one late reported transaction. The date of the transaction was March 14, 2014. The relevant report was filed on March 19, 2014.

DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and positions of our directors and executive officers as of July 9, 2014 are listed below:

NAMES	TITLE OR POSITION	AGE
James A. Joyce (1)	Chairman, Chief Executive Officer and Secretary	52

Richard H. Tullis, PhD (2)	Vice President, Chief Science Officer and Director	69

Rodney S. Kenley (3)	President and Director	64

James B. Frakes (4)	Chief Financial Officer and Senior Vice President - Finance	57

Franklyn S. Barry, Jr.	Director	74

Edward G. Broenniman	Director	78

Chetan S. Shah, MD	Director	45

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

Resumes of Management:

James A. Joyce, Chairman, CEO and Secretary.

Mr. Joyce is the founder of Aethlon Medical, and has been the Chairman of the Board and Secretary since March 1999. On June 1, 2001, our Board of Directors appointed Mr. Joyce with the additional role of CEO. Mr. Joyce also serves as the Executive Chairman of ESI. In 1992, Mr. Joyce founded and was the sole shareholder of James Joyce & Associates, an organization that provided management consulting and corporate finance advisory services to CEOs and CFOs of publicly traded companies. Previously, from 1989 to 1991, Mr. Joyce was Chairman and Chief Executive Officer of Mission Labs, Inc. Prior to that Mr. Joyce was a principal in charge of U.S. operations for London Zurich Securities, Inc. Mr. Joyce is a graduate of the University of Maryland.

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

James B. Frakes, Chief Financial Officer and Senior Vice President – Finance

Mr. Frakes joined Aethlon Medical in January 2008 and brought 16 consecutive years of financial responsibility for publicly traded companies, as well as specific knowledge and experience in equity and debt transactions, acquisitions, public reporting and Sarbanes-Oxley section 404 internal control requirements. Mr. Frakes also serves as the Chief Financial Officer of ESI.

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

Chetan S. Shah, MD

Dr. Shah became a director of Aethlon Medical in June 2013. Dr. Shah is a board certified Otolaryngologist. He is an Advisory Board Member at The Bank of Princeton, and a founder, partner and Board member of the Surgery Center at Hamilton as well as Physician Management Systems and Princeton Eye & Ear. Dr. Shah serves on the board of two other private companies. He holds teaching positions and serves on multiple hospital committees in the area and is on the Audiology and Speech Language Pathology Committee for the State of New Jersey. He also is a member of the board of medical examiners for the state of New Jersey. Dr. Shah received his Bachelor’s degree and Medical Degree from Rutgers University and Robert Wood Johnson Medical School.

Our Board of Directors has the responsibility for establishing broad corporate policies and for overseeing our overall performance. Members of the Board are kept informed of our business activities through discussions with the CEO, President and other officers, by reviewing analyses and reports sent to them, and by participating in Board and committee meetings. Our bylaws provide that each of the directors serves for a term that extends to the next Annual Meeting of Shareholders of the Company. Our Board of Directors presently has an Audit Committee and a Compensation Committee on each of which Messrs. Barry, Broenniman and Shah serve. Mr. Barry is Chairman of the Audit Committee, and Dr. Shah is Chairman of the Compensation Committee.

In July 2012, our Board of Directors approved a new Board Compensation Program (the “New Program” or the “2012 Program”), which modifies and supersedes the 2005 Directors Compensation Program (the “2005 Program”) that was previously in effect. Under the New Program, in which only non-employee Directors may participate, an eligible Director will receive a grant of $35,000 worth of ten year options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year. In addition, under the New Program eligible Directors will receive cash compensation equal to $500 for each committee meeting attended and $1,000 for each formal Board meeting attended.

In the fiscal year ended March 31, 2013, our Board of Directors granted under the New Program, to our four outside directors, ten year options to acquire an aggregate of 1,667,105 shares of our common stock, all with an exercise price of $0.076 per share.

In the fiscal year ended March 31, 2014, our Board of Directors granted under the New Program, to our five outside directors, ten year options to acquire an aggregate of 1,595,536 shares of our common stock, all with an exercise price of $0.082 per share.

At March 31, 2014 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors, 514,550 outside directors’ options had been forfeited, 250,000 outside directors’ options had been exercised and 3,671,550 options remained outstanding.

On June 6, 2014, our Board of Directors approved certain changes to the New Program. Under the modified New Program, a new eligible Director will receive an initial grant of $50,000 worth of options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year. These options will have a term of ten years and will vest 1/3 upon grant and 1/3 upon each of the first two anniversaries of the date of grant. In addition, at the beginning of each fiscal year, each existing Director eligible to participate in the modified New Program also will receive a grant of $35,000 worth of options valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year. Such options will vest on the first anniversary of the date of grant. In lieu of per meeting fees, under the modified New Program eligible Directors will receive an annual Board retainer fee of $30,000. The modified New Program also provides for the following annual retainer fees: Audit Committee Chair - $5,000, Compensation Committee chair - $5,000, Audit Committee member - $4,000, Compensation Committee member - $4,000 and Lead independent director - $15,000.

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

SCIENCE ADVISORY BOARD

Each person listed below is a current member of our Science Advisory Board (SAB). During the fiscal years ended March 31, 2014 and 2013, we divided our Science Advisory Board into three groups: the Extracorporeal Therapy Advisory Board, the Sepsis and Inflammation Advisory Board and the Cancer Advisory Board.  The role of the Science Advisory Board is to provide scientific guidance related to the development of our Aethlon ADAPT(TM) technology. Unlike the members of our Board of Directors, the Science Advisory Board members are not involved in the management or operations of our company. Members of the Science Advisory Board are paid stipends for attending SAB meetings.

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

SEPSIS & INFLAMMATION ADVISORY BOARD

Irshad H. Chaudry, Ph.D.

Dr. Chaudry is the Editor-in-Chief of the journal SHOCK®, a leading research publication that reviews novel therapeutic advances to address shock, trauma, sepsis, inflammation, ischemia, and related pathobiological states, with particular emphasis on the biologic mechanisms that determine the response to such injury.  Dr. Chaudry received a B.S. as well as a M.S. with honors from Sind University, and a Ph.D. from Monash University, Australia. After his postdoctoral training at Toronto University, Canada, he was appointed Instructor and subsequently an Assistant Professor at the Jewish Hospital and Washington University School of Medicine. He then moved to Yale University as an Associate Professor and subsequently became a Professor. He moved to Michigan State University in 1986 as Professor and Director of Research and in 1996 became the Director of the Center for Surgical Research at Brown University. In 2000, he became the Director of the Center for Surgical Research at the University of Alabama at Birmingham, and the Vice Chairman of the Department of Surgery. He has over 500 publications to his credit and is a recipient of the NIH MERIT award.

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

Geert Schmid-Schцnbein, Ph.D.

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

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our Board of Directors formed an Audit Committee in May of 1999 (the "Audit Committee"). Mr. Franklyn S. Barry, Jr. (the Chairman of the Audit Committee), Mr. Edward Broenniman and Dr. Chetan S. Shah serve as members of the Committee. The Board of Directors has determined that each of Mr. Broenniman and Mr. Barry is an "audit committee financial expert" as that term is defined by Item 407 of Regulation S-K.

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

COMPENSATION COMMITTEE

Our Board of Directors formed a Compensation Committee in May of 1999 (the "Compensation Committee"). Dr. Chetan S. Shah (the Chairman of the Compensation Committee), Mr. Franklyn S. Barry, Jr. and Mr. Edward Broenniman serve as members of the Committee. The Compensation Committee's basic responsibility is to assure that the Chief Executive Officer, other officers, and key management are compensated effectively in a manner consistent with our compensation strategy and competitive practice. In addition, the Compensation Committee is responsible for establishing general compensation guidelines for non-management employees.

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board regarding the annual salaries and other compensation of our executive officers, our general employee compensation and other policies and providing assistance and recommendations with respect to our compensation policies and practices. The Compensation Committee is authorized to carry out these activities and other actions reasonably related to the Compensation Committee's purposes or assigned by the Board from time to time. The Committee's specific responsibilities are delineated in its charter.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal years ended March 31, 2014 and March 31, 2013. The following table summarizes all compensation for fiscal years 2014 and 2013 received by our Chief Executive Officer, and the Company's two most highly compensated executive officers who earned more than $100,000 in fiscal year 2014.

SUMMARY COMPENSATION TABLE FOR 2014 AND 2013 FISCAL YEARS

NAMED EXECUTIVE OFFICER AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)(5)	OPTION AWARDS ($)(5)	NON- EQUITY INCENTIVE PLAN COMPEN- SATION ($)	NON- QUALIFIED DEFERRED COMPEN- SATION EARNINGS ($)	ALL OTHER COMP. ($)	TOTAL ($)

James A. Joyce (1)	2014	$330,000	$70,000	$–	$180,000	$–	$–	$–	$580,000
CHIEF EXECUTIVE OFFICER	2013	$325,000	$12,500	$–	$–	$–	$–	$–	$337,500

Richard H. Tullis, PhD (2)	2014	$195,000	$--	$–	$45,000	$–	$–	$–	$240,000
VICE PRESIDENT AND CHIEF SCIENCE OFFICER	2013	$195,000	$10,000	$–	$–	$–	$–	$–	$205,000

James B. Frakes (3)	2014	$180,000	$3,000	$–	$45,000	$–	$–	$–	$228,000
CHIEF FINANCIAL OFFICER AND SVP-FINANCE	2013	$180,000	$7,500	$–	$–	$–	$–	$–	$187,500

Rodney S. Kenley (4)	2014	$240,000	$--	$–	$45,000	$–	$–	$–	$285,000
PRESIDENT	2013	$240,000	$10,000	$–	$–	$–	$–	$–	$250,000

(1) The aggregate number of stock awards and stock option awards issued to Mr. Joyce and outstanding as of March 31, 2014 is 3,400,000 (see share restricted stock grant below) and 14,088,243, respectively. Mr. Joyce received a $5,000 salary increase from $325,000 to $330,000 effective July 1, 2013. In June, 2014, Mr. Joyce received a $20,000 salary increase from $330,000 to $350,000.

Mr. Joyce was granted 4,000,000 shares of restricted common stock, at a price per share of $0.24, which vested in equal installments over a thirty-six month period that commenced on June 30, 2010. Mr. Joyce has accepted all 4,000,000 shares of the grant and all such shares have vested. However, 600,000 shares previously accepted by Mr. Joyce were pledged as collateral for a loan and have been retained and/or sold by the lender and are no longer owned by Mr. Joyce.

(2) The aggregate number of stock awards and stock option awards issued to Dr. Tullis and outstanding as of March 31, 2014 is zero and 3,117,175, respectively.

(3) Mr. Frakes was appointed as Chief Financial Officer on September 27, 2010 after previously serving as Senior Vice President-Finance on a part-time basis.  The aggregate number of stock awards and stock option awards outstanding as of March 31, 2014 is zero and 1,000,000, respectively. In June 2014, Mr. Frakes received a $30,000 salary increase from $180,000 to $210,000.

(4) Mr. Kenley was appointed President on October 27, 2011.  The aggregate number of stock awards and stock option awards issued to Mr. Kenley and outstanding as of March 31, 2014 is zero and 1,500,000, respectively. In June, 2014, Mr. Kenley received a $20,000 salary increase from $240,000 to $260,000.

(5) See note 6 to our financial statements regarding the assumptions made in valuing the stock/option awards in the above table.

EMPLOYMENT AGREEMENTS

We entered into an employment agreement with Mr. Joyce effective April 1, 1999. Effective June 1, 2001, Mr. Joyce was appointed President and Chief Executive Officer and his base annual salary was increased from $120,000 to $180,000. Effective January 1, 2005, Mr. Joyce's salary was increased from $180,000 to $205,000 per year. Under the terms of the agreement, his employment continues at a salary of $205,000 per year for successive one-year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement. Effective April 1, 2006. Mr. Joyce's salary was increased from $205,000 to $240,000. His salary was subsequently increased to $265,000 per year and effective May 1, 2008, his salary was increased from $265,000 to $290,000 per year. Effective April 1, 2010, his salary was increased from $290,000 to $325,000 per year. Effective July 2013, his salary was increased from $325,000 to $330,000 per year. In June 2014, his salary was increased from $330,000 to $350,000 per year.

During the fiscal year ended March 31, 2014, Mr. Joyce earned a bonus of $50,000 from Aethlon that was paid to him in April 2014 and bonuses of $20,000 from ESI. All of those bonuses were based upon targets established by our compensation committee.

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

On September 27, 2010, Mr. Frakes was appointed our Chief Financial Officer. We have not entered into a written employment agreement with Mr. Frakes. As Chief Financial Officer, Mr. Frakes receives an annual salary of $180,000 and medical insurance benefits. In June 2014, his salary was increased from $180,000 to $210,000 per year. During the fiscal year ended March 31, 2014, Mr. Frakes earned a bonus of $3,000 from ESI based upon targets established by our compensation committee.

Mr. Kenley was appointed our President on October 27, 2010. Pursuant to a written offer of employment executed by us and Mr. Kenley, he receives an annual salary of $240,000 and medical insurance benefits. In June 2014, his salary was increased from $240,000 to $260,000 per year.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

The following table sets forth certain information concerning stock option awards granted to our named executive officers.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR END

	OPTIONS AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)	EQUITY INCENTIVE PLAN AWARDS NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	DATE OF OPTION EXPIRATION
James A. Joyce	1,115,550(1)	–	–	$0.38	02/23/15
	557,775(1)	–	–	$0.38	02/23/15
	557,775(1)	–	–	$0.38	02/23/15
	2,857,143(1)	–	–	$0.21	12/18/15
	2,500,000(2)	–	–	$0.36	09/21/17
	2,000,000(3)	–	–	$0.25	02/21/19
	2,500,000(4)	--	–	$0.25	09/27/20
	–(5)	2,000,000	–	$0.10	07/01/23

Richard H. Tullis	433,588(6)	–	–	$0.38	02/23/15
	433,587(6)	–	–	$0.38	02/23/15
	750,000(7)	–	–	$0.41	06/14/18
	1,000,000(8)	–	–	$0.25	09/27/20
	–(5)	500,000	–	$0.10	07/01/23

James B. Frakes	500,000(9)	–	–	$0.25	09/27/20
	–(5)	500,000	–	$0.10	07/01/23

Rodney S. Kenley	854,157(10)	145,843	–	$0.25	10/27/20
	–(5)	500,000	–	$0.10	7/01/23

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

(5) This option vests ratably on July 1, 2014, July 1, 2015 and July 1, 2016.

(6) This option was fully vested as of March 31, 2010. Subsequent to March 31, 2010, the expiration date of this option was extended to February 23, 2015 (see Item 13 to the Financial Statements).

(7) This option was fully vested as of December 15, 2011.

(8) The option was fully vested as of September 27, 2011.

(9) The option was fully vested as of September 27, 2011.

(10) The option vested 250,000 on October 27, 2011 and the remaining 750,000 vests over the 36 months following that date.

DIRECTOR COMPENSATION FOR 2014 FISCAL YEAR

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended March 31, 2014.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James A. Joyce (1)	$–	–	$–	–	–	–	$–
Richard H. Tullis (2)	$–	–	$–	–	–	–	$–
Rodney S. Kenley (3)	$–	–	$–	–	–	–	$–
Edward G. Broenniman (4)	$15,000	–	$93,902	–	–	–	$108,902
Franklyn S. Barry, Jr. (5)	$15,500	–	$93,902	–	–	–	$109,402
Chetan S. Shah, MD (6)	$14,000	–	$82,725	–	–	–	$96,725
Phillip A. Ward (7)	$11,000	–	$40,244	–	–	–	$51,244
Thomas V. Wornham (8)	$10,000	–	$40,244	–	–	–	$50,244

(1) All compensation received by Mr. Joyce in fiscal year 2014 is disclosed in the Summary Compensation Table above. Mr. Joyce received no compensation as a director in fiscal year 2014.

(2) All compensation received by Dr. Tullis in fiscal year 2014 is disclosed in the Summary Compensation Table above. Dr. Tullis received no compensation as a director in fiscal year 2014.

(3) All compensation received by Mr. Kenley in fiscal year 2014 is disclosed in the Summary Compensation Table above. Mr. Kenley received no compensation as a director in fiscal year 2014.

(4) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2014 are 0 and 2,296,080. Mr. Broenniman received a stock option grant of 426,829 shares on March 14, 2014 for his service as an outside director and also received a stock option grant of 460,526 shares on July 24, 2012 for his service as an outside director. The 2014 option vested all 426,829 shares at grant and the 2012 option vested 198,026 at grant, with 262,500 vesting in the June 2013 quarter.

(5) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2014 are 0 and 2,151,905. Mr. Barry received a stock option grant of 426,829 shares on March 14, 2014 for his service as an outside director and also received a stock option grant of 460,526 shares on July 24, 2012 for his service as an outside director. The 2014 option vested all 426,829 shares at grant and the 2012 option vested 198,026 at grant, with 262,500 vesting in the June 2013 quarter.

(6) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2014 are 0 and 376,024. Dr. Shah received a stock option grant of 376,024 shares on July 24, 2012 for his service as an outside director. The 2014 option vested all 376,024 shares at grant.

(7) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2014 are 0 and 555,953. Mr. Ward received a stock option grant of 182,927 shares on March 14, 2014 for his service as an outside director and also received a stock option grant of 373,026 shares on July 24, 2012 for his service as an outside director. The 2014 option vested all 182,927 shares at grant and the 2012 option vested 198,026 at grant, with 175,000 vesting in the June 2013 quarter. Mr. Ward resigned from his position as a director of the Company on January 9, 2014.

(8) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2014 are 0 and 373,026. Mr. Wornham received a stock option grant of 182,927 shares on March 14, 2014 for his service as an outside director and also received a stock option grant of 373,026 shares on July 24, 2012 for his service as an outside director. The 2014 option vested all 182,927 shares at grant and the 2012 option vested 198,026 at grant, with 175,000 vesting in the June 2013 quarter. Mr. Wornham exercised the 2014 stock option in full prior to March 31, 2014.  Mr. Wornham resigned from his position as a director of the Company on January 9, 2014.

Directors Compensation Program

In July 2012, our Board of Directors approved a new Board Compensation Program (the “New Program” or the “2012 Program”), which modifies and supersedes the 2005 Directors Compensation Program (the “2005 Program”) that was previously in effect. Under the New Program, in which only non-employee Directors may participate, an eligible Director will receive a grant of $35,000 worth of ten year options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year. In addition, under the New Program eligible Directors will receive cash compensation equal to $500 for each committee meeting attended and $1,000 for each formal Board meeting attended.

In the fiscal year ended March 31, 2013, our Board of Directors granted under the New Program, to our four outside directors, ten year options to acquire an aggregate of 1,667,105 shares of our common stock, all with an exercise price of $0.076 per share.

In the fiscal year ended March 31, 2014, our Board of Directors granted under the New Program, to our five outside directors, ten year options to acquire an aggregate of 1,595,536 shares of our common stock, all with an exercise price of $0.082 per share.

At March 31, 2014 under the 2005 Directors Compensation Program we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors, 514,550 outside directors’ options had been forfeited, 250,000 outside directors’ options had been exercised and 3,671,550 options remained outstanding.

On June 6, 2014, our Board of Directors approved certain changes to the New Program. Under the modified New Program, a new eligible Director will receive an initial grant of $50,000 worth of options to acquire shares of Common Stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year. These options will have a term of ten years and will vest 1/3 upon grant and 1/3 upon each of the first two anniversaries of the date of grant. In addition, at the beginning of each fiscal year, each existing Director eligible to participate in the modified New Program also will receive a grant of $35,000 worth of options valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year. Such options will vest on the first anniversary of the date of grant. In lieu of per meeting fees, under the modified New Program eligible Directors will receive an annual Board retainer fee of $30,000. The modified New Program also provides for the following annual retainer fees: Audit Committee Chair - $5,000, Compensation Committee chair - $5,000, Audit Committee member - $4,000, Compensation Committee member - $4,000 and Lead independent director - $15,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of July 9, 2014, with respect to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of each class of our capital stock, (ii) each of our directors and director nominees (if any), (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. The term "executive officer" is defined as the President/Chief Executive Officer, Secretary, Chief Financial Officer/Treasurer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for the Company. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, excepted where otherwise noted:

TITLE OF CLASS	NAME AND ADDRESS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)	PERCENT OF BENEFICIAL OWNERSHIP
Common Stock	James A. Joyce, Chief Executive Officer and Director 8910 University Center Lane, Suite 660 San Diego, CA 92122	16,888,243 shares (3)	6.3%
Common Stock	Richard H. Tullis, PhD, Chief Scientific Officer and Director 8910 University Center Lane, Suite 660 San Diego, CA 92122	3,277,592 shares (4)	1.3%
Common Stock	Rodney S. Kenley, President and Director 8910 University Center Lane, Suite 660 San Diego, CA 92122	1,186,863 shares (5)	*
Common Stock	James B. Frakes, Chief Financial Officer 8910 University Center Lane, Suite 660 San Diego, CA 92122	718,333 shares (6)	*
Common Stock	Franklyn S. Barry, Jr., Director 8910 University Center Lane, Suite 660 San Diego, CA 92122	2,257,998 shares (7)	*
Common Stock	Edward G. Broenniman, Director 8910 University Center Lane, Suite 660 San Diego, CA 92122	2,578,254 shares (8)	1.0%
Common Stock	Chetan Shah, MD, Director 8910 University Center Lane, Suite 660 San Diego, CA 92122	16,785,115 shares (9)	6.4%
Common Stock	Ellen R Weiner Family Revocable Trust (12) 10645 N. Tatum Blvd., Suite 200-166 Phoenix, AZ 85028	42,133,513 shares (10)	15.0%
Common Stock	Estate of Allen S. Bird 9960 West Cheyenne Avenue, Suite 110 Las Vegas, NV 89129	14,462,762 shares (10)	5.5%
Common Stock	Alpha Capital Anstalt (12) c/o LH Financial Services Corp. 150 Central Park South, 2nd Floor New York, NY 10019	13,160,419 shares (11)	4.99%
Common Stock	All Current Directors and Executive Officers as a Group (7 members)	43,692,398 shares	15.4%

*  Less than 1%

(1) Based on 253,395,651 shares of Common Stock outstanding on the transfer records of the Company as of July 9, 2014.

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

(3) Includes 2,231,100 stock options exercisable at $0.38 per-share, 2,857,143 stock options exercisable at $0.21 per share, 2,500,000 stock options exercisable at $0.36 per share, 4,500,000 stock options exercisable at $0.25 per share, 500,000 stock options exercisable at $0.10 per share and 500,000 stock options exercisable at $0.19 per share.

(4) Includes 867,175 stock options exercisable at $0.38 per share, 750,000 stock options exercisable at $0.41 per share, 1,000,000stock options exercisable at $0.25 per share 125,000 stock options exercisable at $0.10 per share and 16,667 stock options exercisable at $0.19 per share.

(5) Includes 958,530 stock options exercisable at $0.25 per share, 125,000 stock options exercisable at $0.10 per share and 83,333 stock options exercisable at $0.19 per share.

(6) Includes 500,000 stock options exercisable at $0.25 per share, 125,000 stock options exercisable at $0.10 per share and 83,333 stock options exercisable at $0.19 per share.

(7) Includes 264,550 stock options exercisable at $0.38 per share, 500,000 stock options exercisable at $0.41 per share, 500,000 stock options exercisable at $0.25 per share. 460,526 stock options exercisable at $0.076 per share and 426,829 stock options exercisable at $0.082 per share.

(8) Includes 308,725 stock options exercisable at $0.38 per share, 500,000 stock options exercisable at $0.41 per share, 600,000 stock options exercisable at $0.25 per share, 460,526 stock options exercisable at $0.076 per share and 426,829 stock options exercisable at $0.082 per share.

(9) Includes warrants to purchase 5,386,364 shares of common stock at exercise prices ranging from $0.093 per share to $0.132 per share and 376,024 stock options exercisable at $0.082 per share.

(10) Includes warrants held by the Ellen R. Weiner Family Revocable Trust (the "Trust") and all shares issuable upon conversion of a convertible note and exercise of warrants held by the Estate of Allan S. Bird (the "Estate"). The Trust has 15,976,643 warrants to purchase common shares at prices ranging from $0.042 to $0.108 per share. The Estate owns a convertible promissory note in the principal amount of $225,000 convertible into 5,357,143 shares at $0.042 per share and 5,154,916 warrants to purchase common shares at prices ranging from $0.042 to $0.108 per share. Mr. Bird was Ms. Weiner's father-in-law. The Ellen R. Weiner Family Trust disclaims any beneficial ownership of the Estate's note, associated warrants and underlying common stock. The Estate of Mr. Bird disclaims any beneficial ownership of the Trust's warrants and underlying common stock.

(11) Includes certain shares issuable upon the conversion of convertible notes and exercise of warrants held by Alpha Capital Anstalt (“Alpha”). Alpha owns a convertible note in the principal amount of $235,200 convertible into 5,600,000 shares of common stock at $0.042 per share and a convertible note in the principal amount of $308,000 convertible into 7,333,333 shares of common stock at $0.042 per share; and warrants to purchase 13,176,071 shares of common stock at an exercise price of $0.042 per share. Alpha’s beneficial ownership is limited contractually to the extent that exercise of such notes and warrants would cause the aggregate number of shares of common stock beneficially owned by Alpha to exceed 4.99% of our outstanding shares. Accordingly, beneficial ownership for Alpha does not reflect 18,589,419 shares underlying such notes and warrants that would cause the number of shares beneficially owned by Alpha to be 10.4% of our outstanding shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes all transactions since April 1, 2012, and all proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

On March 14, 2014, our Board of Directors granted, to our three outside directors, ten year options to acquire an aggregate of 1,595,536 shares of our common stock, all with an exercise price of $0.082 per share.

On July 24, 2012, our Board of Directors granted, to our four outside directors, ten year options to acquire an aggregate of 1,667,105 shares of our common stock, all with an exercise price of $0.076 per share.

On June 26, 2012, prior to joining our Board of Directors, Mr. Wornham, now a former director of the Company, purchased $10,000 of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of Common Stock at a price per share of $0.072 and (ii) a warrant to purchase such number of shares of Common Stock as shall equal (a) fifty percent of the Subscription Amount divided by (b) $0.072 (the "Warrant Shares") at an exercise price of $0.107 per Warrant Share.

Between March 2012 and June 2013, Dr. Shah participated in several private equity placements under which he invested an aggregate amount of $625,556 into Aethlon Medical and in return received 8.5 million restricted shares of our Common Stock and seven year warrants to purchase 4,250,000 shares of our Common Stock.

In June 2013, we borrowed $80,000 at a 10% interest rate from Mr. Ward, a former director of the Company. We repaid that loan and paid accrued interest of $133 to Mr. Ward in June 2013.

In July 2013, we borrowed $400,000 from Mr. Ward and Dr. Shah under 90 day notes bearing 10% interest (the “Notes”). If we did not pay back those loans by October 9, 2013, then the notes will bear interest at a penalty rate of 12% and the noteholders would have the right at their discretion (i) to convert their principal and accrued interest into shares of common stock at $0.088 per share (the “Conversion Price”) and (ii) receive warrants to purchase common stock equal to 50% of the principal converted under the Notes, with an exercise price of $0.132 per share. We subsequently repaid Mr. Ward’s note in cash. That repayment extinguished all potential common stock and warrant issuance provisions of Mr. Ward’s note. Following the repayment of Mr. Ward’s note, we have reserved 3,465,909 shares of common stock to support the conversion in full of the remaining Note in favor of Dr. Shah and accrued interest as well as the exercise in full of the warrants (should such conversion and/or issuance occur). These securities are not reflected in the Beneficial Ownership Table (Item 12 above) since Dr. Shah does not have the right under the terms of the Notes to acquire common stock or common stock warrants within sixty days of the date of issuance of the Note.

Prior to being named to our Board of Directors, in June 2013, along with two other accredited investors, Dr. Shah invested through a unit subscription agreement under which he purchased $54,000 of units (the "Units" and each a "Unit"), with each Unit consisting of (i) one share of common stock at a price per share of $0.081 and (ii) a warrant to purchase such number of shares of common stock as shall equal (a) fifty percent of the subscription amount divided by (b) $0.081 (the "Warrant Shares") at an exercise price of $0.121 per Warrant Share. This resulted in the issuance to Dr. Shah of 666,667 shares of common stock and warrants to acquire up to 333,333 Warrant Shares.

Director Independence

Each of Mr. Barry, Mr. Broenniman and Dr. Shah is an independent director as that term is defined by NYSE Rule 303A.02(a). The Company currently has a compensation and audit committee. Of the members of the Company's Board of Directors, each of Mr. Barry, Mr. Broenniman and Dr. Shah meets the NYSE's independence standards for members of such committees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services billed by Squar, Milner, Peterson, Miranda & Williamson, LLP ("Squar Milner") for the fiscal years ended March 31, 2014 and 2013:

	Fiscal Year	Fiscal Year
	2014	2013

Audit Fees (1)	$97,000	$104,032
Audit Related Fees (2)	–	5,774
Tax Fees (3)	4,500	3,850
All Other Fees (4)	–	–
	$101,500	$113,656

(1) Audit Fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for fiscal 2014 and 2013 and for reviews of the financial statements included in each of our quarterly reports on Form 10-Q during fiscal 2014 and 2013.

(2) Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in Audit Related Fees for fiscal 2014 and 2013 are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.

(3) Tax Fees include the aggregate fees billed during fiscal year 2014 and 2013 for professional services for preparation of income tax returns.

(4) All Other Fees consist of fees paid for products and services other than the services reported above.  No such fees were billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for fiscal 2014 or 2013.

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

1. Consolidated Financial Statements for the years ended March 31, 2014 and 2013:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Exhibits

2.1	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Aethlon, Inc. dated March 10, 1999 (1)

2.2	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. and Hemex, Inc. dated March 10, 1999 (1)

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (2)

3.2	Bylaws of Aethlon Medical, Inc., as amended (3)

4.1	Amended and Restated 2003 Consultant Stock Plan (4)

4.2	Amended 2010 Stock Incentive Plan (5)

4.3	Non-Statutory Stock Option Agreement between Aethlon Medical, Inc. and Bruce H. Haglund (50)

4.4	Non-Statutory Stock Option Agreement between Aethlon Medical, Inc. and Bruce H. Haglund (50)

4.5	Non-Statutory Stock Option Agreement between Aethlon Medical, Inc. and Alton G. Burkhalter (50)

10.1	Employment Agreement between Aethlon Medical, Inc. and James A. Joyce dated April 1, 1999 (6)++

10.2	Patent License Agreement by and amongst Aethlon Medical, Inc., Hemex, Inc., Dr. Julian L. Ambrus and Dr. David O. Scamurra (7)

10.3	Employment Agreement by and between Aethlon Medical, Inc. and Dr. Richard H. Tullis (7)++

10.4	Cooperative Agreement by and between Aethlon Medical, Inc. and George Mason University (8)

10.5	Stock Option Agreement by and between Aethlon Medical, Inc. and James A Joyce (9)++

10.6	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis (9)++

10.7	Stock Option Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry, Jr. (9)++

10.8	Stock Option Agreement by and between Aethlon Medical, Inc. and Ed Broenniman (9)++

10.9	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce(10)++

10.10	Option Agreement by and between Aethlon Medical, Inc. and Trustees of Boston University (11)

10.11	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce (12)++

10.12	Option Suspension Agreement dated June 29, 2009 (13)++

10.13	Form of Class C Common Stock Purchase Warrant (14)

10.14	Form of 10% Convertible Note (14)

10.15	Stock Option Agreement of James A. Joyce (15)++

10.16	Stock Option Agreement of Franklyn S. Barry (15)++

10.17	Stock Option Agreement of Edward G. Broenniman (15)++

10.18	Stock Option Agreement of Richard H. Tullis (15)++

10.19	Form of Liquidated Damages Note dated December 30, 2008 (16)

10.20	Form of Common Stock Purchase Warrant (17)

10.21	Form of Unit Subscription Agreement (17)

10.22	Form of Common Stock Purchase Warrant dated July 10, 2009 (18)

10.23	Form of Common Stock Purchase Warrant dated August 24, 2009 (19)

10.24	Office Lease by and between Glenborough Aventine, LLC and Aethlon Medical, Inc. dated September 16, 2009 (20)

10.25	Standard Industrial Net Lease by and between Sorrento Business Complex and Aethlon Medical, Inc. dated September 28, 2009 (20)

10.26	Form of 10% Convertible Note (21)

10.27	Form of Class C Common Stock Purchase Warrant (21)

10.28	First Amendment to Lease by and between Glenborough Aventine, LLC and Aethlon Medical, Inc. dated February 1, 2010 (21)

10.29	Securities Purchase Agreement by and between Aethlon Medical, Inc. and Gemini Master Fund, Ltd. dated February 12, 2010 (21)

10.30	Convertible Promissory Note issued by Aethlon Medical, Inc. to Gemini Master Fund, Ltd. dated February 12, 2010 (21)

10.31	Warrant to Purchase Common Stock issued by Aethlon Medical, Inc. to Gemini Master Fund, Ltd. dated February 12, 2010 (21)

10.32	Secured Promissory Note issued to Aethlon Medical, Inc. by Gemini Master Fund, Ltd. dated February 12, 2010 (21)

10.33	Form of Amended and Restated 12% Convertible Note (22)

10.34	Form of Amended and Restated Warrant (22)

10.35	Form of Amended and Restated Warrant (QB) (22)

10.36	Form of Amended and Restated Registration Rights Agreement (22)

10.37	Note and Warrant Purchase Agreement by and between Aethlon Medical, Inc. and Tonaquint, Inc. dated July 15, 2010 (23)

10.38	Secured Convertible Promissory Note issued by Aethlon Medical, Inc. to Tonaquint, Inc. dated July 15, 2010 (23)

10.39	Warrant to Purchase Shares of Common Stock issued by Aethlon Medical, Inc. to Tonaquint, Inc. dated July 15, 2010 (23)

10.40	Buyer Trust Deed Note #1 issued to Aethlon Medical, Inc. by Tonaquint, Inc. dated July 15, 2010 (23)

10.41	Form of Buyer Trust Deed Note #2 dated July 15, 2010 (23)

10.42	Trust Deed issued by Tonaquint, Inc. for the benefit of Aethlon Medical, Inc. dated July 15, 2010 (23)

10.43	Escrow Agreement by and among Tonaquint, Inc., Aethlon Medical, Inc. and Griffiths & Turner/GT Title Services, Inc. dated July 15, 2010 (23)

10.44	Deed of Reconveyance executed by Tonaquint, Inc. in favor of Aethlon Medical, Inc. dated July 15, 2010 (23)

10.45	Form of Request for Full Reconveyance (23)

10.46	Irrevocable Instructions to Transfer Agent dated July 15, 2010 (23)

10.47	Form of Subscription Agreement dated September 2010 (24)

10.48	Form of Class [A/B] Common Stock Purchase Warrant dated September 2010 (24)

10.49	Form of Convertible Promissory Note dated September 2010 (24)

10.50	Offer of Employment by and between Aethlon Medical, Inc. and Rodney S. Kenley dated October 27, 2010 (25)++

10.51	Stock Option Agreement of Rodney S. Kenley dated October 27, 2010 (25)++

10.52	Settlement Agreement by and between Aethlon Medical, Inc. and Gemini Master Fund, Ltd. dated November 22, 2010 (26)

10.53	Warrant to Purchase Shares of Common Stock issued by Aethlon Medical, Inc. to Gemini Master Fund, Ltd. dated November 22, 2010 (26)

10.54	Extension Agreement by and between Aethlon Medical, Inc. and Gemini Master Fund, Ltd. dated March 21, 2011 (27)

10.55	Amended and Restated Convertible Promissory Note issued by Aethlon Medical, Inc. to Gemini Master Fund, Ltd. dated February 15, 2011 (27)

10.56	Form of Subscription Agreement dated April 1, 2011 (28)

10.57	Form of Convertible Promissory Note dated April 1, 2011 (28)

10.58	Form of Class A Common Stock Purchase Warrant dated April 1, 2011 (28)

10.59	Form of Class B Common Stock Purchase Warrant dated April 1, 2011 (28)

10.60	Termination Agreement dated June 28, 2011 (30)

10.61	Unsecured Promissory Note dated June 28, 2011 (30)

10.62	Settlement Agreement dated August 15, 2011 (31)

10.63	Subscription Agreement dated September 23, 2011 (32)

10.64	Form of Convertible Promissory Note dated September 23, 2011 (32)

10.65	Form of Class A Common Stock Purchase Warrant dated September 28, 2011 (32)

10.66	Subscription Agreement dated November 10, 2011 (33)

10.67	Form of 5% OID Unsecured Convertible Debenture dated November 10, 2011 (33)

10.68	Form of Common Stock Purchase Warrant dated November 10, 2011 (33)

10.69	Supplement No. 1 to the Securities Purchase Agreement dated November 2011 (34)

10.70	Unit Subscription Agreement dated March 29, 2012 (35)

10.71	Form of Common Stock Purchase Warrant dated March 29, 2012 (35)

10.72	Unit Subscription Agreement dated June 19, 2012 (36)

10.73	Form of Common Stock Purchase Warrant dated June 19, 2012 (36)

10.74	Unit Subscription Agreement dated August 29, 2012 (37)

10.75	Form of Common Stock Purchase Warrant dated August 29, 2012 (37)

10.76	Unit Subscription Agreement dated October, November and December 2012 (38)

10.77	Form of Common Stock Purchase Warrant dated October, November and December 2012 (38)

10.78	Form of Convertible Promissory Note dated July 9, 2013 (3)

10.79	Unit Subscription Agreement dated June 14, 2013 (39)

10.80	Form of Common Stock Purchase Warrant dated June 14, 2013 (39)

10.81	Form of Unit Purchase Agreement dated October 30, 2013 (40)

10.82	Form of Subscription Agreement October 30, 2013 (40)

10.83	Form of Common Stock Purchase Warrant October 30, 2013 (40)

10.84	Form of Exosome Sciences 10% Promissory Note dated October 2013 (40)

10.85	Form of Unit Purchase Agreement dated November 12, 2013 (41)

10.86	Form of Subscription Agreement November 12, 2013 (41)

10.87	Form of Common Stock Purchase Warrant November 12, 2013 (41)

10.88	Form of Exosome Sciences Stock Purchase Agreement dated November 21, 2013 (42)

10.89	Form of Unit Purchase Agreement dated December 10, 2013 (43)

10.90	Form of Subscription Agreement December 10, 2013 (43)

10.91	Form of Common Stock Purchase Warrant December 10, 2013 (43)

10.92	Form of Exosome Sciences Stock Purchase Agreement dated December 13, 2013 (44)

10.93	Form of Unit Purchase Agreement dated December 30, 2013 (45)

10.94	Form of Subscription Agreement December 30, 2013 (45)

10.95	Form of Common Stock Purchase Warrant December 30, 2013 (45)

10.96	Settlement Agreement and General Release with Gemini Master Fund, Ltd. dated February 24, 2014 (46)

10.97	Escrow Agreement dated February 24, 2014 (46)

10.98	Form of Stipulation of Dismissal (46)

10.99	Form of Amendment to Notes and Warrants dated March 31, 2014 (47)

10.100	Form of Restructuring Agreement dated June 24, 2014 (48)

10.101	Form of Restructuring Agreement dated June 24, 2014 (48)

10.102	Form of Common Stock Purchase Warrant dated June 24, 2014 (48)

10.103	Form of Restructuring Agreement dated July 8, 2014 (49)

10.104	Form of Common Stock Purchase Warrant dated July 8, 2014 (49)

14	Code of Ethics (29)

21	List of subsidiaries (22)

23.1	Consent of Independent Registered Public Accounting Firm (Squar, Milner, Peterson, Miranda & Williamson, LLP) *

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith

++ Indicates a management contract or compensatory plan or arrangement

(1)   Filed with the Company's Current Report on Form 8-K dated March 26, 1999 and incorporated by reference.

(2)   Filed with the Company's Annual Report on Form 10-K filed on June 29, 2012 for the year ended March 31, 2012 and incorporated by reference.

(3)   Filed with the Company's Annual Report on Form 10-K filed on July 15, 2013 for the year ended March 31, 2013 and incorporated by reference.

(4)   Filed with the Company Registration Statement on Form S-8 (File No. 333-164939) filed on February 17, 2010 and incorporated by reference.

(5)   Filed with the Company’s Registration Statement on Form S-8 (File No. 333-182902) filed on July 27, 2012 and incorporated by reference.

(6)   Filed with the Company's Annual Report on Form 10-KSB filed on July 15, 1999 for the year ended March 31, 1999 and incorporated by reference.

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

(10)  Filed with the Company's Current Report on Form 8-K filed on September 12, 2005 and incorporated by reference.

(11)  Filed with the Company's Current Report on Form 8-K filed on February 23, 2006 and incorporated by reference.

(12)  Filed with the Company’s Registration Statement on Form S-8 (File No. 333-168483) filed on August 2, 2010 and incorporated by reference.

(13)  Filed with the Company's Annual Report on Form 10-K filed on July 2, 2009 for the year ended March 31, 2009 and incorporated by reference.

(14)  Filed with the Company's Current Report on Form 8-K dated August 12, 2008 and incorporated by reference.

(15)  Filed with the Company's Current Report on Form 8-K dated December 19, 2008 and incorporated by reference.

(16)  Filed with the Company's Current Report on Form 8-K dated January 2, 2009 and incorporated by reference.

(17)  Filed with the Company's Current Report on Form 8-K dated January 20, 2009 and incorporated by reference.

(18)  Filed with the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009 for the period ended June 30, 2009 and incorporated by reference.

(19)  Filed with the Company’s Current Report on Form 8-K dated August 25, 2009 and incorporated by reference.

(20)  Filed with the Company’s Quarterly Report on Form 10-Q filed on November 16, 2009 for the period ended September 30, 2009 and incorporated by reference.

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

(34)  Filed with the Company’s Current Report on Form 8-K dated February 29, 2012 and incorporated by reference.

(35)  Filed with the Company’s Current Report on Form 8-K dated April 6, 2012 and incorporated by reference.

(36)  Filed with the Company’s Current Report on Form 8-K dated June 27, 2012 and incorporated by reference.

(37)  Filed with the Company’s Current Report on Form 8-K dated September 6, 2012 and incorporated by reference.

(38)  Filed with the Company’s Quarterly Report on Form 10-Q filed on February 12, 2013 for the period ended December 31, 2012 and incorporated by reference.

(39)  Filed with the Company’s Quarterly Report on Form 10-Q filed on August 13, 2013 for the period ended June 30, 2013 and incorporated by reference.

(40)  Filed with the Company’s Current Report on Form 8-K dated November 6, 2013 and incorporated by reference.

(41)  Filed with the Company’s Current Report on Form 8-K dated November 20, 2013 and incorporated by reference.

(42)  Filed with the Company’s Current Report on Form 8-K dated November 21, 2013 and incorporated by reference.

(43)  Filed with the Company’s Current Report on Form 8-K dated December 16, 2013 and incorporated by reference.

(44)  Filed with the Company’s Current Report on Form 8-K/A dated December 19, 2013 and incorporated by reference.

(45)  Filed with the Company’s Current Report on Form 8-K dated January 7, 2014 and incorporated by reference.

(46)  Filed with the Company’s Current Report on Form 8-K dated February 27, 2014 and incorporated by reference.

(47)  Filed with the Company’s Current Report on Form 8-K dated April 4, 2014 and incorporated by reference.

(48)  Filed with the Company’s Current Report on Form 8-K dated June 30, 2014 and incorporated by reference.

(49)  Filed with the Company’s Current Report on Form 8-K dated July 10, 2014 and incorporated by reference.

(50)  Filed with the Company’s Registration Statement on Form S-8 (File No. 333-49896) filed on November 14, 2000 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of July, 2014.

By:	/s/ JAMES A. JOYCE
James A. Joyce
Chairman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. JOYCE	Chairman of the Board and Chief Executive Officer	July 15, 2014
James A. Joyce

/s/ JAMES B. FRAKES	Chief Financial Officer	July 15, 2014
James B. Frakes

/s/ FRANKLYN S. BARRY, JR.	Director	July 15, 2014
Franklyn S. Barry, Jr.

/s/ EDWARD G. BROENNIMAN	Director	July 15, 2014
Edward G. Broenniman

/s/ RICHARD H. TULLIS	Director	July 15, 2014
Richard H. Tullis

/s/ RODNEY S. KENLEY	Director	July 15, 2014
Rodney S. Kenley

/s/ CHETAN S. SHAH	Director	July 15, 2014
Chetan S. Shah

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aethlon Medical, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Aethlon Medical, Inc. and Subsidiary (the "Company") as of March 31, 2014 and 2013 and the related consolidated statements of operations, deficit and cash flows for each of the years in the two-year period ended March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aethlon Medical, Inc. and Subsidiary as of March 31, 2014 and 2013 and the consolidated results of their operations and cash flows for each of the years in the two-year period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations and at March 31, 2014 is in default on certain debt agreements, has negative working capital of approximately $14,169,000 and an accumulated deficit of approximately $74,833,000. A significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to March 31, 2014, as more fully discussed in Note 16, the Company entered into amended debt agreements with certain creditors which resulted in conversion of debt into common stock and the elimination of warrant and convertible debt price protection features. As a result, derivative liabilities of approximately $10,679,000 were reclassified to equity and certain debt holders converted their debt and accrued interest into equity in the approximate amount of $1,235,000.  Due to the significance of such subsequent events, the Company has included an unaudited pro forma balance sheet as of March 31, 2014 alongside its consolidated balance sheets to present the effect of these subsequent events as if they had occurred on March 31, 2014.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

NEWPORT BEACH, CALIFORNIA

JULY 14, 2014

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

			Pro Forma
	March 31, 2014	March 31, 2013	March 31, 2014 (Note 16)
			(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,250,279	$125,274	$1,250,279
Accounts receivable	95,177	208,781	95,177
Deferred financing costs	83,191	863	83,191
Prepaid expenses	50,699	29,602	50,699

TOTAL CURRENT ASSETS	1,479,346	364,520	1,479,346

NON-CURRENT ASSETS
Property and equipment, net	84,279	145	84,279
Patents, net	112,489	121,653	112,489
Deposits	18,988	10,376	18,988
TOTAL NON-CURRENT ASSETS	215,756	132,174	215,756

TOTAL ASSETS	$1,695,102	$496,694	$1,695,102

LIABILITIES AND DEFICIT

CURRENT LIABILITIES
Accounts payable	$517,651	$822,832	$517,651
Due to related parties	839,070	736,070	839,070
Notes payable	390,000	321,381	390,000
Convertible notes payable, current portion	1,367,655	2,367,631	482,655
Derivative liabilities	10,679,067	3,588,239	–
Other current liabilities	1,855,374	1,804,985	1,280,124

TOTAL CURRENT LIABILITIES	15,648,817	9,641,138	3,509,500

NONCURRENT LIABILITIES
Convertible notes payable, noncurrent portion	776,451	–	1,001,451
TOTAL NONCURRENT LIABILITIES	776,451	–	1,001,451

TOTAL LIABILITIES	16,425,268	9,641,138	4,510,951

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 500,000,000 and 250,000,000 shares authorized at March 31, 2014 and 2013, respectively; 224,973,980 and 173,674,201 issued and outstanding at March 31, 2014 and 2013, respectively	224,984	173,685	250,994
Additional paid-in capital	59,659,137	52,157,196	74,116,754
Accumulated deficit	(74,832,557)	(61,475,325)	(77,401,867)

TOTAL AETHLON MEDICAL, INC STOCKHOLDERS’ DEFICIT	(14,948,436)	(9,144,444)	(3,034,119)

NONCONTROLLING INTERESTS	218,270	–	218,270

TOTAL DEFICIT	(14,730,166)	(9,144,444)	(2,815,849)

TOTAL LIABILITIES AND DEFICIT	$1,695,102	$496,694	$1,695,102

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

	Years Ended March 31,
	2014	2013
REVENUES:
Government contract revenue	$1,623,769	$1,230,004
Total revenues	1,623,769	1,230,004

OPERATING EXPENSES
Professional fees	1,521,397	1,892,270
Payroll and related	2,227,194	2,166,989
General and administrative	931,106	746,099
	4,679,697	4,805,358
OPERATING LOSS	(3,055,928)	(3,575,354)

OTHER (INCOME) EXPENSE
Loss on debt conversion	40,257	139,839
Change in fair value of derivative liabilities	8,547,015	44,705
Loss on litigation settlement	583,601	–
Other expenses	(75,060)	(172)
Interest and other debt expenses	1,287,221	1,132,314
	10,383,034	1,316,686

NET LOSS BEFORE NONCONTROLLING INTERESTS	(13,438,962)	(4,892,040)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(81,730)	–

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,357,232)	$(4,892,040)

Basic and diluted net loss per share available to common stockholders	$(0.07)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	194,058,972	149,223,601

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DEFICIT

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	DEFICIT
BALANCE - MARCH 31, 2012	117,515,892	$117,518	$47,170,146	$(56,583,285)	$–	$(9,295,621)

Issuance of common stock for cash	29,724,545	29,726	2,080,108	–	–	2,109,834

Issuances of common stock upon conversions of notes payable	21,941,154	21,941	1,673,118	–	–	1,695,059

Issuance of common stock for services	2,896,181	2,896	256,139	–	–	259,035

Patent license fees paid with issuance of common stock	246,429	246	17,004	–	–	17,250

Reclassification of derivative liability into equity	–	–	45,081	–	–	45,081

Issuance of common stock for interest	116,000	120	11,726	–	–	11,846

Loss on debt conversion	1,234,000	1,238	138,601	–	–	139,839

Stock-based compensation expense	–	–	765,273	–	–	765,273

Net loss	–	–	–	(4,892,040)	–	(4,892,040)

BALANCE - MARCH 31, 2013	173,674,201	$173,685	$52,157,196	$(61,475,325)	$–	$(9,144,444)

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DEFICIT

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	DEFICIT
BALANCE - MARCH 31, 2013	173,674,201	$173,685	$52,157,196	$(61,475,325)	$–	$(9,144,444)

Issuances of common stock upon conversions of notes payable	10,574,024	10,572	716,204	–	–	726,776

Issuance of common stock for cash - Aethlon	16,872,739	16,873	1,660,159	–	–	1,677,032

Issuance of common stock for cash - ESI	–	–	1,200,000		300,000	1,500,000

Issuance of common stock for services	3,071,150	3,071	389,022	–	–	392,093

Issuance of common stock under convertible debt restructuring	4,507,105	4,507	851,842	–	–	856,349

Issuance of common stock under stock option exercises for accrued expenses	158,536	159	12,841	–	–	13,000

Reclassification of derivative liability into equity	–	–	1,456,187	–	–	1,456,187

Issuance of common stock under cashless warrant exercises	12,716,225	12,717	(12,717)	–	–	–

Shares issued under restricted stock grant	3,400,000	3,400	(3,400)	–	–	–

Issuance of common stock on litigation settlement	–	–	583,601	–	–	583,601

Loss on debt conversion	–	–	40,256	–	–	40,256

Stock-based compensation expense	–	–	607,946	–	–	607,946

Net loss	–	–	–	(13,357,232)	(81,730)	(13,438,962)

BALANCE - MARCH 31, 2014	224,973,980	$224,984	$59,659,137	$(74,832,557)	$218,270	$(14,730,166)

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(13,438,962)	$(4,892,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,087	10,484
Debt restructuring cost	856,349	139,839
Non-cash interest expense	–	11,846
Loss on litigation settlement	583,601	–
Change in estimated fair value of derivative liabilities	8,547,015	44,705
Loss on debt conversion	40,256	–
Fair market value of equity instruments issued for services	392,093	259,035
Stock based compensation	607,946	765,273
Patent license fees paid with issuance of common stock	–	17,250
Amortization of debt discount and deferred financing costs	5,147	594,358

Changes in operating assets and liabilities:
Accounts receivable	113,604	191,333
Prepaid expenses	(21,097)	1,850
Other assets	(8,612)	–
Accounts payable and other current liabilities	46,602	751,210
Due to related parties	116,000	6,000

Net cash used in operating activities	(2,138,971)	(2,098,857)

Cash flows from investing activities:
Purchases of property and equipment	(96,056)	–

Net cash used in investing activities	(96,056)	–

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

	2014	2013
Cash flows from financing activities:
Principal repayments of notes payable	(217,000)	(29,610)
Proceeds from the issuance of notes payable	400,000	–
Net proceeds from the issuance of common stock	3,177,032	2,109,834

Net cash provided by financing activities	3,360,032	2,080,224

Net increase (decrease) in cash	1,125,005	(18,633)

Cash at beginning of year	125,274	143,907

Cash at end of year	$1,250,279	$125,274

Supplemental disclosure of cash flow information - Cash paid during the year for:
Interest	$13,950	$2,821
Income taxes	$–	$–

Supplement information for non-cash investing and financing activities:

Conversion of debt, accrued liabilities and accrued interest to common stock	$726,776	$1,695,059
Reclassification of accounts payable to convertible notes payable	$47,000	$–
Reclassification of accrued interest to convertible notes payable	$20,027	$–
Recording deferred financing costs associated with notes payable and convertible notes payable	$83,191	$7,500
Reclassification of warrant derivative liability into equity	$1,456,187	$45,081
Issuance of shares under cashless warrant exercises	$12,717	$–
Exercise of stock option for accrued expenses	$13,000	$–
Reclassification of note payable to convertible notes payable	$–	$75,000
Stock issued under restricted stock grant	$3,400	$–

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aethlon Medical, Inc. and subsidiary ("Aethlon", the "Company", "we" or "us") is a medical device company focused on creating innovative devices that address unmet medical needs in cancer, infectious disease and other life-threatening conditions. At the core of our developments is the Aethlon ADAPT™ (Adaptive Dialysis-Like Affinity Platform Technology) system, a medical device platform that converges single or multiple affinity drug agents with advanced plasma membrane technology to create therapeutic filtration devices that selectively remove harmful particles from the entire circulatory system without loss of essential blood components. On June 25, 2013, the United States Food and Drug Administration (FDA) approved an Investigational Device Exemption (IDE) that allows us to initiate human feasibility studies of the Aethlon Hemopurifier® in the United States. Under the feasibility study protocol, we will enroll ten end-stage renal disease patients who are infected with the Hepatitis C virus (HCV) to demonstrate the safety of Hemopurifier therapy. Successful completion of this study will allow us the opportunity to initiate pivotal studies that are required for market clearance to treat HCV and other disease conditions in the United States.

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

In October 2013, our subsidiary, Exosome Sciences, Inc. (“ESI”), commenced operations with a focus on advancing exosome-based strategies to diagnose and monitor the progression of cancer, infectious disease and other life-threatening conditions.

Our common stock is quoted on the OTCQB marketplace administered by the OTC Markets Group under the symbol "AEMD."

UNAUDITED PRO FORMA BALANCE SHEET INFORMATION

During June and July 2014, we entered into agreements with two existing convertible note holders to convert one note into common stock and to extend the second note and to restructure warrants related to the original note issuances removing certain price protection features from such warrants. The transaction resulted in not only the conversion of debt to equity but also the reclassification of such warrants from derivative liabilities to equity. As further explained in Note 16, we have presented an unaudited March 31, 2014 pro forma balance sheet to reflect such transactions as if they had occurred on March 31, 2014.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned and controlled subsidiary, ESI. All significant intercompany balances and transactions have been eliminated in consolidation. The Company classifies the noncontrolling interests in ESI as part of consolidated net loss in the fiscal year ended March 31, 2014 and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity. For the fiscal year ended March 31, 2013, ESI was a wholly-owned subsidiary. During the fiscal year ended March 31, 2014, Aethlon Medical, Inc. reduced its ownership percentage to 80% by ESI’s issuance of 300,000 shares of ESI common stock in exchange for cash of $1,500,000.

The losses at ESI during the fiscal year ended March 31, 2014 reduced the noncontrolling interests on our consolidated balance sheet by $81,730 from $300,000 to $218,270 at March 31, 2014.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at March 31, 2014 are in default on certain debt agreements, have negative working capital of approximately $14,169,000, and an accumulated deficit of approximately $74,833,000. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the fiscal year ending March 31, 2015 through debt and/or equity financing arrangements as well as through revenues and related cash receipts under our government contracts (see Note 11).

We are currently addressing our liquidity issue by seeking additional investment capital through private placements of common stock and debt and by applying for additional grants issued by government agencies in the United States. We believe that our cash on hand and funds expected to be received from additional private investment will be sufficient to meet our liquidity needs for fiscal 2015. However, no assurance can be given that we will receive any funds in addition to the funds we have received to date.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Subsequent to March 31, 2014, we completed several significant transactions related to our convertible notes (see Note 16).

The consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

CASH AND CASH EQUIVALENTS

Accounting standards define "cash and cash equivalents" as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest to be cash equivalents.  As of March 31, 2014 and 2013, we had no assets that were classified as cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of our cash, accounts receivable, accounts payable, and other current liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the notes payable approximates their fair value due to the short maturity of the notes and since the interest rates approximate current market interest rates for similar instruments. Derivative liabilities recorded in connection with warrants and embedded conversion features of certain convertible notes payable are reported at their estimated fair value, with changes in fair value being reported in results of operations (see Note 10).

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

Other than our derivative liabilities, we do not have any assets or liabilities that are measured at fair value on a recurring basis and, during the years ended March 31, 2014 and 2013, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis except as described in Note 10 under derivative liabilities.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at two financial institutions in checking accounts and related cash management accounts. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Our March 31, 2014 cash balances were approximately $1,000,000 over such insured amount. We do not believe that the Company is exposed to any significant risk with respect to its cash.

All of our accounts receivable at March 31, 2014 and 2013 and all of our revenue in the fiscal years ended March 31, 2014 and 2013 were directly from the U.S. Department of Defense or from a subcontract under Battelle, which is a prime contractor with the U.S. Department of Defense.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the fiscal years ended March 31, 2014 and 2013.

LOSS PER SHARE

Basic loss per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued, if such additional common shares were dilutive. Since we had net losses for all periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded as their effect would be antidilutive.

As of March 31, 2014 and 2013, a total of 143,074,602 and 142,701,202 potential common shares, consisting of shares underlying outstanding stock options, warrants and convertible notes payable were excluded as their inclusion would be antidilutive.

SEGMENTS

Historically, we operated in one segment that was based on our development of therapeutic devices. However in the December 2013 quarter, we initiated the operations of ESI to develop diagnostic tests. As a result, we now operate in two segments, Aethlon for therapeutic applications and ESI for diagnostic applications (See Note 14).

DEFERRED FINANCING COSTS

Costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt using the effective interest method.  We recorded amortization expense related to our deferred offering costs of $863 and $127,200 during the fiscal years ended March 31, 2014 and 2013, respectively.

REVENUE RECOGNITION

DARPA Contract -- With respect to revenue recognition, we entered into a government contract with DARPA and have recognized revenue of $1,466,482 and $1,230,004 under that contract during the fiscal years ended March 31, 2014 and 2013, respectively. We adopted the Milestone method of revenue recognition for the DARPA contract under ASC 605-28 “Revenue Recognition – Milestone Method” and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method for the fiscal years ended March 31, 2014 and 2013.

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

MARCH 31, 2014 AND 2013

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

See Note 11 for the additional disclosure information required under ASC 605-28.

Battelle Subcontract -- We entered into a subcontract agreement with Battelle Memorial Institute (“Battelle”) in March 2013. Battelle was chosen by DARPA to be the prime contractor on the systems integration portion of the original DARPA contract and we are one of several subcontractors on that systems integration project. The Battelle subcontract is cost-reimbursable under a time and materials basis. We began generating revenues under the subcontract during the three months ended September 30, 2013 and for the fiscal year 2014 recorded revenue of $157,287.

Our revenue under this contract is a function of cost reimbursement plus an overhead mark-up for hours devoted to the project by specific employees (with specific hourly rates for those employees). Battelle engages us as needed. Each payment requires approval by the program manager at Battelle.

STOCK-BASED COMPENSATION

Employee stock options and rights to purchase shares under stock participation plans are accounted for under the fair value method. Accordingly, share-based compensation is measured when all granting activities have been completed, generally the grant date, based on the fair value of the award. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the OTCBB on the date of grant). Compensation cost recognized by the Company includes (a) compensation cost for all equity incentive awards granted prior to April 1, 2006, but not yet vested, based on the grant-date fair value estimated in accordance with the original provisions of the then current accounting standards, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of subsequent accounting standards. We use a Binomial Lattice option pricing model for estimating fair value of options granted (see Note 6).

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on loss per common share during the years ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Vesting of Stock Options	$541,588	$355,578
Incremental fair value of option Modifications	1,914	23,028
Vesting Expense Associated with CEO Restricted Stock Grant	64,444	386,667
Total Stock-Based Compensation Expense	$607,946	$765,273

Basic and diluted loss per common share	$(0.00)	$(0.01)

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2014 was insignificant.

PATENTS

Patents include both foreign and domestic patents. There were several patents pending at March 31, 2014. We capitalize the cost of patents and patents pending, some of which were acquired, and amortize such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. The unamortized costs of patents and patents pending are subject to our review for impairment under our long-lived asset policy above.

STOCK PURCHASE WARRANTS

We grant warrants in connection with the issuance of convertible notes payable and the issuance of common stock for cash. When such warrants are classified as equity and issued in connection with debt, we measure the relative estimated fair value of such warrants and record it as a discount from the face amount of the convertible notes payable. Such discounts are amortized to interest expense over the term of the notes using the effective interest method. Warrants issued in connection with common stock for cash, if classified as equity, are considered issued in connection with equity transactions and the warrant fair value is recorded to additional paid-in-capital. Lastly, warrants not meeting equity classification are recorded as derivative instruments.

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

MARCH 31, 2014 AND 2013

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

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred approximately $1,509,000 and $1,440,000 of research and development expenses for the years ended March 31, 2014 and 2013, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial statements.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Management is evaluating significant recent accounting pronouncements that are not yet effective for the Company, including the new accounting standard on revenue recognition, ASU 2014-09 (Topic 606), and has not yet concluded whether any such pronouncements will have a significant effect on the Company’s future consolidated financial statements.

2. PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	March 31, 2014	March 31, 2013
Furniture and office equipment, at cost	$385,088	$289,031
Accumulated depreciation	(300,809)	(288,886)
	$84,279	$145

Depreciation expense for the years ended March 31, 2014 and 2013 approximated $12,000 and $1,000, respectively.

3. PATENTS

Patents consist of the following:

	March 31, 2014	March 31, 2013
Patents	$157,442	$157,442
Patents pending and trademarks	54,203	54,203
Accumulated amortization	(99,156)	(89,992)
	$112,489	$121,653

Amortization expense for patents for the years ended March 31, 2014 and 2013 approximated $9,000. Future amortization expense on patents is estimated to be approximately $9,000 per year based on the estimated life of the patents. The weighted average remaining life of our patents is approximately 6.5 years.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

4. NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2014		March 31, 2013
	Principal Balance	Accrued Interest	Principal Balance	Accrued Interest
12% Notes payable, past due	$185,000	$353,813	$185,000	$326,062
10% Note payable, past due	5,000	6,375	5,000	5,875

Directors’ Note(s)	200,000	14,516	–	–
Tonaquint Note	–	–	131,381	1,629
Total	$390,000	$374,704	$321,381	$333,566

During the fiscal year ended March 31, 2014, we recorded interest expense of $59,901 related to the contractual interest rates of our notes payable.

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On April 21, 2010, a holder of $100,000 of the 12% Notes converted his principal balance and $71,758 of accrued interest into 687,033 shares of common stock at an agreed conversion price of $0.25 per share. At March 31, 2014, the 12% Notes were past due, in default, and bearing interest at the default rate of 15%.

10% NOTES

At March 31, 2014, one 10% Note in the amount of $5,000, which is past due and in default, remained outstanding and it bears interest at the default rate of 15%.

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

During the fiscal year ended March 31, 2014, we issued 1,540,426 shares of common stock to convert $136,060 of principal and accrued interest (see Note 6). As a result of those conversions, the Tonaquint Note was paid off in full during the September 2013 quarter. We recorded a loss on conversion of $40,256 on those conversions during the fiscal year ended March 31, 2014.

The following table shows the conversions into principal of the Tonaquint Note by fiscal year:

Initial principal balance	$360,186
Lender’s legal fees	12,500
Conversions during the fiscal year ended March 31, 2013	(241,305)
Conversions during the fiscal year ended March 31, 2014	(131,381)
Balance as of March 31, 2014	$–

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

DIRECTORS’ NOTES

In July 2013, we borrowed $400,000 from two of our directors under two 90 day notes for $200,000 each bearing 10% interest (the “Notes”). At the discretion of the holders, if not paid off by October 9, 2013, the noteholders were entitled to (i) convert their principal and accrued interest into shares of common stock at $0.088 per share (the “Conversion Price”) and (ii) receive warrants to purchase common stock equal to 50% of the principal converted under the Notes, with an exercise price of $0.132 per share. Additionally, there was a provision for a penalty interest rate of 12%.

That potential conversion price and warrant exercise price were based on the same pricing mechanism that we have used in prior equity unit financings since March 2012 (see Note 6) which are based on 80% of the then current market price of our common stock and with the warrant exercise price based on 120% of the same then current market price. We initially reserved 6,931,818 shares of common stock to support the conversion of the Notes and accrued interest in full as well as the exercise of the warrants in full (should such conversion and/or issuance occur).

During the fiscal year ended March 31, 2014, the principal of $200,000 and accrued interest of $9,367 were paid on one of the notes, which extinguished all potential common stock and warrant issuance provisions related to that Note.

The holder of the second Note agreed to extend the expiration date of his Note to July 31, 2014.

5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consisted of the following at March 31, 2014:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable – Current Portion:
Amended and Restated Series A 12% Convertible Notes, past due	$885,000	$–	$885,000	$575,250
2008 10% Convertible Notes, past due	25,000	–	25,000	19,167
October & November 2009 10% Convertible Notes	50,000	–	50,000	26,097
April 2010 10% Convertible Note	75,000	–	75,000	31,438
July and August 2011 10% Convertible Notes, past due	257,655	–	257,655	90,256
Law Firm Note	75,000	–	75,000	7,604
Total – Convertible Notes Payable – Current Portion	1,367,655	–	1,367,655	749,812

Convertible Notes Payable – Non-Current Portion:
September 2010 12% Convertible Notes	317,072	–	317,072	35,034
April 2011 12% Convertible Notes	448,448	–	448,448	12,117
September 2011 12% Convertible Notes	10,931	–	10,931	--
Total – Convertible Notes Payable – Non-Current Portion	776,451	–	776,451	47,151
Total Convertible Notes Payable	$2,144,106	$–	$2,144,106	$796,963

There were no discounts remaining on any of our Convertible Notes Payable as of March 31, 2014.

During the fiscal year ended March 31, 2014, we recorded interest expense of $354,949 related to the contractual interest rates of our convertible notes and interest expense of $4,284 related to the amortization of debt discounts on the convertible notes for a total of $359,233.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

Convertible Notes Payable consisted of the following at March 31, 2013:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Amended and Restated Series A 12% Convertible Notes, past due	$885,000	$–	$885,000	$398,250
2008 10% Convertible Notes, past due	25,000	–	25,000	15,417
December 2006 10% Convertible Notes, past due	17,000	–	17,000	15,888
October & November 2009 10% Convertible Notes	50,000	(389)	49,611	20,000
April 2010 10% Convertible Note	75,000	(3,895)	71,105	23,938
September 2010 10% Convertible Notes, past due	308,100	–	308,100	52,393
April 2011 10% Convertible Notes, past due	400,400	–	400,400	100,100
July and August 2011 10% Convertible Notes, $257,656 past due	357,655	–	357,655	68,704
September 2011 Convertible Notes, past due	178,760	–	178,760	–
Law Firm Note	75,000	–	75,000	3,854
Total – Convertible Notes Payable	$2,371,915	$(4,284)	$2,367,631	$698,544

During the fiscal year ended March 31, 2013, we recorded interest expense of $459,199 related to the contractual interest rates of our convertible notes and interest expense of $467,158 related to the amortization of debt discounts on the convertible notes for a total of $926,357.

AMENDED AND RESTATED SERIES A 12% CONVERTIBLE NOTES

In June 2010, we entered into Amended and Restated Series A 12% Convertible Promissory Notes (the "Amended and Restated Notes") with the holders of certain promissory notes previously issued by the Company, extending the due date to December 31, 2010 on the aggregate principal balance of $900,000. During the fiscal year ended March 31, 2013, the holders of $15,000 of the Notes converted their principal and related accrued interest into common stock. The balance remaining at March 31, 2014 and 2013 was $885,000 and is past due as of March 31, 2014. Such notes bear a default annual interest rate of 20%.

Subsequent to year end on June 24, 2014, we entered into an agreement with the Ellen R. Weiner Family Revocable Trust (the “Trust”), a holder of a Series A 12% Convertible Note (the “Note”), whereby the Trust converted a past due combined principal and interest balance of $1,003,200 (principal of $660,000 and interest of $343,200) into restricted common stock.

Additionally, the Trust agreed to waive anti-dilution price protection underlying warrants previously issued to the Trust. Under its agreement, the Trust converted the entire $1,003,200 past due principal and interest balance on the Note

In exchange for the Trust’s conversion in full of the Note and accrued interest and for the waivers of anti-dilution price protection in previously issued warrants, we (1) issued five-year warrants to acquire up to 6,809,524 shares of our common stock at an exercise price of $.042 per share and up to 397,222 shares of our common stock at an exercise price of $.108 per share (collectively, the “Conversion Securities”); (2) issued 75,000 restricted shares of common stock as a service fee; (3) changed the exercise price of all of the previously issued warrants to the Trust to $.042 per share; and (4) extended the expiration date of all of the previously issued warrants to the Trust to July 1, 2018.

We continue to hold discussions with the holder of the remaining note in this grouping regarding either an extension to the note or a conversion of the note but there can be no assurance that we will be able to do so on terms that we deem acceptable or at all. We are recording interest at the default rate of 20% on the remaining note.

DECEMBER 2006 10% CONVERTIBLE NOTES

In January 2014, we paid off the remaining balance of the December 2006 10% Convertible Notes and the related accrued interest balance with a cash payment of $35,055. Such payment represented the sum of the $17,000 in principal balance and $18,055 in accrued interest.

2008 10% CONVERTIBLE NOTES

One 2008 10% Convertible Note in the amount of $25,000 which matured in January 2010 remained outstanding and past due at March 31, 2014. Such note is convertible into our common stock at $0.50 per share. We are recording interest at the default rate of 15%.

OCTOBER & NOVEMBER 2009 10% CONVERTIBLE NOTES

In October and November 2009, we raised $430,000 from the sale to accredited investors of 10% convertible notes ("October & November 2009 10% Convertible Notes"). The October & November 2009 10% Convertible Notes matured at various dates between April 2011 and May 2011 and are convertible into our common stock at a fixed conversion price of $0.25 per share. The investors also received matching three year warrants to purchase unregistered shares of our common stock at an exercise price of $0.25 per share. We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes. Such discount was fully amortized at March 31, 2014.

In July 2012, we issued 461,409 shares of common stock and 230,705 warrants to purchase common stock to the holder of a $25,000 note in this grouping in exchange for the conversion of such note and related accrued interest of $8,000 (for a total of $33,000). The warrants expired in 2012 and are exercisable at $0.107 per share (see Note 6). We recorded a loss on conversion of $45,796.

The following table shows the conversions into principal of the October and November 2009 Convertible Notes by fiscal year:

Activity in October & November 2009 10% Convertible Notes
Initial principal balance	$450,250
Conversions during the fiscal year ended March 31, 2010	(70,000)
Conversions during the fiscal year ended March 31, 2011	(175,000)
Conversions during the fiscal year ended March 31, 2012	(130,250)
Conversions during the fiscal year ended March 31, 2013	(25,000)
Conversions during the fiscal year ended March 31, 2014	--
Balance as of March 31, 2014	$50,000

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

APRIL 2010 10% CONVERTIBLE NOTE

In April 2010, we raised $75,000 from the sale to an accredited investor of a 10% convertible note. The convertible note was originally scheduled to mature in October 2011 and is convertible into our common stock at a fixed conversion price of $0.25 per share prior to maturity. The investor also received three year warrants to purchase 300,000 unregistered shares of our common stock at a price of $0.25 per share.

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes. We amortized this discount using the effective interest method over the term of the note. As of March 31, 2014, there have not been any conversions of the April 2010 10% Convertible Note.

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

SEPTEMBER 2010 10% CONVERTIBLE NOTES

On September 3, 2010, we entered into a Subscription Agreement with three accredited investors (the “Purchasers”) providing for the issuance and sale of convertible promissory notes and corresponding warrants in the aggregate principal amount of $1,430,000. The initial closing under the Subscription Agreement resulted in the issuance and sale of (i) convertible promissory notes in the aggregate principal amount of $743,600, (ii) five-year warrants to purchase an aggregate of 3,718,000 shares of our common stock at an exercise price of $0.31125 per share, and (iii) five-year warrants to purchase an aggregate of 3,718,000 shares of our common stock at an exercise price of $0.43575 per share. The convertible promissory notes bear interest compounded monthly at the annual rate of ten percent (10%) and mature on April 1, 2016 (see below). The aggregate gross cash proceeds were $650,000, the balance of the principal amount representing a due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of our common stock at a price per share equal to eighty percent (80%) of the average of the three lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market on which the common stock trades or is quoted for the ten (10) trading days preceding the proposed conversion date. Subject to adjustment as described in the notes, the conversion price may not be more than $0.30 nor less than $0.20. There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

On March 31, 2014, we entered into separate Amendments to Convertible Notes and Warrants (collectively, the “Amendments”) with three accredited investors (collectively, the “Investors”) who own certain convertible promissory notes (collectively, the “Notes”) and warrants (collectively, the “Warrants”) previously issued by us on various dates between December 5, 2007 and September 23, 2011, including the September 2010 Convertible Notes.

Prior to the Amendments, the Notes were past maturity and were in default, resulting in the accrual of interest at the applicable default interest rate. The Amendments extended the maturity date of each of the Notes to April 1, 2016, which permits us to classify them as long-term liabilities. As a result of the Amendments, the Notes are no longer in default and the non-default interest rate for all of the Notes was set at 12% per annum, which represents a reduction from the default interest rates of fifteen percent at which interest had been accruing. By entering into the Amendments, we also agreed to increase the currently outstanding principal amount of the Notes by 12% from a total of $693,260 to a total of $776,451.

During the period from October 2011 to February 2014, the Investors had converted, at conversion prices between $.0546 and $.07 per share, portions of principal and interest outstanding under the Notes and certain other convertible promissory notes previously issued to them by us. Certain antidilution provisions applicable to such notes should have resulted in such conversions being effected at a conversion price of $.042 per share. Accordingly, pursuant to the Amendments, we issued to the investors an aggregate of 4,507,105 shares of the Company’s Common Stock, which represents the additional shares of Common Stock that would have been issued to the Investors had such conversions been effected at $.042 per share.

The Amendments also provide that if all of our currently outstanding promissory notes and warrants that contain antidilution adjustment provisions (other than the Investors’ Notes and Warrants) are amended to remove, or the holders thereof waive, such provisions, then any similar antidilution provisions in the Investors’ Notes and Warrants will automatically be deemed removed. In addition, for so long as the Investors’ Notes and Warrants are outstanding, we will not be permitted to issue any common stock or common stock equivalents (or modify, with equivalent effect, any outstanding common stock or common stock equivalents) at a lower price than the then-current conversion price of the Notes and exercise price of the Warrants (with certain issuances to be excepted from this general provision). If our other note and warrant holders agree to waive the antidilution provisions of their securities on the same basis as agreed to by the Investors, then we will no longer be required to report a derivative liability in its financial statements with the accompanying quarterly adjustments to its financial statements and will transfer the amount shown as a derivative liability to equity.

The Amendments also set the conversion price of the Notes, as well as the exercise price at which shares of our common stock can be purchased under the Warrants, at $.042 per share. By virtue of the Amendments, the expiration dates of the Warrants also were extended from dates between September 3, 2015 and September 23, 2016 to January 1, 2017.

The following table shows the activity in the September 2010 10% Convertible Notes by fiscal year:

Activity in the September 2010 10% Convertible Notes
Initial principal balance	$743,600
Conversions during the fiscal year ended March 31, 2012	(405,500)
Conversions during the fiscal year ended March 31, 2013	(30,000)
Conversions during the fiscal year ended March 31, 2014	(25,000)
Increase in principal balance due to 12% extension fee	33,972
Balance as of March 31, 2014	$317,072

APRIL 2011 10% CONVERTIBLE NOTES

In April 2011, we entered into a Subscription Agreement with two accredited investors (the “Purchasers”) providing for the issuance and sale of convertible promissory notes and corresponding warrants in the aggregate principal amount of $385,000. The closing under the Subscription Agreement resulted in the issuance and sale by us of (i) convertible promissory notes in the aggregate principal amount of $385,000, (ii) five-year warrants to purchase an aggregate of 4,004,000 shares of our common stock at an exercise price of $0.125 per share, and (iii) five-year warrants to purchase an aggregate of 4,004,000 shares of our common stock at an exercise price of $0.175 per share. The convertible promissory notes bear interest compounded monthly at the annual rate of 10% and mature on April 1, 2016 (see below). The aggregate gross cash proceeds to us were $350,000, the balance of the principal amount representing a due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of our common stock at a price per share equal to eighty percent (80%) of the average of the three lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market on which the common stock trades or is quoted for the ten (10) trading days preceding the proposed conversion date. Subject to adjustment as described in the notes, the conversion price may not be more than $0.20 nor less than $0.10. There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

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

On March 31, 2014, we entered into separate Amendments to Convertible Notes and Warrants (collectively, the “Amendments”) with three accredited investors (collectively, the “Investors”) who own certain convertible promissory notes (collectively, the “Notes”) and warrants (collectively, the “Warrants”) previously issued by us on various dates between December 5, 2007 and September 23, 2011, including the April 2011 Convertible Notes.

Prior to the Amendments, the Notes were past maturity and were in default, resulting in the accrual of interest at the applicable default interest rate. The Amendments extended the maturity date of each of the Notes to April 1, 2016, which permits us to classify them as long-term liabilities. As a result of the Amendments, the Notes are no longer in default and the non-default interest rate for all of the Notes was set at 12% per annum, which represents a reduction from the default interest rates of 15% at which interest had been accruing. By entering into the Amendments, we also agreed to increase the currently outstanding principal amount of the Notes by 12% from a total of $693,260 to a total of $776,451.

During the period from October 2011 to February 2014, the Investors had converted, at conversion prices between $.0546 and $.07 per share, portions of principal and interest outstanding under the Notes and certain other convertible promissory notes previously issued to them by us. Certain antidilution provisions applicable to such notes should have resulted in such conversions being effected at a conversion price of $.042 per share. Accordingly, pursuant to the Amendments, we issued to the investors an aggregate of 4,507,105 shares of the Company’s Common Stock, which represents the additional shares of Common Stock that would have been issued to the Investors had such conversions been effected at $.042 per share.

The Amendments also provide that if all of our currently outstanding promissory notes and warrants that contain antidilution adjustment provisions (other than the Investors’ Notes and Warrants) are amended to remove, or the holders thereof waive, such provisions, then any similar antidilution provisions in the Investors’ Notes and Warrants will automatically be deemed removed. In addition, for so long as the Investors’ Notes and Warrants are outstanding, we will not be permitted to issue any common stock or common stock equivalents (or modify, with equivalent effect, any outstanding common stock or common stock equivalents) at a lower price than the then-current conversion price of the Notes and exercise price of the Warrants (with certain issuances to be excepted from this general provision).

The Amendments also set the conversion price of the Notes, as well as the exercise price at which shares of our common stock can be purchased under the Warrants, at $.042 per share. By virtue of the Amendments, the expiration dates of the Warrants also were extended from dates between September 3, 2015 and September 23, 2016 to January 1, 2017.

As of March 31, 2014, there have not been any conversions of the April 2011 10% Convertible Notes and the 12% extension fee noted above increased the principal balance by $48,048 to a principal balance of $448,448.

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

Effective March 31, 2014, the holders of the three notes totaling $100,000 converted all of their principal and accrued interest into 1,438,700 shares of our common stock at the contractual conversion price of $0.09 per share.

At March 31, 2014, the remaining outstanding principal balance was $257,655, all of which was in default. We are recording interest at the default interest rate of 15%.

SEPTEMBER 2011 CONVERTIBLE NOTES

In September 2011, we issued $253,760 of convertible notes, convertible at $0.07 per share. Such notes originally matured in September 2012.

On March 31, 2014, we entered into separate Amendments to Convertible Notes and Warrants (collectively, the “Amendments”) with three accredited investors (collectively, the “Investors”) who own certain convertible promissory notes (collectively, the “Notes”) and warrants (collectively, the “Warrants”) previously issued by us on various dates between December 5, 2007 and September 23, 2011, including the September 2011 Convertible Notes.

Prior to the Amendments, the Notes were past maturity and were in default, resulting in the accrual of interest at the applicable default interest rate. The Amendments extended the maturity date of each of the Notes to April 1, 2016, which permits us to classify them as long-term liabilities. As a result of the Amendments, the Notes are no longer in default and the non-default interest rate for all of the Notes was set at 12% per annum, which represents a reduction from the default interest rates of 15% at which interest had been accruing. By entering into the Amendments, we also agreed to increase the currently outstanding principal amount of the Notes by 12%, which in the case of the September 2011 Notes, they increased from $9,760 to $10,931

During the period from October 2011 to February 2014, the Investors had converted, at conversion prices between $.0546 and $.07 per share, portions of principal and interest outstanding under the Notes and certain other convertible promissory notes previously issued to them by us. Certain antidilution provisions applicable to such notes should have resulted in such conversions being effected at a conversion price of $.042 per share. Accordingly, pursuant to the Amendments, we issued to the investors an aggregate of 4,507,105 shares of the Company’s Common Stock, which represents the additional shares of Common Stock that would have been issued to the Investors had such conversions been effected at $.042 per share.

The Amendments also provide that if all of our currently outstanding promissory notes and warrants that contain antidilution adjustment provisions (other than the Investors’ Notes and Warrants) are amended to remove, or the holders thereof waive, such provisions, then any similar antidilution provisions in the Investors’ Notes and Warrants will automatically be deemed removed. In addition, for so long as the Investors’ Notes and Warrants are outstanding, we will not be permitted to issue any common stock or common stock equivalents (or modify, with equivalent effect, any outstanding common stock or common stock equivalents) at a lower price than the then-current conversion price of the Notes and exercise price of the Warrants (with certain issuances to be excepted from this general provision). If our other note and warrant holders agree to waive the antidilution provisions of their securities on the same basis as agreed to by the Investors, then we will no longer be required to report a derivative liability in its financial statements with the accompanying quarterly adjustments to its financial statements and will transfer the amount shown as a derivative liability to equity.

The Amendments also set the conversion price of the Notes, as well as the exercise price at which shares of our common stock can be purchased under the Warrants, at $.042 per share. By virtue of the Amendments, the expiration dates of the Warrants also were extended to January 1, 2017.

The following table shows the conversions into principal of the September 2011 Convertible Notes by fiscal year:

Activity in the September 2011 Convertible Notes
Initial principal balance	$253,760
Conversions during the fiscal year ended March 31, 2012	(15,000)
Conversions during the fiscal year ended March 31, 2013	(60,000)
Conversions during the fiscal year ended March 31, 2014	(169,000)
Increase in principal balance due to extension fee	1,171
Balance as of March 31, 2014	$10,931

LAW FIRM NOTE NUMBER 1

On March 22, 2012, we entered into a Promissory Note with our corporate law firm for the amount of $75,000, which represented the majority of the amount we owed to that firm at that time. The Promissory Note originally had a maturity date of December 31, 2012 and bears interest at 5% per annum. The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.08 per share. The holder subsequently agreed to extend the Maturity Date of the Note first to October 1, 2013, then to September 30, 2013, and now the expiration date of this note is again extended to October 1, 2014. As of March 31, 2014, there have not been any conversions of the Law Firm Note.

LAW FIRM NOTE NUMBER 2

On June 4, 2013, we entered into a Promissory Note with our corporate law firm for the amount of $47,000, which represented approximately 50% of the amount we owed to that firm for services in 2012. The Promissory Note had a maturity date of October 1, 2014 and bore interest at 5% per annum. The note was convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.07 per share.

Effective March 31, 2014, our law firm converted this note and all related accrued interest into 302,043 shares of our common stock at a conversion price of $0.16 per share.

6. EQUITY TRANSACTIONS

COMMON STOCK AND WARRANTS

Aethlon Medical, Inc. Equity Transactions in the Fiscal Year Ended March 31, 2014

Common Stock Issuances in the Fiscal Year Ended March 31, 2014:

In June 2013, we completed a unit subscription agreement with three accredited investors pursuant to which we issued 1,580,248 shares of our common stock and 790,124 warrants to purchase our common stock for net cash proceeds of $128,000. Such warrants have an exercise price of $0.121 per share.

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

In August 2013, we completed a unit subscription agreement with four accredited investors (the “Purchasers”) pursuant to which we issued 900,901 shares of our common stock and 450,451 warrants to purchase our common stock in exchange for net cash proceeds of $100,000. Such warrants have an exercise price of $0.167 per share.

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

During the three months ended December 31, 2013, we entered into a unit purchase agreement and subscription agreements with 32 accredited investors pursuant to which we issued 14,367,200 shares of our common stock and warrants to purchase our common stock for gross cash proceeds of $1,795,900. Such warrants have an exercise price of $0.22 per share. A FINRA registered broker-dealer was engaged as placement agent in connection with the above Unit Purchase Agreement. We paid the placement agent an aggregate cash fee in the amount of $270,508 and will issue the placement agent or its designees warrants to purchase an aggregate of 2,155,080 shares of our common stock. We also paid $78,360 in other costs and fees, including legal fees, blue sky fees and escrow costs. The net proceeds that we received totaled $1,447,032.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

During the three months ended December 31 2013, we issued 1,465,200 shares of restricted common stock to the holders of two notes issued by us in exchange for the partial or full conversion of accrued interest in an aggregate amount of $80,000 at an average conversion price of $0.05 per share.

During the three months ended March 31 2014, we issued 2,638,179 shares of restricted common stock to the holders of five notes issued by us in exchange for the partial or full conversion of accrued interest in an aggregate amount of $226,316 at an average conversion price of $0.09 per share.

During the three months ended March 31, 2014, we issued 346,770 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.19 per share in payment for legal services valued at $65,250 based on the value of the services provided.

During the three months ended March 31, 2014, we issued 399,781 shares of restricted common stock at an average price of $0.16 per share in payment for investor relations and public relations services valued at $62,500 based on the value of the services provided.

On March 31, 2014, we entered into extension agreements with three noteholders (see Note 5). In conjunction with the extension agreements, we agreed to issue to the noteholders an aggregate 4,507,105 shares of restricted common stock as a result of the noteholders invoking the antidilution protection on their notes.

In March 2014, a former director exercised 182,927 in vested stock options through the contribution of $2,000 in cash and $13,000 in accrued expenses owed to him based on the exercise price of $0.082 per share.

During the fiscal year ended March 31, 2014, we issued 12,716,225 shares of restricted common stock in connection with cashless warrant exercises discussed elsewhere in this footnote.

Exosome Sciences, Inc. Equity Transactions in the Fiscal Year Ended March 31, 2014

On November 21, 2013, ESI, prior to the transaction described herein, a wholly owned diagnostic subsidiary of ours, entered into a stock purchase agreement with twelve accredited investors pursuant to which such investors purchased an aggregate of 220,000 shares of ESI’s common stock at a purchase price of $5.00 per share, for an aggregate purchase price of $1,100,000 in cash.

On December 13, 2013, ESI entered into a second stock purchase agreement with three accredited investors , pursuant to which such investors purchased an aggregate of 80,000 shares of ESI’s common stock at a purchase price of $5.00 per share, for an aggregate purchase price of $400,000 in cash.

The aggregate gross proceeds received by ESI under these two transactions above were $1,500,000. As a result of these transactions the Company’s percentage ownership of the outstanding common stock of ESI was reduced from 100% to 80%.

One of the investors was Dr. Chetan Shah, a director of the Company. Dr. Shah purchased 70,000 ESI shares for an aggregate purchase price of $350,000.

Common Stock Issuances in the Fiscal Year Ended March 31, 2013:

During the fiscal year ended March 31, 2013, we issued 22,829,754 shares of restricted common stock to holders of notes issued by the Company in exchange for the partial or full conversion of principal and interest of several notes payable in an aggregate amount of $1,707,052 at an average conversion price of $0.07 per share based upon the conversion formulae in the respective notes.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

On April 5, 2012, we completed a unit subscription agreement with one accredited investor (the “Purchaser”) pursuant to which we issued 2,500,000 shares of our common stock and 1,250,000 warrants to purchase our common stock for net cash proceeds of $200,000. Such warrants have an exercise price of $0.125 per share.

On June 19, 2012, we completed a unit subscription agreement whereby we issued 8,222,222 shares of our common stock and 4,111,111 warrants to purchase our common stock at an exercise price of $0.108 per share in exchange for net cash proceeds of $592,000.

On June 26, 2012, we completed a unit subscription agreement whereby we issued 139,821 shares of our common stock and 69,911 warrants to purchase our common stock at an exercise price of $0.107 per share in exchange for net cash proceeds of $10,000.

In July 2012, we issued 461,409 shares of common stock to the holder of a $25,000 October & November 2009 10% Convertible Note (See Note 5) in exchange for the value of the principal and related accrued interest of $8,000 under the same terms that we used to sell units consisting of one share of common stock and one-half of a stock purchase warrant on June 29, 2012 (See Note 6). As part of that structure, the noteholder also received seven year warrants to purchase 230,705 shares of our common stock at an exercise price of $0.107 per share.

On August 29, 2012, we completed a unit subscription agreement with seven accredited investors pursuant to which we issued 3,387,500 shares of our common stock and 1,693,750 warrants to purchase our common stock in exchange for net cash proceeds of $271,000.Such warrants have an exercise price of $0.12 per share.

Between October 2012 and December 2012, we completed several unit subscription agreements with several accredited investors pursuant to which we issued 7,878,580 shares of our common stock and 3,939,292 warrants to purchase our common stock for net cash proceeds of $498,000. Such warrants have an exercise price based upon 120% of the average of the closing prices of our common stock for the five-day period immediately preceding the respective investment transaction date.

In January 2013, we issued 246,429 shares of restricted common stock to the owner of a patent as a patent license payment valued at $17,250.

Between January 2013 and March 2013, we completed several unit subscription agreements with several accredited investors pursuant to which we issued 7,596,423 shares of our common stock and 3,798,219 warrants to purchase our common stock for net cash proceeds of $538,834. Such warrants have an exercise price based upon 120% of the average of the closing prices of our common stock for the five-day period immediately preceding the respective investment transaction date.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

A summary of the aggregate warrant activity for the years ended March 31, 2014 and 2013 is presented below:

	Year Ended March 31,
	2014		2013
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	75,647,294	$0.11	59,807,849	$0.14
Granted	14,530,519	$0.18	16,710,445	$0.11
Exercised	(12,716,225)	$0.08	–	$–
Cancelled/Forfeited	(6,752,113)	$0.11	(871,000)	$0.25
Outstanding, end of year	70,709,475	$0.10	75,647,294	$0.11
Exercisable, end of year	70,709,475	$0.10	75,647,294	$0.11
Weighted average estimated fair value of warrants granted		$0.09		$0.07

The following outlines the significant weighted average assumptions used to estimate the fair value of warrants granted utilizing the Binomial Lattice option pricing model:

Year Ended March 31,
	2014	2013
Risk free interest rate	1.3%-2.04%	0.86%-1.56%
Average expected life	5 to 7 years	5 to 7 years
Expected volatility	91.2% - 98.5%	90.3% - 94.3%
Expected dividends	None	None

The detail of the warrants outstanding and exercisable as of March 31, 2014 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.10 or Below	37,094,795	2.42	$0.05	37,094,795	$0.05
$0.11 - $0.19	21,876,000	4.74	$0.13	21,876,000	$0.13
$0.20 - $0.25	11,738,680	5.05	$0.21	11,738,680	$0.21
	70,709,475			70,709,475

STOCK OPTIONS:

2000 STOCK OPTION PLAN

Our 2000 Stock Option Plan (the "Plan"), adopted by us in August 2000, provides for the grant of incentive stock options ("ISOs") to our full-time employees (who may also be directors) and nonstatutory stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of significant services. The exercise price of any ISO may not be less than the fair market value of our common stock on the date of grant or, in the case of an optionee who owns more than 10% of the total combined voting power of all classes of our outstanding common stock, not be less than 110% of the fair market value on the date of grant. The exercise price, in the case of any NSO, must not be less than 75% of the fair market value of our common stock on the date of grant. The amount reserved under the Plan is 500,000 options.

At March 31, 2012, all of the grants previously made under the Plan had expired and 10,000 restricted shares had been issued under the 2000 Stock Option Plan, with 490,000 available for future issuance.

2003 CONSULTANT STOCK PLAN

Our 2003 Consultant Stock Plan, as amended from time to time (the "Stock Plan"), adopted by us in August 2003, advances our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our common stock. Over several years, we issued 7,500,000 shares under the Stock Plan and discontinued using the Stock Plan in October 2012.

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

MARCH 31, 2014 AND 2013

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

At March 31, 2014, we had 2,445,626 shares available under the Incentive Plan.

2012 DIRECTORS COMPENSATION PROGRAM

In July 2012, our Board of Directors approved a new Board Compensation Program (the “New Program”), which modifies and supersedes the 2005 Directors Compensation Program (the “2005 Program”) that was previously in effect. Under the New Program, in which only non-employee Directors may participate, an eligible Director will receive a grant of $35,000 worth of ten year options to acquire shares of our common stock, with such grant being valued at the exercise price based on the average of the closing bid prices of our common stock for the five trading days preceding the first day of the fiscal year. In addition, under the New Program, eligible Directors will receive cash compensation equal to $500 for each committee meeting attended and $1,000 for each formal Board meeting attended.

In the fiscal year ended March 31, 2013, our Board of Directors granted under the New Program, to our four outside directors, ten year options to acquire an aggregate of 1,667,105 shares of our common stock, all with an exercise price of $0.076 per share.

In the fiscal year ended March 31, 2014, our Board of Directors granted under the New Program, to our five outside directors, ten year options to acquire an aggregate of 1,595,536 shares of our common stock, all with an exercise price of $0.082 per share.

At March 31, 2014 under the 2005 Program, we had issued 1,337,825 options to outside directors and 3,965,450 options to employee-directors. Of such amounts, 514,550 outside directors’ options had been forfeited, 250,000 outside directors’ options had been exercised, and 3,671,550 options remained outstanding.

On June 6, 2014, our Board of Directors approved certain changes to the New Program. Under the modified New Program, a new eligible Director will receive an initial grant of $50,000 worth of options to acquire shares of our common stock, with such grant being valued at the exercise price based on the average of the closing bid prices of our common stock for the five trading days preceding the first day of the fiscal year. These options will have a term of ten years and will vest 1/3 upon grant and 1/3 upon each of the first two anniversaries of the date of grant. In addition, at the beginning of each fiscal year, each existing Director eligible to participate in the modified New Program also will receive a grant of $35,000 worth of options valued at the exercise price based on the average of the closing bid prices of our common stock for the five trading days preceding the first day of the fiscal year. Such options will vest on the first anniversary of the date of grant. In lieu of per meeting fees, under the modified New Program eligible Directors will receive an annual Board cash retainer fee of $30,000. The modified New Program also provides for the following annual cash retainer fees: Audit Committee Chair - $5,000, Compensation Committee chair - $5,000, Audit Committee member - $4,000, Compensation Committee member - $4,000, and Lead independent director - $15,000.

STAND-ALONE GRANTS

From time to time our Board of Directors grants restricted stock or common share purchase options or warrants to selected directors, officers, employees and consultants as equity compensation to such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

On June 8, 2009, our board of directors approved the grant to Mr. Joyce of 4,000,000 shares of restricted common stock at a price per share of $0.24, the vesting and issuance of which occurred in equal installments over a thirty-six-month period that commenced on June 30, 2010. Mr. Joyce may, from time to time, defer acceptance of the shares. However, all shares must be issued and accepted by Mr. Joyce by the expiration of the thirty-six-month vesting period. Mr. Joyce has accepted all 4,000,000 shares of the grant. However, the 600,000 shares previously accepted by Mr. Joyce were pledged as collateral for a loan and have been retained and/or sold by the lender and are no longer owned by Mr. Joyce.

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

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

During the three months ended March 31, 2014, a former director exercised 182,927 in vested stock options through the contribution of $2,000 in cash and $13,000 in accrued expenses owed to him based on the exercise price of $0.082 per share.

As of March 31, 2014, we have issued 22,568,158 options (of which 3,368,942 have been exercised or cancelled) and authorized the issuance of 4,000,000 shares of restricted stock outside of the 2005 Directors Compensation Plan, the 2012 Directors Compensation Plan, the 2000 Stock Option Plan, the 2003 Consultant Stock Plan and the 2010 Incentive Stock Plan.

In the fiscal year ended March 31, 2014, our Board of Directors granted, to our five outside directors, ten year options to acquire an aggregate of 1,595,536 shares of our common stock, all with an exercise price of $0.082 per share.

The following is a summary of the stock options outstanding at March 31, 2014 and 2013 and the changes during the years then ended:

	Year Ended March 31,
	2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	21,095,798	$0.28	19,428,693	$0.31
Granted	5,220,536	$0.09	1,667,105	$0.08
Exercised	182,927	$0.08	–	$–
Cancelled/Forfeited	–	$–	–	$–
Outstanding, end of year	26,133,407	$0.25	21,095,798	$0.28
Exercisable, end of year	22,487,563	$0.27	19,141,625	$0.29
Weighted average estimated fair value of options granted		$0.13		$0.08

The following outlines the significant weighted average assumptions used to estimate the fair value with respect to stock options utilizing the Binomial Lattice option pricing model for the years ended March 31, 2014 and March 31, 2013:

	Year Ended March 31,
	2014	2013
Risk free interest rate	0.38% to 2.65%	1.44%
Average expected life	3 to 10 years	10 years
Expected volatility	91.05% to 102.67%	117.53%
Expected dividends	None	None

The detail of the options outstanding and exercisable as of March 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.08 - $0.11	6,704,714	9.68 years	$0.09	3,204,714	$0.08
$0.21 - $0.25	11,207,143	4.28 years	$0.24	11,061,299	$0.24
$0.36 - $0.41	8,221,550	2.68 years	$0.38	8,221,550	$0.38
	26,133,407			22,487,563

We recorded stock-based compensation expense related to share issuances and to options granted totaling $607,946 and $765,273 for the fiscal years ended March 31, 2014 and 2013, respectively. These expenses were recorded as stock compensation included in payroll and related expenses in the accompanying consolidated statement of operations for the years ended March 31, 2014 and 2013.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

Our total stock-based compensation for fiscal years ended March 31, 2014 and 2013 included the following:

	March 31, 2014	March 31, 2013
Vesting of restricted stock grant	$64,444	$386,668
Incremental fair value of option modifications	1,914	23,027
Vesting of stock options	541,588	355,578
Total Stock-Based Compensation	$607,946	$765,273

As of March 31, 2014, we had $270,952 of remaining unrecognized stock option expense, which is expected to be recognized over a weighted average remaining vesting period of 2.07 years.

On March 31, 2014, our stock options had a negative intrinsic value since the closing price on that date of $0.17 per share was below the weighted average exercise price of our stock options.

7. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. These unsecured and non-interest-bearing liabilities have been included as due to related parties in the accompanying consolidated balance sheets.

Other related party transactions are disclosed elsewhere in these notes to consolidated financial statements.

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	March 31,	March 31,
	2014	2013
Accrued interest	$1,165,335	$1,032,110
Accrued legal fees	179,465	179,465
Accrued liquidated damages	362,800	437,800
Other accrued liabilities	147,774	155,610
Total other current liabilities	$1,855,374	$1,804,985

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

9. INCOME TAXES

For the years ended March 31, 2014 and 2013, we had no income tax expense due to our net operating losses and 100% deferred tax asset valuation allowance.

At March 31, 2014 and 2013, we had net deferred tax assets as detailed below. These deferred tax assets are primarily composed of capitalized research and development costs and tax net operating loss carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a 100% valuation has been established to offset the net deferred tax assets.

Significant components of our net deferred tax assets at March 31, 2014 and 2013 are shown below:

	YEAR ENDED MARCH 31,
	2014	2013

Deferred tax assets:
Capitalized research and development	$3,442,000	$3,442,000
Net operating loss carryforwards	15,193,000	14,793,000
Total deferred tax assets	18,635,000	18,235,000

Total deferred tax liabilities	–	–

Net deferred tax assets	18,635,000	18,235,000
Valuation allowance for deferred tax assets	(18,635,000)	(18,235,000)

Net deferred tax assets	$–	$–

At March 31, 2014, we had tax net operating loss carryforwards for federal and state purposes approximating $39 million and $30 million, which begin to expire in the year 2020.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the years ended March 31, 2014 and 2013 due to the following:

	2014	2013

Income taxes (benefit) at federal statutory rate of 34%	$(4,541,000)	$(1,663,000)
State income tax, net of federal benefit	(156,000)	(285,000)
Tax effect on non-deductible expenses and credits	4,297,000	215,000
Change in valuation allowance[1]	400,000	1,733,000
	$–	$–

Pursuant to Internal Revenue Code Sections 382, use of our tax net operating loss carryforwards may be limited.

ASC 740, “Income Taxes”, clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements, and prescribes recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended March 31, 2014 and 2013, we did not recognize any interest or penalties relating to tax matters.

At and for the years ended March 31, 2014 and 2013, management does not believe the Company has any uncertain tax positions. Accordingly, there are no unrecognized tax benefits at March 31, 2014 or March 31, 2013.

Our tax returns for the years 2010 and forward are subject to examination by the Internal Revenue Service and 2009 and forward by the California Franchise Tax Board. We are currently not under examination by any taxing authorities.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

10. FAIR VALUE MEASUREMENTS

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

The fair value of our recorded derivative liabilities is determined based on unobservable inputs that are not corroborated by market data, which is a Level 3 classification. We record derivative liabilities on our balance sheet at fair value with changes in fair value recorded in our consolidated statements of operations.  Our fair value measurements at the reporting date were as follows:

At March 31, 2014:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities	$–	$–	$10,679,067
Total Assets	$–	$–	$10,679,067

At March 31, 2013:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities	$–	$–	$3,588,239
Total Assets	$–	$–	$3,588,239

The following outlines the significant weighted average assumptions used to estimate the fair value information presented for the fiscal years ended March 31, 2014 and 2013, in connection with our April 2011 convertible note, July & August 2011 10% convertible notes and the September 2011 convertible note offerings and with respect to warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Fiscal Year Ended March 31, 2014
Risk free interest rate	0.02% - 0.79%
Average expected life	0.25 – 2.8 years
Expected volatility	58.0% - 103.1%
Expected dividends	None

Fiscal Year Ended March 31, 2013
Risk free interest rate	0.05% - 1.56%
Average expected life	0.25 – 3.6 years
Expected volatility	76.0% - 107.1%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the year ended March 31, 2014:

	April 1,	Recorded New Derivative	Change in estimated fair value recognized in results	Reclassification of Derivative Liability to Paid in	March 31,
	2013	Liabilities	of operations	capital	2014

Derivative liabilities	$3,588,239	$–	$5,729,780	$1,361,048	$10,679,067

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

11. DARPA CONTRACT AND RELATED REVENUE RECOGNITION

As discussed in Note 1, we entered into a contract with the DARPA on September 30, 2011. Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers. The award from DARPA was a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract. Under the terms of the contract, we will perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.

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

Due to budget restrictions within the Department of Defense, on February 10, 2014, DARPA reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction will reduce the possible payments under the contract by $858,491 over years three through five. We recently completed a rebudgeting of the expected costs on the remaining years of the DARPA contract based on the reduced milestones and have concluded that the reductions in our costs due to the scaled back level of work will almost entirely offset the anticipated revenue levels based on current assumptions.

Fiscal Year Ended March 31, 2014

As a result of achieving eight milestones in the fiscal year ended March 31, 2014, we reported $1,466,482 in contract revenue for that fiscal year. The details of the eight milestones achieved during the fiscal year ended March 31, 2014 were as follows:

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

MARCH 31, 2014 AND 2013

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

Milestone M3 – Conduct a series of experiments aimed at characterizing the contribution of several alternate fluidic designs and methods of perfusing plasma filters and affinity columns in the performance of affinity plasmapheresis. The milestone payment was $195,576. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We demonstrated that we had conducted the relevant series of experiments. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone 2.4.2.1 – Evaluate contribution of manufacturing process variables to binding capacity of affinity resin. The milestone payment was $197,362. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We demonstrated that we had evaluated the contribution of manufacturing process variables to binding capacity of affinity resin. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone 2.4.1.1 – Design and fabricate optimized configuration(s) of hemopurification device(s) that contain(s) a combination of hemofilters, plasma filters and affinity columns. The milestone payment was $186,164. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We demonstrated that we had designed and fabricated optimized configuration of hemopurification devices. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone 2.4.2.3 – Perform biocompatibility tests for the combination ADAPT device to confirm the combination cartridge does not present additional risk. The milestone payment was $78,641. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We demonstrated that we had performed biocompatibility tests for the combination ADAPT device to confirm the combination cartridge does not present additional risk. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Fiscal Year Ended March 31, 2013

As a result of achieving six milestones in the fiscal year ended March 31, 2013, we reported $1,230,004 in contract revenue for that fiscal year. The details of the six milestones achieved during the fiscal year ended March 31, 2013 were as follows:

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

MARCH 31, 2014 AND 2013

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

12. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of the fiscal years ended March 31, 2014 and 2013, we did not deem any unusual or infrequently occurring items or adjustments to be material to our fourth quarter results.

13. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

We entered into an employment agreement with our Chairman of the Board (“Chairman”) effective April 1, 1999. The agreement, which is cancelable by either party upon sixty days’ notice, will be in effect until the Chairman retires or ceases to be employed by us. Under the terms of the agreement, if the Chairman is terminated he may become eligible to receive a salary continuation payment in the amount of at least twelve months' base salary, which was increased to $350,000 per year in June 2014.

We entered into an employment agreement with Dr. Tullis (“Tullis”) effective January 10, 2000 as our Chief Science Officer ("CSO"). Under the terms of the agreement, if Tullis is terminated he may become eligible to receive a salary continuation payment in the amount of twelve months base salary, which is $195,000 per year.

LEASE COMMITMENTS

We currently rent approximately 2,300 square feet of executive office space at 8910 University Center Lane, Suite 660, San Diego, CA 92122 at the rate of $6,475 per month on a four year lease that expires in September 2014. We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $2,917 per month on a two year lease that expires in October 2014.  We are currently searching for new space in the greater San Diego area.

Our Exosome Sciences, Inc. subsidiary rents approximately 2,055 square feet of office and laboratory space at 11 Deer Park Drive, South Brunswick, NJ at the rate of $3,425 per month on a one year lease that expires in October 2014. Our current plans are to renew the lease prior to expiration.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

Rent expense approximated $163,000 and $123,000 for the fiscal years ended March 31, 2014 and 2013, respectively. As of March 31, 2014, commitments under the lease agreements are as follows:

2015
8910 University Center Lane, Suite 660, San Diego, CA 92122 office lease	$43,795

11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 office lease	22,755

11 Deer Park Drive, South Brunswick, NJ	23,975
Total Lease Commitments	$90,525

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

On February 24, 2014, we entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with Gemini Master Fund, Ltd., a Cayman Islands company ("Gemini"), which, among other things, resulted in the dismissal with prejudice of the complaint filed by Gemini against us on July 5, 2012 in the Supreme Court of the State of New York, County of New York, entitled Gemini Master Fund Ltd. v. Aethlon Medical, Inc., Index No. 652358/2012 (the "Complaint").

In the Complaint, Gemini sought relief both in the form of money damages and delivery of shares of our common stock. The Complaint alleged, among other things, that we were in default of a convertible promissory note ("Convertible Note") originally issued to Gemini on February 12, 2010 by failing to pay the Convertible Note in full and by failing to honor certain requests by Gemini to convert the principal and interest under the Convertible Note into shares of our common stock. The Complaint also alleged that we failed to issue shares upon the presentation of exercise notices under warrants originally issued to Gemini in 2009 and 2010 (respectively, the "2009 Warrant" and the "2010 Warrant").

In the Complaint, Gemini alleged it was entitled to 22,389,382 shares of common stock upon conversion of the balance of the Convertible Note and Gemini alleged that it was entitled to receive 30,370,814 shares of common stock pursuant to the 2009 Warrant and the 2010 Warrant, for a combined sum of 52,760,196 common shares.

In response, we provided documentation that the Convertible Note had been paid in full in cash and accepted by Gemini prior to the filing of the Complaint. In addition, we had maintained on our books the total number of shares required to be issued under the 2009 Warrant, the 2010 Warrant and the 2008 Warrant (defined below) combined was 6,359,999 shares.

The Settlement Agreement required us to issue a total of 7,522,854 shares of common stock into an escrow and those shares were to be released to Gemini ratably over a ten-month period. The shares were issued upon partial exercise of the 2009 Warrant and 2010 Warrant as well as under a third warrant, issued by us to Gemini in 2008 (the "2008 Warrant"). No shares were issued as consideration for the alleged default under the Convertible Note or in consideration of the releases granted in the Settlement Agreement. In addition, our insurance company paid Gemini $150,000 in cash. Upon the completion of the share issuances, the 2008 Warrant, the 2009 Warrant and the 2010 Warrants were canceled. In addition, under the Settlement Agreement, the Convertible Note (and any other agreement to pay Gemini or issue stock or anything else of value to Gemini) was extinguished and fully satisfied.

As we previously had 6,359,999 shares of common stock reserved for issuance under the three Warrants described above, the settlement increased our fully diluted shares outstanding by 1,162,855 shares.

Following the performance of the settlement terms described above, a Stipulation of Dismissal was filed with the Court, permanently terminating the litigation. The Settlement Agreement also provided for mutual and full releases of all other claims between Gemini and us.

The Company accrued an estimate of $1,000,000 for such matter at December 31, 2013 and expensed such amount during the quarter ended December 31, 2013. Upon final settlement, management determined that the expense was approximately $583,000. Accordingly, during the fourth quarter of the year ended March 31, 2014, the Company recorded a credit to expense of approximately $417,000 related to this matter.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

14. SEGMENTS

We operate our businesses principally through two reportable segments: Aethlon, which represents our therapeutic business activities, and ESI, which represents our diagnostic business activities. Our reportable segments have been determined based on the nature of the potential products being developed. ESI did not have any operations in the fiscal year ended March 31, 2013.

Aethlon’s revenue is generated primarily from government contracts to date and ESI does not yet have any revenues. We have not included any allocation of corporate overhead to the ESI segment.

The following tables set forth certain information regarding our segments and other operations that conforms to the consolidated balance sheet and statement of operations presented in this Report:

	Fiscal Years Ended March 31,
	2014	2013
Revenues:
Aethlon	$1,623,769	$1,230,004
ESI	–	–
Total Revenues	$1,623,769	$1,230,004

Operating Losses:
Aethlon	$(2,651,863)	$(3,575,354)
ESI	(404,065)	–
Total Operating Loss	$(3,055,928)	$(3,575,354)

Net Losses:
Aethlon	$(13,357,232)	$(4,892,040)
ESI	(81,730)	–
Net Loss Before Non-Controlling Interests	$(13,438,962)	$(4,892,040)

Cash:
Aethlon	$208,259	$125,274
ESI	1,042,020	–
Total Cash	$1,250,279	$125,274

Total Assets:
Aethlon	$597,026	$496,694
ESI	1,098,076	–
Total Assets	$1,695,102	$496,694

Capital Expenditures:
Aethlon	$37,313	$–
ESI	58,743	–
Capital Expenditures	$96,056	$–

Depreciation and Amortization:
Aethlon	$11,549	$10,484
ESI	9,538	–
Total Depreciation and Amortization	$21,087	$10,484

Interest Expense:
Aethlon	$1,282,638	$1,132,314
ESI	4,583	–
Total Interest Expense	$1,287,221	$1,132,314

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

15. SUBSEQUENT EVENTS (UNAUDITED)

Management has evaluated events subsequent to March 31, 2014 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Government Contracts

Subsequent to March 31, 2014, we billed $197,362 under our DARPA contract and billed $62,696 under the Battelle subcontract and we collected $135,376 under both contracts.

Common Stock Issuances

Subsequent to March 31, 2014, we issued 219,127 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.17 per share in payment for internal controls, legal and scientific consulting services valued at $38,268 based on the value of the services provided.

Subsequent to March 31, 2014, we completed unit subscription agreements with seven accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased an aggregate of $320,800 of restricted common stock at an average price of $0.15 per share. The common stock purchase price under the subscription agreement was determined to be 80% of the average closing price of our common stock for the five-day period immediately preceding the date of each subscription agreement, resulting in the issuance of 2,192,444 shares of common stock.

Each Purchaser also received one common stock purchase warrant for each two shares of common stock purchased under his subscription agreement. The warrant exercise price was calculated based upon 120% of the average of the closing prices of our common stock for the five-day period immediately preceding the parties entering into their subscription agreement.

Stock Option Grants

On June 6, 2014, our Board of Directors approved the following grants of options to certain officers and directors of the Company:

•	To Mr. James A. Joyce, an option to acquire an aggregate of 1,500,000 shares of our common stock at an exercise price of $0.19 per share, the closing price of our common stock on the date of grant. The option vested as to 500,000 shares on the grant date and will vest as to an additional 500,000 shares on each of the first two anniversaries of the grant date. Unless earlier exercised or terminated, the option will expire June 6, 2024.

•	To Mr. Rodney S. Kenley, an option to acquire an aggregate of 250,000 shares of our common stock at an exercise price of $0.19 per share, the closing price of our common stock on the date of grant. The option vested as to 83,333 shares on the grant date and will vest as to an additional 83,333 shares on the first anniversary of the grant date and 83,334 shares on the second anniversary of the grant date. Unless earlier exercised or terminated, the option will expire June 6, 2024.

•	To Mr. James B. Frakes, an option to acquire an aggregate of 250,000 shares of our common stock at an exercise price of $0.19 per share, the closing price of our common stock on the date of grant. The option vested as to 83,333 shares on the grant date and will vest as to an additional 83,333 shares on the first anniversary of the grant date and 83,334 shares on the second anniversary of the grant date. Unless earlier exercised or terminated, the option will expire June 6, 2024.

Changes to 2012 Board Compensation Program

In July 2012, the Board approved a Board Compensation Program (the “2012 Program”), which modified and superseded the 2005 Directors Compensation Program that had been in effect previously. On June 6, 2014, the Board approved certain changes to the 2012 Program. Under the modified 2012 Program, in which only non-employee Directors may participate, a new eligible Director will receive an initial grant of $50,000 worth of options to acquire shares of common stock, with such grant being valued at the exercise price based on the average of the closing bid prices of our common stock for the five trading days preceding the first day of the fiscal year. These options will have a term of ten years and will vest 1/3 upon grant and 1/3 upon each of the first two anniversaries of the date of grant.

At the beginning of each fiscal year, each existing Director eligible to participate in the 2012 Program also will receive a grant of $35,000 worth of options valued at the exercise price based on the average of the closing bid prices of the Common Stock for the five trading days preceding the first day of the fiscal year. Such options will vest on the first anniversary of the date of grant. In lieu of per meeting fees, under the 2012 Program eligible Directors will receive an annual Board retainer fee of $30,000. The modified 2012 Program also provides for the following annual retainer fees: Audit Committee Chair - $5,000, Compensation Committee chair - $5,000, Audit Committee member - $4,000, Compensation Committee member - $4,000 and Lead independent director - $15,000.

All of the foregoing actions - the changes in base salaries, the option grants and the changes to the Directors Compensation Program discussed herein - were approved and recommended by the Company’s Compensation Committee prior to approval by the Board.

Convertible Notes Payable – See Note 16 below

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

NOTE 16 – PRO FORMA BALANCE SHEET (UNAUDITED)

Management has presented unaudited pro forma balance sheet information as if the subsequent events discussed below had occurred on March 31, 2014. Such pro forma information is subject to future adjustment as management determines the final accounting for such transactions.

Weiner Note Conversion

On June 24, 2014, we entered into an agreement with the Ellen R. Weiner Family Revocable Trust (the “Trust”), a holder of a Series A 12% Convertible Note (the “Note”) (see Note 5), which previously was classified as being in default. As per the agreement, the Trust converted a past due combined principal and interest balance of $1,003,200 into restricted common stock.

Additionally, the Trust agreed to waive anti-dilution price protection underlying warrants previously issued to the Trust. On June 26, 2014, three other parties who held similar warrants also agreed to waive their anti-dilution price protection. As a result of the debt conversion and elimination of warrant anti-dilution price protection, $3.7 million of our previously classified derivative liability will convert into equity based on the fair value of securities on our fiscal year-end date of March 31, 2014.

As a result of the note conversion and derivative liability reclassification into equity, our balance sheet equity will increase by approximately $4.7 million.

Under its agreement, the Trust converted the entire $1,003,200 past due principal and interest balance on the Note, which previously was in default, into an aggregate of 23,318,254 restricted shares of our common stock and five-year warrants to acquire up to 6,809,524 shares of our common stock at an exercise price of $.042 per share and up to 397,222 shares of our common stock at an exercise price of $.108 per share (collectively, the “Conversion Securities”).

In exchange for the Trust’s conversion in full of the Note and accrued interest and for the waivers of anti-dilution price protection in the previously issued warrants, in addition to the Conversion Securities, we issued to the Trust 75,000 restricted shares of common stock as a service fee, changed the exercise price of all of the previously issued warrants to $.042 per share and extended the expiration date of all of the previously issued warrants to July 1, 2018.

Bird Estate Extension

On July 8, 2014, we entered into a restructuring agreement (the “Agreement”) with the Estate of Allan Bird (the “Estate”), a holder of a Series A 12% Convertible Note (the “Note”), which previously was classified as being in default. In the Agreement, the Estate agreed to extend the expiration date of the Note to April 1, 2016, to convert approximately $116,970 of accrued interest to equity, and to waive anti-dilution price protection underlying the Note and warrants previously issued to the Estate.

•	As a result of the waiver of all anti-dilution price protection by the Estate, we will reclassify to equity $1,238,292 from derivative liability.

•	Also, the execution of the Agreement results in the waiver of anti-dilution price protection under agreements with three other note and warrant holders, which will cause an additional $5,724,761 of derivative liability to be reclassified from liability to equity.

•	In addition, as a result of a note conversion and waiver of anti-dilution price protection previously reported on Form 8-K on June 30, 2014, a combined $4,719,214 of principal, accrued interest and derivative liability has been reclassified into equity.

•	Based on the Agreement, the elimination of antidilution provisions and the note and accrued interest conversions, all previously reported derivative liabilities will be reclassified into equity.

Under the Agreement, the Estate converted the entire $116,970 past due interest balance on the Note, which previously was in default, into an aggregate of 2,591,846 restricted shares of our common stock. The Estate received five-year warrants to acquire up to 2,321,429 shares of our common stock at an exercise price of $.042 per share (which exercise price was the result of certain contractual price adjustments previously made during 2011). Based on our common stock prices during a period of negotiation with the Estate including during calendar year 2013, the Estate also received five-year warrants to acquire up to 135,417 shares of our common stock at an exercise price of $.108 (collectively known as the “Conversion Securities”).

In exchange for the Estate’s extension of the Note, conversion of accrued interest and for the waivers of anti-dilution price protection in the previously issued warrants, in addition to the Conversion Securities, we also issued to the Estate 25,000 restricted shares of common stock as a service fee and extended the expiration date of all of the previously issued warrants to July 1, 2018.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

Pro Forma References

The unaudited pro forma balance sheet information as of March 31, 2014 assumes (1) conversion of one of the Amended and Restated Series A 12% Convertible Notes (the Trust Note) in the principal amount of $660,000 as well as $343,200 of related accrued interest into 23.3 million shares of common stock, (2) the extension of the other Amended and Restated Series A 12% Convertible Note (the Estate Note) and conversion of $116,970 of related accrued interest into 2.6 million shares of common stock, (3) reduction of accrued interest balance by $85,800 for the Trust Note and by $29,280 for the Estate Note, (4) the waiver of price antidilution protection on certain warrants in exchange for an extension on those warrants with a corresponding fair value change based on June 24, 2014 inputs of $96,469 for the Trust warrant extension and based on July 8, 2014 inputs of $29,679 for the Estate warrants, (5) the reclassification of $10,679,067 of our derivative liability into paid in capital based upon the fair value of those derivatives at March 31, 2014, (6) calculation of a loss on the payment of shares and warrants as part of the conversion of accrued interest with an estimated fair value of $1,876,421 to the Trust and $665,571 to the Estate, and (7) the payment of 75,000 restricted shares of common stock to the Trust as a fee, valued at $12,000 and the payment of 25,000 restricted shares of common stock, valued at $4,250.

The following unaudited pro forma information has been prepared as though these subsequent event transactions had occurred on March 31, 2014. The pro forma references refer to the above paragraph.

	Aethlon Medical, Inc. Consolidated			Pro Forma Consolidated
	Balance Sheet	Pro Forma Adjustments		Balance Sheet
	March 31, 2014	Amount	Reference	March 31, 2014

ASSETS

CURRENT ASSETS
Cash	$1,250,279	$–		$1,250,279
Accounts receivable	95,177	–		95,177
Deferred financing costs	83,191	–		83,191
Prepaid expenses	50,699	–		50,699

TOTAL CURRENT ASSETS	1,479,346	–		1,479,346

NON-CURRENT ASSETS
Property and equipment, net	84,279	–		84,279
Patents, net	112,489	–		112,489
Deposits	18,988	–		18,988

TOTAL NONCURRENT ASSETS	215,756	–		215,756

TOTAL ASSETS	$1,695,102	$–		$1,695,102

LIABILITIES AND DEFICIT

CURRENT LIABILITIES
Accounts payable	$517,651	$–		$517,651
Due to related parties	839,070			839,070
Notes payable, net	390,000			390,000
Convertible notes payable, current portion	1,367,655	(885,000)	(1) & (2)	482,655
Derivative liabilities	10,679,067	(10,679,067)	(5)	–
Other current liabilities	1,855,374	(575,250)	(1), (2) &(3)	1,280,124

TOTAL CURRENT LIABILITIES	15,648,817	(12,139,317)		3,509,500

NONCURRENT LIABILITIES
Convertible notes payable, non-current portion	776,451	225,000	(2)	1,001,451
TOTAL NONCURRENT LIABILITIES	776,451	225,000		1,001,451

TOTAL LIABILITIES	16,425,268	(11,914,317)		4,510,951

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Common stock	224,984	26,010	(1), (5), (6) & (7)	250,994
Additional paid in capital	59,659,137	14,457,617	(1), (4), (5), (6) & (7)	74,116,754
Accumulated deficit	(74,832,557)	(2,569,310)	(2), (3), (4), (5), (6) & (7)	(77,401,867)

TOTAL AETHLON MEDICAL, INC. STOCKHOLDERS' DEFICIT	(14,948,436)	11,914,317		(3,034,119)

Noncontrolling interests	218,270	–		218,270

TOTAL DEFICIT	(14,730,166)	11,914,317		(2,815,849)

TOTAL LIABILITIES AND DEFICIT	$1,695,102	$–		$1,695,102

