Form 10-Q
period 2014-06-30
AETHLON MEDICAL INC
filed 2014-08-14
CIK 882291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 12, 2014, the registrant had outstanding 261,096,690 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$807,330	$1,250,279
Accounts receivable	11,096	95,177
Deferred financing costs	77,749	83,191
Prepaid expenses and other current assets	41,855	50,699
Total current assets	938,030	1,479,346

Property and equipment, net	77,232	84,279
Patents and patents pending, net	110,198	112,489
Deposits	18,988	18,988
Total assets	$1,144,448	$1,695,102

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$658,185	$517,651
Due to related parties	818,070	839,070
Notes payable	390,000	390,000
Convertible notes payable, current portion	482,655	1,367,655
Derivative liabilities	–	10,679,067
Other current liabilities	1,314,943	1,855,374
Total current liabilities	3,663,853	15,648,817

Noncurrent liabilities
Convertible notes payable, noncurrent portion	1,001,451	776,451
Total noncurrent liabilities	1,001,451	776,451

Total liabilities	4,665,304	16,425,268

Commitments and Contingencies (Note 13)

Stockholders' Deficit
Common stock, par value $0.001 per share; 500,000,000 shares authorized as of June 30, 2014 and March 31, 2014; 253,395,651 and 224,973,980 shares issued and outstanding as of June 30, 2014 and March 31, 2014, respectively	253,394	224,984
Additional paid-in capital	74,544,327	59,659,137
Accumulated deficit	(78,488,496)	(74,832,557)
Total Aethlon Medical, Inc. stockholders’ deficit before noncontrolling interests	(3,690,775)	(14,948,436)

Noncontrolling interests	169,919	218,270

Total deficit	(3,520,856)	(14,730,166)

Total liabilities and deficit	$1,144,448	$1,695,102

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
REVENUES

Government contract revenue	$51,296	$195,596

OPERATING EXPENSES

Professional fees	401,613	324,070
Payroll and related	620,686	458,631
General and administrative	201,005	196,693
Total operating expenses	1,223,304	979,394
OPERATING LOSS	(1,172,008)	(783,798)

OTHER EXPENSE (INCOME)
Gain on change in fair value of derivative liability	–	(609,125)
Interest and other debt expenses	78,654	106,096
Interest income	–	(60)
Loss on settlement of notes	2,453,630	22,789
Total other (income) expense	2,532,284	(480,300)
NET LOSS BEFORE NONCONTROLLING INTERESTS	(3,704,292)	(303,498)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(48,351)	–

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,655,941)	$(303,498)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	227,112,657	176,221,634

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Cash flows from operating activities:
Net loss	$(3,704,292)	$(303,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,338	2,436
Stock based compensation	170,887	115,788
Fair market value of common stock, warrants and options issued for services	38,268	21,750
Change in fair value of derivative liabilities	–	(609,125)
Loss on settlement of notes	2,465,630	22,789
Amortization of debt discount and deferred financing costs	9,942	2,896
Changes in operating assets and liabilities:
Accounts receivable	84,081	208,781
Prepaid expenses and other current assets	8,844	(4,250)
Accounts payable and other current liabilities	174,553	258,104
Due to related parties	(21,000)	62,708
Net cash used in operating activities	(763,749)	(221,621)

Cash flows from financing activities:
Proceeds from the issuance of common stock	320,800	128,000
Net cash provided by financing activities	320,800	128,000

Net decrease in cash	(442,949)	(93,621)

Cash at beginning of period	1,250,279	125,274

Cash at end of period	$807,330	$31,653

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$–	$2,821

Supplemental disclosures of non-cash investing and financing activities:

Debt and accrued interest converted to common stock	$660,000	–

Reclassification of warrant derivative liability into equity	$10,679,067	$45,081

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2014

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2014 was derived from our audited financial statements. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending March 31, 2015. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2014, which includes audited financial statements and footnotes as of March 31, 2014 and 2013 and for the years then ended.

NOTE 2. LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at June 30, 2014 are in default on certain debt agreements, have negative working capital of approximately $2,726,000, and an accumulated deficit of approximately $78,488,000. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the fiscal year ending March 31, 2015 through debt and/or equity financing arrangements as well as through revenues and related cash receipts under our government contracts (see Note 12).

During the June 2014 quarter, we converted a past due convertible note in the amount of $660,000 and related accrued interest into equity and also restructured and extended a formerly past due convertible note in the amount of $225,000. Those actions allowed us to reclassify our derivative liability in the amount of $10,679,067 into equity.

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

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned and controlled subsidiary, ESI. All significant intercompany balances and transactions have been eliminated in consolidation. The Company classifies the noncontrolling interests in ESI as part of consolidated net loss in the three months ended June 30, 2014 and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity. During the fiscal year ended March 31, 2014, Aethlon Medical, Inc. reduced its ownership percentage to 80% by ESI’s issuance of 300,000 shares of ESI common stock in exchange for cash of $1,500,000. If a change in ownership of ESI results in loss of control and deconsolidation, any retained ownership interest will be remeasured with the gain or loss reported in our statement of operations.

The losses at ESI during the three months ended June 30, 2014 reduced the noncontrolling interests on our consolidated balance sheet by $48,351 from $218,270 at March 31, 2014 to $169,919 at June 30, 2014.

USE OF ESTIMATES

We prepare our condensed consolidated financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, realization of long-lived assets, estimating fair value associated with debt and equity transactions and valuation of deferred tax assets. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Accounting standards define "cash and cash equivalents" as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest to be cash equivalents. As of June 30, 2014 and March 31, 2014, we had no assets that were classified as cash equivalents.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at two financial institutions in checking accounts and related cash management accounts. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Our June 30, 2014 cash balances were approximately $557,000 over such insured amount. We do not believe that the Company is exposed to any significant risk with respect to its cash.

All of our accounts receivable at June 30, 2014 and March 31, 2014 and all of our revenue in the three month periods ended June 30, 2014 and 2013 were directly from the U.S. Department of Defense or from a subcontract under Battelle, which is a prime contractor with the U.S. Department of Defense, and as such no allowance for uncollectable accounts receivable is deemed necessary at June 30, 2014 or March 31, 2014.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of our cash, accounts receivable, accounts payable, and other current liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the notes payable approximates their fair value due to the short maturity of the notes and since the interest rate approximates current market interest rates for similar instruments.

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

See Note 9 with respect to derivative liabilities.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the three month periods ended June 30, 2014 and 2013.

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

As of June 30, 2014 and 2013, a total of 141,225,399 and 138,279,424 potential common shares, consisting of shares underlying outstanding stock options, warrants and convertible notes payable were excluded as their inclusion would be antidilutive.

SEGMENTS

Historically, we operated in one segment that was based on our development of therapeutic devices. However in the December 2013 quarter, we initiated the operations of ESI to develop diagnostic tests. As a result, we now operate in two segments, Aethlon for therapeutic applications and ESI for diagnostic applications (See Note 14).

DEFERRED FINANCING COSTS

Costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt using the effective interest method.  We recorded amortization expense related to our deferred offering costs of $9,942 and $863 during the three month periods ended June 30, 2014 and 2013, respectively.

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

Battelle Subcontract -- We entered into a subcontract agreement with Battelle Memorial Institute (“Battelle”) in March 2013. Battelle was chosen by DARPA to be the prime contractor on the systems integration portion of the original DARPA contract and we are one of several subcontractors on that systems integration project. The Battelle subcontract is cost-reimbursable under a time and materials basis. We began generating revenues under the subcontract during the three months ended September 30, 2013.

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

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on loss per common share during the years ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Vesting of Stock Options	$170,887	$50,387
Incremental fair value of option Modifications	–	957
Vesting Expense Associated with CEO Restricted Stock Grant	–	64,444
Total Stock-Based Compensation Expense	$170,887	$115,788

Basic and diluted loss per common share	$(0.00)	$(0.00)

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

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended June 30, 2014 was insignificant.

PATENTS

Patents include both foreign and domestic patents. There were several patents pending at June 30, 2014. We capitalize the cost of patents and patents pending, some of which were acquired, and amortize such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. The unamortized costs of patents and patents pending are subject to our review for impairment under our long-lived asset policy above.

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

REGISTRATION PAYMENT ARRANGEMENTS

We account for contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement separately from any related financing transaction agreements, and any such contingent obligations are recognized only when it is determined that it is probable we will become obligated for future payments and the amount, or range of amounts, of such future payments can be reasonably estimated.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred approximately $347,000 and $338,000 of research and development expenses for the three month periods ended June 30, 2014 and 2013, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

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

NOTE 4. NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2014		March 31, 2014
	Principal Balance	Accrued Interest	Principal Balance	Accrued Interest
12% Notes payable, past due	$185,000	$360,750	$185,000	$353,813
10% Note payable, past due	5,000	6,500	5,000	6,375
Directors’ Note(s)	200,000	19,516	200,000	14,516
Total	$390,000	$386,766	$390,000	$374,704

During the three months ended June 30, 2014, we recorded interest expense of $12,062 related to the contractual interest rates of our notes payable.

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On April 21, 2010, a holder of $100,000 of the 12% Notes converted his principal balance and $71,758 of accrued interest into 687,033 shares of common stock at an agreed conversion price of $0.25 per share. At June 30, 2014, the 12% Notes were past due, in default, and bearing interest at the default rate of 15%.

10% NOTES

At June 30, 2014, one 10% Note in the amount of $5,000, which is past due and in default, remained outstanding and it bears interest at the default rate of 15%.

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

The holder of the second Note agreed to extend the expiration date of his Note to July 31, 2014 and then subsequent to June 30, 2014, he converted his principal of $200,000 and accrued interest of $20,349 into 2,503,966 shares of our common stock per conversion formula of the note (see Note 15).

5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consisted of the following at June 30, 2014:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable – Current Portion:
2008 10% Convertible Notes, past due	$25,000	$–	$25,000	$20,104
October & November 2009 10% Convertible Notes	50,000	–	50,000	27,347
April 2010 10% Convertible Note	75,000	–	75,000	33,313
July and August 2011 10% Convertible Notes, past due	257,655	–	257,655	99,918
Law Firm Note	75,000	–	75,000	8,542
Total – Convertible Notes Payable – Current Portion	482,655	–	482,655	189,224

Convertible Notes Payable – Non-Current Portion:
Amended and Restated Series A 12% Convertible Notes	225,000	–	225,000	4,500
September 2010 12% Convertible Notes	317,072	–	317,072	44,546
April 2011 12% Convertible Notes	448,448	–	448,448	25,571
September 2011 12% Convertible Notes	10,931	–	10,931	328
Total – Convertible Notes Payable – Non-Current Portion	1,001,451	–	776,451	74,945
Total Convertible Notes Payable	$1,484,106	$–	$1,484,106	$264,169

There were no discounts remaining on any of our Convertible Notes Payable as of June 30, 2014.

During the three months ended June 30, 2014, we recorded interest expense of $42,456 related to the contractual interest rates of our convertible notes and interest expense of $9,942 related to the amortization of deferred financing costs related to the convertible notes for a total credit of $61,882. The credit related to the conversion and restructuring of the Amended and Restated Series A 12% Convertible Notes (see below).

Convertible Notes Payable consisted of the following at March 31, 2014:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable – Current Portion:
Amended and Restated Series A 12% Convertible Notes, past due	$885,000	$–	$885,000	$575,250
2008 10% Convertible Notes, past due	25,000	–	25,000	19,167
October & November 2009 10% Convertible Notes	50,000	–	50,000	26,097
April 2010 10% Convertible Note	75,000	–	75,000	31,438
July and August 2011 10% Convertible Notes, past due	257,655	–	257,655	90,256
Law Firm Note	75,000	–	75,000	7,604
Total – Convertible Notes Payable – Current Portion	1,367,655	–	1,367,655	749,812

Convertible Notes Payable – Non-Current Portion:
September 2010 12% Convertible Notes	317,072	–	317,072	35,034
April 2011 12% Convertible Notes	448,448	–	448,448	12,117
September 2011 12% Convertible Notes	10,931	–	10,931	–
Total – Convertible Notes Payable – Non-Current Portion	776,451	–	776,451	47,151
Total Convertible Notes Payable	$2,144,106	$–	$2,144,106	$796,963

There were no discounts remaining on any of our Convertible Notes Payable as of March 31, 2014.

AMENDED AND RESTATED SERIES A 12% CONVERTIBLE NOTES

In June 2010, we entered into Amended and Restated Series A 12% Convertible Promissory Notes (the "Amended and Restated Notes") with the holders of certain promissory notes previously issued by us, extending the due date to December 31, 2010 on the aggregate principal balance of $900,000. During the fiscal year ended March 31, 2013, the holders of $15,000 of the Notes converted their principal and related accrued interest into common stock. The balance remaining at March 31, 2014 was $885,000 and was past due.

Weiner Note Conversion

On June 24, 2014, we entered into an agreement with the Ellen R. Weiner Family Revocable Trust (the “Trust”), a holder of a Series A 12% Convertible Note (the “Note”), which previously was classified as being in default. As per the agreement, the Trust converted past due principal of $660,000 and accrued interest balance of $343,200 into restricted common stock.

Additionally, the Trust agreed to waive anti-dilution price protection underlying warrants previously issued to the Trust. On June 26, 2014, three other parties who held similar warrants also agreed to waive their anti-dilution price protection.

Under its agreement, the Trust converted the entire $1,003,200 past due principal and interest balance on the Note, which previously was in default, into an aggregate of 23,318,254 restricted shares of our common stock and five-year warrants to acquire up to 6,809,524 shares of our common stock at an exercise price of $.042 per share (which exercise price was the result of certain contractual price adjustments previously made during 2011) and up to 397,222 shares of our common stock at an exercise price of $.108 per share (collectively, the “Conversion Securities”). Based on the fair value of the warrants and shares issued to the Trust for the accrued interest, we recorded a loss on settlement of notes of $1,791,421.

In exchange for the Trust’s conversion in full of the Note and accrued interest and for the waivers of anti-dilution price protection in the previously issued warrants, in addition to the Conversion Securities, we issued to the Trust 75,000 restricted shares of common stock as a service fee, changed the exercise price of all of the previously issued warrants to $.042 per share and extended the expiration date of all of the previously issued warrants to July 1, 2018. We valued the 75,000 share service fee at $12,000 based on our closing price on the date of the agreement and recorded that value as interest expense during the June 2014 period.

Bird Estate Extension

On July 8, 2014, we executed a written restructuring agreement (the “Agreement”) with the Estate of Allan Bird (the “Estate”), a holder of a Series A 12% Convertible Note (the “Note”), which previously was classified as being in default. Since the negotiations for the Agreement were completed in the month of June, we recorded the impact of the Agreement as of June 30, 2014. In the Agreement, the Estate agreed to extend the expiration date of the Note to April 1, 2016, to convert approximately $116,970 of accrued interest to equity, and to waive anti-dilution price protection underlying the Note and warrants previously issued to the Estate.

Under the Agreement, the Estate converted the entire $116,970 past due interest balance on the Note, which previously was in default, into an aggregate of 2,591,846 restricted shares of our common stock. The Estate received five-year warrants to acquire up to 2,321,429 shares of our common stock at an exercise price of $.042 per share (which exercise price was the result of certain contractual price adjustments previously made during 2011). Based on our common stock prices during a period of negotiation with the Estate including during calendar year 2013, the Estate also received five-year warrants to acquire up to 135,417 shares of our common stock at an exercise price of $.108 (collectively known as the “Conversion Securities”). Based on the fair value of the warrants and shares issued to the Estate for the accrued interest, we recorded a loss on settlement of notes of $663,209.

In exchange for the Estate’s extension of the Note, conversion of accrued interest and for the waivers of anti-dilution price protection in the previously issued warrants, in addition to the Conversion Securities, we also issued to the Estate 25,000 restricted shares of common stock as an extension fee and extended the expiration date of all of the previously issued warrants to July 1, 2018. We valued the 25,000 share extension fee at $4,500 based on our closing price and recorded that value as a deferred financing cost, which we will amortize over the extended two year life of the note.

2008 10% CONVERTIBLE NOTES

One 2008 10% Convertible Note in the amount of $25,000 which matured in January 2010 remained outstanding and past due at June 30, 2014. Such note is convertible into our common stock at $0.50 per share. We are recording interest at the default rate of 15%.

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

The following table shows the conversions into principal of the October and November 2009 Convertible Notes by fiscal year:

Activity in October & November 2009 10% Convertible Notes
Initial principal balance	$450,250
Conversions during the fiscal year ended March 31, 2010	(70,000)
Conversions during the fiscal year ended March 31, 2011	(175,000)
Conversions during the fiscal year ended March 31, 2012	(130,250)
Conversions during the fiscal year ended March 31, 2013	(25,000)
Conversions during the fiscal year ended March 31, 2014	--
Conversions during the three months ended June 30, 2014	--
Balance as of June 30, 2014	$50,000

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

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes. We amortized this discount using the effective interest method over the term of the note. As of June 30, 2014, there have not been any conversions of the April 2010 10% Convertible Note.

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

The following table shows the activity in the September 2010 10% Convertible Notes by fiscal year:

Activity in the September 2010 10% Convertible Notes
Initial principal balance	$743,600
Conversions during the fiscal year ended March 31, 2012	(405,500)
Conversions during the fiscal year ended March 31, 2013	(30,000)
Conversions during the fiscal year ended March 31, 2014	(25,000)
Increase in principal balance due to 12% extension fee	33,972
Conversions during the three months ended June 30, 2014	--
Balance as of June 30, 2014	$317,072

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

As of June 30, 2014, there have not been any conversions of the April 2011 10% Convertible Notes and the 12% extension fee noted above increased the principal balance by $48,048 to a principal balance of $448,448.

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

At June 30, 2014, the remaining outstanding principal balance was $257,655, all of which was in default. We are recording interest at the default interest rate of 15%.

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

The following table shows the conversions into principal of the September 2011 Convertible Notes by fiscal year:

Activity in the September 2011 Convertible Notes
Initial principal balance	$253,760
Conversions during the fiscal year ended March 31, 2012	(15,000)
Conversions during the fiscal year ended March 31, 2013	(60,000)
Conversions during the fiscal year ended March 31, 2014	(169,000)
Increase in principal balance due to extension fee	1,171
Conversions during the three months ended June 30, 2014	--
Balance as of June 30, 2014	$10,931

Subsequent to June 30, 2014, the investor converted out the remaining principal and accrued interest into our common stock (see Note 15).

LAW FIRM NOTE

On March 22, 2012, we entered into a Promissory Note with our corporate law firm for the amount of $75,000, which represented the majority of the amount we owed to that firm at that time. The Promissory Note originally had a maturity date of December 31, 2012 and bears interest at 5% per annum. The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.08 per share. The holder subsequently agreed to extend the Maturity Date of the Note first to October 1, 2013, then to September 30, 2013, and now the expiration date of this note is again extended to October 1, 2014. As of June 30, 2014, there have not been any conversions of the Law Firm Note.

6. EQUITY TRANSACTIONS

COMMON STOCK AND WARRANTS

Aethlon Medical, Inc. Equity Transactions in the Three Months Ended June 30, 2014

In the three months ended June 30, 2014, we completed unit subscription agreements with seven accredited investors pursuant to which we issued 2,192,444 shares of our common stock and 1,096,222 warrants to purchase our common stock for net cash proceeds of $320,800. Such warrants have exercise prices ranging from $0.193 to $0.236 per share.

As discussed above in Note 5, during the three months ended June 30, 2014, we issued stock to the holder of one of the Series A 12% Convertible Notes 15,714,286 shares of restricted common in exchange for the conversion in full of the $660,000 principal balance of that note, 7,603,968 shares of restricted common stock in exchange for conversion of $343,200 of accrued interest and 75,000 shares of restricted common stock as a restructuring fee. During that period, we also issued the other holder of the Series A 12% Convertible Notes 2,591,846 shares of restricted common stock in exchange for conversion of $116,970 of accrued interest and 25,000 shares of restricted common stock as a restructuring fee.

During the three months ended June 30, 2014, we issued 219,127 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.17 per share in payment for legal services, internal controls consulting services and regulatory consulting services collectively valued at $38,268 based on the value of the services provided.

7. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. These unsecured and non-interest-bearing liabilities have been included as due to related parties in the accompanying consolidated balance sheets.

Other related party transactions are disclosed elsewhere in these notes to consolidated financial statements.

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	June 30,	March 31,
	2014	2014
Accrued interest	$645,404	$1,165,335
Accrued legal fees	179,465	179,465
Accrued liquidated damages	362,800	362,800
Other accrued liabilities	127,274	147,774
Total other current liabilities	$1,314,943	$1,855,374

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $472,656 (as identified in Notes 4 and 5 above) have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At June 30, 2014, we had accrued interest in the amount of $487,273 associated with these defaulted notes in accrued liabilities payable (see Notes 4 and 5).

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

At June 30, 2014, we no longer had any derivative liabilities as all of the holders of the financial instruments that had price antidilution protection waived such price antidilution protection.

Our fair value measurements at the March 31, 2014 reporting date are classified based on the valuation technique level noted in the table below:

Description	March 31, 2014	Quoted Prices in Active Markets for (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Derivative Liabilities	$10,679,067	$–	$–	$10,679,067
Total Assets	$10,679,067	$–	$–	$10,679,067

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Three Months Ended June 30, 2013
Risk free interest rate	0.04% - 0.75%
Average expected life	0.25 – 3.2 years
Expected volatility	58.0% - 102.8%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the three months ended June 30, 2014:

	April 1, 2014	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	Reclassification of Derivative Liability to Paid in capital	June 30, 2014

Derivative liabilities	$10,679,067	$–	$–	$(10,679,067)	$–

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the three months ended June 30, 2013:

	April 1, 2013	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	Reclassification of Derivative Liability to Paid in capital	June 30, 2013

Derivative liabilities	$3,588,239	$–	$(609,125)	$(92,857)	$2,886,257

10. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Vesting of stock options	$170,887	$50,387
Incremental fair value of option modifications	–	957
Vesting expense associated with CEO restricted stock grant	–	64,444
Total stock-based compensation expense	$170,887	$115,788

Basic and diluted loss per common share	$(0.00)	$(0.00)

All of the stock-based compensation expense recorded during the three months ended June 30, 2014 and 2013, which totaled $170,887 and $115,788, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the three months ended June 30, 2014 and 2013 had no impact on basic and diluted loss per common share.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended June 30, 2014 was insignificant.

On June 6, 2014, our Board of Directors approved the following grants of options to certain officers and directors of the Company:

☐	To Mr. James A. Joyce, an option to acquire an aggregate of 1,500,000 shares of our common stock at an exercise price of $0.19 per share, the closing price of our common stock on the date of grant. The fair value of this stock option at the date of grant was $246,000. The option vested as to 500,000 shares on the grant date for a vesting expense of $82,000 and will vest as to an additional 500,000 shares on each of the first two anniversaries of the grant date. Unless earlier exercised or terminated, the option will expire June 6, 2024.

☐	To Mr. Rodney S. Kenley, an option to acquire an aggregate of 250,000 shares of our common stock at an exercise price of $0.19 per share, the closing price of our common stock on the date of grant. The fair value of this stock option at the date of grant was $41,000. The option vested as to 83,333 shares on the grant date for a vesting expense of $13,667 and will vest as to an additional 83,333 shares on the first anniversary of the grant date and 83,334 shares on the second anniversary of the grant date. Unless earlier exercised or terminated, the option will expire June 6, 2024.

☐

To Mr. James B. Frakes, an option to acquire an aggregate of 250,000 shares of our common stock at an exercise price of $0.19 per share, the closing price of our common stock on the date of grant. The fair value of this stock option at the date of grant was $41,000. The option vested as to 83,333 shares on the grant date for a vesting expense of $13,667 and will vest as to an additional 83,333 shares on the first anniversary of the grant date and 83,334 shares on the second anniversary of the grant date. Unless earlier exercised or terminated, the option will expire June 6, 2024.

☐	To Dr. Richard H. Tullis, an option to acquire an aggregate of 50,000 shares of our common stock at an exercise price of $0.19 per share, the closing price of our common stock on the date of grant. The fair value of this stock option at the date of grant was $8,200. The option vested as to 16,667 shares on the grant date for a vesting expense of $2,733 and will vest as to an additional 16,667 shares on the first anniversary of the grant date and 16,666 shares on the second anniversary of the grant date. Unless earlier exercised or terminated, the option will expire June 6, 2024.

In addition to the above grants to our officers, on June 6, 2014, our Board of Directors also approved the grant of options to five employees to acquire an aggregate of 370,000 shares of our common stock at an exercise price of $0.19 per share, the closing price of our common stock on the date of grant. The aggregate fair value of those stock options at the date of grant was $60,680. Those options vested as to 123,333 shares on the grant date for a vesting expense of $20,227 and will vest as to an additional 123,333 shares on the first anniversary of the grant date and 123,334 shares on the second anniversary of the grant date. Unless earlier exercised or terminated, the option will expire June 6, 2024.

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

As a result of the modified 2012 Program on June 6, 2014, we issued 184,211 stock options to each of our three outside directors. Those grants vest over the fiscal year ending March 31, 2015 and have an exercise price of $0.19 per share.

All of the foregoing actions - the changes in base salaries, the option grants and the changes to the Directors Compensation Program discussed herein - were approved and recommended by the Company’s Compensation Committee prior to approval by the Board.

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to stock option grants utilizing the Binomial Lattice option pricing models at, and during the three months ended June 30, 2014:

Risk free interest rate	2.6%
Average expected life	10 years
Expected volatility	90.23%
Expected dividends	None

The expected volatility was based on the historic volatility. The expected life of options granted was based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

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

The expected volatility was based on the historic volatility. The expected life of options granted was based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

Options outstanding that have vested and are expected to vest as of June 30, 2014 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Vested	23,356,728	$0.27	2.34
Expected to vest	5,749,310	$0.14	9.25
Total	29,106,038

A summary of stock option activity during the three months ended June 30, 2014 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2014	26,133,407	$0.076 - $0.41	$0.25
Exercised	–	–
Granted	2,972,632	0.19	$0.19
Cancelled/Expired	–	–
Stock options outstanding at June 30, 2014	29,106,038	$0.076 - $0.41	$0.24
Stock options exercisable at June 30, 2014	23,356,728	$0.076 - $0.41	$0.27

At June 30, 2014, there was approximately $587,576 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 4.49 years.

On June 30, 2014, our stock options had a negative intrinsic value since the closing price on that date of $0.18 per share was below the weighted average exercise price of our stock options.

11. WARRANTS

A summary of warrant activity during the three months ended June 30, 2014 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2014	70,709,475	$0.042 - $0.25	$0.13
Exercised	–	–
Issued	10,759,815	$0.241 - $0.042	$0.06
Cancelled/Expired	–	–
Warrants outstanding at June 30, 2014	81,469,290	$0.07 - $0.25	$0.10
Warrants exercisable at June 30, 2014	81,469,290	$0.07 - $0.25	$0.10

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models at, and during the three months ended June 30, 2014:

Risk free interest rate	1.53% - 1.70%
Average expected life	5 years
Expected volatility	95.0% - 95.2%
Expected dividends	None

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

We did not invoice DARPA for any milestones in the three months ended June 30, 2014 although we did invoice and receive a milestone in July 2014 (see Note 15).

In the three months ended June 30, 2013, we invoiced the US Government for the twelfth milestone under our DARPA contract in the amount of $195,596 and received that payment. The details of that milestone were as follows:

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

13. COMMITMENTS AND CONTINGENCIES

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

Rent expense approximated $37,000 and $26,000 for the three month periods ended June 30, 2014 and 2013, respectively.

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

14. SEGMENTS

We operate our businesses principally through two reportable segments: Aethlon, which represents our therapeutic business activities, and ESI, which represents our diagnostic business activities. Our reportable segments have been determined based on the nature of the potential products being developed. ESI did not have any operations in the three months ended June 30, 2013.

Aethlon’s revenue is generated primarily from government contracts to date and ESI does not yet have any revenues. We have not included any allocation of corporate overhead to the ESI segment.

The following tables set forth certain information regarding our segments and other operations that conforms to the consolidated balance sheet and statement of operations presented in this Report:

	Three Months Ended June 30,
	2014	2013
Revenues:
Aethlon	$51,296	$195,596
ESI	–	–
Total Revenues	$51,296	$195,596

Operating Losses:
Aethlon	$(930,252)	$(783,798)
ESI	(241,756)	–
Total Operating Loss	$(1,172,008)	$(783,798)

Net Losses:
Aethlon	$(3,462,536)	$(303,498)
ESI	(241,756)	–
Net Loss Before Non-Controlling Interests	$(3,704,292)	$(303,498)

Cash:
Aethlon	$45,704	$31,653
ESI	761,626	–
Total Cash	$807,330	$31,653

Total Assets:
Aethlon	$294,662	$195,243
ESI	849,786	–
Total Assets	$1,144,448	$195,243

Capital Expenditures:
Aethlon	$–	$–
ESI	–	–
Capital Expenditures	$–	$–

Depreciation and Amortization:
Aethlon	$4,442	$2,436
ESI	4,896	–
Total Depreciation and Amortization	$9,338	$2,436

Interest Expense:
Aethlon	$(35,626)	$106,096
ESI	–	–
Total Interest Expense	$(35,626)	$106,096

15. SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2014 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Government Contracts

Subsequent to June 30, 2014, we billed and collected $197,362 under our DARPA contract, and under the Battelle subcontract we billed $23,041 and we collected $22,496.

Common Stock Issuances

Subsequent to June 30, 2014, we issued 276,935 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.14 per share in payment for legal and scientific consulting services valued at $39,170 based on the value of the services provided.

Subsequent to June 30, 2014, we issued 309,301 shares of restricted common stock at an average price of $0.24 per share in payment for investor relations consulting services valued at $75,000 based on the value of the services provided.

Subsequent to June 30, 2014, we issued 1,937,505 shares of restricted common stock to the holders of three convertible notes in exchange for the partial or full conversion of principal and interest in the aggregate amount of $81,375 at a conversion price of $0.042 per share.

On July 24, 2014, we issued an aggregate of 2,503,966 shares of restricted common stock and a seven-year warrant to issue up to 1,251,983 shares of common stock at an exercise price of $0.132 per share to Dr. Chetan Shah, a director. The common stock and warrant were issued to Dr. Shah upon the conversion of an aggregate of $220,349 of unpaid principal and accrued interest due under a 10% Convertible Note previously issued to Dr. Shah by us on July 9, 2013.

Subsequent to June 30, 2014, four investors received 2,673,231 shares of restricted common stock through the cash exercise of eight warrants for $259,474 of cash at an average exercise price of approximately $0.10 per share. As an inducement to those investors, we issued them replacement warrants to acquire up to an aggregate of 2,673,231 shares of common stock on the same terms as the warrants they exercised.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

Revenues

We recorded government contract revenue in the three months ended June 30, 2014 and 2013.  This revenue arose from work performed under our government contract with DARPA and our subcontract with Battelle as follows:

	Three Months Ended 6/30/14	Three Months Ended 6/30/13	Change in Dollars
DARPA Contract	$–	$195,596	$(195,596)
Battelle Subcontract	51,296	–	51,296
Total Government Contract Revenue	$51,296	$195,596	$(144,300)

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

Revenues

During the three months ended June 30, 2014 we did not invoice DARPA for any milestones while in the three months ended June 30, 2013, we did invoice DARPA for a milestone payment in the amount of $195,596.

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2014 were $1,223,304 in comparison with $979,394 for the comparable quarter a year ago.  This increase of $243,910, or 24.9%, was due to increases in payroll and related expenses of $162,055, increases in professional fees of $77,543 and increases in general and administrative expenses of $4,312.

The $162,055 increase in payroll and related expenses was primarily due to the ESI payroll of $123,711. Another significant factor was an increase in stock-based compensation of $55,099 due to vesting of stock option grants issued in July 2013 and June 2014. Cash-based compensation at Aethlon actually decreased by $16,755 from the 2013 period.

The $77,543 increase in our professional fees was partially due to ESI professional fees of $67,044 and an increase of $60,446 for non-DARPA-related professional fees at Aethlon. Those increases at Aethlon were primarily due to a $20,000 increase in Directors’ fees, a $23,198 increase in fees for contract manufacturing of cartridges and a $19,642 increase in legal fees, largely due to increased patent-related activity. Those increases were offset by a decrease in DARPA-related professional fees of $49,947.

The $4,312 increase in general and administrative expenses was primarily due to general and administrative expenses at ESI of $51,001. We also had an increase of $11,974 in our non-DARPA-related general and administrative expenses. Those increases were largely offset by a decrease in our DARPA-related general and administrative expenses of $58,663.

Other (Income) Expense

Other (income) expense consists primarily of losses on extinguishment of debt, the change in the fair value of our derivative liability, other expense and interest expense. Other (income) expense for the three months ended June 30, 2014 was other expense of $2,532,284 in comparison with other income of $480,300 for the comparable quarter a year ago.

Loss on Extinguishment of Debt

We recorded a loss on extinguishment of debt of $2,453,630 for the three months ended June 30, 2014. This loss arose from payments of accrued interest on our 12% Series A convertible notes that were in the form of units (common stock plus warrants). The loss was calculated based on the fair value of the warrants and shares issued in the unit payments less the accrued interest that was paid. The three months ended June 30, 2013 contained a $22,789 loss on settlement of accrued interest and damages.

Change in Fair Value of Derivative Liability

We did not record a change in the fair value of derivative liabilities in the three months ended June 30, 2014 since we believe the fair value did not change significantly between March 31, 2014 and the date of subsequent extinguishment of all of our derivative liabilities in June 2014. All of the holders of notes and warrants that had price antidilution protection have waived such protection.

For the three months ended June 30, 2013, the change in the estimated fair value of derivative liability was a gain of $609,125.

Interest Expense

Interest expense was $78,654 for the three months ended June 30, 2014 compared to $106,096 in the corresponding prior period, a decrease of $27,442. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	6/30/14	6/30/13	Change
Interest Expense	$56,712	$103,200	$(46,488)
Amortization of Deferred Financing Costs	9,942	863	9,079
Note Restructuring Expense	12,000	–	12,000
Amortization of Note Discounts	–	2,033	(2,033)
Total Interest Expense	$78,654	$106,096	$(27,442)

As noted in the above table, the most significant factor in the $27,442 decrease in interest expense was the $46,488 decrease in the interest expense that was primarily due to lower levels of notes outstanding in the 2014 period. Other smaller factors in the change in our total interest was an increase in the amortization of deferred financing costs of $9,079 and a note restructuring expense of $12,000 related to the restructuring of the 12% Series A convertible notes, which were partially offset by a reduction in the amortization of note discounts.

Net Loss

As a result of the increased expenses noted above, our net loss before noncontrolling interests increased from approximately $303,000 to approximately $3,704,000 for the quarters ended June 30, 2014 and 2013, respectively.

Basic and diluted loss attributable to common stockholders were ($0.02) for the three month period ended June 30, 2014 compared to ($0.00) for the period ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, we had a cash balance of $807,330 and a working capital deficit of $2,725,823. This compares to a cash balance of $1,250,279 and a working capital deficit of $14,169,471 at March 31, 2014. Between July 1, 2014 and August 12, 2014, we raised aggregate proceeds of $259,474 through private equity transactions, and we billed and collected $197,362 under our DARPA contract, and under the Battelle subcontract we billed $23,041 and we collected $22,496. Our cash at June 30, 2014 plus additional funds raised to date subsequent to June 30, 2014 are not sufficient to meet our funding requirements during the next twelve months. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow the Company to continue to operate as a going concern. In addition, we will need to raise capital to complete the recently approved human clinical trial in the U.S.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the three months ended
	June 30, 2014	June 30, 2013
Cash (used in) provided by:
Operating activities	$(764)	$(222)
Investing activities	–	–
Financing activities	321	128
Net increase (decrease) in cash	$(443)	$(94)

NET CASH FROM OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $764,000 in the three months ended June 30, 2014 compared to $222,000 in the three months ended June 30, 2013, an increase of $542,000.  The $542,000 increase was primarily due to our increased operating loss.

NET CASH FROM INVESTING ACTIVITIES. We did not have any investing activities during either period.

NET CASH FROM FINANCING ACTIVITIES. Net cash generated from financing activities increased from approximately $128,000 in the three months ended June 30, 2013 to $321,000 in the three months ended June 30, 2014. The only financing activity in both periods was the issuance of common stock.

An increase in working capital during the three months ended June 30, 2014 in the amount of approximately $11,443,000 changed our negative working capital position to approximately ($2,726,000) at June 30, 2014 from a negative working capital of approximately ($14,169,000) at March 31, 2014.  The most significant factors in the increase in working capital noted above were a decrease in derivative liability of approximately $10,679,000 and a reduction in the current portion of our convertible notes payable of approximately $885,000. Those liability reductions were partially offset by the collection of approximately $84,000 in accounts receivable and a decrease of approximately $443,000 in cash.

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

There have been no changes to our critical accounting policies as disclosed in our Form 10-K for the year ended March 31, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2014, we issued the following securities which were not registered under the Securities Act of 1933, as amended, and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

In the three months ended June 30, 2014, we completed unit subscription agreements with seven accredited investors pursuant to which we issued 2,192,444 shares of our common stock and 1,096,222 warrants to purchase our common stock for net cash proceeds of $320,800. Such warrants have exercise prices ranging from $0.193 to $0.236 per share.

During the three months ended June 30, 2014, we issued to the holder of one of the Series A 12% Convertible Notes 15,714,286 shares of restricted common stock in exchange for the conversion in full of the $660,000 principal balance of that note, 7,603,968 shares of restricted common stock in exchange for conversion of $343,200 of accrued interest and 75,000 shares of restricted common stock as a restructuring fee. During that period, we also issued the other holder of the Series A 12% Convertible Notes 2,591,846 shares of restricted common stock in exchange for conversion of $116,970 of accrued interest and 25,000 shares of restricted common stock as a restructuring fee.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $472,656 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At June 30, 2014, we had accrued interest in the amount of $487,273 associated with these notes payable.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc., as amended (2)

4.1	Form of Common Stock Purchase Warrant dated June 24, 2014 (1)

4.2	Form of Common Stock Purchase Warrant dated July 8, 2014 (2)

4.3	Form of Common Stock Purchase Warrant dated July 24, 2014 (3)

10.1	Form of Restructuring Agreement dated June 24, 2014(1)

10.2	Form of Restructuring Agreement dated June 24, 2014 (1)

10.3	Form of Restructuring Agreement dated July 8, 2014 (2)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

(1)	Incorporated by reference to the filing of such exhibit with the Company's Current Report on Form 8-K filed June 30, 2014.

(2)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K filed July 10, 2014.

(3)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K filed July 28, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: August 14, 2014	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

