Form 10-Q
period 2014-09-30
AETHLON MEDICAL INC
filed 2014-11-10
CIK 882291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

COMMISSION FILE NUMBER 000-21846

AETHLON MEDICAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	13-3632859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9635 GRANITE RIDGE DRIVE, SAN DIEGO, CA 92123

(Address of principal executive offices) (Zip Code)

(858) 459-7800

(Registrant's telephone number, including area code)

8910 UNIVERSITY CENTER LANE, SUITE 660, SAN DIEGO, CA 92122

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 7, 2014, the registrant had outstanding 295,160,194 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$526,187	$1,250,279
Accounts receivable	258,672	95,177
Deferred financing costs	66,189	83,191
Prepaid expenses and other current assets	41,141	50,699
Total current assets	892,189	1,479,346

Property and equipment, net	70,185	84,279
Patents and patents pending, net	107,907	112,489
Deposits	18,988	18,988
Total assets	$1,089,269	$1,695,102

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$609,153	$517,651
Due to related parties	888,778	839,070
Notes payable	190,000	390,000
Convertible notes payable, current portion	483,421	1,367,655
Derivative liabilities	–	10,679,067
Other current liabilities	1,216,604	1,855,374
Total current liabilities	3,387,956	15,648,817

Noncurrent liabilities
Convertible notes payable, noncurrent portion	990,520	776,451
Total noncurrent liabilities	990,520	776,451

Total liabilities	4,378,476	16,425,268

Commitments and Contingencies (Note 13)

Stockholders' Deficit
Common stock, par value $0.001 per share; 500,000,000 shares authorized as of September 30, 2014 and March 31, 2014; 262,713,781 and 224,973,980 shares issued and outstanding as of September 30, 2014 and March 31, 2014, respectively	262,712	224,984
Additional paid-in capital	75,654,853	59,659,137
Accumulated deficit	(79,335,907)	(74,832,557)
Total Aethlon Medical, Inc. stockholders’ deficit before noncontrolling interests	(3,418,342)	(14,948,436)

Noncontrolling interests	129,135	218,270

Total deficit	(3,289,207)	(14,730,166)

Total liabilities and deficit	$1,089,269	$1,695,102

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013

REVENUES

Government contract revenue	$479,075	$644,887	$530,371	$840,483

OPERATING EXPENSES

Professional fees	308,821	327,511	710,434	651,581
Payroll and related expenses	544,354	404,849	1,165,040	863,480
General and administrative	227,092	142,323	428,097	339,014
Total operating expenses	1,080,267	874,683	2,303,571	1,854,075
OPERATING LOSS	(601,192)	(229,796)	(1,773,200)	(1,013,592)

OTHER EXPENSE
Loss on debt conversion	65,493	17,467	2,531,123	40,256
(Gain)/loss on change in fair value of derivative liability	–	2,992,002	–	2,382,877
Interest and other debt expenses	78,145	110,405	144,799	216,443
Loss on extension of warrants	143,363	–	143,363	–
Total other expense	287,001	3,119,874	2,819,285	2,639,576
NET LOSS BEFORE NONCONTROLLING INTERESTS	(888,193)	(3,349,670)	(4,592,485)	(3,653,168)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(40,784)	–	(89,135)	–

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(847,409)	$(3,349,670)	$(4,503,350)	$(3,653,168)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.02)	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	259,369,911	187,643,582	243,494,916	182,004,220

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2014 and 2013

(Unaudited)

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
Cash flows from operating activities:
Net loss	$(4,592,485)	$(3,653,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,676	4,727
Stock based compensation	260,680	190,601
Fair market value of common stock, warrants and options issued for services	162,358	264,343
Change in fair value of derivative liabilities	–	2,382,877
Loss on extension of warrants	143,363	–
Loss on debt conversion	2,531,123	40,256
Amortization of debt discount and deferred financing costs	21,502	4,578
Changes in operating assets and liabilities:
Accounts receivable	(162,495)	(11,404)
Prepaid expenses and other current assets	9,558	(25,202)
Accounts payable and other current liabilities	163,646	(33,170)
Due to related parties	49,708	91,042
Net cash used in operating activities	(1,394,366)	(744,520)

Cash flows from financing activities:
Proceeds from the issuance of notes payable	–	400,000
Proceeds from the issuance of common stock	670,274	228,000
Net cash provided by financing activities	670,274	628,000

Net decrease in cash	(724,092)	(116,520)

Cash at beginning of period	1,250,279	125,274

Cash at end of period	$526,187	$8,754

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Six Months Ended September 30, 2014 and 2013

(Unaudited)

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$–	$–

Supplemental disclosures of non-cash investing and financing activities:

Debt and accrued interest converted to common stock	$1,007,631	$420,460

Reclassification of warrant derivative liability into equity	$10,679,067	$106,501

Reclassification of accounts payable to convertible notes payable	$–	$47,000

Deferred financing costs recorded in connection with debt amendment	$5,000	$–

Reclassification of accrued interest to convertible notes payable	$25,766	$20,027

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2014

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2014 was derived from our audited financial statements. Operating results for the six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending March 31, 2015. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2014, which includes audited financial statements and footnotes as of March 31, 2014 and 2013 and for the years then ended.

NOTE 2. LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at September 30, 2014 are in default on certain debt agreements, have negative working capital of approximately $2,496,000, and have an accumulated deficit of approximately $79,336,000. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the fiscal year ending March 31, 2015 through debt and/or equity financing arrangements as well as through revenues and related cash receipts under our government contracts (see Note 12).

During the six months ended September 30, 2014, we converted a past due convertible note in the amount of $660,000 and related accrued interest into equity and also restructured and extended a formerly past due convertible note in the amount of $225,000. We also eliminated the antidilution price protection on all the remaining outstanding notes and warrants which held such price protection. The combination of all of those actions allowed us to reclassify our derivative liability in the amount of $10,679,067 into equity.

We are currently addressing our liquidity issue by seeking additional investment capital through private placements of common stock and debt and by applying for additional grants issued by government agencies in the United States. We believe that our cash on hand and funds expected to be received from additional private investments will be sufficient to meet our liquidity needs for fiscal 2015. However, no assurance can be given that we will receive any funds in the form of revenues or in connection with capital raising activities in addition to the funds we have already received.

The successful outcome of future contract-based and fundraising activities cannot be determined at this time and there is no assurance that, even if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

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

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned and controlled subsidiary, ESI. All significant intercompany balances and transactions have been eliminated in consolidation. The Company classifies the noncontrolling interests in ESI as part of consolidated net loss in the six months ended September 30, 2014 and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity. During the fiscal year ended March 31, 2014, ESI raised capital in the amount of $1,500,000 in exchange for the issuance of 300,000 shares of ESI common stock to ESI’s investors, representing 20% of ESI’s issued and outstanding capital stock. As a result, Aethlon Medical, Inc.’s ownership of ESI was reduced to 80%. If a further change in Aethlon Medical Inc.’s ownership of ESI results in loss of control and deconsolidation, any retained ownership interest will be remeasured with the gain or loss reported in our statement of operations.

The losses at ESI during the six months ended September 30, 2014 reduced the noncontrolling interests on our consolidated balance sheet by $89,135 from $218,270 at March 31, 2014 to $129,135 at September 30, 2014.

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

CASH AND CASH EQUIVALENTS

Accounting standards define "cash and cash equivalents" as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest to be cash equivalents. As of September 30, 2014 and March 31, 2014, we had no assets that were classified as cash equivalents.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at two financial institutions in checking accounts and related cash management accounts. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Our September 30, 2014 cash balances were approximately $276,000 over such insured amount. We do not believe that the Company is exposed to any significant risk with respect to its cash.

All of our accounts receivable at September 30, 2014 and March 31, 2014 and all of our revenue in the six month periods ended September 30, 2014 and 2013 were directly from the U.S. Department of Defense or from a subcontract under Battelle (defined herein), which is a prime contractor with the U.S. Department of Defense, and as such no allowance for uncollectable accounts receivable is deemed necessary at September 30, 2014 or March 31, 2014.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the three and six month periods ended September 30, 2014 and 2013.

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

As of September 30, 2014 and 2013, a total of 139,672,815 and 137,935,529 potential common shares, consisting of shares underlying outstanding stock options, warrants and convertible notes payable were excluded as their inclusion would be antidilutive.

SEGMENTS

Historically, we operated in one segment that was based on our development of therapeutic devices. However in the December 2013 quarter, we initiated the operations of ESI to develop diagnostic tests. As a result, we now operate in two segments, Aethlon for therapeutic applications and ESI for diagnostic applications (See Note 14).

DEFERRED FINANCING COSTS

Costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt using the effective interest method.  We recorded amortization expense related to our deferred offering costs of $21,502 and $863 during the six month periods ended September 30, 2014 and 2013, respectively.

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

A milestone is not considered substantive if any portion of the associated milestone consideration relates to the remaining deliverables in the unit of accounting (i.e., it does not relate solely to past performance). To recognize the milestone consideration in its entirety as revenue in the period in which the milestone is achieved, the milestone must be substantive in its entirety. Milestone consideration cannot be bifurcated into substantive and non-substantive components. In addition, if a portion of the consideration earned from achieving a milestone may be refunded or adjusted based on future performance, the related milestone is not considered substantive.

See Note 12 for the additional disclosure information required under ASC 605-28.

Battelle Subcontract -- We entered into a subcontract agreement with Battelle Memorial Institute (“Battelle”) in March 2013. Battelle was chosen by DARPA to be the prime contractor on the systems integration portion of the original DARPA contract and we are one of several subcontractors on that systems integration project. The Battelle subcontract is cost-reimbursable under a time and materials basis. We began generating revenues under the subcontract during the six months ended September 30, 2013.

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

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on loss per common share during the six month periods ended September 30, 2014 and 2013:

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
Vesting of Stock Options	$260,680	$124,243
Incremental fair value of option Modifications	–	1,914
Vesting Expense Associated with CEO Restricted Stock Grant	–	64,444
Total Stock-Based Compensation Expense	$260,680	$190,601

Weighted average number of common shares outstanding – basic and diluted	243,494,916	182,004,220

Basic and diluted loss per common share	$(0.00)	$(0.00)

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

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the six months ended September 30, 2014 was insignificant.

PATENTS

Patents include both foreign and domestic patents. There were several patents pending at September 30, 2014. We capitalize the cost of patents and patents pending, some of which were acquired, and amortize such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. The unamortized costs of patents and patents pending are subject to our review for impairment under our long-lived asset policy above.

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

RESEARCH AND DEVELOPMENT EXPENSES

We incurred research and development expenses during the three and six month periods ended September 30, 2014 and 2013, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	September 30,	September 30,
	2014	2013

Three months ended	$250,388	$293,580
Six months ended	$637,723	$626,638

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

NOTE 4. NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2014		March 31, 2014
	Principal Balance	Accrued Interest	Principal Balance	Accrued Interest
12% Notes payable, past due	$185,000	$367,687	$185,000	$353,813
10% Note payable, past due	5,000	6,625	5,000	6,375
Directors’ Note(s)	–	–	200,000	14,516
Total	$190,000	$374,312	$390,000	$374,704

During the six months ended September 30, 2014, we recorded interest expense of $19,959 related to the contractual interest rates of our notes payable.

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). On April 21, 2010, a holder of $100,000 of the 12% Notes converted the principal balance and $71,758 of accrued interest into 687,033 shares of common stock at an agreed conversion price of $0.25 per share. At September 30, 2014, the 12% Notes in the principal amount of $185,000 were past due, in default, and bearing interest at the default rate of 15%.

10% NOTES

At September 30, 2014, one 10% Note in the amount of $5,000 is past due and in default, remains outstanding and bears interest at the default rate of 15%.

Management's plans to satisfy the remaining outstanding balance on these 12% and 10% Notes include converting the notes to common stock at market value or repayment when funds are available.

DIRECTORS’ NOTES

In July 2013, we borrowed $400,000 from two of our directors under two 90 day notes for $200,000 each bearing 10% interest (the “Notes”). At the discretion of the holders, if not paid off by October 9, 2013, the noteholders were entitled to (i) convert the principal and accrued interest under the Notes into shares of common stock at $0.088 per share (the “Conversion Price”) and (ii) receive warrants to purchase common stock equal to 50% of the principal converted under the Notes, with an exercise price of $0.132 per share. Additionally, there was a provision for a penalty interest rate of 12%.

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

During the six months ended September 30, 2014, the holder of the second Note converted the principal of $200,000 and accrued interest of $20,349 into 2,503,966 shares of our common stock per the conversion formula of the Note (see Note 6).

5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consisted of the following at September 30, 2014:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable – Current Portion:
October & November 2009 10% Convertible Notes	$50,000	$–	$50,000	$28,598
April 2010 10% Convertible Note	75,000	–	75,000	35,188
July and August 2011 10% Convertible Notes, past due	283,421	–	283,421	96,728
Law Firm Note	75,000	–	75,000	9,479
Total – Convertible Notes Payable – Current Portion	483,422	–	483,422	169,993

Convertible Notes Payable – Non-Current Portion:
Amended and Restated Series A 12% Convertible Notes	225,000	–	225,000	9,000
September 2010 12% Convertible Notes	317,072	–	317,072	9,513
April 2011 12% Convertible Notes	448,448	–	448,448	13,454
Total – Convertible Notes Payable – Non-Current Portion	990,520	–	990,520	31,967
Total Convertible Notes Payable	$1,473,941	$–	$1,473,941	$201,960

There were no discounts remaining on any of our Convertible Notes Payable as of September 30, 2014.

During the six months ended September 30, 2014, we recorded interest expense of $97,362 related to the contractual interest rates of our convertible notes and interest expense of $21,502 related to the amortization of deferred financing costs related to the convertible notes for a total interest related to convertible notes of $118,864.

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

AMENDED AND RESTATED SERIES A 12% CONVERTIBLE NOTES

In June 2010, we entered into Amended and Restated Series A 12% Convertible Promissory Notes (the "Amended and Restated Notes") with the holders of certain promissory notes previously issued by us, extending the due date to December 31, 2010 on the aggregate principal balance of $900,000. During the fiscal year ended March 31, 2013, the holders of $15,000 of the Notes converted their principal and related accrued interest into common stock. The balance remaining at March 31, 2014 was $885,000 and past due.

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

2008 10% CONVERTIBLE NOTES

On September 17, 2014, we issued to the holder of the remaining 2008 10% Convertible Note units consisting of an aggregate of 478,188 shares of restricted common stock and unit warrants to acquire up to an aggregate of 239,094 shares of common stock at an exercise price of $0.096 per share (see Note 6). The units were issued to the Note holder upon the conversion of an aggregate of $45,906 of unpaid principal and accrued interest due under the Note, which represented the entire amount outstanding under the Note and the Note was retired. We recorded a loss on debt conversion of $65,493 on this transaction.

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

The following table shows the conversions into principal of the October and November 2009 10% Convertible Notes by fiscal year:

Activity in October & November 2009 10% Convertible Notes
Initial principal balance	$450,250
Conversions during the fiscal year ended March 31, 2010	(70,000)
Conversions during the fiscal year ended March 31, 2011	(175,000)
Conversions during the fiscal year ended March 31, 2012	(130,250)
Conversions during the fiscal year ended March 31, 2013	(25,000)
Conversions during the fiscal year ended March 31, 2014	–
Conversions during the six months ended September 30, 2014	–
Balance as of September 30, 2014	$50,000

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

Subsequent to September 30, 2014, we issued to the holder of the remaining October & November 2009 10% Convertible Note and the April 2010 10% Convertible Note units consisting of an aggregate of 1,835,798 shares of common stock and unit warrants to acquire up to an aggregate of 1,837,798 shares of common stock at an exercise price of $0.103 per share. The units were issued to the note holder upon the conversion of an aggregate of $189,087 of unpaid principal and accrued interest due under two promissory notes (the remaining October & November 2009 10% Convertible Note and the April 2010 10% Convertible Note). The amounts converted represented the entire principal and interest outstanding under the notes and the notes held by that holder were retired (see Note 15).

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

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a 100% discount against the principal of the notes. We amortized this discount using the effective interest method over the term of the note. As of September 30, 2014, there have not been any conversions of the April 2010 10% Convertible Note.

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

Subsequent to September 30, 2014, we issued to the holder of the remaining October & November 2009 10% Convertible Note and the April 2010 10% Convertible Note units consisting of an aggregate of 1,835,798 shares of common stock and unit warrants to acquire up to an aggregate of 1,837,798 shares of common stock at an exercise price of $0.103 per share. The units were issued to the note holder upon the conversion of an aggregate of $189,087 of unpaid principal and accrued interest due under two promissory notes (the remaining October & November 2009 10% Convertible Note and the April 2010 10% Convertible Note). The amounts converted represented the entire principal and interest outstanding under the notes and the notes held by that holder were retired (see Note 15).

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

The following table shows the activity in the September 2010 10% Convertible Notes by fiscal year:

Activity in the September 2010 10% Convertible Notes
Initial principal balance	$743,600
Conversions during the fiscal year ended March 31, 2012	(405,500)
Conversions during the fiscal year ended March 31, 2013	(30,000)
Conversions during the fiscal year ended March 31, 2014	(25,000)
Increase in principal balance due to 12% extension fee	33,972
Conversions during the six months ended September 30, 2014	–
Balance as of September 30, 2014	$317,072

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

As of September 30, 2014, there have not been any conversions of the April 2011 10% Convertible Notes and the 12% extension fee noted above increased the principal balance by $48,048 to a principal balance of $448,448.

JULY & AUGUST 2011 10% CONVERTIBLE NOTES

During the three months ended September 30, 2011, we raised $357,656 in five separate 10% convertible notes. Those notes had a fixed conversion price of $0.09 per share and carried an interest rate of 10%. The convertible notes matured in July and August 2012. We also issued those investors five year warrants to purchase 3,973,957 shares of common stock at $0.125 per share.

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a $257,926 discount against the principal of the notes. We amortized this discount using the effective interest method over the term of the note.

Effective March 31, 2014, the holders of three of the five notes totaling $100,000 converted all of their principal and accrued interest into 1,438,700 shares of our common stock at the contractual conversion price of $0.09 per share.

In September 2014, we entered into a forbearance agreement with the holder of the remaining two notes in which we agreed to repay his notes by October 31, 2014 and in which we also agreed to extend his warrants by two years. We recorded a charge of $143,363 in the September 2014 period related to this warrant extension due to the change in the fair value of the warrants.

Subsequent to September 30, 2014, we paid off in full the remaining outstanding principal balance and interest balances on the two remaining notes with cash payments of $382,748 (see Note 15).

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

The following table shows the conversions into principal of the September 2011 Convertible Notes by fiscal year:

Activity in the September 2011 Convertible Notes
Initial principal balance	$253,760
Conversions during the fiscal year ended March 31, 2012	(15,000)
Conversions during the fiscal year ended March 31, 2013	(60,000)
Conversions during the fiscal year ended March 31, 2014	(169,000)
Increase in principal balance due to extension fee	1,171
Conversions during the six months ended September 30, 2014	(10,931)
Balance as of September 30, 2014	$–

As noted in the above table, the remaining balance of the September 2011 Convertible Notes converted into equity during the six months ended September 30, 2014.

LAW FIRM NOTE

On March 22, 2012, we entered into a Promissory Note with our corporate law firm for the amount of $75,000, which represented the majority of the amount we owed to that firm at that time. The Promissory Note originally had a maturity date of December 31, 2012 and bears interest at 5% per annum. The note is convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.08 per share. The holder subsequently agreed to extend the Maturity Date of the Note first to October 1, 2013, then to September 30, 2013, and now the expiration date of this note is again extended to October 1, 2014. As of September 30, 2014, there have not been any conversions of the Law Firm Note.

Subsequent to September 30, 2014, we paid off in full the outstanding principal balance and interest balance on the note with a cash payment of $50,000 and an issuance of 170,020 common shares (see Note 15).

6. EQUITY TRANSACTIONS

COMMON STOCK AND WARRANTS

The following are Aethlon Medical, Inc.’s Equity Transactions in the Six Months Ended September 30, 2014.

In the three months ended June 30, 2014, we completed unit subscription agreements with seven accredited investors pursuant to which we issued 2,192,444 shares of our common stock and 1,096,222 warrants to purchase our common stock for net cash proceeds of $320,800. Such warrants have exercise prices ranging from $0.193 to $0.236 per share.

As discussed above in Note 5, during the three months ended June 30, 2014, we issued 15,714,286 shares of restricted common stock to the holder of one of the Series A 12% Convertible Notes in exchange for the conversion in full of the $660,000 principal balance of that note, 7,603,968 shares of restricted common stock in exchange for conversion of $343,200 of accrued interest and 75,000 shares of restricted common stock as a restructuring fee. During that period, we also issued the other holder of the Series A 12% Convertible Notes 2,591,846 shares of restricted common stock in exchange for conversion of $116,970 of accrued interest and 25,000 shares of restricted common stock as a restructuring fee.

During the three months ended June 30, 2014, we issued 219,127 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.17 per share in payment for legal services, internal controls consulting services and regulatory consulting services collectively valued at $38,268 based on the value of the services provided.

During the three months ended September 30, 2014, we issued 359,956 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.14 per share in payment for legal and scientific consulting services valued at $49,090 based on the value of the services provided.

During the three months ended September 30, 2014, we issued 390,301 shares of restricted common stock at an average price of $0.19 per share in payment for investor relations consulting services valued at $75,000 based on the value of the services provided.

During the three months ended September 30, 2014, we issued 1,937,505 shares of restricted common stock to the holders of three convertible notes in exchange for the partial or full conversion of principal and interest in the aggregate amount of $81,375 at a conversion price of $0.042 per share.

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

On September 17, 2014, we issued to the holder of the remaining 2008 10% Convertible Note units consisting of an aggregate of 478,188 shares of restricted common stock and unit warrants to acquire up to an aggregate of 239,094 shares of common stock at an exercise price of $0.096 per share (see Note 5). The units were issued to the note holder upon the conversion of an aggregate of $45,906 of unpaid principal and accrued interest due under the promissory note, which represented the entire amount outstanding under the note. We recorded a loss on debt conversion of $65,493 on this transaction.

During the three months ended September 30, 2014, we issued to four investors 2,673,231 shares of restricted common stock through the cash exercise of eight warrants for $259,474 of cash at an average exercise price of approximately $0.10 per share. As an inducement to those investors, we issued them replacement warrants to acquire up to an aggregate of 2,673,231 shares of common stock on the same terms as the warrants they exercised.

During the three months ended September 30, 2014, we issued and sold to three accredited investors units consisting of (a) one hundred thousand (100,000) restricted shares of our common stock, par value $.001 per share, at prices per share ranging from $0.091 to $0.094 and (b) a five-year warrant to purchase fifty thousand (50,000) shares of common stock at exercise prices ranging from $0.136 to $0.143 per share. In total, the investors purchased for cash an aggregate of $90,000 of units. The investors acquired an aggregate of 974,982 shares of common stock and warrants to acquire up to an aggregate of 487,491 shares of Common Stock.

7. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. These unsecured and non-interest-bearing liabilities have been included as due to related parties in the accompanying consolidated balance sheets.

Other related party transactions are disclosed elsewhere in these notes to consolidated financial statements.

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	September 30,	March 31,
	2014	2014
Accrued interest	$570,741	$1,165,335
Accrued legal fees	179,465	179,465
Accrued liquidated damages	362,800	362,800
Other accrued liabilities	103,598	147,774
Total other current liabilities	$1,216,604	$1,855,374

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $473,422 (as identified in Notes 4 and 5 above) have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At September 30, 2014, we had accrued interest in the amount of $471,041 associated with these defaulted notes in accrued liabilities payable (see Notes 4 and 5).

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

At September 30, 2014, we no longer had any derivative liabilities as all of the holders of the financial instruments that had price antidilution protection waived such price antidilution protection.

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

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Six Months Ended September 30, 2013
Risk free interest rate	0.02% - 0.62%
Average expected life	0.25 – 3 years
Expected volatility	78.9% - 104.5%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the six months ended September 30, 2014:

	April 1, 2014	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	Reclassification of Derivative Liability to Paid in capital	September 30, 2014

Derivative liabilities	$10,679,067	$–	$–	$(10,679,067)	$–

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the six months ended September 30, 2013:

			Change in	Reclassification
			estimated fair	of Derivative
		Recorded	value recognized	Liability to
	April 1,	New Derivative	in results	Paid in	September 30,
	2013	Liabilities	of operations	capital	2013

Derivative liabilities	$3,588,239	$–	$2,382,877	$(106,501)	$5,864,615

10. STOCK COMPENSATION

The following table breaks out the components of our share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and six months ended September 30, 2014 and 2013.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Vesting of stock options	89,793	73,856	260,680	124,243
Incremental fair value of option modifications	–	957	–	1,914
Vesting expense associated with CEO restricted stock grant	–	–	–	64,444
Total share-based compensation expense	$89,793	$74,813	$260,680	$190,601

Total share-based compensation expense included in net loss	$89,793	$73,856	$260,680	$190,601

Weighted average number of common shares outstanding – basic and diluted	259,369,911	187,643,582	243,494,916	182,004,220

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

All of the stock-based compensation expense recorded during the six months ended September 30, 2014 and 2013, which totaled $260,680 and $190,601, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the six months ended September 30, 2014 and 2013 had no impact on basic and diluted loss per common share.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three and six month periods ended September 30, 2014 was insignificant.

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

In addition to the share-based compensation expense for the specific stock option grants noted above, our total share-based compensation expense for the three and six months ended September 30, 2014 includes ongoing vesting expense associated with stock grants from prior periods.

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

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to stock option grants utilizing the Binomial Lattice option pricing models at, and during the six months ended September 30, 2014:

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

Options outstanding that have vested and are expected to vest as of September 30, 2014 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Vested	24,294,227	$0.26	3.96
Expected to vest	4,711,811	$0.14	9.15
Total	29,006,038

A summary of stock option activity during the six months ended September 30, 2014 is presented below:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2014	26,133,407	$0.076 - $0.41	$0.25
Exercised	–	–	–
Granted	2,972,631	0.19	$0.19
Cancelled/Expired	(100,000)	0.19	0.19
Stock options outstanding at September 30, 2014	29,006,038	$0.076 - $0.41	$0.24
Stock options exercisable at September 30, 2014	24,294,227	$0.076 - $0.41	$0.26

At September 30, 2014, there was approximately $497,783 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 2.19 years.

On September 30, 2014, our stock options had a negative intrinsic value since the closing price of our common stock on that date of $0.12 per share was below the weighted average exercise price of our stock options.

11. WARRANTS

A summary of warrant activity during the six months ended September 30, 2014 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2014	70,709,475	$0.042 - $0.25	$0.13
Exercised	(2,166,104)	$0.086 – $0.12	$0.10
Issued	15,375,614	$0.042 - $0.24	$0.07
Cancelled/Expired	(1,136,364)	$0.13	$0.13
Warrants outstanding at September 30, 2014	82,782,621	$0.042 - $0.25	$0.10
Warrants exercisable at September 30, 2014	82,782,621	$0.042 - $0.25	$0.10

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models at, and during, the six months ended September 30, 2014:

Risk free interest rate	0.79% - 2.29%
Average expected life	5 years – 7 years
Expected volatility	90.1% - 95.8%
Expected dividends	None

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

Originally, only the base year (year one contract) was effective for the parties, however, DARPA subsequently exercised the option on the second, third and fourth years of the contract. DARPA has the option to enter into the contract for year five. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract. There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term. We commenced work under the contract in October 2011.

Due to budget restrictions within the Department of Defense, on February 10, 2014, DARPA reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction will reduce the possible payments under the contract by $858,491 over years three through five. We recently completed a re-budgeting of the expected costs on the remaining years of the DARPA contract based on the reduced milestones and have concluded that the reductions in our costs due to the scaled back level of work will almost entirely offset the anticipated revenue levels based on current assumptions.

During the six months ended September 30, 2014, we invoiced DARPA for three milestones totaling $444,723. The details of those milestones were as follows:

Milestone 2.4.2.2 – Determine capacity requirements of affinity resin to multiple simultaneous targets. The milestone payment was $197,362. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  We demonstrated that we were able to determine the capacity requirements of affinity resin to multiple simultaneous targets.  The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone 2.4.2.4 – Finish construction and delivery of 25 experimental cartridges for testing by the system integrator. The milestone payment was $50,000. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  We demonstrated that we delivered the 25 cartridges to the systems integrator as part of our submission for approval.  The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone M9 – Target capture > 90% in 24 hours for at least 3 targets ex vivo in blood or blood components using the optimized cartridge. The milestone payment was $197,361. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  We demonstrated that we were able to capture approximately 90% in 24 hours for at least 3f targets ex vivo in blood or blood components using the optimized cartridge.  The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

In the six months ended September 30, 2013, we invoiced DARPA for four milestones totaling $808,739.  The details of those milestones were as follows:

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

Milestone M5 – Target capture > 90% in 24 hours for at least three targets in blood or blood components. The milestone payment was $208,781. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts.  We demonstrated that we were able to capture approximately 90% in 24 hours for at least three of the agreed targets in blood or blood components. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

13. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

We rented approximately 2,300 square feet of executive office space at 8910 University Center Lane, Suite 660, San Diego, CA 92122 at the rate of $6,475 per month on a four year lease that expired in September 2014. We continued leasing that space for the month of October and, effective November 1, 2014, moved into a new facility of approximately 2,576 square feet located at 9635 Granite Ridge Drive, San Diego, CA 92123 under a 39 month lease with an initial rental rate of $6,054 per month. We believe this new leased facility will be satisfactory for our office needs over the term of the lease.

We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $3,917 per month on a one year lease that previously was scheduled to expire in October 2014 and was recently extended to in October 2015. We believe this new leased facility will be satisfactory for our laboratory needs over the term of the lease

Our Exosome Sciences, Inc. subsidiary rents approximately 2,055 square feet of office and laboratory space at 11 Deer Park Drive, South Brunswick, NJ at the rate of $3,596 per month on a one year lease that previously was scheduled to expire in October 2014 and was recently extended to in October 2015. We believe this new leased facility will be satisfactory for ESI’s operational needs over the term of the lease.

Rent expense approximated $84,000 and $68,000 for the six month periods ended September 30, 2014 and 2013, respectively.

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

14. SEGMENTS

We operate our businesses principally through two reportable segments: Aethlon, which represents our therapeutic business activities, and ESI, which represents our diagnostic business activities. Our reportable segments have been determined based on the nature of the potential products being developed. ESI did not have any operations in the six months ended September 30, 2013.

Aethlon’s revenue is generated primarily from government contracts to date and ESI does not yet have any revenues. We have not included any allocation of corporate overhead to the ESI segment.

The following tables set forth certain information regarding our segments and other operations that conforms to the consolidated balance sheet and statement of operations presented in this Report:

	Six Months Ended September 30,
	2014	2013
Revenues:
Aethlon	$530,371	$840,483
ESI	–	–
Total Revenues	$530,371	$840,483

Operating Losses:
Aethlon	$(1,294,453)	$(1,013,592)
ESI	(445,674)	–
Total Operating Loss	$(1,773,200)	$(1,013,592)

Net Losses:
Aethlon	$(4,202,873)	$(3,653,168)
ESI	(356,539)	–
Net Loss Before Non-Controlling Interests	$(4,592,485)	$(3,653,168)

Cash:
Aethlon	$47,865	$8,754
ESI	478,322	–
Total Cash	$526,187	$8,754

Total Assets:
Aethlon	$443,027	$411,190
ESI	646,242	–
Total Assets	$1,089,269	$411,190

Capital Expenditures:
Aethlon	$–	$–
ESI	–	–
Capital Expenditures	$–	$–

Depreciation and Amortization:
Aethlon	$8,885	$4,727
ESI	9,791	–
Total Depreciation and Amortization	$18,676	$4,727

Interest Expense:
Aethlon	$156,799	$216,502
ESI	–	–
Total Interest Expense	$156,799	$216,502

15. SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2014 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Government Contracts

Subsequent to September 30, 2014, we collected $247,361 under our DARPA contract, and under the Battelle subcontract we billed $9,595 and we collected $11,311.

Debt Reduction

Subsequent to September 30, 2014, we paid off the remaining principal and interest balances on the two remaining July & August 2011 10% Convertible Notes, which had been classified as being in default, with cash payments totaling $382,748 (see Note 5).

Subsequent to September 30, 2014, we paid off in full the outstanding principal balance and interest balance on the Law Firm Note with a cash payment of $50,000 and an issuance of 170,020 common shares (see Note 5).

Common Stock Issuances

Subsequent to September 30, 2014, we issued 317,119 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.124 per share in payment for legal and scientific consulting services valued at $39,170 based on the value of the services provided.

Equity Unit Investments

Subsequent to September 30, 2014, we issued and sold to eight accredited investors units (the “Units”) consisting of (a) one hundred thousand (100,000) restricted shares of the Registrant’s common stock, par value $.001 per share (the “Common Stock”), at prices per share ranging from $0.105 to $0.114 and (b) a five-year warrant to purchase fifty thousand (50,000) shares of Common Stock at exercise prices ranging from $0.154 to $0.167 per share (the “Unit Warrants”). In total, the investors purchased for cash an aggregate of $501,700 of Units. The investors acquired an aggregate of 4,506,250 shares of Common Stock and Unit Warrants to acquire up to an aggregate of 2,253,125 shares of Common Stock.

Subsequent to September 30, 2014, we issued to an accredited investor Units consisting of an aggregate of 1,835,798 shares of Common Stock and Unit Warrants to acquire up to an aggregate of 1,837,798 shares of Common Stock at an exercise price of $0.103 per share. The Units were issued to the investor upon the conversion of an aggregate of $189,087 of unpaid principal and accrued interest due under two promissory notes (the remaining October & November 2009 10% Convertible Note and the April 2010 10% Convertible Note – see Note 5) previously issued to the investor by the Registrant. The amounts converted represented the entire principal and interest outstanding under the notes and the notes held by that holder were retired.

Warrant Exercises and Issuance of New Warrants Upon Exercise

Subsequent to September 30, 2014, we issued an aggregate of 5,671,119 shares of Common Stock and seven-year warrants (the “Exchange Warrants”) to issue up to an aggregate of 5,671,119 shares of Common Stock at exercise prices ranging from $0.093 to $0.116 per share to eight accredited investors. One of the investors is Dr. Chetan Shah, a director of the Registrant. The Common Stock and Exchange Warrants were issued to the investors upon the cash exercise of previously issued warrants held by them. The investors paid an aggregate of $579,251 upon exercise of the previously outstanding warrants at exercise prices ranging from $0.093 to $0.115 per share. The foregoing transaction was privately negotiated with the group of participating warrant holders.

Note Conversions

Subsequent to September 30, 2014, we issued an aggregate of 3,522,976 shares of Common Stock to two accredited investors upon the conversion of an aggregate of $147,965 of unpaid principal and accrued interest due under promissory notes previously issued to the investors by the Registrant. The conversion price per share was $0.042

Warrant Exercises

Subsequent to September 30, 2014, we issued an aggregate of 16,423,131 shares of Common Stock to three accredited investors upon the exercise of warrants previously issued with an exercise price of $0.042 per share. The warrants were exercised on a cashless or “net” basis. Accordingly, we did not receive any proceeds from such exercises. The cashless exercise of such warrants resulted in the cancellation of previously issued warrants to purchase an aggregate of 20,050,643 shares of Common Stock.

Issuance of Convertible Notes

Subsequent to September 30, 2014, we entered into a Subscription Agreement with two accredited investors providing for the issuance and sale of (i) convertible promissory notes in the aggregate principal amount of $527,780 and (ii) five year warrants to purchase up to 2,356,160 shares of Common Stock at a fixed exercise price of $0.168 per share. The convertible promissory notes bear interest at the annual rate of 10% and mature on April 1, 2016. The aggregate gross cash proceeds to us were $415,000 after subtracting legal fees of $35,000; the balance of the principal amount of the notes represents a $27,780 due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of our common stock at a fixed price of $0.112 per share, for up to an aggregate of 4,712,321 shares of Common Stock. There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

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

In October 2013, our majority owned subsidiary, Exosome Sciences, Inc. (ESI), commenced operations with a focus on advancing exosome-based strategies to diagnose and monitor the progression of cancer, infectious disease and other life-threatening conditions.

Our common stock is quoted on the OTCQB marketplace administered by the OTC Markets Group under the symbol "AEMD."

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act and must file reports, proxy statements and other information with the SEC. The reports, information statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Commission also maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our headquarters are located at 9635 Granite Ridge Drive, San Diego, CA 92123. Our phone number at that address is (858) 459-7800. Our Web site is http://www.aethlonmedical.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenues

We recorded government contract revenue in the three months ended September 30, 2014 and 2013.  This revenue arose from work performed under our government contract with DARPA and our subcontract with Battelle as follows:

	Three Months Ended 9/30/14	Three Months Ended 9/30/13	Change in Dollars
DARPA Contract	$444,723	$613,143	$(168,420)
Battelle Subcontract	34,352	31,744	2,608
Total Government Contract Revenue	$479,075	$644,887	$(165,812)

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

Originally, only the base year (year one contract) was effective for the parties, however, DARPA subsequently exercised the option on the second, third and fourth years of the contract. DARPA has the option to enter into the contract for year five. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract. There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term. We commenced work under the contract in October 2011.

Due to budget restrictions within the Department of Defense, on February 10, 2014, DARPA reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction will reduce the possible payments under the contract by $858,491 over years three through five. We recently completed a re-budgeting of the expected costs on the remaining years of the DARPA contract based on the reduced milestones and have concluded that the reductions in our costs due to the scaled back level of work will almost entirely offset the anticipated revenue levels based on current assumptions.

During the three months ended September 30, 2014 we invoiced DARPA for three milestones totaling $444,723 while in the three months ended September 30, 2013, we invoiced DARPA for three milestones totaling $613,143.

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2014 were $1,080,267 in comparison with $874,683 for the comparable quarter a year ago.  This increase of $205,584, or 23.5%, was due to increases in payroll and related expenses of $139,505 and increases in general and administrative expenses of $84,769, which were partially offset by a decrease in professional fees of $18,690.

The $139,505 increase in payroll and related expenses was primarily due to the ESI payroll of $137,257. Other factors were an increase in stock-based compensation of $14,980 and a decrease in cash-based compensation at Aethlon of $12,732.

The $84,769 increase in general and administrative expenses was due to general and administrative expenses at ESI of $45,986. We also had an increase of $56,617 in our non-DARPA-related general and administrative expenses. Those increases were partially offset by a decrease in our DARPA-related general and administrative expenses of $17,834.

The $18,690 decrease in our professional fees was due to a decrease in our DARPA-related professional fees of $48,188, which was partially offset by increases of $20,675 in ESI professional fees and of $8,823 of our non-DARPA-related professional fees.

Other Expense

Other expense consists primarily of losses on extinguishment of debt, the change in the fair value of our derivative liability, other expense and interest expense. Other expense for the three months ended September 30, 2014 was other expense of $287,001 in comparison with other expense of $3,119,874 for the comparable quarter a year ago.

Loss on Extinguishment of Debt and Other

We recorded a loss on extinguishment of debt of $65,493 for the three months ended September 30, 2014 that related to the conversion to equity of $45,906 in principal and accrued interest related to a note payable. The three months ended September 30, 2013 contained $17,467 in losses on debt conversion.

The three months ended September 30, 2014 also included a charge of $143,363 for the change in fair value related to the extension of the warrants of a note holder in exchange for a postponement in the agreed payment date of his notes.

Change in Fair Value of Derivative Liability

We did not record a change in the fair value of derivative liabilities in the three months ended September 30, 2014. For the three months ended September 30, 2013, the change in the estimated fair value of derivative liability was a loss of $2,992,002.

Interest Expense

Interest expense was $78,145 for the three months ended September 30, 2014 compared to $110,405 in the corresponding prior period, a decrease of $32,260. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	9/30/14	9/30/13	Change
Interest Expense	$66,585	$108,723	$(42,138)
Amortization of Deferred Financing Costs	11,560	–	11,560
Amortization of Note Discounts	–	1,682	(1,682)
Total Interest Expense	$78,145	$110,405	$(32,260)

As noted in the above table, the most significant factor in the $32,260 decrease in interest expense was the $42,138 decrease in the interest expense that was primarily due to lower levels of notes outstanding in the 2014 period. Other smaller factors in the change in our total interest were an increase in the amortization of deferred financing costs of $11,560 and a $1,682 reduction in the amortization of note discounts.

Net Loss

As a result of the increased expenses noted above, our net loss before noncontrolling interests was approximately $888,000 for the quarter ended September 30, 2014 compared to the net loss before noncontrolling interests of approximately $3,350,000 in the quarter ended September 30, 2013.

Basic and diluted loss attributable to common stockholders were ($0.00) for the three month period ended September 30, 2014 compared to ($0.02) for the three month period ended September 30, 2013.

SIX MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2013

Revenues

We recorded government contract revenue in the six months ended September 30, 2014 and 2013.  This revenue arose from work performed under our government contract with DARPA and our subcontract with Battelle as follows:

	Six Months Ended 9/30/14	Six Months Ended 9/30/13	Change in Dollars
DARPA Contract	$444,723	$808,739	$(364,016)
Battelle Subcontract	85,648	31,744	53,904
Total Government Contract Revenue	$530,371	$840,483	$(310,112)

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

Originally, only the base year (year one contract) was effective for the parties, however, DARPA subsequently exercised the option on the second, third and fourth years of the contract. DARPA has the option to enter into the contract for year five. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract. There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term. We commenced work under the contract in October 2011.

Due to budget restrictions within the Department of Defense, on February 10, 2014, DARPA reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction will reduce the possible payments under the contract by $858,491 over years three through five. We recently completed a re-budgeting of the expected costs on the remaining years of the DARPA contract based on the reduced milestones and have concluded that the reductions in our costs due to the scaled back level of work will almost entirely offset the anticipated revenue levels based on current assumptions.

During the six months ended September 30, 2014 we invoiced DARPA for three milestones totaling $444,723 while in the six months ended September 30, 2013, we invoiced DARPA for four milestones totaling $808,739.

Operating Expenses

Consolidated operating expenses for the six months ended September 30, 2014 were $2,303,571 in comparison with $1,854,075 for the comparable period a year ago.  This increase of $449,496, or 24.2%, was due to increases in payroll and related expenses of $301,560, increases in professional fees of $58,853 and increases in general and administrative expenses of $89,083.

The $301,560 increase in payroll and related expenses was primarily due to the ESI payroll of $260,968. Other factors were an increase in stock-based compensation of $70,079 due to vesting of stock option grants while cash-based compensation at Aethlon decreased by $29,487 from the 2013 period.

The $58,853 increase in our professional fees was partially due to ESI professional fees of $87,719 and an increase of $69,269 for non-DARPA-related professional fees at Aethlon. Those increases at Aethlon were primarily due to a $71,432 increase in legal fees, largely due to increased patent-related activity. Those increases were offset by a decrease in DARPA-related professional fees of $98,135.

The $89,083 increase in general and administrative expenses was primarily due to general and administrative expenses at ESI of $96,987.

Other Expense

Other expense consists primarily of losses on extinguishment of debt, the change in the fair value of our derivative liability, other expense and interest expense. Other (income) expense for the six months ended September 30, 2014 was other expense of $2,819,285 in comparison with other expense of $2,639,576 for the comparable period a year ago.

Loss on Extinguishment of Debt and Other

We recorded a loss on extinguishment of debt of $2,531,123 for the six months ended September 30, 2014. That loss arose from the payments of accrued interest on our 12% Series A convertible notes that were in the form of units (common stock plus warrants) combined with a loss that related to the conversion to equity of $45,906 in principal and accrued interest related to a note payable. The three months ended September 30, 2013 contained $40,256 in losses on debt conversion.

The three months ended September 30, 2014 also included a charge of $143,363 for the change in fair value related to the extension of the warrants of a note holder in exchange for a postponement in the agreed payment date of his notes.

Change in Fair Value of Derivative Liability

We did not record a change in the fair value of derivative liabilities in the six months ended September 30, 2014 and all derivative liabilities were extinguished as of June 30, 2014. For the six months ended September 30, 2013, the change in the estimated fair value of derivative liability was a loss of $2,382,877.

Interest Expense

Interest expense was $144,799 for the six months ended September 30, 2014 compared to $216,443 in the corresponding prior period, a decrease of $71,644. The various components of our interest expense are shown in the following table:

	Six Months Ended	Six Months Ended
	9/30/14	9/30/13	Change
Interest Expense	$123,297	$211,865	$(88,568)
Amortization of Deferred Financing Costs	21,502	863	20,639
Amortization of Note Discounts	–	3,715	(3,715)
Total Interest Expense	$144,799	$216,443	$(71,644)

As noted in the above table, the most significant factor in the $71,644 decrease in interest expense was the $88,568 decrease in the interest expense that was primarily due to lower levels of notes outstanding in the 2014 period. Other smaller factors in the change in our total interest were an increase in the amortization of deferred financing costs of $20,639, which was partially offset by a reduction in the amortization of note discounts.

Net Loss

As a result of the increased expenses noted above, our net loss before noncontrolling interests for the six months ended September 30, 2014 was approximately $4,592,000 compared to approximately $3,653,000 for the six month period ended September 30 2013.

Basic and diluted loss attributable to common stockholders were ($0.02) for the six month period ended September 30, 2014 compared to ($0.02) for the period ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, we had a cash balance of $526,187 and a working capital deficit of $2,495,767. This compares to a cash balance of $1,250,279 and a working capital deficit of $14,169,471 at March 31, 2014. Between October 1, 2014 and November 7, 2014, we raised aggregate proceeds of $1,080,951 through private equity transactions and raised $415,000 through the issuance of convertible notes. Over that same period, we collected $247,361 under our DARPA contract and under the Battelle subcontract we billed $9,595 and collected $11,311. Our cash at September 30, 2014 plus additional funds raised to date subsequent to September 30, 2014 are not sufficient to meet our funding requirements during the next twelve months. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow the Company to continue to operate as a going concern. In addition, we will need to raise capital to complete the recently approved human clinical trial in the U.S.

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

Should the U.S. Government elect not to exercise the options for year five of our DARPA contract, the effects may be material to us. The loss of revenues from the DARPA contract would have a material impact on our revenues, operating cash flows and liquidity.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the six months ended
	September 30, 2014	September 30, 2013
Cash (used in) provided by:
Operating activities	$(1,394)	$(745)
Investing activities	–	–
Financing activities	670	628
Net (decrease) in cash	$(724)	$(117)

NET CASH FROM OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $1,394,000 in the six months ended September 30, 2014 compared to $745,000 in the six months ended September 30, 2013, an increase of $649,000.  The $649,000 increase was primarily due to our increased operating loss.

NET CASH FROM INVESTING ACTIVITIES. We did not have any investing activities during either period.

NET CASH FROM FINANCING ACTIVITIES. Net cash generated from financing activities increased from approximately $628,000 in the six months ended September 30, 2013 to $670,000 in the six months ended September 30, 2014. The only financing activity in the 2014 periods was the issuance of common stock, while in the 2013 period, financing activities included $400,000 in proceeds from the issuance of notes payable.

An increase in working capital during the six months ended September 30, 2014 in the amount of approximately $11,684,000 changed our negative working capital position to approximately ($2,496,000) at September 30, 2014 from a negative working capital of approximately ($14,169,000) at March 31, 2014.  The most significant factors in the increase in working capital noted above were a decrease in derivative liability of approximately $10,679,000 and a reduction in the current portion of our convertible notes payable and notes payable of approximately $1,096,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2014, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

During the three months ended September 30, 2014, we issued 390,301 shares of restricted common stock at an average price of $0.24 per share in payment for investor relations consulting services valued at $75,000 based on the value of the services provided.

During the three months ended September 30, 2014, we issued 1,937,505 shares of restricted common stock to the holders of three convertible notes in exchange for the partial or full conversion of principal and interest in the aggregate amount of $81,375 at a conversion price of $0.042 per share.

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

On September 17, 2014, we issued to the holder of the remaining 2008 10% Convertible Note units consisting of an aggregate of 478,188 shares of restricted common stock and unit warrants to acquire up to an aggregate of 239,094 shares of common stock at an exercise price of $0.096 per share (see Note 5). The units were issued to the note holder upon the conversion of an aggregate of $45,906 of unpaid principal and accrued interest due under the promissory note, which represented the entire amount outstanding under the note. We recorded a loss on debt conversion of $65,493 on this transaction.

During the three months ended September 30, 2014, we issued to four investors 2,673,231 shares of restricted common stock through the cash exercise of eight warrants for $259,474 of cash at an average exercise price of approximately $0.10 per share. As an inducement to those investors, we issued them replacement warrants to acquire up to an aggregate of 2,673,231 shares of common stock on the same terms as the warrants they exercised.

During the three months ended September 30, 2014, we issued and sold to three accredited investors units consisting of (a) one hundred thousand (100,000) restricted shares of our common stock, par value $.001 per share, at prices per share ranging from $0.091 to $0.094 and (b) a five-year warrant to purchase fifty thousand (50,000) shares of common stock at exercise prices ranging from $0.136 to $0.143 per share. In total, the investors purchased for cash an aggregate of $591,700 of units. The investors acquired an aggregate of 974,982 shares of common stock and warrants to acquire up to an aggregate of 487,491 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this report, various promissory and convertible notes payable in the aggregate principal amount of $473,422 have reached maturity and are past due. We are continually reviewing other financing arrangements to retire all past due notes. At September 30, 2014, we had accrued interest in the amount of $471,041 associated with these notes payable.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

Subsequent to September 30, 2014, we entered into a Subscription Agreement with two accredited investors providing for the issuance and sale of (i) convertible promissory notes in the aggregate principal amount of $527,780 and (ii) five-year warrants to purchase up to 2,356,160 shares of Common Stock at a fixed exercise price of $0.168 per share. The convertible promissory notes bear interest at the annual rate of 10% and mature on April 1, 2016. The aggregate gross cash proceeds to us were $415,000 after subtracting legal fees of $35,000; the balance of the principal amount of the notes represents a $27,780 due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of our common stock at a fixed price of $0.112 per share, for up to an aggregate of 4,712,321 shares of Common Stock.

ITEM 6.  EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc., as amended (2)

4.1	Form of Common Stock Purchase Warrant dated July 8, 2014 (3)

4.2	Form of Common Stock Purchase Warrant dated July 24, 2014 (4)

4.3	Form of Common Stock Purchase Warrant issued August and September 2014 *

4.4	Form of Class A Common Stock Purchase Warrant dated November 6, 2014 *

10.1	Form of Restructuring Agreement dated July 8, 2014 (3)

10.2	Form of Subscription Agreement dated November 6, 2014 *

10.3	Form of Convertible Promissory Note dated November 6, 2014 *

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

(1)	Incorporated by reference to the filing of such exhibit with the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(2)	Incorporated by reference to the filing of such exhibit with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012.

(3)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K filed July 10, 2014.

(4)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K filed July 28, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: November 10, 2014	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

