Form 10-Q
period 2014-12-31
AETHLON MEDICAL INC
filed 2015-02-10
CIK 882291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

COMMISSION FILE NUMBER 000-21846

AETHLON MEDICAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	13-3632859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9635 GRANITE RIDGE DRIVE, SUITE 100, SAN DIEGO, CA 92123

(Address of principal executive offices) (Zip Code)

(858) 459-7800

(Registrant's telephone number, including area code)

N/A

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

As of February 10, 2015, the registrant had outstanding 330,298,856 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014 (Unaudited)	March 31, 2014

ASSETS
Current assets
Cash	$2,775,735	$1,250,279
Accounts receivable	15,226	95,177
Deferred financing costs	131,489	83,191
Prepaid expenses and other current assets	46,754	50,699
Total current assets	2,969,204	1,479,346

Property and equipment, net	63,138	84,279
Patents and patents pending, net	105,616	112,489
Deposits	18,537	18,988
Total assets	$3,156,495	$1,695,102

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$324,337	$517,651
Accrued expenses	440,419	1,855,374
Due to related parties	810,381	839,070
Notes payable	22,500	390,000
Convertible notes payable, current portion	–	1,367,655
Derivative liabilities	–	10,679,067
Total current liabilities	1,597,637	15,648,817

Noncurrent liabilities
Convertible notes payable, noncurrent portion	264,252	776,451
Total noncurrent liabilities	264,252	776,451

Total liabilities	1,861,889	16,425,268

Commitments and Contingencies (Note 13)

Stockholders' Equity (Deficit)
Common stock, par value $0.001 per share; 500,000,000 shares authorized as of December 31, 2014 and March 31, 2014; 327,739,188 and 224,973,980 shares issued and outstanding as of December 31, 2014 and March 31, 2014, respectively	327,738	224,984
Additional paid-in capital	81,632,282	59,659,137
Accumulated deficit	(80,743,001)	(74,832,557)
Total Aethlon Medical, Inc. stockholders’ equity (deficit) before noncontrolling interests	1,217,019	(14,948,436)

Noncontrolling interests	77,587	218,270

Total equity (deficit)	1,294,606	(14,730,166)

Total liabilities and deficit	$3,156,495	$1,695,102

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended December 31, 2014 and 2013

(Unaudited)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013

REVENUES

Government contract revenue	$33,434	$76,313	$563,805	$916,796

OPERATING EXPENSES

Professional fees	82,029	553,231	792,463	1,204,812
Payroll and related expenses	570,939	425,293	1,735,979	1,288,773
General and administrative	467,446	330,131	895,543	669,145
Total operating expenses	1,120,414	1,308,655	3,423,985	3,162,730
OPERATING LOSS	(1,086,980)	(1,232,342)	(2,860,180)	(2,245,934)

OTHER EXPENSE
Loss on debt conversion	222,939	–	2,754,062	40,256
(Gain)/loss on change in fair value of derivative liability	–	(78,175)	–	2,304,702
Interest and other debt expenses	148,723	113,444	293,522	329,887
Other expense	143,363	1,000,000	143,363	1,000,000
Total other expense	515,025	1,035,269	3,190,947	3,674,845
NET LOSS BEFORE NONCONTROLLING INTERESTS	(1,602,005)	(2,267,611)	(6,051,127)	(5,920,779)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(51,548)	(37,061)	(140,683)	(37,061)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,550,457)	$(2,230,550)	$(5,910,444)	$(5,883,718)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	301,606,286	198,153,316	262,722,943	187,505,561

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2014 and 2013

(Unaudited)

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
Cash flows from operating activities:
Net loss	$(6,051,127)	$(5,920,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,014	14,159
Stock based compensation	338,580	223,351
Fair market value of common stock, warrants and options issued for services	225,158	264,343
Change in fair value of derivative liabilities	–	2,304,702
Loss on extension of warrants	143,363	–
Loss on debt conversion	2,754,062	40,256
Amortization of debt discount and deferred financing costs	131,074	5,147
Changes in operating assets and liabilities:
Accounts receivable	79,951	163,772
Prepaid expenses and other current assets	4,396	4,052
Accounts payable and accrued expenses	(776,559)	1,268,625
Due to related parties	(28,689)	48,500
Net cash used in operating activities	(3,151,777)	(1,583,872)

Cash flows from investing activities:
Purchases of property and equipment	–	(61,493)
Net cash used in investing activities	–	(61,493)

Cash flows from financing activities:
Proceeds from the issuance of notes payable	415,000	400,000
Principal repayments of notes payable	(500,920)	(200,000)
Net proceeds from the issuance of common stock	4,763,153	3,175,032
Net cash provided by financing activities	4,677,233	3,375,032

Net increase in cash	1,525,456	1,729,667

Cash at beginning of period	1,250,279	125,274

Cash at end of period	$2,775,735	$1,854,941

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Nine Months Ended December 31, 2014 and 2013

(Unaudited)

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$435,139	$13,950

Supplemental disclosures of non-cash investing and financing activities:

Debt and accrued interest converted to common stock	$2,065,787	$500,460

Reclassification of warrant derivative liability into equity	$10,679,067	$316,876

Reclassification of accounts payable to convertible notes payable	$–	$47,000

Deferred financing costs recorded	$117,280	$–

Reclassification of accrued interest to convertible notes payable	$25,766	$20,027

Debt discount related to warrants and beneficial conversion feature	$527,780	$–

Cashless exercise of warrants	$21,516	$–

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2014

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

In October 2013, our subsidiary, Exosome Sciences, Inc., commenced operations with a focus on advancing exosome-based strategies to diagnose and monitor the progression of cancer, infectious disease and other life-threatening conditions.

Our common stock is quoted on the OTCQB marketplace administered by the OTC Markets Group under the symbol "AEMD."

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2014 was derived from our audited consolidated financial statements. Operating results for the nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending March 31, 2015. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2014, which includes audited consolidated financial statements and footnotes as of March 31, 2014 and 2013 and for the years then ended.

NOTE 2. LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and have an accumulated deficit of approximately $80,743,000. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the fiscal year ending March 31, 2015 through debt and/or equity financing arrangements as well as through revenues and related cash receipts under our government contracts (see Note 12).

During the nine months ended December 31, 2014, we converted a past due convertible note in the amount of $660,000 and related accrued interest into equity and also restructured and extended a formerly past due convertible note in the amount of $225,000 (that note was subsequently converted into equity – see Note 5). We also eliminated the antidilution price protection on all the remaining notes and warrants which held such price protection. The combination of all of those actions allowed us to reclassify our derivative liability in the amount of $10,679,067 into equity during the quarter ended June 2014.

In addition, during the nine months ended December 31, 2014, we raised approximately $4,763,000 through the issuance of common stock to investors and approximately $415,000 through the issuance of convertible notes.

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

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned and controlled subsidiary, Exosome Sciences, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Company classifies the noncontrolling interests in Exosome Sciences, Inc. as part of consolidated net loss in the nine months ended December 31, 2014 and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity. During the fiscal year ended March 31, 2014, Exosome Sciences, Inc. raised capital in the amount of $1,500,000 in exchange for the issuance of 300,000 shares of Exosome Sciences, Inc. common stock to Exosome Sciences, Inc.’s investors, representing 20% of Exosome Sciences, Inc.’s issued and outstanding capital stock. As a result, Aethlon Medical, Inc.’s ownership of Exosome Sciences, Inc. was reduced to 80%. If a further change in Aethlon Medical Inc.’s ownership of Exosome Sciences, Inc. results in loss of control and deconsolidation, any retained ownership interest will be remeasured with the gain or loss reported in our statement of operations.

The losses at Exosome Sciences, Inc. during the nine months ended December 31, 2014 reduced the noncontrolling interests on our consolidated balance sheet by $140,683 from $218,270 at March 31, 2014 to $77,587 at December 31, 2014.

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

CASH AND CASH EQUIVALENTS

Accounting standards define "cash and cash equivalents" as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest to be cash equivalents. As of December 31, 2014 and March 31, 2014, we had no assets that were classified as cash equivalents.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at two financial institutions in checking accounts and related cash management accounts. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Our December 31, 2014 cash balances were approximately $2,275,000 over such insured amount. We do not believe that the Company is exposed to any significant risk with respect to its cash.

All of our accounts receivable at December 31, 2014 and March 31, 2014 and all of our revenue in the nine month periods ended December 31, 2014 and 2013 were directly from the U.S. Department of Defense or from a subcontract under Battelle Memorial Institute, which is a prime contractor with the U.S. Department of Defense, and as such no allowance for uncollectable accounts receivable was deemed necessary at December 31, 2014 or March 31, 2014.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the three and nine month periods ended December 31, 2014 and 2013.

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

As of December 31, 2014 and 2013, a total of 110,276,272 and 145,105,572 potential common shares, consisting of shares underlying outstanding stock options, warrants and convertible notes payable were excluded as their inclusion would be antidilutive.

SEGMENTS

Historically, we operated in one segment that was based on our development of therapeutic devices. However in the December 2013 quarter, we initiated the operations of Exosome Sciences, Inc. to develop diagnostic tests. As a result, we now operate in two segments, Aethlon for therapeutic applications and Exosome Sciences, Inc. for diagnostic applications (See Note 14).

DEFERRED FINANCING COSTS

Costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt using the effective interest method.  We recorded amortization expense related to our deferred offering costs of $68,982 and $863 during the nine month periods ended December 31, 2014 and 2013, respectively.

REVENUE RECOGNITION

Defense Advanced Research Projects Agency Contract -- With respect to revenue recognition, we entered into a government contract with the Defense Advanced Research Projects Agency and have recognized revenue under such contract. We adopted the Milestone method of revenue recognition for the Defense Advanced Research Projects Agency contract under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-28 “Revenue Recognition – Milestone Method” and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method.

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

Battelle Memorial Institute Subcontract -- We entered into a subcontract agreement with Battelle Memorial Institute Memorial Institute (“Battelle Memorial Institute”) in March 2013. Battelle Memorial Institute was chosen by the Defense Advanced Research Projects Agency to be the prime contractor on the systems integration portion of the original Defense Advanced Research Projects Agency contract and we are one of several subcontractors on that systems integration project. The Battelle Memorial Institute subcontract is cost-reimbursable under a time and materials basis. We began generating revenues under the subcontract during the nine months ended December 31, 2013.

Our revenue under this contract is a function of cost reimbursement plus an overhead mark-up for hours devoted to the project by specific employees (with specific hourly rates for those employees). Battelle Memorial Institute engages us as needed. Each payment requires approval by the program manager at Battelle Memorial Institute.

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

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on loss per common share during the nine month periods ended December 31, 2014 and 2013:

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
Vesting of stock options	$338,580	$156,993
Incremental fair value of option modifications	–	1,914
Vesting expense associated with CEO restricted stock grant	–	64,444
Total stock-based compensation expense	$338,580	$223,351

Weighted average number of common shares outstanding – basic and diluted	262,722,943	187,505,561

Basic and diluted loss per common share associated with stock-based compensation expense	$(0.00)	$(0.00)

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

PATENTS

Patents include both foreign and domestic patents. There were several patents pending at December 31, 2014. We capitalize the cost of patents and patents pending, some of which were acquired, and amortize such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. The unamortized costs of patents and patents pending are subject to our review for impairment under our long-lived asset policy above.

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

RESEARCH AND DEVELOPMENT EXPENSES

We incurred research and development expenses during the three and nine month periods ended December 31, 2014 and 2013, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	December 31,	December 31,
	2014	2013

Three months ended	$214,165	$542,383
Nine months ended	$747,657	$1,178,488

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial statements.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Management is evaluating significant recent accounting pronouncements that are not yet effective for the Company, including the new accounting standard on revenue recognition, Accounting Standards Update (“ASU”) 2014-09 (Topic 606), and has not yet concluded whether any such pronouncements will have a significant effect on the Company’s future consolidated financial statements.

NOTE 4. NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2014		March 31, 2014
	Principal Balance	Accrued Interest	Principal Balance	Accrued Interest
12% Notes payable	$22,500	$45,562	$185,000	$353,813
10% Note payable	–	–	5,000	6,375
Directors’ Note(s)	–	–	200,000	14,516
Total	$22,500	$45,562	$390,000	$374,704

During the nine months ended December 31, 2014, we recorded interest expense of $27,021 related to the contractual interest rates of our notes payable, which is included in interest and other debt expenses on our condensed consolidated statements of operations. Accrued interest is included in other current liabilities on our condensed consolidated balance sheets (see Note 8).

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). In December 2014, we paid off in full six of the remaining eight 12% Notes with payments of $453,750, representing $150,000 in principal and $303,750 of accrued interest.

In December 2014, at the request of another note holder, we paid one-half of the $25,000 principal on his note and one-half of the $50,625 in accrued interest on his note for a total payment in December 2014 of $37,813. As part of that arrangement, the holder agreed that his note was no longer in default. In January 2015, we paid off the remaining one-half of that note in the amount of $37,813 (see Note 15).

In January 2015, we paid off the last remaining 12% Note with a payment of $30,250, representing $10,000 in principal and $20,250 of accrued interest (see Note 15).

10% NOTES

In December 2014, we paid off the remaining 10% Note with a payment of $11,750 representing principal of $5,000 and accrued interest of $6,750.

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

During the nine months ended December 31, 2014, the holder of the second Note converted the principal of $200,000 and accrued interest of $20,349 into 2,503,966 shares of our common stock per the conversion formula of the Note (see Note 6).

5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consisted of the following at December 31, 2014:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable – Non-Current Portion:
November 2014 10% Convertible Notes	527,780	(465,687)	62,093	2,680
April 2011 12% Convertible Notes	202,159	–	202,159	8,064
Total – Convertible Notes Payable – Non-Current Portion	729,939	(465,687)	264,252	10,744
Total Convertible Notes Payable	$729,939	$(465,687)	$264,252	$10,744

During the nine months ended December 30, 2014, we recorded interest expense of $123,305 related to the contractual interest rates of our convertible notes, interest expense of $68,982 related to the amortization of deferred financing costs related to the convertible notes and interest expense of $62,092 related to the amortization of note discounts for a total interest related to convertible notes of $254,379.

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

NOVEMBER 2014 10% CONVERTIBLE NOTES

In November 2014, we entered into a Subscription Agreement with two accredited investors providing for the issuance and sale of (i) convertible promissory notes (the “November 2014 10% Convertible Notes”) in the aggregate principal amount of $527,780 and (ii) five year warrants to purchase up to 2,356,160 shares of Common Stock at a fixed exercise price of $0.168 per share. The November 2014 10% Convertible Notes bear interest at the annual rate of 10% and mature on April 1, 2016.

The aggregate gross cash proceeds to us were $415,000 after subtracting legal fees of $35,000; the balance of the principal amount of the notes represents a $27,780 due diligence fee and an original issuance discount. We recorded deferred financing costs of $112,780 to reflect the legal fees, due diligence fee and original issuance discount and will amortize those costs over the life of the notes using the effective interest method.

The estimated relative fair value of warrants issued in connection with the November 2014 10% Convertible Notes is recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. We recorded debt discount of $240,133 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than market price of the underlying common stock on the date of issuance, we recorded an additional debt discount of $287,647 related to the beneficial conversion feature. As of December 31, 2014, the $527,780 principal amount outstanding under this agreement is presented net of unamortized debt discount of $465,687.

The November 2014 10% Convertible Notes are convertible at the option of the holders into shares of our common stock at a fixed price of $0.112 per share, for up to an aggregate of 4,712,321 shares of Common Stock. There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

The pricing on both the conversion price and on the warrant exercise price reflected a negotiation that began in September 2014 and continued through funding in November 2014. During that period of time the price of our common stock rose significantly, which complicated the pricing negotiations. We ended up with pricing the notes and warrants at levels consistent with our prior equity unit issuances in October 2014 (see Note 6).

APRIL 2011 12% CONVERTIBLE NOTES

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

The following table shows the conversions into principal of the April 2011 12% Convertible Notes by fiscal year:

Activity in the April 2011 12% Convertible Notes
Initial principal balance	$400,400
Increase in principal balance due to extension fee	48,048
Conversions during the nine months ended December 31, 2014	(246,289)
Balance as of December 31, 2014	$202,159

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

Bird Estate Conversion

In November 18, 2014, we issued an aggregate of 5,625,000 shares of common stock to the Estate upon the conversion of an aggregate of $236,250 representing all $225,000 of unpaid principal and $11,250 of unpaid accrued interest due under the Note. The conversion price per share was $0.042.

2008 10% CONVERTIBLE NOTES

In September 2014, we issued to the holder of the remaining 2008 10% Convertible Note units consisting of an aggregate of 478,188 shares of restricted common stock and unit warrants to acquire up to an aggregate of 239,094 shares of common stock at an exercise price of $0.096 per share (see Note 6). The units were issued to the Note holder upon the conversion of an aggregate of $45,906 of unpaid principal and accrued interest due under the Note, which represented the entire amount outstanding under the Note and the Note was retired. We recorded a loss on debt conversion of $65,493 on this transaction.

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

The following table shows the conversions into principal of the October and November 2009 10% Convertible Notes by fiscal year:

Activity in October & November 2009 10% Convertible Notes
Initial principal balance	$450,250
Conversions during the fiscal year ended March 31, 2010	(70,000)
Conversions during the fiscal year ended March 31, 2011	(175,000)
Conversions during the fiscal year ended March 31, 2012	(130,250)
Conversions during the fiscal year ended March 31, 2013	(25,000)
Conversions during the fiscal year ended March 31, 2014	–
Conversions into equity unit structure during the nine months ended December 31, 2014	(50,000)
Balance as of December 31, 2014	$–

As noted in the above table, the remaining balance of the September 2011 Convertible Notes converted into equity during the nine months ended December 31, 2014.

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

In October 2014, we issued to the holder of the remaining October & November 2009 10% Convertible Note and the April 2010 10% Convertible Note units consisting of an aggregate of 1,835,798 shares of common stock and unit warrants to acquire up to an aggregate of 1,837,798 shares of common stock at an exercise price of $0.103 per share. The units were issued to the note holder upon the conversion of an aggregate of $189,087 of unpaid principal and accrued interest due under two promissory notes (the remaining October & November 2009 10% Convertible Note and the April 2010 10% Convertible Note). The amounts converted represented the entire principal and interest outstanding under the notes and the notes held by that holder were retired.

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

In October 2014, we issued to the holder of the remaining October & November 2009 10% Convertible Note and the April 2010 10% Convertible Note units consisting of an aggregate of 1,835,798 shares of common stock and unit warrants to acquire up to an aggregate of 1,837,798 shares of common stock at an exercise price of $0.103 per share. The units were issued to the note holder upon the conversion of an aggregate of $189,087 of unpaid principal and accrued interest due under two promissory notes (the remaining October & November 2009 10% Convertible Note and the April 2010 10% Convertible Note). The amounts converted represented the entire principal and interest outstanding under the notes and the notes held by that holder were retired.

SEPTEMBER 2010 12% CONVERTIBLE NOTES

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

The following table shows the activity in the September 2010 12% Convertible Notes by fiscal year:

Activity in the September 2010 12% Convertible Notes
Initial principal balance	$743,600
Conversions during the fiscal year ended March 31, 2012	(405,500)
Conversions during the fiscal year ended March 31, 2013	(30,000)
Conversions during the fiscal year ended March 31, 2014	(25,000)
Increase in principal balance due to 12% extension fee	33,972
Conversions during the nine months ended December 31, 2014	(317,072)
Balance as of December 31, 2014	$–

As noted in the above table, the remaining balance of the September 2011 Convertible Notes converted into equity during the nine months ended December 31, 2014.

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

In October 2014, we paid off in full the remaining outstanding principal balance and interest balances on the two remaining notes with cash payments of $382,748.

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

The following table shows the conversions into principal of the September 2011 Convertible Notes by fiscal year:

Activity in the September 2011 Convertible Notes
Initial principal balance	$253,760
Conversions during the fiscal year ended March 31, 2012	(15,000)
Conversions during the fiscal year ended March 31, 2013	(60,000)
Conversions during the fiscal year ended March 31, 2014	(169,000)
Increase in principal balance due to extension fee	1,171
Conversions during the nine months ended December 31, 2014	(10,931)
Balance as of December 31, 2014	$–

As noted in the above table, the remaining balance of the September 2011 Convertible Notes converted into equity during the nine months ended December 31, 2014.

LAW FIRM NOTE

On March 22, 2012, we entered into a Promissory Note with our corporate law firm for the amount of $75,000, which represented the majority of the amount we owed to that firm at that time. The Promissory Note originally had a maturity date of December 31, 2012 and bore interest at 5% per annum. The note was convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $0.08 per share. The holder subsequently agreed to extend the Maturity Date of the Note first to October 1, 2013, then to September 30, 2013, and then the expiration date of this note was again extended to October 1, 2014.

In November 2014, we paid off in full the Law Firm Note with a cash payment of $50,000 and an issuance of 170,020 common shares.

6. EQUITY TRANSACTIONS

COMMON STOCK AND WARRANTS

The following are Aethlon Medical, Inc.’s Equity Transactions in the Nine Months Ended December 31, 2014.

June 2014 Quarter Issuances of Common Stock and Warrants

Equity Unit Investments

In the three months ended June 30, 2014, we completed unit subscription agreements with seven accredited investors pursuant to which we issued 2,192,444 shares of our common stock and 1,096,222 warrants to purchase our common stock for net cash proceeds of $320,800. Such warrants have exercise prices ranging from $0.193 to $0.236 per share.

Note Conversions

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

Common Stock Issuances

During the three months ended June 30, 2014, we issued 219,127 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.17 per share in payment for legal services, internal controls consulting services and regulatory consulting services collectively valued at $38,268 based on the value of the services provided.

September 2014 Quarter Issuances of Common Stock and Warrants

Common Stock Issuances

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

Note Conversions

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

Warrant Exercises and Issuance of New Warrants upon Exercise

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

Equity Unit Investments

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

December 2014 Quarter Issuances of Common Stock and Warrants

Debt Reduction

During the three months ended December 31, 2014, we paid off in full the outstanding principal balance and interest balance on the Law Firm Note with a cash payment of $50,000 and an issuance of 170,020 common shares (see Note 4).

Note Conversions

During the three months ended December 31, 2014, we issued an aggregate of 14,237,261 shares of common stock to two accredited investors upon the conversion of an aggregate of $597,965 of unpaid principal and accrued interest due under promissory notes we previously issued to the investors. The conversion price per share was $0.042 (see note 5).

During the three months ended December 31, 2014, we issued an aggregate of 5,625,000 shares of common stock to convert in full the outstanding principal balance of $225,000 and interest balance of $11,250 on the remaining note from 2010 through the issuance of 5,625,000 shares of common stock. The conversion price per share was $0.042 (see Note 5).

During the three months ended December 31, 2014, we issued to an accredited investor units consisting of an aggregate of 1,835,798 shares of common stock and warrants to acquire up to an aggregate of 1,837,798 shares of common stock at an exercise price of $0.103 per share. The units were issued to the investor upon the conversion of an aggregate of $189,087 of unpaid principal and accrued interest due under two promissory notes we previously issued to the investor. The amounts converted represented the entire principal and interest outstanding under the notes and the notes held by that holder were retired (see Note 5).

Issuance of Convertible Notes

During the three months ended December 31, 2014, we sold to two accredited investors (i) convertible promissory notes in the aggregate principal amount of $527,780 and (ii) five year warrants to purchase up to 2,356,160 shares of common stock at a fixed exercise price of $0.168 per share. The convertible promissory notes bear interest at the annual rate of 10% and mature on April 1, 2016. The aggregate gross cash proceeds to us were $415,000 after subtracting legal fees of $35,000; the balance of the principal amount of the notes represents a $27,780 due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of our common stock at a fixed price of $0.112 per share, for up to an aggregate of 4,712,321 shares of common stock (see Note 5).

Common Stock Issuances

During the three months ended December 31, 2014, we issued 374,295 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $0.146 per share in payment for legal and scientific consulting services valued at $54,800 based on the value of the services provided.

During the three months ended December 31, 2014, we issued 39,024 shares of restricted common stock at an average price of $0.21 per share in payment for investor relations consulting services valued at $8,000 based on the value of the services provided.

Equity Unit Investments

During the three months ended December 31, 2014, we issued and sold to eight accredited investors units consisting of (a) 100,000 restricted shares of our common stock at prices per share ranging from $0.105 to $0.114 and (b) a five-year warrant to purchase 50,000 shares of common stock at exercise prices ranging from $0.154 to $0.167 per share. In total, the investors purchased for cash an aggregate of $502,700 of units. The investors acquired an aggregate of 4,506,250 shares of common stock and warrants to acquire up to an aggregate of 2,253,125 shares of common stock.

During the three months ended December 31, 2014, we sold $3,300,000 of units at a price of $0.30 per unit (the “December Financing”). Each unit consists of one share of common stock and a warrant to purchase 1.2 shares of common stock at an exercise price per share of $0.30. We sold a total of 11,000,000 units in the financing consisting of 11,000,000 shares of common stock and warrants to purchase 13,200,000 shares of common stock at an exercise price of $0.30 per share.

Roth Capital Partners, LLC served as sole placement agent for the December Financing and received a cash fee of $231,000, expense reimbursement of $25,000, and a five-year warrant to purchase 550,000 shares of common stock at an exercise price of $0.30 per share for its services in the financing. In addition, we paid $10,000 in legal expenses to the investors’ counsel. We also paid $32,572 to our counsel related to this financing. The net proceeds to us after the placement fee and legal fees were $3,001,428.

Warrant Exercises and Issuance of New Warrants upon Exercise

During the three months ended December 31, 2014, we issued an aggregate of 5,671,119 shares of common stock and seven-year warrants to issue up to an aggregate of 5,671,119 shares of common stock at exercise prices ranging from $0.093 to $0.116 per share to eight accredited investors. One of the investors was Dr. Chetan Shah, one of our directors. We issued the common stock and warrants to the investors upon the cash exercise of previously issued warrants held by them. The investors paid an aggregate of $579,251 upon exercise of the previously outstanding warrants at exercise prices ranging from $0.093 to $0.115 per share.

Warrant Exercises

During the three months ended December 31, 2014, we issued an aggregate of 21,516,640 shares of common stock to accredited investors upon the exercise of previously issued warrants. The warrants were exercised on a cashless or “net” basis. Accordingly, we did not receive any proceeds from such exercises. The cashless exercise of such warrants resulted in the cancellation of previously issued warrants to purchase an aggregate of 30,265,208 shares of common stock.

Stock Option Exercises

During the three months ended December 31, 2014, two former employees exercised stock options to purchase 50,000 common shares through a cash payment of $9,500 with an exercise price of $0.19 per share.

7. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. These unsecured and non-interest-bearing liabilities have been included as due to related parties in the accompanying consolidated balance sheets.

Other related party transactions are disclosed elsewhere in these notes to consolidated financial statements.

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	December 31,	March 31,
	2014	2014
Accrued interest	$56,306	$1,165,335
Accrued legal fees	–	179,465
Accrued liquidated damages	362,800	362,800
Other accrued liabilities	21,313	147,774
Total other current liabilities	$440,419	$1,855,374

9. FAIR VALUE MEASUREMENTS

We follow FASB ASC 820, “Fair value measurements and disclosures” (“ASC 820”) in connection with assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The guidance applies to our derivative liabilities. We had no assets or liabilities measured at fair value on a non-recurring basis for any period reported.

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

At December 31, 2014, we no longer had any derivative liabilities as all of the holders of the financial instruments that had price antidilution protection waived such price antidilution protection.

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

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Nine Months Ended December 31, 2013
Risk free interest rate	0.02% - 2.04%
Average expected life	0.25 – 3 years
Expected volatility	58.0% - 103.1%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the nine months ended December 31, 2014:

	April 1, 2014	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	Reclassification of Derivative Liability to Paid in capital	December 31, 2014

Derivative liabilities	$10,679,067	$–	$–	$(10,679,067)	$–

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the nine months ended December 31, 2013:

	April 1, 2013	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	Reclassification of Derivative Liability to Paid in capital	December 31, 2013

Derivative liabilities	$3,588,239	$–	$2,304,702	$(316,876)	$5,576,065

10. STOCK COMPENSATION

The following table breaks out the components of our share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and nine months ended December 31, 2014 and 2013.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Vesting of stock options	77,900	32,750	338,580	156,993
Incremental fair value of option modifications	--	--	--	1,914
Vesting expense associated with CEO restricted stock grant	--	--	--	64,444
Total share-based compensation expense	$77,900	$32,750	$338,580	$223,351

Total share-based compensation expense included in net loss	$77,900	$32,750	$338,580	$223,351

Weighted average number of common shares outstanding – basic and diluted	301,606,286	198,153,316	262,722,943	187,505,561

Basic and diluted loss per common share associated with stock-based compensation expense	$(0.00)	$(0.00)	$(0.00)	$(0.00)

All of the stock-based compensation expense recorded during the nine months ended December 31, 2014 and 2013, which totaled $338,580 and $223,351, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the nine months ended December 31, 2014 and 2013 had no impact on basic and diluted loss per common share.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three and nine month periods ended December 31, 2014 was insignificant.

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

In addition to the share-based compensation expense for the specific stock option grants noted above, our total share-based compensation expense for the three and nine months ended December 31, 2014 includes ongoing vesting expense associated with stock grants from prior periods.

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

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to stock option grants utilizing the Binomial Lattice option pricing models at, and during the nine months ended December 31, 2014:

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

Options outstanding that have vested and are expected to vest as of December 31, 2014 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Vested	24,265,072	$0.26	4.24
Expected to vest	4,690,966	$0.14	8.90
Total	28,956,038

A summary of stock option activity during the nine months ended December 31, 2014 is presented below:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2014	26,133,407	$0.076 - $0.41	$0.25
Exercised	(50,000)	0.19	$0.19
Granted	2,972,631	0.19	$0.19
Cancelled/Expired	(100,000)	0.19	$0.19
Stock options outstanding at December 31, 2014	28,956,038	$0.076 - $0.41	$0.24
Stock options exercisable at December 31, 2014	24,265,072	$0.076 - $0.41	$0.26

At December 31, 2014, there was approximately $419,883 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 1.35 years.

The aggregate intrinsic value of the stock options outstanding as of December 31, 2014 was $868,681, which represents the value of our closing stock price on the last trading day of the period, which was $0.27, in excess of the weighted-average exercise price of $0.24, multiplied by the number of options outstanding.

11. WARRANTS

A summary of warrant activity during the nine months ended December 31, 2014 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2014	70,709,475	$0.042 - $0.25	$0.13
Exercised	(29,354,214)	$0.042 – $0.22	$0.09
Issued	40,323,919	$0.042 - $0.30	$0.17
Cancelled/Expired	(9,884,578)	$0.042 - $0.22	$0.14
Warrants outstanding at December 31, 2014	71,794,602	$0.042 - $0.30	$0.14
Warrants exercisable at December 31, 2014	71,794,602	$0.042 - $0.30	$0.14

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models at, and during, the nine months ended December 31, 2014:

Risk free interest rate	0.79% - 2.29%
Average expected life	5 years – 7 years
Expected volatility	87.8% - 107.4%
Expected dividends	None

12. DEFENSE ADVANCED RESEARCH PROJECTS AGENCY CONTRACT AND RELATED REVENUE RECOGNITION

As discussed in Note 1, we entered into a contract with the Defense Advanced Research Projects Agency on September 30, 2011. Under the Defense Advanced Research Projects Agency award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers. The award from the Defense Advanced Research Projects Agency was a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract. Under the terms of the contract, we will perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.

Originally, only the base year (year one contract) was effective for the parties, however, the Defense Advanced Research Projects Agency subsequently exercised the option on the second, third and fourth years of the contract. The Defense Advanced Research Projects Agency has the option to enter into the contract for year five. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract. There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term. We commenced work under the contract in October 2011.

Due to budget restrictions within the Department of Defense, on February 10, 2014, the Defense Advanced Research Projects Agency reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction will reduce the possible payments under the contract by $858,491 over years three through five. We recently completed a re-budgeting of the expected costs on the remaining years of the Defense Advanced Research Projects Agency contract based on the reduced milestones and have concluded that the reductions in our costs due to the scaled back level of work will almost entirely offset the anticipated revenue levels based on current assumptions.

During the nine months ended December 31, 2014, we invoiced the Defense Advanced Research Projects Agency for three milestones totaling $444,723. The details of those milestones were as follows:

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

In the nine months ended December 31, 2013, we invoiced the Defense Advanced Research Projects Agency for four milestones totaling $808,739. The details of those milestones were as follows:

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

We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $3,917 per month on a one year lease that previously was scheduled to expire in October 2014 and was recently extended to in October 2015. We believe this new leased facility will be satisfactory for our laboratory needs over the term of the lease

Our Exosome Sciences, Inc. subsidiary rents approximately 2,055 square feet of office and laboratory space at 11 Deer Park Drive, South Brunswick, NJ at the rate of $3,596 per month on a one year lease that previously was scheduled to expire in October 2014 and was recently extended to in October 2015. We believe this new leased facility will be satisfactory for Exosome Sciences, Inc.’s operational needs over the term of the lease.

Rent expense approximated $127,000 and $99,000 for the nine month periods ended December 31, 2014 and 2013, respectively.

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

14. SEGMENTS

We operate our businesses principally through two reportable segments: Aethlon, which represents our therapeutic business activities, and Exosome Sciences, Inc., which represents our diagnostic business activities. Our reportable segments have been determined based on the nature of the potential products being developed.

Aethlon’s revenue is generated primarily from government contracts to date and Exosome Sciences, Inc. does not yet have any revenues. We have not included any allocation of corporate overhead to the Exosome Sciences, Inc. segment.

The following tables set forth certain information regarding our segments and other operations that conforms to the consolidated balance sheet and statement of operations presented in this Report:

	Nine Months Ended December 31,
	2014	2013
Revenues:
Aethlon	$563,805	$916,796
Exosome Sciences, Inc.	–	–
Total Revenues	$563,805	$916,796

Operating Losses:
Aethlon	$(2,156,769)	$(2,065,212)
Exosome Sciences, Inc.	(703,411)	(180,722)
Total Operating Loss	$(2,860,180)	$(2,245,934)

Net Losses:
Aethlon	$(5,347,716)	$(5,735,474)
Exosome Sciences, Inc.	(703,411)	(185,305)
Net Loss Before Non-Controlling Interests	$(6,051,127)	$(5,920,779)

Cash:
Aethlon	$2,446,820	$588,066
Exosome Sciences, Inc.	328,915	1,266,875
Total Cash	$2,775,735	$1,854,941

Total Assets:
Aethlon	$2,735,913	$777,004
Exosome Sciences, Inc.	420,582	1,328,004
Total Assets	$3,156,495	$2,105,008

Capital Expenditures:
Aethlon	$–	$2,750
Exosome Sciences, Inc.	–	58,743
Capital Expenditures	$–	$61,493

Depreciation and Amortization:
Aethlon	$13,328	$7,195
Exosome Sciences, Inc.	14,686	6,964
Total Depreciation and Amortization	$28,014	$14,159

Interest Expense:
Aethlon	$285,229	$325,364
Exosome Sciences, Inc.	–	4,583
Total Interest Expense	$285,229	$329,947

15. SUBSEQUENT EVENTS

Management has evaluated events subsequent to December 31, 2014 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Government Contracts

Subsequent to December 31, 2014, we billed $8,207 and we collected $12,290 under the Battelle Memorial Institute subcontract.

Debt Reduction

Subsequent to December 31, 2014, we paid off the remaining principal and interest balances on the two remaining 12% Notes with cash payments totaling $68,063 (see Note 5).

Note Conversions

Subsequent to December 31, 2014, we issued an aggregate of 2,380,952 shares of Common Stock to an accredited investor upon the conversion of an aggregate of $100,000 of unpaid principal due under a convertible promissory note previously issued to the investor. The conversion price per share was $0.042 (see Note 6).

Warrant Exercises

Subsequent to December 31, 2014, we issued 178,716 shares of common stock to an accredited investor upon the exercise of a previously issued warrant. The warrant was exercised on a cashless or “net” basis. Accordingly, we did not receive any proceeds from such exercise. The cashless exercise of the warrant resulted in the cancellation of the previously issued warrant to purchase an aggregate of 80,077 shares of common stock.

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

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Aethlon Medical, Inc. ("we" or "us") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, completion of our capital-raising activities, U.S. Food and Drug Administration approval of our products, other regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of our filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

Overview

We are a medical device company focused on creating innovative devices that address unmet medical needs in cancer, infectious disease and other life-threatening conditions. At the core of our developments is the Aethlon ADAPT system, a medical device platform that converges single or multiple affinity drug agents with advanced plasma membrane technology to create therapeutic filtration devices that selectively remove harmful particles from the entire circulatory system without loss of essential blood components.

In June 2013, the U.S. Food and Drug Administration approved our investigational device exemption application to initiate a ten-patient human clinical trial in one location in the United States to treat dialysis patients who are infected with the Hepatitis-C virus. The principal investigator of that clinical trial recently began recruiting patients, the first of whom was enrolled in the study in February 2015. Successful outcomes of that human trial as well as at least one follow-on human trial will be required by the U.S. Food and Drug Administration in order to commercialize our products in the U.S. The regulatory agencies of certain foreign countries where we intend to sell this device will also require one or more human clinical trials.

Some of our patents may expire before we receive U.S. Food and Drug Administration approval to market our products in the United States or we receive approval to market our products in a foreign country. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier treatment technology.

In October 2013, our majority-owned subsidiary, Exosome Sciences, Inc., commenced operations with a focus on advancing exosome-based strategies to diagnose and monitor the progression of cancer, infectious disease and other life-threatening conditions.

Our common stock is quoted on the OTCQB marketplace administered by the OTC Markets Group under the symbol "AEMD."

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act and must file reports, proxy statements and other information with the Securities and Exchange Commission. The reports, information statements and other information we file with the Securities and Exchange Commission can be inspected and copied at the Securities and Exchange Commission Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at (800) SEC-0330. The Securities and Exchange Commission also maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, like us, which file electronically with the Securities and Exchange Commission. Our headquarters are located at 9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123. Our phone number at that address is (858) 459-7800. Our Web site is http://www.aethlonmedical.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2013

Revenues

We recorded government contract revenue in the three months ended December 31, 2014 and 2013.  This revenue arose from work performed under our government contract with the Defense Advanced Research Projects Agency and our subcontract with Battelle Memorial Institute as follows:

	Three Months Ended 12/31/14	Three Months Ended 12/31/13	Change in Dollars
Defense Advanced Research Projects Agency Contract	$--	$--	$--
Battelle Memorial Institute Subcontract	33,434	76,313	(42,879)
Total Government Contract Revenue	$33,434	$76,313	$(42,879)

Defense Advanced Research Projects Agency Contract

We entered into a contract with the Defense Advanced Research Projects Agency on September 30, 2011. Under the Defense Advanced Research Projects Agency award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers. The award from Defense Advanced Research Projects Agency was a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract. Under the terms of the contract, we will perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.

Originally, only the base year (year one contract) was effective for the parties, however, the Defense Advanced Research Projects Agency subsequently exercised the option on the second, third and fourth years of the contract. The Defense Advanced Research Projects Agency has the option to enter into the contract for year five. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract. There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term. We commenced work under the contract in October 2011.

Due to budget restrictions within the Department of Defense, on February 10, 2014, the Defense Advanced Research Projects Agency reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction will reduce the possible payments under the contract by $858,491 over years three through five. We recently completed a re-budgeting of the expected costs on the remaining years of the Defense Advanced Research Projects Agency contract based on the reduced milestones and have concluded that the reductions in our costs due to the scaled back level of work will almost entirely offset the anticipated revenue levels based on current assumptions.

We did not invoice the Defense Advanced Research Projects Agency for any milestones during either the three months ended December 31, 2014 or the three months ended December 31, 2013.

Battelle Memorial Institute Subcontract

We entered into a subcontract agreement with Battelle Memorial Institute in March 2013. Battelle Memorial Institute was chosen by the Defense Advanced Research Projects Agency to be the prime contractor on the systems integration portion of the original Defense Advanced Research Projects Agency contract and we are one of several subcontractors on that systems integration project. The Battelle Memorial Institute subcontract is cost-reimbursable under a time and materials basis. We began generating revenues under the subcontract during the nine months ended December 31, 2013.

Our revenue under this contract is a function of cost reimbursement plus an overhead mark-up for hours devoted to the project by specific employees (with specific hourly rates for those employees). Battelle Memorial Institute engages us as needed. Each payment requires approval by the program manager at Battelle Memorial Institute.

During the three months ended December 31, 2014, we invoiced Battelle Memorial Institute $33,434 and in the three months ended December 31, 2013, we invoiced Battelle Memorial Institute $76,313, a $42,879 reduction.

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2014 were $1,120,414 in comparison with $1,308,655 for the comparable quarter a year ago. This decrease of $188,241, or 14.4%, was due to a decrease in professional fees of $471,202, which was partially offset by increases in payroll and related expenses of $145,646 and increases in general and administrative expenses of $137,315.

The $471,202 decrease in our professional fees was due to a decrease in our Defense Advanced Research Projects Agency-related professional fees of $128,646 and a decrease in our non-Defense Advanced Research Projects Agency-related professional fees of $344,535, which were partially offset by an increase of $1,981 in Exosome Sciences, Inc.’s professional fees.

The $145,646 increase in payroll and related expenses was due to an increase in the Exosome Sciences, Inc. payroll of $64,588, an increase in Aethlon’s payroll of $35,908, and an increase in stock-based compensation of $45,150.

The $137,315 increase in general and administrative expenses was primarily due to an increase in the non-Defense Advanced Research Projects Agency-related general and administrative expenses at Aethlon of $156,163. The general and administrative expenses at Exosome Sciences, Inc. increased by $10,436 and we had a decrease of $29,284 in our Defense Advanced Research Projects Agency-related general and administrative expenses. Our clinical trial expenses of $192,243 in the December 2014 period drove the increased general and administrative expenses at Aethlon as there was no comparable expense in the corresponding prior period.

Other Expense

Other expense consists primarily of losses on conversion or extinguishment of debt, the change in the fair value of our derivative liability, other expense and interest expense. Other expense for the three months ended December 31, 2014 was other expense of $515,025 in comparison with other expense of $1,035,269 for the comparable quarter a year ago.

Loss on Extinguishment of Debt and Other

We recorded a loss on extinguishment of debt of $222,939 for the three months ended December 31, 2014 that related to the conversion to equity of $189,087 in principal and accrued interest related to two notes payable. We did not recognize any losses on extinguishment of debt in the three months ended December 31, 2013.

The three months ended December 31, 2014 also included a charge of $143,363 for the change in fair value related to the extension of the warrants of a note holder in exchange for a postponement in the agreed payment date of his notes.

The three months ended December 31, 2013 included a $1,000,000 provision related to litigation.

Change in Fair Value of Derivative Liability

We did not record a change in the fair value of derivative liabilities in the three months ended December 31, 2014. For the three months ended December 31, 2013, the change in the estimated fair value of derivative liability was a gain of $78,175.

Interest Expense

Interest expense was $148,723 for the three months ended December 31, 2014 compared to $113,444 in the corresponding prior period, an increase of $35,279. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	12/31/14	12/31/13	Change
Interest Expense	$39,151	$112,875	$(73,724)
Amortization of Deferred Financing Costs	47,480	--	47,480
Amortization of Note Discounts	62,092	569	61,523
Total Interest Expense	$148,723	$113,444	$35,279

As noted in the above table, the most significant factors in the $35,279 increase in interest expense was the $73,724 decrease in the interest expense that was primarily due to lower levels of notes outstanding in the 2014 period; however, that reduction was more than offset by the $61,523 increase in the amortization of note discounts and a $47,480 increase in the amortization of deferred financing costs. The increases in our amortization of note discounts and of deferred financing costs occurred as a result of our convertible note financing in November 2014.

Net Loss

As a result of the decreased expenses noted above, our net loss before noncontrolling interests was approximately $1,602,000 for the quarter ended December 31, 2014 compared to the net loss before noncontrolling interests of approximately $2,268,000 in the quarter ended December 31, 2013.

Basic and diluted loss attributable to common stockholders were ($0.01) for the three month period ended December 31, 2014 compared to ($0.01) for the three month period ended December 31, 2013.

NINE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2013

Revenues

We recorded government contract revenue in the nine months ended December 31, 2014 and 2013.  This revenue arose from work performed under our government contract with the Defense Advanced Research Projects Agency and our subcontract with Battelle Memorial Institute as follows:

	Nine Months Ended 12/31/14	Nine Months Ended 12/31/13	Change in Dollars
Defense Advanced Research Projects Agency Contract	$444,723	$808,739	$(364,016)
Battelle Memorial Institute Subcontract	119,082	108,057	11,025
Total Government Contract Revenue	$563,805	$916,796	$(352,991)

Defense Advanced Research Projects Agency Contract

We entered into a contract with the Defense Advanced Research Projects Agency on September 30, 2011. Under the Defense Advanced Research Projects Agency award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers. The award from the Defense Advanced Research Projects Agency was a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract. Under the terms of the contract, we will perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.

Originally, only the base year (year one contract) was effective for the parties, however, the Defense Advanced Research Projects Agency subsequently exercised the option on the second, third and fourth years of the contract. The Defense Advanced Research Projects Agency has the option to enter into the contract for year five. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract. There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term. We commenced work under the contract in October 2011.

Due to budget restrictions within the Department of Defense, on February 10, 2014, the Defense Advanced Research Projects Agency reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction will reduce the possible payments under the contract by $858,491 over years three through five. We completed a re-budgeting of the expected costs on the remaining years of the Defense Advanced Research Projects Agency contract based on the reduced milestones and have concluded that the reductions in our costs due to the scaled back level of work will almost entirely offset the anticipated revenue levels based on current assumptions.

During the nine months ended December 31, 2014, we invoiced the Defense Advanced Research Projects Agency for three milestones totaling $444,723 while in the nine months ended December 31, 2013, we invoiced the Defense Advanced Research Projects Agency for four milestones totaling $808,739.

We entered into a subcontract agreement with Battelle Memorial Institute in March 2013. Battelle Memorial Institute was chosen by the Defense Advanced Research Projects Agency to be the prime contractor on the systems integration portion of the original Defense Advanced Research Projects Agency contract and we are one of several subcontractors on that systems integration project. The Battelle Memorial Institute subcontract is cost-reimbursable under a time and materials basis. We began generating revenues under the subcontract during the nine months ended December 31, 2013.

Our revenue under this contract is a function of cost reimbursement plus an overhead mark-up for hours devoted to the project by specific employees (with specific hourly rates for those employees). Battelle Memorial Institute engages us as needed. Each payment requires approval by the program manager at Battelle Memorial Institute.

During the nine months ended December 31, 2014, we invoiced Battelle Memorial Institute $119,082 and in the nine months ended December 31, 2013, we invoiced Battelle Memorial Institute $108,057, an $11,025 increase.

Operating Expenses

Consolidated operating expenses for the nine months ended December 31, 2014 were $3,423,985 in comparison with $3,162,730 for the comparable period a year ago.  This increase of $261,255, or 8.3%, was due to increases in payroll and related expenses of $447,206 and increases in general and administrative expenses of $226,398, which were partially offset by a decrease in professional fees of $412,349.

The $447,206 increase in payroll and related expenses was due to an increase in the Exosome Sciences, Inc. payroll of $325,567, an increase in Aethlon’s payroll of $6,410, and an increase in stock-based compensation of $115,229. The significant increase in Exosome Sciences, Inc.’s payroll was due to Exosome Sciences, Inc. operating in only approximately three months in the 2013 period, while Exosome Sciences, Inc. operated in all nine months of the 2014 period.

The $226,398 increase in general and administrative expenses was primarily due to an increase in the non-Defense Advanced Research Projects Agency-related general and administrative expenses at Aethlon of $194,230. The general and administrative expenses at Exosome Sciences, Inc. increased by $107,423 and we had a decrease of $75,255 in our Defense Advanced Research Projects Agency-related general and administrative expenses.  Our clinical trial expenses of $192,243 in the December 2014 period drove the increased general and administrative expenses at Aethlon as there was no comparable expense in the corresponding prior period and Exosome Sciences, Inc.’s general and administrative expenses in the 2013 period only covered approximately three months of operating activities.

The $412,349 decrease in our professional fees was due to a decrease in our Defense Advanced Research Projects Agency-related professional fees of $229,716 and a decrease in our non-Defense Advanced Research Projects Agency-related professional fees of $272,332, which were partially offset by an increase of $89,699 in Exosome Sciences, Inc.’s professional fees.

Other Expense

Other expense consists primarily of losses on extinguishment of debt, the change in the fair value of our derivative liability, other expense and interest expense. Other (income) expense for the nine months ended December 31, 2014 was other expense of $3,190,947 in comparison with other expense of $3,674,845 for the comparable period a year ago.

Loss on Extinguishment of Debt and Other

We recorded a loss on extinguishment of debt of $2,754,062 for the nine months ended December 31, 2014. That loss arose from the payments of accrued interest on our 12% Series A convertible notes that were in the form of units (common stock plus warrants) combined with a loss that related to the conversion to equity of $268,845 in principal and accrued interest related to three notes payable. The nine months ended December 31, 2013 contained $40,256 in losses on debt conversion.

The nine months ended December 31, 2014 also included a charge of $143,363 for the change in fair value related to the extension of the warrants of a note holder in exchange for a postponement in the agreed payment date of his notes.

Change in Fair Value of Derivative Liability

We did not record a change in the fair value of derivative liabilities in the nine months ended December 31, 2014 and all derivative liabilities were extinguished as of June 30, 2014. For the nine months ended December 31, 2013, the change in the estimated fair value of derivative liability was a loss of $2,304,702.

Interest Expense

Interest expense was $293,522 for the nine months ended December 31, 2014 compared to $329,887 in the corresponding prior period, a decrease of $36,365. The various components of our interest expense are shown in the following table:

	Nine Months Ended	Nine Months Ended
	12/31/14	12/31/13	Change
Interest Expense	$162,448	$324,740	$(162,292)
Amortization of Deferred Financing Costs	68,982	863	68,119
Amortization of Note Discounts	62,092	4,284	57,808
Total Interest Expense	$293,522	$329,887	$(36,365)

As noted in the above table, the most significant factor in the $36,365 decrease in interest expense was the $162,292 decrease in the interest expense that was primarily due to lower levels of notes outstanding in the 2014 period. Other smaller factors in the change in our total interest expense were increases in the amortization of deferred financing costs of $68,119 and in the amortization of note discounts of $57,808. The increases in our amortization of note discounts and of deferred financing costs occurred as a result of our convertible note financing in November 2014.

Net Loss

As a result of the increased expenses and decreased revenues noted above, our net loss before noncontrolling interests for the nine months ended December 31, 2014 was approximately $6,051,000 compared to approximately $5,921,000 for the nine month period ended December 31, 2013.

Basic and diluted loss attributable to common stockholders were ($0.02) for the nine month period ended December 31, 2014 compared to ($0.03) for the period ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, we had a cash balance of $2,775,735 and working capital of $1,371,567. This compares to a cash balance of $1,250,279 and a working capital deficit of $14,169,471 at March 31, 2014. Between January 1, 2015 and February 10, 2015, under the Battelle Memorial Institute subcontract we billed $8,207 and collected $12,290. Our cash at December 31, 2014 plus additional funds raised to date subsequent to December 31, 2014 are not sufficient to meet our funding requirements during the next twelve months. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern. In addition, we will need to raise capital to complete the recently approved human clinical trial in the U.S.

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

Should the U.S. Government elect not to exercise the option for year five of our Defense Advanced Research Projects Agency contract, the effects may be material to us. The loss of revenues from the Defense Advanced Research Projects Agency contract would have a material impact on our revenues, operating cash flows and liquidity.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the nine months ended
	December 31, 2014	December 31, 2013
Cash (used in) provided by:
Operating activities	$(3,152)	$(1,584)
Investing activities	–	(61)
Financing activities	4,677	3,375
Net increase in cash	$1,525	$1,730

NET CASH FROM OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $3,152,000 in the nine months ended December 31, 2014 compared to $1,584,000 in the nine months ended December 31, 2013, an increase of $1,568,000.  The $1,568,000 increase was primarily due to our increased operating loss.

NET CASH FROM INVESTING ACTIVITIES. We did not have any investing activities in the nine months ended December 31, 2014. In the nine months ended December 31, 2013, we purchased approximately $61,000 of property and equipment.

NET CASH FROM FINANCING ACTIVITIES. Net cash generated from financing activities increased from approximately $3,375,000 in the nine months ended December 31, 2013 to $4,677,000 in the nine months ended December 31, 2014.

An increase in working capital during the nine months ended December 31, 2014 in the amount of approximately $15,541,000 changed our working capital position to approximately $1,372,000 at December 31, 2014 from a negative working capital of approximately ($14,169,000) at March 31, 2014. The most significant factors in the increase in working capital noted above were a decrease in derivative liability of approximately $10,679,000, a reduction in the current portion of our convertible notes payable and notes payable of approximately $1,880,000, and an increase in cash of approximately $1,525,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2014 and subsequent thereto through the date of filing this report, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

December 2014 Quarter Issuances of Common Stock, Warrants and Convertible Notes

Note Conversions

During the three months ended December 31, 2014, we issued an aggregate of 14,237,261 shares of common stock to two accredited investors upon the conversion of an aggregate of $597,965 of unpaid principal and accrued interest due under promissory notes we previously issued to the investors. The conversion price per share was $0.042 (see note 5).

During the three months ended December 31, 2014, we issued an aggregate of 5,625,000 shares of common stock to convert in full the outstanding principal balance of $225,000 and interest balance of $11,250 on the remaining note from 2010 through the issuance of 5,625,000 shares of common stock. The conversion price per share was $0.042 (see Note 5).

During the three months ended December 31, 2014, we paid off in full the outstanding principal balance and interest balance on a promissory note previously issued to legal counsel with a cash payment of $50,000 and an issuance of 170,020 common shares (see Note 5).

Issuance of Convertible Notes

During the three months ended December 31, 2014, we sold to two accredited investors (i) convertible promissory notes in the aggregate principal amount of $527,780 and (ii) five year warrants to purchase up to 2,356,159 shares of common stock at a fixed exercise price of $0.168 per share. The convertible promissory notes bear interest at the annual rate of 10% and mature on April 1, 2016. The aggregate gross cash proceeds to us were $415,000 after subtracting legal fees of $35,000; the balance of the principal amount of the notes represents a $27,780 due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of our common stock at a fixed price of $0.112 per share, for up to an aggregate of 4,712,321 shares of common stock (see Note 5).

Common Stock Issuances

During the three months ended December 31, 2014, we issued 39,024 shares of restricted common stock at an average price of $0.21 per share in payment for investor relations consulting services valued at $8,000 based on the value of the services provided.

Equity Unit Investments

During the three months ended December 31, 2014, we issued and sold to eight accredited investors units consisting of (a) 100,000 restricted shares of our common stock at prices per share ranging from $0.105 to $0.114 and (b) a five-year warrant to purchase 50,000 shares of common stock at exercise prices ranging from $0.154 to $0.167 per share. In total, the investors purchased for cash an aggregate of $501,700 of units. The investors acquired an aggregate of 4,506,250 shares of common stock and warrants to acquire up to an aggregate of 2,253,126 shares of common stock.

During the three months ended December 31, 2014, we issued to an accredited investor units consisting of an aggregate of 1,835,798 shares of common stock and warrants to acquire up to an aggregate of 917,899 shares of common stock at an exercise price of $0.154 per share. The units were issued to the investor upon the conversion of an aggregate of $189,087 of unpaid principal and accrued interest due under two promissory notes we previously issued to the investor. The amounts converted represented the entire principal and interest outstanding under the notes and the notes held by that holder were retired (see Note 5).

During the three months ended December 31, 2014, we sold $3,300,000 of units, comprised of common stock and warrants, to three affiliated institutional investors at a price of $0.30 per unit. Each unit consists of one share of common stock and a warrant to purchase 1.2 shares of common stock at an exercise price per share of $0.30. We sold a total of 11,000,000 shares of common stock and warrants to purchase 13,200,000 shares of common stock in the financing.

Roth Capital Partners, LLC served as sole placement agent for the financing described in the preceding paragraph and received a cash fee of $231,000, expense reimbursement of $25,000, and a five-year warrant to purchase 550,000 shares of common stock at an exercise price of $0.30 per share for its services in the financing. In addition, we paid $10,000 in legal expenses to the investors’ counsel. We also paid $32,572 to our counsel related to this financing. The net proceeds to us after the placement fee and legal fees were $3,001,429.

Warrant Exercises and Issuance of New Warrants upon Exercise

During the three months ended December 31, 2014, we issued an aggregate of 5,671,119 shares of common stock and seven-year warrants to issue up to an aggregate of 5,671,119 shares of common stock at exercise prices ranging from $0.093 to $0.116 per share to eight accredited investors. One of the investors was Dr. Chetan Shah, one of our directors. We issued the common stock and warrants to the investors upon the cash exercise of previously issued warrants held by them. The investors paid an aggregate of $579,251 upon exercise of the previously outstanding warrants at exercise prices ranging from $0.093 to $0.115 per share.

Warrant Exercises

During the three months ended December 31, 2014, we issued an aggregate of 21,516,640 shares of common stock to accredited investors upon the exercise of previously issued warrants. The warrants were exercised on a cashless or “net” basis. Accordingly, we did not receive any proceeds from such exercises. The cashless exercise of such warrants resulted in the cancellation of previously issued warrants to purchase an aggregate of 30,265,208 shares of common stock.

Equity Issuances Subsequent to December 31, 2014

On January 2, 2015, we issued an aggregate of 2,380,952 shares of common stock to an accredited investor upon the conversion of an aggregate of $100,000 of unpaid principal due under a convertible promissory note previously issued to the investor. The conversion price per share was $0.042 (see Note 6).

On January 18, 2015, we issued 178,716 shares of common stock to an accredited investor upon the exercise of a previously issued warrant. The warrant was exercised on a cashless or “net” basis. Accordingly, we did not receive any proceeds from such exercise. The cashless exercise of the warrant resulted in the cancellation of the previously issued warrant to purchase an aggregate of 80,077 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

During the three months ended December 31, 2014, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

During the three months ended December 31, 2014, we paid off in full the outstanding principal balance and interest balance on a promissory note previously issued to legal counsel with a cash payment of $50,000 and an issuance of 170,020 common shares (see Note 4).

During the three months ended December 31, 2014, we issued 39,024 shares of restricted common stock at an average price of $0.21 per share in payment for investor relations consulting services valued at $8,000 based on the value of the services provided.

ITEM 6.  EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc., as amended (2)

4.1	Form of Class A Common Stock Purchase Warrant dated November 6, 2014 (3)

4.2	Form of Convertible Promissory Note dated November 6, 2014 (3)

4.3	Form of Common Stock Purchase Warrant dated December 2, 2014 (4)

4.4	Form of Purchase Agent Warrant dated December 2, 2014 (5)

10.1	Second Amendment to Standard Industrial Net Lease by and between Sorrento Business Complex and Aethlon Medical, Inc. dated October 10, 2014 (6)

10.2	Form of Subscription Agreement dated November 6, 2014 (3)

10.3	Office Lease between T-C Stonecrest LLC and Aethlon Medical, Inc. dated November 13, 2014 (7)

10.4	Securities Purchase Agreement dated November 26, 2014 (4)

10.5	Registration Rights Agreement dated November 26, 2014 (4)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

(1)	Incorporated by reference to the filing of such exhibit with the Company's Annual Report on Form 10-K filed on June 29, 2012 for the year ended March 31, 2012.

(2)	Incorporated by reference to the filing of such exhibit with the Company's Annual Report on Form 10-K filed on July 15, 2013 for the year ended March 31, 2013.

(3)	Incorporated by reference to the filing of such exhibit with the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014 for the period ended September 30, 2014.

(4)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K filed on November 28, 2014.

(5)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K filed on December 3, 2014.

(6)	Incorporated by reference to the filing of such exhibit with the Company’s Registration Statement on Form S-1 (File No. 333-201334) filed on December 31, 2014.

(7)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K filed on November 19, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: February 10, 2015	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

