Form 10-K
period 2015-03-31
AETHLON MEDICAL INC
filed 2015-06-26
CIK 882291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

COMMISSION FILE NUMBER 000-21846

AETHLON MEDICAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	13-3632859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9635 Granite Ridge Drive, Suite 100
San Diego, California	92123
(Address of principal executive office)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (858) 459-7800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

TITLE OF EACH CLASS NONE	NAME OF EACH EXCHANGE ON WHICH REGISTERED NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

COMMON STOCK–$.001 PAR VALUE

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]  No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2014 was approximately $29 million, computed by reference to the closing sale price of the common stock of $6.08 per share on the OTC Bulletin Board on September 30, 2014. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the common stock of the registrant outstanding as of June 25, 2015 was 7,610,344.

Explanatory Note: On April 14, 2015, the registrant completed a 1-for-50 reverse stock split. Accordingly, the registrant’s authorized common stock was reduced from 500,000,000 shares to 10,000,000 shares, and each 50 shares of outstanding common stock held by stockholders were combined into one share of common stock. This Form 10-K reflects, and the accompanying consolidated financial statements and accompanying notes have been retroactively revised to reflect, such reverse stock split as if it had occurred on April 1, 2013. All shares and per share amounts have been revised accordingly.

TABLE OF CONTENTS

		PAGE
PART I.

Item 1.	Description of Business	1

Item 1A.	Risk Factors	12

Item 1B.	Unresolved Staff Comments	31

Item 2.	Properties	31

Item 3.	Legal Proceedings	31

Item 4.	Mine Safety Disclosures	31

PART II.

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	32

Item 6.	Selected Financial Data	37

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37

Item 7A	Quantitative and Qualitative Disclosures about Market Risk	48

Item 8.	Financial Statements	48

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49

Item 9A.	Controls and Procedures	49

Item 9B.	Other Information	44

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	50

Item 11.	Executive Compensation	51

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59

Item 13.	Certain Relationships and Related Transactions and Director Independence	60

Item 14.	Principal Accountant Fees and Services	61

PART IV.

Item 15.	Exhibits, Financial Statements	62

Signatures		68

Certifications

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview and Corporate History

We create medical devices to address unmet therapeutic needs in infectious disease, cancer and other life-threatening conditions.  Our lead product is the Aethlon Hemopurifier®, a device that selectively targets the rapid elimination of circulating viruses and tumor-secreted exosomes that promote cancer progression.   Through our majority-owned subsidiary, Exosome Sciences, Inc., or Exosome, we are also developing exosome-based products to diagnose and monitor neurological disorders and cancer. In addition, we operate under a Department of Defense contract through the Defense Advanced Research Projects Agency, or DARPA, related to the development of a sepsis treatment device. We also operate under a second Department of Defense contract as a subcontractor.

On March 10, 1999, Aethlon, Inc., a California corporation, Hemex, Inc., a Delaware corporation and the accounting predecessor to Aethlon, Inc., and Bishop Equities, Inc., a publicly traded Nevada corporation, completed an Agreement and Plan of Reorganization structured to result in Bishop Equities, Inc.'s acquisition of all of the outstanding common shares of Aethlon, Inc. and Hemex, Inc. Under the plan's terms, Bishop Equities, Inc. issued shares of its common stock to the stockholders of Aethlon, Inc. and Hemex, Inc. such that Bishop Equities, Inc. then owned 100% of each company. Upon completion of the transaction, Bishop Equities, Inc. was renamed Aethlon Medical, Inc. Our executive offices are located at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123. Our telephone number is (858) 459-7800. All references to “us” or “we” are references to Aethlon Medical, Inc., combined with its subsidiary.

Target Market and Strategy

Our business is divided into three areas. First, we are advancing our lead product, the Aethlon Hemopurifier, which targets the removal of circulating viruses and shed glycoproteins to treat infectious viral pathogens. In oncology indications, the Hemopurifier targets the removal of circulating exosomes, which are secreted by tumors to prevent the immune system from rejecting the tumors.

The second focus is government contracting. We operate under two Department of Defense contracts related to a program entitled “Dialysis-Like Therapeutics.” One is a contract with DARPA, and the other is a subcontract with Battelle Memorial Institute, or Battelle. Under these contracts, our tasks include the development of a dialysis-like device to prevent sepsis, a fatal bloodstream infection that is often the cause of death in combat-injured soldiers.

The third facet is conducted through Exosome, which is developing exosome-based products to diagnose and monitor neurological disorders and cancer.

We have developed the Hemopurifier primarily for use as an adjunct therapy to improve the benefit of infectious disease and cancer therapies marketed by pharmaceutical organizations. For example, a clinical trial protocol administered at the Medanta Medicity Institute in India was designed to treat Hepatitis C patients as they began their standard of care drug regimen as a means to reduce the time it normally takes for the virus to become undetectable in the patient’s blood. At completion of the Medanta Medicity study, we reported that patients who received the Hemopurifier therapy protocol had higher rapid virologic response and sustained virologic response rates as compared to what would normally be expected for Hepatitis C virus infected individuals who receive standard of care interferon-ribavirin drug therapy alone. We are also studying the use of our Hemopurifier as a first-line therapeutic solution against viral pathogens that are not treatable with antiviral drugs as well as viral pathogens that have evolved to become drug resistant.

Our Lead Device: The Aethlon Hemopurifier

The Aethlon Hemopurifier is a device that selectively targets the rapid elimination of circulating viruses and tumor-secreted exosomes that promote cancer progression. More specifically, the Hemopurifier addresses antiviral drug-resistance in Hepatitis C virus and Human Immunodeficiency Virus-infected individuals; serves as a countermeasure against viral pathogens not addressed by drug or vaccine therapies; and, we believe, represents the first therapeutic strategy to address cancer promoting exosomes. In clinical studies conducted in India, safety and efficacy observations of Hemopurifier therapy have been observed in both Hepatitis C virus and Human Immunodeficiency Virus-infected individuals. We have recently initiated patient recruitment for the first U.S. Food and Drug Administration, or FDA, approved studies of Hemopurifier therapy in the U.S.

The Scientific Mechanism of the Hemopurifier

The Hemopurifier is an extracorporeal device designed for the single-use removal of viruses, viral toxins, and deleterious exosomes from the circulatory system of treated patients. Delivery of Hemopurifier therapy can occur through the established infrastructure of continuous renal replacement therapy and dialysis instruments routinely found in hospitals and clinics worldwide. Many extracorporeal techniques, such as dialysis or plasmapheresis, are designed to remove circulating particles solely by molecule size. However, the Hemopurifier incorporates a lectin affinity agent that is designed to bind to a unique high mannose signature that is abundant on the surface of tumor-derived exosomes and glycoproteins that reside on the outer membrane of infectious viruses. The Hemopurifier is designed to provide a broad-spectrum mechanism to inhibit the presence of certain cancer and infectious disease related particles. A single treatment with the Hempurifier can last from three to six and one half hours in duration.

The Hemopurifier - Antiviral Drug-Resistance; Planned U.S. Clinical Trials

The Hemopurifier provides a novel methodology to target mutant viral strains that trigger antiviral drug resistance in both Human Immunodeficiency Virus and Hepatitis C virus infections. In Hepatitis C virus care, we believe the Hemopurifier is positioned to address drug resistance associated with emerging all-antiviral therapies and also to accelerate Hepatitis C virus depletion at the outset of peginterferon+ribavirin therapy.

Based on previous studies we conducted in India, safety and efficacy observations of Hemopurifier therapy have been observed in both disease conditions. As a result of these outcomes, we have received an opportunity to initiate the first FDA-approved feasibility study of Hemopurifier therapy in the U.S. The feasibility study is now enrolling Hepatitis C virus-infected patients to be treated at DaVita MedCenter Dialysis in Houston, Texas. There is one patient enrolled in the study, who enrolled in February 2015. The principal investigator for the study will be Dr. Stephen Z. Fadem, who is co-medical director of DaVita MedCenter Dialysis.

Successful completion of this study will permit us to initiate further stage studies that are required for market clearance to treat Hepatitis C virus and other viral pathogens in the U.S. Our feasibility study protocol calls for the enrollment of ten Hepatitis C virus-infected end stage renal disease patients who have not received any pharmaceutical therapy for their Hepatitis C virus infection for at least 30 days. The protocol will consist of a control phase of three consecutive standard dialysis treatments during week one followed by the inclusion of our Hemopurifier during a total of six dialysis sessions conducted during weeks two and three. The rate of adverse events observed during the Hemopurifier therapy phase will be compared to the rate experienced during the control phase. Per-treatment changes of viral load will be observed through quantitative polymerase chain reaction analysis. Additionally, we plan to measure the number of viral copies of Hepatitis C virus captured within the Hemopurifier during each treatment session.

On February 14, 2014, we entered into an agreement with Total Renal Research, Inc. (dba DaVita Clinical Research). Pursuant to the agreement, Da Vita Clinical Research is conducting site management administrative services for a study. The agreement with DaVita Clinical Research requires us to pay certain expenses related to the study protocol projected to be less than $200,000, including certain start-up and close-out costs, patient compensation and project management fees. Additional activities and completion of this clinical trial will require us to pay additional costs estimated to be $650,000. We will also be responsible for the fees for any third-party consulting physicians, including Dr. Fadem, utilized in connection with the study and other pass-through expenses if incurred. The work order under this agreement was effective as of May 16, 2014 and will continue in effect until completion of the services being provided by DaVita Clinical Research.

The Hemopurifier - Antiviral Studies in India

Previously, we conducted Hepatitis C virus treatment studies at the Apollo Hospital, Fortis Hospital, and most recently the Medanta Medicity Institute in India.

In the Medanta Medicity Institute study, twelve Hepatitis C virus-infected individuals were enrolled to receive three six-hour Hemopurifier treatments during the first three days of a 48-week peginterferon+ribavirin treatment regimen. The study was conducted under the leadership of Dr. Vijay Kher at the Medanta Medicity Institute, a multi-specialty medical institute established to be a premier center for medical tourism in India. Dr. Kher’s staff reported that Hemopurifier therapy was well tolerated and without device-related adverse events in the twelve treated patients.

Of these twelve patients, ten completed the Hemopurifier-peginterferon+ribavirin treatment protocol, including eight genotype-1 patients and two genotype-3 patients. Eight of the ten patients achieved a sustained virologic response, which is the clinical definition of treatment cure and is defined as undetectable Hepatitis C virus in the blood 24 weeks after the completion of the 48-week peginterferon+ribavirin drug regimen. Both genotype-3 patients achieved a sustained virologic response, while six of the eight genotype-1 patients achieved a sustained virologic response.

Of the ten patients who completed the full treatment protocol, five also achieved a rapid virologic response, defined as undetectable Hepatitis C virus in the blood at day 30 of therapy.  Rapid virologic response represents the clinical endpoint that best predicts sustained virologic response cure rates resulting from peginterferon+ribavirin therapy. As a point of reference, the landmark Individualized Dosing Efficacy vs Flat Dosing to Assess Optimal Pegylated Interferon Therapy study of 3,070 Hepatitis C virus genotype-1 patients documented that 10.35% (n=318/3070) of peginterferon+ribavirin-treated patients achieved a rapid virologic response.  Patients who achieved a rapid virologic response had sustained virologic response rates of 86.2% (n=274/318) versus sustained virologic response rates of 32.5% (n=897/2752) in non-rapid virologic response patients.  Two of the genotype-1 patients who achieved a rapid virologic response also achieved an immediate virologic response, defined as undetectable Hepatitis C virus in the blood seven days after initiation of Hemopurifier-peginterferon+ribavirin treatment protocol. The earliest measured report of undetectable Hepatitis C virus in blood in the Individualized Dosing Efficacy vs Flat Dosing to Assess Optimal Pegylated Interferon Therapy study was on day 14 of the study.

Data from two patients was not included in the reported Hemopurifier-peginterferon+ribavirin dataset. One of these patients was a genotype-5 patient who discontinued peginterferon+ribavirin therapy at day 180, yet still achieved a sustained virologic response. The second patient was a genotype-3 patient who also achieved a sustained virologic response, yet was unable to tolerate peginterferon+ribavirin therapy and discontinued therapy at day 90. Overall, ten of the twelve patients who enrolled in the study achieved a sustained virologic response and seven of the twelve patients achieved a rapid virologic response.

Hemopurifier - Human Immunodeficiency Virus; Single Proof Study

In addition to treating Hepatitis C virus-infected individuals, we have conducted a single proof-of-principle treatment study related to the treatment of Human Immunodeficiency Virus. In the study, Hemopurifier therapy reduced viral load by 93% in a Human Immunodeficiency Virus-Acquired Immunodeficiency Syndrome-infected individual without the administration of antiviral drug therapy.  The study protocol provided for 12 Hemopurifier treatments, each four hours in duration, which were administered over the course of one month.

Researchers at the Morehouse School of Medicine have since discovered that the Hemopurifier is able to capture exosomes that transport negative regulatory factor protein, which is reported to suppress the immune response in Human Immunodeficiency Virus-infected individuals.

The Hemopurifier - Viral Pathogens Not Addressed by Drug Therapies

The protocol design of our forthcoming FDA-approved study was originally designed as a human safety challenge and model for addressing drug and vaccine resistant bioterror and emerging pandemic threats. In vitro studies conducted by leading government and non-government researchers have demonstrated that the Hemopurifier is able to capture a broad spectrum of some of the world’s deadliest viral pathogens. These include: Dengue hemorrhagic fever, Ebola hemorrhagic fever, Lassa hemorrhagic fever, H5N1 avian influenza, H1N1 swine flu virus, the reconstructed 1918 influenza virus, West Nile virus and Vaccinia and Monkeypox, which serve as models for human smallpox infection. Human efficacy studies are not permissible against high-threat bioterror and pandemic threats.

The following table lists some of the key viral pathogens captured during in vitro studies and the name of the research institute that ran the study.

Virus Type	Collaborator
Ebola Virus	United States Army Medical Research Institute of Infectious Diseases/Centers for Disease Control
Dengue Fever	National Institute of Virology/World Health Organization
Lassa Hemorrhagic Fever	Southwest Foundation for Biomedical Research
West Nile Virus	Battelle
H5N1 Avian Flu	Battelle
1918-r Spanish Flu	Battelle
2009 H1N1 Swine Flu	Battelle

The Hemopurifier - Candidate to Treat Cancer

In “Extracellular Vesicles: Emerging Targets for Cancer Therapy,” a review article sponsored by the National Cancer Institute and published in the July 2014 issue of Trends in Molecular Medicine, we were the sole organization referenced to have a therapeutic candidate to address tumor-secreted exosomes, which have been discovered to suppress the immune system of cancer patients, seed the creation and spread of metastasis, promote angiogenesis, trigger resistance to chemotherapy, and transport primary cancer therapeutic targets of the biopharmaceutical industry. To date, we have received an issued patent that protects the use of our Hemopurifier to remove immunosuppressive extracellular vesicles or exosomes from the blood of cancer patients. Through internal research and external research collaborations, we have demonstrated that the affinity lectin immobilized in our Hemopurifier is able to bind exosomes underlying a broad spectrum of disease indications including cancer.

We believe that Hemopurifier therapy could play a role in the emerging immuno-oncology industry as an adjunct that can combine with established and emerging cancer therapies without adding drug toxicity. More specifically, we believe that a mechanism to inhibit exosome immune suppression should be clinically tested in combination with drugs designed to stimulate the immune response.

On April 9, 2015, we entered into an investigator-initiated clinical trial agreement with the University of California, Irvine, or UCI, pursuant to which UCI will conduct a five-year clinical study protocol entitled “Plasma Exosome Concentration in Cancer Patients Undergoing Treatment.” The protocol will seek to enroll five individuals in each of nine defined tumor types for a total study population of up to 45 subjects. The tumor types include the following forms of cancer: breast adenocarcinoma, colorectal, gastric and gastroesophageal, pancreatic, cholangiocarcinoma, lung, head and neck, melanoma and ovarian adenocarcinoma. The principal investigator of the study is Edward Nelson, M.D. The budget for the protocol provides for (i) $19,032 in startup charges; (ii) $8,039 in protocol-related variable pass-through charges; and (iii) per subject visit charges of $3,359 per subject, for a total subject visit charge of $151,155 for 45 subjects. We will bear these costs. UCI may disseminate the results of the clinical trial through presentation and publication but may not disclose any of our confidential information.

Exosome Sciences, Inc. - Diagnostic Candidates

Through our majority-owned subsidiary Exosome, we are developing exosome-based product candidates to diagnose and monitor neurological disorders and cancer. Since it began operations in 2013, Exosome researchers have disclosed that they have isolated brain-specific biomarkers associated with Alzheimer's Disease and Chronic Traumatic Encephalopathy.  Specific to Chronic Traumatic Encephalopathy, Exosome is participating in a research collaboration with The Boston University CTE Center to study the correlation of a biomarker known as tausome with Chronic Traumatic Encephalopathy. On April 16, 2015, Boston University School of Medicine announced preliminary, unpublished findings related to the study, which showed that researchers were able to isolate and quantify the presence of tausomes in the blood. The results are preliminary and additional research is required. Researchers at Exosome are also studying lectin-based affinity techniques to isolate cancer-related exosomes.

Exosome researchers have demonstrated the ability to identify, quantify, and characterize circulating Glioblastoma multiforme exosomes, which hold promise as a disease biomarker to identify the early detection of this aggressive form of cancer and monitor response to therapy. We believe that the discovery of circulating glioblastoma multiforme exosomes may offer a potential new paradigm in glioblastoma multiforme exosomes clinical management through a platform technology to predict tumor regression or progression.

U.S. Government Contract with the Defense Advanced Research Projects Agency

On September 30, 2011, we entered into a $6.8 million multi-year contract with the Defense Advanced Research Projects Agency, or DARPA, part of the Department of Defense, resulting from our response to a program entitled “Dialysis-Like Therapeutics.”  Under this contract, our tasks include the development of a dialysis-like device to prevent sepsis, a fatal bloodstream infection that is often the cause of death in combat-injured soldiers.

The initial award from DARPA was a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years. As noted below, such contract was subsequently reduced by $858,469. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract. Under the terms of the contract, we are required to perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.

Originally, only the base year (year one of the contract) was effective for the parties, however, DARPA subsequently exercised the option on the second, third and fourth years of the contract. DARPA has the option to enter into the contract for year five. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract. We cannot assure you that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the remaining contract term. We cannot assure you that DARPA will exercise its option to continue the contract for year five. We commenced work under the contract in October 2011.

In February 2014, DARPA reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction will reduce the possible payments under the contract by $858,469 over years three through five.

The DARPA contract requires us to perform certain scientific research and development activities geared toward the achievement of specific milestones set forth in the contract. During the fiscal years ended March 31, 2014 and March 31, 2015, we recognized revenue of $1,466,482 and $630,887, respectively, under the DARPA contract. Based on the DARPA contract, as now in force, we may achieve up to an additional $1,154,293 in revenue under the DARPA contract during the fiscal years ending March 31, 2016 and March 31, 2017.

Subcontract with Battelle Memorial Institute

We entered into a subcontract agreement with Battelle in March 2013. Battelle was chosen by DARPA to be the prime contractor on the systems integration portion of the DARPA contract, and we are one of several subcontractors on that systems integration project. We began generating revenues under the subcontract in the three months ended September 30, 2013. During the fiscal years ended March 31, 2014 and March 31, 2015, we recognized revenue of $157,287 and $131,530, respectively, under the Battelle subcontract. Our expected future revenue from the subcontract will be at the discretion of Battelle. The Battelle subcontract is our first cost-reimbursable contract.

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

Research and Development Costs

A substantial portion of our operating budget is used for research and development activities. The cost of research and development, all of which has been charged to operations, amounted to approximately $1,028,000 and $1,509,000 in the fiscal years ended March 31, 2015 and 2014, respectively.

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

Patents

We have been exclusively assigned all rights and title to and interest in an invention and related worldwide patent rights for a method to treat cancer under an assignment agreement with the London Health Science Center Research, Inc. The invention provides for the "Depression of anticancer immunity through extracorporeal removal of microvesicular particles" (including exosomes) for which the U.S. Patent and Trademark Office issued a patent in 2012 (patent #8,288,172) and for which we have filed additional patent applications domestically and abroad (patent applications #US13/623662, #US14/180093, #US14/185033, #EP7,752,778.6, #HK9,104,740.6, #IN8139/DELNP/2008 and #CA2644855). Please see the tables below for more information regarding these patents and patent applications.

The agreement provides for an upfront payment of 800 shares of restricted common stock and a 2% royalty on any future net sales. We are also responsible for paying certain patent application and filing costs. Under the assignment agreement, the London Health Science Center Research, Inc. sold and assigned all of its rights, title and interest in the worldwide patents to us.

The following table lists all of our issued patents and patent applications, including their ownership status:

Patents Issued in the United States

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
8,288,172	Extracorporeal removal of microvesicular particles (exosomes) (method patent)	10/16/12	Owned	3/30/29
7,226,429	Method for removal of viruses from blood by lectin affinity hemodialysis	6/5/07	Owned	1/20/25
6,528,057	Method for removal of HIV and other viruses from blood	3/4/03	Licensed	8/30/19

Patent Applications in the United States

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
14/490,418	Method for removal of viruses from blood by lectin affinity hemodialysis	9/18/14	Owned
12/600236	Device and method for purifying virally infected blood	5/12/11	Owned
14/512129	Affinity capture of circulating biomarkers	10/10/14	Owned
13/623662	Extracorporeal removal of microvesicular particles	9/20/12	Owned
13/808561	Methods and compositions for quantifying exosomes	8/14/13	Owned
14/180093	Extracorporeal removal of microvesicular particles	2/13/14	Owned
14/185033	Extracorporeal removal of microvesicular particles	2/20/14	Owned
61/982190	Methods for delivering regional citrate anticoagulation during extracorporeal blood treatments	4/21/14	Owned
PCT/US2015/ 017800	Brain specific exosome based diagnostics and extracorporeal therapies	2/26/15	Owned

Foreign Patents

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
2,353,399	Method for removal of viruses from blood by lectin affinity hemodialysis (Russia)	4/27/09	Owned	1/20/24
770,344	Method for removal of HIV and other viruses from blood (Australia)	6/3/04	Licensed	8/30/19
DE69929986	Method for removal of HIV and other viruses from blood (Germany)	2/22/06	Licensed	8/30/19
1,109,564	Method for removal of HIV and other viruses from blood (France)	2/22/06	Licensed	8/30/19
1,109,564	Method for removal of HIV and other viruses from blood (Great Britain)	2/22/06	Licensed	8/30/19
1,109,564	Method for removal of HIV and other viruses from blood (Italy)	2/22/06	Licensed	8/30/19
2342203	Method for removal of HIV and other viruses from blood (Canada)	3/1/11	Licensed	8/30/19
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Belgium)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Ireland)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Italy)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Great Britain)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (France)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Germany)	7/17/13	Owned	1/20/24
2,516,403	Method for removal of viruses from blood by lectin affinity hemodialysis (Canada)	8/12/14	Owned	1/20/24

Foreign Patent Applications

		FILING	OWNED OR
APPLICATION #	APPLICATION NAME	DATE	LICENSED
EP20070752778	Extracorporeal removal of microvesicular particles (exosomes) (Europe)	3/9/07	Owned
9,104,740.6	Extracorporeal removal of microvesicular particles (exosomes) (Hong Kong)	3/9/07	Owned
8139/DELNP/2008	Extracorporeal removal of microvesicular particles (exosomes) (India)	3/9/07	Owned
2644855	Extracorporeal removal of microvesicular particles (Canada)	3/9/07	Owned
EP20110804372	Methods and compositions for quantifying exosomes (Europe)	7/7/11	Owned

_______________

We expect that our ability to enforce our patents and proprietary rights in many countries will be adversely impacted due to possible changes in law, our lack of familiarity with foreign law, or our lack of professional resources in jurisdictions outside the U.S. We cannot guarantee that any patents issued or licensed to us, including within the U.S., will provide us with competitive advantages or will not be challenged by others, or will not expire prior to our successful commercialization of our products. Furthermore, we cannot be certain that others will not independently develop similar products or will not design around patents issued or licensed to us. We cannot guarantee that patents that are issued will not be challenged, invalidated or infringed upon or designed around by others, or that the claims contained in such patents will not infringe the patent claims of others, or provide us with significant protection against competitive products, or otherwise be commercially valuable. We may need to acquire licenses under patents belonging to others for technology potentially useful or necessary to us. If any such licenses are required, we cannot be certain that they will be available on terms acceptable to us, if at all. To the extent that we are unable to obtain patent protection for our products or technology, our business may be materially adversely affected by competitors who develop substantially equivalent technology.

Trademarks

We have obtained registered trademarks in the U.S. for the marks Exosome Sciences®, Hemopurifier and Aethlon Medical, Inc. and have applied for the Tausome trademark in the U.S., which application is currently pending. We have applied for trademark protection on Hemopurifier in India and that application is currently pending. We also have common law trademark rights in Aethlon ADAPT™ and ELLSA™.

Licensing and Assignment Agreements

Effective January 1, 2000, we entered into an agreement with a related party under which an invention and related patent rights for a method of removing Human Immunodeficiency and other viruses from the blood using the Hemopurifier were assigned to us by the inventors in exchange for an 8.75% royalty to be paid on future net sales of the patented product or process and shares of our common stock. On March 4, 2003, the related patent (patent #6,528,057) was issued and we issued 3,922 shares of restricted common stock to that related party. The license runs for the life of the patent, which expires in August 2019.

On November 7, 2006, we entered into an exclusive assignment agreement with the London Health Science Center Research, Inc. under which an invention and related patent rights for a method to treat cancer were assigned to us. The invention provides for the "Extracorporeal removal of microvesicular particles" for which the U.S. Patent and Trademark Office allowed a patent (patent #8,288,172) in the U.S. as of October 2012. The agreement provides for an upfront payment of 800 shares of restricted common stock and a 2% royalty on any future net sales. We are also responsible for paying certain patent application and filing costs. Under the assignment agreement, we own the patents outright for the life of the patent, which expires in March 2029. Under certain circumstances, ownership of the patents may revert back to the London Health Science Center Research, Inc. if there is an uncured substantial breach of the assignment agreement.

Industry

The industry for treating infectious disease and cancer is extremely competitive, and companies developing new treatment procedures face significant capital and regulatory challenges. Additionally, as the Hemopurifier is a new device, we have the additional challenge of establishing medical industry support, which will be driven by treatment data resulting from clinical studies of each disease condition that we pursue. The industry includes pharmaceutical companies and medical device companies competing to treat illnesses on a worldwide basis.

Competition

We are advancing our Hemopurifier as a treatment strategy to enhance and prolong current drug therapies by removing the viral strains that cause drug resistance. We are also advancing the Hemopurifier as a tool for cancer treatment in conjunction with existing, and to be developed, cancer therapies. The Hemopurifier also may prolong life for infected patients who have become drug resistant or have been infected with a viral pathogen for which there is no drug or vaccine therapy. We believe our Hemopurifier augments the benefit of drug therapies and should not be considered a competitor to such treatments. However, if the industry considered the Hemopurifier to be a potential replacement for drug therapy, or a device that limited the need or volume of existing drug therapies, then the marketplace for the Hemopurifier would be extremely competitive. We believe our Hemopurifier is the sole therapeutic device able to selectively remove viruses and immunosuppressive proteins from circulation. However, we are aware that Asahi Kasei Kurary Medical based in Japan has created a double filtration plasmapheresis system that indiscriminately removes particles from blood in a certain molecule range that includes Hepatitis C virus. Asahi Kasei Kurary Medical is now marketing this device in Japan as an adjunct therapy for Hepatitis C virus. We may also face competition from producers of antiviral drugs and vaccines.

Government Regulation of Medical Devices

The Hemopurifier is subject to regulation by numerous regulatory bodies, primarily the FDA, and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing, storage, distribution, advertising and promotion, and post-marketing surveillance reporting of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution. Failure to obtain approval or clearance to market our product and products under development and to meet the ongoing requirements of these regulatory authorities could prevent us from commercializing the Hemopurifier and future products in the U.S. and elsewhere.

Hemopurifier Investigational Device Exemption and Supplement

In 2013, the FDA approved our investigational device exemption to initiate human clinical studies in the U.S. as a feasibility study. We were required to reach agreement with the internal review board of DaVita MedCenter Dialysis prior to beginning our U.S. clinical trial. We are also required to obtain patients' informed consent that complies with both FDA requirements and state and federal privacy regulations. We, the FDA or the internal review board at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may be equivocal or may otherwise not be sufficient to obtain approval of the product. The investigational device exemption is part of the FDA’s clearance process. This process is discussed in detail in the “Pre-Marketing Regulations in the U.S.” section below.

In December 2014, the FDA approved our request for a supplement to our investigational device exemption to establish a protocol to clinically investigate the use of the Hemopurifier for the treatment of Ebola-infected patients in the U.S. Under the supplement, we may treat up to 20 Ebola-infected persons, at no more than 10 institutions in the U.S., using the supplement protocol; however, this is not a clinical trial. We must clearly distinguish data collected in the supplement protocol from data collected in our chronic Hepatitis C virus clinical trial (discussed above). Prior to treating Ebola-infected patients, we must comply with specified patient protection procedures established by the applicable institution including its institutional review board. Also, we must report any unanticipated adverse events resulting from the supplement protocol to the FDA within 10 working days. Even if the protocol is established, and patients are treated, the results of such treatments may not demonstrate the safety and efficacy of the device. In addition, we cannot assure you that any Ebola-infected individuals will be treated under this protocol.

Pre-Marketing Regulations in the U.S.

Unless an exemption applies, each medical device distributed commercially in the U.S. requires either prior 510(k) clearance or premarket approval, or PMA, from the FDA. The FDA classifies medical devices into one of three classes. Class I devices are subject to only general controls, such as establishment registration and device listing, labeling, medical device reporting, and prohibitions against adulteration and misbranding. Class II medical devices generally require prior 510(k) clearance before they may be commercially marketed in the U.S. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device, are placed in Class III, generally requiring submission of a PMA supported by clinical trial data. Our Hemopurifier is a Class III product, and we believe that products utilizing our Aethlon ADAPT™ system will be considered to be Class III products and thus will require submission and approval of a PMA. In the future, we may develop new products that are considered to be Class II and require the clearance of a 510(k).

510(k) Clearance Pathway

To obtain 510(k) clearance, a premarket notification must be submitted to FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of premarket approval applications. FDA’s 510(k) clearance pathway usually takes from three to twelve months, but it can take significantly longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, require premarket approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), or a premarket approval, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained. If the FDA requires a 510(k) holder to seek 510(k) clearance or premarket approval for any modifications to a previously cleared product, the 510(k) holder also may be required to cease marketing or recall the modified device until this clearance or approval is obtained.

Premarket Approval Pathway

A PMA must be supported by extensive data, including but not limited to data obtained from technical, preclinical and clinical studies and relating to manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.

After a PMA submission is sufficiently complete, the FDA will accept the application and begin an in-depth review, which generally takes between one and three years, but may take significantly longer. During this review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with Quality System Regulation, or QSR. New PMA applications or PMA supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Trials

Clinical trials are almost always required to support a PMA. To perform a clinical trial in the U.S. for a significant risk device, FDA requires the device sponsor to file an Investigational Device Exemption, or IDE, application with the FDA and obtain IDE approval prior to commencing the human clinical trial. An IDE amendment or supplement must also be submitted before initiating a significant change to the clinical protocol or device under an existing IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, and any available data on human clinical experience, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound.

The IDE must be approved in advance by the FDA for a specific number of patients. Clinical trials conducted in the U.S. for significant risk devices may begin once the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, overseeing the welfare of the research subjects and responsible for that particular clinical trial. Under its regulations, the FDA responds to an IDE or an IDE amendment within 30 days. The FDA may approve the IDE or amendment, grant an approval with certain conditions, or identify deficiencies and request additional information. It is common for the FDA to require additional information before approving an IDE or amendment for a new trial, and thus final FDA approval on a submission may require more than the initial 30 days. The FDA may also require that a small-scale feasibility study be conducted before a pivotal trial may commence. In a feasibility trial, the FDA limits the number of patients, sites and investigators that may participate. Feasibility trials are typically structured to obtain information on safety and to help determine how large a pivotal trial should be to obtain statistically significant results.

Clinical trials are subject to extensive recordkeeping and reporting requirements. Our clinical trials must be conducted under the oversight of an IRB for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. We are also required to obtain the patients’ informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA or the IRB may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and effectiveness of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the U.S.

Post-Marketing Regulations in the U.S.

Should our Hemopurifier device be cleared for market use in the U.S. by the FDA, numerous regulatory requirements continue to apply. These include:

•	the FDA's Quality System Regulation which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for un-cleared, unapproved or off-label uses;

•	clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

The regulations also require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury.

We will also be required to register with FDA as a medical device manufacturer within 30 days of commercial distribution of our products and must obtain all necessary state permits or licenses to operate our business. As a manufacturer, we are subject to announced and unannounced inspections by FDA to determine our compliance with quality system regulation and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or state authorities, which may include any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	unanticipated expenditures to address or defend such actions;
•	customer notifications for repair, replacement, refunds;
•	recall, detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for premarket approval of new products or modified products;
•	operating restrictions;
•	withdrawing PMA approvals that have already been granted;
•	refusal to grant export approval for our products; or
•	criminal prosecution.

Compliance with U.S. Health Care Laws

Should our Hemopurifier device be cleared for market use in the U.S. by the FDA, we must comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback regulations, as well as other healthcare laws in connection with the commercialization of our products. Fraud and abuse laws are interpreted broadly and enforced aggressively by various state and federal agencies, including the U.S. Department of Justice, the U.S. Office of Inspector General for the Department of Health and Human Services and various state agencies.

The U.S. federal Anti-Kickback Statute, 42 U.S.C. § 1320a-7b, prohibits persons, including a medical device manufacturer (or a party acting on its behalf), from knowingly or willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for a service or product or the purchasing, ordering, arranging for, or recommending the ordering of, any service or product for which payment may be made by Medicare, Medicaid or any other federal healthcare program. This statute has been interpreted to apply to arrangements between medical device manufacturers on one hand and healthcare providers on the other. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, such as cash payments, gifts or gift certificates, discounts, waiver of payments, credit arrangements, ownership interests, the furnishing of services, supplies or equipment, and the provision of anything at less than its fair market value. Courts have broadly interpreted the scope of the law, holding that it may be violated if merely one purpose of an arrangement is to induce referrals, irrespective of the existence of other legitimate purposes. The Anti-Kickback Statute prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. The reach of the Anti-Kickback Statute was broadened by the recently enacted Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Affordability Reconciliation Act of 2010, collectively, the Affordable Care Act or ACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. In addition to the federal Anti-Kickback Statute, many states have their own anti-kickback laws. Often, these laws closely follow the language of the federal law, although they do not always have the same scope, exceptions, safe harbors or sanctions. In some states, these anti-kickback laws apply not only to payments made by government healthcare programs but also to payments made by other third-party payors, including commercial insurance companies.

We may also be subject to various federal and state marketing laws, such as the federal Physician Payments Sunshine Act, which generally require certain types of expenditures in the U.S. and the particular states to be tracked and reported. The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical and medical device manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals, maintenance of a payments database, and public reporting of the payment data. Device manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track and report such payments. Moreover, several states have enacted legislation requiring pharmaceutical and medical device companies to establish marketing compliance programs or even prohibit providing meals to prescribers or other marketing related activities. Compliance with such requirements may require investment in infrastructure to ensure that tracking and reporting is performed properly. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated.

International Regulation

International development and sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. For example, the primary regulatory authority with respect to medical devices in Europe is that of the European Union. The unification of these countries into a common market has resulted in the unification of laws, standards and procedures across these countries, which may expedite the introduction of medical devices like those we are offering and developing.

The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of relevant directives will be entitled to bear CE Conformity Marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the European Union. Actual implementation of these directives, however, may vary on a country-by-country basis.

To date, we have not begun any process to obtain the CE Mark and have no immediate plans to test or commercialize the Hemopurifier in any European Union countries.

Manufacturing

Manufacturing of our Hemopurifier occurs in collaboration with a contract manufacturer based in San Diego, California that is compliant with the Good Manufacturing Practice regulations promulgated by the FDA.  Our contract manufacturer is registered with the FDA. We also have received an export license from the FDA that allows the export our Hemopurifier for commercial purposes to India. To date, our manufacture of the Hemopurifier has been limited to quantities necessary to support our clinical studies.

Sources and Suppliers

We are not dependent on any specific vendors for the materials used in our Hemopurifier. The key raw materials in the Hemopurifier include the affinity lectin Galanthus nivalis agglutinin, pharmaceutical grade diatomaceous earth, plasmapheresis cartridges and certain chemical binding agents. The affinity lectin is available from several life science supply companies in the U.S. Diatomaceous earth is available from several life science supply companies in the U.S. To date, we have purchased plasmapheresis cartridges from one vendor in Europe however similar cartridges are commercially available from vendors on a worldwide basis should that European vendor cease to be available for any reason, including prohibitive pricing. The chemical binding agents are available from a number of life science supply companies on a worldwide basis. We typically purchase our raw materials on purchase order basis. Therefore, we remain subject to risks of supply shortages and price increases that potentially could materially adversely affect our financial condition and operating results if and when we begin large scale manufacture of the Hemopurifier.

The key raw materials used by Exosome Sciences, Inc. in its research are blood samples supplied by research partners and a number of chemical and lab products commercially available from vendors on a worldwide basis. Exosome Sciences, Inc. is not dependent on any specific vendors for the materials used in its research activities.

Sales and Marketing

We do not currently have any sales and marketing capability. With respect to commercialization efforts in the future, we intend to build or contract for distribution, sales and marketing capabilities for any product candidate that is approved. From time to time, we have had and are having strategic discussions with potential collaboration partners for our product candidates, although no assurance can be given that we will be able to enter into one or more collaboration agreements for our product candidates on acceptable terms, if at all.

Product Liability

The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. We have limited clinical trial liability insurance coverage. We cannot assure you that future insurance coverage will be adequate or available. We may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability for mandatory damages could exceed the amount of our coverage. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

Employees

We have five full-time employees consisting of our Chief Executive Officer, our President, our Chief Science Officer, our Chief Financial Officer, and an executive assistant. Exosome has three additional full-time employees, consisting of its Chief Science Officer, its Clinical Research Director, and a research scientist. We utilize, whenever appropriate, consultants in order to conserve cash and resources.

We believe our employee relations are good. None of our employees are represented by a labor union or are subject to collective-bargaining agreements.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below as well as the other information in this Annual Report before deciding to invest in or maintain your investment in our company. The risks described below are not intended to be an all-inclusive list of all of the potential risks relating to an investment in our securities. Any of the risk factors described below could significantly and adversely affect our business, prospects, financial condition and results of operations. Additional risks and uncertainties not currently known or that are currently considered to be immaterial may also materially and adversely affect our business. As a result, the trading price or value of our securities could be materially adversely affected and you may lose all or part of your investment.

Risks Relating to Our Financial Position and Need for Additional Capital

We have incurred significant losses and expect to continue to incur losses for the foreseeable future.

We have never been profitable. We have generated revenues during the fiscal years ended March 31, 2015 and March 31, 2014, in the amounts of $762,417, and $1,623,769, respectively, primarily from our contract with the Defense Advanced Research Projects Agency, or DARPA. However, our revenues continue to be insufficient to cover our cost of operations. Future profitability, if any, will require the successful commercialization of our Hemopurifier technology, other products that may emerge from our Aethlon ADAPT platform or from additional government contract or grant income. We cannot assure you when or if we will be able to successfully commercialize one or more of our products, or if commercialization is successful, whether we will ever be profitable.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could result in material misstatements of our annual or interim financial statements and have a material adverse effect on our business and share price.

We are not currently required to make a formal assessment of the effectiveness of our internal control over financial reporting for purposes of compliance with the Securities and Exchange Commission’s rules that implement Section 404 of the Sarbanes-Oxley Act of 2002. We are, however, required to comply with certain of these rules, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. This assessment must include the disclosure of any material weaknesses or significant deficiencies in our internal control over financial reporting identified by our management or our independent registered public accounting firm. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting, including the audit committee of the Board of Directors.

In connection with our audits for the years ended March 31, 2015 and 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such periods, due to the material weaknesses in our internal controls over financial reporting identified below, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, or Exchange Act, and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In assessing our internal controls and procedures for fiscal 2015, our management identified a material weakness relating to a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design of controls over the area of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

Our management has also identified a material weakness relating to a lack of sufficient personnel in the accounting function, due to our limited resources, with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles. Specifically, this material weakness led to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures.

We are in the process of developing and implementing remediation plans to address these material weaknesses. We cannot assure you that our plans will sufficiently address the identified deficiencies, nor can we assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future. Additionally, in the event that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the trading price of our common stock could decline.

We will require additional financing to sustain our operations, and without it, we will not be able to continue operations.

We recently raised $5,591,988 in net proceeds from a financing. That amount, coupled with previously existing funds on hand and expected revenues from our government contracts, should finance our operations for the fiscal year ending March 31, 2016 including the cost of our current clinical trials. However, we will require significant additional financing to complete additional future clinical trials in the U.S., as well as fund all of our continued research and development activities for the Hemopurifier and products on our Aethlon ADAPT platform beyond the fiscal year ending March 31, 2016. In addition, as we expand our activities, our overhead costs to support personnel, laboratory materials and infrastructure will increase. Should the financing we require to sustain our working capital needs be unavailable to us on reasonable terms, if at all, when we require it, we may be unable to support our research and U.S. Food and Drug Administration, or FDA, clearance activities including our planned clinical trials. The failure to implement our research and clearance activities would have a material adverse effect on our ability to commercialize our products.

We will need to raise additional funds through debt or equity financings in the future to achieve our business objectives and to satisfy our cash obligations, which would dilute the ownership of our existing stockholders.

We will need to raise additional funds through debt or equity financings in order to complete our ultimate business objectives, including funding working capital to support development and regulatory clearance of our products. We also may choose to raise additional funds in debt or equity financings if they are available to us on reasonable terms to increase our working capital and to strengthen our financial position. Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing stockholders, which could be substantial. Also, new investors may require that we and certain of our stockholders enter into voting arrangements that give them additional voting control or representation on our Board of Directors.

We have a limited number of shares of common stock that we may issue, or reserve for issuance, under our Articles of Incorporation; as a result we will need to increase the number of shares of authorized common stock in order to raise any significant amount of capital in the future or issue stock options, or pursue acquisitions using our common stock as consideration.

We are currently unable to raise any significant amount of working capital through the issuance of common stock or securities, including debt securities, convertible into or exercisable for, common stock. Under our Articles of Incorporation, we are authorized to issue 10,000,000 shares of common stock. As of June 25, 2015, we have either issued, or reserved for issuance, nearly all of the 10,000,000 authorized shares. As a result, we cannot raise any significant amount of working capital through the issuance of securities, including debt securities that are convertible into, or exercisable for, common stock until we increase the number of shares of common stock available for issuance. Upon increasing our authorized common stock to a number greater than 10,000,000, we will be able to use such newly authorized shares for issuance in capital raising transactions, or in connection with acquisitions, or for the granting of incentive equity including stock options. However, we cannot assure you that we will be able to increase our authorized shares prior to the need to raise additional capital or utilize our common stock for strategic or incentive purposes, if at all. If we are unable to raise additional working capital when needed, we may be unable to support our research and U.S. Food and Drug Administration, or FDA, clearance activities including our planned clinical trials. The failure to implement our research and clearance activities would have a material adverse effect on our ability to commercialize our products. If we are unable to utilize our common stock for strategic purposes we may not be able to take advantage of acquisition opportunities when they arise. If we are unable to utilize our common stock for incentive purposes, we may not be able to retain key persons or we may be unable to attract new employees if the need should arise.

Risks Related to Our Business Operations

We face intense competition in the medical device industry.

We compete with numerous U.S. and foreign companies in the medical device industry, and many of our competitors have greater financial, personnel and research and development resources than we do. Our competitors are developing vaccine candidates, which could compete with the Hemopurifier medical device candidates we are developing. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases we target that:

•	are more effective;

•	have fewer or less severe adverse side effects;

•	are better tolerated;

•	are more adaptable to various modes of dosing;

•	are easier to administer; or

•	are less expensive than the products or product candidates we are developing.

Even if we are successful in developing the Hemopurifier and other Aethlon ADAPT based-products, and obtain FDA and other regulatory approvals necessary for commercializing them, our products may not compete effectively with other successful products. Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Our competitors may succeed in developing and marketing products that are either more effective than those that we may develop, alone or with our collaborators, or that are marketed before any products we develop are marketed. Our competitors include fully integrated pharmaceutical companies and biotechnology companies as well as universities and public and private research institutions. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in product development and in obtaining regulatory approvals, and greater marketing capabilities than we do. If our competitors develop more effective pharmaceutical treatments for infectious disease or cancer, or bring those treatments to market before we can commercialize the Hemopurifier for such uses, we may be unable to obtain any market traction for our products, or the diseases we seek to treat may be substantially addressed by competing treatments. If we are unable to successfully compete against larger companies in the pharmaceutical industry, we may never generate significant revenue or be profitable.

We have limited experience in identifying and working with large scale contracts with medical device manufacturers; manufacture of our devices must comply with good manufacturing practices in the U.S.

To achieve the levels of production necessary to commercialize our Hemopurifier and other future Aethlon ADAPT-based products, we will need to secure large scale manufacturing agreements with contract manufacturers which comply with good manufacturing practice standards and other standards prescribed by various federal, state and local regulatory agencies in the U.S. and any other country of use. We have limited experience coordinating and overseeing the manufacture of medical device products on a large scale. We cannot assure you that manufacturing and control problems will not arise as we attempt to commercialize our products or that such manufacturing can be completed in a timely manner or at a commercially reasonable cost. In addition, we cannot assure you that we will be able to adequately finance the manufacture and distribution of our products on terms acceptable to us, if at all. If we cannot successfully oversee and finance the manufacture of our products when they have obtained regulatory clearances, we may never generate revenue from product sales and we may never be profitable.

Our Aethlon ADAPT technology may become obsolete.

Our Aethlon ADAPT products may be made unmarketable by new scientific or technological developments where new treatment modalities are introduced that are more efficacious and/or more economical than our Aethlon ADAPT products. The homeland security industry is growing rapidly with many competitors that are trying to develop products or vaccines to protect against infectious disease. Any one of our competitors could develop a more effective product which would render our technology obsolete. Further, our ability to achieve significant and sustained penetration of our key target markets will depend upon our success in developing or acquiring technologies developed by other companies, either independently, through joint ventures or through acquisitions. If we fail to develop or acquire, and manufacture and sell, products that satisfy our customers’ demands, or we fail to respond effectively to new product announcements by our competitors by quickly introducing competitive products, then market acceptance of our products could be reduced and our business could be adversely affected. We cannot assure you that our products will remain competitive with products based on new technologies.

Our use of hazardous materials, chemicals and viruses exposes us to potential liabilities for which we may not have adequate insurance.

Our research and development involves the controlled use of hazardous materials, chemicals and viruses. The primary hazardous materials include chemicals needed to construct the Hemopurifier cartridges and the infected plasma samples used in preclinical testing of the Hemopurifier. All other chemicals are fully inventoried and reported to the appropriate authorities, such as the fire department, who inspect the facility on a regular basis. We are subject to federal, state, local and foreign laws governing the use, manufacture, storage, handling and disposal of such materials. Although we believe that our safety procedures for the use, manufacture, storage, handling and disposal of such materials comply with the standards prescribed by federal, state, local and foreign regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We have had no incidents or problems involving hazardous chemicals or biological samples. In the event of such an accident, we could be held liable for significant damages or fines.

We currently carry a limited amount of insurance to protect us from damages arising from hazardous materials. Our product liability policy has a $3,000,000 limit of liability that would cover certain releases of hazardous substances away from our facilities. For our facilities, our property policy provides $25,000 in coverage for contaminant clean-up or removal and $50,000 in coverage for damages to the premises resulting from contamination. Should we violate any regulations concerning the handling or use of hazardous materials, or should any injuries or death result from our use or handling of hazardous materials, we could be the subject of substantial lawsuits by governmental agencies or individuals. We may not have adequate insurance to cover all or any of such claims, if any. If we were responsible to pay significant damages for violations or injuries, if any, we might be forced to cease operations since such payments could deplete our available resources.

Our success is dependent in part on a few key executive officers.

Our success depends to a critical extent on the continued services of our Chief Executive Officer, James A. Joyce, our Chief Science Officer, Richard H. Tullis, and our President, Rodney S. Kenley. If one or more of these key executive officers were to leave us, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The unique knowledge and expertise of these individuals would be difficult to replace within the biotechnology field. We can give you no assurances that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to us. Although Mr. Joyce and Dr. Tullis have signed employment agreements providing for their continued service to us, these agreements will not preclude them from leaving us should we be unable to compete with offers for employment they may receive from other companies. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers. If any of our key officers were to leave us, it could make it impossible, if not cause substantial delays and costs, to implement our long term business objectives and growth.

Our inability to attract and retain qualified personnel could impede our ability to achieve our business objectives.

We have five full-time employees consisting of our Chief Executive Officer, our President, our Chief Science Officer, our Chief Financial Officer, and an executive assistant. Exosome has three additional full-time employees, consisting of its Chief Science Officer, its Clinical Research Director, and a research scientist. We utilize, whenever appropriate, consultants in order to conserve cash and resources.

Although we believe that these employees and consultants will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies, including to mitigate the material weakness in our internal controls over financial reporting described above. Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. Competition for these individuals, especially in San Diego, California, where many biotechnology companies are located, is intense and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record. Also, if we are required to attract personnel from other parts of the U.S. or abroad, we may have significant difficulty doing so due to the high cost of living in the Southern California area and due to the costs incurred with transferring personnel to the area. If we cannot attract and retain qualified staff and executives, we will be unable to develop our products and achieve regulatory clearance, and our business could fail.

We plan to grow rapidly which will strain our resources; our inability to manage our growth could delay or derail implementation of our business objectives.

We will need to significantly expand our operations to implement our longer-term business plan and growth strategies. We will also be required to manage multiple relationships with various strategic partners, technology licensors, customers, manufacturers and suppliers, consultants and other third parties. This expansion and these expanded relationships will require us to significantly improve or replace our existing managerial, operational and financial systems, procedures and controls; to improve the coordination between our various corporate functions; and to manage, train, motivate and maintain a growing employee base. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We cannot assure you that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions, or that we will be able to properly manage, train, motivate and retain our anticipated increased employee base. If we cannot manage our growth initiatives, we will be unable to commercialize our products on a large scale in a timely manner, if at all, and our business could fail.

As a public company with limited financial resources undertaking the launch of new medical technologies, we may have difficulty attracting and retaining executive management and directors.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims. While we currently carry directors’ and officers’ liability insurance, such insurance is expensive and difficult to obtain. If we are unable to continue or provide directors’ and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our Board of Directors. We may lose potential independent board members and management candidates to other companies in the biotechnology field that have greater directors’ and officers’ liability insurance to insure them from liability or to biotechnology companies that have revenues or have received greater funding to date which can offer greater compensation packages. The fees of directors are also rising in response to their increased duties, obligations and liabilities. In addition, our products could potentially be harmful to users, and we are exposed to claims of product liability including for injury or death. We have limited insurance and may not be able to afford robust coverage even as our products are introduced into the market. As a company with limited resources and potential exposures to management, we will have a more difficult time attracting and retaining management and outside independent directors than a more established public or private company due to these enhanced duties, obligations and potential liabilities.

If we fail to comply with extensive regulations of U.S. and foreign regulatory agencies, the commercialization of our products could be delayed or prevented entirely.

Our Hemopurifier products are subject to extensive government regulations related to development, testing, manufacturing and commercialization in the U.S. and other countries. The determination of when and whether a product is ready for large-scale purchase and potential use will be made by the U.S. Government through consultation with a number of governmental agencies, including the FDA, the National Institutes of Health, the Centers for Disease Control and Prevention and the Department of Homeland Security. Our product candidates are in the pre-clinical and clinical stages of development and have not received required regulatory approval from the FDA, or any foreign regulatory agencies, to be commercially marketed and sold. The process of obtaining and complying with FDA and other governmental regulatory approvals and regulations in the U.S. and in foreign countries is costly, time consuming, uncertain and subject to unanticipated delays. Obtaining such regulatory approvals, if any, can take several years. Despite the time and expense exerted, regulatory approval is never guaranteed. We also are subject to the following risks and obligations, among others:

•	the FDA may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied;

•	the FDA may require additional testing for safety and effectiveness;

•	the FDA may interpret data from pre-clinical testing and clinical trials in different ways than we interpret them;

•	if regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution; and

•	the FDA may change their approval policies and/or adopt new regulations.

Failure to comply with these or other regulatory requirements of the FDA may subject us to administrative or judicially imposed sanctions, including:

•	warning letters;

•	civil penalties;

•	criminal penalties;

•	injunctions;

•	product seizure or detention;

•	product recalls; and

•	total or partial suspension of productions.

Delays in successfully completing our planned clinical trials could jeopardize our ability to obtain regulatory approval.

Our business prospects will depend on our ability to complete studies, clinical trials, obtain satisfactory results, obtain required regulatory approvals and successfully commercialize our Hemopurifier product candidates. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

•	serious adverse events related to our medical device candidates;

•	unsatisfactory results of any clinical trial;

•	the failure of our principal third-party investigators to perform our clinical trials on our anticipated schedules; and

•	different interpretations of our pre-clinical and clinical data, which could initially lead to inconclusive results.

Our development costs will increase if we have material delays in any clinical trial or if we need to perform more or larger clinical trials than planned. If the delays are significant, or if any of our product candidates do not prove to be safe or effective or do not receive required regulatory approvals, our financial results and the commercial prospects for our product candidates will be harmed. Furthermore, our inability to complete our clinical trials in a timely manner could jeopardize our ability to obtain regulatory approval.

If we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers may be required to comply with the FDA’s Quality System Regulation, or QSR. These FDA regulations cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. If we, or our manufacturers, fail to adhere to QSR requirements in the U.S., this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.

In addition, the FDA assesses compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in any of the following enforcement actions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	unanticipated expenditures to address or defend such actions;
•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;
•	withdrawing 510(k) clearances or premarket approvals that have already been granted;
•	refusal to grant export approval for our products; or
•	criminal prosecution.

Any of these sanctions could have a material adverse effect on our reputation, business, results of operations and financial condition. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements, which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

If our products, or malfunction of our products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If we fail to report these events to the FDA within the required timeframes, or at all, FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

Our products may in the future be subject to product recalls. A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, including a third-country authority, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In this case, the FDA, the authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. A government-mandated or voluntary recall by us or one of our international distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA or another third-country competent authority. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA or another third-country competent authority. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were.

We are also required to follow detailed recordkeeping requirements for all firm-initiated medical device corrections and removals. In addition, in December of 2012, the FDA issued a draft guidance intended to assist the FDA and industry in distinguishing medical device recalls from product enhancements. Per the guidance, if any change or group of changes to a device addresses a violation of the Federal Food, Drug, and Cosmetic Act, that change would generally constitute a medical device recall and require submission of a recall report to the FDA.

We outsource almost all of our operational and development activities, and if any party to which we have outsourced certain essential functions fails to perform its obligations under agreements with us, the development and commercialization of our lead product candidate and any future product candidates that we may develop could be delayed or terminated.

We generally rely on third-party consultants or other vendors to manage and implement the day-to-day conduct of our operations, including conducting clinical trials and manufacturing our current product candidates and any future product candidates that we may develop. Accordingly, we are and will continue to be dependent on the timeliness and effectiveness of their efforts. Our dependence on third parties includes key suppliers and third party service providers supporting the development, manufacture and regulatory approval of our products as well as support for our information technology systems and other infrastructure. While our management team oversees these vendors, failure of any of these third parties to meet their contractual, regulatory and other obligations or the development of factors that materially disrupt the performance of these third parties could have a material adverse effect on our business. For example, all of the key oversight responsibilities for the development and manufacture of our lead product candidate are conducted by our management team but all activities are the responsibility of third party vendors.

If a clinical research organization, or CRO, that we utilize is unable to allocate sufficient qualified personnel to our studies in a timely manner or if the work performed by it does not fully satisfy the requirements of the FDA or other regulatory agencies, we may encounter substantial delays and increased costs in completing our development efforts. Any manufacturer that we select may encounter difficulties in the manufacture of new products in commercial quantities, including problems involving product yields, product stability or shelf life, quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. If any of these occur, the development and commercialization of our product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own. If we rely on only one source for the manufacture of the clinical or commercial supplies of any of our product candidates or products, any production problems or supply constraints with that manufacturer could adversely impact the development or commercialization of that product candidate or product.

If we or our contractors or service providers fail to comply with regulatory laws and regulations, we or they could be subject to regulatory actions, which could affect our ability to develop, market and sell our product candidates and any other or future product candidates that we may develop and may harm our reputation.

If we or our manufacturers or other third party contractors fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to regulatory actions, which could affect our ability to develop, market and sell our current product candidates or any future product candidates under development successfully and could harm our reputation and lead to reduced or non-acceptance of our proposed product candidates by the market. Even technical recommendations or evidence by the FDA through letters, site visits, and overall recommendations to academia or biotechnology companies may make the manufacturing of a clinical product extremely labor intensive or expensive, making the product candidate no longer viable to manufacture in a cost efficient manner. The mode of administration may make the product candidate not commercially viable. The required testing of the product candidate may make that candidate no longer commercially viable. The conduct of clinical trials may be critiqued by the FDA, or a clinical trial site’s Institutional Review Board or Institutional Biosafety Committee, which may delay or make impossible clinical testing of a product candidate. The Institutional Review Board for a clinical trial may stop a trial or deem a product candidate unsafe to continue testing. This may have a material adverse effect on the value of the product candidate and our business prospects.

We will need to outsource and rely on third parties for the clinical development and manufacture, sales and marketing of our current product candidates or any future product candidates that we may develop, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our current product candidates or any other or future product candidates that we may develop, and do not have the capability and resources to manufacture, market or sell our current product candidates or any future product candidates that we may develop. Our business model calls for the partial or full outsourcing of the clinical and other development and manufacturing, sales and marketing of our product candidates in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position. Our success will depend on the performance of these outsourced providers. If such providers fail to perform adequately, our development of product candidates may be delayed and any delay in the development of our product candidates would have a material and adverse effect on our business prospects.

We are and will be exposed to product liability risks, and clinical and preclinical liability risks, which could place a substantial financial burden upon us should we be sued.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of medical devices. We cannot be sure that claims will not be asserted against us. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

We cannot give assurances that we will be able to continue to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against potential liabilities. Claims or losses in excess of any product liability insurance coverage that we may obtain could have a material adverse effect on our business, financial condition and results of operations.

Our Hemopurifier products may be used in connection with medical procedures in which it is important that those products function with precision and accuracy. If our products do not function as designed, or are designed improperly, we may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, or our products are designed inappropriately, we may be subject to lawsuits seeking significant compensatory and punitive damages. The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. We have recently obtained general clinical trial liability insurance coverage. We cannot give assurances that our insurance coverage will to be adequate or available. We may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any product recall or lawsuit seeking significant monetary damages may have a material effect on our business and financial condition. Any liability for mandatory damages could exceed the amount of our coverage. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

We have not received, and may never receive, approval from the FDA to market a medical device in the United States.

Before a new medical device can be marketed in the U.S., it must first receive either premarket approval, or a PMA, or 510(k) clearance from the FDA, unless an exemption exists. A PMA submission, which is a higher standard than a 501(k) clearance, is used to demonstrate to the FDA that a new or modified device is safe and effective. The 510(k) is used to demonstrate that a device is “substantially equivalent” to a predicate device (one that has been cleared by the FDA). We expect that any product we seek regulatory approval for will require a PMA. The FDA approval process involves, among other things, successfully completing clinical trials and filing for and obtaining a PMA. The PMA process requires us to prove the safety and effectiveness of our products to the FDA’s satisfaction. This process, which includes preclinical studies and clinical trials, can take many years and requires the expenditure of substantial resources and may include post-marketing surveillance to establish the safety and efficacy of the product. Notwithstanding the effort and expense incurred, the process may never result in the FDA granting a PMA. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval. Delays or rejections may also be encountered based upon changes in governmental policies for medical devices during the period of product development. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•	our inability to demonstrate safety or effectiveness to the FDA’s satisfaction;
•	insufficient data from our preclinical studies and clinical trials to support approval;
•	failure of the facilities of our third-party manufacturer or suppliers to meet applicable requirements;
•	inadequate compliance with preclinical, clinical or other regulations;
•	our failure to meet the FDA’s statistical requirements for approval; and
•	changes in the FDA’s approval policies, or the adoption of new regulations that require additional data or additional clinical studies.

Modifications to products that are approved through a PMA application generally need FDA approval. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. Any of our products considered to be a class III device, which are considered to pose the greatest risk and the approval of which is governed by the strictest guidelines, will require the submission and approval of a PMA in order for us to market it in the U.S. We also may design new products in the future that could require the clearance of a 510(k).

Although we have received approval to proceed with clinical trials in the U.S. under the investigational device exemption, we cannot assure you that the current approval from the FDA to proceed will not be revoked, that the study will be successful, or that the FDA PMA approval will eventually be obtained and not revoked. Even if we obtain approval, the FDA or other regulatory authorities may require expensive or burdensome post-market testing or controls. Any delay in, or failure to receive or maintain, clearance or approval for our future products could prevent us from generating revenue from these products or achieving profitability. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some physicians from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.

The approval requirements for medical products used to fight bioterrorism are still evolving, and we cannot be certain any products we develop for such uses would meet these requirements.

We are advancing product candidates under governmental policies that regulate the development and commercialization of medical treatment countermeasures against bioterror and pandemic threats.  While we intend to pursue FDA market clearance to treat infectious bioterror and pandemic threats, it is often not feasible to conduct human studies against these deadly high threat pathogens. Thus, we may not be able to demonstrate the effectiveness of our treatment countermeasures through controlled human efficacy studies. Additionally, a change in government policies could impair our ability to obtain regulatory approval and there is no assurance that the FDA will approve any of our product candidates.

The Hemopurifier was used to treat one patient suffering from Ebola, and we have received a supplement to our investigational device exemption to establish protocols to treat Ebola patients in the U.S.; however you should not construe these events as demonstrating that the device is effective in treating Ebola.

In October 2014, physicians at the Frankfurt University Hospital in Frankfurt, Germany administered Hemopurifier therapy in a 6.5-hour treatment session to a patient infected with Ebola. This treatment was made on an emergency basis. The patient was administered Hemopurifier therapy through special approval from The Federal Institute for Drugs and Medical Devices (Bundesinstitut fur Arzneimittel und Medizinprodukte, BfArM), an independent federal higher authority within the portfolio of the Federal Ministry of Health of Germany. While we believe the results of the treatment of the Ebola patient in Germany to be positive with respect to the usage of the Hemopurifier to combat Ebola, no medical organization or regulatory organization, inside or outside the U.S., has cleared the use of the device for Ebola treatment on a commercial basis.

In addition, although the FDA approved a supplement to our investigational device exemption to establish a protocol for the treatment of Ebola patients in the U.S., this approval is very limited and the results of such protocol and potential treatments, if any, cannot be predicted. The usefulness of the Hemopurifier in treating Ebola is still unproven in any clinical or regulatory process in the U.S. or elsewhere. Even if we enroll patients in the Ebola protocol, the results of such treatments may not demonstrate the safety and efficacy of the device, may be equivocal or may otherwise not be sufficient to obtain approval of the Hemopurifier for any uses associated with Ebola. In addition, the approval of the supplement to our investigational device exemption does not in any way ensure clearance or approval of the Hemopurifier device for any purpose. In April 2015, we submitted a Humanitarian Use Devise submission to the FDA to support market clearance of the Hemopurifier as a treatment for Ebola virus. If the application is designated by the FDA, we then may submit a Humanitarian Device Exemption marketing application to the Center for Devices and Radiological Health for marketing review. We cannot assure you that the Hemopurifier will be proven to be useful in the treatment of Ebola or that it will ever be approved by U.S. or foreign regulatory agencies for such use, or if approved, successfully commercialized by us for such use. We may never commercialize the Hemopurifier specifically for use in treating Ebola.

The results of our clinical trials may not support our product candidate claims or may result in the discovery of adverse side effects.

Any research and development, pre-clinical testing and clinical trial activities involving any products that we are or may develop will be subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. In the future we may conduct clinical trials to support approval of new products. Clinical studies must be conducted in compliance with FDA regulations or the FDA may take enforcement action. The data collected from these clinical studies may ultimately be used to support market clearance for these products. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.

U.S. legislative or FDA regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture, market and distribute our products after approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

Should our products be approved for commercialization, lack of third-party coverage and reimbursement for our devices could delay or limit their adoption.

In both the U.S. and international markets, the use of medical devices is dependent in part on the availability of reimbursement from third-party payors, such as government and private insurance plans. Healthcare providers that use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the medical procedures being performed or to compensate them for their patient care services. Should our products be approved for commercialization by the FDA, we cannot assure you that our future products will be considered cost-effective, that reimbursement will be available in other sites or in other countries, including the U.S., if approved, or that reimbursement will be sufficient to allow sales of our future products on a profitable basis. The coverage decisions of third-party payors will be significantly influenced by the assessment of our future products by health technology assessment bodies. Such assessments are outside our control and t we cannot assure you that such evaluations will be conducted or that they will have a favorable outcome.

If approved for use in the U.S., we expect that any products that we develop will be purchased primarily by medical institutions, which will in turn bill various third-party payors for the health care services provided to patients at their facility. Payors may include the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program and works in partnership with state governments to administer Medicaid, other government programs and private insurance plans. The process involved in applying for coverage and incremental reimbursement from CMS is lengthy and expensive. Further, Medicare coverage is based on our ability to demonstrate the treatment is “reasonable and necessary” for Medicare beneficiaries. Even if products utilizing our Aethlon ADAPT™ system receive FDA and other regulatory clearance or approval, they may not be granted coverage and reimbursement by any payor, including by CMS. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state and some state Medicaid programs may not pay adequate amounts for the procedure necessary to utilize products utilizing our Aethlon ADAPT™ system, or any payment at all. Moreover, many private payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies and amounts. If CMS or other agencies limit coverage or decrease or limit reimbursement payments for doctors and hospitals, this may affect coverage and reimbursement determinations by many private payors.

Should our products be approved for commercialization, adverse changes in reimbursement policies and procedures by payors may impact our ability to market and sell our products.

Healthcare costs have risen significantly over the past decade, and there have been and continue to be proposals by legislators, regulators and third-party payors to decrease costs. Third-party payors are increasingly challenging the prices charged for medical products and services and instituting cost containment measures to control or significantly influence the purchase of medical products and services.

For example, in the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, among other things, reduced and/or limited Medicare reimbursement to certain providers. The Budget Control Act of 2011, as amended by subsequent legislation, further reduces Medicare’s payments to providers by 2 percent through fiscal year 2024. These reductions may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Legislation could be adopted in the future that limits payments for our products from governmental payors. In addition, commercial payors such as insurance companies, could adopt similar policies that limit reimbursement for medical device manufacturers’ products. Therefore, we cannot be certain that our product or the procedures or patient care performed using our product will be reimbursed at a cost-effective level. We face similar risks relating to adverse changes in reimbursement procedures and policies in other countries where we may market our products. Reimbursement and healthcare payment systems vary significantly among international markets. Our inability to obtain international reimbursement approval, or any adverse changes in the reimbursement policies of foreign payors, could negatively affect our ability to sell our products and have a material adverse effect on our business and financial condition.

Should our products be approved for commercialization, our financial performance may be adversely affected by medical device tax provisions in the healthcare reform laws.

PPACA currently imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the U.S. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $20 billion over the next decade. The Internal Revenue Service issued final regulations implementing the tax in December 2012, which requires, among other things, bi-monthly payments and quarterly reporting. Once we market products, we will be subject to this or any future excise tax on our sales of certain medical devices in the U.S. We anticipate that primarily all of our sales, once commenced, of medical devices in the U.S. will be subject to this 2.3% excise tax.

Risks Related to Our Intellectual Property and Related Litigation

We rely upon licenses and patent rights from third parties which are subject to termination or expiration.

We rely upon third party licenses and ownership rights assigned from third parties for the development of specific uses for our Hemopurifier devices. For example, we are researching, developing and testing cancer-related applications for our devices under patents assigned from the London Health Science Center Research, Inc. Should any of our licenses be prematurely terminated for any reason, or if the patents and intellectual property assigned to us or owned by such entities that we have licensed should be challenged or defeated by third parties, our research efforts could be materially and adversely affected. We cannot assure you that any of our licenses or patents assigned to us will continue in force for as long as we require for our research, development and testing of cancer treatments. We cannot assure you that, should our licenses terminate, should the underlying patents and intellectual property be challenged or defeated, or should patents and intellectual property assigned to us be challenged or defeated, suitable replacements can be obtained or developed on terms acceptable to us, if at all. There is also the related risk that we may not be able to make the required payments under any patent license or assignment agreement, in which case we may lose to ability to use one or more of the licensed or assigned patents.

We could become subject to intellectual property litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages, prevent us from selling our commercially available products and/or reduce the margins we may realize from our products.

The medical devices industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, and the determination is often uncertain. There may be existing patents of which we are unaware that our products under development may inadvertently infringe. The likelihood that patent infringement claims may be brought against us increases as the number of participants in the infectious market increases and as we achieve more visibility in the market place and introduce products to market.

Any infringement claim against us, even if without merit, may cause us to incur substantial costs, and would place a significant strain on our financial resources, divert the attention of management from our core business, and harm our reputation. In some cases, litigation may be threatened or brought by a patent holding company or other adverse patent owner who has no relevant product revenues and against whom our patents may provide little or no deterrence. If we were found to infringe any patents, we could be required to pay substantial damages, including triple damages if an infringement is found to be willful. We also could be required to pay royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. We may not be able to obtain a license enabling us to sell our products on reasonable terms, or at all, and we cannot assure you that we would be able to redesign our products in a way that would not infringe those patents. If we fail to obtain any required licenses or make any necessary changes to our technologies or the products that incorporate them, we may be unable to commercialize one or more of our products or may have to withdraw products from the market, all of which would have a material adverse effect on our business, financial condition and results of operations.

If the combination of patents, trade secrets and contractual provisions upon which we rely to protect our intellectual property is inadequate, our ability to commercialize our products successfully will be harmed.

Our success depends significantly on our ability to protect our proprietary rights to the technologies incorporated in our products. We currently have three issued U.S. patents and nine pending U.S. patent applications. We also have fourteen issued foreign patents and have applied for five additional foreign patents. Our issued patents begin to expire in 2019, with the last of these patents expiring in 2029, although terminal disclaimers, patent term extension or patent term adjustment can shorten or lengthen the patent term. We rely on a combination of patent protection, trade secret laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these may not adequately protect our rights or permit us to gain or keep any competitive advantage.

The issuance of a patent is not conclusive as to its scope, validity or enforceability. The scope, validity or enforceability of our issued patents can be challenged in litigation or proceedings before the U.S. Patent and Trademark Office or foreign patent offices where our applications are pending. The U.S. Patent and Trademark Office or foreign offices may deny or require significant narrowing of claims in our pending patent applications. Patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. Proceedings before the U.S. Patent and Trademark Office or foreign offices could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. The laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S., if at all. Some of our patents may expire before we receive FDA approval to market our products in the U.S. or we receive approval to market our products in a foreign country. Although we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier treatment technology, we cannot assure you that this protection will be sufficient to protect us during the development of that technology.

Our competitors may successfully challenge and invalidate or render unenforceable our issued patents, including any patents that may issue in the future, which could prevent or limit our ability to market our products and could limit our ability to stop competitors from marketing products that are substantially equivalent to ours. In addition, competitors may be able to design around our patents or develop products that provide outcomes that are comparable to our products but that are not covered by our patents.

We have also entered into confidentiality and assignment of intellectual property agreements with all of our employees, consultants and advisors directly involved in the development of our technology as one of the ways we seek to protect our intellectual property and other proprietary technology. However, these agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements.

In the event a competitor infringes upon any of our patents or other intellectual property rights, enforcing our rights may be difficult, time consuming and expensive, and would divert management’s attention from managing our business. We cannot assure you that we will be successful on the merits in any enforcement effort. In addition, we may not have sufficient resources to litigate, enforce or defend our intellectual property rights.

We may rely on licenses for new technology, which may affect our continued operations with respect thereto.

As we develop our technology, we may need to license additional technologies to optimize the performance of our products. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology into our proposed products. Our inability to obtain any necessary licenses could delay our product development and testing until alternative technologies can be identified, licensed and integrated. The inability to obtain any necessary third-party licenses could cause us to abandon a particular development path, which could seriously harm our business, financial position and results of our operations.

New technology may lead to our competitors developing superior products which would reduce demand for our products.

Research into technologies similar to ours is proceeding at a rapid pace, and many private and public companies and research institutions are actively engaged in the development of products similar to ours. These new technologies may, if successfully developed, offer significant performance or price advantages when compared with our technologies. There is no assurance that our existing patents or our pending and proposed patent applications will offer meaningful protection if a competitor develops a novel product based on a new technology.

If we are unable to protect our proprietary technology and preserve our trade secrets, we will increase our vulnerability to competitors which could materially adversely impact our ability to remain in business.

Our ability to successfully commercialize our products will depend on our ability to protect those products and our technology with domestic and foreign patents. We will also need to continue to preserve our trade secrets. The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. The patent positions of technology companies, including us, are uncertain and involve complex legal and factual issues. We cannot assure you that our patents will prevent other companies from developing similar products or products which produce benefits substantially the same as our products, or that other companies will not be issued patents that may prevent the sale of our products or require us to pay significant licensing fees in order to market our products.

From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties in order to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented. Additionally, we cannot assure investors that any of our products or technology will be patentable or that any future patents we obtain will give us an exclusive position in the subject matter claimed by those patents. Furthermore, we cannot assure investors that our pending patent applications will result in issued patents, that patent protection will be secured for any particular technology, or that our issued patents will be valid or enforceable or provide us with meaningful protection.

If we are required to engage in expensive and lengthy litigation to enforce our intellectual property rights, such litigation could be very costly and the results of such litigation may not be satisfactory.

Although we have entered into invention assignment agreements with our employees and with certain advisors, and we routinely enter into confidentiality agreements with our contract partners, if those employees, advisors or contract partners develop inventions or processes independently that may relate to products or technology under development by us, disputes may arise about the ownership of those inventions or processes. Time-consuming and costly litigation could be necessary to enforce and determine the scope of our rights under these agreements. In addition, we may be required to commence litigation to enforce such agreements if they are violated, and it is certainly possible that we will not have adequate remedies for breaches of our confidentiality agreements as monetary damages may not be sufficient to compensate us. In addition, we may be unable to fund the costs of such litigation to a satisfactory conclusion, which could leave us without recourse to enforce contracts that protect our intellectual property rights.

Other companies may claim that our technology infringes on their intellectual property or proprietary rights and commence legal proceedings against us which could be time-consuming and expensive and could result in our being prohibited from developing, marketing, selling or distributing our products.

Because of the complex and difficult legal and factual questions that relate to patent positions in our industry, we cannot assure you that our products or technology will not be found to infringe upon the intellectual property or proprietary rights of others. Third parties may claim that our products or technology infringe on their patents, copyrights, trademarks or other proprietary rights and demand that we cease development or marketing of those products or technology or pay license fees. We may not be able to avoid costly patent infringement litigation, which will divert the attention of management away from the development of new products and the operation of our business. We cannot assure investors that we would prevail in any such litigation. If we are found to have infringed on a third party’s intellectual property rights, we may be liable for money damages, encounter significant delays in bringing products to market or be precluded from manufacturing particular products or using particular technology.

Other parties may challenge certain of our foreign patent applications. If such parties are successful in opposing our foreign patent applications, we may not gain the protection afforded by those patent applications in particular jurisdictions and may face additional proceedings with respect to similar patents in other jurisdictions, as well as related patents. The loss of patent protection in one jurisdiction may influence our ability to maintain patent protection for the same technology in other jurisdictions.

Risks Related to U.S. Government Contracts

Our revenues are almost entirely derived from one U.S. Government contract.

We have derived and expect for the near future to continue to derive substantially all of our revenue under our DARPA contract.  If DARPA chooses not to continue our contract in year five (commencing October 1, 2015 through September 30, 2016) of the contract, our revenues could be substantially reduced.  In addition, if we are unable to meet any of the DARPA contract milestones to the satisfaction of DARPA, if at all, we may not earn payments under the contract. Any reduction in our revenues, or the termination of the DARPA contract for any reason, could have a material and adverse effect on our business and operations. In addition, DARPA has the right to unilaterally cancel the contract at any time.

We may not obtain additional U.S. Government contracts to further develop our technology.

We can give no assurances that we will be successful in obtaining additional government grants or contracts.  The process of obtaining government contracts is lengthy with the uncertainty that we will be successful in obtaining announced grants or contracts for therapeutics as a medical device technology. Accordingly, we cannot be certain that we will be awarded any additional U.S. Government grants or contracts utilizing our Hemopurifier platform technology.

U.S. Government agencies have special contracting requirements including a right to audit us which create additional risks; a negative audit would be detrimental to us.

Our business plan to utilize the Aethlon ADAPT system is likely to involve contracts with the U.S. Government. Such contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. Government to unilaterally:

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

Our Defense Advanced Research Projects Agency Contract is a fixed price contract, which may not adequately cover our costs in performance should those costs increase.

Our contract with DARPA is on a firm fixed price basis, which means that we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any costs in excess of the fixed price.  If we have not accurately estimated the costs of expenses to perform the contract, we may not have positive revenue and we may incur losses to cover our costs. We expect that our future contracts, if any, with the U.S. Government also may be fixed price contracts. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of a fixed price contract or cause a loss, which could in turn harm our operating results.

As a U.S. Government contractor, we are subject to a number of procurement rules and regulations.

Government contractors must comply with specific procurement regulations and other requirements. These requirements, although customary in government contracts, impact our performance and compliance costs. In addition, current U.S. Government budgetary constraints could lead to changes in the procurement environment, including the Department of Defense’s recent initiative focused on efficiencies, affordability and cost growth and other changes to its procurement practices. If and to the extent such changes occur, they could impact our results of operations and liquidity, and could affect whether and, if so, how we pursue certain opportunities and the terms under which we are able to do so.

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

In fulfilling our U.S. Government contract we depend on a predictable supply of raw materials and components.

We are dependent upon the delivery by suppliers of materials and the assembly by subcontractors of major components and subsystems used in our products in a timely and satisfactory manner and in full compliance with applicable terms and conditions. Some products require relatively scarce raw materials. We are generally subject to specific procurement requirements, which may, in effect, limit the suppliers and subcontractors we may utilize. In some instances, we are dependent on sole-source suppliers. If any of these suppliers or subcontractors fails to meet our needs, we may not have readily available alternatives. In addition, some of our suppliers or subcontractors may be impacted by the recent global financial crisis, which could impair their ability to meet their obligations to us. If we experience a material supplier or subcontractor problem, our ability to satisfactorily and timely complete our clinical trial or delivery obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with clinical trial providers and if applicable, the U.S. Government. We could also incur additional costs in addressing such a problem. Any of these events could have a negative impact on our results of operations and financial condition.

Risks Relating to Our Common Stock and Our Corporate Governance

Historically we have not paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We intend to retain our future earnings, if any, to fund operational and capital expenditure needs of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Furthermore, future financing instruments may do the same. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our common stockholders in the foreseeable future.

Our stock price is speculative, and there is a risk of litigation.

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	reduced investor confidence in equity markets, due in part to corporate collapses in recent years;

•	speculation in the press or analyst community;

•	wide fluctuations in stock prices, particularly with respect to the stock prices for other medical device companies;

•	announcements of technological innovations by us or our competitors;

•	new products or the acquisition of significant customers by us or our competitors;

•	changes in interest rates;

•	changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors;

•	changes in recommendations or financial estimates by securities analysts who track our common stock or the stock of other medical device companies;

•	changes in management;

•	sales of common stock by directors and executive officers;

•	rumors or dissemination of false or misleading information, particularly through Internet chat rooms, instant messaging, and other rapid-dissemination methods;

•	conditions and trends in the medical device industry generally;

•	the announcement of acquisitions or other significant transactions by us or our competitors;

•	adoption of new accounting standards affecting our industry;

•	general market conditions;

•	domestic or international terrorism and other factors; and

•	the other factors described in this section.

Fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Although no such lawsuits are currently pending against us and we are not aware that any such lawsuit is threatened to be filed in the future, there is no assurance that we will not be sued based on fluctuations in the price of our common stock. Defending against such suits could result in substantial cost and divert management’s attention and resources. In addition, any settlement or adverse determination of such lawsuits could subject us to significant liability.

If at any time our common stock is subject to the Securities and Exchange Commission’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time our common stock is not listed on a national securities exchange or we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock will be subject to the Securities and Exchange Commission’s, or SEC’s, “penny stock” rules. If our common stock is subject to the “penny stock” rules promulgated under the Exchange Act, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our common stock has had an unpredictable trading volume which means you may not be able to sell our shares at or near asking prices or at all.

Trading in our common shares in the over-the-counter market historically has been volatile and often has been thin, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is volatile; you may not be able to sell our common stock at or above the price you have paid for them, which may result in losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended March 31, 2015, the high and low closing sale prices of a share of our common stock were $28.50 and $5.00, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, trading in our common shares often has been thin. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to our limited operating history, limited amount of revenue, lack of profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology as a viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

The NASDAQ Capital Market may not list our common stock, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

We have applied to list our common stock on the NASDAQ Capital Market, a national securities market. Based, in part, on capital we raised in a June 2015 financing, we expect to meet, on a pro forma basis, the NASDAQ Capital Market minimum initial listing standards, which generally mandate that we meet certain requirements relating to shareholders’ equity, market capitalization, aggregate market value of publicly held shares, distribution requirements and corporate governance standards, we cannot assure you that we will be able to meet those initial listing requirements. If NASDAQ does not approve our application, our securities will continue to trade on the OTCQB and we could continue to face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity with respect to our securities;
•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our common stock will be listed on the NASDAQ Capital Market, we believe such securities will be covered securities. Although the states would be preempted from regulating the sale of our securities, in that event, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, our common stock is not listed on the NASDAQ Capital Market, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Even if our application for listing of our common stock on the NASDAQ Capital Market is approved, we cannot assure you that we will be able to comply with the continued listing standards of the NASDAQ Capital Market.

Even if our application for listing of our common stock on the NASDAQ Capital Market is approved, we cannot assure you that we will be able to comply with the listing standards that we are required to meet in order to maintain a listing of our common stock on the NASDAQ Capital Market. Our failure to meet those requirements may result in our common stock being delisted from the NASDAQ Capital Market.

The Depository Trust Company imposed restrictions upon electronic trading of our common stock, which negatively affected liquidity of the stock and our ability to raise capital.

In September 2011, The Depository Trust Company placed a "chill" on the electronic clearing of trades in our shares which led to some brokerage firms being unwilling to accept certificates and/or electronic deposits of our stock. We have since been successful in lifting the restrictions and our shares now clear electronically making more brokers willing to trade in our common stock. We cannot assure you that The Depository Trust Company will not again place a chill on our common stock. A chill, if placed on our common stock, would affect the liquidity of our shares which may make it difficult to purchase or sell shares in the open market. It may also have an adverse effect on our ability to raise capital since investors may be unable to resell shares into the market. Our inability to raise capital on terms acceptable to us, if at all, could have a material and adverse effect on our business and operations.

Our directors and officers own or control approximately 7% of our outstanding common shares which may limit your ability to propose new management or influence the overall direction of the business; this concentration of control may also discourage potential takeovers that could otherwise provide a premium to you.

As of June 25, 2015, our officers and directors beneficially own or control approximately 7% of our outstanding common shares (assuming the exercise of all outstanding options and warrants held by our officers and directors). These persons will have the ability to substantially influence all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

A large number of our common shares are issuable upon exercise of outstanding convertible securities which, if exercised or converted, would be dilutive to your holdings.

As of March 31, 2015, there are outstanding purchase options and warrants entitling the holders to purchase 1,932,405 common shares at a weighted average exercise price of $7.92 per share. This includes 26,105 warrants that are conditional upon the exercise of other warrants. As of March 31, 2015, there are 98,043 shares underlying promissory notes convertible into common stock at a weighted average exercise price of $5.60.

As a result of our June 2015 financing, and as of June 25, 2015, there are outstanding purchase options and warrants entitling the holders to purchase 2,771,127 common shares at a weighted average exercise price of $7.44 per share. This includes 26,105 warrants that are conditional upon the exercise of other warrants and includes the 402,318 purchase options and warrants that were suspended by certain of our officers and directors in June 2015.

The exercise price for all of our outstanding options and warrants, or the conversion price of our convertible notes, may be less than your cost to acquire our common shares. In the event of the exercise or conversion of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in us as well as the book value of your common shares. In addition, the holders of the convertible notes, common share purchase options or warrants may sell common shares in tandem with their exercise or conversion of those securities to finance that exercise or conversion, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants or conversion of the notes.

Our issuance of additional common shares, or convertible securities, would be dilutive to your holdings.

We are entitled under our Articles of Incorporation to issue up to 10,000,000 shares of common stock. We have reserved for issuance 2,030,448 shares of common stock for existing options, warrants and convertible notes. As of March 31, 2015, we have issued and outstanding 6,657,046 shares of common stock. As a result, as of March 31, 2015 we had 1,312,506 common shares available for issuance to new investors or for use to satisfy indebtedness or pay service providers.

Our Board of Directors may generally issue shares of common stock, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our Board of Directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional shares of common stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

However, as of June 25, 2015, and as a result of our June 2015 financing, substantially all 10,000,000 shares of common stock are either issued or reserved for issuance upon the conversion or exercise of outstanding securities including options, warrants and convertible notes and we cannot issue any meaningful amount of shares of common stock, or options or warrants, or convertible notes until we increase the number of authorized shares to a number above 10,000,000, or unless outstanding warrants, options or convertible notes expire or are surrendered back to us before they are exercised or converted.

Our issuance of additional shares of common stock in satisfaction of services, or to repay indebtedness, would be dilutive to your holdings.

Our Board of Directors may generally issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors that our Board of Directors may deem relevant at that time. For the past four fiscal years (ending March 31, 2015), we issued a total of 2,602,909 shares for debt to reduce our obligations. The average price discount of common stock issued for debt in this period, weighted by the number of shares issued for debt in such period was 76% and 43% for the years ended March 31, 2015 and 2014, respectively.

For the past four fiscal years (ending March 31, 2015), we issued a total of 216,032 shares as payment for services. The average price discount (premium) of common stock issued for services during this period, weighted by the number of shares issued was (6.6)% and 16.0% for the years ended March 31, 2015 and 2014, respectively. It is likely that we will issue additional securities to pay for services and reduce debt in the future, after we increase our authorized shares. We cannot give you any assurance that we will not issue additional shares of common stock at various discounts under circumstances we may deem appropriate at the time. However, as of June 25, 2015, and as a result of our June 2015 financing, substantially all 10,000,000 shares of common stock are either issued or reserved for issuance upon the conversion or exercise of outstanding securities including options, warrants and convertible notes and we cannot issue any meaningful amount of shares of common stock, or options or warrants, or convertible notes until we increase the number of authorized shares to a number above 10,000,000, or unless outstanding warrants, options or convertible notes expire or are surrendered back to us before they are exercised or converted.

Our officers and directors are entitled to indemnification from us for liabilities under our articles of incorporation, which could be costly to us and may discourage the exercise of stockholder rights.

Our Articles of Incorporation contains provisions which eliminate the liability of our directors for monetary damages to our company and stockholders. Our by-laws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and stockholders.

Our by-laws and Nevada law may discourage, delay or prevent a change of control of our company or changes in our management, would have the result of depressing the trading price of our common stock.

Provisions of Nevada anti-takeover law (NRS 78.378 et seq.) could have the effect of delaying or preventing a third party from acquiring us, even if the acquisition arguably could benefit our stockholders. Various provisions of our by-laws may delay, defer or prevent a tender offer or takeover attempt of us that a stockholder might consider in his or her best interest. Our by-laws may be adopted, amended or repealed by the affirmative vote of the holders of at least a majority of our outstanding shares of capital stock entitled to vote for the election of directors, and except as provided by Nevada law, our Board of Directors shall have the power to adopt, amend or repeal the by-laws by a vote of not less than a majority of our directors. The interests of these stockholders and directors may not be consistent with your interests, and they may make changes to the by-laws that are not in line with your concerns.

Our authorized but unissued shares of common stock are available for our Board or Directors to issue without stockholder approval. We may use these additional shares for a variety of corporate purposes, however, faced with an attempt to obtain control of us by means of a proxy context, tender offer, merger or other transaction our Board of Directors acting alone and without approval of our stockholders can issue large amounts of capital stock as part of a defense to a take-over challenge.

The existence of the foregoing provisions and other potential anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

We incur substantial costs as a result of being a public company and our management expects to devote substantial time to public company compliance programs.

As a public company, we incur significant legal, insurance, accounting and other expenses, including costs associated with public company reporting. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from product development and commercialization activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. These laws and regulations could make it more difficult and costly for us to obtain director and officer liability insurance for our directors and officers, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our Board of Directors, particularly to serve on our audit and compensation committees. In addition, if we are unable to continue to meet the legal, regulatory and other requirements related to being a public company, we may not be able to maintain the quotation of our common stock OTCQB Marketplace or any senior market to which we may apply for listing, which would likely have a material adverse effect on the trading price of our common stock.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. Our research coverage by industry and financial analysts is currently limited. Even if our analyst coverage increases, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, we are not required to furnish information under this Item 1B.

ITEM 2. PROPERTIES

We currently lease approximately 2,576 square feet of executive office space at 9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123 under a 39-month gross plus utilities lease that commenced on December 1, 2014 with an initial rental rate of $6,054 per month. Such lease expires in March 2018. We believe this new leased facility will be satisfactory for our office needs over the term of the lease.

We also lease approximately 1,667 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $3,917 per month under a one-year gross plus utilities lease that previously was scheduled to expire in October 2014 and was recently extended to expire in October 2015. We believe this leased facility will be satisfactory for our laboratory needs over the term of the lease

Our Exosome Sciences, Inc. subsidiary leases approximately 2,055 square feet of office and laboratory space at 11 Deer Park Drive, South Brunswick, NJ at the rate of $3,596 per month under a one-year gross plus utilities lease that previously was scheduled to expire in October 2014 and was recently extended to expire in October 2015. We believe this leased facility will be satisfactory for Exosome Sciences, Inc.’s operational needs over the term of the lease.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in various claims, lawsuits, and/or disputes with third parties or breach of contract actions incidental to the normal course of our business operations. We are currently not involved in any litigation or any pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

We have no disclosure applicable to this item.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTCQB Marketplace under the trading symbol "AEMD." Trading in our common stock historically has been volatile and often has been thin.

The following table sets forth for the calendar periods indicated the quarterly high and low bid prices for our common stock as reported by the OTCQB Marketplace. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

	BID PRICE
PERIOD	HIGH	LOW

Calendar 2015:
First Quarter	$19.50	$8.50

Calendar 2014:
Fourth Quarter	36.00	5.50
Third Quarter	9.50	5.00
Second Quarter	11.50	7.00
First Quarter	13.50	8.00

Calendar 2013:
Fourth Quarter	9.00	6.50
Third Quarter	14.50	5.00
Second Quarter	7.00	4.00
First Quarter	7.50	3.00

There were approximately 186 record holders of our common stock at June 23, 2015. The number of registered stockholders includes any beneficial owners of common shares held in street name.

The transfer agent and registrar for our common stock is Computershare Investor Services, located at 350 Indiana Street, Suite 800, Golden, Colorado 80401.

We have not paid any dividends on our common stock to date and do not anticipate that we will pay dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the board of directors may think are relevant. However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We have sold or issued the following equity securities not registered under the Securities Act of 1933, or Securities Act, in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Regulation D of the Securities Act during the fiscal year ended March 31, 2015 and subsequent thereto through the date of filing this report. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

Aethlon Medical, Inc. Equity Transactions in the Fiscal Year Ended March 31, 2015.

On May 20, 2014, May 23, 2014, June 6, 2014, June 11, 2014 and June 26, 2014, we sold seven accredited investors 43,849 shares of restricted common stock for an aggregate purchase price of $320,800 and an average price of $7.50 per share. The common stock purchase price was calculated as 80% of the average closing price of our common stock for the five-day period immediately preceding the date of each subscription agreement.

On June 24, 2014, we issued the holder of a convertible note 466,365 shares of restricted common stock and five-year warrants to acquire up to 136,190 shares of common stock at an exercise price of $2.10 per share and up to 7,944 shares of common stock at an exercise price of $5.40 per share. We issued the stock and warrants upon the conversion of a combined principal and interest balance of $1,003,200 due under the note. We also issued the holder 1,500 shares of common stock as a service fee for converting the note in full and for agreeing to waive anti-dilution price protection in certain warrants previously issued to the holder by us.

On July 8, 2014, we issued the holder of a convertible note 51,837 shares of restricted common stock and five-year warrants to acquire up to 46,429 shares of common stock at an exercise price of $2.10 per share and up to 2,708 shares of common stock at an exercise price of $5.40 per share. We issued the stock and warrants upon the conversion of the interest balance of $116,970 due under the note and for the holder’s agreement to extend the expiration date of the note. We also issued the holder 500 shares of common stock as a service fee for extending the note, for converting the interest due under the note and for agreeing to waive anti-dilution price protection in certain warrants previously issued to the holder by us.

On August 6, 2014, we issued 7,806 shares of restricted common stock at an average price of $12.00 per share to a consultant in payment for investor relations consulting services valued at $75,000 based on the value of the services provided.

On July 15, 2014, we issued 38,750 shares of restricted common stock to the holders of three convertible notes in exchange for the partial or full conversion of principal and interest in the aggregate amount of $81,375 at a conversion price of $2.10 per share.

On July 24, 2014, we issued an aggregate of 50,079 shares of restricted common stock and a seven-year warrant to issue up to 25,040 shares of common stock at an exercise price of $6.60 per share to Dr. Chetan Shah, one of our directors. We issued the common stock and warrant to Dr. Shah upon the conversion of an aggregate of $220,349 of unpaid principal and accrued interest due under a 10% Convertible Note previously issued to Dr. Shah by us on July 9, 2013.

On September 17, 2014, we issued to the holder of the remaining 2008 10% Convertible Note units consisting of an aggregate of 9,564 shares of restricted common stock and unit warrants to acquire up to an aggregate of 4,782 shares of common stock at an exercise price of $4.80 per share. The units were issued to the note holder upon the conversion of an aggregate of $45,906 of unpaid principal and accrued interest due under the promissory note, which represented the entire amount outstanding under the note.

On July 29, 2014, August 4, 2014 and August 6, 2014, we issued to four investors 53,465 shares of restricted common stock through the cash exercise of eight warrants for $259,474 of cash at an average exercise price of approximately $5.00 per share. As an inducement to those investors, we issued them replacement warrants to acquire up to an aggregate of 53,465 shares of common stock on the same terms as the warrants they exercised.

On August 29, 2014, September 2, 2014 and September 22, 2014, we issued and sold to three accredited investors units consisting of (a) 2,000 restricted shares of our common stock at prices per share ranging from $4.55 to $4.70 and (b) a five-year warrant to purchase 1,000 shares of common stock at exercise prices ranging from $6.80 to $7.15 per share. In total, the investors purchased for cash an aggregate of $90,000 of units. The investors acquired an aggregate of 19,500 shares of common stock and warrants to acquire up to an aggregate of 9,750 shares of common stock.

On November 7, 2014, we issued 3,400 shares of restricted common stock at price of $10.25 per share, along with a cash payment of $50,000, in full repayment of the outstanding principal balance and interest balance on the Law Firm Note.

On October 10, 2014, October 14, 2014 and October 15, 2014, we issued and sold to eight accredited investors units consisting of (a) 2,000 restricted shares of common stock at prices per share ranging from $5.25 to $5.70 and (b) a five-year warrant to purchase 1,000 shares of common stock at exercise prices ranging from $7.70 to $8.35 per share. In total, the investors purchased for cash an aggregate of $502,700 of units. The investors acquired an aggregate of 90,125 shares of common stock and warrants to acquire up to an aggregate of 45,063 shares of common stock.

On October 9, 2014, we issued to an accredited investor units consisting of an aggregate of 36,716 shares of restricted common stock and warrants to acquire up to an aggregate of 18,358 shares of common stock at an exercise price of $7.70 per share. We issued the units to the investor upon the conversion of an aggregate of $189,087 of unpaid principal and accrued interest due under two promissory notes (the remaining October and November 2009 10% Convertible Note and the April 2010 10% Convertible Note) previously issued to the investor by us. The amounts converted represented the entire principal and interest outstanding under the notes and the notes held by that holder were retired.

On October 17, 2014 and October 20, 2014, we issued an aggregate of 113,422 shares of restricted common stock and seven-year warrants to issue up to an aggregate of 113,422 shares of common stock at exercise prices ranging from $4.30 to $6.25 per share to eight accredited investors. One of the investors is Dr. Shah. The common stock and warrants were issued to the investors upon the cash exercise of previously issued warrants held by them. The investors paid an aggregate of $579,251 upon exercise of the previously outstanding warrants at exercise prices ranging from $4.30 to $6.25 per share.

On October 15, 2014, we issued an aggregate of 70,460 shares of restricted common stock to two accredited investors upon the conversion of an aggregate of $147,965 of unpaid principal and accrued interest due under promissory notes previously issued to the investors by us. The conversion price per share was $2.10.

On November 6, 2014, we sold two accredited investors (i) convertible promissory notes in the aggregate principal amount of $527,780 and (ii) five year warrants to purchase up to 47,123 shares of common stock at a fixed exercise price of $8.40 per share. The convertible promissory notes bear interest at the annual rate of 10% and mature on April 1, 2016. The aggregate gross cash proceeds to us were $415,000 after subtracting legal fees of $35,000; the balance of the principal amount of the notes represents a $27,780 due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of our common stock at a fixed price of $5.60 per share, for up to an aggregate of 94,246 shares of common stock.

On October 21, 2014, we issued an aggregate of 328,463 shares of restricted common stock to three accredited investors upon the cashless exercise of warrants previously issued to the investors by us with an exercise price of $2.10 per share.

On November 12, 2014, we issued 780 shares of restricted common stock to a consultant in payment for investor relations services valued at $8,000 based on the value of the services provided.

On November 18, 2014, we issued an aggregate of 112,500 shares of restricted common stock to two investors upon the conversion of an aggregate of $236,250 of unpaid principal and accrued interest under a promissory note previously issued by us. The conversion price was $2.10 per share.

On November 19, 2014 we issued 285 shares of restricted common stock to an investor upon the cashless exercise of warrants previously issued by us with an exercise price of $5.50 per share.

On November 25, 2014, we issued an aggregate of 214,286 shares of restricted common stock to two accredited investors upon the conversion of an aggregate of $450,000 of unpaid principal and accrued interest due under promissory notes previously issued by us with a conversion price of $2.10 per share.

On November 26, 2014, we authorized the issuance of an aggregate of 88,165 shares of restricted common stock to 38 accredited investors upon the cashless exercise of warrants previously issued to the investors by us with an exercise price of $11.00 per share.

On November 26, 2014, we authorized the issuance of 9,921 shares of restricted common stock to an accredited investor upon the cashless exercise of warrants previously issued by us with an exercise price of $5.50 per share.

On December 2, 2014, we sold $3,300,000 of units, comprised of common stock and warrants, to three affiliated institutional investors at a price of $15.00 per unit. Each unit consisted of one share of common stock and five-year warrants to purchase 1.2 shares of common stock at an exercise price of $15.00 per share. Accordingly, we issued a total of 220,000 shares of restricted common stock and warrants to purchase 264,000 shares of common stock. For its services as sole placement agent for the financing, we paid Roth Capital Partners, LLC a cash fee of $231,000 and expense reimbursement of $25,000 and we issued it a five-year warrant to purchase 11,000 shares of common stock at an exercise price of $15.00 per share.

On December 5, 2014, we issued an aggregate of 3,500 shares of restricted common stock to two affiliated accredited investors upon the cashless exercise of warrants previously issued by us with an exercise price of $2.10 per share.

On January 2, 2015, we issued 47,619 shares of common stock to an accredited investor upon the conversion of $100,000 of unpaid principal due under a promissory note we previously issued to the investor. The conversion price per share was $2.10.

On January 14, 2015, we authorized the issuance of 3,574 shares of common stock to an accredited investor upon the cashless exercise of warrants previously issued by us with an exercise price of $5.50 per share.

On March 16, 2015, we issued 37,265 shares of common stock to an accredited investor upon the conversion of an aggregate of $78,257 of unpaid principal and accrued interest due under a promissory note we previously issued to the investor. The conversion price per share was $2.10.

On March 30, 2015, we issued 13,803 shares of common stock to an accredited investor upon the conversion of an aggregate of $28,988 of unpaid principal and accrued interest due under a promissory note we previously issued to the investor. The conversion price per share was $2.10.

Aethlon Medical, Inc. Equity Transactions Subsequent to the Fiscal Year Ended March 31, 2015.

On June 25, 2015, we sold $6,000,000 of units, comprised of common stock and warrants, to 18 accredited investors at a price of $6.30 per unit. Each unit consisted of one share of common stock and .75 of a five-year warrant to purchase one share of common stock at an exercise price of $6.30 per share. Accordingly, we issued a total of 952,383 shares of restricted common stock and warrants to purchase 714,286 shares of common stock. For its services as sole placement agent for the financing, we paid Roth Capital Partners, LLC a cash fee of $285,512 and expense reimbursement of $75,000 and we issued it a five-year warrant to purchase 32,371 shares of common stock at an exercise price of $6.30 per share.

EQUITY COMPENSATION PLANS

SUMMARY EQUITY COMPENSATION PLAN DATA

Equity Compensation Plans

Summary equity compensation plan data

The following table sets forth information, as of March 31, 2015, about our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	–	$–	9,800

Equity compensation plans not approved by security holders (1)(3)(4)	501,690	$11.00	28,845

Totals	501,690	$11.00	38,645

(1) The description of the material terms of non-plan issuances of equity instruments is discussed in Note 6 to the accompanying consolidated financial statements.

(2) Net of equity instruments forfeited, exercised or expired.

(3) On June 8, 2009, our Board of Directors approved the grant to Mr. James A. Joyce, our Chief Executive Officer, of 80,000 shares of restricted common stock. The market price of our stock on the grant date was $12.00 per share and the shares vested in equal installments over a thirty-six-month period that commenced on June 30, 2010.

(4) On March 31, 2015 we had 28,845 shares available under our 2010 Stock Incentive Plan.

2000 Stock Option Plan

Our 2000 Stock Option Plan provides for the grant of incentive stock options to our full-time employees (who may also be directors) and nonstatutory stock options to non-employee directors, consultants, customers, vendors or providers of significant services. The exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant or, in the case of an optionee who owns more than 10% of the total combined voting power of all classes of our outstanding stock, not be less than 110% of the fair market value on the date of grant. The exercise price, in the case of any nonstatutory stock option, must not be less than 75% of the fair market value of the common stock on the date of grant. The amount reserved under the 2000 Stock Option Plan is 10,000 options.

At March 31, 2015, all of the grants previously made under the 2000 Stock Option Plan had expired and 200 restricted shares had been issued under the plan, with 9,800 available for future issuance.

2003 Consultant Stock Plan

Our 2003 Consultant Stock Plan advances our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. Consultants or advisors are eligible to receive grants under the plan only if they are natural persons providing bona fide consulting services to us, with the exception of any services they may render in connection with the offer and sale of our securities in a capital-raising transaction, or which may directly or indirectly promote or maintain a market for our securities. The plan provides for the grant of common stock. No awards may be issued after the ten-year anniversary of the date we adopted the plan, the termination date for the plan. We have periodically amended the plan to increase the number of shares available for issuance under the plan with the approval of our Board of Directors.

We filed registration statements on Form S-8 with the Securities and Exchange Commission to register under the Securities Act the common shares issuable under this plan as follows:

Date of Filing	Number of Shares Registered
March 29, 2004	20,000
August 29, 2005	40,000
August 9, 2007	40,000
July 10, 2009	20,000
February 17, 2010	30,000

We discontinued using this plan in October 2012.

2010 Stock Incentive Plan

In August 2010, we adopted the 2010 Stock Incentive Plan, which provides incentives to attract, retain and motivate employees and directors whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through awards of options, the right to purchase common stock, stock bonuses and stock appreciation rights and other awards. A total of 70,000 common shares were initially reserved for issuance under the 2010 Stock Incentive Plan.

In August 2010, we filed a registration statement on Form S-8 for the purpose of registering 70,000 common shares issuable under this plan under the Securities Act, and in July 2012, we filed a registration statement on Form S-8 for the purpose of registering 100,000 common shares issuable under this plan under the Securities Act.

At March 31, 2015, we had 28,845 shares available under this plan.

2012 Directors Compensation Program

In July 2012, our Board of Directors approved a board compensation program that modifies and supersedes the 2005 Directors Compensation Program, which was previously in effect. Under the 2012 program, in which only non-employee directors may participate, an eligible director will receive a grant of $35,000 worth of ten-year options to acquire shares of common stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the common stock for the five trading days preceding the first day of the fiscal year. In addition, under this program, eligible directors will receive cash compensation equal to $500 for each committee meeting attended and $1,000 for each formal board meeting attended.

In the fiscal year ended March 31, 2013, our Board of Directors granted ten-year options to acquire an aggregate of 33,342 shares of our common stock, all with an exercise price of $3.80 per share, to our four outside directors under the 2012 program.

In the fiscal year ended March 31, 2014, our Board of Directors granted ten-year options to acquire an aggregate of 31,911 shares of our common stock, all with an exercise price of $4.10 per share, to our five outside directors under the 2012 program.

In the fiscal year ended March 31, 2015, our Board of Directors granted ten-year options to acquire an aggregate of 11,053 shares of our common stock, all with an exercise price of $9.50 per share, to our three outside directors under the 2012 program.

At March 31, 2015 we had issued 26,757 options under the old 2005 program to outside directors and 79,309 options to employee-directors, 21,756 outside directors’ options had been forfeited, 5,000 outside directors’ options had been exercised, 79,309 employee-directors’ options had been forfeited and no options under the old 2005 program remained outstanding.

On June 6, 2014, our Board of Directors approved certain changes to the 2012 program. Under this modified program, a new eligible director will receive an initial grant of $50,000 worth of options to acquire shares of common stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the common stock for the five trading days preceding the first day of the fiscal year. These options will have a term of ten years and will vest 1/3 upon grant and 1/3 upon each of the first two anniversaries of the date of grant. In addition, at the beginning of each fiscal year, each existing director eligible to participate in the modified 2012 program also will receive a grant of $35,000 worth of options valued at the exercise price based on the average of the closing bid prices of the common stock for the five trading days preceding the first day of the fiscal year. Such options will vest on the first anniversary of the date of grant. In lieu of per meeting fees, eligible directors will receive an annual board retainer fee of $30,000. The modified 2012 program also provides for the following annual retainer fees: Audit Committee Chair - $5,000, Compensation Committee chair - $5,000, Audit Committee member - $4,000, Compensation Committee member - $4,000 and lead independent director - $15,000.

Stand-alone grants

From time to time our Board of Directors grants restricted stock or common share purchase options or warrants to selected directors, officers, employees and consultants as equity compensation to such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

On June 8, 2009, our Board of Directors approved the grant to Mr. Joyce of 80,000 shares of restricted common stock at a price per share of $12.00, the vesting and issuance of which occurred in equal installments over a thirty-six-month period that commenced on June 30, 2010.

As of March 31, 2015, we had issued 499,763 options (of which 146,810 have been exercised or cancelled) and authorized the issuance of 80,000 shares of restricted stock outside of the 2005 Directors Compensation Plan, the 2012 Directors Compensation Plan, the 2000 Stock Option Plan, the 2003 Consultant Stock Plan and the 2010 Incentive Stock Plan.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company, we are not required to furnish information under this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

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

In June 2013, the U.S. Food and Drug Administration, or FDA, approved our investigational device exemption application to initiate a ten-patient human clinical trial in one location in the U.S. to treat dialysis patients who are infected with the Hepatitis C virus. The principal investigator of that clinical trial recently began recruiting patients. Successful outcomes of that human trial as well as at least one follow-on human trial will be required by the FDA in order to commercialize our products in the U.S. The regulatory agencies of certain foreign countries where we intend to sell this device will also require one or more human clinical trials.

Some of our patents may expire before we receive FDA approval to market our products in the U.S. or we receive approval to market our products in a foreign country. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier treatment technology.

Through our majority-owned subsidiary, Exosome Sciences, Inc., or Exosome, we are also studying potential diagnostic techniques for identifying and monitoring neurological conditions and cancer. We consolidate Exosome’s activities in our consolidated financial statements.

Fiscal Years Ended March 31, 2015 and 2014

Results of Operations

Revenues

We recorded government contract revenue in the fiscal years ended March 31, 2015 and 2014.  This revenue arose from work performed under our government contract with the Defense Advanced Research Projects Agency, or DARPA, and our subcontract with Battelle Memorial Institute, or Battelle, as follows:

	Fiscal Year Ended 3/31/15	Fiscal year Ended 3/31/14	Change in Dollars
DARPA contract	$630,887	$1,466,482	$(835,595)
Battelle subcontract	131,530	157,287	(25,757)
Total government contract revenue	$762,417	$1,623,769	$(861,352)

DARPA Contract

We entered into a contract with DARPA on September 30, 2011. Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers. The award from DARPA was a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract. Under the terms of the contract, we will perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.

Originally, only the base year (year one of the contract) was effective for the parties; however, DARPA subsequently exercised the option on the second, third and fourth years of the contract. DARPA has the option to enter into the contract for year five. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract. We cannot assure you that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term. We commenced work under the contract in October 2011.

In February 2014, DARPA reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction will reduce the possible payments under the contract by $858,469 over years three through five.

In the fiscal year ended March 31, 2015, we reported $630,887 in contract revenue for that fiscal year and in the fiscal year ended March 31, 2014, we reported $1,466,482 in contract revenue for that fiscal year.

As of March 31, 2015, we had invoiced DARPA for contract payments totaling $4,685,562 over the course of the contract.

Battelle Subcontract

We entered into a subcontract agreement with Battelle in March 2013. Battelle was chosen by DARPA to be the prime contractor on the systems integration portion of the original DARPA contract, and we are one of several subcontractors on that systems integration project. The Battelle subcontract is under a time and materials basis and we began generating revenues under the subcontract in the three months ended September 30, 2013. Our expected future revenue from the subcontract will be at the discretion of Battelle. The Battelle subcontract is our first cost-reimbursable contract.

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

Operating Expenses

Consolidated operating expenses were $4,755,270 for the fiscal year ended March 31, 2015 compared to $4,679,697 in the fiscal year ended March 31, 2014, an increase of $75,573. The net increase of $75,573 was due to increases in professional fees of $50,799 and in payroll and related expenses of $48,765, which were partially offset by a decrease in general and administrative expense of $23,991.

The $50,799 increase in our professional fees primarily arose from $303,170 in expenses related to our U.S. clinical trial and a $103,888 increase in professional fees of Exosome due to the commencement of its operations. Those increases were largely offset by a decrease in DARPA-related professional fees of $292,106 due to decreased use of consultants and a decrease in non-DARPA-related professional fees of $64,153.

The $48,765 increase in payroll and related expenses was principally driven by a $305,167 increase in the payroll and related expenses of Exosome due to the commencement of its operations. That increase was partially offset by a $191,465 reduction in our stock-based compensation and a $64,937 decrease in payroll and related expenses of Aethlon Medical due to headcount reductions.

The $23,991 decrease in general and administrative expenses primarily arose from a $157,782 decrease in general and administrative expenses related to our government contracts, which was partially offset by a $98,574 increase in general and administrative expenses at Exosome due to the commencement of its operations. We also had a $35,217 increase in our other, non-DARPA-related general and administrative expenses.

Other Expense

In the fiscal year ended March 31, 2015, we recognized other expenses of $2,986,641 compared to $10,383,034 of other expense in the fiscal year ended March 31, 2014. The following table breaks out the various components of our other expense over the fiscal years ended March 31, 2015 and 2014:

	Components of Other Expense in Fiscal Year Ended
	March 31, 2015	March 31, 2014	Change

Loss on debt conversion	$2,753,989	$40,256	$2,713,732

Change in fair value of derivative liability	–	8,547,015	(8,547,015)

Interest and other debt expenses	452,276	1,287,221	(834,945)

Loss on litigation settlement	–	583,601	(583,601)

Other (income)	(219,624)	(75,059)	(144,564)

Total other expense	$2,986,641	$10,383,034	$(7,396,393)

We recorded a loss on debt conversions of $2,753,989 and $40,257 in the fiscal years ended March 31, 2015 and 2014, respectively. In the both fiscal years, those losses arose from the conversion to equity of principal and accrued interest on certain notes payable.

For the fiscal year ended March 31, 2014, we recorded a change in the estimated fair value of derivative liability as a loss of $8,547,015. For the fiscal year ended March 31, 2015, we did not record any change in the estimated fair value of derivative liability as it was extinguished during that fiscal year.

We also recorded litigation settlement expense of $583,601 in the fiscal year ended March 31, 2014 with no comparable expense in the fiscal year ended March 31, 2015.

Other income for the fiscal year ended March 31, 2015 included a gain of $362,800 related to a reduction in our accrued damages due to various debt settlements over the fiscal year and a charge of $143,176 for the change in fair value related to the extension of the warrants of a note holder in exchange for a postponement in the agreed payment date of his notes. For the fiscal year ended March 31, 2014, other income included a gain of $75,000 related to the extinguishment of accrued damages as a result of the litigation settlement in that fiscal year.

Our interest and other debt expense decreased by $834,945 from the fiscal year ended March 31, 2014 to the fiscal year ended March 31, 2015. The following table breaks out the various components of our interest expense over the fiscal years ended March 31, 2015 and 2014:

	Components of Interest Expense and Other Debt Expenses in Fiscal Year Ended
	March 31, 2015	March 31, 2014	Change

Interest expense	$166,899	$425,725	$(258,826)

Amortization of deferred financing costs	118,147	863	117,284

Amortization of note discounts	155,230	4,284	150,946

Note restructuring expense	12,000	856,349	(844,349)

Total interest and other debt expenses	$452,276	$1,287,221	$(834,945)

As a result of the above factors, our net loss before noncontrolling interests decreased from $13,438,962 for the fiscal year ended March 31, 2014 to $6,979,494 for the fiscal year ended March 31, 2015.

Liquidity and Capital Resources

At March 31, 2015, we had a cash balance of $855,596 and working capital of $630,420. This compares to a cash balance of $1,250,279 and a working capital deficit of $14,169,471 at March 31, 2014. Between April 1, 2015 and June 22, 2015, we billed $192,508 and collected $384,882 under our government contracts. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow the Company to continue to operate as a going concern. In addition, we will need to raise capital to complete the recently approved human clinical trial in the U.S.

In June 2015, we raised $5,591,988 in net proceeds from a financing, which, coupled with previously existing funds on hand and expected revenues from our government contracts, should finance our operations for the fiscal year ending March 31, 2016 including the cost of our current clinical trials.

However, we will require significant additional financing to complete additional future clinical trials in the U.S., as well as fund all of our continued research and development activities for the Hemopurifier and products on our Aethlon ADAPT platform beyond the fiscal year ending March 31, 2016.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the year ended
	March 31, 2015	March 31, 2014
Cash (used in) provided by:
Operating activities	$(5,049)	$(2,139)
Investing activities	–	(96)
Financing activities	4,655	3,360
Net increase (decrease) in cash	$(394)	$1,125

Net Cash from Operating Activities.

We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $5,049,000 in fiscal 2015 compared to net cash used in operating activities of approximately $2,139,000 in fiscal 2014, an increase of approximately $2,910,000. The $2,910,000 increase was primarily due to the use of approximately $1,802,000 to pay down accounts payable, related party payables and other current liabilities and an increase in our net cash used in operating activities of approximately $1,108,000 primarily due to the commencement of Exosome’s operations.

Net Cash from Investing Activities.

During the fiscal year ended March 31, 2015, we did not use any cash for purchases of equipment while in the fiscal year ended March 31, 2014 we used approximately $96,000 in cash for purchases of equipment.

Net Cash from Financing Activities.

Net cash generated from financing activities increased from approximately $3,360,000 in the fiscal year ended March 31, 2014 to approximately $4,655,000 in the fiscal year ended March 31, 2015. Included in net cash provided by financing activities in fiscal 2015 were approximately $4,763,000 from the issuance of common stock and $415,000 from the issuance of notes payable, which was partially offset by approximately $523,000 in repayments of notes payable in cash. Included in net cash provided by financing activities in fiscal 2014 were approximately $3,177,000 from the issuance of common stock and $400,000 from the issuance of notes payable, which was partially offset by approximately $217,000 in repayments of notes payable in cash.

At the date of this filing, we plan to invest significantly into purchases of our raw materials and into our contract manufacturing arrangement.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions. We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting estimates relate to revenue recognition, stock purchase warrants issued with notes payable, beneficial conversion feature of convertible notes payable, impairment of intangible assets and long lived assets, stock compensation, deferred tax asset valuation allowance, and contingencies.

Fair Value Measurements

We measure the fair value of applicable financial and non-financial instruments based on the following fair value hierarchy:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3: Unobservable inputs that are not corroborated by market data.

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of derivative liabilities was determined based on unobservable inputs that are not corroborated by market data, which is a Level 3 classification. We recorded derivative liabilities on our balance sheet at fair value with changes in fair value recorded in our consolidated statements of operations. At March 31, 2015, we had no derivative liabilities.

Revenue Recognition

With respect to revenue recognition, we entered into a government contract with DARPA and have recognized revenue during the fiscal years ended March 31, 2015 and 2014 of $630,887 and $1,466,482, respectively, under such contract. We adopted the Milestone method of revenue recognition for the DARPA contract under ASC 605-28 “Revenue Recognition – Milestone Method” and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method for the fiscal years ended March 31, 2015 and 2014.

We also recognize revenue under for a secondary smaller contract under a time and materials non-fixed price basis where we recognize revenue as the services are performed.

Stock Purchase Warrants

We grant warrants in connection with the issuance of certain notes payable and other financing transactions. When such warrants are classified as equity, we measure the relative estimated fair value of such warrants which represents a discount from the face amount of the notes payable. Such discounts are amortized to interest expense over the term of the notes. We analyze such warrants for classification as either equity or derivative liabilities and value them based on binomial lattice models.

Beneficial Conversion Feature of Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature” of which we measure the estimated fair value in circumstances in which the conversion feature is not required to be separated from the host instrument and accounted for separately, and record that value in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes.

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

Convertible Notes Payable and Warrants

NOVEMBER 2014 10% CONVERTIBLE NOTES

In November 2014, we entered into a Subscription Agreement with two accredited investors providing for the issuance and sale of (i) convertible promissory notes (the “November 2014 10% Convertible Notes”) in the aggregate principal amount of $527,780 and (ii) five year warrants to purchase up to 47,123 shares of Common Stock at a fixed exercise price of $8.40 per share. The November 2014 10% Convertible Notes bear interest at the annual rate of 10% and mature on April 1, 2016.

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

The estimated relative fair value of warrants issued in connection with the November 2014 10% Convertible Notes is recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. We recorded debt discount of $240,133 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than market price of the underlying common stock on the date of issuance, we recorded an additional debt discount of $287,647 related to the beneficial conversion feature. As of March 31, 2014, the $527,780 principal amount outstanding under this agreement is presented net of unamortized debt discount of $372,551.

The November 2014 10% Convertible Notes are convertible at the option of the holders into shares of our common stock at a fixed price of $5.60 per share, for up to an aggregate of 94,246 shares of Common Stock. There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

The pricing on both the conversion price and on the warrant exercise price reflected a negotiation that began in September 2014 and continued through funding in November 2014. During that period of time the price of our common stock rose significantly, which complicated the pricing negotiations. We ended up with pricing the notes and warrants at levels consistent with our prior equity unit issuances in October 2014.

AMENDED AND RESTATED SERIES A 12% CONVERTIBLE NOTES

In June 2010, we entered into Amended and Restated Series A 12% Convertible Promissory Notes (the "Amended and Restated Notes") with the holders of certain promissory notes previously issued by us, extending the due date to December 31, 2010 on the aggregate principal balance of $900,000. During the fiscal year ended March 31, 2013, the holders of $15,000 of the Notes converted their principal and related accrued interest into common stock. During the fiscal year ended March 31, 2015, the holders of the remaining $885,000 of the Notes converted their principal and related accrued interest into common stock. There was no balance remaining at March 31, 2015.

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

Under its agreement, the Trust converted the entire $1,003,200 past due principal and interest balance on the Note, which previously was in default, into an aggregate of 466,365 restricted shares of our common stock and five-year warrants to acquire up to 136,190 shares of our common stock at an exercise price of $2.10 per share (which exercise price was the result of certain contractual price adjustments previously made during 2011) and up to 7,944 shares of our common stock at an exercise price of $5.40 per share (collectively, the “Conversion Securities”). Based on the fair value of the warrants and shares issued to the Trust for the accrued interest, we recorded a loss on settlement of notes of $1,791,421.

In exchange for the Trust’s conversion in full of the Note and accrued interest and for the waivers of anti-dilution price protection in the previously issued warrants, in addition to the Conversion Securities, we issued to the Trust 1,500 restricted shares of common stock as a service fee, changed the exercise price of all of the previously issued warrants to $2.10 per share and extended the expiration date of all of the previously issued warrants to July 1, 2018. We valued the 1,500 share service fee at $12,000 based on our closing price on the date of the agreement and recorded that value as interest expense during the June 2014 period.

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

Under the Agreement, the Estate converted the entire $116,970 past due interest balance on the Note, which previously was in default, into an aggregate of 51,837 restricted shares of our common stock. The Estate received five-year warrants to acquire up to 46,429 shares of our common stock at an exercise price of $2.10 per share (which exercise price was the result of certain contractual price adjustments previously made during 2011). Based on our common stock prices during a period of negotiation with the Estate including during calendar year 2013, the Estate also received five- year warrants to acquire up to 2,708 shares of our common stock at an exercise price of $5.40 (collectively known as the “Conversion Securities”). Based on the fair value of the warrants and shares issued to the Estate for the accrued interest, we recorded a loss on settlement of notes of $663,209.

In exchange for the Estate’s extension of the Note, conversion of accrued interest and for the waivers of anti-dilution price protection in the previously issued warrants, in addition to the Conversion Securities, we also issued to the Estate 500 restricted shares of common stock as an extension fee and extended the expiration date of all of the previously issued warrants to July 1, 2018. We valued the 500 share extension fee at $4,500 based on our closing price and recorded that value as a deferred financing cost, which we will amortize over the extended two year life of the note.

Bird Estate Conversion

In November 18, 2014, we issued an aggregate of 112,500 shares of common stock to the Estate upon the conversion of an aggregate of $236,250 representing all $225,000 of unpaid principal and $11,250 of unpaid accrued interest due under the Note. The conversion price per share was $2.10.

2008 10% CONVERTIBLE NOTES

In September 2014, we issued to the holder of the remaining 2008 10% Convertible Note units consisting of an aggregate of 9,564 shares of restricted common stock and unit warrants to acquire up to an aggregate of 4,782 shares of common stock at an exercise price of $4.80 per share. The units were issued to the Note holder upon the conversion of an aggregate of $45,906 of unpaid principal and accrued interest due under the Note, which represented the entire amount outstanding under the Note and the Note was retired. We recorded a loss on debt conversion of $65,493 on this transaction.

OCTOBER & NOVEMBER 2009 10% CONVERTIBLE NOTES

In October and November 2009, we raised $430,000 from the sale to accredited investors of 10% convertible notes ("October & November 2009 10% Convertible Notes"). The October & November 2009 10% Convertible Notes matured at various dates between April 2011 and May 2011 and are convertible into our common stock at a fixed conversion price of $12.50 per share. The investors also received matching three year warrants to purchase unregistered shares of our common stock at an exercise price of $12.50 per share. We measured the fair value of the warrants and the beneficial conversion feature of the Notes and recorded a 100% discount against the principal of the notes. Such discount was fully amortized at March 31, 2014.

In July 2012, we issued 9,228 shares of common stock and 4,614 warrants to purchase common stock to the holder of a $25,000 note in this grouping in exchange for the conversion of such note and related accrued interest of $8,000 (for a total of $33,000). The warrants are exercisable at $5.35 per share. We recorded a loss on conversion of $45,796.

The following table shows the conversions into principal of the October and November 2009 10% Convertible Notes by fiscal year:

Activity in October & November 2009 10% Convertible Notes
Initial principal balance	$450,250
Conversions during the fiscal year ended March 31, 2010	(70,000)
Conversions during the fiscal year ended March 31, 2011	(175,000)
Conversions during the fiscal year ended March 31, 2012	(130,250)
Conversions during the fiscal year ended March 31, 2013	(25,000)
Conversions during the fiscal year ended March 31, 2014	–
Conversions into equity unit structure during the fiscal year ended March 31, 2015	(50,000)
Balance as of March 31, 2015	$–

As noted in the above table, the balance of the September 2011 Convertible Notes was converted into equity during the fiscal year ended March 31, 2015 and there is no remaining balance.

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

In October 2014, we issued to the holder of the remaining October & November 2009 10% Convertible Note and the April 2010 10% Convertible Note units consisting of an aggregate of 36,716 shares of common stock and unit warrants to acquire up to an aggregate of 18,358 shares of common stock at an exercise price of $7.70 per share. The units were issued to the note holder upon the conversion of an aggregate of $189,087 of unpaid principal and accrued interest due under two promissory notes (the remaining October & November 2009 10% Convertible Note and the April 2010 10% Convertible Note). The amounts converted represented the entire principal and interest outstanding under the notes and the notes held by that holder were retired. We recorded a loss on debt conversion of $92,811 during the fiscal year ended March 31, 2015 related to the conversion of the remaining October & November 2009 10% Convertible Note.

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

In October 2014, we issued to the holder of the remaining October & November 2009 10% Convertible Note and the April 2010 10% Convertible Note units consisting of an aggregate of 36,716 shares of common stock and unit warrants to acquire up to an aggregate of 18,358 shares of common stock at an exercise price of $7.70 per share. The units were issued to the note holder upon the conversion of an aggregate of $189,087 of unpaid principal and accrued interest due under two promissory notes (the remaining October & November 2009 10% Convertible Note and the April 2010 10% Convertible Note). The amounts converted represented the entire principal and interest outstanding under the notes and the notes held by that holder were retired. We recorded a loss on debt conversion of $130,128 during the fiscal year ended March 31, 2015 related to the conversion of the April 2010 10% Convertible Note.

SEPTEMBER 2010 12% CONVERTIBLE NOTES

On September 3, 2010, we entered into a Subscription Agreement with three accredited investors (the “Purchasers”) providing for the issuance and sale of convertible promissory notes and corresponding warrants in the aggregate principal amount of $1,430,000. The initial closing under the Subscription Agreement resulted in the issuance and sale of (i) convertible promissory notes in the aggregate principal amount of $743,600, (ii) five-year warrants to purchase an aggregate of 74,360 shares of our common stock at an exercise price of $15.56 per share, and (iii) five-year warrants to purchase an aggregate of 74,360 shares of our common stock at an exercise price of $21.79 per share. The convertible promissory notes bear interest compounded monthly at the annual rate of ten percent (10%) and mature on April 1, 2016 (see below). The aggregate gross cash proceeds were $650,000, the balance of the principal amount representing a due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of our common stock at a price per share equal to eighty percent (80%) of the average of the three lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market on which the common stock trades or is quoted for the ten (10) trading days preceding the proposed conversion date. Subject to adjustment as described in the notes, the conversion price may not be more than $15.00 nor less than $10.00. There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

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

During the period from October 2011 to February 2014, the Investors had converted, at conversion prices between $2.73 and $3.50 per share, portions of principal and interest outstanding under the Notes and certain other convertible promissory notes previously issued to them by us. Certain antidilution provisions applicable to such notes should have resulted in such conversions being effected at a conversion price of $2.10 per share. Accordingly, pursuant to the Amendments, we issued to the investors an aggregate of 90,142 shares of the Company’s Common Stock, which represents the additional shares of Common Stock that would have been issued to the Investors had such conversions been effected at $2.10 per share.

The Amendments also set the conversion price of the Notes, as well as the exercise price at which shares of our common stock can be purchased under the Warrants, at $2.10 per share. By virtue of the Amendments, the expiration dates of the Warrants also were extended from dates between September 3, 2015 and September 23, 2016 to January 1, 2017.

The following table shows the activity in the September 2010 12% Convertible Notes by fiscal year:

Activity in the September 2010 10% Convertible Notes
Initial principal balance	$743,600
Conversions during the fiscal year ended March 31, 2012	(405,500)
Conversions during the fiscal year ended March 31, 2013	(30,000)
Conversions during the fiscal year ended March 31, 2014	(25,000)
Increase in principal balance due to 12% extension fee	33,972
Conversions during the fiscal year ended March 31, 2015	(317,072)
Balance as of March 31, 2015	$–

As noted in the above table, the balance of the September 2011 Convertible Notes was converted into equity during the fiscal year ended March 31, 2015 and there is no remaining balance.

JULY & AUGUST 2011 10% CONVERTIBLE NOTES

During the three months ended September 30, 2011, we raised $357,656 in five separate 10% convertible notes. Those notes had a fixed conversion price of $4.50 per share and carried an interest rate of 10%. The convertible notes matured in July and August 2012. We also issued those investors five year warrants to purchase 79,479 shares of common stock at $6.25 per share.

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a $257,926 discount against the principal of the notes. We amortized this discount using the effective interest method over the term of the note.

Effective March 31, 2014, the holders of three of the five notes totaling $100,000 converted all of their principal and accrued interest into 28,774 shares of our common stock at the contractual conversion price of $4.50 per share.

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

APRIL 2011 12% CONVERTIBLE NOTES

In April 2011, we entered into a Subscription Agreement with two accredited investors (the “Purchasers”) providing for the issuance and sale of convertible promissory notes and corresponding warrants in the aggregate principal amount of $385,000. The closing under the Subscription Agreement resulted in the issuance and sale by us of (i) convertible promissory notes in the aggregate principal amount of $385,000, (ii) five-year warrants to purchase an aggregate of 80,080 shares of our common stock at an exercise price of $6.25 per share, and (iii) five-year warrants to purchase an aggregate of 80,080 shares of our common stock at an exercise price of $8.75 per share. The convertible promissory notes bear interest compounded monthly at the annual rate of 10% and mature on April 1, 2016 (see below). The aggregate gross cash proceeds to us were $350,000, the balance of the principal amount representing a due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of our common stock at a price per share equal to eighty percent (80%) of the average of the three lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market on which the common stock trades or is quoted for the ten (10) trading days preceding the proposed conversion date. Subject to adjustment as described in the notes, the conversion price may not be more than $10.00 nor less than $5.00. There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

In addition, we issued (i) five-year warrants to purchase an aggregate of 16,250 shares of our common stock at an exercise price of $6.25 per share, and (ii) five-year warrants to purchase an aggregate of 16,250 shares of our common stock at an exercise price of $8.75 per share to the Purchasers. These warrants were issued as an antidilution adjustment under certain common stock purchase warrants held by the Purchasers that were acquired from us in September 2010.

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

During the period from October 2011 to February 2014, the Investors had converted, at conversion prices between $2.73 and $3.50 per share, portions of principal and interest outstanding under the Notes and certain other convertible promissory notes previously issued to them by us. Certain antidilution provisions applicable to such notes should have resulted in such conversions being effected at a conversion price of $2.10 per share. Accordingly, pursuant to the Amendments, we issued to the investors an aggregate of 90,142 shares of the Company’s Common Stock, which represents the additional shares of Common Stock that would have been issued to the Investors had such conversions been effected at $2.10 per share.

The Amendments also set the conversion price of the Notes, as well as the exercise price at which shares of our common stock can be purchased under the Warrants, at $2.10 per share. By virtue of the Amendments, the expiration dates of the Warrants also were extended from dates between September 3, 2015 and September 23, 2016 to January 1, 2017.

The following table shows the conversions into principal of the April 2011 12% Convertible Notes by fiscal year:

Activity in the April 2011 12% Convertible Notes
Initial principal balance	$400,400
Increase in principal balance due to extension fee	48,048
Conversions during the fiscal year ended March 31, 2015	(448,448)
Balance as of March 31, 2015	$–

As noted in the above table, the balance of the April 2011 Convertible Notes was converted into equity during the fiscal year ended March 31, 2015 and there is no remaining balance.

SEPTEMBER 2011 CONVERTIBLE NOTES

In September 2011, we issued $253,760 of convertible notes, convertible at $3.50 per share. Such notes originally matured in September 2012.

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

Prior to the Amendments, the Notes were past maturity and were in default, resulting in the accrual of interest at the applicable default interest rate. The Amendments extended the maturity date of each of the Notes to April 1, 2016, which permits us to classify them as long-term liabilities. As a result of the Amendments, the Notes are no longer in default and the non-default interest rate for all of the Notes was set at 12% per annum, which represents a reduction from the default interest rates of 15% at which interest had been accruing. By entering into the Amendments, we also agreed to increase the currently outstanding principal amount of the Notes by 12%, which in the case of the September 2011 Notes, they increased from $9,760 to $10,931

During the period from October 2011 to February 2014, the Investors had converted, at conversion prices between $2.73 and $3.50 per share, portions of principal and interest outstanding under the Notes and certain other convertible promissory notes previously issued to them by us. Certain antidilution provisions applicable to such notes should have resulted in such conversions being effected at a conversion price of $2.10 per share. Accordingly, pursuant to the Amendments, we issued to the investors an aggregate of 90,142 shares of the Company’s Common Stock, which represents the additional shares of Common Stock that would have been issued to the Investors had such conversions been effected at $2.10 per share.

The Amendments also set the conversion price of the Notes, as well as the exercise price at which shares of our common stock can be purchased under the Warrants, at $2.10 per share. By virtue of the Amendments, the expiration dates of the Warrants also were extended to January 1, 2017.

The following table shows the conversions into principal of the September 2011 Convertible Notes by fiscal year:

Activity in the September 2011 Convertible Notes
Initial principal balance	$253,760
Conversions during the fiscal year ended March 31, 2012	(15,000)
Conversions during the fiscal year ended March 31, 2013	(60,000)
Conversions during the fiscal year ended March 31, 2014	(169,000)
Increase in principal balance due to extension fee	1,171
Conversions during the fiscal year ended March 31, 2015	(10,931)
Balance as of March 31, 2015	$–

As noted in the above table, the balance of the September 2011 Convertible Notes was converted into equity during the fiscal year ended March 31, 2015 and there is no remaining balance.

LAW FIRM NOTE

On March 22, 2012, we entered into a Promissory Note with our corporate law firm for the amount of $75,000, which represented the majority of the amount we owed to that firm at that time. The Promissory Note originally had a maturity date of December 31, 2012 and bore interest at 5% per annum. The note was convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $4.00 per share. The holder subsequently agreed to extend the Maturity Date of the Note first to October 1, 2013, then to September 30, 2013, and then the expiration date of this note was again extended to October 1, 2014.

In November 2014, we paid off in full the Law Firm Note with a cash payment of $50,000 and an issuance of 3,400 common shares.

Securities Issued for Services

We have issued securities in payment of services to reduce our obligations and to avoid using our cash resources. In the fiscal year ended March 31, 2015 we issued 27,654 common shares for services of which 8,587 were restricted and were for investor relations services and corporate communications services. Included in the 27,654 common shares issued for services are 19,068 shares, registered under Form S-8 registration statements, which were issued as follows: 693 for financial consulting, 6,425 for scientific consulting and 11,950 for legal services. The average price (premium) discount of common shares issued for these services, weighted by the number of shares issued for services in this period, was approximately (6.6)%.

Securities Issued for Debt

We have also issued securities for debt to reduce our obligations to avoid using our cash resources. In the fiscal year ended March 31, 2015 we issued 948,728 restricted common shares for repayment in full of notes, including accrued interest, in the aggregate amount of $2,273,032. The average price discount of the common stock issued for debt was approximately 75.6%.

Subsequent Events

Reverse Split

On April 14, 2015, we completed a 1-for-50 reverse stock split. Accordingly, authorized common stock was reduced from 500,000,000 shares to 10,000,000 shares, and each 50 shares of outstanding common stock held by stockholders were combined into one share of common stock. The accompanying consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2013. All share and per share amounts have been revised accordingly.

Government Contracts

Subsequent to March 31, 2015, we billed $186,164 under our DARPA contract and billed $6,344 under the Battelle subcontract and we collected $384,882 under both contracts.

Common Stock Issuances

Subsequent to March 31, 2015, we issued 951 shares of common stock as the result of rounding up of fractional shares that arose due to our reverse stock split.

June 2015 Financing

In June 2015, we sold $6,000,000 of units, comprised of common stock and warrants, at a price of $6.30 per unit. Each unit consisted of one share of common stock and .75 of a five-year warrant to purchase one share of common stock at an exercise price of $6.30 per share. Accordingly, we issued a total of 952,383 shares of restricted common stock and warrants to purchase 714,286 shares of common stock. We raised $5,591,988 in net proceeds from the financing, which coupled with previously existing funds on hand and expected revenues from our government contracts, should finance our operations for the fiscal year ending March 31, 2016 and the cost of our current clinical trials.

The June 2015 financing consumed substantially all of our available authorized shares. In order to complete that financing, two of our officers and one of our directors agreed to waive their rights to exercise certain stock options and warrants held by them representing the right to acquire 402,318 shares of common stock in the aggregate. Those waivers were required in order to make a sufficient number of shares of common stock available for completion of that financing. The waivers will expire when we amend our Articles of Incorporation to increase sufficiently the number of authorized shares of common stock available for issuance.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report.

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

Internal Control over Financial Reporting

(a) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of our Chief Executive Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal control over financial reporting was not effective as of March 31, 2015 due to control deficiencies that constituted material weaknesses.

Management in assessing its internal controls and procedures for fiscal 2015 identified a material weakness relating to a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design of controls over the area of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

Management has also identified a material weakness relating to a lack, due to our limited resources, of sufficient personnel in the accounting function with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles. Specifically, this material weakness led to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures.

We are in the process of developing and implementing remediation plans to address our material weaknesses.

Management has identified specific remedial actions to address the material weaknesses described above:

•	Improve the effectiveness of the accounting group by continuing to augment our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once we have achieved commercialization of our products and are generating more significant levels of revenue, or have raised significant additional working capital.

•	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate. We expect this to occur after we have achieved commercialization of our products and are generating revenue, or have raised significant additional working capital.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect these controls.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of the year ended March 31, 2015, we issued the following securities that were not registered under the Securities Act and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the recipients of the securities are "accredited investors" as defined in Rule 501(a) of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

On March 30, 2015, we issued 13,803 shares of restricted common stock to a note holder in exchange for the conversion of accrued interest on a convertible note payable in an aggregate amount of $28,988 at a conversion price of $2.10 per share based upon the conversion formula in the note.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2015, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with except as follows:

Mr. James A. Joyce, our Chief Executive Officer, did not timely file one report on Form 4 pertaining to one late reported transaction. The date of the transaction was June 6, 2014. The relevant report was filed on August 1, 2014.

Mr. Rodney S. Kenley, our President, did not timely file one report on Form 4 pertaining to one late reported transaction. The date of the transaction was June 6, 2014. The relevant report was filed on August 1, 2014.

Dr. Richard H. Tullis, our Chief Science Officer, did not timely file one report on Form 4 pertaining to one late reported transaction. The date of the transaction was June 6, 2014. The relevant report was filed on August 1, 2014.

Mr. Franklyn S. Barry, Jr., one of our directors, did not timely file one report on Form 4 pertaining to one late reported transaction. The date of the transaction was June 6, 2014. The relevant report was filed on August 1, 2014.

Mr. Edward G. Broenniman, one of our directors, did not timely file one report on Form 4 pertaining to one late reported transaction. The date of the transaction was June 6, 2014. The relevant report was filed on August 1, 2014.

Mr. James B. Frakes, our Chief Financial Officer, did not timely file one report on Form 4 pertaining to one late reported transaction. The date of the transaction was June 6, 2014. The relevant report was filed on August 1, 2014.

Dr. Chetan S. Shah, one of our directors, did not timely file two reports on Form 4 pertaining to two late reported transactions. The dates of the transactions were June 6, 2014 and July 24, 2014. The relevant reports were filed on August 1, 2014 and July 30, 2014, respectively.

DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and positions of our directors and executive officers as of June 23, 2015 are listed below:

NAMES	TITLE OR POSITION	AGE
James A. Joyce (1)	Chairman, Chief Executive Officer and Secretary	53

Richard H. Tullis, PhD (2)	Vice President and Chief Science Officer	70

Rodney S. Kenley (3)	President and Director	65

James B. Frakes (4)	Chief Financial Officer and Senior Vice President - Finance	58

Franklyn S. Barry, Jr.	Director	75

Edward G. Broenniman	Director	79

Chetan S. Shah, MD	Director	46

_______________

(1) Effective June 1, 2001, Mr. Joyce was appointed our President and Chief Executive Officer, replacing Mr. Barry, who continues as a member of the Board of Directors. Mr. Joyce resigned from the position of President upon the appointment of Mr. Kenley to such position on October 27, 2010.

(2) Effective June 1, 2001, Dr. Tullis was appointed as our Chief Science Officer. Dr. Tullis resigned from the Board of Directors effective June 5, 2015.

(3) Effective October 27, 2010, Mr. Kenley was appointed as our President.

(4) Effective September 27, 2010, Mr. Frakes was appointed as our Chief Financial Officer.

Certain additional information concerning the individuals named above is set forth below. This information is based on information furnished us by each individual noted.

James A. Joyce, Chairman, CEO and Secretary.

Mr. Joyce is the founder of Aethlon Medical, Inc. and has been the Chairman of the Board and Secretary since March 1999. On June 1, 2001, our Board of Directors appointed Mr. Joyce to the additional role of CEO. Mr. Joyce also serves as the Executive Chairman of Exosome Sciences, Inc. In 1992, Mr. Joyce founded and was the sole stockholder of James Joyce & Associates, an organization that provided management consulting and corporate finance advisory services to CEOs and CFOs of publicly traded companies. Previously, from 1989 to 1991, Mr. Joyce was Chairman and Chief Executive Officer of Mission Labs, Inc. Prior to that Mr. Joyce was a principal in charge of U.S. operations for London Zurich Securities, Inc. Mr. Joyce is a graduate of the University of Maryland. We believe that Mr. Joyce is qualified to serve as our director because of his role in founding our company and his prior experience, including his experience in the extracorporeal industry and in the financial markets.

Richard H. Tullis, Ph.D., Vice President, Chief Science Officer and Director

Dr. Tullis has been Vice President of our company since January 2000 and Chief Science Officer since June 2001. Dr. Tullis was a director of our company from January 2000 until June 2015. Dr. Tullis has extensive biotechnology management and research experience, and is the founder of Syngen Research, formerly a wholly owned subsidiary of Aethlon Medical, Inc. Previously, Dr. Tullis co-founded Molecular Biosystems, Inc., a former NYSE company. At Molecular Biosystems, Dr. Tullis was Director of Oligonucleotide Hybridization, Senior Research Scientist and Member of the Board of Directors. In research, Dr. Tullis developed and patented the first application of oligonucleotides to antisense antibiotics and developed new methods for the chemical synthesis of DNA via methoxy-hosphorochloridites. Dr. Tullis also co-developed the first applications of covalently coupled DNA-enzyme conjugates using synthetic oligonucleotides during his tenure at Molecular Biosystems. In 1985, Dr. Tullis founded, and served as President and CEO of Synthetic Genetics, Inc., a pioneer in custom DNA synthesis, which was sold to Molecular Biology Resources in 1991. Dr. Tullis also served as interim-CEO of Genetic Vectors, Inc., which completed its IPO under his management, and was co-founder of DNA Sciences, Inc., a company that was eventually acquired by Genetic Vectors. Dr. Tullis received his Ph.D. in Biochemistry and Cell Biology from the University of California at San Diego, and has done extensive post-doctoral work at UCSD, USC, and the University of Hawaii.

Rodney S. Kenley, President and Director

Mr. Kenley has been President and a Director since October 2010. He has 38 years of experience in healthcare, most of which have been spent in the extracorporeal blood purification arena. Mr. Kenley held several positions at Baxter Healthcare (Travenol) from 1977 through 1990 including International Marketing Manager, Business Unit Manager for Peritoneal and Hemodialysis products, Manager of New Business Development, Director of Worldwide Product Planning, Director of Advanced Product Development, and VP of Electronic Drug Infusion. Mr. Kenley founded Aksys Ltd. in January 1991 to develop and commercialize his concept of a daily home hemodialysis system which was commercially launched in 2002 as the PHD system. In 2004, Mr. Kenley initiated the development of a second-generation home hemodialysis system in partnership with DEKA Research & Development Corporation in Manchester, New Hampshire. In 2007, the assets of Aksys Ltd. were acquired by DEKA, where Mr. Kenley was employed prior to joining Aethlon Medical, Inc. Mr. Kenley received his Bachelor of Arts degree in Biology and Chemistry from Wabash College, a Master’s of Science degree in Molecular Biology from Northwestern University and a Masters of Management from the Kellogg School of Management, also at Northwestern University. We believe that Mr. Kenley is qualified to serve as our director as a result of his experience in developing extracorporeal blood purification products.

James B. Frakes, Chief Financial Officer and Senior Vice President – Finance

Mr. Frakes joined Aethlon Medical, Inc. in January 2008 and brought 16 consecutive years of financial responsibility for publicly traded companies, as well as specific knowledge and experience in equity and debt transactions, acquisitions, public reporting and Sarbanes-Oxley Section 404 internal control requirements. Mr. Frakes also serves as the Chief Financial Officer of Exosome Sciences, Inc. He previously served as the CFO for Left Behind Games Inc., a start-up video game company. Prior to 2006, he served as CFO of NTN Buzztime, Inc., an interactive entertainment company. Mr. Frakes received an MBA from the University of Southern California and completed his BA with Honors at Stanford University.

Franklyn S. Barry, Jr., Director

Mr. Barry was President and Chief Executive Officer of Hemex, Inc. from April 1997 through May 31, 2001 and our President and CEO from March 10, 1999 to May 31, 2001, when he returned to consulting until he retired in 2013. He became a director of Aethlon Medical, Inc. on March 10, 1999. From 1994 to April 1997, Mr. Barry was a private consultant. Included among his prior experiences are tenures as President of Fisher-Price and as co-founder and CEO of Software Distribution Services, which today operates as Ingram Micro-D, an international distributor of personal computer products. Mr. Barry serves on the Board of Directors of Merchants Mutual Insurance Company. We believe that Mr. Barry is qualified to serve as our director because of his extensive management experience.

Edward G. Broenniman, Director

Mr. Broenniman became a director of Aethlon Medical, Inc. in March 1999. He has been the Managing Director of The Piedmont Group, LLC, a venture advisory firm, since 1978. Mr. Broenniman recently served on the Board of Directors of publicly traded QuesTech (acquired by CACI International), and currently serves on the Boards of two privately held firms. His nonprofit Boards are the Dingman Center for Entrepreneurship's Board of Advisors at the University of Maryland, the National Association of Corporate Directors, National Capital Chapter and the Board of the Association for Corporate Growth, National Capital Chapter. We believe that Mr. Broenniman is qualified to serve as our director because of his extensive management experience.

Chetan S. Shah, MD, Director

Dr. Shah became a director of Aethlon Medical, Inc. in June 2013. Dr. Shah is a board certified Otolaryngologist. He is an Advisory Board Member at The Bank of Princeton, and a partner and Board member of the Surgery Center at Hamilton as well as Physician Management Systems and Princeton Eye & Ear, which he founded in 2009. Dr. Shah serves on the board of two other private companies. He holds teaching positions and serves on multiple hospital committees in the area and is on the Audiology and Speech Language Pathology Committee for the State of New Jersey. He also is a member of the Board of Medical Examiners for the State of New Jersey. Dr. Shah received his Bachelor’s degree and Medical Degree from Rutgers University and Robert Wood Johnson Medical School. We believe that Dr. Shah is qualified to serve as our director because of his medical background as both a board certified Otolaryngologist and a member of various medical boards and hospital committees in New Jersey.

Board of Directors

Our Board of Directors has the responsibility for establishing broad corporate policies and for overseeing our overall performance. Members of the Board of Directors are kept informed of our business activities through discussions with the CEO, President and other officers, by reviewing analyses and reports sent to them, and by participating in Board and committee meetings. Our bylaws provide that each of the directors serves for a term that extends to our next annual meeting of stockholders. Our Board of Directors presently has an Audit Committee and a Compensation Committee, on each of which Messrs. Barry and Broenniman and Dr. Shah serve. Mr. Barry is Chairman of the Audit Committee, and Dr. Shah is Chairman of the Compensation Committee.

In July 2012, our Board of Directors approved a board compensation program that modifies and supersedes the 2005 Directors Compensation Program, which was previously in effect. Under the 2012 program, in which only non-employee directors may participate, an eligible director will receive a grant of $35,000 worth of ten-year options to acquire shares of common stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the common stock for the five trading days preceding the first day of the fiscal year. In addition, under this program, eligible directors will receive cash compensation equal to $500 for each committee meeting attended and $1,000 for each formal board meeting attended.

In the fiscal year ended March 31, 2013, our Board of Directors granted ten-year options to acquire an aggregate of 33,342 shares of our common stock, all with an exercise price of $3.80 per share, to our four outside directors under the 2012 program.

In the fiscal year ended March 31, 2014, our Board of Directors granted ten-year options to acquire an aggregate of 31,911 shares of our common stock, all with an exercise price of $4.10 per share, to our five outside directors under the 2012 program.

In the fiscal year ended March 31, 2015, our Board of Directors granted ten-year options to acquire an aggregate of 11,053 shares of our common stock, all with an exercise price of $9.50 per share, to our three outside directors under the 2012 program.

At March 31, 2015 we had issued 26,757 options under the old 2005 program to outside directors and 79,309 options to employee-directors, 21,756 outside directors’ options had been forfeited, 5,000 outside directors’ options had been exercised, 79,309 employee-directors’ options had been forfeited and no options under the old 2005 program remained outstanding.

On June 6, 2014, our Board of Directors approved certain changes to the 2012 program. Under this modified program, a new eligible director will receive an initial grant of $50,000 worth of options to acquire shares of common stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the common stock for the five trading days preceding the first day of the fiscal year. These options will have a term of ten years and will vest 1/3 upon grant and 1/3 upon each of the first two anniversaries of the date of grant. In addition, at the beginning of each fiscal year, each existing director eligible to participate in the modified 2012 program also will receive a grant of $35,000 worth of options valued at the exercise price based on the average of the closing bid prices of the common stock for the five trading days preceding the first day of the fiscal year. Such options will vest on the first anniversary of the date of grant. In lieu of per meeting fees, eligible directors will receive an annual board retainer fee of $30,000. The modified 2012 program also provides for the following annual retainer fees: Audit Committee Chair - $5,000, Compensation Committee chair - $5,000, Audit Committee member - $4,000, Compensation Committee member - $4,000 and lead independent director - $15,000.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

There are no arrangements or understandings between any two or more of our directors or executive officers or between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current Board of Directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

Involvement in Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director or executive officer of our company: (1) any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; and (5) being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies or law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or associated persons.

Code of Ethics

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

Audit Committee and Audit Committee Financial Expert

Our Board of Directors formed an Audit Committee in May of 1999. Mr. Franklyn S. Barry, Jr. (the Chairman of the Audit Committee), Mr. Edward Broenniman and Dr. Chetan S. Shah serve as members of the Audit Committee. The Board of Directors has determined that each of Mr. Broenniman and Mr. Barry is an "audit committee financial expert" as that term is defined by Item 407 of Regulation S-K. Each of Mr. Broenniman, Mr. Barry and Dr. Shah meets the NASDAQ Stock Market's independence standards for members of such audit committees.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal years ended March 31, 2015 and March 31, 2014. The following table summarizes all compensation for fiscal years 2015 and 2014 received by our Chief Executive Officer, and our three most highly compensated executive officers who earned more than $100,000 in fiscal year 2015.

SUMMARY COMPENSATION TABLE FOR 2015 AND 2014 FISCAL YEARS

NAMED EXECUTIVE OFFICER AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)(5)	NON- EQUITY INCENTIVE PLAN COMPEN- SATION ($)	NON- QUALIFIED DEFERRED COMPEN- SATION EARNINGS ($)	ALL OTHER COMP. ($)	TOTAL ($)

James A. Joyce (1)	2015	$347,500	$95,000	$–	$246,000	$–	$–	$–	$688,500
CHIEF EXECUTIVE OFFICER	2014	$330,000	$70,000	$–	$180,000	$–	$–	$–	$580,000

Richard H. Tullis, PhD (2)	2015	$195,000	$5,000	$–	$8,200	$–	$–	$–	$208,200
VICE PRESIDENT AND CHIEF SCIENCE OFFICER	2014	$195,000	$–	$–	$45,000	$–	$–	$–	$240,000

James B. Frakes (3)	2015	$206,250	$31,500	$–	$41,000	$–	$–	$–	$278,750
CHIEF FINANCIAL OFFICER AND SVP-FINANCE	2014	$180,000	$3,000	$–	$45,000	$–	$–	$–	$228,000

Rodney S. Kenley (4)	2015	$257,500	$15,000	$–	$41,000	$–	$–	$–	$313,500
PRESIDENT	2014	$240,000	$–	$–	$45,000	$–	$–	$–	$285,000

_______________

(1) The aggregate number of stock awards and stock option awards issued to Mr. Joyce and outstanding as of March 31, 2015 is 68,000 (see share restricted stock grant below) and 217,143, respectively. Mr. Joyce received a $5,000 salary increase from $325,000 to $330,000 effective July 1, 2013. In June 2014, Mr. Joyce received a $20,000 salary increase from $330,000 to $350,000.

Mr. Joyce was granted 80,000 shares of restricted common stock, at a price per share of $12.00, which vested in equal installments over a thirty-six month period that commenced on June 30, 2010. Mr. Joyce has accepted all 80,000 shares of the grant and all such shares have vested. Of these shares, Mr. Joyce currently owns 68,000 shares.

(2) The aggregate number of stock awards and stock option awards issued to Dr. Tullis and outstanding as of March 31, 2015 is zero and 46,000, respectively. On November 7, 2014, we paid Dr. Tullis $5,000 for accrued expenses reimbursable to him. In January 2015, we paid Dr. Tullis $93,377 in payment of accrued salary.

(3) Mr. Frakes was appointed as Chief Financial Officer on September 27, 2010 after previously serving as Senior Vice President-Finance on a part-time basis. The aggregate number of stock awards and stock option awards issued to Mr. Frakes and outstanding as of March 31, 2015 is zero and 25,000, respectively. In June 2014, Mr. Frakes received a $30,000 salary increase from $180,000 to $210,000.

(4) Mr. Kenley was appointed President on October 27, 2011.  The aggregate number of stock awards and stock option awards issued to Mr. Kenley and outstanding as of March 31, 2015 is zero and 35,000, respectively. In June, 2014, Mr. Kenley received a $20,000 salary increase from $240,000 to $260,000.

(5) See note 6 to our financial statements for the years ended March 31, 2015 and 2014 regarding the assumptions made in valuing the stock option awards in the above table.

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

During the fiscal year ended March 31, 2015, Mr. Joyce earned bonuses totaling $50,000 from us and bonuses totaling $45,000 from Exosome Sciences, Inc. All of those bonuses were based upon targets established by our compensation committee.

We entered into an employment agreement with Dr. Tullis effective January 10, 2000. Effective June 1, 2001, Dr. Tullis was appointed our Chief Science Officer. His compensation under the agreement was modified in June 2001 from $80,000 to $150,000 per year. Effective January 1, 2005, Dr. Tullis' salary was increased from $150,000 to $165,000 per year. Under the terms of the agreement, his employment continues at a salary of $165,000 per year for successive one-year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement. Dr. Tullis was granted 5,000 stock options to purchase our common stock in connection the completing certain milestones, such as the initiation and completion of certain clinical trials, the submission of proposals to the U.S. Food and Drug Administration, or FDA, and the filing of a patent application. Effective April 1, 2006, Dr. Tullis’ salary was increased to $180,000 per year. Effective April 1, 2010, his salary was increased from $180,000 to $195,000 per year.

During the fiscal year ended March 31, 2015, Dr. Tullis earned a bonus of $5,000 from us. The bonus was based upon targets established by our compensation committee.

Both Mr. Joyce's and Dr. Tullis' agreements provide for medical insurance and disability benefits, and one year of severance pay if their employment is terminated by us without cause or due to change in our control before the expiration of their agreements, and allow for bonus compensation and stock option grants as determined by our Board of Directors. Both agreements also contain restrictive covenants preventing competition with us and the use of confidential business information, except in connection with the performance of their duties for us, for a period of two years following the termination of their employment with us.

On September 27, 2010, Mr. Frakes was appointed our Chief Financial Officer. We have not entered into a written employment agreement with Mr. Frakes. As Chief Financial Officer, Mr. Frakes receives an annual salary initially set at $180,000 and medical insurance benefits. In June 2014, his salary was increased from $180,000 to $210,000 per year. During the fiscal year ended March 31, 2015, Mr. Frakes earned bonuses totaling $30,000 from us and a bonus of $1,500 from Exosome Sciences, Inc. All of those bonuses were based upon targets established by our compensation committee.

Mr. Kenley was appointed our President on October 27, 2010. Pursuant to a written offer of employment executed by us and Mr. Kenley, he receives an annual salary initially set at $240,000 and medical insurance benefits. In June 2014, his salary was increased from $240,000 to $260,000 per year. During the fiscal year ended March 31, 2015, Mr. Kenley earned bonuses totaling $15,000 from us. All of those bonuses were based upon targets established by our compensation committee.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table sets forth certain information concerning stock option awards granted to our named executive officers.

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR END

	OPTIONS AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)	EQUITY INCENTIVE PLAN AWARDS NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	DATE OF OPTION EXPIRATION
James A. Joyce	57,143(1)	–	–	$10.50	12/18/15
	50,000(2)	–	–	$18.00	09/21/17
	40,000(3)	–	–	$12.50	02/21/19
	50,000(4)	–	–	$12.50	09/27/20
	10,000(5)	30,000	–	$5.00	07/01/23
	10,000(10)	30,000		$9.50	06/06/24

Richard H. Tullis	15,000(6)	–	–	$20.50	06/14/18
	20,000(7)	–	–	$12.50	09/27/20
	2,500(5)	7,500	–	$5.00	07/01/23
	333(10)	667		$9.50	06/06/24

James B. Frakes	10,000(8)	–	–	$12.50	09/27/20
	2,500(5)	7,500	–	$5.00	07/01/23
	1,667(10)	3,333		$9.50	06/06/24

Rodney S. Kenley	17,083(9)	2,917	–	$12.50	10/27/20
	2,500(5)	7,500	–	$5.00	7/01/23
	1,667(10)	3,333		$9.50	06/06/24

Note: We have omitted the stock awards columns of the above table because we have no disclosure applicable to those columns.

The above table excludes the impact of the waiver of the right to exercise certain stock options and warrants held by Mr. James Joyce, our Chief Executive Officer, Mr. James Frakes, our Chief Financial Officer and Dr. Chetan Shah, a director of our company. Messrs. Joyce and Frakes and Dr. Shah agreed to waive their rights to acquire an aggregate of 402,318 shares of common stock. Of that total, 299,663 shares of common stock underlie stock options set forth in the table above. Those waivers were required in order to make a sufficient number of shares of common stock available for issuance upon the exercise of the warrants issued in our June 2015 financing. Those waivers will expire when we amend our Articles of Incorporation to increase sufficiently the number of authorized shares of common stock available for issuance.

(1) This option was fully vested as of March 31, 2010 and as a result of an Option Suspension Agreement with us, the expiration date was extended by 100 days. Subsequent to March 31, 2010, the expiration date of this option was extended to December 18, 2015 (see Item 13 to the Financial Statements).

(2) The option vested 20,000 shares at grant, with 10,000 shares vesting each annual anniversary date through June 13, 2010 and as a result of an Option Suspension Agreement with us, the expiration date was extended by 100 days.

(3) The option vested 20,000 at grant, with 10,000 shares vesting on December 31, 2009 and December 31, 2010 and as a result of an Option Suspension Agreement with us, the expiration date was extended by 100 days.

(4) The option vested 20,000 at grant, with 10,000 vesting on each anniversary date through September 27, 2013.

(5) This option vests ratably on July 1, 2014, July 1, 2015 and July 1, 2016.

(6) This option was fully vested as of December 15, 2011.

(7) The option was fully vested as of September 27, 2011.

(8) The option was fully vested as of September 27, 2011.

(9) The option vested 5,000 on October 27, 2011 and the remaining 15,000 vested over the 36 months following that date.

(10) This option vests ratably on June 6, 2014, June 6, 2015 and June 6, 2016.

Director Compensation for 2015 Fiscal Year

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended March 31, 2015.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James A. Joyce (1)	$–	–	$–	–	–	–	$–
Richard H. Tullis (2)	$–	–	$–	–	–	–	$–
Rodney S. Kenley (3)	$–	–	$–	–	–	–	$–
Edward G. Broenniman (4)	$38,000	–	$30,211	–	–	–	$68,211
Franklyn S. Barry, Jr. (5)	$39,000	–	$30,211	–	–	–	$69,211
Chetan S. Shah, MD (6)	$39,000	–	$30,211	–	–	–	$69,211

(1) All compensation received by Mr. Joyce in fiscal year 2015 is disclosed in the Summary Compensation Table above. Mr. Joyce received no compensation as a director in fiscal year 2015.

(2) All compensation received by Dr. Tullis in fiscal year 2015 is disclosed in the Summary Compensation Table above. Dr. Tullis received no compensation as a director in fiscal year 2015. Dr. Tullis resigned from the Board of Directors effective June 5, 2015.

(3) All compensation received by Mr. Kenley in fiscal year 2015 is disclosed in the Summary Compensation Table above. Mr. Kenley received no compensation as a director in fiscal year 2015.

(4) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2015 are 0 and 43,431. Mr. Broenniman received stock option grants of 3,684 shares on June 6, 2014, 8,537 shares on March 14, 2014, and 9,211 shares on July 24, 2012 for his service as an outside director. The June 2014 option vested 3,684 shares on March 31, 2015, the March 2014 option vested all 8,537 shares at grant and the 2012 option vested 3,961 at grant, with 5,250 vesting in the June 2013 quarter. On October 21, 2014 and November 7, 2014, we paid Mr. Broenniman an aggregate of $10,063 for accrued Board of Directors fees and expenses reimbursable to him. In January 2015, we paid $84,500 to Mr. Broenniman in payment of accrued Board of Directors fees and amounts accrued for services rendered to us by him prior to the 1999 reorganization among Aethlon, Inc., Hemex, Inc. and us.

(5) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2015 are 0 and 41,431. Mr. Barry received stock option grants of 3,684 shares on June 6, 2014, 8,537 shares on March 14, 2014 and 9,211 shares on July 24, 2012 for his service as an outside director. The June 2014 option vested 3,684 shares on March 31, 2015, the March 2014 option vested all 8,537 shares at grant and the 2012 option vested 3,961 at grant, with 5,250 vesting in the June 2013 quarter. On October 21, 2014 and November 7, 2014, we paid Mr. Barry an aggregate of $10,944 for accrued Board of Directors fees and expenses reimbursable to him. In January 2015, we paid $271,810 to Mr. Barry in payment of accrued director fees and amounts accrued for services rendered to us by him prior to the 1999 reorganization among Aethlon, Inc., Hemex, Inc. and us.

(6) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2015 are 0 and 11,205. Dr. Shah received stock option grants of 3,684 on June 6, 2014 and 7,520 shares on July 24, 2012 for his service as an outside director. The June 2014 option vested 3,684 shares on March 31, 2015, and the 2014 option vested all 7,520 shares at grant. In January 2015, we paid $14,500 to Dr. Shah in payment of accrued director fees.

Directors Compensation Program

We maintain a board compensation program, in which only non-employee directors may participate. Please see the “Equity Compensation Plans – 2012 Directors Compensation Program” section of this Report for more information on the program.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 23, 2015, with respect to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of each class of our capital stock, (ii) each of our directors and director nominees (if any), (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. The term "executive officer" is defined as the President/Chief Executive Officer, Secretary, Chief Financial Officer/Treasurer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for us. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, excepted where otherwise noted:

TITLE OF CLASS	NAME AND ADDRESS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)	PERCENT OF BENEFICIAL OWNERSHIP
Common Stock	James A. Joyce, Chief Executive Officer and Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	76,000 shares (3)	1%
Common Stock	Richard H. Tullis, PhD, Chief Scientific Officer 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	48,208 shares (4)	*
Common Stock	Rodney S. Kenley, President and Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	24,567 shares (5)	*
Common Stock	James B. Frakes, Chief Financial Officer 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	200 shares (6)	*
Common Stock	Franklyn S. Barry, Jr., Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	43,553 shares (7)	*
Common Stock	Edward G. Broenniman, Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	49,075 shares (8)	*
Common Stock	Chetan Shah, MD, Director (11) 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	277,651 shares (9)	3.6%
Common Stock	Ellen R Weiner Family Revocable Trust (11) 10645 N. Tatum Blvd., Suite 200-166 Phoenix, AZ 85028	809,405 shares (10)	11.6%
Common Stock	Estate of Allen S. Bird 9960 West Cheyenne Avenue, Suite 110 Las Vegas, NV 89129	294,612 shares (10)	4.4%
Common Stock	All Current Directors and Executive Officers as a Group (7 members)	519,254 shares	6.7%

*  Less than 1%

(1) Based on 7,610,344 shares of common stock outstanding on our transfer records as of June 23, 2015.

(2) Calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable by a person within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Except where otherwise noted, we believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by such person, subject to community property laws, where applicable.

(3)  Mr. Joyce agreed to waive his right to exercise 267,143 stock options held by him in order to make a sufficient number of shares of common stock available for issuance upon the exercise of the warrants issued in our June 2015 financing. Accordingly, none of those stock options are included in the above table. The waiver will expire when we amend our Articles of Incorporation to increase sufficiently the number of authorized shares of our common stock available for issuance.

(4) Includes 15,000 stock options exercisable at $20.50 per share, 20,000 stock options exercisable at $12.50 per share 2,500 stock options exercisable at $5.00 per share and 333 stock options exercisable at $9.50 per share.

(5) Includes 20,000 stock options exercisable at $12.50 per share, 2,500 stock options exercisable at $5.00 per share and 1,667 stock options exercisable at $9.50 per share.

(6)  Mr. Frakes agreed to waive his right to exercise 25,000 stock options held by him in order to make a sufficient number of shares of common stock available for issuance upon the exercise of the warrants issued in our June 2015 financing. Accordingly, none of those stock options are included in the above table. The waiver will expire when we amend our Articles of Incorporation to increase sufficiently the number of authorized shares of our common stock available for issuance.

(7) Includes 10,000 stock options exercisable at $20.50 per share, 10,000 stock options exercisable at $12.50 per share, 9,211 stock options exercisable at $3.80 per share, 8,537 stock options exercisable at $4.10 per share and 3,684 stock options exercisable at $9.50 per share.

(8) Includes 10,000 stock options exercisable at $20.50 per share, 12,000 stock options exercisable at $12.50 per share, 9,211 stock options exercisable at $3.80 per share, 8,537 stock options exercisable at $4.10 per share and 3,684 stock options exercisable at $9.50 per share.

(9) Includes warrants to purchase 6,665 shares of common stock at exercise prices ranging from $4.65 per share to $6.60 per share, and 3,684 stock options exercisable at $9.50 per share. Dr. Shah agreed to waive his right to exercise 7,520 stock options and 102,655 warrants held by him in order to make a sufficient number of shares of common stock available for issuance upon the exercise of the warrants issued in our June 2015 financing. Accordingly, none of those stock options and warrants are included in the above table. The waiver will expire when we amend our Articles of Incorporation to increase sufficiently the number of authorized shares of our common stock available for issuance.

(10) Includes common stock issuable upon exercise of warrants held by the Ellen R. Weiner Family Revocable Trust and common stock issuable upon exercise of warrants held by the Estate of Allan S. Bird. The trust owns 319,533 warrants to purchase common shares at prices ranging from $2.10 to $5.40 per share. The estate owns 103,098 warrants to purchase common shares at prices ranging from $2.10 to $5.40 per share. Mr. Bird was Ms. Weiner's father-in-law. The Ellen R. Weiner Family Trust disclaims any beneficial ownership of the estate's warrants and underlying common stock. The Estate of Mr. Bird disclaims any beneficial ownership of the trust's warrants and underlying common stock.

(11) More-than-5% stockholder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes all transactions since April 1, 2013, and all proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Between March 2012 and June 2013, Dr. Chetan Shah, one of our directors, participated in several private equity placements with us under which he invested an aggregate amount of $625,556 and in return received 170,000 restricted shares of our common stock and seven year warrants to purchase 85,000 shares of our common stock.

In June 2013, we borrowed $80,000 at a 10% interest rate from Mr. Phillip Ward, one of our former directors. We repaid that loan and paid accrued interest of $133 to Mr. Ward in June 2013.

In July 2013, we borrowed $400,000 from Mr. Ward and Dr. Shah under 90-day notes bearing 10% interest. If we did not pay back those loans by October 9, 2013, then the notes would bear interest at a penalty rate of 12% and the noteholders would have the right at their discretion (i) to convert their principal and accrued interest into shares of common stock at $4.40 per share and (ii) to receive warrants to purchase common stock equal to 50% of the principal converted under the notes, with an exercise price of $6.60 per share. We subsequently repaid Mr. Ward’s note in cash. That repayment extinguished all potential common stock and warrant issuance provisions of Mr. Ward’s note. On July 24, 2014, we issued to Dr. Shah an aggregate of 50,079 shares of restricted common stock and a seven-year warrant to purchase up to 25,040 shares of common stock at an exercise price of $6.60 per share upon the conversion of an aggregate of $220,349 of unpaid principal and accrued interest due under his note. The amount converted represented the entire amount outstanding under Dr. Shah’s note.

On March 14, 2014, our Board of Directors granted to our three outside directors ten-year options to acquire an aggregate of 31,911 shares of our common stock at an exercise price of $4.10 per share.

On June 6, 2014, our Board of Directors granted to our directors and our Chief Financial Officer ten-year options to acquire an aggregate of 52,053 shares of our common stock at an exercise price of $9.50 per share.

In July 2014, Exosome Sciences, Inc. paid a bonus of $15,000 to Mr. Joyce.

In October 2014, Exosome Sciences, Inc. paid bonuses of $15,000 to Mr. Joyce and $1,500 to Mr. Frakes.

On October 20, 2014, we issued to Dr. Shah 42,222 shares of common stock and three-year warrants to acquire up to 42,222 shares of common stock with exercise prices ranging from $4.65 to $5.50 per share. The common stock and warrants were issued to Dr. Shah upon his cash exercise, for an aggregate of $214,000, of previously issued warrants for 42,222 shares held by him.

On October 21, 2014 and November 7, 2014, we paid Mr. Franklyn Barry and Mr. Edward Broenniman, two of our outside directors, an aggregate of $10,944 and $10,063, respectively, for accrued Board of Directors fees and expenses reimbursable to them. On November 7, 2014, we paid Dr. Tullis $5,000 for accrued expenses reimbursable to him.

In December 2014, we paid bonuses of $25,000 to Mr. Joyce, $15,000 to Mr. Kenley, $15,000 to Mr. Frakes and $5,000 to Dr. Tullis.

In December 2014, Exosome Sciences, Inc. paid Mr. Joyce a bonus of $15,000.

In January 2015, we made the following payments to certain of our officers and directors:

•	bonuses of $25,000 to Mr. Joyce and $15,000 to Mr. Frakes;
•	$93,377 to Dr. Tullis in payment of accrued salary;
•	$14,500 to Dr. Shah in payment of accrued director fees;
•	$84,500 to Mr. Broenniman in payment of accrued director fees and amounts accrued for services rendered to us prior to the 1999 reorganization among Aethlon, Inc., Hemex, Inc. and us; and
•	$271,810 to Mr. Barry in payment of accrued director fees and amounts accrued for services rendered to us prior to the 1999 reorganization among Aethlon, Inc., Hemex, Inc. and us.

In June 2015, Mr. James Joyce, our Chief Executive Officer, Mr. James Frakes, our Chief Financial Officer and Dr. Chetan Shah, a director of our company, agreed to waive their rights to acquire an aggregate of 402,318 shares of common stock underlying certain stock options and warrants held by them. Those waivers were required in order to make a sufficient number of shares of common stock available for issuance upon the exercise of the warrants issued in our June 2015 financing. Those waivers will expire when we amend our Articles of Incorporation to increase sufficiently the number of authorized shares of common stock available for issuance.

Director Independence

Each of Mr. Barry, Mr. Broenniman and Dr. Shah is an independent director as that term is defined by NASDAQ Stock Market Rule 5605(a)(2). We currently have a compensation committee and an audit committee. Of the members of our Board of Directors, each of Mr. Barry, Mr. Broenniman and Dr. Shah meets the NASDAQ Stock Market's independence standards for members of such committees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services billed by Squar, Milner, Peterson, Miranda & Williamson, LLP ("Squar Milner") for the fiscal years ended March 31, 2015 and 2014:

	Fiscal Year	Fiscal Year
	2015	2014

Audit Fees (1)	$97,000	$97,000
Audit Related Fees (2)	72,840	–
Tax Fees (3)	3,380	4,500
All Other Fees (4)	–	–
	$173,220	$101,500

(1) Audit Fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for fiscal 2015 and 2014 and for reviews of the financial statements included in each of our quarterly reports on Form 10-Q during fiscal 2015 and 2014.

(2) Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in Audit Related Fees for fiscal 2015 and 2014 are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.

(3) Tax Fees include the aggregate fees billed during fiscal year 2015 and 2014 for professional services for preparation of income tax returns.

(4) All Other Fees consist of fees paid for products and services other than the services reported above.  No such fees were billed by Squar Milner for fiscal 2015 or 2014.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this report on Form 10-K:

1. Consolidated Financial Statements for the years ended March 31, 2015 and 2014:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Exhibits

2.1	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. (formerly, Bishop Equities, Inc.) and Aethlon, Inc. dated March 10, 1999 (1)

2.2	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. (formerly, Bishop Equities, Inc.) and Hemex, Inc. dated March 10, 1999 (1)

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (2)

3.2	Bylaws of Aethlon Medical, Inc., as amended *

4.1	Form of Common Stock Certificate (3)

4.2	Form of Amended and Restated Convertible Note dated June 14, 2010 (12)

4.3	Form of Amended and Restated Warrant dated June 14, 2010 (12)

4.4	Form of Amended and Restated Warrant dated June 14, 2010 (QB) (12)

4.5	Form of Common Stock Purchase Warrant dated March 29, 2012 and April 15, 2012 (14)

4.6	Form of Common Stock Purchase Warrant dated June 19, 2012 (15)

4.7	Form of Common Stock Purchase Warrant dated August 29, 2012 (16)

4.8	Form of Common Stock Purchase Warrant dated October, November and December 2012 (17)

4.9	Form of Common Stock Purchase Warrant dated June 14, 2013 (18)

4.10	Form of Convertible Promissory Note dated July 9, 2013 (2)

4.11	Form of Common Stock Purchase Warrant October 30, 2013 (19)

4.12	Form of Exosome Sciences 10% Promissory Note dated October 2013 (19)

4.13	Form of Common Stock Purchase Warrant November 12, 2013 (20)

4.14	Form of Common Stock Purchase Warrant December 10, 2013 (22)

4.15	Form of Common Stock Purchase Warrant December 30, 2013 (24)

4.16	Form of Amendment to Notes and Warrants dated March 31, 2014 (26)

4.17	Form of Common Stock Purchase Warrant dated June 24, 2014 (27)

4.18	Form of Common Stock Purchase Warrant dated July 8, 2014 (28)

4.19	Form of Common Stock Purchase Warrant dated July 24, 2014 (29)

4.20	Form of Common Stock Purchase Warrant issued August and September 2014 (30)

4.21	Form of Class A Common Stock Purchase Warrant dated November 6, 2014 (30)

4.22	Form of Convertible Promissory Note dated November 6, 2014 (30)

4.23	Form of Common Stock Purchase Warrant issued December 2, 2014 (32)

4.24	Form of Purchase Agent Warrant dated December 2, 2014 (33)

4.25	Form of Warrant to Purchase Common Stock issued June 25, 2015 (35)

4.26	Form of Purchase Agent Warrant issued June 25, 2015 (36)

10.1	2000 Stock Option Plan (2)++

10.2	Amended 2010 Stock Incentive Plan (4)

10.3	2005 Directors Compensation Program (2)++

10.4	2012 Directors Compensation Program, as amended on June 6, 2014 (2)++

10.5	Employment Agreement between Aethlon Medical, Inc. and James A. Joyce dated April 1, 1999 (5)++

10.6	Patent License Agreement by and amongst Aethlon Medical, Inc., Hemex, Inc., Dr. Julian L. Ambrus and Dr. David O. Scamurra (6)

10.7	Employment Agreement by and between Aethlon Medical, Inc. and Dr. Richard H. Tullis dated January 10, 2000 (6)++

10.8	Stock Option Agreement by and between Aethlon Medical, Inc. and James A Joyce dated February 23, 2005 (7)++

10.9	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated February 23, 2005 (7)++

10.10	Stock Option Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry, Jr. dated February 23, 2005 (7)++

10.11	Stock Option Agreement by and between Aethlon Medical, Inc. and Ed Broenniman dated February 23, 2005 (7)++

10.12	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce dated September 9, 2005 (8)++

10.13	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce dated June 13, 2007 (9)++

10.14	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce dated December 15, 2008 (10)++

10.15	Stock Option Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry dated December 15, 2008 (10)++

10.16	Stock Option Agreement by and between Aethlon Medical, Inc. and Edward G. Broenniman dated December 15, 2008 (10)++

10.17	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard H. Tullis dated December 15, 2008 (10)++

10.18	Standard Industrial Net Lease by and between Sorrento Business Complex and Aethlon Medical, Inc. dated September 28, 2009 (11)

10.19	Form of Amended and Restated Registration Rights Agreement dated February 2, 2009 (12)

10.20	Offer of Employment by and between Aethlon Medical, Inc. and Rodney S. Kenley dated October 27, 2010 (13)++

10.21	Stock Option Agreement of Rodney S. Kenley dated October 27, 2010 (13)++

10.22	Unit Subscription Agreement dated March 29, 2012 and April 5, 2012 (14)

10.23	Unit Subscription Agreement dated June 19, 2012 (15)

10.24	Unit Subscription Agreement dated August 29, 2012 (16)

10.25	Unit Subscription Agreement dated October, November and December 2012 (17)

10.26	Unit Subscription Agreement dated June 14, 2013 (18)

10.27	Form of Unit Purchase Agreement dated October 30, 2013 (19)

10.28	Form of Subscription Agreement October 30, 2013 (19)

10.29	Form of Unit Purchase Agreement dated November 12, 2013 (20)

10.30	Form of Subscription Agreement November 12, 2013 (20)

10.31	Form of Exosome Sciences Stock Purchase Agreement dated November 21, 2013 (21)

10.32	Form of Unit Purchase Agreement dated December 10, 2013 (22)

10.33	Form of Subscription Agreement December 10, 2013 (22)

10.34	Form of Exosome Sciences Stock Purchase Agreement dated December 13, 2013 (23)

10.35	Form of Unit Purchase Agreement dated December 30, 2013 (24)

10.36	Form of Subscription Agreement December 30, 2013 (24)

10.37	Settlement Agreement and General Release with Gemini Master Fund, Ltd. dated February 24, 2014 (25)

10.38	Escrow Agreement dated February 24, 2014 (25)

10.39	Form of Stipulation of Dismissal (25)

10.40	Form of Restructuring Agreement dated June 24, 2014 (27)

10.41	Form of Restructuring Agreement dated June 24, 2014 (27)

10.42	Form of Restructuring Agreement dated July 8, 2014 (28)

10.43	Second Amendment to Standard Industrial Net Lease by and between Sorrento Business Complex and Aethlon Medical, Inc. dated October 10, 2014 (3)

10.44	Form of Subscription Agreement dated November 6, 2014 (30)

10.45	Office Lease between T-C Stonecrest LLC and Aethlon Medical, Inc. dated November 13, 2014 (31)

10.46	Securities Purchase Agreement dated November 26, 2014 (32)

10.47	Registration Rights Agreement dated November 26, 2014 (32)

10.48	DARPA Contract dated September 30, 2011 (3) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.49	DARPA Contract Extension dated August 8, 2012 (3)

10.50	DARPA Contract Extension dated September 15, 2013 (3)

10.51	DARPA Contract Extension dated September 29, 2014 (3)

10.52	DARPA Contract Modification dated March 12, 2015 (2) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.53	UCI Clinical Trial Agreement signed April 9, 2015 (34)

10.54	Protocol for UCI Clinical Trial (34)

10.55	Budget for UCI Clinical Trial (34)

10.56	DaVita Master Services Agreement *

10.57	First Amendment to DaVita Master Services Agreement *

10.58	Work Order #1 under DaVita Master Services Agreement * (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.59	Securities Purchase Agreement dated June 23, 2015 (35)

10.60	Registration Rights Agreement dated June 23, 2015 (35)

14	Code of Ethics (29)

21.1	List of subsidiaries (3)

23.1	Consent of Independent Registered Public Accounting Firm (Squar, Milner, Peterson, Miranda & Williamson, LLP) *

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith

++ Indicates a management contract or compensatory plan or arrangement

(1) Filed with the Company's Current Report on Form 8-K/A dated March 26, 1999 and incorporated by reference.

(2) Filed with the Company's Registration Statement on Form S-1 (File No. 333-203487) filed on April 17, 2015 and incorporated by reference.

(3) Filed with the Company’s Registration Statement on Form S-1 (File No. 333-201334) filed on December 31, 2014 and incorporated by reference.

(4) Filed with the Company’s Registration Statement on Form S-8 (File No. 333-182902) filed on July 27, 2012 and incorporated by reference.

(5) Filed with the Company's Annual Report on Form 10-KSB filed on July 15, 1999 for the year ended March 31, 1999 and incorporated by reference.

(6) Filed with the Company's Annual Report on Form 10-KSB/A filed on September 10, 2004 for the year ended March 31, 2004 and incorporated by reference.

(7) Filed with the Company's Annual Report on Form 10-KSB filed on July 14, 2005 for the year ended March 31, 2005 and incorporated by reference.

(8) Filed with the Company's Current Report on Form 8-K filed on September 12, 2005 and incorporated by reference.

(9) Filed with the Company’s Registration Statement on Form S-8 (File No. 333-168483) filed on August 2, 2010 and incorporated by reference.

(10) Filed with the Company's Current Report on Form 8-K dated December 19, 2008 and incorporated by reference.

(11) Filed with the Company’s Quarterly Report on Form 10-Q filed on November 16, 2009 for the period ended September 30, 2009 and incorporated by reference.

(12) Filed with the Company’s Annual Report on Form 10-K filed on July 2, 2010 for the year ended March 31, 2010 and incorporated by reference.

(13) Filed with the Company’s Current Report on Form 8-K dated November 1, 2010 and incorporated by reference.

(14) Filed with the Company’s Current Report on Form 8-K dated April 6, 2012 and incorporated by reference.

(15) Filed with the Company’s Current Report on Form 8-K dated June 27, 2012 and incorporated by reference.

(16) Filed with the Company’s Current Report on Form 8-K dated September 6, 2012 and incorporated by reference.

(17) Filed with the Company’s Quarterly Report on Form 10-Q filed on February 12, 2013 for the period ended December 31, 2012 and incorporated by reference.

(18) Filed with the Company’s Quarterly Report on Form 10-Q filed on August 13, 2013 for the period ended June 30, 2013 and incorporated by reference.

(19) Filed with the Company’s Current Report on Form 8-K dated November 6, 2013 and incorporated by reference.

(20)  Filed with the Company’s Current Report on Form 8-K dated November 20, 2013 and incorporated by reference.

(21) Filed with the Company’s Current Report on Form 8-K dated November 21, 2013 and incorporated by reference.

(22) Filed with the Company’s Current Report on Form 8-K dated December 16, 2013 and incorporated by reference.

(23) Filed with the Company’s Current Report on Form 8-K/A dated December 19, 2013 and incorporated by reference.

(24) Filed with the Company’s Current Report on Form 8-K dated January 7, 2014 and incorporated by reference.

(25) Filed with the Company’s Current Report on Form 8-K dated February 27, 2014 and incorporated by reference.

(26) Filed with the Company’s Current Report on Form 8-K dated April 4, 2014 and incorporated by reference.

(27) Filed with the Company’s Current Report on Form 8-K dated June 30, 2014 and incorporated by reference.

(28) Filed with the Company’s Current Report on Form 8-K dated July 10, 2014 and incorporated by reference.

(29) Filed with the Company’s Current Report on Form 8-K dated July 28, 2014 and incorporated by reference.

(30) Filed with the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014 for the period ended September 30, 2014 and incorporated by reference.

(31) Filed with the Company’s Current Report on Form 8-K/A dated November 19, 2014 and incorporated by reference.

(32) Filed with the Company’s Current Report on Form 8-K dated November 28, 2014 and incorporated by reference.

(33) Filed with the Company’s Current Report on Form 8-K dated December 3, 2014 and incorporated by reference.

(34) Filed with the Company’s Current Report on Form 8-K dated April 15, 2015 and incorporated by reference.

(35) Filed with the Company’s Current Report on Form 8-K dated June 24, 2015 and incorporated by reference.

(36) Filed with the Company’s Current Report on Form 8-K dated June 26, 2015 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of June, 2015.

By:	/s/ JAMES A. JOYCE
James A. Joyce
Chairman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. JOYCE	Chairman of the Board, Chief Executive Officer	June 26, 2015
James A. Joyce	and Principal Executive Officer

/s/ JAMES B. FRAKES	Chief Financial Officer and Principal Accounting Officer	June 26, 2015
James B. Frakes

/s/ FRANKLYN S. BARRY, JR.	Director	June 26, 2015
Franklyn S. Barry, Jr.

/s/ EDWARD G. BROENNIMAN	Director	June 26, 2015
Edward G. Broenniman

/s/ RODNEY S. KENLEY	Director	June 26, 2015
Rodney S. Kenley

/s/ CHETAN S. SHAH	Director	June 26, 2015
Chetan S. Shah

AETHLON MEDICAL, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aethlon Medical, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Aethlon Medical, Inc. and Subsidiary (the "Company") as of March 31, 2015 and 2014 and the related consolidated statements of operations, equity (deficit) and cash flows for each of the years in the two-year period ended March 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aethlon Medical, Inc. and Subsidiary as of March 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 1, the Company effected a 1-for-50 reverse stock split on April 14, 2015. All share and per share amounts in the accompanying consolidated financial statements and related notes have been retroactively revised to reflect such split as if it occurred on April 1, 2013.

During June 2015, as more fully discussed in Note 16, the Company raised approximately $5,592,000 of cash in exchange for units, comprised of common stock and warrants. Due to the significance of such subsequent event, the Company has included an unaudited pro forma balance sheet as of March 31, 2015 in its consolidated balance sheets to present the effect of the subsequent event as if it had occurred on March 31, 2015.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

NEWPORT BEACH, CALIFORNIA

JUNE 25, 2015

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	March 31, 2014	Pro Forma March 31, 2015 (Note 16)
			(unaudited)
ASSETS
CURRENT ASSETS
Cash	$855,596	$1,250,279	$6,447,584
Accounts receivable	193,341	95,177	193,341
Deferred financing costs	82,324	83,191	82,324
Prepaid expenses	73,135	50,699	73,135

TOTAL CURRENT ASSETS	1,204,396	1,479,346	6,796,384

NON-CURRENT ASSETS
Property and equipment, net	56,091	84,279	56,091
Patents, net	103,325	112,489	103,325
Deposits	16,776	18,988	16,776
TOTAL NON-CURRENT ASSETS	176,192	215,756	176,192

TOTAL ASSETS	$1,380,588	$1,695,102	$6,972,576

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$342,133	$517,651	$342,133
Due to related parties	146,112	839,070	146,112
Notes payable	–	390,000	–
Convertible notes payable, current portion	–	1,367,655	–
Derivative liabilities	–	10,679,067	–
Other current liabilities	85,731	1,855,374	85,731

TOTAL CURRENT LIABILITIES	573,976	15,648,817	573,976

NONCURRENT LIABILITIES
Convertible notes payable, noncurrent portion	155,229	776,451	155,229
TOTAL NONCURRENT LIABILITIES	155,229	776,451	155,229

TOTAL LIABILITIES	729,205	16,425,268	729,205

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2015 and 2014; 6,657,046 and 4,499,480 issued and outstanding at March 31, 2015 and 2014, respectively	6,657	4,497	7,609
Additional paid-in capital	82,238,507	59,879,624	87,829,543
Accumulated deficit	(81,629,714)	(74,832,557)	(81,629,714)

TOTAL AETHLON MEDICAL, INC STOCKHOLDERS’ EQUITY (DEFICIT)	615,450	(14,948,436)	6,207,438

NONCONTROLLING INTERESTS	35,933	218,270	35,933

TOTAL EQUITY (DEFICIT)	651,383	(14,730,166)	6,243,371

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,380,588	$1,695,102	$6,972,576

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	Years Ended March 31,
	2015	2014
REVENUES:
Government contract revenue	$762,417	$1,623,769
Total revenues	762,417	1,623,769

OPERATING EXPENSES
Professional fees	1,572,196	1,521,397
Payroll and related	2,275,959	2,227,194
General and administrative	907,115	931,106
	4,755,270	4,679,697
OPERATING LOSS	(3,992,853)	(3,055,928)

OTHER (INCOME) EXPENSE
Loss on debt conversion	2,753,989	40,256
Change in fair value of derivative liabilities	–	8,547,015
Loss on litigation settlement	–	583,601
Other income	(219,624)	(75,059)
Interest and other debt expenses	452,276	1,287,221
	2,986,641	10,383,034

NET LOSS BEFORE NONCONTROLLING INTERESTS	(6,979,494)	(13,438,962)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(182,337)	(81,730)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,797,157)	$(13,357,232)

Basic and diluted net loss per share available to common stockholders (Note 1)	$(1.22)	$(3.44)

Weighted average number of common shares outstanding - basic and diluted (Note 1)	5,594,447	3,881,179

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL EQUITY
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	(DEFICIT)
BALANCE - MARCH 31, 2013	3,473,484	$3,473	$52,327,408	$(61,475,325)	$–	$(9,144,444)

Issuances of common stock upon conversions of notes payable	211,480	211	726,565	–	–	726,776

Issuance of common stock for cash - Aethlon	337,455	337	1,676,695	–	–	1,677,032

Issuance of common stock for cash - ESI	–	–	1,200,000		300,000	1,500,000

Issuance of common stock for services	61,423	61	392,032	–	–	392,093

Issuance of common stock under convertible debt restructuring	90,142	90	856,259	–	–	856,349

Issuance of common stock under stock option exercises for accrued expenses	3,171	3	12,997	–	–	13,000

Reclassification of derivative liability into equity	–	–	1,456,187	–	–	1,456,187

Issuance of common stock under cashless warrant exercises	254,325	254	(254)	–	–	–

Shares issued under restricted stock grant	68,000	68	(68)	–	–	–

Issuance of common stock on litigation settlement	–	–	583,601	–	–	583,601

Loss on debt conversion	–	–	40,256	–	–	40,256

Stock-based compensation expense	–	–	607,946	–	–	607,946

Net loss	–	–	–	(13,357,232)	(81,730)	(13,438,962)

BALANCE - MARCH 31, 2014	4,499,480	$4,497	$59,879,624	$(74,832,557)	$218,270	$(14,730,166)

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL EQUITY
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	(DEFICIT)
BALANCE - MARCH 31, 2014	4,499,480	$4,497	$59,879,624	$(74,832,557)	$218,270	$(14,730,166)

Issuances of common stock upon conversions of notes payable and convertible notes payable and related accrued interest	948,728	949	2,272,083	–	–	2,273,032

Issuance of common stock for cash - Aethlon	541,361	542	4,762,611	–	–	4,763,153

Issuance of common stock for services	27,654	28	225,130	–	–	225,158

Extension of warrants	–	–	143,363	–	–	143,363

Reclassification of derivative liability into equity	–	–	10,679,067	–	–	10,679,067

Issuance of common stock under cashless warrant exercises	433,907	434	(434)	–	–	–

Debt discount recorded in connection with beneficial conversion feature	–	–	527,780	–	–	527,780

Issuance of common stock for deferred financing costs	500	1	4,499	–	–	4,500

Issuance of common stock and warrants related to extinguishment of debt	205,416	206	3,328,303	–	–	3,328,509

Stock-based compensation expense	–	–	416,481	–	–	416,481

Net loss	–	–	–	(6,797,157)	(182,337)	(6,979,494)

BALANCE - MARCH 31, 2015	6,657,046	$6,657	$82,238,507	$(81,629,714)	$35,933	$651,383

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(6,979,494)	$(13,438,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,352	21,087
Debt restructuring cost	–	856,349
Loss on extension of warrants	143,363	–
Loss on litigation settlement	–	583,601
Change in estimated fair value of derivative liabilities	–	8,547,015
Loss on debt conversion	2,753,989	40,256
Fair market value of equity instruments issued for services	225,158	392,093
Stock based compensation	416,481	607,946
Amortization of debt discount and deferred financing costs	273,377	5,147

Changes in operating assets and liabilities:
Accounts receivable	(98,164)	113,604
Prepaid expenses	(22,436)	(21,097)
Other assets	2,212	(8,612)
Accounts payable and other current liabilities	(1,108,294)	46,602
Due to related parties	(692,958)	116,000

Net cash used in operating activities	(5,049,414)	(2,138,971)

Cash flows from investing activities:
Purchases of property and equipment	–	(96,056)

Net cash used in investing activities	–	(96,056)

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	2015	2014
Cash flows from financing activities:
Principal repayments of notes payable	(523,422)	(217,000)
Proceeds from the issuance of notes payable	415,000	400,000
Net proceeds from the issuance of common stock	4,763,153	3,177,032

Net cash provided by financing activities	4,654,731	3,360,032

Net (decrease) increase in cash	(394,683)	1,125,005

Cash at beginning of year	1,250,279	125,274

Cash at end of year	$855,596	$1,250,279

Supplemental disclosure of cash flow information - Cash paid during the year for:
Interest	$480,701	$13,950
Income taxes	$–	$–

Supplemental information of non-cash investing and financing activities:

Conversion of debt, accrued liabilities and accrued interest to common stock	$2,273,032	$726,776
Reclassification of accounts payable to convertible notes payable	$–	$47,000
Reclassification of accrued interest to convertible notes payable	$25,766	$20,027
Recording deferred financing costs associated with notes payable and convertible notes payable	$117,280	$83,191
Reclassification of warrant derivative liability into equity	$10,679,067	$1,456,187
Issuance of shares under cashless warrant exercises	$434	$12,717
Exercise of stock option for accrued expenses	$–	$13,000
Creation of debt discount on convertible notes payable	$527,780	$–
Stock issued under restricted stock grant	$–	$3,400

See accompanying notes to the consolidated financial statements.

Aethlon Medical, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aethlon Medical, Inc. and subsidiary ("Aethlon", the "Company", "we" or "us") is a medical device company focused on creating innovative devices that address unmet medical needs in cancer, infectious disease and other life-threatening conditions. At the core of our developments is the Aethlon ADAPT™ (Adaptive Dialysis-Like Affinity Platform Technology) system, a medical device platform that converges single or multiple affinity drug agents with advanced plasma membrane technology to create therapeutic filtration devices that selectively remove harmful particles from the entire circulatory system without loss of essential blood components. On June 25, 2013, the United States Food and Drug Administration (FDA) approved an Investigational Device Exemption (IDE) that allows us to initiate human feasibility studies of the Aethlon Hemopurifier® in the U.S. Under the feasibility study protocol, we will enroll ten end-stage renal disease patients who are infected with the Hepatitis C virus (HCV) to demonstrate the safety of Hemopurifier therapy. Successful completion of this study will allow us the opportunity to initiate pivotal studies that are required for market clearance to treat HCV and other disease conditions in the U.S.

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

REVERSE STOCK SPLIT

On April 14, 2015, the Company completed a 1-for-50 reverse stock split. Accordingly, authorized common stock was reduced from 500,000,000 shares to 10,000,000 shares, and each 50 shares of outstanding common stock held by stockholders were combined into one share of common stock. The accompanying consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2013. All shares and per share amounts have been revised accordingly.

UNAUDITED PRO FORMA BALANCE SHEET INFORMATION

During June 2015, as more fully discussed in Note 16, the Company raised approximately $5,592,000 of cash in exchange for units, comprised of common stock and warrants. Due to the significance of such subsequent event, the Company has included an unaudited pro forma balance sheet as of March 31, 2015 in its consolidated balance sheets to present the effect of the subsequent event as if it had occurred on March 31, 2015.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned and controlled subsidiary, ESI. All significant intercompany balances and transactions have been eliminated in consolidation. The Company classifies the noncontrolling interests in ESI as part of consolidated net loss in the fiscal years ended March 31, 2015 and 2014 and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity.

The losses at ESI during the fiscal year ended March 31, 2015 reduced the noncontrolling interests on our consolidated balance sheet by $182,337 from $218,270 at March 31, 2014 to $35,933 at March 31, 2015.

RISKS AND UNCERTAINTIES

We operate in an industry that is subject to intense competition, government regulation and rapid technological change. Our operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, and including the potential risk of business failure.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of consolidated operations or equity.

USE OF ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, realization of long-lived assets, valuation of derivative liabilities, estimating fair value associated with debt and equity transactions and valuation of deferred tax assets. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Accounting standards define "cash and cash equivalents" as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest to be cash equivalents.  As of March 31, 2015 and 2014, we had no assets that were classified as cash equivalents.

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

Other than our derivative liabilities, we do not have any assets or liabilities that are measured at fair value on a recurring basis and, during the years ended March 31, 2015 and 2014, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at two financial institutions in checking accounts and related cash management accounts. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Our March 31, 2015 cash balances were approximately $471,000 over such insured amount. We do not believe that the Company is exposed to any significant risk with respect to its cash.

All of our accounts receivable at March 31, 2015 and 2014 and all of our revenue in the fiscal years ended March 31, 2015 and 2014 were directly from the U.S. Department of Defense or from a subcontract under Battelle, which is a prime contractor with the U.S. Department of Defense.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the fiscal years ended March 31, 2015 and 2014.

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

As of March 31, 2015 and 2014, a total of 2,030,448 and 2,861,492 potential common shares, consisting of shares underlying outstanding stock options, warrants and convertible notes payable were excluded as their inclusion would be antidilutive.

SEGMENTS

Historically, we operated in one segment that was based on our development of therapeutic devices. However in the December 2013 quarter, we initiated the operations of ESI to develop diagnostic tests. As a result, we now operate in two segments, Aethlon for therapeutic applications and ESI for diagnostic applications (See Note 14).

DEFERRED FINANCING COSTS

Costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt using the effective interest method.  We recorded amortization expense related to our deferred financing costs of $118,147 and $863 during the fiscal years ended March 31, 2015 and 2014, respectively.

REVENUE RECOGNITION

DARPA Contract -- With respect to revenue recognition, we entered into a government contract with DARPA and have recognized revenue of $630,887 and $1,466,482 under that contract during the fiscal years ended March 31, 2015 and 2014, respectively. We adopted the Milestone method of revenue recognition for the DARPA contract under ASC 605-28 “Revenue Recognition – Milestone Method” and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method for the fiscal years ended March 31, 2015 and 2014.

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

Battelle Subcontract -- We entered into a subcontract agreement with Battelle Memorial Institute (“Battelle”) in March 2013. Battelle was chosen by DARPA to be the prime contractor on the systems integration portion of the original DARPA contract and we are one of several subcontractors on that systems integration project. The Battelle subcontract is cost-reimbursable under a time and materials basis. We began generating revenues under the subcontract during the three months ended September 30, 2013 and for the fiscal years ended March 31, 2015 and 2014, we recorded revenue of $131,530 and $157,287, respectively, under the Battelle subcontract.

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

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on loss per common share during the years ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Vesting of Stock Options	$416,481	$541,588
Incremental fair value of option Modifications	–	1,914
Vesting Expense Associated with CEO Restricted Stock Grant	–	64,444
Total Stock-Based Compensation Expense	$416,481	$607,946

Weighted average number of common shares outstanding – basic and diluted	5,594,447	3,881,179

Basic and diluted loss per common share	$(0.07)	$(0.16)

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

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2015 was insignificant.

PATENTS

Patents include both foreign and domestic patents. There were several patents pending at March 31, 2015. We capitalize the cost of patents and patents pending, some of which were acquired, and amortize such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. The unamortized costs of patents and patents pending are subject to our review for impairment under our long-lived asset policy above.

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

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred approximately $1,028,000 and $1,509,000 of research and development expenses for the years ended March 31, 2015 and 2014, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial statements.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Management is evaluating significant recent accounting pronouncements that are not yet effective for us, including the new accounting standard on revenue recognition, ASU 2014-09 (Topic 606), the new accounting standard related to presentation of financial statements - going concern qualifications, ASU 2014-15, the new accounting standard on consolidation, ASU 2015-02, the new accounting standard on extraordinary and unusual items on income statements, ASU 2015-01, and the new accounting standard on imputation of interest, simplifying the presentation of debt issuance costs, ASU 2015-03 and have not yet concluded whether any such pronouncements will have a significant effect on our future consolidated financial statements.

2. PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	March 31, 2015	March 31, 2014
Furniture and office equipment, at cost	$385,088	$385,088
Accumulated depreciation	(328,997)	(300,809)
	$56,091	$84,279

Depreciation expense for the years ended March 31, 2015 and 2014 approximated $28,000 and $12,000, respectively.

3. PATENTS

Patents consist of the following:

	March 31, 2015	March 31, 2014
Patents	$157,442	$157,442
Patents pending and trademarks	54,203	54,203
Accumulated amortization	(108,320)	(99,156)
	$103,325	$112,489

Amortization expense for patents for the years ended March 31, 2015 and 2014 approximated $9,000. Future amortization expense on patents is estimated to be approximately $9,000 per year based on the estimated life of the patents. The weighted average remaining life of our patents is approximately 5.5 years.

4. NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2015		March 31, 2014
	Principal Balance	Accrued Interest	Principal Balance	Accrued Interest
12% Notes payable, past due	$–	$–	$185,000	$353,813
10% Note payable, past due	–	–	5,000	6,375
Directors’ Note(s)	–	–	200,000	14,516
Total	$–	$–	$390,000	$374,704

During the fiscal years ended March 31, 2015 and March 31, 2014, we recorded interest expense of $34,515 and $59,901, respectively, related to the contractual interest rates of our notes payable. That interest expense was included in interest and other debt expenses on our consolidated statements of operations.

12% NOTES

From August 1999 through May 2005, we entered into various borrowing arrangements for the issuance of notes payable from private placement offerings (the "12% Notes"). In December 2014 and January 2015, we paid off in full the remaining eight 12% Notes with aggregate payments of $559,626, representing $185,000 in principal and $374,626 of accrued interest.

10% NOTES

In December 2014, we paid off the remaining 10% Note with a payment of $11,750 representing principal of $5,000 and accrued interest of $6,750.

DIRECTORS’ NOTES

In July 2013, we borrowed $400,000 from two of our directors under two 90 day notes for $200,000 each bearing 10% interest (the “Notes”). At the discretion of the holders, if not paid off by October 9, 2013, the noteholders were entitled to (i) convert the principal and accrued interest under the Notes into shares of common stock at $4.40 per share (the “Conversion Price”) and (ii) receive warrants to purchase common stock equal to 50% of the principal converted under the Notes, with an exercise price of $6.60 per share. Additionally, there was a provision for a penalty interest rate of 12%.

That potential conversion price and warrant exercise price were based on the same pricing mechanism that we have used in prior equity unit financings since March 2012 (see Note 6) which are based on 80% of the then current market price of our common stock and with the warrant exercise price based on 120% of the same then current market price. We initially reserved 138,636 shares of common stock to support the conversion of the Notes and accrued interest in full as well as the exercise of the warrants in full (should such conversion and/or issuance occur).

During the fiscal year ended March 31, 2014, the principal of $200,000 and accrued interest of $9,367 were paid on one of the Notes, which extinguished all potential common stock and warrant issuance provisions related to that Note.

During the fiscal year ended March 31, 2015, the holder of the second note converted the principal of $200,000 and accrued interest of $20,349 into 50,079 shares of our common stock per the conversion formula of the Note (see Note 6).

5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consisted of the following at March 31, 2015:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable – Non-Current Portion:
November 2014 10% Convertible Notes	527,780	(372,551)	155,229	21,258
Total – Convertible Notes Payable – Non-Current Portion	527,780	(372,551)	155,229	21,258
Total Convertible Notes Payable	$527,780	$(372,551)	$155,229	$21,258

During the fiscal year ended March 31, 2015, we recorded interest expense of $24,625 related to the contractual interest rates of our convertible notes, interest expense of $155,230 related to the amortization of debt discounts on the convertible notes and interest expense of $118,147 related to the amortization of deferred financing costs for a total of $298,002.

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

Maturities of Non-Current Portion of Convertible Notes Payable – the November 2014 10% Convertible Notes mature on April 1, 2016, which based on the amount outstanding as of March 31, 2015 would be $527,780.

NOVEMBER 2014 10% CONVERTIBLE NOTES

In November 2014, we entered into a Subscription Agreement with two accredited investors providing for the issuance and sale of (i) convertible promissory notes (the “November 2014 10% Convertible Notes”) in the aggregate principal amount of $527,780 and (ii) five year warrants to purchase up to 47,123 shares of Common Stock at a fixed exercise price of $8.40 per share. The November 2014 10% Convertible Notes bear interest at the annual rate of 10% and mature on April 1, 2016.

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

The estimated relative fair value of warrants issued in connection with the November 2014 10% Convertible Notes is recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. We recorded debt discount of $240,133 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than market price of the underlying common stock on the date of issuance, we recorded an additional debt discount of $287,647 related to the beneficial conversion feature. As of March 31, 2015, the $527,780 principal amount outstanding under this agreement is presented net of unamortized debt discount of $372,551.

The November 2014 10% Convertible Notes are convertible at the option of the holders into shares of our common stock at a fixed price of $5.60 per share, for up to an aggregate of 94,246 shares of Common Stock. There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

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

AMENDED AND RESTATED SERIES A 12% CONVERTIBLE NOTES

In June 2010, we entered into Amended and Restated Series A 12% Convertible Promissory Notes (the "Amended and Restated Notes") with the holders of certain promissory notes previously issued by us, extending the due date to December 31, 2010 on the aggregate principal balance of $900,000. During the fiscal year ended March 31, 2013, the holders of $15,000 of the Notes converted their principal and related accrued interest into common stock. During the fiscal year ended March 31, 2015, the holders of the remaining $885,000 of the Notes converted their principal and related accrued interest into common stock. There was no balance remaining at March 31, 2015.

Weiner Note Conversion

On June 24, 2014, we entered into an agreement with the Ellen R. Weiner Family Revocable Trust (the “Trust”), a holder of a Series A 12% Convertible Note (the “Note”), which previously was classified as being in default. As per the agreement, the Trust converted past due principal of $660,000 and accrued interest balance of $343,200 into restricted common stock, representing all amounts outstanding to the Trust.

Additionally, the Trust agreed to waive anti-dilution price protection underlying warrants previously issued to the Trust. On June 26, 2014, three other parties who held similar warrants also agreed to waive their anti-dilution price protection.

Under its agreement, the Trust converted the entire $1,003,200 past due principal and interest balance on the Note, which previously was in default, into an aggregate of 466,365 restricted shares of our common stock and five-year warrants to acquire up to 136,190 shares of our common stock at an exercise price of $2.10 per share (which exercise price was the result of certain contractual price adjustments previously made during 2011) and up to 7,944 shares of our common stock at an exercise price of $5.40 per share (collectively, the “Conversion Securities”). Based on the fair value of the warrants and shares issued to the Trust for the accrued interest, we recorded a loss on settlement of notes of $1,791,421 during the fiscal year ended March 31, 2015.

In exchange for the Trust’s conversion in full of the Note and accrued interest and for the waivers of anti-dilution price protection in the previously issued warrants, in addition to the Conversion Securities, we issued to the Trust 1,500 restricted shares of common stock as a service fee, changed the exercise price of all of the previously issued warrants to $2.10 per share and extended the expiration date of all of the previously issued warrants to July 1, 2018. We valued the 1,500 share service fee at $12,000 based on our closing price on the date of the agreement and recorded that value as interest expense during the June 2014 period.

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

Under the Agreement, the Estate converted the entire $116,970 past due interest balance on the Note, which previously was in default, into an aggregate of 51,837 restricted shares of our common stock. The Estate received five-year warrants to acquire up to 46,429 shares of our common stock at an exercise price of $2.10 per share (which exercise price was the result of certain contractual price adjustments previously made during 2011). Based on our common stock prices during a period of negotiation with the Estate including during calendar year 2013, the Estate also received five-year warrants to acquire up to 2,708 shares of our common stock at an exercise price of $5.40 (collectively known as the “Conversion Securities”). Based on the fair value of the warrants and shares issued to the Estate for the accrued interest, we recorded a loss on settlement of notes of $663,209 during the fiscal year ended March 31, 2015.

In exchange for the Estate’s extension of the Note, conversion of accrued interest and for the waivers of anti-dilution price protection in the previously issued warrants, in addition to the Conversion Securities, we also issued to the Estate 500 restricted shares of common stock as an extension fee and extended the expiration date of all of the previously issued warrants to July 1, 2018. We valued the 500 share extension fee at $4,500 based on our closing price and recorded that value as a deferred financing cost, which we will amortize over the extended two year life of the note.

Bird Estate Conversion

In November 18, 2014, we issued an aggregate of 112,500 shares of common stock to the Estate upon the conversion of an aggregate of $236,250 representing all $225,000 of unpaid principal and $11,250 of unpaid accrued interest due under the Note. The conversion price per share was $2.10.

2008 10% CONVERTIBLE NOTES

In September 2014, we issued to the holder of the remaining 2008 10% Convertible Note units consisting of an aggregate of 9,564 shares of restricted common stock and unit warrants to acquire up to an aggregate of 4,782 shares of common stock at an exercise price of $4.80 per share (see Note 6). The units were issued to the Note holder upon the conversion of an aggregate of $45,906 of unpaid principal and accrued interest due under the Note, which represented the entire amount outstanding under the Note and the Note was retired. We recorded a loss on debt conversion of $65,493 on this transaction.

OCTOBER & NOVEMBER 2009 10% CONVERTIBLE NOTES

In October and November 2009, we raised $430,000 from the sale to accredited investors of 10% convertible notes ("October & November 2009 10% Convertible Notes"). The October & November 2009 10% Convertible Notes matured at various dates between April 2011 and May 2011 and are convertible into our common stock at a fixed conversion price of $12.50 per share. The investors also received matching three year warrants to purchase unregistered shares of our common stock at an exercise price of $12.50 per share. We measured the fair value of the warrants and the beneficial conversion feature of the Notes and recorded a 100% discount against the principal of the notes. Such discount was fully amortized at March 31, 2014.

The following table shows the conversions into principal of the October and November 2009 10% Convertible Notes by fiscal year:

Activity in October & November 2009 10% Convertible Notes
Initial principal balance	$450,250
Conversions during the fiscal year ended March 31, 2010	(70,000)
Conversions during the fiscal year ended March 31, 2011	(175,000)
Conversions during the fiscal year ended March 31, 2012	(130,250)
Conversions during the fiscal year ended March 31, 2013	(25,000)
Conversions during the fiscal year ended March 31, 2014	–
Conversions into equity unit structure during the fiscal year ended March 31, 2015	(50,000)
Balance as of March 31, 2015	$–

As noted in the above table, the remaining balance of the September 2011 Convertible Notes was converted into equity during the fiscal year ended March 31, 2015.

In October 2014, we issued to the holder of the remaining October & November 2009 10% Convertible Note and the April 2010 10% Convertible Note units consisting of an aggregate of 36,716 shares of common stock and unit warrants to acquire up to an aggregate of 18,358 shares of common stock at an exercise price of $7.70 per share. The units were issued to the note holder upon the conversion of an aggregate of $189,087 of unpaid principal and accrued interest due under two promissory notes (the remaining October & November 2009 10% Convertible Note and the April 2010 10% Convertible Note). The amounts converted represented the entire principal and interest outstanding under the notes and the notes held by that holder were retired. We recorded a loss on debt conversion of $92,811 during the fiscal year ended March 31, 2015 related to the conversion of the remaining October & November 2009 10% Convertible Note.

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

In October 2014, we issued to the holder of the remaining October & November 2009 10% Convertible Note and the April 2010 10% Convertible Note units consisting of an aggregate of 36,716 shares of common stock and unit warrants to acquire up to an aggregate of 18,358 shares of common stock at an exercise price of $7.70 per share. The units were issued to the note holder upon the conversion of an aggregate of $189,087 of unpaid principal and accrued interest due under two promissory notes (the remaining October & November 2009 10% Convertible Note and the April 2010 10% Convertible Note). The amounts converted represented the entire principal and interest outstanding under the notes and the notes held by that holder were retired. We recorded a loss on debt conversion of $130,128 during the fiscal year ended March 31, 2015 related to the conversion of the April 2010 10% Convertible Note.

SEPTEMBER 2010 12% CONVERTIBLE NOTES

On September 3, 2010, we entered into a Subscription Agreement with three accredited investors (the “Purchasers”) providing for the issuance and sale of convertible promissory notes and corresponding warrants in the aggregate principal amount of $1,430,000. The initial closing under the Subscription Agreement resulted in the issuance and sale of (i) convertible promissory notes in the aggregate principal amount of $743,600, (ii) five-year warrants to purchase an aggregate of 74,360 shares of our common stock at an exercise price of $15.56 per share, and (iii) five-year warrants to purchase an aggregate of 74,360 shares of our common stock at an exercise price of $21.79 per share. The convertible promissory notes bear interest compounded monthly at the annual rate of ten percent (10%) and mature on April 1, 2016 (see below). The aggregate gross cash proceeds were $650,000, the balance of the principal amount representing a due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of our common stock at a price per share equal to eighty percent (80%) of the average of the three lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market on which the common stock trades or is quoted for the ten (10) trading days preceding the proposed conversion date. Subject to adjustment as described in the notes, the conversion price may not be more than $15.00 nor less than $10.00. There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

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

During the period from October 2011 to February 2014, the Investors had converted, at conversion prices between $2.73 and $3.50 per share, portions of principal and interest outstanding under the Notes and certain other convertible promissory notes previously issued to them by us. Certain antidilution provisions applicable to such notes should have resulted in such conversions being effected at a conversion price of $2.10 per share. Accordingly, pursuant to the Amendments, we issued to the investors an aggregate of 90,142 shares of the Company’s Common Stock, which represents the additional shares of Common Stock that would have been issued to the Investors had such conversions been effected at $2.10 per share.

The Amendments also set the conversion price of the Notes, as well as the exercise price at which shares of our common stock can be purchased under the Warrants, at $2.10 per share. By virtue of the Amendments, the expiration dates of the Warrants also were extended from dates between September 3, 2015 and September 23, 2016 to January 1, 2017.

The following table shows the activity in the September 2010 12% Convertible Notes by fiscal year:

Activity in the September 2010 10% Convertible Notes
Initial principal balance	$743,600
Conversions during the fiscal year ended March 31, 2012	(405,500)
Conversions during the fiscal year ended March 31, 2013	(30,000)
Conversions during the fiscal year ended March 31, 2014	(25,000)
Increase in principal balance due to 12% extension fee	33,972
Conversions during the fiscal year ended March 31, 2015	(317,072)
Balance as of March 31, 2015	$–

As noted in the above table, the remaining balance of the September 2011 Convertible Notes was converted into equity during the fiscal year ended March 31, 2015.

JULY & AUGUST 2011 10% CONVERTIBLE NOTES

During the three months ended September 30, 2011, we raised $357,656 in five separate 10% convertible notes. Those notes had a fixed conversion price of $4.50 per share and carried an interest rate of 10%. The convertible notes matured in July and August 2012. We also issued those investors five year warrants to purchase 79,479 shares of common stock at $6.25 per share.

We measured the fair value of the warrants and the beneficial conversion feature of the notes and recorded a $257,926 discount against the principal of the notes. We amortized this discount using the effective interest method over the term of the note.

Effective March 31, 2014, the holders of three of the five notes totaling $100,000 converted all of their principal and accrued interest into 28,774 shares of our common stock at the contractual conversion price of $4.50 per share.

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

APRIL 2011 12% CONVERTIBLE NOTES

In April 2011, we entered into a Subscription Agreement with two accredited investors (the “Purchasers”) providing for the issuance and sale of convertible promissory notes and corresponding warrants in the aggregate principal amount of $385,000. The closing under the Subscription Agreement resulted in the issuance and sale by us of (i) convertible promissory notes in the aggregate principal amount of $385,000, (ii) five-year warrants to purchase an aggregate of 80,080 shares of our common stock at an exercise price of $6.25 per share, and (iii) five-year warrants to purchase an aggregate of 80,080 shares of our common stock at an exercise price of $8.75 per share. The convertible promissory notes bear interest compounded monthly at the annual rate of 10% and mature on April 1, 2016 (see below). The aggregate gross cash proceeds to us were $350,000, the balance of the principal amount representing a due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of our common stock at a price per share equal to eighty percent (80%) of the average of the three lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market on which the common stock trades or is quoted for the ten (10) trading days preceding the proposed conversion date. Subject to adjustment as described in the notes, the conversion price may not be more than $10.00 nor less than $5.00. There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

In addition, we issued (i) five-year warrants to purchase an aggregate of 16,250 shares of our common stock at an exercise price of $6.25 per share, and (ii) five-year warrants to purchase an aggregate of 16,250 shares of our common stock at an exercise price of $8.75 per share to the Purchasers. These warrants were issued as an antidilution adjustment under certain common stock purchase warrants held by the Purchasers that were acquired from us in September 2010.

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

During the period from October 2011 to February 2014, the Investors had converted, at conversion prices between $2.73 and $3.50 per share, portions of principal and interest outstanding under the Notes and certain other convertible promissory notes previously issued to them by us. Certain antidilution provisions applicable to such notes should have resulted in such conversions being effected at a conversion price of $2.10 per share. Accordingly, pursuant to the Amendments, we issued to the investors an aggregate of 90,142 shares of the Company’s Common Stock, which represents the additional shares of Common Stock that would have been issued to the Investors had such conversions been effected at $2.10 per share.

The Amendments also set the conversion price of the Notes, as well as the exercise price at which shares of our common stock can be purchased under the Warrants, at $2.10 per share. By virtue of the Amendments, the expiration dates of the Warrants also were extended from dates between September 3, 2015 and September 23, 2016 to January 1, 2017.

The following table shows the conversions into principal of the April 2011 12% Convertible Notes by fiscal year:

Activity in the April 2011 12% Convertible Notes
Initial principal balance	$400,400
Increase in principal balance due to extension fee	48,048
Conversions during the fiscal year ended March 31, 2015	(448,448)
Balance as of March 31, 2015	$–

As noted in the above table, the remaining balance of the April 2011 Convertible Notes was converted into equity during the fiscal year ended March 31, 2015.

SEPTEMBER 2011 CONVERTIBLE NOTES

In September 2011, we issued $253,760 of convertible notes, convertible at $3.50 per share. Such notes originally matured in September 2012.

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

Prior to the Amendments, the Notes were past maturity and were in default, resulting in the accrual of interest at the applicable default interest rate. The Amendments extended the maturity date of each of the Notes to April 1, 2016, which permits us to classify them as long-term liabilities. As a result of the Amendments, the Notes are no longer in default and the non-default interest rate for all of the Notes was set at 12% per annum, which represents a reduction from the default interest rates of 15% at which interest had been accruing. By entering into the Amendments, we also agreed to increase the currently outstanding principal amount of the Notes by 12%, which in the case of the September 2011 Notes, they increased from $9,760 to $10,931.

During the period from October 2011 to February 2014, the Investors had converted, at conversion prices between $2.73 and $3.50 per share, portions of principal and interest outstanding under the Notes and certain other convertible promissory notes previously issued to them by us. Certain antidilution provisions applicable to such notes should have resulted in such conversions being effected at a conversion price of $2.10 per share. Accordingly, pursuant to the Amendments, we issued to the investors an aggregate of 90,142 shares of the Company’s Common Stock, which represents the additional shares of Common Stock that would have been issued to the Investors had such conversions been effected at $2.10 per share.

The Amendments also set the conversion price of the Notes, as well as the exercise price at which shares of our common stock can be purchased under the Warrants, at $2.10 per share. By virtue of the Amendments, the expiration dates of the Warrants also were extended to January 1, 2017.

The following table shows the conversions into principal of the September 2011 Convertible Notes by fiscal year:

Activity in the September 2011 Convertible Notes
Initial principal balance	$253,760
Conversions during the fiscal year ended March 31, 2012	(15,000)
Conversions during the fiscal year ended March 31, 2013	(60,000)
Conversions during the fiscal year ended March 31, 2014	(169,000)
Increase in principal balance due to extension fee	1,171
Conversions during the fiscal year ended March 31, 2015	(10,931)
Balance as of March 31, 2015	$–

As noted in the above table, the remaining balance of the September 2011 Convertible Notes was converted into equity during the fiscal year ended March 31, 2015.

LAW FIRM NOTE

On March 22, 2012, we entered into a Promissory Note with our corporate law firm for the amount of $75,000, which represented the majority of the amount we owed to that firm at that time. The Promissory Note originally had a maturity date of December 31, 2012 and bore interest at 5% per annum. The note was convertible at the option of the holder into shares of our common stock at a 10% discount to the market price of the common stock on the date prior to conversion with a floor price on such conversions of $4.00 per share. The holder subsequently agreed to extend the Maturity Date of the Note first to October 1, 2013, then to September 30, 2013, and then the expiration date of this note was again extended to October 1, 2014.

In November 2014, we paid off in full the Law Firm Note with a cash payment of $50,000 and an issuance of 3,400 common shares.

6. EQUITY TRANSACTIONS

COMMON STOCK AND WARRANTS

Aethlon Medical, Inc. Equity Transactions in the Fiscal Year Ended March 31, 2015.

Equity Unit Investments in the Fiscal Year Ended March 31, 2015

In the three months ended June 30, 2014, we completed unit subscription agreements with seven accredited investors pursuant to which we issued 43,849 shares of our common stock and 21,924 warrants to purchase our common stock for net cash proceeds of $320,800. Such warrants have exercise prices ranging from $9.65 to $11.80 per share.

During the three months ended September 30, 2014, we issued and sold to three accredited investors units consisting of (a) two thousand (2,000) restricted shares of our common stock, par value $.001 per share, at prices per share ranging from $4.55 to $4.70 and (b) a five-year warrant to purchase one thousand (1,000) shares of common stock at exercise prices ranging from $6.80 to $7.15 per share. In total, the investors purchased for cash an aggregate of $90,000 of units. The investors acquired an aggregate of 19,500 shares of common stock and warrants to acquire up to an aggregate of 9,750 shares of Common Stock.

During the three months ended December 31, 2014, we issued and sold to eight accredited investors units consisting of (a) 2,000 restricted shares of our common stock at prices per share ranging from $5.25 to $5.70 and (b) a five-year warrant to purchase 1,000 shares of common stock at exercise prices ranging from $7.70 to $8.35 per share. In total, the investors purchased for cash an aggregate of $502,700 of units. The investors acquired an aggregate of 90,125 shares of common stock and warrants to acquire up to an aggregate of 45,063 shares of common stock.

During the three months ended December 31, 2014, we sold $3,300,000 of units at a price of $15.00 per unit (the “December Financing”). Each unit consists of one share of common stock and a warrant to purchase 1.2 shares of common stock at an exercise price per share of $15.00. We sold a total of 220,000 units in the financing consisting of 220,000 shares of common stock and warrants to purchase 264,000 shares of common stock at an exercise price of $15.00 per share.

Roth Capital Partners, LLC served as sole placement agent for the December Financing and received a cash fee of $231,000, expense reimbursement of $25,000, and a five-year warrant to purchase 11,000 shares of common stock at an exercise price of $15.00 per share for its services in the financing. In addition, we paid $10,000 in legal expenses to the investors’ counsel. We also paid $32,572 to our counsel related to this financing. The net proceeds to us after the placement fee and legal fees were $3,001,428.

Note Conversions in the Fiscal Year Ended March 31, 2015

As discussed above in Note 5, during the three months ended June 30, 2014, we issued 314,286 shares of restricted common stock to the holder of one of the Series A 12% Convertible Notes in exchange for the conversion in full of the $660,000 principal balance of that note, 152,079 shares of restricted common stock in exchange for conversion of $343,200 of accrued interest and 75,000 shares of restricted common stock as a restructuring fee. During that period, we also issued the other holder of the Series A 12% Convertible Notes 51,837 shares of restricted common stock in exchange for conversion of $116,970 of accrued interest and 500 shares of restricted common stock as a restructuring fee.

During the three months ended September 30, 2014, we issued 38,750 shares of restricted common stock to the holders of three convertible notes in exchange for the partial or full conversion of principal and interest in the aggregate amount of $81,375 at a conversion price of $2.10 per share.

On July 24, 2014, we issued an aggregate of 50,079 shares of restricted common stock and a seven-year warrant to issue up to 25,040 shares of common stock at an exercise price of $6.60 per share to Dr. Chetan Shah, a director. The common stock and warrant were issued to Dr. Shah upon the conversion of an aggregate of $220,349 of unpaid principal and accrued interest due under a 10% Convertible Note previously issued to Dr. Shah by us on July 9, 2013.

On September 17, 2014, we issued to the holder of the remaining 2008 10% Convertible Note units consisting of an aggregate of 9,564 shares of restricted common stock and unit warrants to acquire up to an aggregate of 4,782 shares of common stock at an exercise price of $4.80 per share (see Note 5). The units were issued to the note holder upon the conversion of an aggregate of $45,906 of unpaid principal and accrued interest due under the promissory note, which represented the entire amount outstanding under the note. We recorded a loss on debt conversion of $65,493 on this transaction.

During the three months ended December 31, 2014, we issued an aggregate of 284,745 shares of common stock to two accredited investors upon the conversion of an aggregate of $597,965 of unpaid principal and accrued interest due under promissory notes we previously issued to the investors. The conversion price per share was $2.10 (see Note 5).

During the three months ended December 31, 2014, we issued an aggregate of 112,500 shares of common stock to convert in full the outstanding principal balance of $225,000 and interest balance of $11,250 on the remaining note from 2010 through the issuance of 112,500 shares of common stock. The conversion price per share was $2.10 (see Note 5).

During the three months ended December 31, 2014, we issued to an accredited investor units consisting of an aggregate of 36,716 shares of common stock and warrants to acquire up to an aggregate of 18,358 shares of common stock at an exercise price of $5.15 per share. The units were issued to the investor upon the conversion of an aggregate of $189,087 of unpaid principal and accrued interest due under two promissory notes we previously issued to the investor. The amounts converted represented the entire principal and interest outstanding under the notes and the notes held by that holder were retired (see Note 5).

During the three months ended March 31, 2015, we issued an aggregate of 98,688 shares of Common Stock to an accredited investor upon the conversion of an aggregate of $207,245 of unpaid principal due under a convertible promissory note previously issued to the investor. The conversion price per share was $2.10 (see Note 6).

Common Stock Issuances in the Fiscal Year Ended March 31, 2015

During the three months ended June 30, 2014, we issued 4,383 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $8.50 per share in payment for legal services, internal controls consulting services and regulatory consulting services collectively valued at $38,268 based on the value of the services provided.

During the three months ended September 30, 2014, we issued 7,199 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $7.00 per share in payment for legal and scientific consulting services valued at $49,090 based on the value of the services provided.

During the three months ended September 30, 2014, we issued 7,806 shares of restricted common stock at an average price of $9.50 per share in payment for investor relations consulting services valued at $75,000 based on the value of the services provided.

During the three months ended December 31, 2014, we issued 7,486 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $7.30 per share in payment for legal and scientific consulting services valued at $54,800 based on the value of the services provided.

During the three months ended December 31, 2014, we issued 780 shares of restricted common stock at an average price of $10.50 per share in payment for investor relations consulting services valued at $8,000 based on the value of the services provided.

Warrant Exercises and Issuance of New Warrants upon Exercise in the Fiscal Year Ended March 31, 2015

During the three months ended September 30, 2014, we issued to four investors 53,465 shares of restricted common stock through the cash exercise of eight warrants for $259,474 of cash at an average exercise price of approximately $5.00 per share. As an inducement to those investors, we issued them replacement warrants to acquire up to an aggregate of 53,465 shares of common stock on the same terms as the warrants they exercised.

During the three months ended December 31, 2014, we issued an aggregate of 113,422 shares of common stock and seven-year warrants to issue up to an aggregate of 113,422 shares of common stock at exercise prices ranging from $4.65 to $5.80 per share to eight accredited investors. One of the investors was Dr. Chetan Shah, one of our directors. We issued the common stock and warrants to the investors upon the cash exercise of previously issued warrants held by them. The investors paid an aggregate of $579,251 upon exercise of the previously outstanding warrants at exercise prices ranging from $4.65 to $5.80 per share.

Debt Reduction in the Fiscal Year Ended March 31, 2015

During the three months ended December 31, 2014, we paid off in full the outstanding principal balance and interest balance on the Law Firm Note with a cash payment of $50,000 and an issuance of 3,400 common shares (see Note 4).

Issuance of Convertible Notes in the Fiscal Year Ended March 31, 2015

During the three months ended December 31, 2014, we sold to two accredited investors (i) convertible promissory notes in the aggregate principal amount of $527,780 and (ii) five year warrants to purchase up to 47,123 shares of common stock at a fixed exercise price of $8.40 per share. The convertible promissory notes bear interest at the annual rate of 10% and mature on April 1, 2016. The aggregate gross cash proceeds to us were $415,000 after subtracting legal fees of $35,000; the balance of the principal amount of the notes represents a $27,780 due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of our common stock at a fixed price of $5.60 per share, for up to an aggregate of 94,246 shares of common stock (see Note 5).

Warrant Exercises in the Fiscal Year Ended March 31, 2015

During the three months ended December 31, 2014, we issued an aggregate of 430,333 shares of common stock to accredited investors upon the exercise of previously issued warrants. The warrants were exercised on a cashless or “net” basis. Accordingly, we did not receive any proceeds from such exercises. The cashless exercise of such warrants resulted in the cancellation of previously issued warrants to purchase an aggregate of 605,304 shares of common stock.

During the three months ended March 31, 2015, we issued 3,574 shares of common stock to an accredited investor upon the exercise of a previously issued warrant. The warrant was exercised on a cashless or “net” basis. Accordingly, we did not receive any proceeds from such exercise. The cashless exercise of the warrant resulted in the cancellation of a portion of the previously issued warrant to purchase an aggregate of 1,602 shares of common stock.

Stock Option Exercises in the Fiscal Year Ended March 31, 2015

During the three months ended December 31, 2014, two former employees exercised stock options to purchase 1,000 common shares through a cash payment of $9,500 with an exercise price of $9.50 per share.

Aethlon Medical, Inc. Equity Transactions in the Fiscal Year Ended March 31, 2014

Common Stock Issuances in the Fiscal Year Ended March 31, 2014:

In June 2013, we completed a unit subscription agreement with three accredited investors pursuant to which we issued 31,605 shares of our common stock and 15,802 warrants to purchase our common stock for net cash proceeds of $128,000. Such warrants have an exercise price of $6.05 per share.

In June 2013, we issued to our CEO the remaining 68,000 shares under his restricted share grant, all of which were vested.

During the three months ended June 30, 2013, we issued 73,506 shares of restricted common stock to the holders of three notes issued by the Company in exchange for the partial conversion of principal and interest in an aggregate amount of $246,500 at an average conversion price of $3.35 per share.

During the three months ended June 30, 2013, we issued 4,455 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $4.88 per share in payment for legal services valued at $21,750 based on the value of the services provided.

In August 2013, we completed a unit subscription agreement with four accredited investors (the “Purchasers”) pursuant to which we issued 18,018 shares of our common stock and 9,009 warrants to purchase our common stock in exchange for net cash proceeds of $100,000. Such warrants have an exercise price of $8.35 per share.

During the three months ended September 30, 2013, we issued 18,670 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $6.83 per share in payment for legal and scientific consulting services valued at $127,593 based on the value of the services provided.

During the three months ended September 30, 2013, we issued 23,367 shares of restricted common stock at an average price of $4.92 per share in payment for investor relations and public relations services valued at $115,000 based on the value of the services provided.

During the three months ended September 30, 2013, we issued 55,907 shares of restricted common stock to the holders of four notes issued by the Company in exchange for the partial or full conversion of principal and interest in an aggregate amount of $173,960 at an average conversion price of $3.11 per share.

During the three months ended December 31, 2013, we entered into a unit purchase agreement and subscription agreements with 32 accredited investors pursuant to which we issued 287,344 shares of our common stock and warrants to purchase our common stock for gross cash proceeds of $1,795,900. Such warrants have an exercise price of $11.00 per share. A FINRA registered broker-dealer was engaged as placement agent in connection with the above Unit Purchase Agreement. We paid the placement agent an aggregate cash fee in the amount of $270,508 and will issue the placement agent or its designees warrants to purchase an aggregate of 43,102 shares of our common stock. We also paid $78,360 in other costs and fees, including legal fees, blue sky fees and escrow costs. The net proceeds that we received totaled $1,447,032.

During the three months ended December 31, 2013, we issued 29,304 shares of restricted common stock to the holders of two notes issued by us in exchange for the partial or full conversion of accrued interest in an aggregate amount of $80,000 at an average conversion price of $2.73 per share.

During the three months ended March 31, 2014, we issued 52,764 shares of restricted common stock to the holders of five notes issued by us in exchange for the partial or full conversion of accrued interest in an aggregate amount of $226,316 at an average conversion price of $4.29 per share.

During the three months ended March 31, 2014, we issued 6,935 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $9.41 per share in payment for legal services valued at $65,250 based on the value of the services provided.

During the three months ended March 31, 2014, we issued 7,996 shares of restricted common stock at an average price of $7.82 per share in payment for investor relations and public relations services valued at $62,500 based on the value of the services provided.

On March 31, 2014, we entered into extension agreements with three noteholders (see Note 5). In conjunction with the extension agreements, we agreed to issue to the noteholders an aggregate 90,142 shares of restricted common stock as a result of the noteholders invoking the antidilution protection on their notes.

In March 2014, a former director exercised 3,659 in vested stock options through the contribution of $2,000 in cash and $13,000 in accrued expenses owed to him based on the exercise price of $4.10 per share.

During the fiscal year ended March 31, 2014, we issued 254,325 shares of restricted common stock in connection with cashless warrant exercises discussed elsewhere in this footnote.

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

On December 13, 2013, ESI entered into a second stock purchase agreement with three accredited investors, pursuant to which such investors purchased an aggregate of 80,000 shares of ESI’s common stock at a purchase price of $5.00 per share, for an aggregate purchase price of $400,000 in cash.

The aggregate gross proceeds received by ESI under these two transactions above were $1,500,000. As a result of these transactions the Company’s percentage ownership of the outstanding common stock of ESI was reduced from 100% to 80%.

One of the investors was Dr. Chetan Shah, a director of the Company. Dr. Shah purchased 70,000 ESI shares for an aggregate purchase price of $350,000.

WARRANTS:

A summary of the aggregate warrant activity for the years ended March 31, 2015 and 2014 is presented below:

	Year Ended March 31,
	2015		2014
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	1,414,190	$5.00	1,512,946	$5.50
Granted	806,478	$8.46	290,610	$9.00
Exercised	(590,659)	$4.29	(254,324)	$4.00
Cancelled/Forfeited	(199,271)	$7.11	(135,042)	$5.50
Outstanding, end of year	1,430,738	$6.84	1,414,190	$5.00
Exercisable, end of year	1,430,738	$6.84	1,414,190	$5.00
Weighted average estimated fair value of warrants granted		$11.83		$4.50

The following outlines the significant weighted average assumptions used to estimate the fair value of warrants granted utilizing the Binomial Lattice option pricing model:

Year Ended March 31,
	2015	2014
Risk free interest rate	0.79%-2.29%	1.3%-2.04%
Average expected life	5 to 7 years	5 to 7 years
Expected volatility	87.8% - 107.4%	91.2% - 98.5%
Expected dividends	None	None

The detail of the warrants outstanding and exercisable as of March 31, 2015 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$5.00 or Below	528,657	3.77	$2.62	528,657	$2.62
$5.20 - $9.00	605,152	4.37	$6.66	605,152	$6.66
$9.65 - $15.00	296,929	4.71	$14.70	296,929	$14.70
	1,430,738			1,430,738

STOCK OPTIONS:

2000 STOCK OPTION PLAN

Our 2000 Stock Option Plan provides for the grant of incentive stock options to our full-time employees (who may also be directors) and nonstatutory stock options to non-employee directors, consultants, customers, vendors or providers of significant services. The exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant or, in the case of an optionee who owns more than 10% of the total combined voting power of all classes of our outstanding stock, not be less than 110% of the fair market value on the date of grant. The exercise price, in the case of any nonstatutory stock option, must not be less than 75% of the fair market value of the common stock on the date of grant. The amount reserved under the 2000 Stock Option Plan is 10,000 options.

At March 31, 2015, all of the grants previously made under the 2000 Stock Option Plan had expired and 200 restricted shares had been issued under the plan, with 9,800 available for future issuance.

2003 CONSULTANT STOCK PLAN

Our 2003 Consultant Stock Plan, as amended from time to time (the "Stock Plan"), adopted by us in August 2003, advances our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our common stock. Over several years, we issued 150,000 shares under the Stock Plan and discontinued using the Stock Plan in October 2012.

2010 STOCK INCENTIVE PLAN

In August 2010, we adopted the 2010 Stock Incentive Plan, which provides incentives to attract, retain and motivate employees and directors whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through awards of options, the right to purchase common stock, stock bonuses and stock appreciation rights and other awards. A total of 70,000 common shares were initially reserved for issuance under the 2010 Stock Incentive Plan.

In August 2010, we filed a registration statement on Form S-8 for the purpose of registering 70,000 common shares issuable under this plan under the Securities Act, and in July 2012, we filed a registration statement on Form S-8 for the purpose of registering 100,000 common shares issuable under this plan under the Securities Act.

At March 31, 2015, we had 28,845 shares available under this plan.

2012 DIRECTORS COMPENSATION PROGRAM

In July 2012, our Board of Directors approved a board compensation program that modifies and supersedes the 2005 Directors Compensation Program, which was previously in effect. Under the 2012 program, in which only non-employee directors may participate, an eligible director will receive a grant of $35,000 worth of ten-year options to acquire shares of common stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the common stock for the five trading days preceding the first day of the fiscal year. In addition, under this program, eligible directors will receive cash compensation equal to $500 for each committee meeting attended and $1,000 for each formal board meeting attended.

In the fiscal year ended March 31, 2013, our Board of Directors granted ten-year options to acquire an aggregate of 33,342 shares of our common stock, all with an exercise price of $3.80 per share, to our four outside directors under the 2012 program.

In the fiscal year ended March 31, 2014, our Board of Directors granted ten-year options to acquire an aggregate of 31,911 shares of our common stock, all with an exercise price of $4.10 per share, to our five outside directors under the 2012 program.

In the fiscal year ended March 31, 2015, our Board of Directors granted ten-year options to acquire an aggregate of 11,053 shares of our common stock, all with an exercise price of $9.50 per share, to our three outside directors under the 2012 program.

At March 31, 2015 we had issued 26,757 options under the old 2005 program to outside directors and 79,309 options to employee-directors, 21,756 outside directors’ options had been forfeited, 5,000 outside directors’ options had been exercised, 79,309 employee-directors’ options had been forfeited and no options under the old 2005 program remained outstanding.

On June 6, 2014, our Board of Directors approved certain changes to the 2012 program. Under this modified program, a new eligible director will receive an initial grant of $50,000 worth of options to acquire shares of common stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the common stock for the five trading days preceding the first day of the fiscal year. These options will have a term of ten years and will vest 1/3 upon grant and 1/3 upon each of the first two anniversaries of the date of grant. In addition, at the beginning of each fiscal year, each existing director eligible to participate in the modified 2012 program also will receive a grant of $35,000 worth of options valued at the exercise price based on the average of the closing bid prices of the common stock for the five trading days preceding the first day of the fiscal year. Such options will vest on the first anniversary of the date of grant. In lieu of per meeting fees, eligible directors will receive an annual board retainer fee of $30,000. The modified 2012 program also provides for the following annual retainer fees: Audit Committee Chair - $5,000, Compensation Committee chair - $5,000, Audit Committee member - $4,000, Compensation Committee member - $4,000 and lead independent director - $15,000.

STAND-ALONE GRANTS

From time to time our Board of Directors grants restricted stock or common share purchase options or warrants to selected directors, officers, employees and consultants as equity compensation to such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

On June 8, 2009, our Board of Directors approved the grant to Mr. Joyce of 80,000 shares of restricted common stock at a price per share of $12.00, the vesting and issuance of which occurred in equal installments over a thirty-six-month period that commenced on June 30, 2010.

As of March 31, 2015, we had issued 499,763 options (of which 146,810 have been exercised or cancelled) and authorized the issuance of 80,000 shares of restricted stock outside of the 2005 Directors Compensation Plan, the 2012 Directors Compensation Plan, the 2000 Stock Option Plan, the 2003 Consultant Stock Plan and the 2010 Incentive Stock Plan.

The following is a summary of the stock options outstanding at March 31, 2015 and 2014 and the changes during the years then ended:

	Year Ended March 31,
	2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	522,668	$12.50	421,916	$14.00
Granted	59,453	$9.50	104,411	$4.50
Exercised	(1,000)	$9.50	(3,659)	$4.00
Cancelled/Forfeited	(79,431)	$18.76	–	$–
Outstanding, end of year	501,690	$11.00	522,668	$12.50
Exercisable, end of year	418,923	$12.00	449,751	$13.50
Weighted average estimated fair value of options granted		$9.50		$6.50

The following outlines the significant weighted average assumptions used to estimate the fair value with respect to stock options utilizing the Binomial Lattice option pricing model for the years ended March 31, 2015 and March 31, 2014:

	Year Ended March 31,
	2015	2014
Risk free interest rate	2.60%	0.38% to 2.65%
Average expected life	10 years	3 to 10 years
Expected volatility	90.23%	91.05% to 102.67%
Expected dividends	None	None

The detail of the options outstanding and exercisable as of March 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$4.00 - $9.50	190,547	8.56 years	$6.03	107,780	$5.56
$10.50 - $12.50	220,143	4.25 years	$11.98	220,143	$11.98
$18.00 - $20.50	91,000	3.05 years	$19.13	91,000	$19.13
	501,690			418,923

We recorded stock-based compensation expense related to share issuances and to options granted totaling $416,481 and $607,946 for the fiscal years ended March 31, 2015 and 2014, respectively. These expenses were recorded as stock compensation included in payroll and related expenses in the accompanying consolidated statement of operations for the years ended March 31, 2015 and 2014.

Our total stock-based compensation for fiscal years ended March 31, 2015 and 2014 included the following:

	March 31, 2015	March 31, 2014
Vesting of restricted stock grant	$–	$64,444
Incremental fair value of option modifications	–	1,914
Vesting of stock options	416,481	541,588
Total Stock-Based Compensation	$416,481	$607,946

As of March 31, 2015, we had $341,982 of remaining unrecognized stock option expense, which is expected to be recognized over a weighted average remaining vesting period of 1.10 years.

On March 31, 2015, our stock options had a negative intrinsic value since the closing price on that date of $9.50 per share was below the weighted average exercise price of our stock options.

7. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Historically, certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. During the fiscal year ended March 31, 2015, we repaid to related parties all amounts due that was accrued prior to April 1, 2014. These unsecured and non-interest-bearing liabilities have been included as due to related parties in the accompanying consolidated balance sheets.

Other related party transactions are disclosed elsewhere in these notes to consolidated financial statements.

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	March 31,	March 31,
	2015	2014
Accrued interest	$21,258	$1,165,335
Accrued legal fees	–	179,465
Accrued liquidated damages	–	362,800
Other accrued liabilities	64,473	147,774
Total other current liabilities	$85,731	$1,855,374

9. INCOME TAXES

For the years ended March 31, 2015 and 2014, we had no income tax expense due to our net operating losses and 100% deferred tax asset valuation allowance.

At March 31, 2015 and 2014, we had net deferred tax assets as detailed below. These deferred tax assets are primarily composed of capitalized research and development costs and tax net operating loss carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a 100% valuation has been established to offset the net deferred tax assets.

Significant components of our net deferred tax assets at March 31, 2015 and 2014 are shown below:

	YEAR ENDED MARCH 31,
	2015	2014

Deferred tax assets:
Capitalized research and development	$3,442,000	$3,442,000
Net operating loss carryforwards	17,927,000	15,193,000
Total deferred tax assets	21,369,000	18,635,000

Total deferred tax liabilities	–	–

Net deferred tax assets	21,369,000	18,635,000
Valuation allowance for deferred tax assets	(21,369,000)	(18,635,000)

Net deferred tax assets	$–	$–

At March 31, 2015, we had tax net operating loss carryforwards for federal and state purposes approximating $46 million and $38 million, which begin to expire in the year 2021.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the years ended March 31, 2015 and 2014 due to the following:

	2015	2014

Income taxes (benefit) at federal statutory rate of 34%	$(2,373,000)	$(4,541,000)
State income tax, net of federal benefit	(418,000)	(156,000)
Tax effect on non-deductible expenses and credits	1,524,000	4,297,000
Change in valuation allowance[1]	1,267,000	400,000
	$–	$–

Pursuant to Internal Revenue Code Sections 382, use of our tax net operating loss carryforwards may be limited.

ASC 740, “Income Taxes”, clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements, and prescribes recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended March 31, 2015 and 2014, we did not recognize any interest or penalties relating to tax matters.

At and for the years ended March 31, 2015 and 2014, management does not believe the Company has any uncertain tax positions. Accordingly, there are no unrecognized tax benefits at March 31, 2015 or March 31, 2014.

Our tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state. We are currently not under examination by any taxing authorities.

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

At March 31, 2015, we no longer had any derivative liabilities as all of the holders of the financial instruments that had price antidilution protection waived such price antidilution protection.

Our fair value measurements at the March 31, 2014 reporting date are classified based on the valuation technique level noted in the table below:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities	$–	$–	$10,679,067
Total Assets	$–	$–	$10,679,067

The following outlines the significant weighted average assumptions used to estimate the fair value information presented for the fiscal year ended March 31, 2014 in connection with our April 2011 convertible note, July & August 2011 10% convertible notes and the September 2011 convertible note offerings and with respect to warrant and embedded conversion option derivative instruments utilizing the Binomial Lattice option pricing model:

Fiscal Year Ended March 31, 2014
Risk free interest rate	0.02% - 0.79%
Average expected life	0.25 – 2.8 years
Expected volatility	58.0% - 103.1%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the year ended March 31, 2014:

	April 1, 2013	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	Reclassification of Derivative Liability to Paid in capital	March 31, 2014

Derivative liabilities	$3,588,239	$–	$5,729,780	$1,361,048	$10,679,067

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

Fiscal Year Ended March 31, 2015

During the fiscal year ended March 31, 2015, we invoiced the Defense Advanced Research Projects Agency for four milestones totaling $630,887. The details of those milestones were as follows:

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

Milestone M9 – Target capture > 90% in 24 hours for at least 3 targets ex vivo in blood or blood components using the optimized cartridge. The milestone payment was $197,361. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We demonstrated that we were able to capture approximately 90% in 24 hours for at least 3 targets ex vivo in blood or blood components using the optimized cartridge. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone M11 - Develop a strategic plan for developing an alternate method of producing galanthus nivalis agglutinin by cloning the gene into an alternate vector and identify potential partners for such production.  The milestone payment was $186,164. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We demonstrated that we developed a strategic plan for developing an alternate method of producing GNA by cloning the gene into an alternate vector and identified potential partners for such production. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

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

12. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of the fiscal years ended March 31, 2015 and 2014, we did not deem any unusual or infrequently occurring items or adjustments to be material to our fourth quarter results.

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

LEASE COMMITMENTS

We currently rent approximately 2,600 square feet of executive office space at 9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123 at the rate of $6,054 per month on a four year lease that expires in January 2019. We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $4,560 per month on a one year lease that expires in October 2015.  Our current plans are to renew the lease prior to expiration.

Our Exosome Sciences, Inc. subsidiary rents approximately 2,055 square feet of office and laboratory space at 11 Deer Park Drive, South Brunswick, NJ at the rate of $3,917 per month on a one year lease that expires in October 2015. Our current plans are to renew the lease prior to expiration.

Rent expense approximated $167,000 and $163,000 for the fiscal years ended March 31, 2015 and 2014, respectively. As of March 31, 2015, our commitments under the lease agreements are as follows:

	Fiscal Year Ended March 31,
	2016	2017	2018	2019
9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123 office lease	$73,048	$75,512	$78,156	$67,018

11585 Sorrento Valley Road, Suite 109, San Diego, CA 92121 office lease	31,923	–	–	–

11 Deer Park Drive, South Brunswick, NJ office lease	27,423	–	–	–

Total Lease Commitments	$132,394	$75,512	$78,156	$67,018

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

The following tables set forth certain information regarding our segments and other operations that conforms to the consolidated balance sheet and statement of operations presented in this Report:

	Fiscal Years Ended March 31,
	2015	2014
Revenues:
Aethlon	$762,417	$1,623,769
ESI	–	–
Total Revenues	$762,417	$1,623,769

Operating Losses:
Aethlon	$(3,081,169)	$(2,651,863)
ESI	(911,684)	(404,065)
Total Operating Loss	$(3,992,853)	$(3,055,928)

Net Losses:
Aethlon	$(6,067,810)	$(13,357,232)
ESI	(911,684)	(81,730)
Net Loss Before Non-Controlling Interests	$(6,979,494)	$(13,438,962)

Cash:
Aethlon	$721,689	$208,259
ESI	133,907	1,042,020
Total Cash	$855,596	$1,250,279

Total Assets:
Aethlon	$1,159,910	$597,026
ESI	220,678	1,098,076
Total Assets	$1,380,588	$1,695,102

Capital Expenditures:
Aethlon	$–	$37,313
ESI	–	58,743
Capital Expenditures	$–	$96,056

Depreciation and Amortization:
Aethlon	$17,770	$11,549
ESI	19,582	9,538
Total Depreciation and Amortization	$37,352	$21,087

Interest Expense:
Aethlon	$349,923	$1,282,638
ESI	–	4,583
Total Interest Expense	$349,923	$1,287,221

15. SUBSEQUENT EVENTS (UNAUDITED)

Management has evaluated events subsequent to March 31, 2015 through the date that the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Reverse Split

On April 14, 2015, we completed a 1-for-50 reverse stock split. Accordingly, authorized common stock was reduced from 500,000,000 shares to 10,000,000 shares, and each 50 shares of outstanding common stock held by stockholders were combined into one share of common stock. The accompanying consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2013. All share and per share amounts have been revised accordingly.

Government Contracts

Subsequent to March 31, 2015, we billed $186,164 under our DARPA contract and billed $6,344 under the Battelle subcontract and we collected $384,882 under both contracts.

Common Stock Issuances

Subsequent to March 31, 2015, we issued 951 shares of common stock as the result of rounding up of fractional shares that arose due to our reverse stock split.

June 2015 Financing – See Note 16 below

NOTE 16 – PRO FORMA BALANCE SHEET (UNAUDITED)

Management has presented unaudited pro forma balance sheet information as if the subsequent event discussed below had occurred on March 31, 2015. Such pro forma information is subject to future adjustment as management determines the final accounting for such transaction.

June 2015 Financing

In June 2015, we sold units (the “Units”), comprised of common stock and warrants, in exchange for net proceeds of $5,591,988, to certain accredited investors, including three institutional investors (collectively the “Purchasers”) at a price of $6.30 per Unit (the “Agreement”). Each Unit consists of one share of common stock and .75 of a five-year warrant to purchase one share of common stock at an exercise price of $6.30 per share. We issued 952,383 shares of common stock and warrants to purchase 714,286 shares of common stock

Roth Capital Partners served as placement agent for the transaction and will receive 32,371 warrants for its services as well as a cash commission of $285,512 and $75,000 for its legal expenses in the transaction. We intend to use the proceeds to fund the clinical advancement of the Aethlon Hemopurifier and for general corporate purposes.

As part of the terms of the Agreement, we entered into a Registration Rights Agreement with the Purchasers pursuant to which we agreed to file a registration statement to register for resale the shares of common stock issued, as well as the shares of common stock underlying the warrants, within 30 calendar days following the closing of the transaction. Subject to certain exceptions, in the event the registration statement does not become effective within certain time periods set forth in the Registration Rights Agreement, we would be required to pay the Purchasers an amount in cash equal to two percent (2.0%) of the aggregate purchase price of the Units every month until such time as the registration statement becomes effective or the shares of common stock (and shares of common stock underlying the Warrants) sold may be sold by the Purchasers pursuant to Rule 144 without any restrictions or limitations.

In connection with the transaction, Mr. James Joyce, our Chief Executive Officer, Mr. James Frakes, our Chief Financial Officer and Dr. Chetan Shah, a director of our Company, each agreed to waive their right to exercise certain stock options and warrants held by them representing the right to acquire 402,318 shares of common stock in the aggregate (the “Waivers”). The Waivers were required in order to make a sufficient number of shares of common stock available for issuance and expire when we amend our Articles of Incorporation to increase sufficiently the number of authorized shares of common stock available for issuance.

Pro Forma References

The unaudited pro forma balance sheet information as of March 31, 2015 assumes (1) the addition to our cash of $5,591,988 in net proceeds from the June 2015 financing, (2) the issuance of 952,383 shares of our common stock to the Purchasers in the transaction which increases the common stock on our balance sheet by $952, and (3) an increase in our additional paid in capital of $5,591,036.

The following unaudited pro forma information has been prepared as though the subsequent event transaction had occurred on March 31, 2015. The pro forma references refer to the above paragraph.

	Aethlon Medical, Inc. Consolidated			Pro Forma Consolidated
	Balance Sheet	Pro Forma Adjustments		Balance Sheet
	March 31, 2015	Amount	Reference	March 31, 2015

ASSETS

CURRENT ASSETS
Cash	$855,596	$5,591,988	(1)	$6,447,584
Accounts receivable	193,341	–		193,341
Deferred financing costs	82,324	–		82,324
Prepaid expenses	73,135	–		73,135

TOTAL CURRENT ASSETS	1,204,396	5,591,988	(1)	6,796,384

NON-CURRENT ASSETS
Property and equipment, net	56,091	–		56,091
Patents, net	103,325	–		103,325
Deposits	16,776	–		16,776

TOTAL NONCURRENT ASSETS	176,192	–		176,192

TOTAL ASSETS	$1,380,588	$5,591,988	(1)	$6,972,576

LIABILITIES AND DEFICIT

CURRENT LIABILITIES
Accounts payable	$342,133	$–		$342,133
Due to related parties	146,112			146,112
Other current liabilities	85,731	–		85,731

TOTAL CURRENT LIABILITIES	573,976	–		573,976

NONCURRENT LIABILITIES
Convertible notes payable, non-current portion	155,229	–		155,229
TOTAL NONCURRENT LIABILITIES	155,229	–		155,229

TOTAL LIABILITIES	729,205	–		729,205

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock	6,657	952	(2)	7,609
Additional paid in capital	82,238,507	5,591,036	(3)	87,829,543
Accumulated deficit	(81,629,714)	–		(81,629,714)

TOTAL AETHLON MEDICAL, INC. STOCKHOLDERS' EQUITY	615,450	5,591,988	(2) (3)	6,207,438

Noncontrolling interests	35,933	–		35,933

TOTAL EQUITY	651,383	5,591,988	(2) (3)	6,243,371

TOTAL LIABILITIES AND EQUITY	$1,380,588	$5,591,988	(2) (3)	$6,972,576

