Form 10-K/A
period 2015-03-31
AETHLON MEDICAL INC
filed 2015-07-13
CIK 882291

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

COMMISSION FILE NUMBER 000-21846

AETHLON MEDICAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	13-3632859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9635 Granite Ridge Drive, Suite 100
San Diego, California	92123
(Address of principal executive office)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (858) 459-7800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

TITLE OF EACH CLASS COMMON STOCK–$.001 PAR VALUE	NAME OF EACH EXCHANGE ON WHICH REGISTERED The Nasdaq Stock Market LLC

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

N/A

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

EXPLANATORY NOTE TO AMENDMENT NO. 1

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish in their entirety the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. Certain of the Interactive Data files were inadvertently not filed on June 26, 2015 due to a filing transmission error. In addition, the cover page has been updated to reflect that The Nasdaq Stock Market LLC is now the exchange on which Registrant’s common stock is traded effective July 13, 2015, and to reflect that Registrant’s common stock is now registered under Section 12(b) of the Exchange Act of 1934, as amended. No other changes are being made to the Form 10-K, as originally filed on June 26, 2015.

PART IV - OTHER INFORMATION

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of July, 2015.

By:	/s/ JAMES A. JOYCE
James A. Joyce
Chairman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. JOYCE	Chairman of the Board, Chief Executive Officer	July 13, 2015
James A. Joyce	and Principal Executive Officer

/s/ JAMES B. FRAKES	Chief Financial Officer and Principal Accounting Officer	July 13, 2015
James B. Frakes

/s/ FRANKLYN S. BARRY, JR.	Director	July 13, 2015
Franklyn S. Barry, Jr.

/s/ EDWARD G. BROENNIMAN	Director	July 13, 2015
Edward G. Broenniman

/s/ RODNEY S. KENLEY	Director	July 13, 2015
Rodney S. Kenley

/s/ CHETAN S. SHAH	Director	July 13, 2015
Chetan S. Shah