Form 10-Q
period 2015-06-30
AETHLON MEDICAL INC
filed 2015-08-13
CIK 882291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 13, 2015, the registrant had outstanding 7,610,344 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$5,649,578	$855,596
Accounts receivable	967	193,341
Deferred financing costs	63,022	82,324
Prepaid expenses and other current assets	92,948	73,135
Total current assets	5,806,515	1,204,396

Property and equipment, net	49,044	56,091
Patents and patents pending, net	101,034	103,325
Deposits	17,443	16,776
Total assets	$5,974,036	$1,380,588

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$374,387	$342,133
Due to related parties	175,112	146,112
Convertible notes payable, current portion	248,367	–
Other current liabilities	98,747	85,731
Total current liabilities	896,613	573,976

Noncurrent liabilities
Convertible notes payable, noncurrent portion	–	155,229
Total noncurrent liabilities	–	155,229

Total liabilities	896,613	729,205

Commitments and Contingencies (Note 13)

Equity
Common stock, par value $0.001 per share; 10,000,000 shares authorized as of June 30, 2015 and March 31, 2015; 7,610,344 and 6,657,046 shares issued and outstanding as of June 30, 2015 and March 31, 2015, respectively	7,609	6,657
Additional paid-in capital	87,880,254	82,238,507
Accumulated deficit	(82,812,750)	(81,629,714)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	5,075,113	615,450

Noncontrolling interests	2,310	35,933

Total equity	5,077,423	651,383

Total liabilities and equity	$5,974,036	$1,380,588

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
REVENUES

Government contract revenue	$192,508	$51,296

OPERATING EXPENSES

Professional fees	538,226	401,613
Payroll and related	458,228	620,686
General and administrative	286,025	201,005
Total operating expenses	1,282,479	1,223,304
OPERATING LOSS	(1,089,971)	(1,172,008)

OTHER EXPENSE
Interest and other debt expenses	126,688	78,654
Loss on settlement of notes	–	2,453,630
Total other expense	126,688	2,532,284
NET LOSS BEFORE NONCONTROLLING INTERESTS	(1,216,659)	(3,704,292)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(33,623)	(48,351)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,183,036)	$(3,655,941)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.18)	$(0.80)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	6,720,484	4,542,253

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Cash flows from operating activities:
Net loss	$(1,216,659)	$(3,704,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,338	9,338
Stock based compensation	50,711	170,887
Fair market value of common stock, warrants and options issued for services	–	38,268
Loss on settlement of notes	–	2,453,630
Amortization of debt discount and deferred financing costs	112,440	9,942
Changes in operating assets and liabilities:
Accounts receivable	192,374	84,081
Prepaid expenses and other current assets	(20,480)	8,844
Accounts payable and other current liabilities	45,270	186,553
Due to related parties	29,000	(21,000)
Net cash used in operating activities	(798,006)	(763,749)

Cash flows from financing activities:
Proceeds from the issuance of common stock	5,591,988	320,800
Net cash provided by financing activities	5,591,988	320,800

Net increase (decrease) in cash	4,793,982	(442,949)

Cash at beginning of period	855,596	1,250,279

Cash at end of period	$5,649,578	$807,330

Supplemental disclosures of non-cash investing and financing activities:

Debt and accrued interest converted to common stock	$–	$660,000

Reclassification of warrant derivative liability into equity	$–	$10,679,067

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2015

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

Our common stock is traded on the Nasdaq Capital Market under the symbol “AEMD.”

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2015 was derived from our audited financial statements. Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2015, which includes audited financial statements and footnotes as of March 31, 2015 and 2014 and for the years then ended.

Certain reclassifications have been made to the previously presented consolidated financial statements and condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of consolidated operations or equity.

On April 14, 2015, we completed a 1-for-50 reverse stock split. Accordingly, authorized common stock was reduced from 500,000,000 shares to 10,000,000 shares, and each 50 shares of outstanding common stock held by stockholders were combined into one share of common stock. The accompanying condensed consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2014. All share and per share amounts have been revised accordingly.

2. LOSS PER COMMON SHARE

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

As of June 30, 2015 and 2014, a total of 2,773,483 and 2,824,508 potential common shares, consisting of shares underlying outstanding stock options, warrants and convertible notes payable were excluded as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred approximately $182,000 and $347,000 of research and development expenses for the three month periods ended June 30, 2015 and 2014, respectively, which are included in various operating expenses in the accompanying condensed consolidated statements of operations.

4. SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

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

5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consisted of the following at June 30, 2015:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable – Current Portion:
November 2014 10% Convertible Notes	$527,780	$(279,413)	$248,367	$34,453
Total – Convertible Notes Payable – Current Portion	527,780	(279,413)	248,367	34,453

Convertible Notes Payable – Non-Current Portion	–	–	–	–
Total Convertible Notes Payable	$527,780	$(279,413)	$248,367	$34,453

During the three months ended June 30, 2015, we recorded interest expense of $13,195 related to the contractual interest rates of our convertible notes, interest expense of $93,138 related to the amortization of debt discount and interest expense of $19,302 related to the amortization of deferred financing costs for a total interest expense of $125,635 related to our convertible notes in the three months ended June 30, 2015.

Convertible Notes Payable consisted of the following at March 31, 2015:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable – Non-Current Portion:
November 2014 10% Convertible Notes	$527,780	$(372,551)	$155,229	$21,258
Total – Convertible Notes Payable – Non-Current Portion	527,780	(372,551)	155,229	21,258
Total Convertible Notes Payable	$527,780	$(372,551)	$155,229	$21,258

During the fiscal year ended March 31, 2015, we recorded interest expense of $24,625 related to the contractual interest rates of our convertible notes, interest expense of $155,230 related to the amortization of debt discounts on the convertible notes and interest expense of $118,147 related to the amortization of deferred financing costs for a total of $298,002.

NOVEMBER 2014 10% CONVERTIBLE NOTES

In November 2014, we entered into a subscription agreement with two accredited investors providing for the issuance and sale of (i) convertible promissory notes in the aggregate principal amount of $527,780 and (ii) five year warrants to purchase up to 47,123 shares of common stock at a fixed exercise price of $8.40 per share. These notes bear interest at the annual rate of 10% and mature on April 1, 2016.

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

The estimated relative fair value of warrants issued in connection with the November 2014 10% Convertible Notes was recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. We recorded debt discount of $240,133 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than market price of the underlying common stock on the date of issuance, we recorded an additional debt discount of $287,647 related to the beneficial conversion feature. As of March 31, 2014, the $527,780 principal amount outstanding under this agreement is presented net of unamortized debt discount of $372,551.

These notes are convertible at the option of the holders into shares of our common stock at a fixed price of $5.60 per share, for up to an aggregate of 94,246 shares of common stock. There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

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

The following transactions related to the Amended and Restated Notes impacted our condensed consolidated statements of operations and statements of cash flows in the three month period ended June 30, 2014.

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

Under its agreement, the Trust converted the entire $1,003,200 past due principal and interest balance on the Note, which previously was in default, into an aggregate of 466,365 restricted shares of our common stock and five-year warrants to acquire up to 136,190 shares of our common stock at an exercise price of $2.10 per share (which exercise price was the result of certain contractual price adjustments previously made during 2011) and up to 7,944 shares of our common stock at an exercise price of $5.40 per share (collectively, the “Conversion Securities”). Based on the fair value of the warrants and shares issued to the Trust for the accrued interest, we recorded a loss on settlement of notes of $1,791,421 during the June 2014 period.

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

Under the Agreement, the Estate converted the entire $116,970 past due interest balance on the Note, which previously was in default, into an aggregate of 51,837 restricted shares of our common stock. The Estate received five-year warrants to acquire up to 46,429 shares of our common stock at an exercise price of $2.10 per share (which exercise price was the result of certain contractual price adjustments previously made during 2011). Based on our common stock prices during a period of negotiation with the Estate including during calendar year 2013, the Estate also received five-year warrants to acquire up to 2,708 shares of our common stock at an exercise price of $5.40 (collectively known as the “Conversion Securities”). Based on the fair value of the warrants and shares issued to the Estate for the accrued interest, we recorded a loss on settlement of notes of $663,209 during the June 2014 period.

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

As a result of the waiver of anti-dilution protection by the Trust and the Estate, as of June 30, 2014, we no longer had any derivative liabilities as all of the holders of the financial instruments that had price antidilution protection waived such price antidilution protection. As a result of those waivers, we reclassified into equity our derivative liability balance of $10,679,067 as of June 30, 2014.

6. EQUITY TRANSACTIONS IN THE THREE MONTHS ENDED JUNE 30, 2015

REVERSE STOCK SPLIT

On April 14, 2015, we completed a 1-for-50 reverse stock split. Accordingly, authorized common stock was reduced from 500,000,000 shares to 10,000,000 shares, and each 50 shares of outstanding common stock held by stockholders were combined into one share of common stock. The accompanying condensed consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2014. All share and per share amounts have been revised accordingly.

ISSUANCES OF COMMON STOCK AND WARRANTS

On April 28, 2015, we issued 951 shares of common stock as the result of rounding up of fractional shares that arose due to our reverse stock split.

On June 25, 2015, we sold $6,000,000 of units, comprised of common stock and warrants, to 18 accredited investors at a price of $6.30 per unit. Each unit consisted of one share of common stock and 0.75 of a five-year warrant to purchase one share of common stock at an exercise price of $6.30 per share. Accordingly, we issued a total of 952,383 shares of restricted common stock and warrants to purchase 714,285 shares of common stock. For its services as sole placement agent for the financing, we paid Roth Capital Partners, LLC (“Roth”) a cash fee of $285,512 and expense reimbursement of $75,000 and we issued them a five-year warrant to purchase 32,371 shares of common stock at an exercise price of $6.30 per share. We received $5,591,988 in net proceeds from this financing. As the warrants that were issued to the investors and to Roth were issued in connection with common stock for cash, they were considered issued in connection with the financing transaction and the warrant fair value, which was valued using a binomial lattice model, was recorded to additional paid-in-capital.

In connection with the financing, Mr. James Joyce, our Chief Executive Officer, Mr. James Frakes, our Chief Financial Officer and Dr. Chetan Shah, a director of our Company, each agreed to waive their right to exercise certain stock options and warrants held by them representing the right to acquire 402,318 shares of common stock in the aggregate (the “Waivers”). The Waivers were required in order to make a sufficient number of shares of common stock available for issuance and will expire when we amend our Articles of Incorporation to increase sufficiently the number of authorized shares of common stock available for issuance.

7. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. These unsecured and non-interest-bearing liabilities have been included as due to related parties in the accompanying condensed consolidated balance sheets.

Other related party transactions are disclosed elsewhere in these notes to consolidated financial statements.

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	June 30,	March 31,
	2015	2015
Accrued interest	$34,453	$21,258
Accrued payroll & payroll taxes	17,121	–
Other accrued liabilities	47,173	64,473
Total other current liabilities	$98,747	$85,731

9. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three months ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Vesting of stock options	$50,711	$170,887
Incremental fair value of option modifications	–	–
Vesting expense associated with CEO restricted stock grant	–	–
Total stock-based compensation expense	$50,711	$170,887

Weighted average number of common shares outstanding – basic and diluted	6,720,484	4,542,253

Basic and diluted loss per common share	$(0.01)	$(0.04)

All of the stock-based compensation expense recorded during the three months ended June 30, 2015 and 2014, which totaled $50,711 and $170,887, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the three months ended June 30, 2015 and 2014 had represented an impact on basic and diluted loss per common share of $(0.01) and $(0.04), respectively.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended June 30, 2015 was insignificant.

In connection with our June 2015 financing (see Note 6), Mr. James Joyce, our Chief Executive Officer, Mr. James Frakes, our Chief Financial Officer and Dr. Chetan Shah, a director of our Company, each agreed to waive their right to exercise certain stock options and warrants held by them representing the right to acquire 402,318 shares of common stock in the aggregate (the “Waivers”). The Waivers were required in order to make a sufficient number of shares of common stock available for issuance and will expire when we amend our Articles of Incorporation to increase sufficiently the number of authorized shares of common stock available for issuance.

There were no stock option grants during the three months ended June 30, 2015.

During the three months ended June 30, 2014, our Board of Directors approved the following grants of options to certain officers and directors of the Company:

☐	To Mr. James A. Joyce, an option to acquire an aggregate of 30,000 shares of our common stock at an exercise price of $9.50 per share, the closing price of our common stock on the date of grant. The fair value of this stock option at the date of grant was $246,000. The option vested as to 10,000 shares on the grant date for a vesting expense of $82,000 and will vest as to an additional 10,000 shares on each of the first two anniversaries of the grant date. Unless earlier exercised or terminated, the option will expire June 6, 2024.

☐	To Mr. Rodney S. Kenley, an option to acquire an aggregate of 5,000 shares of our common stock at an exercise price of $9.50 per share, the closing price of our common stock on the date of grant. The fair value of this stock option at the date of grant was $41,000. The option vested as to 1,667 shares on the grant date for a vesting expense of $13,667 and will vest as to an additional 1,667 shares on the first anniversary of the grant date and 1,666 shares on the second anniversary of the grant date. Unless earlier exercised or terminated, the option will expire June 6, 2024.

☐	To Mr. James B. Frakes, an option to acquire an aggregate of 5,000 shares of our common stock at an exercise price of $9.50 per share, the closing price of our common stock on the date of grant. The fair value of this stock option at the date of grant was $41,000. The option vested as to 1,667 shares on the grant date for a vesting expense of $13,667 and will vest as to an additional 1,667 shares on the first anniversary of the grant date and 1,666 shares on the second anniversary of the grant date. Unless earlier exercised or terminated, the option will expire June 6, 2024.

☐	To Dr. Richard H. Tullis, an option to acquire an aggregate of 1,000 shares of our common stock at an exercise price of $9.50 per share, the closing price of our common stock on the date of grant. The fair value of this stock option at the date of grant was $8,200. The option vested as to 333 shares on the grant date for a vesting expense of $2,733 and will vest as to an additional 333 shares on the first anniversary of the grant date and 334 shares on the second anniversary of the grant date. Unless earlier exercised or terminated, the option will expire June 6, 2024.

In addition to the above grants to our officers, during the three months ended June 30, 2014, our Board of Directors also approved the grant of options to five employees to acquire an aggregate of 7,400 shares of our common stock at an exercise price of $9.50 per share, the closing price of our common stock on the date of grant. The aggregate fair value of those stock options at the date of grant was $60,680. Those options vested as to 2,467 shares on the grant date for a vesting expense of $20,227 and will vest as to an additional 2,467 shares on the first anniversary of the grant date and 2,466 shares on the second anniversary of the grant date. Unless earlier exercised or terminated, the option will expire June 6, 2024.

Also during the three months ended June 30, 2014, we issued 3,684 stock options to each of our three outside directors. Those grants vested over the fiscal year ending March 31, 2015 and have an exercise price of $9.50 per share.

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

Options outstanding that have vested and are expected to vest as of June 30, 2015 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Vested	428,057	$11.66	5.04
Expected to vest	67,633	$6.01	8.22
Total	495,690

A summary of stock option activity during the three months ended June 30, 2015 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2015	501,690	$4.00-$20.50	$12.50
Exercised	–	–	–
Granted	–	–	–
Cancelled/Expired	(6,000)	$20.50	$20.50
Stock options outstanding at June 30, 2015	495,690	$4.00-$20.50	$10.89
Stock options exercisable at June 30, 2015	428,057	$4.00-$20.50	$11.66

At June 30, 2015, there was approximately $291,271 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 1.44 years.

On June 30, 2015, our stock options had a negative intrinsic value since the closing price on that date of $6.51 per share was below the weighted average exercise price of our stock options.

10. WARRANTS

During the three months ended June 30, 2015, we issued 746,656 warrants with an exercise price of $6.30 per share. Those warrants were issued in connection with our June 2015 financing (see Note 6).

A summary of warrant activity during the three months ended June 30, 2015 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2015	1,430,738	$2.10 - $15.00	$6.84
Exercised	–	–
Issued	746,656	$6.30	$6.30
Cancelled/Expired	–	–
Warrants outstanding at June 30, 2015	2,177,394	$2.10 - $15.00	$6.62
Warrants exercisable at June 30, 2015	2,177,394	$2.10 - $15.00	$6.62

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models at, and during the three months ended June 30, 2015:

Risk free interest rate	1.70%
Average expected life	5 years
Expected volatility	98.6%
Expected dividends	None

The expected volatility was based on the historic volatility. The expected life of options granted was based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

11. DARPA CONTRACT AND RELATED REVENUE RECOGNITION

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

Due to budget restrictions within the Department of Defense, on February 10, 2014, the Defense Advanced Research Projects Agency reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction reduced the possible payments under the contract by $858,491 over years three through five. We completed a re-budgeting of the expected costs on the remaining years of the Defense Advanced Research Projects Agency contract based on the reduced milestones and have concluded that the reductions in our costs due to the scaled back level of work will almost entirely offset the anticipated revenue levels based on current assumptions.

In the three months ended June 30, 2015, we invoiced the U.S. Government for the twenty-fifth milestone under our DARPA contract in the amount of $186,164 and received that payment. The details of that milestone were as follows:

Milestone M6 – Define Aethlon’s GMP manufacturing process and revise and upgrade Aethlon’s quality procedures and policies to the current state of the art. The milestone payment was $186,164. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We demonstrated that defined our GMP manufacturing process and that we revised and upgraded our quality procedures and policies to the current state of the art for a company of our size. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

We did not invoice DARPA for any milestones in the three months ended June 30, 2014.

12. SEGMENTS

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

The following tables set forth certain information regarding our segments and other operations that conforms to the consolidated balance sheet and statement of operations presented in this Report:

	Three Months Ended June 30,
	2015	2014
Revenues:
Aethlon	$192,508	$51,296
ESI	–	–
Total Revenues	$192,508	$51,296

Operating Losses:
Aethlon	$(921,859)	$(930,252)
ESI	(168,112)	(241,756)
Total Operating Loss	$(1,089,971)	$(1,172,008)

Net Losses:
Aethlon	$(1,048,547)	$(3,462,536)
ESI	(168,112)	(241,756)
Net Loss Before Non-Controlling Interests	$(1,216,659)	$(3,704,292)

Cash:
Aethlon	$5,647,132	$45,704
ESI	2,446	761,626
Total Cash	$5,649,578	$807,330

Total Assets:
Aethlon	$5,912,926	$294,662
ESI	61,110	849,786
Total Assets	$5,974,036	$1,144,448

Capital Expenditures:
Aethlon	$–	$–
ESI	–	–
Capital Expenditures	$–	$–

Depreciation and Amortization:
Aethlon	$4,443	$4,442
ESI	4,895	4,896
Total Depreciation and Amortization	$9,338	$9,338

Interest Expense:
Aethlon	$(126,688)	$(78,654)
ESI	–	–
Total Interest Expense	$(126,688)	$(78,654)

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

Rent expense approximated $54,000 and $37,000 for the three month periods ended June 30, 2015 and 2014, respectively, and is included in general and administrative expenses in the condensed consolidated statements of operations.

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

14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2015 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Government Contracts

Subsequent to June 30, 2015, we billed $1,558 and we collected $967 under our Battelle subcontract.

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

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act"), and Section 21E of the Exchange Act. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Aethlon Medical, Inc. ("we" or "us") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, completion of our capital-raising activities, U.S. Food and Drug Administration, or FDA, approval of our products, other regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of our filings with the Securities and Exchange Commission (the “Commission”). The forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

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

In June 2013, the FDA approved our investigational device exemption application to initiate a ten-patient human clinical trial in one location in the U.S. to treat dialysis patients who are infected with the Hepatitis C virus. The principal investigator of that clinical trial recently began recruiting patients. Successful outcomes of that human trial as well as at least one follow-on human trial will be required by the FDA in order to commercialize our products in the U.S. The regulatory agencies of certain foreign countries where we intend to sell this device will also require one or more human clinical trials.

Some of our patents may expire before we receive FDA approval to market our products in the U.S. or we receive approval to market our products in a foreign country. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier treatment technology.

Through Exosome, we are also studying potential diagnostic techniques for identifying and monitoring neurological conditions and cancer. We consolidate Exosome’s activities in our consolidated financial statements.

Our common stock is traded on the Nasdaq Capital Market under the symbol “AEMD.”

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act and must file reports, proxy statements and other information with the Commission. The reports, information statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at (800) SEC-0330. The Commission also maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our headquarters are located at 9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123. Our phone number at that address is (858) 459-7800. Our Web site is http://www.aethlonmedical.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Revenues

We recorded government contract revenue in the three months ended June 30, 2015 and 2014.  This revenue arose from work performed under our government contract with the Defense Advanced Research Projects Agency, or DARPA, and our subcontract with Battelle Memorial Institute as follows:

	Three Months Ended 6/30/15	Three Months Ended 6/30/14	Change in Dollars
DARPA Contract	$186,164	$–	$186,164
Battelle Subcontract	6,344	51,296	(44,952)
Total Government Contract Revenue	$192,508	$51,296	$141,212

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

In the three months ended June 30, 2015, we invoiced the U.S. Government for the twenty-fifth milestone under our DARPA contract in the amount of $186,164 and received that payment. We did not invoice DARPA for any milestones in the three months ended June 30, 2014.

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2015 were $1,282,479 in comparison with $1,223,304 for the comparable quarter a year ago.  This increase of $59,175, or 4.8%, was due to increases in professional fees of $136,613 and in general and administrative expenses of $85,020, which were partially offset by a decrease in payroll and related expenses of $162,458.

The $136,613 increase in our professional fees was primarily due to an increase in our non-DARPA-related professional fees of $236,969, which was partially offset by a reduction in our professional fees at ESI of $54,997 and in our DARPA-related professional fees of $45,359. The $236,969 increase in our non-DARPA-related professional fees was due to were primarily due to a $212,624 increase in legal fees and a $64,502 increase in accounting fees both of which largely related to work on several registration statements related to our financings. Those increases were partially offset by a $60,429 decrease in scientific consulting fees.

The $85,020 increase in general and administrative expenses was primarily due an increase of $110,056 in our non-DARPA-related general and administrative expenses, which was partially offset by a $18,776 decrease in the general and administrative expenses at ESI and a $6,260 decrease in our DARPA-related general and administrative expenses.  The primary factors in the $110,056 increase in our non-DARPA-related general and administrative expenses were a $42,260 increase in the cost of our U.S. clinical trial, a $26,357 increase in our conference expense and a related $15,848 increase in our travel expense largely related to increased participation in investor and industry conferences, and a $13,710 increase in our investor relations expenses.

The $162,458 decrease in payroll and related expenses was primarily due to a $120,176 decrease in stock-based compensation due to vesting of stock option grants issued in July 2013 and June 2014 and to a $42,412 reduction in cash-based compensation at Aethlon due to headcount reductions from the 2014 period.

Other Expense

Other expense consists primarily of losses on settlement of notes and interest expense. Other expense for the three months ended June 30, 2015 was other expense of $126,688 in comparison with other expense of $2,532,284 for the comparable quarter a year ago.

Loss on Settlement of Notes

We recorded a loss on settlement of notes of $2,453,630 for the three months ended June 30, 2014. This loss arose from payments of accrued interest on our 12% Series A convertible notes that were in the form of units (common stock plus warrants). The loss was calculated based on the fair value of the warrants and shares issued in the unit payments less the accrued interest that was paid. There was no loss on settlement of notes in the three months ended June 30, 2015.

Interest Expense

Interest expense was $126,688 for the three months ended June 30, 2015 compared to $78,654 in the corresponding prior period, an increase of $48,034. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	6/30/15	6/30/14	Change
Interest Expense	$14,248	$56,712	$(42,464)
Amortization of Deferred Financing Costs	19,302	9,942	9,360
Note Restructuring Expense	–	12,000	(12,000)
Amortization of Note Discounts	93,138	–	93,138
Total Interest Expense	$126,688	$78,654	$48,034

As noted in the above table, the most significant factor in the $48,034 increase in interest expense was the $93,138 increase in the amortization of note discounts, which related to the amortization against the discount on the convertible notes that we issued in November 2014. Other smaller factors in the change in our total interest was a $42,464 decrease in contractual interest expense that was primarily due to lower levels of notes outstanding in the 2015 period, a $12,000 decrease in note restructuring expense, which were partially offset by a $9,360 increase in the amortization of deferred financing costs.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss before noncontrolling interests decreased from approximately $3,704,000 in the quarter ended June 30, 2014 to approximately $1,217,000 for the quarter ended June 30, 2015.

Basic and diluted loss attributable to common stockholders were ($0.18) for the three month period ended June 30, 2015 compared to ($0.80) for the period ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, we had a cash balance of $5,649,578 and working capital of $4,909,902. This compares to a cash balance of $855,596 and working capital of $630,420 at March 31, 2014. In June 2015, we raised $5,591,988 in net proceeds from a financing, which, coupled with previously existing funds on hand and expected revenues from our government contracts, should finance our operations for the fiscal year ending March 31, 2016 including the cost of our current clinical trials.

However, we will require significant additional financing to complete additional future clinical trials in the U.S., as well as fund all of our continued research and development activities for the Hemopurifier and products on our Aethlon ADAPT platform beyond the fiscal year ending March 31, 2016.

Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as our , effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

Should the U.S. Government elect not to exercise the options for year five of our DARPA contract, the effects may be material to us. The loss of revenues from the DARPA contract would have a material impact on our revenues, operating cash flows and liquidity.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the three months ended
	June 30, 2015	June 30, 2014
Cash (used in) provided by:
Operating activities	$(798)	$(764)
Financing activities	5,592	321
Net increase (decrease) in cash	$4,794	$(443)

NET CASH FROM OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $798,000 in the three months ended June 30, 2015 compared to $764,000 in the three months ended June 30, 2014, an increase of $34,000.

NET CASH FROM FINANCING ACTIVITIES. Net cash generated from financing activities increased from approximately $321,000 in the three months ended June 30, 2014 to $5,592,000 in the three months ended June 30, 2015. The only financing activity in both periods was the issuance of common stock.

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

There have been no changes to our critical accounting policies as disclosed in our Form 10-K for the year ended March 31, 2015.

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

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. We are not presently a party to any pending or threatened legal proceedings

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2015 and subsequent thereto through the date of filing this report, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers are “accredited investors” for the purpose of Rule 501 promulgated under the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act or Regulation D promulgated by the Commission under the Securities Act.

On June 25, 2015, we completed the sale of $6,000,000 of units, comprised of common stock and warrants, to certain accredited investors at a price of $6.30 per unit pursuant to a securities purchase agreement that we entered into on June 23, 2015. Each unit consists of one share of our common stock and 0.75 of a five-year warrant to purchase one share of our common stock at an exercise price of $6.30 per share. Accordingly, we issued and sold a total of 952,383 shares of common stock and warrants to purchase 714,286 shares of common stock pursuant to the securities purchase agreement. We raised $5,591,988 in net proceeds from the financing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc., as amended (2)

4.1	Form of Warrant to Purchase Common Stock issued June 25, 2015 (3)

4.2	Form of Purchase Agent Warrant issued June 25, 2015 (4)

10.1	Securities Purchase Agreement dated June 23, 2015 (3)

10.2	Registration Rights Agreement dated June 23, 2015 (3)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files

	101.INS	XBRL Instance Document

	101.SCH	XBRL Schema Document

	101.CAL	XBRL Calculation Linkbase Document

	101.DEF	XBRL Definition Linkbase Document

	101.LAB	XBRL Label Linkbase Document

	101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

(1)	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-203487) filed on April 17, 2015 and incorporated by reference.

(2)	Filed with the Company’s Annual Report on Form 10-K filed on June 26, 2015 for the year ended March 31, 2015 and incorporated by reference.

(3)	Filed with the Company’s Current Report on Form 8-K dated June 24, 2015 and incorporated by reference.

(4)	Filed with the Company’s Current Report on Form 8-K dated June 26, 2015 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: August 13, 2015	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

