Form 10-Q
period 2015-09-30
AETHLON MEDICAL INC
filed 2015-11-16
CIK 882291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

COMMISSION FILE NUMBER 001-37487

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐NO ☒

As of November 13, 2015, the registrant had outstanding 7,615,636 shares of common stock, $.001 par value

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$4,209,356	$855,596
Accounts receivable	186,808	193,341
Deferred financing costs	42,883	82,324
Prepaid expenses and other current assets	108,245	73,135
Total current assets	4,547,292	1,204,396

Property and equipment, net	41,997	56,091
Patents and patents pending, net	98,743	103,325
Deposits	17,443	16,776
Total assets	$4,705,475	$1,380,588

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	$217,594	$342,133
Due to related parties	204,112	146,112
Convertible notes payable, current portion	341,505	–
Other current liabilities	65,737	85,731
Total current liabilities	828,948	573,976

Noncurrent liabilities
Convertible notes payable, noncurrent portion	–	155,229
Total noncurrent liabilities	–	155,229

Total liabilities	828,948	729,205

Commitments and Contingencies (Note 13)

Equity
Common stock, par value $0.001 per share; 10,000,000 shares authorized as of September 30, 2015 and March 31, 2015; 7,615,636 and 6,657,046 shares issued and outstanding as of September 30, 2015 and March 31, 2015, respectively	7,614	6,657
Additional paid-in capital	87,930,959	82,238,507
Accumulated deficit	(84,037,356)	(81,629,714)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	3,901,217	615,450

Noncontrolling interests	(24,690)	35,933

Total equity	3,876,527	651,383

Total liabilities and equity	$4,705,475	$1,380,588

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014

REVENUES

Government contract revenue	$188,366	$479,075	$380,874	$530,371

OPERATING EXPENSES

Professional fees	389,207	308,821	927,433	710,434
Payroll and related expenses	597,850	544,354	1,056,078	1,165,040
General and administrative	325,670	227,092	611,695	428,097
Total operating expenses	1,312,727	1,080,267	2,595,206	2,303,571
OPERATING LOSS	(1,124,361)	(601,192)	(2,214,332)	(1,773,200)

OTHER EXPENSE
Loss on debt conversion	–	65,493	–	2,531,123
Interest and other debt expenses	127,245	78,145	253,933	144,799
Loss on extension of warrants	–	143,363	–	143,363
Total other expense	127,245	287,001	253,933	2,819,285
NET LOSS BEFORE NONCONTROLLING INTERESTS	(1,251,606)	(888,193)	(2,468,265)	(4,592,485)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(27,000)	(40,784)	(60,623)	(89,135)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,224,606)	$(847,409)	$(2,407,642)	$(4,503,350)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.16)	$(0.16)	$(0.34)	$(0.92)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	7,610,459	5,187,398	7,167,903	4,869,898

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2015 and 2014

(Unaudited)

	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014
Cash flows from operating activities:
Net loss	$(2,468,265)	$(4,592,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,676	18,676
Stock based compensation	101,421	260,680
Fair market value of common stock, warrants and options issued for services	–	162,358
Loss on extension of warrants	–	143,363
Loss on debt conversion	–	2,531,123
Amortization of debt discount and deferred financing costs	225,717	21,502
Changes in operating assets and liabilities:
Accounts receivable	6,533	(162,495)
Prepaid expenses and other current assets	(35,777)	9,558
Accounts payable and other current liabilities	(144,533)	163,646
Due to related parties	58,000	49,708
Net cash used in operating activities	(2,238,228)	(1,394,366)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	5,591,988	670,274
Net cash provided by financing activities	5,591,988	670,274

Net increase (decrease) in cash	3,353,760	(724,092)

Cash at beginning of period	855,596	1,250,279

Cash at end of period	$4,209,356	$526,187

Supplemental disclosures of non-cash investing and financing activities:

Debt and accrued interest converted to common stock	$–	$1,007,631

Reclassification of warrant derivative liability into equity	$–	$10,679,067

Deferred financing costs recorded in connection with debt amendment	$–	$5,000

Reclassification of accrued interest to convertible notes payable	$–	$25,766

Cashless exercise of warrants	$5	$–

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2015

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2015 was derived from our audited financial statements. Operating results for the six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2015, which includes audited financial statements and footnotes as of March 31, 2015 and 2014 and for the years then ended.

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

As of September 30, 2015 and 2014, a total of 2,719,162 and 2,793,456 potential common shares, consisting of shares underlying outstanding stock options, warrants and convertible notes payable were excluded as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three and six month periods ended September 30, 2015 and 2014, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	September 30,	September 30,
	2015	2014
Three months ended	$207,676	$250,388
Six months ended	$424,267	$637,723

4. SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Management is evaluating significant recent accounting pronouncements that are not yet effective for us, including the new accounting standard on revenue recognition, Accounting Standards Update (ASU) 2014-09 (Topic 606), the new accounting standard related to presentation of financial statements - going concern qualifications, ASU 2014-15, the new accounting standard on consolidation, ASU 2015-02, the new accounting standard on extraordinary and unusual items on income statements, ASU 2015-01, and the new accounting standard on imputation of interest, simplifying the presentation of debt issuance costs, ASU 2015-03 and have not yet concluded whether any such pronouncements will have a significant effect on our future consolidated financial statements.

5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consisted of the following at September 30, 2015:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable – Current Portion:
November 2014 10% Convertible Notes	$527,780	$(186,275)	$341,505	$47,647
Total – Convertible Notes Payable – Current Portion	527,780	(186,275)	341,505	47,647

Convertible Notes Payable – Non-Current Portion	–	–	–	–
Total Convertible Notes Payable	$527,780	$(186,275)	$341,505	$47,647

During the six months ended September 30, 2015, we recorded interest expense of $26,390 related to the contractual interest rates of our convertible notes, interest expense of $186,276 related to the amortization of debt discount and interest expense of $39,441 related to the amortization of deferred financing costs for a total interest expense of $252,107 related to our convertible notes in the six months ended September 30, 2015.

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

The estimated relative fair value of warrants issued in connection with the November 2014 10% Convertible Notes was recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. We recorded debt discount of $240,133 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than market price of the underlying common stock on the date of issuance, we recorded an additional debt discount of $287,647 related to the beneficial conversion feature. As of September 30, 2015, the $527,780 principal amount outstanding under this agreement is presented net of unamortized debt discount of $186,275.

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

In November 2015, we entered into an Amendment of Terms with the holders of the November 2014 10% Convertible Notes (see Note 14).

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

The following transactions related to the Amended and Restated Notes impacted our condensed consolidated statements of operations and statements of cash flows in the six month period ended September 30, 2014.

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

6. EQUITY TRANSACTIONS IN THE SIX MONTHS ENDED SEPTEMBER 30, 2015

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

ISSUANCES OF COMMON STOCK AND WARRANTS

The following are Aethlon Medical, Inc.’s Equity Transactions in the Six Months Ended September 30, 2015:

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

During the three months ended September 30, 2015, we issued an aggregate of 5,292 shares of common stock to an accredited investor upon the exercise of previously issued warrants. The warrants were exercised on a cashless or “net” basis. Accordingly, we did not receive any proceeds from such exercises. The cashless exercise of such warrants resulted in the cancellation of previously issued warrants to purchase an aggregate of 1,744 shares of common stock.

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

As discussed above in Note 5, during the three months ended June 30, 2014, we issued 314,286 shares of restricted common stock to the holder of one of the Series A 12% Convertible Notes in exchange for the conversion in full of the $660,000 principal balance of that note, 152,079 shares of restricted common stock in exchange for conversion of $343,200 of accrued interest and 1,500 shares of restricted common stock as a restructuring fee. During that period, we also issued the other holder of the Series A 12% Convertible Notes 51,837 shares of restricted common stock in exchange for conversion of $116,970 of accrued interest and 500 shares of restricted common stock as a restructuring fee.

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

Other related party transactions are disclosed elsewhere in these notes to consolidated financial statements.

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	September 30,	March 31,
	2015	2015
Accrued interest	$47,647	$21,258
Other accrued liabilities	18,090	64,473
Total other current liabilities	$65,737	$85,731

9. STOCK COMPENSATION

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and six months ended September 30, 2015 and 2014.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Vesting of stock options	$50,711	$89,793	$101,421	$260,680
Total stock-based compensation expense	50,711	89,793	101,421	260,680

Weighted average number of common shares outstanding – basic and diluted	7,610,459	5,187,398	7,167,903	4,869,898

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.05)

All of the stock-based compensation expense recorded during the six months ended September 30, 2015 and 2014, which totaled $101,421 and $260,680, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the six months ended September 30, 2015 was insignificant and resulted in no adjustments.

In connection with our June 2015 financing (see Note 6), Mr. James Joyce, our Chief Executive Officer, Mr. James Frakes, our Chief Financial Officer and Dr. Chetan Shah, a director of our Company, each agreed to temporarily suspend their right to exercise certain stock options and warrants held by them representing the right to acquire 402,318 shares of common stock in the aggregate (the “Temporary Waivers”). The Temporary Waivers were required in order to make a sufficient number of shares of common stock available for issuance and will expire when we amend our Articles of Incorporation to increase sufficiently the number of authorized shares of common stock available for issuance.

There were no stock option grants during the six months ended September 30, 2015.

During the six months ended September 30, 2014, our Board of Directors approved the following grants of options to certain officers and directors of the Company:

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

In addition to the above grants to our officers, during the six months ended September 30, 2014, our Board of Directors also approved the grant of options to five employees to acquire an aggregate of 7,400 shares of our common stock at an exercise price of $9.50 per share, the closing price of our common stock on the date of grant. The aggregate fair value of those stock options at the date of grant was $60,680. Those options vested as to 2,467 shares on the grant date for a vesting expense of $20,227 and will vest as to an additional 2,467 shares on the first anniversary of the grant date and 2,466 shares on the second anniversary of the grant date. Unless earlier exercised or terminated, the option will expire June 6, 2024.

Also during the six months ended September 30, 2014, we issued 3,684 stock options to each of our three outside directors. Those grants vested over the fiscal year ending March 31, 2015 and have an exercise price of $9.50 per share.

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

Options outstanding that have vested and are expected to vest as of September 30, 2015 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	445,557	$11.40	4.92
Expected to vest	50,133	$6.36	8.05
Total	495,690

A summary of stock option activity during the six months ended September 30, 2015 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2015	501,690	$4.00-$20.50	$12.50
Exercised	–	–	–
Granted	–	–	–
Cancelled/Expired	(6,000)	$20.50	$20.50
Stock options outstanding at September 30, 2015	495,690	$4.00-$20.50	$10.89
Stock options exercisable at September 30, 2015	445,557	$4.00-$20.50	$11.66

At September 30, 2015, there was approximately $240,561 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 1.19 years.

On September 30, 2015, our stock options had a negative intrinsic value since the closing price on that date of $7.16 per share was below the weighted average exercise price of our stock options.

10. WARRANTS

During the six months ended September 30, 2015, we issued 746,656 warrants with an exercise price of $6.30 per share. Those warrants were issued in connection with our June 2015 financing (see Note 6).

A summary of warrant activity during the six months ended September 30, 2015 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2015	1,430,738	$2.10 - $15.00	$6.84
Exercised	(5,292)	$2.10	$2.10
Issued	746,656	$6.30	$6.30
Cancelled/Expired	(1,252)	$2.10	$2.10
Warrants outstanding at September 30, 2015	2,170,850	$2.10 - $15.00	$6.67
Warrants exercisable at September 30, 2015	2,170,850	$2.10 - $15.00	$6.67

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models at, and during the six months ended September 30, 2015:

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

Originally, only the base year (year one contract) was effective for the parties, however, the Defense Advanced Research Projects Agency subsequently exercised its option on the remaining years of the contract. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract. There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term. We commenced work under the contract in October 2011.

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

In the six months ended September 30, 2015, we invoiced the U.S. Government for the twenty-fifth and twenty-sixth milestones under our DARPA contract in the aggregate amount of $372,328 and received that payment. The details of those milestones were as follows:

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

Milestone 2.5.1.1 - Complete Aethlon’s GMP procedure and establish and maintain all GMP documentation for the company. The milestone payment was $186,164. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We demonstrated that we completed our GMP procedures and established and maintained all GMP documentation for the company. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

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

The following tables set forth certain information regarding our segments and other operations that conforms to the consolidated balance sheet and statement of operations presented in this Report:

	Six Months Ended September 30,
	2015	2014
Revenues:
Aethlon	$380,874	$530,371
ESI	–	–
Total Revenues	$380,874	$530,371

Operating Losses:
Aethlon	$(1,911,219)	$(1,294,453)
ESI	(303,113)	(445,674)
Total Operating Loss	$(2,214,332)	$(1,773,200)

Net Losses:
Aethlon	$(2,165,152)	$(4,202,873)
ESI	(303,113)	(356,539)
Net Loss Before Non-Controlling Interests	$(2,468,265)	$(4,592,485)

Cash:
Aethlon	$4,208,554	$47,865
ESI	802	478,322
Total Cash	$4,209,356	$526,187

Total Assets:
Aethlon	$4,677,989	$443,027
ESI	27,486	646,242
Total Assets	$4,705,475	$1,089,269

Capital Expenditures:
Aethlon	$–	$–
ESI	–	–
Capital Expenditures	$–	$–

Depreciation and Amortization:
Aethlon	$8,886	$8,885
ESI	9,790	9,791
Total Depreciation and Amortization	$18,676	$18,676

Interest Expense:
Aethlon	$(253,933)	$(144,799)
ESI	–	–
Total Interest Expense	$(253,933)	$(144,799)

13. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

We entered into an employment agreement with our Chairman of the Board (“Chairman”) effective April 1, 1999. The agreement, which is cancelable by either party upon sixty days’ notice, will be in effect until the Chairman retires or ceases to be employed by us. Under the terms of the agreement, if the Chairman is terminated he may become eligible to receive a salary continuation payment in the amount of at least twelve months' base salary, which was increased to $385,000 per year in September 2015.

We entered into an employment agreement with Dr. Tullis (“Tullis”) effective January 10, 2000 as our Chief Science Officer ("CSO"). Under the terms of the agreement, if Tullis is terminated he may become eligible to receive a salary continuation payment in the amount of twelve months base salary, which is $195,000 per year.

LEASE COMMITMENTS

We currently rent approximately 2,600 square feet of executive office space at 9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123 at the rate of $6,054 per month on a four year lease that expires in January 2019. We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $4,168 per month on a one year lease that expires in November 2016.

Our Exosome Sciences, Inc. subsidiary previously rented approximately 2,055 square feet of office and laboratory space at 11 Deer Park Drive, South Brunswick, NJ at the rate of $3,917 per month on a one year lease that expired in October 2015. In October 2015, Exosome Sciences, Inc. relocated to a different suite at the same office complex. That new suite is comprised of approximately 541 square feet of office and laboratory space and is located at 9 Deer Park Drive, South Brunswick, NJ at the rate of $1,352 per month under a month to month lease basis.

Rent expense approximated $90,000 and $68,000 for the six month periods ended September 30, 2015 and 2014, respectively, and is included in general and administrative expenses in the condensed consolidated statements of operations.

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

14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2015 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Government Contracts

Subsequent to September 30, 2015, we billed $2,401 and we collected $644 under our Battelle subcontract and we collected $186,164 under our DARPA contract.

Principal Investigator Change in U.S, Clinical Trial

On October 23, 2015, we entered into a clinical trial agreement in connection with our FDA-approved feasibility study of Hemopurifier® therapy pursuant to which Dr. Ronald Ralph will act as our new principal investigator for the study. In addition, on October 26, 2015, we terminated the agreement pursuant to which Dr. Stephen Fadem had been acting as our principal investigator for the study. We subsequently have entered into a medical advisory consulting agreement with Dr. Fadem, pursuant to which Dr. Fadem will provide consulting services at our request regarding clinical affairs and device development. No other aspects of the study will be modified in any significant respect as a result of this transition.

Retention Agreements

On October 16, 2015, following a recommendation of our Compensation Committee, we approved retention bonus grants to three of our executive officers under a newly established Aethlon Senior Management Retention Program to maintain management stability going forward. The Board approved a $100,000 retention bonus for Mr. James A. Joyce, our Chief Executive Officer, a $50,000 retention bonus for Mr. Rodney S. Kenley, our President, and a $50,000 retention bonus for Mr. James B. Frakes, our Chief Financial Officer.

In connection with the bonus granted to Mr. Joyce, we entered into an amendment of Mr. Joyce’s Employment Agreement dated April 1, 1999. Pursuant to the amendment, if within two years of the effective date of the amendment, we terminate Mr. Joyce’s employment with us for “Cause” (as defined in his employment agreement) or Mr. Joyce terminates his employment with us other than for “Good Reason” (as defined in his employment agreement), Mr. Joyce must repay in full the amount of the bonus received from us. In the event of his death or disability or termination by us other than for “Cause” or termination by Mr. Joyce for “Good Reason,” Mr. Joyce will not be required to repay any portion of the bonus received by him.

In connection with the bonus granted to Mr. Kenley, we entered into an amendment of Mr. Kenley’s Offer Letter dated October 27, 2010. Pursuant to the amendment, if within two years of the effective date of the amendment, we terminate Mr. Kenley’s employment with us for “Cause” (as defined in the amendment) or Mr. Kenley terminates his employment with us other than for “Good Reason” (as defined in the amendment), Mr. Kenley must repay in full the amount of the bonus received from us. In the event of his death or disability or termination by us other than for “Cause” or termination by Mr. Kenley for “Good Reason,” Mr. Kenley will not be required to repay any portion of the bonus received by him.

In connection with the bonus granted to Mr. Frakes, we entered into a Retention Bonus Agreement with Mr. Frakes. Pursuant to the agreement, if within two years of the effective date of the agreement, we terminate Mr. Frakes’ employment with us for “Cause” (as defined in the agreement) or Mr. Frakes terminates his employment with us other than for “Good Reason” (as defined in the agreement), Mr. Frakes must repay in full the amount of the bonus received from us. In the event of his death or disability or termination by us other than for “Cause” or termination by Mr. Frakes for “Good Reason,” Mr. Frakes will not be required to repay any portion of the bonus received by him.

Amendment of Convertible Promissory Note Terms

On November 12, 2015, we entered into an Amendment of Terms with two investors. Previously, we and the investors had entered into a subscription agreement dated November 6, 2014, pursuant to which we issued to the investors convertible promissory notes in an aggregate principal amount of $527,780 and warrants to purchase up to an aggregate of 47,125 shares of our common stock (see Note 5). The Amendment of Terms modifies the terms of the subscription agreement, notes and warrants to, among other things, extend the maturity date of the notes from April 1, 2016 to June 1, 2016, temporarily reduce the number of shares that we must reserve with respect to conversion of the notes, and temporarily suspend the time period during which one of the investors may exercise its warrants in order to provide us with additional authorized shares to issue as part of our ordinary business operations. In exchange for the investors’ agreements in the Amendment of Terms, we paid one of the investors a cash fee of $90,000.

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

Through Exosome Sciences, Inc., our majority-owned subsidiary, we are also studying potential diagnostic techniques for identifying and monitoring neurological conditions and cancer. We consolidate Exosome’s activities in our consolidated financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Revenues

We recorded government contract revenue in the three months ended September 30, 2015 and 2014.  This revenue arose from work performed under our government contract with the Defense Advanced Research Projects Agency, or DARPA, and our subcontract with Battelle Memorial Institute as follows:

	Three Months Ended 9/30/15	Three Months Ended 9/30/14	Change in Dollars
DARPA Contract	$186,164	$444,723	$(258,559)
Battelle Subcontract	2,202	34,352	(32,150)
Total Government Contract Revenue	$188,366	$479,075	$(290,709)

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

Originally, only the base year (year one of the contract) was effective for the parties; however, DARPA subsequently exercised its option on the remaining years of the contract. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract. We cannot assure you that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term. We commenced work under the contract in October 2011.

In February 2014, DARPA reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction will reduce the possible payments under the contract by $858,469 over years three through five.

In the three months ended September 30, 2015, we invoiced the U.S. Government for the twenty-sixth milestone under our DARPA contract in the amount of $186,164 and received that payment subsequent to September 30, 2015. During the three months ended September 30, 2014 we invoiced DARPA for three milestones totaling $444,723.

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2015 were $1,312,727 in comparison with $1,080,267 for the comparable quarter a year ago.  This increase of $232,460, or 21.5%, was due to increases in general and administrative expenses of $98,578, in professional fees of $80,386 and in payroll and related expenses of $53,496.

The $98,578 increase in general and administrative expenses was primarily due to an increase of $120,633 in our non-DARPA-related general and administrative expenses, which was partially offset by a $5,707 decrease in the general and administrative expenses at ESI and a $16,348 decrease in our DARPA-related general and administrative expenses. The primary factor in the $120,632 increase in our non-DARPA-related general and administrative expenses was a $114,564 increase in the cost of our U.S. clinical trial.

The $80,386 increase in our professional fees was primarily due to an increase in our non-DARPA-related professional fees of $85,478. We also had an increase in our DARPA-related professional fees of $1,484. Those increases were partially offset by a reduction in our professional fees at ESI of $6,576. The $85,478 increase in our non-DARPA-related professional fees was primarily due to a $56,625 increase in legal fees largely related to work on several registration statements related to our financings, a $20,229 increase in investor relations fees and a $13,061 increase in scientific consulting fees.

The $53,496 increase in payroll and related expenses was primarily due to a $92,578 increase in cash-based compensation, which was partially offset by a $39,082 decrease in stock-based compensation due to vesting of stock option grants issued in July 2013 and June 2014. The $92,578 increase in cash-based compensation primarily arose from an increase of $149,212 at Aethlon which was partially offset by a reduction of $56,634 at ESI due to headcount reductions. The increase in cash-based compensation at Aethlon was primarily due to established milestone-based bonus payments of $175,000 which were partially offset by headcount reductions.

Other Expense

Other expense consists primarily of losses on debt conversion and interest expense. Other expense for the three months ended September 30, 2015 was other expense of $127,245 in comparison with other expense of $287,001 for the comparable quarter a year ago.

Loss on Debt Conversion and Other

We recorded a loss on debt conversion of $65,493 for the three months ended September 30, 2014 that related to the conversion to equity of $45,906 in principal and accrued interest related to a note payable. We did not record a loss on debt conversion in the three months ended September 30, 2015.

The three months ended September 30, 2014 also included a charge of $143,363 for the change in fair value related to the extension of the warrants of a note holder in exchange for a postponement in the agreed payment date of his notes.

Interest Expense

Interest expense was $127,245 for the three months ended September 30, 2015 compared to $78,145 in the corresponding prior period, an increase of $49,100. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	9/30/15	9/30/14	Change
Interest Expense	$13,968	$66,585	$(52,617)
Amortization of Deferred Financing Costs	20,139	11,560	8,579
Amortization of Note Discounts	93,138	–	93,138
Total Interest Expense	$127,245	$78,145	$49,100

As noted in the above table, the most significant factor in the $49,100 increase in interest expense was the $93,138 increase in the amortization of note discounts, which related to the amortization against the discount on the convertible notes that we issued in November 2014. Other smaller factors in the change in our total interest were a $52,617 decrease in contractual interest expense that was primarily due to lower levels of notes outstanding in the 2015 period and a $8,579 increase in the amortization of deferred financing costs.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss before noncontrolling interests increased from approximately $888,000 in the quarter ended September 30, 2014 to approximately $1,252,000 for the quarter ended September 30, 2015.

Basic and diluted loss attributable to common stockholders were ($0.16) for both the three month period ended September 30, 2015 and the three month period ended September 30, 2014.

SIX MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2014

Revenues

We recorded government contract revenue in the six months ended September 30, 2015 and 2014. This revenue arose from work performed under our government contract with the Defense Advanced Research Projects Agency, or DARPA, and our subcontract with Battelle Memorial Institute as follows:

	Six Months Ended 9/30/15	Six Months Ended 9/30/14	Change in Dollars
DARPA Contract	$372,328	$444,723	$(72,395)
Battelle Subcontract	8,546	85,648	(77,102)
Total Government Contract Revenue	$380,874	$530,371	$(149,497)

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

Originally, only the base year (year one of the contract) was effective for the parties; however, DARPA subsequently exercised its option on the remaining years of the contract. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract. We cannot assure you that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term. We commenced work under the contract in October 2011.

In February 2014, DARPA reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction will reduce the possible payments under the contract by $858,469 over years three through five.

In the six months ended September 30, 2015, we invoiced the U.S. Government for the twenty-fifth and twenty-sixth milestones under our DARPA contract in the amount of $372,328 and received payments on both invoices. During the six months ended September 30, 2014 we invoiced DARPA for three milestones totaling $444,723.

Operating Expenses

Consolidated operating expenses for the six months ended September 30, 2015 were $2,595,206 in comparison with $2,303,571 for the comparable quarter a year ago.  This increase of $291,635, or 12.7%, was due to increases in professional fees of $216,999 and in general and administrative expenses of $183,598, which were partially offset by a decrease in payroll and related expenses of $108,962.

The $216,999 increase in our professional fees was primarily due to an increase in our non-DARPA-related professional fees of $322,447, which was partially offset by a reduction in our professional fees at ESI of $61,573 and in our DARPA-related professional fees of $43,875. The $322,447 increase in our non-DARPA-related professional fees was primarily due to a $269,249 increase in legal fees and a $59,714 increase in accounting fees both of which largely related to work on several registration statements related to our financings.

The $183,598 increase in general and administrative expenses was primarily due to an increase of $230,689 in our non-DARPA-related general and administrative expenses, which was partially offset by a $24,484 decrease in the general and administrative expenses at ESI and a $22,607 decrease in our DARPA-related general and administrative expenses.  The primary factors in the $230,689 increase in our non-DARPA-related general and administrative expenses were a $156,824 increase in the cost of our U.S. clinical trial, a $24,010 increase in our license and permit expenses, which was largely related to the amortization of our Nasdaq listing fee, a $30,125 increase in our conference expense and a related $27,098 increase in our travel expense largely related to increased participation in investor and industry conferences.

The $108,962 decrease in payroll and related expenses was primarily due to a $159,258 decrease in stock-based compensation due to vesting of stock option grants issued in July 2013 and June 2014 and to a $56,504 reduction in cash-based compensation at ESI due to headcount reductions from the 2014 period, which were partially offset by a $106,800 increase in cash-based compensation at Aethlon.

Other Expense

Other expense consists primarily of losses on debt conversion and interest expense. Other expense for the six months ended September 30, 2015 was other expense of $253,933 in comparison with other expense of $2,819,285 for the comparable quarter a year ago.

Loss on Debt Conversion and Other

We recorded a loss on settlement of notes of $2,453,630 for the six months ended September 30, 2014. This loss arose from payments of accrued interest on our 12% Series A convertible notes that were in the form of units (common stock plus warrants). The loss was calculated based on the fair value of the warrants and shares issued in the unit payments less the accrued interest that was paid. There was no loss on settlement of notes in the six months ended September 30, 2015.

The six months ended September 30, 2014 also included a charge of $143,363 for the change in fair value related to the extension of the warrants of a note holder in exchange for a postponement in the agreed payment date of his notes.

Interest Expense

Interest expense was $253,933 for the six months ended September 30, 2015 compared to $144,799 in the corresponding prior period, an increase of $109,134. The various components of our interest expense are shown in the following table:

	Six Months Ended	Six Months Ended
	9/30/15	9/30/14	Change
Interest Expense	$28,216	$123,297	$(95,081)
Amortization of Deferred Financing Costs	39,441	21,502	17,939
Amortization of Note Discounts	186,276	–	186,276
Total Interest Expense	$253,933	$144,799	$109,134

As noted in the above table, the most significant factor in the $109,134 increase in interest expense was the $186,276 increase in the amortization of note discounts, which related to the amortization against the discount on the convertible notes that we issued in November 2014. Other smaller factors in the change in our total interest were a $95,081 decrease in contractual interest expense that was primarily due to lower levels of notes outstanding in the 2015 period and a $17,939 increase in the amortization of deferred financing costs.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss before noncontrolling interests decreased from approximately $4,592,000 in the six month period ended September 30, 2014 to approximately $2,468,000 for the six month period ended September 30, 2015.

Basic and diluted loss attributable to common stockholders were ($0.34) for the six month period ended September 30, 2015 compared to ($0.92) for the period ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, we had a cash balance of $4,209,356 and working capital of $3,718,344. This compares to a cash balance of $855,596 and working capital of $630,420 at March 31, 2015. In June 2015, we raised $5,591,988 in net proceeds from a financing, which, coupled with previously existing funds on hand and expected revenues from our government contracts, should finance our operations for the fiscal year ending March 31, 2016 including the cost of our current clinical trials.

However, we will require significant additional financing to complete additional future clinical trials in the U.S., as well as fund all of our continued research and development activities for the Hemopurifier and products on our Aethlon ADAPT platform beyond the fiscal year ending March 31, 2016.

Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the six months ended
	September 30, 2015	September 30, 2014
Cash (used in) provided by:
Operating activities	$(2,238)	$(1,394)
Financing activities	5,592	670
Net increase (decrease) in cash	$3,354	$(724)

NET CASH FROM OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $2,238,000 in the six months ended September 30, 2015 compared to $1,394,000 in the six months ended September 30, 2014, an increase of $844,000.

NET CASH FROM FINANCING ACTIVITIES. Net cash generated from financing activities increased from approximately $670,000 in the six months ended September 30, 2014 to $5,592,000 in the six months ended September 30, 2015. The only financing activity in both periods was the issuance of common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2015 and subsequent thereto through the date of filing this report, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers are “accredited investors” for the purpose of Rule 501 promulgated under the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act or Regulation D promulgated by the Commission under the Securities Act.

During the three months ended September 30, 2015, we issued an aggregate of 5,292 shares of common stock to an accredited investor upon the exercise of previously issued warrants. The warrants were exercised on a cashless or “net” basis. Accordingly, we did not receive any proceeds from such exercises. The cashless exercise of such warrants resulted in the cancellation of previously issued warrants to purchase an aggregate of 1,744 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

Shortly prior to the filing of this Quarterly Report on Form 10-Q, on November 12, 2015, we entered into an Amendment of Terms with two investors. Previously, we and the investors had entered into a Subscription Agreement dated November 6, 2014, pursuant to which we issued to the investors convertible promissory notes in an aggregate principal amount of $527,780 and warrants to purchase up to an aggregate of 47,125 shares of our common stock. The Amendment of Terms modifies the terms of the Subscription Agreement, notes and warrants to, among other things, extend the maturity date of the notes from April 1, 2016 to June 1, 2016, temporarily reduce the number of shares that we must reserve with respect to conversion of the notes, and temporarily suspend the time period during which one of the investors may exercise its warrants in order to provide us with additional authorized shares to issue as part of our ordinary business operations. In exchange for the investors’ agreements in the Amendment of Terms, we paid one of the investors a cash fee of $90,000.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc., as amended (2)

10.1	DARPA Contract Extension dated September 25, 2015 (3)

10.2	Amendment No. 1 to Joyce Employment Agreement dated October 16, 2015 (4)

10.3	Amendment No, 1 to Kenley Offer Letter dated October 16, 2015 (4)

10.4	Frakes Retention Bonus Agreement dated October 16, 2015 (4)

10.5	Third Amendment to Standard Industrial Net Lease by and between Sorrento Business Complex and Aethlon Medical, Inc. dated October 21, 2015*

10.6	Amendment of Terms dated November 12, 2015*

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files*

	101.INS	XBRL Instance Document

	101.SCH	XBRL Schema Document

	101.CAL	XBRL Calculation Linkbase Document

	101.DEF	XBRL Definition Linkbase Document

	101.LAB	XBRL Label Linkbase Document

	101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

(1)	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-203487) filed on April 17, 2015 and incorporated by reference.

(2)	Filed with the Company’s Annual Report on Form 10-K filed on June 26, 2015 for the year ended March 31, 2015 and incorporated by reference.

(3)	Filed with the Company’s Current Report on Form 8-K filed on September 28, 2015 and incorporated by reference.

(4)	Filed with the Company’s Current Report on Form 8-K filed on October 22, 2015 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: November 16, 2015	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

