Form 10-Q
period 2015-12-31
AETHLON MEDICAL INC
filed 2016-02-04
CIK 882291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 4, 2016, the registrant had outstanding 7,622,393 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$3,250,897	$855,596
Accounts receivable	1,668	193,341
Deferred financing costs	91,102	82,324
Prepaid expenses and other current assets	91,617	73,135
Total current assets	3,435,284	1,204,396

Property and equipment, net	43,684	56,091
Patents and patents pending, net	96,452	103,325
Deposits	17,443	16,776
Total assets	$3,592,863	$1,380,588

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	$215,903	$342,133
Due to related parties	155,112	146,112
Convertible notes payable, current portion	434,643	–
Other current liabilities	78,231	85,731
Total current liabilities	883,889	573,976

Noncurrent liabilities
Convertible notes payable, noncurrent portion	–	155,229
Total noncurrent liabilities	–	155,229

Total liabilities	883,889	729,205

Commitments and Contingencies (Note 13)

Equity
Common stock, par value $0.001 per share; 10,000,000 shares authorized as of December 31, 2015 and March 31, 2015; 7,622,393 and 6,657,046 shares issued and outstanding as of December 31, 2015 and March 31, 2015, respectively	7,621	6,657
Additional paid-in capital	87,996,431	82,238,507
Accumulated deficit	(85,254,522)	(81,629,714)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	2,749,530	615,450

Noncontrolling interests	(40,556)	35,933

Total equity	2,708,974	651,383

Total liabilities and equity	$3,592,863	$1,380,588

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended December 31, 2015 and 2014

(Unaudited)

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Nine Months Ended December 31, 2015	Nine Months Ended December 31, 2014
REVENUES

Government contract revenue	$301,033	$33,434	$681,907	$563,805

OPERATING EXPENSES

Professional fees	387,820	82,029	1,315,253	792,463
Payroll and related expenses	614,731	570,939	1,670,809	1,735,979
General and administrative	382,612	467,446	994,305	895,543
Total operating expenses	1,385,163	1,120,414	3,980,367	3,423,985
OPERATING LOSS	(1,084,130)	(1,086,980)	(3,298,460)	(2,860,180)

OTHER EXPENSE
Loss on debt conversion	–	222,939	–	2,754,062
Interest and other debt expenses	148,904	148,723	402,837	293,522
Other Expense	–	143,363	–	143,363
Total other expense	148,904	515,025	402,837	3,190,947
NET LOSS BEFORE NONCONTROLLING INTERESTS	(1,233,034)	(1,602,005)	(3,701,297)	(6,051,127)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(15,866)	(51,548)	(76,489)	(140,683)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,217,168)	$(1,550,457)	$(3,624,808)	$(5,910,444)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.16)	$(0.26)	$(0.50)	$(1.12)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	7,616,619	6,032,126	7,318,019	5,254,459

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2015 and 2014

(Unaudited)

	Nine Months Ended December 31, 2015	Nine Months Ended December 31, 2014
Cash flows from operating activities:
Net loss	$(3,701,297)	$(6,051,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,587	28,014
Stock based compensation	152,133	338,580
Fair market value of common stock, warrants and options issued for services	–	225,158
Loss on extension of warrants	–	143,363
Loss on debt conversion	–	2,754,062
Amortization of debt discount and deferred financing costs	360,636	131,074
Changes in operating assets and liabilities:
Accounts receivable	191,673	79,951
Prepaid expenses and other current assets	(109,149)	4,396
Accounts payable and other current liabilities	(133,730)	(776,559)
Due to related parties	9,000	(28,689)
Net cash used in operating activities	(3,202,147)	(3,151,777)

Cash flows from investing activities:
Purchases of office equipment	(9,307)	–
Net cash used in investing activities	(9,307)	–

Cash flows from financing activities:
Proceeds from the issuance of notes payable	–	415,000
Principal repayments of notes payable	–	(500,920)
Proceeds from the issuance of common stock, net	5,606,755	4,763,153
Net cash provided by financing activities	5,606,755	4,677,233

Net increase in cash	2,395,301	1,525,456

Cash at beginning of period	855,596	1,250,279

Cash at end of period	$3,250,897	$2,775,735

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$–	$435,139

Supplemental disclosures of non-cash investing and financing activities:

Debt and accrued interest converted to common stock	$–	$2,065,787

Reclassification of warrant derivative liability into equity	$–	$10,679,067

Deferred financing costs recorded	$–	$117,280

Reclassification of accrued interest to convertible notes payable	$–	$25,766

Debt discount related to warrants and beneficial conversion feature	$–	$527,780

Cashless exercise of warrants	$5	$21,516

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2015

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed consolidated balance sheet as of March 31, 2015 was derived from our audited financial statements. Operating results for the nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016. For further information, refer to our Annual Report on Form 10-K for the year ended March 31, 2015, which includes audited financial statements and footnotes as of March 31, 2015 and 2014 and for the years then ended.

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

As of December 31, 2015 and 2014, a total of 2,764,894 and 2,205,525 potential common shares, consisting of shares underlying outstanding stock options, warrants and convertible notes payable were excluded as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three and nine month periods ended December 31, 2015 and 2014, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	December 31,	December 31,
	2015	2014
Three months ended	$147,803	$214,165
Nine months ended	$576,191	$747,657

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

5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consisted of the following at December 31, 2015:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable – Current Portion:
November 2014 10% Convertible Notes	$527,780	$(93,137)	$434,643	$60,841
Total – Convertible Notes Payable – Current Portion	527,780	(93,137)	434,643	60,841

Convertible Notes Payable – Non-Current Portion	–	–	–	–
Total Convertible Notes Payable	$527,780	$(93,137)	$434,643	$60,841

During the nine months ended December 31, 2015, we recorded interest expense of $39,584 related to the contractual interest rates of our convertible notes, interest expense of $279,414 related to the amortization of debt discount and interest expense of $81,222 related to the amortization of deferred financing costs for a total interest expense of $400,220 related to our convertible notes in the nine months ended December 31, 2015.

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

The estimated relative fair value of warrants issued in connection with the November 2014 10% Convertible Notes was recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. We recorded debt discount of $240,133 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than market price of the underlying common stock on the date of issuance, we recorded an additional debt discount of $287,647 related to the beneficial conversion feature. As of December 31, 2015, the $527,780 principal amount outstanding under this agreement is presented net of unamortized debt discount of $93,137.

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

Amendment of Convertible Promissory Note Terms

On November 12, 2015, we entered into an Amendment of Terms with the two investors that participated in the November 2014 10% Convertible Notes. The Amendment of Terms modifies the terms of the subscription agreement, notes and warrants to, among other things, extend the maturity date of the notes from April 1, 2016 to June 1, 2016, temporarily reduce the number of shares that we must reserve with respect to conversion of the notes, and temporarily suspend the time period during which one of the investors may exercise its warrants in order to provide us with additional authorized shares to issue as part of our ordinary business operations. In exchange for the investors’ agreements in the Amendment of Terms, we paid one of the investors a cash fee of $90,000, which we recorded as deferred financing costs and will amortize over the remaining term of the notes. During the three and nine months ended December 31, 2015, $20,769 of amortization related to the amendment has been included in interest expense in the accompanying condensed consolidated statements of operations.

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

The following transactions related to the Amended and Restated Notes impacted our condensed consolidated statements of operations and statements of cash flows in the nine month period ended December 31, 2014.

Weiner Note Conversion

On June 24, 2014, we entered into an agreement with the Ellen R. Weiner Family Revocable Trust (the “Trust”), a holder of a Series A 12% Convertible Note (the “Note”), which previously was classified as being in default. As per the agreement, the Trust converted past due principal of $660,000 and an accrued interest balance of $343,200 into restricted common stock, representing all amounts outstanding to the Trust.

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

In exchange for the Estate’s extension of the Note, the conversion of accrued interest and the waivers of anti-dilution price protection in the previously issued warrants, in addition to the Conversion Securities, we also issued to the Estate 500 restricted shares of common stock as an extension fee and extended the expiration date of all of the previously issued warrants to July 1, 2018. We valued the 500 share extension fee at $4,500 based on our closing price and recorded that value as a deferred financing cost, which we will amortize over the extended two year life of the note.

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

6. EQUITY TRANSACTIONS IN THE NINE MONTHS ENDED DECEMBER 31, 2015

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

ISSUANCES OF COMMON STOCK AND WARRANTS

The following are Aethlon Medical, Inc.’s Equity Transactions in the Nine Months Ended December 31, 2015:

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

During the three months ended December 31, 2015, we issued an aggregate of 6,757 restricted shares of common stock to two investors upon the exercise of previously issued warrants. The warrants were exercised for cash and we received cash proceeds of $14,766 for an average purchase price of $2.19 per share per the terms of the warrants.

The following are Aethlon Medical, Inc.’s Equity Transactions in the Nine Months Ended December 31, 2014:

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

During the three months ended September 30, 2014, we issued and sold to three accredited investors units consisting of (a) 2,000 restricted shares of our common stock, par value $.001 per share, at prices per share ranging from $4.55 to $4.70 and (b) a five-year warrant to purchase 1,000 shares of common stock at exercise prices ranging from $6.80 to $7.15 per share. In total, the investors purchased for cash an aggregate of $90,000 of units. The investors acquired an aggregate of 19,500 shares of common stock and warrants to acquire up to an aggregate of 9,750 shares of common stock.

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

During the three months ended December 31, 2014, we issued an aggregate of 112,500 shares of common stock to convert in full the outstanding principal balance of $225,000 and interest balance of $11,250 on the remaining note from 2010 through the issuance of 112,500 shares of common stock. The conversion price per share was $2.10.

During the three months ended December 31, 2014, we issued to an accredited investor units consisting of an aggregate of 36,716 shares of common stock and warrants to acquire up to an aggregate of 36,716 shares of common stock at an exercise price of $5.15 per share. The units were issued to the investor upon the conversion of an aggregate of $189,087 of unpaid principal and accrued interest due under two promissory notes we previously issued to the investor. The amounts converted represented the entire principal and interest outstanding under the notes and the notes held by that holder were retired.

Issuance of Convertible Notes

During the three months ended December 31, 2014, we sold to two accredited investors (i) convertible promissory notes in the aggregate principal amount of $527,780 and (ii) five year warrants to purchase up to 47,123 shares of common stock at a fixed exercise price of $8.40 per share. The convertible promissory notes bear interest at the annual rate of 10% and originally were set to mature on April 1, 2016. The aggregate gross cash proceeds to us were $415,000 after subtracting legal fees of $35,000; the balance of the principal amount of the notes represents a $27,780 due diligence fee and an original issuance discount. The convertible promissory notes are convertible at the option of the holders into shares of our common stock at a fixed price of $5.60 per share, for up to an aggregate of 94,246 shares of common stock (see Note 5).

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

Other related party transactions are disclosed elsewhere in these notes to consolidated financial statements.

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	December 31,	March 31,
	2015	2015
Accrued interest	$60,841	$21,258
Other accrued liabilities	17,390	64,473
Total other current liabilities	$78,231	$85,731

9. STOCK COMPENSATION

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three and nine months ended December 31, 2015 and 2014.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Vesting of stock options	$50,711	$77,900	$152,133	$338,580
Total stock-based compensation expense	50,711	77,900	152,133	338,580

Weighted average number of common shares outstanding – basic and diluted	7,616,619	6,032,126	7,318,019	5,254,459

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.06)

All of the stock-based compensation expense recorded during the nine months ended December 31, 2015 and 2014, which totaled $152,133 and $338,580, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the nine months ended December 31, 2015 was insignificant and resulted in no adjustments.

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

There were no stock option grants during the nine months ended December 31, 2015.

During the nine months ended December 31, 2014, our Board of Directors approved the following grants of options to certain officers and directors of the Company:

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

In addition to the above grants to our officers, during the nine months ended December 31, 2014, our Board of Directors also approved the grant of options to five employees to acquire an aggregate of 7,400 shares of our common stock at an exercise price of $9.50 per share, the closing price of our common stock on the date of grant. The aggregate fair value of those stock options at the date of grant was $60,680. Those options vested as to 2,467 shares on the grant date for a vesting expense of $20,227 and will vest as to an additional 2,467 shares on the first anniversary of the grant date and 2,466 shares on the second anniversary of the grant date. Unless earlier exercised or terminated, the option will expire June 6, 2024.

Also during the nine months ended December 31, 2014, we issued 3,684 stock options to each of our three outside directors. Those grants vested over the fiscal year ending March 31, 2015 and have an exercise price of $9.50 per share.

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

Options outstanding that have vested and are expected to vest as of December 31, 2015 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	445,557	$11.40	4.67
Expected to vest	50,133	$6.36	7.98
Total	495,690

A summary of stock option activity during the nine months ended December 31, 2015 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2015	501,690	$4.00-$20.50	$12.50
Exercised	–	–	–
Granted	–	–	–
Cancelled/Expired	(6,000)	$20.50	$20.50
Stock options outstanding at December 31, 2015	495,690	$4.00-$20.50	$10.89
Stock options exercisable at December 31, 2015	445,557	$4.00-$20.50	$11.66

At December 31, 2015, there was approximately $189,850 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 0.94 years.

On December 31, 2015, our stock options had a negative intrinsic value since the closing price on that date of $6.79 per share was below the weighted average exercise price of our stock options.

10. WARRANTS

During the nine months ended December 31, 2015, we issued 746,656 warrants with an exercise price of $6.30 per share. Those warrants were issued in connection with our June 2015 financing (see Note 6).

A summary of warrant activity during the nine months ended December 31, 2015 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2015	1,430,738	$2.10 - $15.00	$6.84
Exercised	(12,049)	$2.10 - $5.40	$2.15
Issued	746,656	$6.30	$6.30
Cancelled/Expired	(1,252)	$2.10	$2.10
Warrants outstanding at December 31, 2015	2,164,093	$2.10 - $15.00	$6.68
Warrants exercisable at December 31, 2015	2,164,093	$2.10 - $15.00	$6.68

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models at, and during the nine months ended December 31, 2015:

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

In the nine months ended December 31, 2015, we invoiced the U.S. Government for the twenty-fifth, twenty-sixth and twenty-seventh milestones under our DARPA contract in the aggregate amount of $669,292 and received the payments related to those milestones. The details of those milestones were as follows:

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

Milestone 2.5.2.2 – Finish construction and begin delivery of 50 prototype cartridges for testing by the systems integrator. The milestone payment was $296,964. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We demonstrated that we completed the construction of 50 prototype cartridges and were prepared to deliver the cartridges to the systems integrator. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

During the nine months ended December 31, 2014, we invoiced DARPA for three milestones totaling $444,723. The details of those milestones were as follows:

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

The following tables set forth certain information regarding our segments and other operations that conforms to the consolidated balance sheet and statement of operations presented in this Report:

	Nine Months Ended December 31,
	2015	2014
Revenues:
Aethlon	$681,907	$563,805
ESI	–	–
Total Revenues	$681,907	$563,805

Operating Losses:
Aethlon	$(2,916,016)	$(2,156,769)
ESI	(382,442)	(703,411)
Total Operating Loss	$(3,298,458)	$(2,860,180)

Net Losses:
Aethlon	$(3,318,853)	$(5,347,716)
ESI	(382,442)	(703,411)
Net Loss Before Non-Controlling Interests	$(3,701,295)	$(6,051,127)

Cash:
Aethlon	$3,221,006	$2,446,820
ESI	29,891	328,915
Total Cash	$3,250,897	$2,775,735

Total Assets:
Aethlon	$3,514,098	$2,735,913
ESI	78,765	420,582
Total Assets	$3,592,863	$3,156,495

Capital Expenditures:
Aethlon	$9,307	$–
ESI	–	–
Capital Expenditures	$9,307	$–

Depreciation and Amortization:
Aethlon	$13,902	$13,328
ESI	14,685	14,686
Total Depreciation and Amortization	$28,587	$28,014

Interest Expense:
Aethlon	$(402,837)	$(293,522)
ESI	–	–
Total Interest Expense	$(402,837)	$(293,522)

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

Our Exosome Sciences, Inc. subsidiary previously rented approximately 2,055 square feet of office and laboratory space at 11 Deer Park Drive, South Brunswick, NJ at the rate of $3,917 per month on a one year lease that expired in October 2015. In October 2015, Exosome Sciences, Inc. relocated to a different suite at the same office complex. That new suite is comprised of approximately 541 square feet of office and laboratory space and is located at 9 Deer Park Drive, South Brunswick, NJ at the rate of $1,352 per month under a month to month lease basis. In January 2016, we exercised our 30 day notice to terminate the Exosome Sciences’ lease in New Jersey as part of a consolidation of our laboratory operations in San Diego (see Note 14).

Rent expense approximated $23,000 and $43,000 for the three month periods ended December 31, 2015 and 2014, respectively, and $113,000 and $127,000 for the nine month periods ended December 31, 2015 and 2014, respectively, and is included in general and administrative expenses in the condensed consolidated statements of operations.

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

14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to December 31, 2015 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Termination of Exosome Sciences, Inc. Lease

In January 2016, we exercised our 30 day notice to terminate the Exosome Sciences’ lease in New Jersey (see Note 13) as part of a consolidation of our laboratory operations in San Diego.

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

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Aethlon Medical, Inc. ("we" or "us") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, completion of our capital-raising activities, U.S. Food and Drug Administration, or FDA, approval of our products, other regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of our filings with the Securities and Exchange Commission (the “Commission”). The forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

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

In September 2015, DARPA exercised its option to extend our contract with that agency through September 30, 2016.

Through Exosome Sciences, Inc., our majority-owned subsidiary, we are also studying potential diagnostic techniques for identifying and monitoring neurological conditions and cancer. We consolidate Exosome’s activities in our consolidated financial statements.

Our common stock is traded on the Nasdaq Capital Market under the symbol “AEMD.”

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act and must file reports, proxy statements and other information with the Commission. The reports, proxy statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at (800) SEC-0330. The Commission also maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our headquarters are located at 9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123. Our phone number at that address is (858) 459-7800. Our Web site is http://www.aethlonmedical.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2014

Revenues

We recorded government contract revenue in the three months ended December 31, 2015 and 2014.  This revenue arose from work performed under our government contract with the Defense Advanced Research Projects Agency, or DARPA, and our subcontract with Battelle Memorial Institute as follows:

	Three Months Ended 12/31/15	Three Months Ended 12/31/14	Change in Dollars
DARPA Contract	$296,964	$–	$296,964
Battelle Subcontract	4,069	33,434	(29,365)
Total Government Contract Revenue	$301,033	$33,434	$267,599

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

In the three months ended December 31, 2015, we invoiced the U.S. Government for the twenty-seventh milestone under our DARPA contract in the amount of $296,964 and received that payment on that milestone. During the three months ended December 31, 2014 we did not invoice DARPA for any milestones.

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2015 were $1,385,163 in comparison with $1,120,414 for the comparable quarter a year ago.  This increase of $264,749, or 23.6%, was due to increases in professional fees of $305,791 and in payroll and related expenses of $43,792, which were partially offset by a decrease in general and administrative expenses of $84,834.

The $305,791 increase in our professional fees was primarily due to an increase in our non-DARPA-related professional fees of $317,562. We also had an increase in our ESI-related professional fees of $9,218. Those increases were partially offset by a reduction in our DARPA-related professional fees of $20,989. The $317,562 increase in our non-DARPA-related professional fees was primarily due to $424,264 of credits and write-offs on accrued professional fees taken in the December 2014 period as part of a negotiation of payoffs of those accrued fees. There was no comparable activity in the 2015 period. Without those write-offs in the 2014 period, our non-DARPA-related professional fees in the 2015 period were $106,702 below the pre write-off amount of non-DARPA-related professional fees in the 2014 period. The $9,218 increase in our ESI-related professional fees was due to increased intellectual property activity. The $20,989 decrease in our DARPA-related professional fees was due to decreased activity under the contract.

The $43,792 increase in payroll and related expenses was primarily due to a $70,981 increase in cash-based compensation, which was partially offset by a $27,189 decrease in stock-based compensation due to vesting of stock option grants issued in July 2013 and June 2014. The $70,981 increase in cash-based compensation primarily arose from an increase of $175,860 at Aethlon which was partially offset by a reduction of $104,879 at ESI due to headcount reductions. The increase in cash-based compensation at Aethlon was primarily due to retention bonus payments of $200,000 which were partially offset by headcount reductions.

The $84,834 decrease in general and administrative expenses was primarily due to an increase of $5,023 in our non-DARPA-related general and administrative expenses, which was partially offset by a $82,747 decrease in the general and administrative expenses at ESI and a $7,112 decrease in our DARPA-related general and administrative expenses.

Other Expense

Other expense consists primarily of losses on extinguishment of debt and interest expense. Other expense for the three months ended December 31, 2015 was $148,904 in comparison with other expense of $515,025 for the comparable quarter a year ago.

Loss on Extinguishment of Debt and Other

We recorded a loss on extinguishment of debt of $222,939 for the three months ended December 31, 2014 that related to the conversion to equity of $189,087 in principal and accrued interest related to two notes payable. We did not recognize any losses on extinguishment of debt in the three months ended December 31, 2015.

The three months ended December 31, 2014 also included a charge of $143,363 for the change in fair value related to the extension of the warrants of a note holder in exchange for a postponement in the agreed payment date of his notes.

Interest Expense

Interest expense was $148,904 for the three months ended December 31, 2015 compared to $148,723 in the corresponding prior period, an increase of $181. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	12/31/15	12/31/14	Change
Interest Expense	$13,985	$39,151	$(25,166)
Amortization of Deferred Financing Costs	41,781	47,480	(5,699)
Amortization of Note Discounts	93,138	62,092	31,046
Total Interest Expense	$148,904	$148,723	$181

As noted in the above table, the most significant factors in the $181 increase in interest expense were the $5,699 decrease in the amortization of deferred financing costs and a $25,166 reduction in our contractual interest expense that was primarily due to lower levels of notes outstanding in the 2015 period. Those reductions were offset by a $31,046 increase in the amortization of note discounts, which related to the amortization against the discount on the convertible notes that we issued in November 2014, which were only outstanding for a portion of the 2014 period and all of the 2015 period.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss before noncontrolling interests decreased from approximately $1,602,000 in the quarter ended December 31, 2014 to approximately $1,233,000 for the quarter ended December 31, 2015.

Basic and diluted loss attributable to common stockholders was ($0.16) for the three month period ended December 31, 2015 compared to ($0.26) for the three month period ended December 31, 2014.

NINE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2014

Revenues

We recorded government contract revenue in the nine months ended December 31, 2015 and 2014. This revenue arose from work performed under our government contract with the Defense Advanced Research Projects Agency, or DARPA, and our subcontract with Battelle Memorial Institute as follows:

	Nine Months Ended 12/31/15	Nine Months Ended 12/31/14	Change in Dollars
DARPA Contract	$669,292	$444,723	$224,569
Battelle Subcontract	12,615	119,082	(106,467)
Total Government Contract Revenue	$681,907	$563,805	$118,102

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

In the nine months ended December 31, 2015, we invoiced the U.S. Government for the twenty-fifth, twenty-sixth and twenty-seventh milestones under our DARPA contract in the amount of $372,328 and received payments on those invoices. During the nine months ended December 31, 2014 we invoiced DARPA for three milestones totaling $444,723.

Operating Expenses

Consolidated operating expenses for the nine months ended December 31, 2015 were $3,980,367 in comparison with $3,423,985 for the comparable period a year ago.  This increase of $556,382, or 16.2%, was due to increases in professional fees of $522,790 and in general and administrative expenses of $98,762, which were partially offset by a decrease in payroll and related expenses of $65,170.

The $522,790 increase in our professional fees was primarily due to an increase in our non-DARPA-related professional fees of $637,075, which was partially offset by a reduction in our professional fees at ESI of $52,354 and in our DARPA-related professional fees of $61,931. The $637,075 increase in our non-DARPA-related general and administrative expenses was primarily due to $424,264 of credits and write-offs on accrued professional fees taken in the December 2014 period as part of a negotiation of payoffs of those accrued fees. There was no comparable activity in the 2015 period. Without those write-offs in the 2014 period, our non-DARPA-related professional fees in the 2015 period were $212,811 above the pre write-off amount of non-DARPA-related professional fees in the 2014 period. That increase was primarily due to increases in legal fees and in accounting fees, both of which largely related to work on several registration statements related to our financings.

The $98,762 increase in general and administrative expenses was primarily due to an increase of $277,862 in our non-DARPA-related general and administrative expenses, which was partially offset by a $107,231 decrease in the general and administrative expenses at ESI and a $71,871 decrease in our DARPA-related general and administrative expenses.  The primary factors in the $277,862 increase in our non-DARPA-related general and administrative expenses were a $172,056 increase in the expenses related to our U.S. clinical trial, a $24,230 increase in our license and permit expenses, which was largely related to the amortization of our Nasdaq listing fee, a $48,408 increase in our conference expense and a related $18,756 increase in our travel expense largely related to increased participation in investor and industry conferences.

The $65,170 decrease in payroll and related expenses was primarily due to a $186,447 decrease in stock-based compensation due to vesting of stock option grants issued in July 2013 and June 2014 and to a $161,384 reduction in cash-based compensation at ESI due to headcount reductions from the 2014 period, which were partially offset by a $282,661 increase in cash-based compensation at Aethlon.

Other Expense

Other expense consists primarily of losses on extinguishment of debt and interest expense. Other expense for the nine months ended December 31, 2015 was other expense of $402,837 in comparison with other expense of $3,190,947 for the comparable period a year ago.

Loss on Extinguishment of Debt and Other

We recorded a loss on extinguishment of debt of $2,754,062 for the nine months ended December 31, 2014. That loss arose from the payments of accrued interest on our 12% Series A convertible notes that were in the form of units (common stock plus warrants) combined with a loss that related to the conversion to equity of $268,845 in principal and accrued interest related to three notes payable. We did not recognize any losses on extinguishment of debt in the nine months ended December 31, 2015.

The nine months ended December 31, 2014 also included a charge of $143,363 for the change in fair value related to the extension of the warrants of a note holder in exchange for a postponement in the agreed payment date of his notes.

Interest Expense

Interest expense was $402,837 for the nine months ended December 31, 2015 compared to $293,522 in the corresponding prior period, an increase of $109,315. The various components of our interest expense are shown in the following table:

	Nine Months Ended	Nine Months Ended
	12/31/15	12/31/14	Change
Interest Expense	$42,201	$162,448	$(120,247)
Amortization of Deferred Financing Costs	81,222	68,982	12,240
Amortization of Note Discounts	279,414	62,092	217,322
Total Interest Expense	$402,837	$293,522	$109,315

As noted in the above table, the most significant factor in the $109,315 increase in interest expense was the $217,322 increase in the amortization of note discounts, which related to the amortization against the discount on the convertible notes that we issued in November 2014, which were only outstanding for a portion of the 2014 period and all of the 2015 period. Other smaller factors in the change in our total interest were a $120,247 decrease in contractual interest expense that was primarily due to lower levels of notes outstanding in the 2015 period and a $12,240 increase in the amortization of deferred financing costs.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss before noncontrolling interests decreased from approximately $6,051,000 in the nine month period ended December 31, 2014 to approximately $3,701,000 for the nine month period ended December 31, 2015.

Basic and diluted loss attributable to common stockholders were $0.50 for the nine month period ended December 31, 2015 compared to $1.12 for the period ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2015, we had a cash balance of $3,250,897 and working capital of $2,551,395. This compares to a cash balance of $855,596 and working capital of $630,420 at March 31, 2015. In June 2015, we raised $5,591,988 in net proceeds from a financing, which, coupled with previously existing funds on hand and expected revenues from our government contracts, should finance our operations for the fiscal year ending March 31, 2016 including the cost of our current clinical trials.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the nine months ended
	December 31, 2015	December 31, 2014
Cash (used in) provided by:
Operating activities	$(3,202)	$(3,152)
Investing activities	(9)	–
Financing activities	5,606	4,677
Net increase (decrease) in cash	$2,395	$1,525

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $3,202,000 in the nine months ended December 31, 2015 compared to $3,152,000 in the nine months ended December 31, 2014, an increase of $50,000.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $9,000 of cash in our investing activities due to purchases of office equipment in the nine months ended December 31, 2015. There were no investing activities in the nine months ended December 31, 2014.

NET CASH FROM FINANCING ACTIVITIES. Net cash generated from financing activities increased from approximately $4,677,000 in the nine months ended December 31, 2014 to $5,606,000 in the nine months ended December 31, 2015. The only financing activity in the nine months ended December 31, 2015, was the issuance of common stock. In the nine months ended December 31, 2014, we issued common stock for proceeds of approximately $4,763,000, raised approximately $415,000 through the issuance of convertible notes and repaid approximately $501,000 of notes payable.

At the date of this filing, we plan to invest significantly into purchases of our raw materials and into our contract manufacturing arrangement subject to successfully raising additional capital.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the first three quarters of the fiscal year ending March 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2015 and subsequent thereto through the date of filing this report, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers are “accredited investors” for the purpose of Rule 501 promulgated under the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act or Regulation D promulgated by the Commission under the Securities Act.

During the three months ended December 31, 2015, we issued an aggregate of 6,757 restricted shares of common stock to two investors upon the exercise of previously issued warrants. The warrants were exercised for cash and we received cash proceeds of $14,766 for an average purchase price of $2.19 per share per the terms of the warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc., as amended (2)

10.1	Amendment No. 1 to Joyce Employment Agreement dated October 16, 2015 (3)

10.2	Amendment No, 1 to Kenley Offer Letter dated October 16, 2015 (3)

10.3	Frakes Retention Bonus Agreement dated October 16, 2015 (3)

10.4	Third Amendment to Standard Industrial Net Lease by and between Sorrento Business Complex and Aethlon Medical, Inc. dated October 21, 2015 (4)

10.5	Amendment of Terms dated November 12, 2015 (4)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files*

	101.INS	XBRL Instance Document

	101.SCH	XBRL Schema Document

	101.CAL	XBRL Calculation Linkbase Document

	101.DEF	XBRL Definition Linkbase Document

	101.LAB	XBRL Label Linkbase Document

	101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

(1)	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-203487) filed on April 17, 2015 and incorporated by reference.

(2)	Filed with the Company’s Annual Report on Form 10-K filed on June 26, 2015 for the year ended March 31, 2015 and incorporated by reference.

(3)	Filed with the Company’s Current Report on Form 8-K filed on October 22, 2015 and incorporated by reference.

(4)	Filed with the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: February 4, 2016	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

