Form 10-K
period 2016-03-31
AETHLON MEDICAL INC
filed 2016-06-29
CIK 882291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

COMMISSION FILE NUMBER 001-37487

AETHLON MEDICAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	13-3632859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9635 Granite Ridge Drive, Suite 100
San Diego, California	92123
(Address of principal executive office)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 459-7800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

TITLE OF EACH CLASS COMMON STOCK, $.001 PAR VALUE	NAME OF EACH EXCHANGE ON WHICH REGISTERED THE NASDAQ STOCK MARKET LLC

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

NONE

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]  No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2015 was approximately $49 million, computed by reference to the closing sale price of the common stock of $7.16 per share on the Nasdaq Capital Market on September 30, 2015. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the common stock of the registrant outstanding as of June 29, 2016 was 7,622,393.

Explanatory Note: On April 14, 2015, the registrant completed a 1-for-50 reverse stock split. Accordingly, the registrant’s authorized common stock was reduced from 500,000,000 shares to 10,000,000 shares, and each 50 shares of outstanding common stock held by stockholders were combined into one share of common stock. This Form 10-K reflects, and the accompanying consolidated financial statements and accompanying notes have been retroactively revised to reflect, such reverse stock split as if it had occurred on April 1, 2014. All shares and per share amounts have been revised accordingly.

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview and Corporate History

We are a leading developer of immunotherapeutic technologies to combat infectious disease and cancer. To augment the body's natural immune defenses, the Aethlon Hemopurifier® eliminates life-threatening disease targets that are often shielded from the immune system and not well addressed by traditional drug therapies. The technology captures circulating viruses, bacterial toxins and cancer promoting exosomes through affinity attachment to a unique structure that cloaks these targets from immune detection. At present, the Hemopurifier® is being advanced under an FDA approved clinical study. Aethlon is also the majority owner of Exosome Sciences, Inc., or Exosome, a company focused on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases. In addition, we operate under a Department of Defense contract through the Defense Advanced Research Projects Agency, or DARPA, related to the development of a sepsis treatment device. We also operate under a second Department of Defense contract as a subcontractor.

Aethlon Medical was formed on March 10, 1999. Our executive offices are located at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123. Our telephone number is (858) 459-7800. All references to “us” or “we” are references to Aethlon Medical, Inc., combined with its majority-owned subsidiary, Exosome Sciences, Inc.

Target Market and Strategy

Our primary therapeutic business segment is divided into two areas. First, we are advancing our lead product, the Aethlon Hemopurifier, which targets the removal of circulating viruses and shed glycoproteins to treat infectious viral pathogens. In oncology indications, the Hemopurifier targets the removal of circulating exosomes, which are released to promote cancer progression and to seed the spread of metastasis.

The second focus is government contracting. We operate under two Department of Defense contracts related to a program entitled “Dialysis-Like Therapeutics.” One is a contract with DARPA, and the other is a subcontract with Battelle Memorial Institute.. Under these contracts, our tasks include the development of a dialysis-like device to prevent sepsis, a fatal bloodstream infection that is often the cause of death in combat-injured soldiers. Specific to the Hemopurifier, the program has focused on validating the capture of viral pathogens and bacterial toxins.

The third facet of our business is conducted through Exosome, which is our diagnostic business segment and is developing exosome-based products to diagnose and monitor life-threatening disease conditions.

We initially developed the Hemopurifier as a broad-spectrum countermeasure to address the many infectious viral pathogens that are not addressed with antiviral drugs. We also envision our technology serving as an adjunct therapy to improve the benefit of infectious disease and cancer therapy regimens marketed by pharmaceutical organizations. For example, a clinical trial protocol administered at the Medanta Medicity Institute in India was designed to treat Hepatitis C patients as they began their standard of care drug regimen as a means to reduce the time it normally takes for the virus to become undetectable in the patient’s blood. At completion of the Medanta Medicity study, we reported that patients who received the Hemopurifier therapy protocol had higher rapid virologic response and sustained virologic response rates as compared to what would normally be expected for Hepatitis C virus infected individuals who receive standard of care interferon-ribavirin drug therapy alone.

Our Lead Device: The Aethlon Hemopurifier

The Aethlon Hemopurifier is a device that selectively targets the rapid elimination of circulating viruses and tumor-secreted exosomes that promote cancer progression. More specifically, the Hemopurifier addresses antiviral drug-resistance in Hepatitis C virus and Human Immunodeficiency Virus-infected individuals; serves as a countermeasure against viral pathogens not addressed by drug or vaccine therapies; and, we believe, represents the first therapeutic strategy to address cancer promoting exosomes. In clinical studies conducted in India, safety and efficacy observations of Hemopurifier therapy have been observed in both Hepatitis C virus and Human Immunodeficiency Virus-infected individuals. We are currently conducting the first U.S. Food and Drug Administration, or FDA, approved studies of Hemopurifier therapy in the U.S.

The Scientific Mechanism of the Hemopurifier

The Hemopurifier is an extracorporeal (situated or occurring outside the body) device designed for the single-use removal of viruses, viral toxins, and deleterious exosomes from the circulatory system of treated patients. Delivery of Hemopurifier therapy can occur through the established infrastructure of continuous renal replacement therapy and dialysis instruments routinely found in hospitals and clinics worldwide. Most extracorporeal techniques, including dialysis and plasmapheresis, are designed to solely remove circulating particles by molecule size, which results in the elimination of disease targets as well as blood components required for health.

However, the Hemopurifier is an interactive technology that incorporates a lectin affinity agent that binds to a unique high mannose signature that is abundant on the surface of tumor-derived exosomes and glycoproteins that reside on the outer membrane of infectious viruses. The Hemopurifier is designed to provide a broad-spectrum mechanism to reduce the presence of certain cancer and infectious disease related particles. To date, clinical treatment protocols have administered Hemopurifier therapy for periods lasting from three to six and one half hours in duration.

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

Based on previous studies we conducted in India, safety and efficacy observations of Hemopurifier therapy have been observed in both disease conditions. As a result of these outcomes, we have initiated the first FDA-approved feasibility study of Hemopurifier therapy in the U.S. The feasibility study is being conducted on Hepatitis C virus-infected patients at DaVita MedCenter Dialysis in Houston, Texas. The principal investigator for the study is Dr. Ronald Ralph, who replaced Dr. Stephen Z. Fadem as principal investigator in late 2015.

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

On February 14, 2014, we entered into an agreement with Total Renal Research, Inc. (dba DaVita Clinical Research). Pursuant to the agreement, Da Vita Clinical Research is conducting site management administrative services for a study. The agreement with DaVita Clinical Research requires us to pay certain expenses related to the study protocol projected to be less than $200,000, including certain start-up and close-out costs, patient compensation and project management fees. Additional activities and completion of this clinical trial will require us to pay additional costs estimated to be $650,000. We will also be responsible for the fees for any third-party consulting physicians, including Dr. Ralph, utilized in connection with the study and other pass-through expenses if incurred. The work order under this agreement was effective as of May 16, 2014 and will continue in effect until completion of the services being provided by DaVita Clinical Research.

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

Exosome Sciences, Inc. - Diagnostic Candidates

Through our majority-owned subsidiary Exosome, which is our diagnostic product-oriented business segment, we are developing exosome-based product candidates to diagnose and monitor neurological disorders and cancer. Since it began operations in 2013, Exosome researchers have disclosed that they have isolated brain-specific biomarkers associated with Alzheimer's Disease and Chronic Traumatic Encephalopathy.  Specific to Chronic Traumatic Encephalopathy, Exosome is participating in a research collaboration with The Boston University CTE Center to study the correlation of a biomarker known as tausome with Chronic Traumatic Encephalopathy. The initial results from that research collaboration were published in an article entitled “Preliminary Study of Plasma Exosomal Tau as a Potential Biomarker for Chronic Traumatic Encephalopathy” in the Journal of Alzheimer's Disease on April 12, 2016.

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

Originally, only the base year (year one of the contract) was effective for the parties, however, DARPA subsequently exercised the option on the remaining four years of the contract. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract. We cannot assure you that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the remaining contract term. We commenced work under the contract in October 2011.

In February 2014, DARPA reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction will reduce the possible payments under the contract by $858,469 over years three through five.

The DARPA contract requires us to perform certain scientific research and development activities geared toward the achievement of specific milestones set forth in the contract. During the fiscal years ended March 31, 2016 and March 31, 2015, we recognized revenue of $863,011 and $630,887, respectively, under the DARPA contract. Based on the DARPA contract, as now in force, we may achieve up to an additional $387,438 in revenue under the DARPA contract during the fiscal year ending March 31, 2017.

Subcontract with Battelle Memorial Institute

We entered into a subcontract agreement with Battelle in March 2013. Battelle was chosen by DARPA to be the prime contractor on the systems integration portion of the DARPA contract, and we are one of several subcontractors on that systems integration project. We began generating revenues under the subcontract in the three months ended September 30, 2013. During the fiscal years ended March 31, 2016 and March 31, 2015, we recognized revenue of $23,561 and $131,530, respectively, under the Battelle subcontract. Our expected future revenue from the subcontract will be at the discretion of Battelle. The Battelle subcontract is our first cost-reimbursable contract.

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

Research and Development Costs

A substantial portion of our operating budget is used for research and development activities. The cost of research and development, all of which has been charged to operations, amounted to approximately $782,000 and $1,028,000 in the fiscal years ended March 31, 2016 and 2015, respectively.

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

The agreement provides for an upfront payment of 800 shares of unregistered common stock and a 2% royalty on any future net sales. We are also responsible for paying certain patent application and filing costs. Under the assignment agreement, the London Health Science Center Research, Inc. sold and assigned all of its rights, title and interest in the worldwide patents to us.

The following table lists all of our issued patents and patent applications, including their ownership status:

Patents Issued in the United States

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
9,364,601	Extracorporeal removal of microvesicular particles	6/14/16	Owned	10/2/29
8,288,172	Extracorporeal removal of microvesicular particles (exosomes) (method patent)	10/16/12	Owned	3/30/29
7,226,429	Method for removal of viruses from blood by lectin affinity hemodialysis	6/5/07	Owned	1/20/25
6,528,057	Method for removal of HIV and other viruses from blood	3/4/03	Licensed	8/30/19

Patent Applications in the United States

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
14/490,418	Method for removal of viruses from blood by lectin affinity hemodialysis	9/18/14	Owned
14/856361	Device and method for purifying virally infected blood	9/16/15	Owned
14/790684	Affinity capture of circulating biomarkers	7/02/15	Owned
13/808561	Methods and compositions for quantifying exosomes	8/14/13	Owned
14/180093	Extracorporeal removal of microvesicular particles	2/13/14	Owned
14/185033	Extracorporeal removal of microvesicular particles	2/20/14	Owned
62/258340	Plasma exosomal tau as a biomarker for chronic traumatic encephalopathy	11/20/15	Owned
62/352358	Exosomal Tau as a Biomarker for Brain Disorders	6/20/16	Owned

Foreign Patents

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
2,353,399	Method for removal of viruses from blood by lectin affinity hemodialysis (Russia)	4/27/09	Owned	1/20/24
770,344	Method for removal of HIV and other viruses from blood (Australia)	6/3/04	Licensed	8/30/19
DE69929986	Method for removal of HIV and other viruses from blood (Germany)	2/22/06	Licensed	8/30/19
1,109,564	Method for removal of HIV and other viruses from blood (France)	2/22/06	Licensed	8/30/19
1,109,564	Method for removal of HIV and other viruses from blood (Great Britain)	2/22/06	Licensed	8/30/19
1,109,564	Method for removal of HIV and other viruses from blood (Italy)	2/22/06	Licensed	8/30/19
2342203	Method for removal of HIV and other viruses from blood (Canada)	3/1/11	Licensed	8/30/19
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Belgium)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Ireland)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Italy)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Great Britain)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (France)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Germany)	7/17/13	Owned	1/20/24
2,516,403	Method for removal of viruses from blood by lectin affinity hemodialysis (Canada)	8/12/14	Owned	1/20/24

Foreign Patent Applications

		FILING	OWNED OR
APPLICATION #	APPLICATION NAME	DATE	LICENSED
EP20070752778	Extracorporeal removal of microvesicular particles (exosomes) (Europe)	3/9/07	Owned
9,104,740.6	Extracorporeal removal of microvesicular particles (exosomes) (Hong Kong)	3/9/07	Owned
8139/DELNP/2008	Extracorporeal removal of microvesicular particles (exosomes) (India)	3/9/07	Owned
2644855	Extracorporeal removal of microvesicular particles (Canada)	3/9/07	Owned
EP20110804372	Methods and compositions for quantifying exosomes (Europe)	7/7/11	Owned

International Patent Applications

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
PCT/US2016/ 028482	Methods for delivering regional citrate anticoagulation during extracorporeal blood treatments	4/20/16	Owned
PCT/US2015/ 017800	Brain specific exosome based diagnostics and extracorporeal therapies	2/26/15	Owned

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

Trademarks

We have obtained trademark registrations in the U.S. for Hemopurifier, Aethlon Medical, Inc., and the Exosome Sciences Logo and obtained a trademark registration in India for Hemopurifier. Exosome Sciences, Inc. has applied for the Tausome trademark in the U.S., which application is currently pending. We also have common law trademark rights in Aethlon ADAPT™ and ELLSA™.

Licensing and Assignment Agreements

Effective January 1, 2000, we entered into an agreement with a related party under which an invention and related patent rights for a method of removing Human Immunodeficiency and other viruses from the blood using the Hemopurifier were assigned to us by the inventors in exchange for an 8.75% royalty to be paid on future net sales of the patented product or process and shares of our common stock. On March 4, 2003, the related patent (patent #6,528,057) was issued and we issued 3,922 shares of unregistered common stock to that related party. The license runs for the life of the patent, which expires in August 2019.

On November 7, 2006, we entered into an exclusive assignment agreement with the London Health Science Center Research, Inc. under which an invention and related patent rights for a method to treat cancer were assigned to us. The invention provides for the "Extracorporeal removal of microvesicular particles" for which the U.S. Patent and Trademark Office allowed a patent (patent #8,288,172) in the U.S. as of October 2012. The agreement provides for an upfront payment of 800 shares of unregistered common stock and a 2% royalty on any future net sales. We are also responsible for paying certain patent application and filing costs. Under the assignment agreement, we own the patents outright for the life of the patent, which expires in March 2029. Under certain circumstances, ownership of the patents may revert back to the London Health Science Center Research, Inc. if there is an uncured substantial breach of the assignment agreement.

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

The U.S. federal Anti-Kickback Statute, 42 U.S.C. § 1320a-7b, as amended, prohibits persons, including a medical device manufacturer (or a party acting on its behalf), from knowingly or willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for a service or product or the purchasing, ordering, arranging for, or recommending the ordering of, any service or product for which payment may be made by Medicare, Medicaid or any other federal healthcare program. This statute has been interpreted to apply to arrangements between medical device manufacturers on one hand and healthcare providers on the other. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, such as cash payments, gifts or gift certificates, discounts, waiver of payments, credit arrangements, ownership interests, the furnishing of services, supplies or equipment, and the provision of anything at less than its fair market value. Courts have broadly interpreted the scope of the law, holding that it may be violated if merely one purpose of an arrangement is to induce referrals, irrespective of the existence of other legitimate purposes. The Anti-Kickback Statute prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. The reach of the Anti-Kickback Statute was broadened by the recently enacted Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Affordability Reconciliation Act of 2010, collectively, the Affordable Care Act or ACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. In addition to the federal Anti-Kickback Statute, many states have their own anti-kickback laws. Often, these laws closely follow the language of the federal law, although they do not always have the same scope, exceptions, safe harbors or sanctions. In some states, these anti-kickback laws apply not only to payments made by government healthcare programs but also to payments made by other third-party payors, including commercial insurance companies.

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

Employees

We have five full-time employees consisting of our Chief Executive Officer, our President, our Chief Financial Officer, a research scientist and an executive assistant. We utilize, whenever appropriate, consultants in order to conserve cash and resources.

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

We have never been profitable. We have generated revenues during the fiscal years ended March 31, 2016 and March 31, 2015, in the amounts of $886,572, and $762,417, respectively, primarily from our contract with the Defense Advanced Research Projects Agency, or DARPA. However, our revenues continue to be insufficient to cover our cost of operations. Future profitability, if any, will require the successful commercialization of our Hemopurifier technology, other products that may emerge from our Aethlon ADAPT platform or from additional government contract or grant income. We cannot assure you when or if we will be able to successfully commercialize one or more of our products, or if commercialization is successful, whether we will ever be profitable.

We have received an explanatory paragraph from our auditors regarding our ability to continue as a going concern.

Our independent registered public accounting firm noted in their report accompanying our financial statements for our fiscal year ended March 31, 2016 that we have a significant accumulated deficit and that a significant amount of additional capital will be necessary to advance the development of our products to the point at which we may become commercially viable. Our independent registered public accounting firm stated that those conditions raised substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements for the year ended March 31, 2016 describes management's plans to address these matters. We cannot assure you that our business plans will be successful in addressing these issues. This explanatory paragraph about our ability to continue as a going concern could affect our ability to obtain additional financing at favorable terms, if at all, as it may cause investors to lose faith in our long-term prospects. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment.

We will require additional financing to sustain our operations, and without it, we will not be able to continue operations.

We raised $5,591,988 in net proceeds from a financing in June 2015. That amount, coupled with previously existing funds on hand and expected revenues from our government contracts, has financed our operations into the first quarter of the fiscal year ending March 31, 2017. However, we will require significant additional financing to complete the current and expected additional future clinical trials in the U.S., as well as fund all of our continued research and development activities for the Hemopurifier and products on our Aethlon ADAPT platform through the remainder of the fiscal year ending March 31, 2017. In addition, as we expand our activities, our overhead costs to support personnel, laboratory materials and infrastructure will increase. Should the financing we require to sustain our working capital needs be unavailable to us on reasonable terms, if at all, when we require it, we may be unable to support our research and FDA clearance activities including our planned clinical trials. The failure to implement our research and clearance activities would have a material adverse effect on our ability to commercialize our products.

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

Our success depends to a critical extent on the continued services of our Chief Executive Officer, James A. Joyce, and our President, Rodney S. Kenley. If one or both of these key executive officers were to leave us, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The unique knowledge and expertise of these individuals would be difficult to replace within the biotechnology field. We can give you no assurances that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to us. Although Mr. Joyce has signed an employment agreement providing for his continued service to us, that agreement will not preclude him from leaving us should we be unable to compete with offers for employment he may receive from other companies. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers. If any of our key officers were to leave us, it could make it impossible, if not cause substantial delays and costs, to implement our long term business objectives and growth.

Our inability to attract and retain qualified personnel could impede our ability to achieve our business objectives.

We have five full-time employees consisting of our Chief Executive Officer, our President, our Chief Financial Officer, a research scientist and an executive assistant. We utilize, whenever appropriate, consultants in order to conserve cash and resources.

Although we believe that these employees and consultants will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies, including to mitigate the material weakness in our internal control over financial reporting described above. Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. Competition for these individuals, especially in San Diego, California, where many biotechnology companies are located, is intense and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record. Also, if we are required to attract personnel from other parts of the U.S. or abroad, we may have significant difficulty doing so due to the high cost of living in the Southern California area and due to the costs incurred with transferring personnel to the area. If we cannot attract and retain qualified staff and executives, we will be unable to develop our products and achieve regulatory clearance, and our business could fail.

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

If we or our suppliers fail to comply with ongoing FDA or foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

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

If a clinical research organization that we utilize is unable to allocate sufficient qualified personnel to our studies in a timely manner or if the work performed by it does not fully satisfy the requirements of the FDA or other regulatory agencies, we may encounter substantial delays and increased costs in completing our development efforts. Any manufacturer that we select may encounter difficulties in the manufacture of new products in commercial quantities, including problems involving product yields, product stability or shelf life, quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. If any of these occur, the development and commercialization of our product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own. If we rely on only one source for the manufacture of the clinical or commercial supplies of any of our product candidates or products, any production problems or supply constraints with that manufacturer could adversely impact the development or commercialization of that product candidate or product.

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

Modifications to products that are approved through a PMA application generally need FDA approval. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is much costlier and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. Any of our products considered to be a class III device, which are considered to pose the greatest risk and the approval of which is governed by the strictest guidelines, will require the submission and approval of a PMA in order for us to market it in the U.S. We also may design new products in the future that could require the clearance of a 510(k).

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

The Hemopurifier was used to treat one patient suffering from Ebola, and we have received a supplement to our investigational device exemption to establish protocols to treat Ebola patients in the U.S.; however, you should not construe these events as demonstrating that the device is effective in treating Ebola.

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

The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on Dec. 18, 2015, includes a two-year moratorium on the medical device excise tax imposed by Internal Revenue Code section 4191. Thus, the medical device excise tax does not apply to the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016, and ending on December 31, 2017.

Once we market products, we will be subject to this or any future excise tax on our sales of certain medical devices in the U.S. We anticipate that primarily all of our sales, once commenced, of medical devices in the U.S. will be subject to this 2.3% excise tax following December 31, 2017.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies incorporated in our products. We currently have four issued U.S. patents and eight pending U.S. patent applications. We also have fourteen issued foreign patents and have applied for five additional foreign patents and for seven international patents. Our issued patents begin to expire in 2019, with the last of these patents expiring in 2029, although terminal disclaimers, patent term extension or patent term adjustment can shorten or lengthen the patent term. We rely on a combination of patent protection, trade secret laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these may not adequately protect our rights or permit us to gain or keep any competitive advantage.

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

We have derived and expect for the near future to continue to derive substantially all of our revenue under our DARPA contract.  If we are unable to meet any of the remaining DARPA contract milestones to the satisfaction of DARPA, if at all, we may not earn future payments under the contract. Any reduction in our revenues, or the termination of the DARPA contract for any reason, could have a material and adverse effect on our business and operations. In addition, DARPA has the right to unilaterally cancel the contract at any time. Upon the completion of the DARPA contract there can be no assurance we will develop other sources of revenue in the short term.

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

Our DARPA Contract is a fixed price contract, which may not adequately cover our costs in performance should those costs increase.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

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

Our common stock has had an unpredictable trading volume which means you may not be able to sell our shares at or near trading prices or at all.

Trading in our common shares historically has been volatile and often has been thin, meaning that the number of persons interested in purchasing our common shares at or near trading prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is volatile; you may not be able to sell our common stock at or above the price you have paid for them, which may result in losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended March 31, 2016, the high and low closing sale prices of a share of our common stock were $14.00 and $4.34, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, trading in our common shares often has been thin. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to our limited operating history, limited amount of revenue, lack of profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology as a viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is listed on the NASDAQ Capital Market, we believe such securities will be covered securities. Although the states would be preempted from regulating the sale of our securities, in that event, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, our common stock is no longer listed on the NASDAQ Capital Market, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

Our directors and officers own or control approximately 10% of our outstanding common shares which may limit your ability to propose new management or influence the overall direction of the business; this concentration of control may also discourage potential takeovers that could otherwise provide a premium to you.

As of June 28, 2016, our officers and directors beneficially own or control approximately 10% of our outstanding common shares (assuming the exercise of all outstanding options and warrants held by our officers and directors). These persons will have the ability to substantially influence all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

A large number of our common shares are issuable upon exercise of outstanding convertible securities which, if exercised or converted, would be dilutive to your holdings.

As of March 31, 2016, there are outstanding purchase options and warrants entitling the holders to purchase 2,602,639 common shares at a weighted average exercise price of $7.40 per share. This includes 26,105 warrants that are conditional upon the exercise of other warrants. As of March 31, 2016, there are 107,468 shares underlying promissory notes convertible into common stock at a weighted average exercise price of $5.60.

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

We are entitled under our Articles of Incorporation to issue up to 30,000,000 shares of common stock. We have reserved for issuance 2,710,107 shares of common stock for existing options, warrants and convertible notes. As of March 31, 2016, we have issued and outstanding 7,622,393 shares of common stock. As a result, as of March 31, 2016 we had 19,667,500 common shares available for issuance to new investors or for use to satisfy indebtedness or pay service providers.

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

Our Board of Directors may generally issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors that our Board of Directors may deem relevant at that time. For the past four fiscal years (ending March 31, 2016), we issued a total of 1,626,032 shares for debt to reduce our obligations. However, we did not issue any shares as payment for services in the fiscal year ended March 31, 2016. The average price discount of common stock issued for debt during the previous two fiscal years, weighted by the number of shares issued for debt in such period was 76% and 43% for the years ended March 31, 2015 and 2014, respectively.

For the past four fiscal years (ending March 31, 2016), we issued a total of 147,001 shares as payment for services. However, we did not issue any shares as payment for services in the fiscal year ended March 31, 2016. The average price discount (premium) of common stock issued for services during the previous two fiscal years, weighted by the number of shares issued was (6.6)% and 16.0% for the years ended March 31, 2015 and 2014, respectively. It is likely that we will issue additional securities to pay for services and reduce debt in the future, after we increase our authorized shares. We cannot give you any assurance that we will not issue additional shares of common stock at various discounts under circumstances we may deem appropriate at the time.

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

As a public company, we incur significant legal, insurance, accounting and other expenses, including costs associated with public company reporting. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from product development and commercialization activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. These laws and regulations could make it more difficult and costly for us to obtain director and officer liability insurance for our directors and officers, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our Board of Directors, particularly to serve on our audit and compensation committees. In addition, if we are unable to continue to meet the legal, regulatory and other requirements related to being a public company, we may not be able to maintain the quotation of our common stock on the Nasdaq Capital Market or on any other senior market to which we may apply for listing, which would likely have a material adverse effect on the trading price of our common stock.

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

ITEM 2. PROPERTIES

We currently lease approximately 2,576 square feet of executive office space at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123 under a 39-month gross plus utilities lease that commenced on December 1, 2014 with an initial rental rate of $6,054 per month. Such lease expires in March 2018. We believe this leased facility will be satisfactory for our office needs over the term of the lease.

We also lease approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $4,168 per month on a one-year lease that expires in November 2016. We believe this leased facility will be satisfactory for our laboratory needs over the term of the lease.

Our Exosome Sciences, Inc. subsidiary previously rented approximately 2,055 square feet of office and laboratory space at 11 Deer Park Drive, South Brunswick, New Jersey at the rate of $3,917 per month on a one-year lease that expired in October 2015. In October 2015, Exosome Sciences, Inc. relocated to a different suite at the same office complex. Exosome Sciences leased that suite, comprised of approximately 541 square feet of office and laboratory space located at 9 Deer Park Drive, South Brunswick, New Jersey, at the rate of $1,352 per month on a month-to-month lease basis. In January 2016, we exercised our 30-day notice to terminate the Exosome Sciences’ lease in New Jersey prior to consolidating our laboratory operations in San Diego.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in various claims, lawsuits, and/or disputes with third parties or breach of contract actions incidental to the normal course of our business operations. We are currently not involved in any litigation or any pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

We have no disclosure applicable to this item.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq Capital Market under the trading symbol "AEMD." Trading in our common stock historically has been volatile and often has been thin. On July 7, 2015, The NASDAQ Stock Market LLC approved our application for listing our common stock on the Nasdaq Capital Market under the symbol “AEMD,” and we commenced trading on the Nasdaq Capital Market on July 13, 2015. Previously, our common stock was quoted on the OTCQB Marketplace under the trading symbol “AEMD.”

The following table sets forth for the calendar periods indicated the quarterly high and low closing or bid, as applicable, prices for our common stock as reported by the Nasdaq Capital Market and/or the OTCQB Marketplace. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

	CLOSING/BID PRICE
PERIOD	HIGH	LOW

Calendar 2016:
First Quarter	$7.01	$4.34

Calendar 2015:
Fourth Quarter	8.20	6.17
Third Quarter	11.38	6.58
Second Quarter	14.00	6.51
First Quarter	19.50	8.50

Calendar 2014:
Fourth Quarter	28.50	6.00
Third Quarter	9.00	5.00
Second Quarter	11.00	7.50
First Quarter	13.00	8.00

There were approximately 164 record holders of our common stock at June 28, 2016. The number of registered stockholders includes any beneficial owners of common shares held in street name.

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

Recent Sales of Unregistered Securities

We have sold or issued the following equity securities not registered under the Securities Act of 1933, or Securities Act, in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Regulation D of the Securities Act during the fiscal year ended March 31, 2016 and subsequent thereto through the date of filing this report. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

Aethlon Medical, Inc. Equity Transactions in the Fiscal Year Ended March 31, 2016.

On June 25, 2015, we sold $6,000,000 of units, comprised of common stock and warrants, to 18 accredited investors at a price of $6.30 per unit. Each unit consisted of one share of common stock and 0.75 of a five-year warrant to purchase one share of common stock at an exercise price of $6.30 per share. Accordingly, we issued a total of 952,383 shares of unregistered common stock and warrants to purchase 714,285 shares of common stock. For its services as sole placement agent for the financing, we paid Roth Capital Partners, LLC (“Roth”) a cash fee of $285,512 and expense reimbursement of $75,000 and we issued them a five-year warrant to purchase 32,371 shares of common stock at an exercise price of $6.30 per share. We received $5,591,988 in net proceeds from this financing. As the warrants that were issued to the investors and to Roth were issued in connection with common stock for cash, they were considered issued in connection with the financing transaction and the warrant fair value, which was valued using a binomial lattice model, was recorded to additional paid-in-capital.

In connection with the financing, Mr. James Joyce, our Chief Executive Officer, Mr. James Frakes, our Chief Financial Officer and Dr. Chetan Shah, a director of our company, each agreed to waive their right to exercise certain stock options and warrants held by them representing the right to acquire 402,318 shares of common stock in the aggregate (the “Waivers”). The Waivers were required in order to make a sufficient number of shares of common stock available for issuance and the Waivers expired when we amended our Articles of Incorporation on March 31, 2016, to increase the number of authorized shares of our common stock from 10,000,000 to 30,000,000, following stockholder approval of such amendment at our annual stockholders’ meeting on March 29, 2016.

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

During the three months ended December 31, 2015, we issued an aggregate of 6,757 unregistered shares of common stock to two investors upon the exercise of previously issued warrants. The warrants were exercised for cash and we received cash proceeds of $14,766 for an average purchase price of $2.19 per share per the terms of the warrants.

EQUITY COMPENSATION PLANS

SUMMARY EQUITY COMPENSATION PLAN DATA

Equity Compensation Plans

Summary equity compensation plan data

The following table sets forth information, as of March 31, 2016, about our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	–	$–	9,800

Equity compensation plans not approved by security holders (1)(3)	438,547	$10.94	3,028,845

Totals	438,547	$10.94	3,038,645

_____________

(1) The description of the material terms of non-plan issuances of equity instruments is discussed in Note 5 to the accompanying consolidated financial statements.

(2) Net of equity instruments forfeited, exercised or expired.

(3) On March 31, 2016 we had 3,028,845 shares available under our 2010 Stock Incentive Plan.

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

At March 31, 2016, all of the grants previously made under the 2000 Stock Option Plan had expired and 200 common shares had been issued under the plan, with 9,800 available for future issuance.

2010 Stock Incentive Plan

In August 2010, we adopted the 2010 Stock Incentive Plan, which provides incentives to attract, retain and motivate employees and directors whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through awards of options, the right to purchase common stock, stock bonuses and stock appreciation rights and other awards. We initially reserved a total of 70,000 common shares for issuance under the 2010 Stock Incentive Plan.

In August 2010, we filed a registration statement on Form S-8 for the purpose of registering 70,000 common shares issuable under this plan under the Securities Act, and in July 2012, we filed a registration statement on Form S-8 for the purpose of registering 100,000 common shares issuable under this plan under the Securities Act.

On January 26, 2016, our Board of Directors approved an amendment to the 2010 Stock Incentive Plan to increase the total number of shares of common stock reserved for issuance under the plan to 3,170,000 shares, subject to amendment of our Articles of Incorporation to increase our authorized common stock. On March 29, 2016, we held an annual stockholders meeting, at which our stockholders approved the Amended 2010 Stock Incentive Plan and an amendment of our Articles of Incorporation to increase our authorized common stock to 30,000,000 shares. On March 31, 2016, we filed a Certificate of Amendment to our Articles of Incorporation to effect the increase in our authorized common stock. As a result of such amendment, the Amended 2010 Stock Incentive Plan became effective on March 31, 2016.

At March 31, 2016, we had 3,028,845 shares available under this plan.

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

In the fiscal year ended March 31, 2015, our Board of Directors granted ten-year options to acquire an aggregate of 11,053 shares of our common stock, all with an exercise price of $9.50 per share, to our three outside directors under the 2012 program. No stock option grants were issued to directors during the fiscal year ended March 31, 2016.

At March 31, 2016 we had issued 26,757 options under the old 2005 program to outside directors and 79,309 options to employee-directors, 21,756 outside directors’ options had been forfeited, 5,000 outside directors’ options had been exercised, 79,309 employee-directors’ options had been forfeited and no options under the old 2005 program remained outstanding.

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

Stand-alone grants

From time to time our Board of Directors grants common stock or common share purchase options or warrants to selected directors, officers, employees and consultants as equity compensation to such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated. There were no stock option grants to either employees or directors during the fiscal year ended March 31, 2016.

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

Fiscal Years Ended March 31, 2016 and 2015

Results of Operations

Revenues

We recorded government contract revenue in the fiscal years ended March 31, 2016 and 2015.  This revenue arose from work performed under our government contract with the Defense Advanced Research Projects Agency, or DARPA, and our subcontract with Battelle Memorial Institute, or Battelle, as follows:

	Fiscal Year Ended 3/31/16	Fiscal year Ended 3/31/15	Change in Dollars
DARPA contract	$863,011	$630,887	$232,124
Battelle subcontract	23,561	131,530	(107,969)
Total government contract revenue	$886,572	$762,417	$124,155

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

Originally, only the base year (year one of the contract) was effective for the parties; however, DARPA subsequently exercised the option on the second, third, fourth and fifth years of the contract. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract. We cannot assure you that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term. We commenced work under the contract in October 2011.

In February 2014, DARPA reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction reduced the possible payments under the contract by $858,469 over years three through five.

In the fiscal year ended March 31, 2016, we reported $863,011 in contract revenue for that fiscal year and in the fiscal year ended March 31, 2015, we reported $630,887 in contract revenue for that fiscal year.

As of March 31, 2016, we had invoiced DARPA for contract payments totaling $5,548,573 over the course of the contract.

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

Operating Expenses

Consolidated operating expenses were $5,271,406 for the fiscal year ended March 31, 2016 compared to $4,755,270 in the fiscal year ended March 31, 2015, an increase of $516,136. The net increase of $516,136 was due to increases in professional fees of $686,900 and to an increase in general and administrative expense of $21,898, which were partially offset by a decrease in payroll and related expenses of $192,662.

The $686,900 increase in our professional fees arose from a $815,125 increase in non-DARPA-related professional fees, which was partially offset by a decrease in DARPA-related professional fees of $36,446 and a decrease in Exosome’s professional fees of $91,779.

The $815,125 increase in our non-DARPA-related professional fees was primarily due to $424,264 of credits and write-offs on accrued professional fees taken in the fiscal year ended March 31, 2015 as part of a negotiation of payoffs of those accrued fees. There was no comparable activity in the 2016 period. Without those write-offs in the 2015 period, our non-DARPA-related professional fees in the 2016 period were $390,861 over the pre write-off amount of non-DARPA-related professional fees in the 2015 period. That increase was due to a combination of an increase in our US clinical trial expenses of $84,212, an increase of scientific consulting expenses of $138,471, an increase in business development expense of $71,579 and an increase in our legal fees of $125,525, which largely related to work on financings and related registration statement filings.

The $21,898 increase in general and administrative expenses primarily arose from a $183,819 increase in our general and administrative expenses, which was partially offset by a $130,233 decrease in general and administrative expenses at Exosome and a $31,690 decrease in our DARPA-related general and administrative expenses. The $183,819 increase arose from a combination of $100,000 in Nasdaq listing fees and an increase of $70,161 in conference and trade show expenses.

The $192,662 decrease in payroll and related expenses was principally driven by a $258,240 decrease in the payroll and related expenses of Exosome due to headcount reductions and a $213,637 reduction in our stock-based compensation, which were partially offset by a $279,215 increase in payroll and related expenses of Aethlon Medical due primarily to salary increases and bonus payments.

Other Expense (Income)

In the fiscal year ended March 31, 2016, we recognized other expenses of $573,782 compared to $2,986,641 of other expense in the fiscal year ended March 31, 2015. The following table breaks out the various components of our other expense over the fiscal years ended March 31, 2016 and 2015:

	Components of Other Expense in Fiscal Year Ended
	March 31, 2016	March 31, 2015	Change

Loss on debt conversion	$–	$2,753,989	$(2,753,989)

Interest and other debt expenses	573,782	452,276	121,506

Other (income)	–	(219,624)	219,624

Total other expense	$573,782	$2,986,641	$(2,412,859)

We recorded a loss on debt conversion of $2,753,989 in the fiscal year ended March 31, 2015, which arose from the conversion to equity of principal and accrued interest on certain notes payable. There was no comparable loss on debt conversion in the fiscal year ended March 31, 2016.

Other income for the fiscal year ended March 31, 2015 included a gain of $362,800 related to a reduction in our accrued damages due to various debt settlements over the fiscal year and a charge of $143,176 for the change in fair value related to the extension of the warrants of a note holder in exchange for a postponement in the agreed payment date of his notes.

Our interest and other debt expense increased by $121,506 from the fiscal year ended March 31, 2015 to the fiscal year ended March 31, 2016. The following table breaks out the various components of our interest expense over the fiscal years ended March 31, 2016 and 2015:

	Components of Interest Expense and Other Debt Expenses in Fiscal Year Ended
	March 31, 2016	March 31, 2015	Change

Interest expense	$56,549	$166,899	$(110,350)

Amortization of deferred financing costs	144,683	118,147	26,536

Amortization of note discounts	372,550	155,230	217,320

Note restructuring expense	–	12,000	(12,000)

Total interest and other debt expenses	$573,782	$452,276	$121,506

As noted in the above table, the primary factor in the $121,506 overall increase in interest and other debt expenses was a $217,320 increase in the amortization of note discounts. That increase was due to a full year of amortization in the fiscal year ended March 31, 2016 compared to a partial year of amortization in the previous fiscal year since the related convertible notes that were assigned the note discount were funded in November 2014.

As a result of the above factors, our net loss before noncontrolling interests decreased from $6,979,494 for the fiscal year ended March 31, 2015 to $4,958,616 for the fiscal year ended March 31, 2016.

Liquidity and Capital Resources

At March 31, 2016, we had a cash balance of $2,123,737 and working capital of $1,877,532. This compares to a cash balance of $855,596 and working capital of $630,420 at March 31, 2015. Between April 1, 2016 and June 28, 2016, we billed $4,635 and collected $204,106 under our government contracts. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern. In addition, we will need to raise capital to complete the approved human clinical trial in the U.S. We anticipate the primary source of this additional financing will be from proceeds of the Company’s at-the-market offering program.

We raised $5,591,988 in net proceeds from a financing in June 2015. That amount, coupled with previously existing funds on hand and expected revenues from our government contracts, has financed our operations into the first quarter of the fiscal year ending March 31, 2017. However, we will require significant additional financing to complete the current and expected additional future clinical trials in the U.S., as well as fund all of our continued research and development activities for the Hemopurifier and products on our Aethlon ADAPT platform through the remainder of the fiscal year ending March 31, 2017. In addition, as we expand our activities, our overhead costs to support personnel, laboratory materials and infrastructure will increase. Should the financing we require to sustain our working capital needs be unavailable to us on reasonable terms, if at all, when we require it, we may be unable to support our research and U.S. Food and Drug Administration, or FDA, clearance activities including our planned clinical trials. The failure to implement our research and clearance activities would have a material adverse effect on our ability to commercialize our products.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at March 31, 2016 had an accumulated deficit of approximately $86,502,000. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the fiscal year ending March 31, 2017 through debt and/or equity financing arrangements as well as through revenues and related cash receipts under our government contracts.

We are currently addressing our liquidity issue by seeking additional investment capital through issuances of common stock under our existing S-3 registration statement and by applying for additional grants issued by government agencies in the United States. We believe that our cash on hand and funds expected to be received from additional debt and equity financing arrangements will be sufficient to meet our liquidity needs for fiscal 2017. However, no assurance can be given that we will receive any funds in addition to the funds we have received to date.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the year ended
	March 31, 2016	March 31, 2015
Cash (used in) provided by:
Operating activities	$(4,329)	$(5,049)
Investing activities	(9)	–
Financing activities	5,607	4,655
Net increase (decrease) in cash	$1,269	$(394)

Net Cash from Operating Activities.

We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $4,329,000 in fiscal 2016 compared to net cash used in operating activities of approximately $5,049,000 in fiscal 2015, a decrease of approximately $720,000. The $720,000 decrease was primarily due to the combination of the use of approximately $1,802,000 in fiscal 2015 to pay down accounts payable, related party payables and other current liabilities and an increase in fiscal 2016 in the cash used in operations before changes in operating assets and liabilities of approximately $1,017,000.

Net Cash from Investing Activities.

During the fiscal year ended March 31, 2016, we purchased approximately $9,000 of equipment while in the fiscal year ended March 31, 2015 we did not use any cash for purchases of equipment.

Net Cash from Financing Activities.

Net cash generated from financing activities increased from approximately $4,655,000 in the fiscal year ended March 31, 2015 to approximately $5,607,000 in the fiscal year ended March 31, 2016. The net cash provided by financing activities in fiscal 2016 was all from the issuance of common stock, while the net cash provided by financing activities in fiscal 2015 arose from approximately $4,763,000 from the issuance of common stock and $415,000 from the issuance of notes payable, which was partially offset by approximately $523,000 in repayments of notes payable in cash.

At the date of this filing, we plan to invest significantly into purchases of our raw materials and into our contract manufacturing arrangement.

Current Events

Common Stock Sales Agreement with H.C. Wainwright

On June 28, 2016, we entered into a Common Stock Sales Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) which establishes an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the Agreement. The Agreement provides for the sale of shares of our common stock having an aggregate offering price of up to $12,500,000 (the “Shares”).

Subject to the terms and conditions set forth in the Agreement, H.C. Wainwright will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon our instructions. We have provided H.C. Wainwright with customary indemnification rights, and H.C. Wainwright will be entitled to a commission at a fixed rate equal to three percent (3.0%) of the gross proceeds per Share sold. In addition, we have agreed to pay certain expenses incurred by H.C. Wainwright in connection with the Agreement, including up to $50,000 of the fees and disbursements of their counsel. The Agreement will terminate upon the sale of all of the Shares under the Agreement unless terminated earlier by either party as permitted under the Agreement.

Sales of the Shares, if any, under the Agreement shall be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed with H.C. Wainwright. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Agreement or terminate the Agreement.

Amendment of November 2014 Investment Documents

On June 27, 2016, we and certain investors (the “Investors”) entered into Amendments (the “Amendments”) to our November 2014 convertible notes in the original principal amount of $527,780 (the “Notes”) and Class A Common Stock Purchase Warrants to purchase an aggregate of 47,125 shares of common stock (the “Existing Warrants”) issued and sold by us to the Investors under a Subscription Agreement dated November 6, 2014. The Amendments provide that the Maturity Date (as defined in the Notes) is extended from June 1, 2016 to July 1, 2017 and that the Conversion Price (as defined in the Notes) is reduced from $5.60 per share of common stock to $5.00 per share of common stock. In addition, we reduced the purchase price (as defined in the Existing Warrants) from $8.40 per share to $5.00 per share. In connection with these modifications, each of the Investors signed a Consent and Waiver providing its consent under certain restrictive provisions, and waiving certain rights, including a right to participate in certain offerings made by us, under a Securities Purchase Agreement dated June 23, 2015, (the “2015 SPA”) to which we, the Investors and certain other investors are parties, in order to facilitate the at-the-market equity program described above.

The Amendments also increase the principal amount of the Notes to $692,811.23 (in the aggregate) to (i) include accrued and unpaid interest through June 15, 2016, and (ii) increase the principal amount by $80,000 (in the aggregate) as an extension fee for the extended maturity date of the Notes set forth above. With respect to each Note, we entered into an Allonge to Convertible Promissory Note (each, an “Allonge”) reflecting the changes in the principal amount, Maturity Date and Conversion Price of the Note.

We also issued to the Investors new warrants (the “New Warrants”) to purchase an aggregate of 30,000 shares of common stock with a Purchase Price (as defined in the New Warrants) of $5.00 per share of common stock. We issued the New Warrants in substantially the same form as the Existing Warrants, and the New Warrants will expire on November 6, 2019, the same date on which the Existing Warrants will expire.

Amendment of December 2014 Warrants

On June 27, 2016, we and certain investors (the “Unit Investors”) entered into Consent and Waiver and Amendment agreements (the “CWAs”), relating to an aggregate of 264,000 Warrants to Purchase Common Stock (the “Unit Warrants”) we had issued to the Unit Investors on December 2, 2014 pursuant to a Securities Purchase Agreement dated November 26, 2014 (the “2014 SPA”). In the CWAs, each of the Unit Investors provided its consent under certain restrictive provisions, and waived certain rights, including a right to participate in certain offerings made by us, under the 2014 SPA in order to facilitate the at-the-market equity program described above. Pursuant to the CWAs, we reduced the Exercise Price (as defined in the Unit Warrants) from $15.00 per share of common stock to $5.00 per share of common stock. At any time that the shares of common stock underlying the Unit Warrants are covered by an effective registration statement that permits the public resale of the shares, if the Unit Investors exercise the Unit Warrants, they must do so in a cash exercise, which could yield up to $1,320,000 in proceeds to us.

On June 27, 2016, each of the Unit Investors also entered into a Consent and Waiver providing its consent under certain provisions, and waiving certain rights, including a right to participate in certain offerings made by us, under the 2015 SPA in order to facilitate the at-the market equity program described above.

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

The fair value of derivative liabilities was determined based on unobservable inputs that are not corroborated by market data, which is a Level 3 classification. We recorded derivative liabilities on our balance sheet at fair value with changes in fair value recorded in our consolidated statements of operations. At March 31, 2016, we had no derivative liabilities.

Revenue Recognition

With respect to revenue recognition, we entered into a government contract with DARPA and have recognized revenue during the fiscal years ended March 31, 2016 and 2015 of $863,011 and $630,887, respectively, under such contract. We adopted the Milestone method of revenue recognition for the DARPA contract under Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 605-28 “Revenue Recognition – Milestone Method” and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method for the fiscal years ended March 31, 2016 and 2015.

We also recognize revenue for a secondary smaller contract under a time and materials non-fixed price basis where we recognize revenue as the services are performed.

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

Instruments classified as derivative liabilities are remeasured each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations in other expense (income). We had no derivative instruments at March 31, 2016 and at March 31, 2015.

Income Taxes

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

These notes are convertible at the option of the holders into shares of our common stock at a fixed price of $5.60 per share, for up to an aggregate of 94,246 shares of common stock for the principal balance and the accrued interest through March 31, 2016 is convertible into an additional 13,222 shares for a total amount of 107,468 shares. There are no registration requirements with respect to the shares of common stock underlying the notes or the warrants.

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

Amendments of Convertible Promissory Note Terms

On November 12, 2015, we entered into an Amendment of Terms with the two investors that participated in the November 2014 10% Convertible Notes. The Amendment of Terms modifies the terms of the subscription agreement, notes and warrants to, among other things, extend the maturity date of the notes from April 1, 2016 to June 1, 2016, temporarily reduce the number of shares that we must reserve with respect to conversion of the notes, and temporarily suspend the time period during which one of the investors may exercise its warrants in order to provide us with additional authorized shares to issue as part of our ordinary business operations. In exchange for the investors’ agreements in the Amendment of Terms, we paid one of the investors a cash fee of $90,000, which we recorded as deferred financing costs and will amortize over the remaining term of the notes. During the fiscal year ended March 31, 2016, $62,308 of amortization related to the amendment has been included in interest expense in the accompanying consolidated statements of operations.

On June 27, 2016, the maturity date of the November 2014 10% Convertible Notes was extended through July 1, 2017 (see Recent Developments above). Therefore, we classified the notes as non-current liabilities.

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

The following transactions related to the Amended and Restated Notes impacted our consolidated statements of operations and statements of cash flows in the fiscal year ended March 31, 2015.

Weiner Note Conversion

On June 24, 2014, we entered into an agreement with the Ellen R. Weiner Family Revocable Trust (the “Trust”), a holder of a Series A 12% Convertible Note (the “Note”), which previously was classified as being in default. As per the agreement, the Trust converted past due principal of $660,000 and accrued interest balance of $343,200 into unregistered common stock, representing all amounts outstanding to the Trust.

Additionally, the Trust agreed to waive anti-dilution price protection underlying warrants previously issued to the Trust. On June 26, 2014, three other parties who held similar warrants also agreed to waive their anti-dilution price protection.

Under its agreement, the Trust converted the entire $1,003,200 past due principal and interest balance on the Note, which previously was in default, into an aggregate of 466,365 unregistered shares of our common stock and five-year warrants to acquire up to 136,190 shares of our common stock at an exercise price of $2.10 per share (which exercise price was the result of certain contractual price adjustments previously made during 2011) and up to 7,944 shares of our common stock at an exercise price of $5.40 per share (collectively, the “Conversion Securities”). Based on the fair value of the warrants and shares issued to the Trust for the accrued interest, we recorded a loss on settlement of notes of $1,791,421 during the fiscal year ended March 31, 2015.

In exchange for the Trust’s conversion in full of the Note and accrued interest and for the waivers of anti-dilution price protection in the previously issued warrants, in addition to the Conversion Securities, we issued to the Trust 1,500 unregistered shares of common stock as a service fee, changed the exercise price of all of the previously issued warrants to $2.10 per share and extended the expiration date of all of the previously issued warrants to July 1, 2018. We valued the 1,500 share service fee at $12,000 based on our closing price on the date of the agreement and recorded that value as interest expense during the June 2014 period.

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

Under the Agreement, the Estate converted the entire $116,970 past due interest balance on the Note, which previously was in default, into an aggregate of 51,837 unregistered shares of our common stock. The Estate received five-year warrants to acquire up to 46,429 shares of our common stock at an exercise price of $2.10 per share (which exercise price was the result of certain contractual price adjustments previously made during 2011). Based on our common stock prices during a period of negotiation with the Estate including during calendar year 2013, the Estate also received five-year warrants to acquire up to 2,708 shares of our common stock at an exercise price of $5.40 (collectively known as the “Conversion Securities”). Based on the fair value of the warrants and shares issued to the Estate for the accrued interest, we recorded a loss on settlement of notes of $663,209 during the fiscal year ended March 31, 2015.

In exchange for the Estate’s extension of the Note, conversion of accrued interest and for the waivers of anti-dilution price protection in the previously issued warrants, in addition to the Conversion Securities, we also issued to the Estate 500 unregistered shares of common stock as an extension fee and extended the expiration date of all of the previously issued warrants to July 1, 2018. We valued the 500 share extension fee at $4,500 based on our closing price and recorded that value as a deferred financing cost, which we will amortize over the extended two year life of the Note.

Bird Estate Conversion

In November 18, 2014, we issued an aggregate of 112,500 shares of common stock to the Estate upon the conversion of an aggregate of $236,250 representing all $225,000 of unpaid principal and $11,250 of unpaid accrued interest due under the Note. The conversion price per share was $2.10.

Securities Issued for Services

Historically, we have issued securities in payment of services to reduce our obligations and to avoid using our cash resources. In the fiscal year ended March 31, 2016 we did not issue any securities in the payment of services. In the fiscal year ended March 31, 2015 we issued 27,654 common shares for services of which 8,587 were unregistered and were for investor relations services and corporate communications services. Included in the 27,654 common shares issued for services are 19,068 shares, registered under Form S-8 registration statements, which were issued as follows: 693 for financial consulting, 6,425 for scientific consulting and 11,950 for legal services. The average price (premium) discount of common shares issued for these services, weighted by the number of shares issued for services in this period, was approximately (6.6)%.

Securities Issued for Debt

Historically, we have also issued securities for debt to reduce our obligations to avoid using our cash resources. In the fiscal year ended March 31, 2016 we did not issue any securities for debt. In the fiscal year ended March 31, 2015 we issued 948,728 unregistered common shares for repayment in full of notes, including accrued interest, in the aggregate amount of $2,273,032. The average price discount of the common stock issued for debt was approximately 75.6%.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)),, that are designed to ensure that information required to be disclosed, in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on our evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that there were no material weaknesses in our disclosure controls and procedures and that such disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance of achieving the desired control objectives, and therefore there were no corrective actions taken.

Internal Control over Financial Reporting

(a)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of March 31, 2016.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We have no disclosure applicable to this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% beneficial owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2016, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with.

DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and positions of our directors and executive officers as of June 28, 2016 are listed below:

NAMES	TITLE OR POSITION	AGE
James A. Joyce (1)	Chairman, Chief Executive Officer and Secretary	54

Rodney S. Kenley (2)	President and Director	66

James B. Frakes (3)	Chief Financial Officer and Senior Vice President - Finance	59

Franklyn S. Barry, Jr.	Director	76

Edward G. Broenniman	Director	79

Chetan S. Shah, MD	Director	47

_______________

(1) Effective June 1, 2001, Mr. Joyce was appointed our President and Chief Executive Officer, replacing Mr. Barry, who continues as a member of the Board of Directors. Mr. Joyce resigned from the position of President upon the appointment of Mr. Kenley to such position on October 27, 2010.

(2) Effective October 27, 2010, Mr. Kenley was appointed as our President.

(3) Effective September 27, 2010, Mr. Frakes was appointed as our Chief Financial Officer.

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

Board of Directors

Our Board of Directors has the responsibility for establishing broad corporate policies and for overseeing our overall performance. Members of the Board of Directors are kept informed of our business activities through discussions with the CEO, President and other officers, by reviewing analyses and reports sent to them, and by participating in Board and committee meetings. Our bylaws provide that each of the directors serves for a term that extends to our next annual meeting of stockholders. Our Board of Directors presently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, on each of which Messrs. Barry and Broenniman and Dr. Shah serve. Mr. Barry is Chairman of the Audit Committee, Mr. Broenniman is Chairman of the Nominating and Corporate Governance Committee, and Dr. Shah is Chairman of the Compensation Committee.

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

There were no issuances of stock options to our outside directors in the fiscal year ended March 31, 2016.

At March 31, 2016 we had issued 26,757 options under the old 2005 program to outside directors and 79,309 options to employee-directors, 21,756 outside directors’ options had been forfeited, 5,000 outside directors’ options had been exercised, 79,309 employee-directors’ options had been forfeited and no options under the old 2005 program remained outstanding.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal years ended March 31, 2016 and March 31, 2015. The following table summarizes all compensation for fiscal years 2016 and 2015 received by our Chief Executive Officer, and our three most highly compensated executive officers who earned more than $100,000 in fiscal year 2016.

SUMMARY COMPENSATION TABLE FOR 2016 AND 2015 FISCAL YEARS

NAMED EXECUTIVE OFFICER AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)(5)	NON- EQUITY INCENTIVE PLAN COMPEN- SATION ($)	NON- QUALIFIED DEFERRED COMPEN- SATION EARNINGS ($)	ALL OTHER COMP. ($)	TOTAL ($)
James A. Joyce (1)	2016	$370,417	$275,000	$–	$–	$–	$–	$–	$645,417
CHIEF EXECUTIVE OFFICER	2015	$347,500	$95,000	$–	$246,000	$–	$–	$–	$688,500

Richard H. Tullis, PhD (2)	2016	$188,000	$–	$–	$–	$–	$–	$–	$188,000
VICE PRESIDENT AND CHIEF SCIENCE OFFICER	2015	$195,000	$5,000	$–	$8,200	$–	$–	$–	$208,200

James B. Frakes (3)	2016	$226,429	$125,000	$–	$–	$–	$–	$–	$351,429
CHIEF FINANCIAL OFFICER AND SVP-FINANCE	2015	$206,250	$31,500	$–	$41,000	$–	$–	$–	$278,750

Rodney S. Kenley (4)	2016	$268,750	$50,000	$–	$–	$–	$–	$–	$318,750
PRESIDENT	2015	$257,500	$15,000	$–	$41,000	$–	$–	$–	$313,500

_______________

(1) The aggregate number of stock awards and stock option awards issued to Mr. Joyce and outstanding as of March 31, 2016 is 68,000 and 210,000, respectively. Mr. Joyce received a $5,000 salary increase from $325,000 to $330,000 effective July 1, 2013. In June 2014, Mr. Joyce received a $20,000 salary increase from $330,000 to $350,000. In September 2015, Mr. Joyce received a $35,000 salary increase from $350,000 to $385,000.

(2) The aggregate number of stock awards and stock option awards issued to Dr. Tullis and outstanding as of March 31, 2016 is zero and 46,000, respectively. On November 7, 2014, we paid Dr. Tullis $5,000 for accrued expenses reimbursable to him. In January 2015, we paid Dr. Tullis $93,377 in payment of accrued salary. Dr. Tullis resigned as an employee effective February 9, 2016 and is now a consultant to the Company.

(3) Mr. Frakes was appointed as Chief Financial Officer on September 27, 2010 after previously serving as Senior Vice President-Finance on a part-time basis. The aggregate number of stock awards and stock option awards issued to Mr. Frakes and outstanding as of March 31, 2016 is zero and 25,000, respectively. In June 2014, Mr. Frakes received a $30,000 salary increase from $180,000 to $210,000. In September 2015, Mr. Frakes received a $25,000 salary increase from $210,000 to $235,000.

(4) Mr. Kenley was appointed President on October 27, 2011.  The aggregate number of stock awards and stock option awards issued to Mr. Kenley and outstanding as of March 31, 2016 is zero and 35,000, respectively. In June 2014, Mr. Kenley received a $20,000 salary increase from $240,000 to $260,000. In September 2015, Mr. Kenley received a $15,000 salary increase from $260,000 to $275,000.

(5) See note 5 to our financial statements for the years ended March 31, 2016 and 2015 regarding the assumptions made in valuing the stock option awards in the above table.

Employment Agreements

We entered into an employment agreement with Mr. Joyce effective April 1, 1999. Effective June 1, 2001, Mr. Joyce was appointed President and Chief Executive Officer and his base annual salary was increased from $120,000 to $180,000. Effective January 1, 2005, Mr. Joyce's salary was increased from $180,000 to $205,000 per year. Under the terms of the agreement, his employment continues at a salary of $205,000 per year for successive one-year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement. Effective April 1, 2006. Mr. Joyce's salary was increased from $205,000 to $240,000. His salary was subsequently increased to $265,000 per year and effective May 1, 2008, his salary was increased from $265,000 to $290,000 per year. Effective April 1, 2010, his salary was increased from $290,000 to $325,000 per year. Effective July 2013, his salary was increased from $325,000 to $330,000 per year. In June 2014, his salary was increased from $330,000 to $350,000 per year. In September 2015, Mr. Joyce received a $35,000 salary increase from $350,000 to $385,000.

During the fiscal year ended March 31, 2016, Mr. Joyce earned bonuses totaling $100,000 from us, excluding a retention bonus (see below) and bonuses totaling $75,000 from Exosome Sciences, Inc. During the fiscal year ended March 31, 2015, Mr. Joyce earned bonuses totaling $50,000 from us and bonuses totaling $45,000 from Exosome Sciences, Inc. All of those bonuses were based upon targets established by our compensation committee.

Mr. Joyce's employment agreement provides for medical insurance and disability benefits, and one year of severance pay if his employment is terminated by us without cause or due to change in our control before the expiration of the agreement, and allows for bonus compensation and stock option grants as determined by our Board of Directors. The agreement also contains restrictive covenants preventing competition with us and the use of confidential business information, except in connection with the performance of his duties for us, for a period of two years following the termination of his employment with us.

We entered into an employment agreement with Dr. Tullis effective January 10, 2000. Effective June 1, 2001, Dr. Tullis was appointed our Chief Science Officer (CSO). His compensation under the agreement was modified in June 2001 from $80,000 to $150,000 per year. Effective January 1, 2005, Dr. Tullis' salary was increased from $150,000 to $165,000 per year. Under the terms of the agreement, his employment continues at a salary of $165,000 per year for successive one-year periods, unless given notice of termination 60 days prior to the anniversary of his employment agreement. Dr. Tullis was granted 5,000 stock options to purchase our common stock in connection the completing certain milestones, such as the initiation and completion of certain clinical trials, the submission of proposals to the U.S. Food and Drug Administration, or FDA, and the filing of a patent application. Effective April 1, 2006, Dr. Tullis’ salary was increased to $180,000 per year. Effective April 1, 2010, his salary was increased from $180,000 to $195,000 per year.

During the fiscal year ended March 31, 2015, Dr. Tullis earned a bonus of $5,000 from us. The bonus was based upon targets established by our compensation committee.

In February 2016, we entered into a part-time consulting agreement with Dr. Tullis. Under that agreement, Dr. Tullis will retain his title of CSO and will continue to provide services under the terms of a consulting agreement with us. In connection with the change in his employment, Dr. Tullis resigned as our Vice President. Under the consulting agreement, Tullis will render approximately twenty (20) hours per week of such services, for which we will pay him a consulting fee of $10,000 per month. The term of the consulting agreement is for an initial sixty-day period and, unless terminated earlier by either party, shall automatically extend for additional one-month periods. Either party to the consulting agreement may terminate it upon 30 days’ prior written notice to the other party. Concurrently with the entry into the consulting agreement, Dr. Tullis and the Company mutually agreed to terminate his employment agreement with us.

On September 27, 2010, Mr. Frakes was appointed our Chief Financial Officer. We have not entered into a written employment agreement with Mr. Frakes. As Chief Financial Officer, Mr. Frakes received an annual salary initially set at $180,000 and medical insurance benefits. In June 2014, his salary was increased from $180,000 to $210,000 per year. In September 2015, Mr. Frakes received a $25,000 salary increase from $210,000 to $235,000.

During the fiscal year ended March 31, 2016, Mr. Frakes earned bonuses totaling $75,000 from us, excluding a retention bonus (see below) and during the fiscal year ended March 31, 2015, Mr. Frakes earned bonuses totaling $30,000 from us and a bonus of $1,500 from Exosome Sciences, Inc. All of those bonuses were based upon targets established by our compensation committee.

Mr. Kenley was appointed our President on October 27, 2010. Pursuant to a written offer of employment executed by us and Mr. Kenley, he received an annual salary initially set at $240,000 and medical insurance benefits. In June 2014, his salary was increased from $240,000 to $260,000 per year. In September 2015, Mr. Kenley received a $15,000 salary increase from $260,000 to $275,000.

During the fiscal year ended March 31, 2016, Mr. Kenley received a retention bonus (see below) and during the fiscal year ended March 31, 2015, Mr. Kenley earned bonuses totaling $15,000 from us. All of those bonuses were based upon targets established by our compensation committee.

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

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table sets forth certain information concerning stock option awards granted to our named executive officers.

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR END

OPTIONS AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)	EQUITY INCENTIVE PLAN AWARDS NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	DATE OF OPTION EXPIRATION
James A. Joyce	50,000(1)	–	–	$18.00	09/21/17
	40,000(2)	–	–	$12.50	02/21/19
	50,000(3)	–	–	$12.50	09/27/20
	20,000(4)	20,000	–	$5.00	07/01/23
	20,000(7)	10,000		$9.50	06/06/24

Richard H. Tullis	15,000(5)	–	–	$20.50	06/14/18
	20,000(6)	–	–	$12.50	09/27/20
	5,000(4)	5,000	–	$5.00	07/01/23
	666(7)	334		$9.50	06/06/24

James B. Frakes	10,000(6)	–	–	$12.50	09/27/20
	5,000(4)	5,000	–	$5.00	07/01/23
	3,334(7)	1,666		$9.50	06/06/24

Rodney S. Kenley	20,000(6)	–	–	$12.50	10/27/20
	5,000(4)	5,000	–	$5.00	7/01/23
	3,334(7)	1,666		$9.50	06/06/24

Note: We have omitted the stock awards columns of the above table because we have no disclosure applicable to those columns.

(1) The option vested 20,000 shares at grant, with 10,000 shares vesting each annual anniversary date through June 13, 2010 and as a result of an Option Suspension Agreement with us, the expiration date was extended by 100 days.

(2) The option vested 20,000 at grant, with 10,000 shares vesting on December 31, 2009 and December 31, 2010 and as a result of an Option Suspension Agreement with us, the expiration date was extended by 100 days.

(3) The option was fully vested as of September 27, 2013.

(4) This option vests ratably on July 1, 2014, July 1, 2015 and July 1, 2016.

(5) This option was fully vested as of December 15, 2011.

(6) This option was fully vested as of October 27, 2014.

(7) This option vests ratably on June 6, 2014, June 6, 2015 and June 6, 2016.

Director Compensation for 2016 Fiscal Year

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended March 31, 2016.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James A. Joyce (1)	$–	–	–	–	–	–	$–
Richard H. Tullis (2)	$–	–	–	–	–	–	$–
Rodney S. Kenley (3)	$–	–	–	–	–	–	$–
Edward G. Broenniman (4)	$38,000	–	–	–	–	–	$38,000
Franklyn S. Barry, Jr. (5)	$39,000	–	–	–	–	–	$39,000
Chetan S. Shah, MD (6)	$39,000	–	–	–	–	–	$39,000

(1) All compensation received by Mr. Joyce in fiscal year 2016 is disclosed in the Summary Compensation Table above. Mr. Joyce received no compensation as a director in fiscal year 2016.

(2) All compensation received by Dr. Tullis in fiscal year 2016 is disclosed in the Summary Compensation Table above. Dr. Tullis received no compensation as a director in fiscal year 2016. Dr. Tullis resigned from the Board of Directors effective June 5, 2015.

(3) All compensation received by Mr. Kenley in fiscal year 2016 is disclosed in the Summary Compensation Table above. Mr. Kenley received no compensation as a director in fiscal year 2016.

(4) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2016 are 0 and 43,431. Mr. Broenniman received stock option grants of 3,684 shares on June 6, 2014, 8,537 shares on March 14, 2014, and 9,211 shares on July 24, 2012 for his service as an outside director. The June 2014 option vested 3,684 shares on March 31, 2015, the March 2014 option vested all 8,537 shares at grant and the 2012 option vested 3,961 at grant, with 5,250 vesting in the June 2013 quarter. On October 21, 2014 and November 7, 2014, we paid Mr. Broenniman an aggregate of $10,063 for accrued Board of Directors fees and expenses reimbursable to him. In January 2015, we paid $84,500 to Mr. Broenniman in payment of accrued Board of Directors fees and amounts accrued for services rendered to us by him prior to the 1999 reorganization among Aethlon, Inc., Hemex, Inc. and us. In January 2016 we paid $39,000 to Mr. Broenniman in payment of accrued Board of Directors fees for the fiscal year ended March 31, 2015 and in April 2016 we paid $38,000 to Mr. Broenniman in payment of accrued Board of Directors fees for the fiscal year ended March 31, 2016.

(5) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2016 are 0 and 41,431. Mr. Barry received stock option grants of 3,684 shares on June 6, 2014, 8,537 shares on March 14, 2014 and 9,211 shares on July 24, 2012 for his service as an outside director. The June 2014 option vested 3,684 shares on March 31, 2015, the March 2014 option vested all 8,537 shares at grant and the 2012 option vested 3,961 at grant, with 5,250 vesting in the June 2013 quarter. On October 21, 2014 and November 7, 2014, we paid Mr. Barry an aggregate of $10,944 for accrued Board of Directors fees and expenses reimbursable to him. In January 2015, we paid $271,810 to Mr. Barry in payment of accrued director fees and amounts accrued for services rendered to us by him prior to the 1999 reorganization among Aethlon, Inc., Hemex, Inc. and us. In October 2015 we paid $39,000 to Mr. Barry in payment of accrued Board of Directors fees for the fiscal year ended March 31, 2015 and in April 2016 we paid $39,000 to Mr. Barry in payment of accrued Board of Directors fees for the fiscal year ended March 31, 2016.

(6) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2016 are 0 and 11,205. Dr. Shah received stock option grants of 3,684 on June 6, 2014 and 7,520 shares on July 24, 2012 for his service as an outside director. The June 2014 option vested 3,684 shares on March 31, 2015, and the 2014 option vested all 7,520 shares at grant. In January 2015, we paid $14,500 to Dr. Shah in payment of accrued director fees. In October 2015 we paid $39,000 to Dr. Shah in payment of accrued Board of Directors fees for the fiscal year ended March 31, 2015 and in April 2016 we paid $39,000 to Dr. Shah in payment of accrued Board of Directors fees for the fiscal year ended March 31, 2016.

Directors Compensation Program

We maintain a board compensation program, in which only non-employee directors may participate. Please see the “Equity Compensation Plans – 2012 Directors Compensation Program” section of this Report for more information on the program.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 28, 2016, with respect to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of each class of our capital stock, (ii) each of our directors and director nominees (if any), (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. The term "executive officer" is defined as the President/Chief Executive Officer, Secretary, Chief Financial Officer/Treasurer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for us. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, excepted where otherwise noted:

TITLE OF CLASS	NAME AND ADDRESS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)	PERCENT OF BENEFICIAL OWNERSHIP
Common Stock	James A. Joyce, Chief Executive Officer and Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	256,000 shares (3)	3.3%
Common Stock	Rodney S. Kenley, President and Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	28,734 shares (4)	*
Common Stock	James B. Frakes, Chief Financial Officer 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	18,534 shares (5)	*
Common Stock	Franklyn S. Barry, Jr., Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	43,553 shares (6)	*
Common Stock	Edward G. Broenniman, Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	49,075 shares (7)	*
Common Stock	Chetan Shah, MD, Director (11) 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	387,828 shares (8)	5.0%
Common Stock	Ellen R Weiner Family Revocable Trust (11) 10300 W. Charleston Blvd. #13-222 Las Vegas, NV 89135	708,335 shares (9)	9.0%
Common Stock	Alpha Capital Anstalt Lettstrasse 32, FL-9490 Vaduz, Furstentums, Liechtenstein	388,841 shares (10)	4.99%
Common Stock	Sachs Investment Group, LLC (11) 1346 S. Third St., Louisville, KY 40208	791,205 shares	10.4%
Common Stock	All Current Directors and Executive Officers as a Group (7 members)	783,724 shares	9.7%

*  Less than 1%

(1) Based on 7,622,393 shares of common stock outstanding on our transfer records as of June 28, 2016.

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

(3)  Includes 50,000 stock options exercisable at $18.00 per share, 90,000 stock options exercisable at $12.50 per share, 20,000 stock options exercisable at $5.00 per share and 20,000 stock options exercisable at $9.50 per share.

(4) Includes 20,000 stock options exercisable at $12.50 per share, 5,000 stock options exercisable at $5.00 per share and 3,334 stock options exercisable at $9.50 per share.

(5)  Includes 10,000 stock options exercisable at $12.50 per share, 5,000 stock options exercisable at $5.00 per share and 3,334 stock options exercisable at $9.50 per share.

(6) Includes 10,000 stock options exercisable at $20.50 per share, 10,000 stock options exercisable at $12.50 per share, 9,211 stock options exercisable at $3.80 per share, 8,537 stock options exercisable at $4.10 per share and 3,684 stock options exercisable at $9.50 per share.

(7) Includes 10,000 stock options exercisable at $20.50 per share, 12,000 stock options exercisable at $12.50 per share, 9,211 stock options exercisable at $3.80 per share, 8,537 stock options exercisable at $4.10 per share and 3,684 stock options exercisable at $9.50 per share.

(8) Includes warrants to purchase 109,322 shares of common stock at exercise prices ranging from $4.65 per share to $6.60 per share, and 11,205 stock options exercisable at $9.50 per share.

(9) Includes common stock issuable upon exercise of warrants held by the Ellen R. Weiner Family Revocable Trust. The trust owns 235,934 warrants to purchase common shares at prices ranging from $2.10 to $5.40 per share.

(10) Includes certain shares issuable upon the conversion of convertible notes and exercise of warrants held by Alpha Capital Anstalt (“Alpha”). Alpha owns a convertible note in the principal amount of $543,602.78 convertible into 108,721 shares of common stock at $5.00 and warrants to purchase 357,307 shares of common stock at an exercise price of $5.00 per share. Alpha’s beneficial ownership is limited contractually to the extent that exercise of such notes and warrants would cause the aggregate number of shares of common stock beneficially owned by Alpha to exceed 4.99% of our outstanding shares. Accordingly, beneficial ownership for Alpha does not reflect 296,000 shares underlying such notes and warrants that would cause the number of shares beneficially owned by Alpha to be 8.47% of our outstanding shares.

(11) More-than-5% stockholder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes all transactions since April 1, 2014, and all proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

In July 2013, we borrowed $400,000 from Mr. Phillip Ward, one of our former directors, and Dr. Shah under 90-day notes bearing 10% interest. If we did not pay back those loans by October 9, 2013, then the notes would bear interest at a penalty rate of 12% and the noteholders would have the right at their discretion (i) to convert their principal and accrued interest into shares of common stock at $4.40 per share and (ii) to receive warrants to purchase common stock equal to 50% of the principal converted under the notes, with an exercise price of $6.60 per share. We subsequently repaid Mr. Ward’s note in cash. That repayment extinguished all potential common stock and warrant issuance provisions of Mr. Ward’s note. On July 24, 2014, we issued to Dr. Shah an aggregate of 50,079 shares of unregistered common stock and a seven-year warrant to purchase up to 25,040 shares of common stock at an exercise price of $6.60 per share upon the conversion of an aggregate of $220,349 of unpaid principal and accrued interest due under his note. The amount converted represented the entire amount outstanding under Dr. Shah’s note.

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

In June 2015, Mr. James Joyce, our Chief Executive Officer, Mr. James Frakes, our Chief Financial Officer and Dr. Chetan Shah, a director of our company, agreed to waive their rights to acquire an aggregate of 402,318 shares of common stock underlying certain stock options and warrants held by them. Those waivers were required in order to make a sufficient number of shares of common stock available for issuance upon the exercise of the warrants issued in our June 2015 financing. Those waivers expired when we amended our Articles of Incorporation on March 31, 2016, to increase sufficiently the number of authorized shares of common stock available for issuance following approval of that measure at our annual stockholders’ meeting on March 29, 2016.

In September 2015, the Compensation Committee approved and we paid bonuses of $100,000 and $75,000 to Mr. Joyce and Mr. Frakes, respectively, for achieving an agreed milestone event of achieving a Nasdaq listing.

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

Mr. Joyce received quarterly bonus payments of $15,000 from Exosome throughout the fiscal year ended March 31, 2016 per targets set by the Compensation Committee.

In October 2015, we paid accrued Board fees from the fiscal year ended March 31, 2015 of $39,000 each to Mr. Barry and Dr. Shah and paid Mr. Broenniman his accrued fiscal 2015 Board fees in January 2016.

In April 2016, we paid accrued Board fees from the fiscal year ended March 31, 2016 to Mr. Barry, Mr. Broenniman and Dr. Shah.

Director Independence

Each of Mr. Barry, Mr. Broenniman and Dr. Shah is an independent director as that term is defined by NASDAQ Stock Market Rule 5605(a)(2). We currently have a compensation committee, a nominating and corporate governance committee and an audit committee. Of the members of our Board of Directors, each of Mr. Barry, Mr. Broenniman and Dr. Shah meets the NASDAQ Stock Market's independence standards for members of such committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services billed by Squar Milner LLP ("Squar Milner") for the fiscal years ended March 31, 2016 and 2015:

	Fiscal Year	Fiscal Year
	2016	2015
Audit Fees (1)	$97,000	$97,000
Audit Related Fees (2)	21,000	72,840
Tax Fees (3)	6,325	3,380
All Other Fees (4)	–	–
	$124,325	$173,220

(1) Audit Fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for fiscal 2016 and 2015 and for reviews of the financial statements included in each of our quarterly reports on Form 10-Q during fiscal 2016 and 2015.

(2) Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in Audit Related Fees for fiscal 2016 and 2015 are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.

(3) Tax Fees include the aggregate fees billed during fiscal year 2016 and 2015 for professional services for preparation of income tax returns.

(4) All Other Fees consist of fees paid for products and services other than the services reported above.  No such fees were billed by Squar Milner for fiscal 2016 or 2015.

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

1. Consolidated Financial Statements for the years ended March 31, 2016 and 2015:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Exhibits

2.1	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. (formerly, Bishop Equities, Inc.) and Aethlon, Inc. dated March 10, 1999 (1)

2.2	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. (formerly, Bishop Equities, Inc.) and Hemex, Inc. dated March 10, 1999 (1)

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (2)

3.2	Bylaws of Aethlon Medical, Inc., as amended (35)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Amended and Restated Warrant dated June 14, 2010 (12)

4.3	Form of Amended and Restated Warrant dated June 14, 2010 (QB) (12)

4.4	Form of Common Stock Purchase Warrant dated March 29, 2012 and April 15, 2012 (14)

4.5	Form of Common Stock Purchase Warrant dated June 19, 2012 (15)

4.6	Form of Common Stock Purchase Warrant dated August 29, 2012 (16)

4.7	Form of Common Stock Purchase Warrant dated October, November and December 2012 (17)

4.8	Form of Common Stock Purchase Warrant dated June 14, 2013 (18)

4.9	Form of Common Stock Purchase Warrant October 30, 2013 (19)

4.10	Form of Common Stock Purchase Warrant November 12, 2013 (20)

4.11	Form of Common Stock Purchase Warrant December 10, 2013 (21)

4.12	Form of Common Stock Purchase Warrant December 30, 2013 (22)

4.13	Form of Amendment to Notes and Warrants dated March 31, 2014 (23)

4.14	Form of Common Stock Purchase Warrant dated June 24, 2014 (24)

4.15	Form of Common Stock Purchase Warrant dated July 8, 2014 (25)

4.16	Form of Common Stock Purchase Warrant dated July 24, 2014 (26)

4.17	Form of Common Stock Purchase Warrant issued August and September 2014 (27)

4.18	Form of Class A Common Stock Purchase Warrant dated November 6, 2014 (27)

4.19	Form of Convertible Promissory Note dated November 6, 2014 (27)

4.20	Form of Common Stock Purchase Warrant issued December 2, 2014 (29)

4.21	Form of Purchase Agent Warrant dated December 2, 2014 (30)

4.22	Form of Warrant to Purchase Common Stock issued June 25, 2015 (32)

4.23	Form of Purchase Agent Warrant issued June 25, 2015 (33)

4.24	Form of Amendment to Notes and Warrants dated June 27, 2016 (40)

4.25	Form of Allonge to Convertible Promissory Note dated June 27, 2016 (40)

4.26	Form of Class A Common Stock Purchase Warrant issued June 27, 2016 (40)

4.27	Form of Consent and Waiver and Amendment dated June 27, 2016 (40)

10.1	2000 Stock Option Plan (34)++

10.2	Amended 2010 Stock Incentive Plan (4)

10.3	2005 Directors Compensation Program (34)++

10.4	2012 Directors Compensation Program, as amended on June 6, 2014 (34)++

10.5	Employment Agreement between Aethlon Medical, Inc. and James A. Joyce dated April 1, 1999 (5)++

10.6	Patent License Agreement by and amongst Aethlon Medical, Inc., Hemex, Inc., Dr. Julian L. Ambrus and Dr. David O. Scamurra (6)

10.7	Employment Agreement by and between Aethlon Medical, Inc. and Dr. Richard H. Tullis dated January 10, 2000 (6)++

10.8	Stock Option Agreement by and between Aethlon Medical, Inc. and James A Joyce dated February 23, 2005 (7)++

10.9	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated February 23, 2005 (7)++

10.10	Stock Option Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry, Jr. dated February 23, 2005 (7)++

10.11	Stock Option Agreement by and between Aethlon Medical, Inc. and Ed Broenniman dated February 23, 2005 (7)++

10.12	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce dated September 9, 2005 (8)++

10.13	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce dated June 13, 2007 (9)++

10.14	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce dated December 15, 2008 (10)++

10.15	Stock Option Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry dated December 15, 2008 (10)++

10.16	Stock Option Agreement by and between Aethlon Medical, Inc. and Edward G. Broenniman dated December 15, 2008 (10)++

10.17	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard H. Tullis dated December 15, 2008 (10)++

10.18	Standard Industrial Net Lease by and between Sorrento Business Complex and Aethlon Medical, Inc. dated September 28, 2009 (11)

10.19	Offer of Employment by and between Aethlon Medical, Inc. and Rodney S. Kenley dated October 27, 2010 (13)++

10.20	Stock Option Agreement of Rodney S. Kenley dated October 27, 2010 (13)++

10.21	Unit Subscription Agreement dated March 29, 2012 and April 5, 2012 (14)

10.22	Unit Subscription Agreement dated June 19, 2012 (15)

10.23	Unit Subscription Agreement dated August 29, 2012 (16)

10.24	Unit Subscription Agreement dated October, November and December 2012 (17)

10.25	Unit Subscription Agreement dated June 14, 2013 (18)

10.26	Form of Unit Purchase Agreement dated October 30, 2013 (19)

10.27	Form of Subscription Agreement October 30, 2013 (19)

10.28	Form of Unit Purchase Agreement dated November 12, 2013 (20)

10.29	Form of Subscription Agreement November 12, 2013 (20)

10.30	Form of Unit Purchase Agreement dated December 10, 2013 (21)

10.31	Form of Subscription Agreement December 10, 2013 (21)

10.32	Form of Unit Purchase Agreement dated December 30, 2013 (22)

10.33	Form of Subscription Agreement December 30, 2013 (22)

10.34	Form of Restructuring Agreement dated June 24, 2014 (24)

10.35	Form of Restructuring Agreement dated June 24, 2014 (24)

10.36	Form of Restructuring Agreement dated July 8, 2014 (25)

10.37	Second Amendment to Standard Industrial Net Lease by and between Sorrento Business Complex and Aethlon Medical, Inc. dated October 10, 2014 (3)

10.38	Form of Subscription Agreement dated November 6, 2014 (27)

10.39	Office Lease between T-C Stonecrest LLC and Aethlon Medical, Inc. dated November 13, 2014 (28)

10.40	Securities Purchase Agreement dated November 26, 2014 (29)

10.41	Registration Rights Agreement dated November 26, 2014 (29)

10.42	DARPA Contract dated September 30, 2011 (3) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.43	DARPA Contract Extension dated August 8, 2012 (3)

10.44	DARPA Contract Extension dated September 15, 2013 (3)

10.45	DARPA Contract Extension dated September 29, 2014 (3)

10.46	DARPA Contract Modification dated March 12, 2015 (34) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.47	UCI Clinical Trial Agreement signed April 9, 2015 (31)

10.48	Protocol for UCI Clinical Trial (31)

10.49	Budget for UCI Clinical Trial (31)

10.50	DaVita Master Services Agreement (35)

10.51	First Amendment to DaVita Master Services Agreement (35)

10.52	Work Order #1 under DaVita Master Services Agreement (35) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.53	Securities Purchase Agreement dated June 23, 2015 (32)

10.54	Registration Rights Agreement dated June 23, 2015 (32)

10.55	DARPA Contract Extension dated September 25, 2015 (36)

10.56	Amendment No. 1 to Joyce Employment Agreement dated October 16, 2015 (37)++

10.57	Amendment No. 1 to Kenley Offer Letter dated October 16, 2015 (37)++

10.58	Retention Bonus Agreement dated October 16, 2015 (37)++

10.59	Third Amendment to Standard Industrial Net Lease dated October 21, 2015 (38)

10.60	Amendment of Terms dated November 12, 2015 (38)

10.61	Consulting Agreement dated February 9, 2016 (39)

10.62	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated September 27, 2010 *++

10.63	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated July 1, 2013 *++

10.64	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated June 6, 2014 *++

10.65	Amendment No. 1 to Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated December 15, 2008 *++

10.66	Amendment No. 1 to Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated September 27, 2010 *++

10.67	Amendment No. 1 to Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated July 1, 2013 *++

10.68	Amendment No. 1 to Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated June 6, 2014 *++

10.69	Common Stock Sales Agreement dated June 28, 2016 between Aethlon Medical, Inc. and H.C. Wainwright & Co., LLC (40)

10.70	Form of Consent and Waiver dated June 27, 2016 (40)

14	Code of Ethics (29)

21.1	List of subsidiaries (3)

23.1	Consent of Independent Registered Public Accounting Firm (Squar, Milner, Peterson, Miranda & Williamson, LLP) *

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

32.3	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith

++ Indicates a management contract or compensatory plan or arrangement

(1) Filed with the Company's Current Report on Form 8-K/A dated March 26, 1999 and incorporated by reference.

(2) Filed with the Company's Registration Statement on Form S-3 (File No. 333-211151) filed on May 5, 2016 and incorporated by reference.

(3) Filed with the Company’s Registration Statement on Form S-1 (File No. 333-201334) filed on December 31, 2014 and incorporated by reference.

(4) Filed with the Company’s Current Report on Form 8-K dated March 30, 2016 and incorporated by reference.

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

(19) Filed with the Company’s Current Report on Form 8-K dated November 6, 2013 and incorporated by reference.

(20)  Filed with the Company’s Current Report on Form 8-K dated November 20, 2013 and incorporated by reference.

(21) Filed with the Company’s Current Report on Form 8-K dated December 16, 2013 and incorporated by reference.

(22) Filed with the Company’s Current Report on Form 8-K dated January 7, 2014 and incorporated by reference.

(23) Filed with the Company’s Current Report on Form 8-K dated April 4, 2014 and incorporated by reference.

(24) Filed with the Company’s Current Report on Form 8-K dated June 30, 2014 and incorporated by reference.

(25) Filed with the Company’s Current Report on Form 8-K dated July 10, 2014 and incorporated by reference.

(26) Filed with the Company’s Current Report on Form 8-K dated July 28, 2014 and incorporated by reference.

(27) Filed with the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014 for the period ended September 30, 2014 and incorporated by reference.

(28) Filed with the Company’s Current Report on Form 8-K/A dated November 19, 2014 and incorporated by reference.

(29) Filed with the Company’s Current Report on Form 8-K dated November 28, 2014 and incorporated by reference.

(30) Filed with the Company’s Current Report on Form 8-K dated December 3, 2014 and incorporated by reference.

(31) Filed with the Company’s Current Report on Form 8-K dated April 15, 2015 and incorporated by reference.

(32) Filed with the Company’s Current Report on Form 8-K dated June 24, 2015 and incorporated by reference.

(33) Filed with the Company’s Current Report on Form 8-K dated June 26, 2015 and incorporated by reference.

(34) Filed with the Company's Registration Statement on Form S-1 (File No. 333-203487) filed on April 17, 2015 and incorporated by reference.

(35) Filed with the Company’s Annual Report on Form 10-K filed on June 26, 2015 for the year ended March 31, 2015 and incorporated by reference.

(36) Filed with the Company’s Current Report on Form 8-K dated September 28, 2015 and incorporated by reference.

(37) Filed with the Company’s Current Report on Form 8-K dated October 22, 2015 and incorporated by reference.

(38) Filed with the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015 for the period ended September 30, 2015 and incorporated by reference.

(39) Filed with the Company’s Current Report on Form 8-K dated February 16, 2016 and incorporated by reference.

(40) Filed with the Company’s Current Report on Form 8-K dated June 28, 2016 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June, 2016.

By:	/s/ JAMES A. JOYCE
James A. Joyce
Chairman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. JOYCE	Chairman of the Board, Chief Executive Officer	June 29, 2016
James A. Joyce	and Principal Executive Officer

/s/ JAMES B. FRAKES	Chief Financial Officer and Principal Accounting Officer	June 29, 2016
James B. Frakes

/s/ FRANKLYN S. BARRY, JR.	Director	June 29, 2016
Franklyn S. Barry, Jr.

/s/ EDWARD G. BROENNIMAN	Director	June 29, 2016
Edward G. Broenniman

/s/ RODNEY S. KENLEY	Director	June 29, 2016
Rodney S. Kenley

/s/ CHETAN S. SHAH	Director	June 29, 2016
Chetan S. Shah

AETHLON MEDICAL, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aethlon Medical, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Aethlon Medical, Inc. and Subsidiary (the "Company") as of March 31, 2016 and 2015 and the related consolidated statements of operations, equity (deficit), and cash flows for each of the two years in the period ended March 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during 2015 the Company incurred a net loss and generated negative cash flows from operating activity and as of March 31, 2016 had an accumulated deficit of approximately $86,502,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ SQUAR MILNER LLP (formerly SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP)

SAN DIEGO, CALIFORNIA

JUNE 29, 2016

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	March 31, 2015
ASSETS
CURRENT ASSETS
Cash	$2,123,737	$855,596
Accounts receivable	199,471	193,341
Deferred financing costs	27,641	82,324
Prepaid expenses and other current assets	53,294	73,135

TOTAL CURRENT ASSETS	2,404,143	1,204,396

Property and equipment, net	36,038	56,091
Patents, net	94,161	103,325
Other assets	22,415	16,776

TOTAL ASSETS	$2,556,757	$1,380,588

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$244,804	$342,133
Due to related parties	145,112	146,112
Other current liabilities	136,695	85,731

TOTAL CURRENT LIABILITIES	526,611	573,976

Convertible notes payable, noncurrent portion	527,780	155,229

TOTAL LIABILITIES	1,054,391	729,205

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 30,000,000 and 10,000,000 shares authorized at March 31, 2016 and 2015, respectively; 7,622,393 and 6,657,046 issued and outstanding at March 31, 2016 and 2015, respectively	7,621	6,657
Additional paid-in capital	88,047,142	82,238,507
Accumulated deficit	(86,502,043)	(81,629,714)

TOTAL AETHLON MEDICAL, INC STOCKHOLDERS’ EQUITY BEFORE NONCONTROLLING INTERESTS	1,552,720	615,450

NONCONTROLLING INTERESTS	(50,354)	35,933

TOTAL STOCKHOLDERS’ EQUITY	1,502,366	651,383

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,556,757	$1,380,588

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2016	2015
REVENUES:
Government contract revenue	$886,572	$762,417
Total revenues	886,572	762,417

OPERATING EXPENSES
Professional fees	2,259,096	1,572,196
Payroll and related expenses	2,083,297	2,275,959
General and administrative	929,013	907,115
	5,271,406	4,755,270

OPERATING LOSS	(4,384,834)	(3,992,853)

OTHER (INCOME) EXPENSE
Loss on debt conversion	–	2,753,989
Other income	–	(219,624)
Interest and other debt expenses	573,782	452,276
Total other expense	573,782	2,986,641

NET LOSS BEFORE NONCONTROLLING INTERESTS	(4,958,616)	(6,979,494)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(86,287)	(182,337)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,872,329)	$(6,797,157)

Basic and diluted net loss per share available to common stockholders	$(0.66)	$(1.22)

Weighted average number of common shares outstanding - basic and diluted	7,393,695	5,594,447

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL EQUITY
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	(DEFICIT)
BALANCE - MARCH 31, 2014	4,499,480	$4,497	$59,879,624	$(74,832,557)	$218,270	$(14,730,166)

Issuances of common stock upon conversions of notes payable and convertible notes payable and related accrued interest	948,728	949	2,272,083	–	–	2,273,032

Issuance of common stock for cash - Aethlon	541,361	542	4,762,611	–	–	4,763,153

Issuance of common stock for services	27,654	28	225,130	–	–	225,158

Extension of warrants	–	–	143,363	–	–	143,363

Reclassification of derivative liability into equity	–	–	10,679,067	–	–	10,679,067

Issuance of common stock under cashless warrant exercises	433,907	434	(434)	–	–	–

Debt discount recorded in connection with beneficial conversion feature	–	–	527,780	–	–	527,780

Issuance of common stock for deferred financing costs	500	1	4,499	–	–	4,500

Issuance of common stock and warrants related to extinguishment of debt	205,416	206	3,328,303	–	–	3,328,509

Stock-based compensation expense	–	–	416,481	–	–	416,481

Net loss	–	–	–	(6,797,157)	(182,337)	(6,979,494)

BALANCE - MARCH 31, 2015	6,657,046	$6,657	$82,238,507	$(81,629,714)	$35,933	$651,383

Issuances of common stock for cash	959,140	958	5,605,797	–	–	5,606,755

Issuance of common stock under cashless warrant exercises	5,292	5	(5)	–	–	–

Issuance of common stock due to rounding up from reverse split	915	1	(1)	–	–	–

Stock-based compensation expense	–	–	202,844	–	–	202,844

Net loss	–	–	–	(4,872,329)	(86,287)	(4,958,616)

BALANCE - MARCH 31, 2016	7,622,393	$7,621	$88,047,142	$(86,502,043)	$(50,354)	$1,502,366

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

	2016	2015
Cash flows from operating activities:
Net loss	$(4,958,616)	$(6,979,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,524	37,352
Loss on extension of warrants	–	143,363
Loss on debt conversion	–	2,753,989
Fair market value of equity instruments issued for services	–	225,158
Stock based compensation	202,844	416,481
Amortization of debt discount and deferred financing costs	517,233	273,377

Changes in operating assets and liabilities:
Accounts receivable	(6,130)	(98,164)
Prepaid expenses and other current assets	19,841	(22,436)
Other assets	(95,638)	2,212
Accounts payable and other current liabilities	(46,365)	(1,108,294)
Due to related parties	(1,000)	(692,958)
Net cash used in operating activities	(4,329,307)	(5,049,414)

Cash flows from investing activities:
Purchases of property and equipment	(9,307)	–
Net cash used in investing activities	(9,307)	–

Cash flows from financing activities:
Principal repayments of notes payable	–	(523,422)
Proceeds from the issuance of convertible notes payable	–	415,000
Net proceeds from the issuance of common stock	5,606,755	4,763,153
Net cash provided by financing activities	5,606,755	4,654,731

Net increase (decrease) in cash	1,268,141	(394,683)

Cash at beginning of year	855,596	1,250,279

Cash at end of year	$2,123,737	$855,596

Supplemental disclosure of cash flow information - Cash paid during the year for:
Interest	$–	$480,701

Supplemental information of non-cash investing and financing activities:
Conversion of debt, accrued liabilities and accrued interest to common stock	$–	$2,273,032
Reclassification of accrued interest to convertible notes payable	$–	$25,766
Recording deferred financing costs associated with convertible notes payable	$–	$117,280
Reclassification of warrant derivative liability into equity	$–	$10,679,067
Issuance of shares under cashless warrant exercises	$5	$434
Creation of debt discount on convertible notes payable	$–	$527,780

See accompanying notes to the consolidated financial statements.

Aethlon Medical, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. ORGANIZATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aethlon Medical, Inc. and subsidiary (“Aethlon”, the “Company”, “we” or “us”) is a medical device company focused on creating innovative devices that address unmet medical needs in cancer, infectious disease and other life-threatening conditions. At the core of our developments is the Aethlon ADAPT™ (Adaptive Dialysis-Like Affinity Platform Technology) system, a medical device platform that converges single or multiple affinity drug agents with advanced plasma membrane technology to create therapeutic filtration devices that selectively remove harmful particles from the entire circulatory system without loss of essential blood components. On June 25, 2013, the United States Food and Drug Administration (FDA) approved an Investigational Device Exemption (IDE) that allows us to initiate human feasibility studies of the Aethlon Hemopurifier® in the U.S. Under the feasibility study protocol, we will enroll ten end-stage renal disease patients who are infected with the Hepatitis C virus (HCV) to demonstrate the safety of Hemopurifier therapy. Successful completion of this study will allow us the opportunity to initiate pivotal studies that are required for market clearance to treat HCV and other disease conditions in the U.S.

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

Our common stock is quoted on the Nasdaq Capital Market under the symbol “AEMD.”

REVERSE STOCK SPLIT

On April 14, 2015, the Company completed a 1-for-50 reverse stock split. Accordingly, authorized common stock was reduced from 500,000,000 shares to 10,000,000 shares, and each 50 shares of outstanding common stock held by stockholders were combined into one share of common stock. The accompanying consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2014. All shares and per share amounts have been revised accordingly.

LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at March 31, 2016 had an accumulated deficit of approximately $86,502,000. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the fiscal year ending March 31, 2017 through debt and/or equity financing arrangements as well as through revenues and related cash receipts under our government contracts (see Note 9).

We are currently addressing our liquidity issue by seeking additional investment capital through issuances of common stock under our existing S-3 registration statement and by applying for additional grants issued by government agencies in the United States. We believe that our cash on hand and funds expected to be received from additional debt and equity financing arrangements will be sufficient to meet our liquidity needs for fiscal 2017. However, no assurance can be given that we will receive any funds in addition to the funds we have received to date.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned and controlled subsidiary, ESI. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has classified the noncontrolling interests in ESI as part of consolidated net loss in the fiscal years ended March 31, 2016 and 2015 and includes the accumulated amount of noncontrolling interests as part of equity.

The losses at ESI during the fiscal year ended March 31, 2015 reduced the noncontrolling interests on our consolidated balance sheet by $86,287 from $35,933 at March 31, 2015 to $(50,354) at March 31, 2016.

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

CASH AND CASH EQUIVALENTS

Accounting standards define “cash and cash equivalents” as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest to be cash equivalents. As of March 31, 2015 and 2014, we had no assets that were classified as cash equivalents.

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

We follow Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition.

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

We do not have any assets or liabilities that are measured at fair value on a recurring basis and, during the years ended March 31, 2016 and 2015, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at one financial institution in checking accounts and related cash management accounts. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $250,000. Our March 31, 2016 cash balances were approximately $1,885,000 over such insured amount. We do not believe that the Company is exposed to any significant risk with respect to its cash.

All of our accounts receivable at March 31, 2016 and 2015 and all of our revenue in the fiscal years ended March 31, 2016 and 2015 were directly from the U.S. Department of Defense or from a subcontract under Battelle, which is a prime contractor with the U.S. Department of Defense.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the fiscal years ended March 31, 2016 and 2015.

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

As of March 31, 2016 and 2015, a total of 2,710,107 and 2,030,448 potential common shares, consisting of shares underlying outstanding stock options, warrants and convertible notes payable were excluded as their inclusion would be antidilutive.

SEGMENTS

Historically, we operated in one segment that was based on our development of therapeutic devices. However, in the December 2013 quarter, we initiated the operations of ESI to develop diagnostic tests. As a result, we now operate in two segments, Aethlon for therapeutic applications and ESI for diagnostic applications (See Note 10).

We record discrete financial information for ESI and our chief operating decision maker reviews ESI’s operating results in order to make decisions about resources to be allocated to the ESI segment and to assess its performance.

DEFERRED FINANCING COSTS

Costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt using the effective interest method. We recorded amortization expense related to our deferred financing costs of $144,683 and $118,147 during the fiscal years ended March 31, 2016 and 2015, respectively.

REVENUE RECOGNITION

DARPA Contract -- We entered into a government contract with DARPA and have recognized revenue of $863,011 and $630,887 under that contract during the fiscal years ended March 31, 2016 and 2015, respectively. We adopted the Milestone method of revenue recognition for the DARPA contract under ASC 605-28 “Revenue Recognition – Milestone Method” (“ASC 605-28”) and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method for the fiscal years ended March 31, 2016 and 2015.

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

Battelle Subcontract -- We entered into a subcontract agreement with Battelle Memorial Institute (“Battelle”) in March 2013. Battelle was chosen by DARPA to be the prime contractor on the systems integration portion of the original DARPA contract and we are one of several subcontractors on that systems integration project. The Battelle subcontract is cost-reimbursable under a time and materials basis. We began generating revenues under the subcontract during the three months ended September 30, 2013 and for the fiscal years ended March 31, 2016 and 2015, we recorded revenue of $23,561 and $131,530, respectively, under the Battelle subcontract.

Our revenue under this contract is a function of cost reimbursement plus an overhead mark-up for hours devoted to the project by specific employees (with specific hourly rates for those employees). Battelle engages us as needed. Each payment requires approval by the program manager at Battelle.

STOCK-BASED COMPENSATION

Employee stock options and rights to purchase shares under stock participation plans are accounted for under the fair value method. Accordingly, share-based compensation is measured when all granting activities have been completed, generally the grant date, based on the fair value of the award. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the Nasdaq Capital Market or OTCBB on the date of grant). Compensation cost recognized by the Company includes (a) compensation cost for all equity incentive awards granted prior to April 1, 2006, but not yet vested, based on the grant-date fair value estimated in accordance with the original provisions of the then current accounting standards, and (b) compensation cost for all equity incentive awards granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of subsequent accounting standards. We use a Binomial Lattice option pricing model for estimating fair value of options granted (see Note 5).

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on loss per common share during the years ended March 31, 2016 and 2015:

	Fiscal Years Ended
	March 31, 2016	March 31, 2015
Vesting of Stock Options	$202,844	$416,481
Total Stock-Based Compensation Expense	$202,844	$416,481

Weighted average number of common shares outstanding – basic and diluted	7,393,695	5,594,447

Basic and diluted loss per common share	$(0.03)	$(0.07)

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

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2016 was insignificant.

PATENTS

Patents include both foreign and domestic patents. We capitalize the cost of patents, some of which were acquired, and amortize such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. The unamortized costs of patents are subject to our review for impairment under our long-lived asset policy above.

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

Instruments classified as derivative liabilities are remeasured each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations in other (income) expense. We had no derivative liabilities at either March 31, 2016 or March 31, 2015.

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

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred approximately $782,000 and $1,028,000 of research and development expenses for the years ended March 31, 2016 and 2015, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial statements.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Management is evaluating significant recent accounting pronouncements that are not yet effective for us, including the new accounting standard on improvements to employee share based payment accounting, FASB Accounting Standards Update (“ASU”) 2016-09 (Topic 718), the new accounting standard related to leases, ASU 2016-02 (Topic 842), the new accounting standard for recognition and measurement of financial assets and financial liabilities, ASU 2016-01, the new accounting standard on imputation of interest, simplifying the presentation of debt issuance costs, ASU 2015-03, the new accounting standard on extraordinary and unusual items on income statements, ASU 2015-01, the new accounting standard related to presentation of financial statements - going concern qualifications, ASU 2014-15, and the new accounting standard on revenue recognition, ASU 2014-09 (Topic 606),and have not yet concluded whether any such pronouncements will have a significant effect on our future consolidated financial statements.

2. PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	March 31, 2016	March 31, 2015
Furniture and office equipment, at cost	$394,395	$385,088
Accumulated depreciation	(358,357)	(328,997)
	$36,038	$56,091

Depreciation expense for the years ended March 31, 2016 and 2015 approximated $29,000 and $28,000, respectively.

3. PATENTS

Patents consist of the following:

	March 31, 2016	March 31, 2015
Patents	$211,645	$211,645
Accumulated amortization	(117,484)	(108,320)
	$94,161	$103,325

Amortization expense for patents for the years ended March 31, 2016 and 2015 approximated $9,000. Future amortization expense on patents is estimated to be approximately $9,000 per year based on the estimated life of the patents. The weighted average remaining life of our patents is approximately 4.8 years.

4. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consisted of the following at March 31, 2016:

	Principal	Accrued Interest
Convertible Notes Payable – Non-Current Portion:
November 2014 10% Convertible Notes	527,780	74,036
Total Convertible Notes Payable – Non-Current Portion	527,780	74,036
Total Convertible Notes Payable	$527,780	$74,036

During the fiscal year ended March 31, 2016, we recorded interest expense of $52,778 related to the contractual interest rates of our convertible notes, interest expense of $372,550 related to the amortization of debt discounts on the convertible notes and interest expense of $144,683 related to the amortization of deferred financing costs for a total of $570,011. Accrued interest is included in other current liabilities (see Note 7).

Convertible Notes Payable consisted of the following at March 31, 2015:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable – Non-Current Portion:
November 2014 10% Convertible Notes	$527,780	$(372,551)	$155,229	$21,258
Total Convertible Notes Payable – Non-Current Portion	527,780	(372,551)	155,229	21,258
Total Convertible Notes Payable	$527,780	$(372,551)	$155,229	$21,258

During the fiscal year ended March 31, 2015, we recorded interest expense of $24,625 related to the contractual interest rates of our convertible notes, interest expense of $155,230 related to the amortization of debt discounts on the convertible notes and interest expense of $118,147 related to the amortization of deferred financing costs for a total of $298,002.

NOVEMBER 2014 10% CONVERTIBLE NOTES

In November 2014, we entered into a subscription agreement with two accredited investors providing for the issuance and sale of (i) convertible promissory notes in the aggregate principal amount of $527,780 and (ii) five year warrants to purchase up to 47,123 shares of common stock at a fixed exercise price of $8.40 per share. These notes bear interest at the annual rate of 10% and originally matured on April 1, 2016.

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

Initial Amendment of Convertible Promissory Note Terms

On November 12, 2015, we entered into an amendment of terms (“Amendment of Terms”) with the two investors that participated in the November 2014 10% Convertible Notes. The Amendment of Terms modifies the terms of the subscription agreement, notes and warrants to, among other things, extend the maturity date of the notes from April 1, 2016 to June 1, 2016, temporarily reduce the number of shares that we must reserve with respect to conversion of the notes, and temporarily suspend the time period during which one of the investors may exercise its warrants. In exchange for the investors’ agreements in the Amendment of Terms, we paid one of the investors a cash fee of $90,000, which we recorded as deferred financing costs and will amortize over the remaining term of the notes. During the fiscal year ended March 31, 2016, $62,308 of amortization related to the amendment has been included in interest expense in the accompanying consolidated statements of operations.

Second Amendment and Extension of Convertible Promissory Notes

On June 27, 2016, the maturity date of the November 2014 10% Convertible Notes was extended through July 1, 2017 (see Note 11). Therefore, we classified the notes as non-current liabilities on our March 31, 2016 balance sheet.

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

The following transactions related to the Amended and Restated Notes impacted our consolidated statements of operations and statements of cash flows in the fiscal year ended March 31, 2015.

Weiner Note Conversion

On June 24, 2014, we entered into an agreement with the Ellen R. Weiner Family Revocable Trust (the “Trust”), a holder of a Series A 12% Convertible Note (the “Note”), which previously was classified as being in default. As per the agreement, the Trust converted past due principal of $660,000 and accrued interest balance of $343,200 into unregistered shares of our common stock, representing all amounts outstanding to the Trust.

Additionally, the Trust agreed to waive anti-dilution price protection underlying warrants previously issued to the Trust. On June 26, 2014, three other parties who held similar warrants also agreed to waive their anti-dilution price protection.

Under its agreement, the Trust converted the entire $1,003,200 past due principal and interest balance on the Note, which previously was in default, into an aggregate of 466,365 unregistered shares of our common stock and five-year warrants to acquire up to 136,190 shares of our common stock at an exercise price of $2.10 per share (which exercise price was the result of certain contractual price adjustments previously made during 2011) and up to 7,944 shares of our common stock at an exercise price of $5.40 per share (collectively, the “Conversion Securities”). Based on the fair value of the warrants and shares issued to the Trust for the accrued interest, we recorded a loss on settlement of notes of $1,791,421 during the fiscal year ended March 31, 2015.

In exchange for the Trust’s conversion in full of the Note and accrued interest and for the waivers of anti-dilution price protection in the previously issued warrants, in addition to the Conversion Securities, we issued to the Trust 1,500 unregistered shares of common stock as a service fee, changed the exercise price of all of the previously issued warrants to $2.10 per share and extended the expiration date of all of the previously issued warrants to July 1, 2018. We valued the 1,500 share service fee at $12,000 based on our closing price on the date of the agreement and recorded that value as interest expense during the June 2014 period.

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

Under the Agreement, the Estate converted the entire $116,970 past due interest balance on the Note, which previously was in default, into an aggregate of 51,837 unregistered shares of our common stock. The Estate received five-year warrants to acquire up to 46,429 shares of our common stock at an exercise price of $2.10 per share (which exercise price was the result of certain contractual price adjustments previously made during 2011). Based on our common stock prices during a period of negotiation with the Estate including during calendar year 2013, the Estate also received five-year warrants to acquire up to 2,708 shares of our common stock at an exercise price of $5.40 (collectively known as the “Conversion Securities”). Based on the fair value of the warrants and shares issued to the Estate for the accrued interest, we recorded a loss on settlement of notes of $663,209 during the fiscal year ended March 31, 2015.

In exchange for the Estate’s extension of the Note, conversion of accrued interest and for the waivers of anti-dilution price protection in the previously issued warrants, in addition to the Conversion Securities, we also issued to the Estate 500 unregistered shares of common stock as an extension fee and extended the expiration date of all of the previously issued warrants to July 1, 2018. We valued the 500 share extension fee at $4,500 based on our closing price and recorded that value as a deferred financing cost, which we will amortize over the extended two-year life of the note.

Bird Estate Conversion

In November 18, 2014, we issued an aggregate of 112,500 shares of common stock to the Estate upon the conversion of an aggregate of $236,250 representing all $225,000 of unpaid principal and $11,250 of unpaid accrued interest due under the Note. The conversion price per share was $2.10.

5. EQUITY TRANSACTIONS

COMMON STOCK AND WARRANTS

Aethlon Medical, Inc. Equity Transactions in the Fiscal Year Ended March 31, 2016.

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

INCREASE IN AUTHORIZED SHARES

On March 31, 2016, we filed a Certificate of Amendment to our Articles of Incorporation to increase our authorized common stock from 10,000,000 to 30,000,000 shares. Our stockholders approved the amendment at our annual meeting of stockholders held on March 29, 2016.

ISSUANCES OF COMMON STOCK AND WARRANTS

Aethlon Medical, Inc. Equity Transactions in the Fiscal Year Ended March 31, 2016.

On April 28, 2015, we issued 915 shares of common stock as the result of rounding up of fractional shares that arose due to our reverse stock split.

On June 25, 2015, we sold $6,000,000 of units, comprised of common stock and warrants, to 18 accredited investors at a price of $6.30 per unit. Each unit consisted of one share of common stock and 0.75 of a five-year warrant to purchase one share of common stock at an exercise price of $6.30 per share. Accordingly, we issued a total of 952,383 shares of unregistered common stock and warrants to purchase 714,285 shares of common stock. For its services as sole placement agent for the financing, we paid Roth Capital Partners, LLC (“Roth”) a cash fee of $285,512 and expense reimbursement of $75,000 and we issued them a five-year warrant to purchase 32,371 shares of common stock at an exercise price of $6.30 per share. We received $5,591,988 in net proceeds from this financing. The warrant fair value, which was valued using a binomial lattice model, was recorded to additional paid-in-capital.

In connection with the financing, Mr. James Joyce, our Chief Executive Officer, Mr. James Frakes, our Chief Financial Officer and Dr. Chetan Shah, a director of our company, each agreed to waive their right to exercise certain stock options and warrants held by them representing the right to acquire 402,318 shares of common stock in the aggregate (the “Waivers”). The Waivers were required in order to make a sufficient number of shares of common stock available for issuance and the Waivers expired when we amended our Articles of Incorporation on March 31, 2016.

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

During the three months ended December 31, 2015, we issued an aggregate of 6,757 unregistered shares of common stock to two investors upon the exercise of previously issued warrants. The warrants were exercised for cash and we received cash proceeds of $14,766 for an average purchase price of $2.19 per share per the terms of the warrants.

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

During the three months ended September 30, 2014, we issued and sold to three accredited investors units consisting of (a) two thousand (2,000) unregistered shares of our common stock, par value $.001 per share, at prices per share ranging from $4.55 to $4.70 and (b) a five-year warrant to purchase one thousand (1,000) shares of common stock at exercise prices ranging from $6.80 to $7.15 per share. In total, the investors purchased for cash an aggregate of $90,000 of units. The investors acquired an aggregate of 19,500 shares of common stock and warrants to acquire up to an aggregate of 9,750 shares of Common Stock.

During the three months ended December 31, 2014, we issued and sold to eight accredited investors units consisting of (a) 2,000 unregistered shares of our common stock at prices per share ranging from $5.25 to $5.70 and (b) a five-year warrant to purchase 1,000 shares of common stock at exercise prices ranging from $7.70 to $8.35 per share. In total, the investors purchased for cash an aggregate of $502,700 of units. The investors acquired an aggregate of 90,125 shares of common stock and warrants to acquire up to an aggregate of 45,063 shares of common stock.

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

Note Conversions in the Fiscal Year Ended March 31, 2015

As discussed above in Note 4, during the three months ended June 30, 2014, we issued 314,286 shares of unregistered common stock to the holder of one of the Series A 12% Convertible Notes in exchange for the conversion in full of the $660,000 principal balance of that note, 152,079 shares of unregistered common stock in exchange for conversion of $343,200 of accrued interest and 75,000 shares of unregistered common stock as a restructuring fee. During that period, we also issued the other holder of the Series A 12% Convertible Notes 51,837 shares of unregistered common stock in exchange for conversion of $116,970 of accrued interest and 500 shares of unregistered common stock as a restructuring fee.

During the three months ended September 30, 2014, we issued 38,750 shares of unregistered common stock to the holders of three convertible notes in exchange for the partial or full conversion of principal and interest in the aggregate amount of $81,375 at a conversion price of $2.10 per share.

On July 24, 2014, we issued an aggregate of 50,079 shares of unregistered common stock and a seven-year warrant to issue up to 25,040 shares of common stock at an exercise price of $6.60 per share to Dr. Chetan Shah, a director. The common stock and warrant were issued to Dr. Shah upon the conversion of an aggregate of $220,349 of unpaid principal and accrued interest due under a 10% Convertible Note previously issued to Dr. Shah by us on July 9, 2013.

On September 17, 2014, we issued to the holder of the remaining 2008 10% Convertible Note units consisting of an aggregate of 9,564 shares of unregistered common stock and unit warrants to acquire up to an aggregate of 4,782 shares of common stock at an exercise price of $4.80 per share (see Note 4). The units were issued to the note holder upon the conversion of an aggregate of $45,906 of unpaid principal and accrued interest due under the promissory note, which represented the entire amount outstanding under the note. We recorded a loss on debt conversion of $65,493 on this transaction.

During the three months ended December 31, 2014, we issued an aggregate of 284,745 shares of common stock to two accredited investors upon the conversion of an aggregate of $597,965 of unpaid principal and accrued interest due under promissory notes we previously issued to the investors. The conversion price per share was $2.10 (see Note 4).

During the three months ended December 31, 2014, we issued an aggregate of 112,500 shares of common stock to convert in full the outstanding principal balance of $225,000 and interest balance of $11,250 on the remaining note from 2010 through the issuance of 112,500 shares of common stock. The conversion price per share was $2.10 (see Note 4).

During the three months ended December 31, 2014, we issued to an accredited investor units consisting of an aggregate of 36,716 shares of common stock and warrants to acquire up to an aggregate of 18,358 shares of common stock at an exercise price of $5.15 per share. The units were issued to the investor upon the conversion of an aggregate of $189,087 of unpaid principal and accrued interest due under two promissory notes we previously issued to the investor. The amounts converted represented the entire principal and interest outstanding under the notes and the notes held by that holder were retired (see Note 4).

During the three months ended March 31, 2015, we issued an aggregate of 98,688 shares of Common Stock to an accredited investor upon the conversion of an aggregate of $207,245 of unpaid principal due under a convertible promissory note previously issued to the investor. The conversion price per share was $2.10 (see Note 4).

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

During the three months ended September 30, 2014, we issued 7,806 shares of unregistered common stock at an average price of $9.50 per share in payment for investor relations consulting services valued at $75,000 based on the value of the services provided.

During the three months ended December 31, 2014, we issued 7,486 shares of common stock pursuant to our S-8 registration statement covering our Amended 2010 Stock Plan at an average price of $7.30 per share in payment for legal and scientific consulting services valued at $54,800 based on the value of the services provided.

During the three months ended December 31, 2014, we issued 780 shares of unregistered common stock at an average price of $10.50 per share in payment for investor relations consulting services valued at $8,000 based on the value of the services provided.

Warrant Exercises and Issuance of New Warrants upon Exercise in the Fiscal Year Ended March 31, 2015

During the three months ended September 30, 2014, we issued to four investors 53,465 shares of unregistered common stock through the cash exercise of eight warrants for $259,474 of cash at an average exercise price of approximately $5.00 per share. As an inducement to those investors, we issued them replacement warrants to acquire up to an aggregate of 53,465 shares of common stock on the same terms as the warrants they exercised.

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

WARRANTS:

A summary of the aggregate warrant activity for the years ended March 31, 2016 and 2015 is presented below:

	Fiscal Year Ended March 31,
	2016		2015
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	1,430,738	$6.84	1,414,190	$5.00
Granted	746,657	$6.30	806,478	$8.46
Exercised	(12,049)	$2.15	(590,659)	$4.29
Cancelled/Forfeited	(1,252)	$2.10	(199,271)	$7.11
Outstanding, end of year	2,164,094	$6.68	1,430,738	$6.84
Exercisable, end of year	2,164,094	$6.68	1,430,738	$6.84
Weighted average estimated fair value of warrants granted		$5.11		$11.83

The following outlines the significant weighted average assumptions used to estimate the fair value of warrants granted utilizing the Binomial Lattice option pricing model:

	Year Ended March 31,
	2016	2015
Risk free interest rate	1.70%	0.79%-2.29%
Average expected life	5 years	5 to 7 years
Expected volatility	98.6%	87.8% - 107.4%
Expected dividends	None	None

The detail of the warrants outstanding and exercisable as of March 31, 2016 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$5.00 or Below	515,533	2.78	$2.63	515,533	$2.63
$5.20 - $9.00	1,351,632	3.85	$6.46	1,351,632	$6.46
$9.65 - $15.00	296,929	3.71	$14.70	296,929	$14.70
	2,164,094			2,164,094

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

At March 31, 2016, all of the grants previously made under the 2000 Stock Option Plan had expired and 200 unregistered shares had been issued under the plan, with 9,800 available for future issuance.

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

On January 26, 2016, our Board of Directors approved an amendment to the 2010 Stock Incentive Plan to increase the total number of shares of common stock reserved for issuance under the plan to 3,170,000 shares, subject to amendment of our Articles of Incorporation to increase our authorized common stock. On March 29, 2016, we held an annual stockholders meeting, at which our stockholders approved the Amended 2010 Stock Incentive Plan and an amendment of our Articles of Incorporation to increase our authorized common stock to 30,000,000 shares.

At March 31, 2016, we had 3,028,845 shares available under this plan.

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

No options were granted to directors in the fiscal year ended March 31, 2016.

At March 31, 2016, we had issued 26,757 options under the 2005 program to outside directors and 79,309 options to employee-directors, 21,756 outside directors’ options had been forfeited, 5,000 outside directors’ options had been exercised, 79,309 employee-directors’ options had been forfeited and no options under the 2005 program remained outstanding.

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

STAND-ALONE GRANTS

From time to time our Board of Directors grants common stock or common share purchase options or warrants to selected directors, officers, employees and consultants as equity compensation to such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

GRANTS TO EMPLOYEES

There were no stock option grants to either directors or employees during the fiscal year ended March 31, 2016.

During the fiscal year ended March 31, 2015, our Board of Directors approved the following grants of options to certain officers and directors of the Company:

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

In addition to the above grants to our officers, during the fiscal year ended March 31, 2015, our Board of Directors also approved the grant of options to five employees to acquire an aggregate of 7,400 shares of our common stock at an exercise price of $9.50 per share, the closing price of our common stock on the date of grant. The aggregate fair value of those stock options at the date of grant was $60,680. Those options vested as to 2,467 shares on the grant date for a vesting expense of $20,227 and will vest as to an additional 2,467 shares on the first anniversary of the grant date and 2,466 shares on the second anniversary of the grant date. Unless earlier exercised or terminated, the option will expire June 6, 2024.

The following is a summary of the stock options outstanding at March 31, 2016 and 2015 and the changes during the years then ended:

	Fiscal Year Ended March 31,
	2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	501,690	$11.00	522,668	$12.50
Granted	–	N/A	59,453	$9.50
Exercised	–	N/A	(1,000)	$9.50
Cancelled/Forfeited	(63,143)	$11.45	(79,431)	$18.76
Outstanding, end of year	438,547	$10.94	501,690	$11.00
Exercisable, end of year	388,414	$11.53	418,923	$12.00
Weighted average estimated fair value of options granted		N/A		$9.50

The following outlines the significant weighted average assumptions used to estimate the fair value with respect to stock options utilizing the Binomial Lattice option pricing model for the year ended March 31, 2015 (no stock options were issued in the year ended March 31, 2016):

Risk free interest rate	2.60%
Average expected life	10 years
Expected volatility	90.23%
Expected dividends	None

The detail of the options outstanding and exercisable as of March 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$3.80 - $9.50	190,547	7.70 years	$6.03	140,414	$5.91
$12.50	163,000	4.39 years	$12.50	163,000	$12.50
$18.00 - $20.50	85,000	2.02 years	$19.03	85,000	$19.03
	438,547			388,414

We recorded stock-based compensation expense related to share issuances and to options granted totaling $202,844 and $416,481 for the fiscal years ended March 31, 2016 and 2015, respectively. These expenses were recorded as stock compensation included in payroll and related expenses in the accompanying consolidated statement of operations for the years ended March 31, 2016 and 2015.

Our total stock-based compensation for fiscal years ended March 31, 2016 and 2015 included the following:

	Fiscal Year Ended
	March 31, 2016	March 31, 2015
Vesting of stock options	$202,844	$416,481
Total Stock-Based Compensation	$202,844	$416,481

As of March 31, 2016, we had $139,139 of remaining unrecognized stock option expense, which is expected to be recognized over a weighted average remaining vesting period of 0.69 years.

On March 31, 2016, our stock options had a negative intrinsic value since the closing price on that date of $5.36 per share was below the weighted average exercise price of our stock options.

6. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Historically, certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. There were no such related party transactions during the fiscal year ended March 31, 2016 except that we had accrued unpaid Board fees of $116,000 owed to our outside directors as of March 31, 2016.

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	March 31,	March 31,
	2016	2015
Accrued interest	$74,038	$21,258
Other accrued liabilities	62,657	64,473
Total other current liabilities	$136,695	$85,731

8. INCOME TAXES

For the years ended March 31, 2016 and 2015, we had no income tax expense due to our net operating losses and 100% deferred tax asset valuation allowance.

At March 31, 2016 and 2015, we had net deferred tax assets as detailed below. These deferred tax assets are primarily composed of capitalized research and development costs and tax net operating loss carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a 100% valuation has been established to offset the net deferred tax assets.

Significant components of our net deferred tax assets at March 31, 2016 and 2015 are shown below:

	YEAR ENDED MARCH 31,
	2016	2015

Deferred tax assets:
Capitalized research and development	$3,442,000	$3,442,000
Net operating loss carryforwards	20,126,000	17,927,000
Total deferred tax assets	23,568,000	21,369,000

Total deferred tax liabilities	–	–

Net deferred tax assets	23,568,000	21,369,000
Valuation allowance for deferred tax assets	(23,568,000)	(21,369,000)

Net deferred tax assets	$–	$–

At March 31, 2016, we had tax net operating loss carryforwards for federal and state purposes approximating $52 million and $41 million, which begin to expire in the year 2023.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the years ended March 31, 2016 and 2015 due to the following:

	2016	2015

Income taxes (benefit) at federal statutory rate of 34%	$(1,686,000)	$(2,373,000)
State income tax, net of federal benefit	(298,000)	(418,000)
Tax effect on non-deductible expenses and credits	69,000	1,524,000
Change in valuation allowance[1]	1,915,000	1,267,000
	$–	$–

______________

(1) Pursuant to Internal Revenue Code Sections 382, use of our tax net operating loss carryforwards may be limited.

ASC 740, “Income Taxes”, clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements, and prescribes recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended March 31, 2016 and 2015, we did not recognize any interest or penalties relating to tax matters.

At and for the years ended March 31, 2016 and 2015, management does not believe the Company has any uncertain tax positions. Accordingly, there are no unrecognized tax benefits at March 31, 2016 or March 31, 2015.

Our tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state. We are currently not under examination by any taxing authorities.

9. DARPA CONTRACT AND RELATED REVENUE RECOGNITION

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

Originally, only the base year (year one contract) was effective for the parties, however, the Defense Advanced Research Projects Agency subsequently exercised the option on the second, third, fourth and fifth years of the contract. The milestones are comprised of planning, engineering and clinical targets, the achievement of which in some cases will require the participation and contribution of third party participants under the contract. There can be no assurance that we alone, or with third party participants, will meet such milestones to the satisfaction of the government and in compliance with the terms of the contract or that we will be paid the full amount of the contract revenues during any year of the contract term. We commenced work under the contract in October 2011.

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

Fiscal Year Ended March 31, 2016

During the fiscal year ended March 31, 2016, we invoiced the Defense Advanced Research Projects Agency for four milestones totaling $863,011. The details of those milestones were as follows:

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

Milestone 2.6.1.1 – System integrator acceptance of the hemofilter device. The milestone payment was $193,719. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We demonstrated that we completed this milestone by confirmation by the systems integrator that it was accepting the hemofilter device as part of their overall system.

Fiscal Year Ended March 31, 2015

During the fiscal year ended March 31, 2015, we invoiced the Defense Advanced Research Projects Agency for four milestones totaling $863,011. The details of those milestones were as follows:

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

10. SEGMENTS

We operate our businesses principally through two reportable segments: Aethlon, which represents our therapeutic business activities, and ESI, which represents our diagnostic business activities. Our reportable segments have been determined based on the nature of the potential products being developed. We record discrete financial information for ESI and our chief operating decision maker reviews ESI’s operating results in order to make decisions about resources to be allocated to the ESI segment and to assess its performance.

Aethlon’s revenue is generated primarily from government contracts to date and ESI does not yet have any revenues. We have not included any allocation of corporate overhead to the ESI segment.

The following tables set forth certain information regarding our segments:

	Fiscal Years Ended March 31,
	2016	2015
Revenues:
Aethlon	$886,572	$762,417
ESI	–	–
Total Revenues	$886,572	$762,417

Operating Losses:
Aethlon	$(3,953,402)	$(3,081,169)
ESI	(431,432)	(911,684)
Total Operating Loss	$(4,384,834)	$(3,992,853)

Net Losses:
Aethlon	$(4,527,184)	$(6,067,810)
ESI	(431,432)	(911,684)
Net Loss Before Non-Controlling Interests	$(4,958,616)	$(6,979,494)

Cash:
Aethlon	$2,114,285	$721,689
ESI	9,452	133,907
Total Cash	$2,123,737	$855,596

Total Assets:
Aethlon	$2,503,327	$1,159,910
ESI	53,430	220,678
Total Assets	$2,556,757	$1,380,588

Capital Expenditures:
Aethlon	$9,307	$–
ESI	–	–
Capital Expenditures	$9,307	$–

Depreciation and Amortization:
Aethlon	$18,943	$17,770
ESI	19,581	19,582
Total Depreciation and Amortization	$38,524	$37,352

Interest Expense:
Aethlon	$573,782	$349,923
ESI	–	–
Total Interest Expense	$573,782	$349,923

11. SUBSEQUENT EVENTS

Management has evaluated events subsequent to March 31, 2016 through the date that the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Common Stock Sales Agreement with H.C. Wainwright

On June 28, 2016, we entered into a Common Stock Sales Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) which establishes an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the Agreement. The Agreement provides for the sale of shares of our common stock having an aggregate offering price of up to $12,500,000 (the “Shares”).

Subject to the terms and conditions set forth in the Agreement, H.C. Wainwright will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon our instructions. We have provided H.C. Wainwright with customary indemnification rights, and H.C. Wainwright will be entitled to a commission at a fixed rate equal to three percent (3.0%) of the gross proceeds per Share sold. In addition, we have agreed to pay certain expenses incurred by H.C. Wainwright in connection with the Agreement, including up to $50,000 of the fees and disbursements of their counsel. The Agreement will terminate upon the sale of all of the Shares under the Agreement unless terminated earlier by either party as permitted under the Agreement.

Sales of the Shares, if any, under the Agreement shall be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed with H.C. Wainwright. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Agreement or terminate the Agreement.

Amendment of November 2014 Investment Documents

On June 27, 2016, we and certain investors (the “Investors”) entered into Amendments (the “Amendments”) to our November 2014 convertible notes in the original principal amount of $527,780 (the “Notes”) and Class A Common Stock Purchase Warrants to purchase an aggregate of 47,125 shares of common stock (the “Existing Warrants”) issued and sold by us to the Investors under a Subscription Agreement dated November 6, 2014. The Amendments provide that the Maturity Date (as defined in the Notes) is extended from June 1, 2016 to July 1, 2017 and that the Conversion Price (as defined in the Notes) is reduced from $5.60 per share of common stock to $5.00 per share of common stock. In addition, we reduced the purchase price (as defined in the Existing Warrants) from $8.40 per share to $5.00 per share. In connection with these modifications, each of the Investors signed a Consent and Waiver providing its consent under certain restrictive provisions, and waiving certain rights, including a right to participate in certain offerings made by us, under a Securities Purchase Agreement dated June 23, 2015, (the “2015 SPA”) to which we, the Investors and certain other investors are parties, in order to facilitate the at-the-market equity program described above.

The Amendments also increase the principal amount of the Notes to $692,811.23 (in the aggregate) to (i) include accrued and unpaid interest through June 15, 2016, and (ii) increase the principal amount by $80,000 (in the aggregate) as an extension fee for the extended maturity date of the Notes set forth above. With respect to each Note, we entered into an Allonge to Convertible Promissory Note (each, an “Allonge”) reflecting the changes in the principal amount, Maturity Date and Conversion Price of the Note.

We also issued to the Investors new warrants (the “New Warrants”) to purchase an aggregate of 30,000 shares of common stock with a Purchase Price (as defined in the New Warrants) of $5.00 per share of common sock. We issued the New Warrants in substantially the same form as the Existing Warrants, and the New Warrants will expire on November 6, 2019, the same date on which the Existing Warrants will expire.

Amendment of December 2014 Warrants

On June 27, 2016, we and certain investors (the “Unit Investors”) entered into Consent and Waiver and Amendment agreements (the “CWAs”), relating to an aggregate of 264,000 Warrants to Purchase Common Stock (the “Unit Warrants”) we had issued to the Unit Investors on December 2, 2014 pursuant to a Securities Purchase Agreement dated November 26, 2014 (the “2014 SPA”). In the CWAs, each of the Unit Investors provided its consent under certain restrictive provisions, and waived certain rights, including a right to participate in certain offerings made by us, under the 2014 SPA in order to facilitate the at-the-market equity program described above. Pursuant to the CWAs, we reduced the Exercise Price (as defined in the Unit Warrants) from $15.00 per share of common stock to $5.00 per share of common stock. At any time that the shares of common stock underlying the Unit Warrants are covered by an effective registration statement that permits the public resale of the shares, if the Unit Investors exercise the Unit Warrants, they must do so in a cash exercise, which could yield up to $1,320,000 in proceeds to us.

On June 27, 2016, each of the Unit Investors also entered into a Consent and Waiver providing its consent under certain provisions, and waiving certain rights, including a right to participate in certain offerings made by us, under the 2015 SPA in order to facilitate the at-the market equity program described above.

12. COMMITMENTS AND CONTINGENCIES

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

We entered into an employment agreement with Dr. Richard H. Tullis, Ph. D. (“Tullis”) effective January 10, 2000 as our Chief Science Officer ("CSO"). Under the terms of the agreement, if Tullis is terminated he may become eligible to receive a salary continuation payment in the amount of twelve months’ base salary, which is $195,000 per year.

In February 2016, we entered into a part-time consulting agreement with Tullis. Under that agreement, Tullis will retain his title of CSO and will continue to provide services under the terms of a consulting agreement with us. In connection with the change in his employment, Tullis resigned as our Vice President. Under the consulting agreement, Tullis will render approximately twenty (20) hours per week of such services, for which we will pay him a consulting fee of $10,000 per month. The term of the consulting agreement is for an initial sixty-day period and, unless terminated earlier by either party, shall automatically extend for additional one-month periods. Either party to the consulting agreement may terminate it upon 30 day’s prior written notice to the other party.

Concurrently with the entry into the consulting agreement, Tullis and the Company mutually agreed to terminate his employment agreement with us.

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

LEASE COMMITMENTS

We currently rent approximately 2,600 square feet of executive office space at 9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123 at the rate of $6,054 per month on a four-year lease that expires in January 2019. We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $4,838 per month on a one-year lease that expires in November 2016.  Our current plans are to renew the lease prior to expiration or to secure alternative lab space in the San Diego area.

Our Exosome Sciences, Inc. subsidiary previously rented approximately 2,055 square feet of office and laboratory space at 11 Deer Park Drive, South Brunswick, NJ at the rate of $3,917 per month on a one-year lease that expired in October 2015. In October 2015, Exosome Sciences, Inc. relocated to a different suite at the same office complex. That new suite was comprised of approximately 541 square feet of office and laboratory space and is located at 9 Deer Park Drive, South Brunswick, NJ at the rate of $1,352 per month under a month to month lease basis. In January 2016, we exercised our 30-day notice to terminate the Exosome Sciences’ lease in New Jersey as part of a consolidation of our laboratory operations in San Diego.

Rent expense, which is included in general and administrative expenses, approximated $144,000 and $167,000 for the fiscal years ended March 31, 2016 and 2015, respectively. As of March 31, 2016, our commitments under the lease agreements are as follows:

	Fiscal Year Ended March 31,
	2017	2018	2019
9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123 office lease	$75,512	$78,156	$21,446

11585 Sorrento Valley Road, Suite 109, San Diego, CA 92121 office lease	38,704	–	–

Total Lease Commitments	$114,216	$78,156	$21,446

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

