Form 10-Q
period 2016-06-30
AETHLON MEDICAL INC
filed 2016-08-11
CIK 882291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 11, 2016, the registrant had outstanding 7,631,153 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	March 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$1,294,259	$2,123,737
Accounts receivable	–	199,471
Prepaid expenses and other current assets	23,500	53,294
Total current assets	1,317,759	2,376,502

Property and equipment, net	29,656	36,038
Patents and patents pending, net	91,870	94,161
Deposits	21,747	22,415
Total assets	$1,461,032	$2,529,116

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$381,967	$244,804
Due to related parties	28,250	145,112
Other current liabilities	58,747	136,695
Total current liabilities	468,964	526,611

Convertible notes payable, noncurrent portion, net	616,817	500,139

Total liabilities	1,085,781	1,026,750

Commitments and Contingencies (Note 13)

Equity
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 7,622,393 shares issued and outstanding as of June 30, 2016 and March 31, 2016	7,621	7,621
Additional paid-in capital	89,056,576	88,047,142
Accumulated deficit	(88,630,860)	(86,502,043)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	433,337	1,552,720

Noncontrolling interest	(58,086)	(50,354)

Total equity	375,251	1,502,366

Total liabilities and equity	$1,461,032	$2,529,116

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
REVENUES

Government contract revenue	$4,635	$192,508

OPERATING EXPENSES

Professional fees	567,749	538,226
Payroll and related	344,987	458,228
General and administrative	223,551	286,025
Total operating expenses	1,136,287	1,282,479
OPERATING LOSS	(1,131,652)	(1,089,971)

OTHER EXPENSE
Interest and other debt expenses	42,167	126,688
Loss on debt extinguishment	616,889	–
Warrant repricing expense	345,841	–
Total other expense	1,004,897	126,688
NET LOSS BEFORE NONCONTROLLING INTERESTS	(2,136,549)	(1,216,659)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(7,732)	(33,623)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,128,817)	$(1,183,036)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.28)	$(0.18)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	7,622,393	6,720,484

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Cash flows from operating activities:
Net loss	$(2,136,549)	$(1,216,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,218	9,338
Stock based compensation	50,710	50,711
Loss on debt extinguishment	616,889	–
Loss on warrant repricing	345,841	–
Amortization of debt discount and deferred financing costs	27,641	112,440
Changes in operating assets and liabilities:
Accounts receivable	199,471	192,374
Prepaid expenses and other current assets	30,462	(20,480)
Accounts payable and other current liabilities	144,246	45,270
Due to related parties	(116,862)	29,000
Net cash used in operating activities	(827,933)	(798,006)

Cash flows from investing activities:
Purchases of property and equipment	(1,545)	–
Net cash used in investing activities	(1,545)	–

Cash flows from financing activities:
Proceeds from the issuance of common stock	–	5,591,988
Net cash provided by financing activities	–	5,591,988

Net (decrease) increase in cash	(829,478)	4,793,982

Cash at beginning of period	2,123,737	855,596

Cash at end of period	$1,294,259	$5,649,578

Supplemental disclosures of non-cash investing and financing activities:

Debt discount on convertible notes payable	$75,994	$–

Reclassification of accrued interest into convertible notes payable	$85,031	$–

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2016

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

ORGANIZATION

Aethlon Medical, Inc. and subsidiary ("Aethlon", the "Company", "we" or "us") is a medical device company focused on creating innovative devices that address unmet medical needs in cancer, infectious disease and other life-threatening conditions. At the core of our developments is the Aethlon ADAPT™ (Adaptive Dialysis-Like Affinity Platform Technology) system, a medical device platform that converges single or multiple affinity drug agents with advanced plasma membrane technology to create therapeutic filtration devices that selectively remove harmful particles from the entire circulatory system without loss of essential blood components. On June 25, 2013, the United States Food and Drug Administration (FDA) approved an Investigational Device Exemption (IDE) that allows us to initiate human feasibility studies of the Aethlon Hemopurifier® in the U.S. Under the feasibility study protocol, we plan to enroll ten end-stage renal disease patients who are infected with the Hepatitis C virus (HCV) to demonstrate the safety of Hemopurifier therapy. Successful completion of this study will allow us the opportunity to initiate pivotal studies that are required for market clearance to treat HCV and other disease conditions in the U.S.

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

ESI is accounted for as a non-controlling interest as the Company has an 80% ownership interest in the subsidiary. Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as "noncontrolling interest" in the Company's consolidated statements of operations. Net loss attributable to noncontrolling interest reflects only its share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to noncontrolling interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. The Company's consolidated balance sheets reflect noncontrolling interests within the equity section of the consolidated balance sheets.

Our common stock is traded on the Nasdaq Capital Market under the symbol “AEMD.”

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended June 30, 2016, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2016, included in the Company's Annual Report on Form 10-K filed with the SEC on June 29, 2016. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated balance sheet of the Company at June 30, 2016, the condensed consolidated statements of operations for the three months ended June 30, 2016, and the condensed consolidated statement of cash flows for the three months ended June 30, 2016. Estimates were made relating to useful lives of fixed assets, valuation allowances, the fair value of warrants, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current presentation. Such reclassifications did not affect net loss, equity or cash flows. The results of operations for the three months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

On April 14, 2015, we completed a 1-for-50 reverse stock split. Accordingly, authorized common stock was reduced from 500,000,000 shares to 10,000,000 shares, and each 50 shares of outstanding common stock held by stockholders were combined into one share of common stock. The accompanying condensed consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2015. All share and per share amounts have been revised accordingly.

On March 31, 2016, we filed a Certificate of Amendment to our Articles of Incorporation to increase our authorized common stock from 10,000,000 to 30,000,000 shares. Our stockholders approved the amendment at our annual meeting of stockholders held on March 29, 2016.

LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at June 30, 2016 had limited working capital and an accumulated deficit of approximately $88,631,000. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the twelve month period subsequent to June 30, 2016 through debt and/or equity financing arrangements as well as through revenues and related cash receipts under our government contracts (see Note 11).

We are currently addressing our liquidity issue by seeking additional investment capital through issuances of common stock under our existing S-3 registration statement and by applying for grants issued by government agencies in the United States. We believe that our cash on hand and funds expected to be received from additional debt and equity financing arrangements will be sufficient to meet our liquidity needs for the twelve month period through June 30, 2017. However, no assurance can be given that we will receive any funds in addition to the funds we have received to date (see Note 14).

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

As of June 30, 2016 and 2015, a total of 2,771,780 and 2,773,483 potential common shares, consisting of shares underlying outstanding stock options, warrants and convertible notes payable were excluded as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred approximately $118,000 and $182,000 of research and development expenses for the three month periods ended June 30, 2016 and 2015, respectively, which are included in various operating expenses in the accompanying condensed consolidated statements of operations.

4. SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

During the three months ended June 30, 2016, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, the new accounting standard on imputation of interest, simplifying the presentation of debt issuance costs. As a result of the adoption of that pronouncement, our deferred offering costs at March 31, 2016 were reclassified from current assets to an offset against our convertible notes.

Management is evaluating significant recent accounting pronouncements that are not yet effective for us, including the new accounting standard on improvements to employee share based payment accounting, ASU 2016-09 (Topic 718), the new accounting standard related to leases, ASU 2016-02 (Topic 842), the new accounting standard for recognition and measurement of financial assets and financial liabilities, ASU 2016-01, the new accounting standard on extraordinary and unusual items on income statements, ASU 2015-01, the new accounting standard related to presentation of financial statements - going concern qualifications, ASU 2014-15, and the new accounting standard on revenue recognition, ASU 2014-09 (Topic 606), and have not yet concluded whether any such pronouncements will have a significant effect on our future consolidated financial statements.

5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consisted of the following at June 30, 2016:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable – Non-Current Portion:
November 2014 10% Convertible Notes	$692,811	$(75,994)	$616,817	$2,889
Total Convertible Notes Payable	$692,811	$(75,994)	$616,817	$2,889

During the three months ended June 30, 2016, we recorded interest expense of $13,882 related to the contractual interest rates of our convertible notes and interest expense of $27,641 related to the amortization of deferred financing costs for a total interest expense of $41,523 related to our convertible notes in the three months ended June 30, 2016.

Convertible Notes Payable consisted of the following at March 31, 2016:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable – Non-Current Portion:
November 2014 10% Convertible Notes	$527,780	$(27,641)	$500,139	$74,036
Total Convertible Notes Payable	$527,780	$(27,641)	$500,139	$74,036

The above table shows the retroactive application of $27,641 in note discounts representing the deferred financing costs of that same amount on March 31, 2016 due to the application of related to the application of the new accounting standard ASU 2015-03.

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

NOVEMBER 2014 10% CONVERTIBLE NOTES

In November 2014, we entered into a subscription agreement with two accredited investors providing for the issuance and sale of (i) convertible promissory notes in the aggregate principal amount of $527,780 and (ii) five year warrants to purchase up to 47,125 shares of common stock at a fixed exercise price of $8.40 per share. These notes bear interest at the annual rate of 10% and originally matured on April 1, 2016.

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

Initial Amendment of the November 2014 10% Convertible Note Terms

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

Second Amendment and Extension of the November 2014 10% Convertible Notes

On June 27, 2016, we and certain investors (the “Investors”) entered into Amendments (the “Amendments”) to our November 2014 10% Convertible Notes in the original principal amount of $527,780 (the “Notes”) and Class A Common Stock Purchase Warrants to purchase an aggregate of 47,125 shares of common stock (the “Existing Warrants”) issued and sold by us to the Investors under a Subscription Agreement dated November 6, 2014. The Amendments provide that the Maturity Date (as defined in the Notes) was extended from June 1, 2016 to July 1, 2017 and that the Conversion Price (as defined in the Notes) was reduced from $5.60 per share of common stock to $5.00 per share of common stock. In addition, we reduced the purchase price (as defined in the Existing Warrants) from $8.40 per share to $5.00 per share. In connection with these modifications, each of the Investors signed a Consent and Waiver providing its consent under certain restrictive provisions, and waiving certain rights, including a right to participate in certain offerings made by us, under a Securities Purchase Agreement dated June 23, 2015, (the “2015 SPA”) to which we, the Investors and certain other investors are parties, in order to facilitate an at-the-market equity program (see Note 6).

The Amendments also increase the principal amount of the Notes to $692,811 (in the aggregate) to (i) include accrued and unpaid interest through June 15, 2016, and (ii) increase the principal amount by $80,000 (in the aggregate) as an extension fee for the extended maturity date of the Notes set forth above. With respect to each Note, we entered into an Allonge to Convertible Promissory Note (each, an “Allonge”) reflecting the changes in the principal amount, Maturity Date and Conversion Price of the Note.

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

The modification of the Notes was evaluated under FASB Accounting Standards Codification (“ASC”) Topic No. 470-50-40, “Debt Modification and Extinguishments”. Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. As a result, we recorded a loss on debt extinguishment of $536,889 and recognized and an extension fee expense of $80,000, which are included in other expenses in the accompanying condensed consolidated statements of operations. The debt extinguishment is comprised from the fair value of warrants issued in connection with the Notes of $287,676, as well as $325,206 related to beneficial conversion feature and offset by debt discount of $75,993. The beneficial conversion feature is a result of the effective conversion price of the new Notes being less than the market price of the underlying common stock on the date of modification.

6. EQUITY TRANSACTIONS IN THE THREE MONTHS ENDED JUNE 30, 2016

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

Subject to the terms and conditions set forth in the Agreement, H.C. Wainwright will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon our instructions. We have provided H.C. Wainwright with customary indemnification rights, and H.C. Wainwright will be entitled to a commission at a fixed rate equal to three percent (3.0%) of the gross proceeds per Share sold. In addition, we have agreed to pay certain expenses incurred by H.C. Wainwright in connection with the Agreement, including up to $50,000 of the fees and disbursements of their counsel. The Agreement will terminate upon the sale of all of the Shares under the Agreement unless terminated earlier by either party as permitted under the Agreement (see Note 14).

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

Amendment of November 2014 Investment Documents

Under the Second Amendment and Extension of the November 2014 10% Convertible Promissory Notes (See Note 5), we reduced the purchase price of 47,125 warrants from $8.40 per share to $5.00 per share.

We also issued to the investors new warrants to purchase an aggregate of 30,000 shares of common stock with a purchase price of $5.00 per share of common stock. We issued the new warrants in substantially the same form as the previously issued warrants, and the new warrants will expire on November 6, 2019, the same date on which the previously issued warrants will expire (See Note 5).

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

In accordance with GAAP, we measured the change in fair value that arose from the reduction in exercise price and recognized an expense of $345,841, which is included in other expenses in the accompanying condensed consolidated statements of operations.

7. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Historically, certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. There were no such related party transactions during the fiscal year ended March 31, 2016 except that we had accrued unpaid Board fees of $86,000 owed to our outside directors as of March 31, 2016. At June 30, 2016, we had unpaid Board fees of $28,250.

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	June 30,	March 31,
	2016	2016
Accrued interest	$2,889	$74,038
Other accrued liabilities	55,858	62,657
Total other current liabilities	$58,747	$136,695

9. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to shares and options granted and the effect on basic and diluted loss per common share during the three months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Vesting of stock options	$50,710	$50,711
Total stock-based compensation expense	$50,710	$50,711

Weighted average number of common shares outstanding – basic and diluted	7,622,393	6,720,484

Basic and diluted loss per common share	$(0.01)	$(0.01)

All of the stock-based compensation expense recorded during the three months ended June 30, 2016 and 2015, which totaled $50,710 and $50,711, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the three months ended June 30, 2016 and 2015 had represented an impact on basic and diluted loss per common share of $(0.01) in both periods.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended June 30, 2016 was insignificant.

There were no stock option grants during the three months ended June 30, 2016 or June 30, 2015.

Options outstanding that have vested and are expected to vest as of June 30, 2016 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Vested	402,214	$11.46	4.95
Expected to vest	36,333	$5.17	7.28
Total	438,547

There was no stock option activity during the three months ended June 30, 2016.

At June 30, 2016, there was approximately $88,428 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 0.44 years.

On June 30, 2016, our stock options had no intrinsic value since the closing price on that date of $5.70 per share was below the weighted average exercise price of our stock options.

10. WARRANTS

During the three months ended June 30, 2016, we issued 30,000 warrants with an exercise price of $5.00 per share.

A summary of warrant activity during the three months ended June 30, 2016 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2016	2,164,094	$2.10 - $15.00	$6.68
Issued	30,000	$5.00	$5.00
Warrants outstanding at June 30, 2016	2,194,094	$2.10 - $15.00	$5.38
Warrants exercisable at June 30, 2016	2,194,094	$2.10 - $15.00	$5.38

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models at, and during the three months ended June 30, 2016:

Risk free interest rate	0.70%
Average expected life	3.5 years
Expected volatility	91.5%
Expected dividends	None

The expected volatility was based on the historic volatility. The expected life of options granted was based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

Based on the above assumptions, we valued the 30,000 new warrants issued during the three months ended June 30, 2016 at $111,900.

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

During the three months ended June 30, 2016, we did not invoice the U.S. Government for any milestones.

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

The following tables set forth certain information regarding our segments:

	Three Months Ended June 30,
	2016	2015
Revenues:
Aethlon	$4,635	$192,508
ESI	–	–
Total Revenues	$4,635	$192,508

Operating Losses:
Aethlon	$(1,092,990)	$(921,859)
ESI	(38,662)	(168,112)
Total Operating Loss	$(1,131,652)	$(1,089,971)

Net Losses:
Aethlon	$(2,097,887)	$(1,048,547)
ESI	(38,662)	(168,112)
Net Loss Before Non-Controlling Interests	$(2,136,549)	$(1,216,659)

Cash:
Aethlon	$1,291,537	$5,647,132
ESI	2,722	2,446
Total Cash	$1,294,259	$5,649,578

Total Assets:
Aethlon	$1,419,226	$5,912,926
ESI	41,806	61,110
Total Assets	$1,461,032	$5,974,036

Capital Expenditures:
Aethlon	$1,545	$–
ESI	–	–
Capital Expenditures	$1,545	$–

Depreciation and Amortization:
Aethlon	$5,323	$4,443
ESI	4,895	4,895
Total Depreciation and Amortization	$10,218	$9,338

Interest Expense:
Aethlon	$(42,167)	$(126,688)
ESI	–	–
Total Interest Expense	$(42,167)	$(126,688)

13. COMMITMENTS AND CONTINGENCIES

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

Rent expense, which is included in general and administrative expenses, approximated $34,000 and $54,000 for the three month periods ended June 30, 2016 and 2015, respectively. As of March 31, 2016, our commitments under the lease agreements are as follows:

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

14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2016 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In July 2016, we commenced sales of common stock under our Common Stock Sales Agreement with H.C. Wainwright. As of August 11, 2016, we had raised net proceeds of $39,655 (after deducting $1,263 in commissions to H.C. Wainwright and $1,193 in other offering expenses) utilizing the sales agreement through the sale of 6,100 shares at an average price of $6.50 per share of net proceeds.

In July 2016, we issued an aggregate of 2,660 shares of common stock to three investors upon the exercise of previously issued warrants. The warrants were exercised on a cashless or “net” basis. Accordingly, we did not receive any proceeds from such exercises. The cashless exercise of such warrants resulted in the cancellation of previously issued warrants to purchase an aggregate of 19,563 shares of common stock.

On August 9, 2016, we entered into a modification of our contract with the Defense Advanced Research Projects Agency. The Defense Advanced Research Projects Agency entered into the contract modification to authorize us to quantify the degree to which the Middle East Respiratory Syndrome Coronavirus (MERS) virus can be extracted from blood circulation in vitro using miniature versions of the Aethlon Hemopurifier®. Under the modification of the contract, the new milestone is as follows: Quantify the degree to which the MERS virus can be extracted from circulation in vitro using miniature Hemopurifiers. The milestone payment is fixed at $193,719. The milestone is designated as Milestone 2.6.1.3 under year 5 of the contract.

Restricted Stock Unit Grants to Directors and Executive Officers

On August 9, 2016, our Board of Directors (the “Board”) granted restricted stock units (“RSUs”) to certain of our officers and directors as set forth below. The RSUs represent the right to be issued on a future date shares of our common stock (the “Common Stock”) for vested RSUs. Our Compensation Committee recommended the grants based on a compensation assessment provided by a third-party compensation consulting firm engaged by us that developed a peer group of companies for market assessment and analyzed compensation at such companies. The consultant recommended beneficial ownership targets, which we previously disclosed in our Proxy Statement filed on February 23, 2016, in connection with our Annual Meeting of Stockholders held on March 29, 2016. In connection with the Annual Meeting, our stockholders approved our Amended 2010 Stock Incentive Plan, which included an increase in the number of shares available for grant under the plan in part to accommodate equity awards recommended by the Compensation Committee, and our stockholders approved our executive compensation as disclosed in the Proxy Statement pursuant to Item 402 paragraphs (m) through (q) of Regulation S-K.

•	To Mr. James A. Joyce, an aggregate of 634,000 RSUs valued at $6.28 per share, based on today’s closing price of the Common Stock. 158,500 of the RSUs are deemed vested upon grant and an additional 39,625 RSUs will vest each quarter beginning on January 1, 2017. This grant is intended to increase Mr. Joyce’s beneficial ownership of our Common Stock to 9.0%, which target was recommended in 2015 and in June 2016 by the compensation consultant engaged by us. Previously, in 2004, the Board had approved a beneficial ownership target of 15% for Mr. Joyce. However, Mr. Joyce has agreed to the modified target of 9.0%.

•	To Mr. Rodney S. Kenley, an aggregate of 52,000 RSUs valued at $6.28 per share, based on today’s closing price of the Common Stock. 13,000 of the RSUs are deemed vested upon grant and an additional 3,250 RSUs will vest each quarter beginning on January 1, 2017.

•	To Mr. James B. Frakes, an aggregate of 52,000 RSUs valued at $6.28 per share, based on today’s closing price of the Common Stock. 13,000 of the RSUs are deemed vested upon grant and an additional 3,250 RSUs will vest each quarter beginning on January 1, 2017.

•	To each of our non-employee directors, Mr. Franklyn S. Barry, Jr., Mr. Edward G. Broenniman and Dr. Chetan S. Shah, 16,432 RSUs valued at an aggregate of $105,000, based on the average of the closing prices of the Common Stock for the five trading days preceding and including today’s date. These grants represent (a) $70,000 worth of RSUs representing two years of grants under the amended 2012 Non-Employee Directors Compensation Program (the “2012 Program”) because more than two years have elapsed since Messrs. Barry and Broenniman and Dr. Shah received grants under the program, all of which RSUs are deemed vested upon grant and (b) $35,000 worth of RSUs representing the grant covering the fiscal year ending March 31, 2017, of which one-quarter are deemed vested upon grant and the remaining portion will vest ratably at September 30, 2016, at December 31, 2016 and at March 31, 2017.

The grant of the RSUs and the terms of the RSUs will be set forth in the Stock Unit Grant Notice and Stock Unit Agreement to be entered into between us and each grant recipient. The RSUs are granted under our Amended 2010 Stock Incentive Plan.

Changes to 2012 Non-Employee Directors Compensation Program

In July 2012, the Board approved the 2012 Program, which modified and superseded the 2005 Directors Compensation Program that had been in effect previously. On June 6, 2014, the Board approved certain changes to the 2012 Program, and on August 9, 2016, the Board approved further modifications to the program. Under the modified 2012 Program, in which only non-employee directors may participate, a new eligible director will receive an initial grant of $50,000 worth of RSUs or, at the discretion of the Board, options to acquire shares of Common Stock. RSUs granted under this provision will be valued based on the average of the closing prices of the Common Stock for the five trading days preceding and including the date of grant and will vest at a rate determined by the Board in its discretion. Options granted under this provision will be valued at the exercise price, which will be based on the average of the closing prices of the Common Stock for the five trading days preceding and including the date of grant. Such options will have a term of ten years and will vest at a rate determined by the Board in its discretion.

At the beginning of each fiscal year, each existing director eligible to participate in the 2012 Program will receive a grant of $35,000 worth of RSUs or, at the discretion of the Board, options to acquire shares of Common Stock. RSUs granted under this provision will be valued based on the average of the closing prices of the Common Stock for the five trading days preceding and including the first day of the fiscal year (or preceding and including the date of grant, if such grant is not made on the first day of the fiscal year) and will vest at a rate determined by the Board in its discretion. Options granted under this provision will be valued at the exercise price, which will be based on the average of the closing prices of the Common Stock for the five trading days preceding and including the first day of the fiscal year (or preceding and including the date of grant, if such grant is not made on the first day of the fiscal year). Such options will have a term of ten years and will vest at a rate determined by the Board in its discretion.

In lieu of per meeting fees, under the 2012 Program eligible directors will receive an annual Board retainer fee of $30,000. The modified 2012 Program also provides for the following annual retainer fees: Audit Committee Chair - $5,000, Compensation Committee chair - $5,000, Audit Committee member - $4,000, Compensation Committee member - $4,000 and Lead independent director - $15,000.

The RSU grants and the changes to the 2012 Program were approved and recommended by our Compensation Committee prior to approval by the Board.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

Revenues

We recorded government contract revenue in the three months ended June 30, 2016 and 2015.  This revenue arose from work performed under our government contract with the Defense Advanced Research Projects Agency, or DARPA, and our subcontract with Battelle Memorial Institute as follows:

	Three Months Ended 6/30/16	Three Months Ended 6/30/15	Change in Dollars
DARPA Contract	$–	$186,164	$(186,164)
Battelle Subcontract	4,635	6,344	(1,709)
Total Government Contract Revenue	$4,635	$192,508	$(187,873)

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

We did not invoice DARPA for any milestones in the three months ended June 30, 2016 and in the three months ended June 30, 2015, we invoiced the U.S. Government for the twenty-fifth milestone under our DARPA contract in the amount of $186,164 and received that payment.

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2016 were $1,136,287 in comparison with $1,282,479 for the comparable quarter a year ago. This decrease of $146,191, or 11.4%, was due to decreases in payroll and related expenses of $113,241 and in general and administrative expenses of $62,474, which were partially offset by an increase in professional fees of $29,523.

The $113,241 decrease in payroll and related expenses was primarily due to a $107,470 reduction in cash-based compensation at ESI due to headcount reductions and a $5,771 reduction in cash-based compensation at Aethlon also due to headcount reductions from the 2015 period.

The $62,474 decrease in general and administrative expenses was primarily due to a decrease of $44,155 in our non-DARPA-related general and administrative expenses and to a decrease of $17,425 in the general and administrative expenses at ESI.

The $29,523 increase in our professional fees was primarily due to an increase in our non-DARPA-related professional fees of $57,807, which was partially offset by a reduction in our professional fees at ESI of $4,552 and in our DARPA-related professional fees of $23,732. The $57,807 increase in our non-DARPA-related professional fees was due to the combination of a $48,328 increase in scientific consulting fees, a $34,000 increase in business development fees, a $23,091 increase in legal fees and a $1,724 increase in investor relations fees. Those increases were partially offset by a $49,574 decrease in accounting fees.

Other Expense

Other expense consists primarily of loss on debt extinguishment, loss on warrant repricing and interest expense. Other expense for the three months ended June 30, 2016 was other expense of $1,004,897 in comparison with other expense of $126,688 for the comparable quarter a year ago.

The following table breaks out the various components of our other expense for both periods:

	Quarter Ended	Quarter Ended
	6/30/16	6/30/15	Change
Loss on Debt Extinguishment	$616,889	$–	$616,889
Loss on Warrant Repricing	345,841	–	345,841
Interest Expense	42,167	126,688	(84,521)
Total Other Expense	$1,004,897	$126,688	$878,209

Loss on Debt Extinguishment

This loss on debt extinguishment arose from the Amendments (the “Amendments”) to our November 2014 convertible notes The Amendments provided that the maturity date of the notes was extended from June 1, 2016 to July 1, 2017 and that the conversion price was reduced from $5.60 per share of common stock to $5.00 per share of common stock. In addition, we reduced the purchase price of warrants issued in connection with the notes from $8.40 per share to $5.00 per share. In connection with these modifications, each of the Investors signed a consent and waiver providing its consent under certain restrictive provisions, and waiving certain rights, including a right to participate in certain offerings made by us, under a securities purchase agreement dated June 23, 2015, (the “2015 SPA”) to which we, the Investors and certain other investors are parties, in order to facilitate an at-the-market equity program described in the liquidity and capital resources section of this report below. This loss also included an $80,000 fee to extend the November 2014 convertible notes from June 1, 2016 to July 1, 2017. The $80,000 amount was not a cash payment but rather was added to the principal of the notes

Loss on Warrant Repricing

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

On June 27, 2016, each of the Unit Investors also entered into a Consent and Waiver providing its consent under certain provisions, and waiving certain rights, including a right to participate in certain offerings made by us, under the 2015 SPA in order to facilitate the at-the market equity program described below.

We measured the change in fair value that arose from the reduction in exercise price from $15.00 to $5.00 and recorded a charge of $345,841 to our other expense to reflect this change.

Interest Expense

Interest expense was $42,167 for the three months ended June 30, 2016 compared to $126,688 in the corresponding prior period, a decrease of $84,521. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	6/30/16	6/30/15	Change
Interest Expense	$14,526	$14,248	$278
Amortization of Deferred Financing Costs	27,641	19,302	8,339
Amortization of Note Discounts	–	93,138	(93,138)
Total Interest Expense	$42,167	$126,688	$(84,521)

As noted in the above table, the most significant factor in the $84,521 decrease in interest expense was the $93,138 decrease in the amortization of note discounts, which related to the amortization against the discount on the convertible notes that we issued in November 2014. Other smaller factors in the change in our total interest was a $278 increase in contractual interest expense and a $8,339 increase in the amortization of deferred financing costs.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss before noncontrolling interests increased from approximately $1,217,000 in the quarter ended June 30, 2015 to approximately $2,137,000 for the quarter ended June 30, 2016.

Basic and diluted loss attributable to common stockholders were ($0.28) for the three month period ended June 30, 2016 compared to ($0.18) for the period ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2016, we had a cash balance of $1,294,259 and working capital of $848,795. This compares to a cash balance of $2,123,737 and working capital of $1,849,891 at March 31, 2016.

Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern. In addition, we will need to raise capital to complete the approved human clinical trial in the U.S. We anticipate the primary source of this additional financing will be from proceeds of our at-the-market offering program.

We raised $5,591,988 in net proceeds from a financing in June 2015. That amount, coupled with previously existing funds on hand and expected revenues from our government contracts, has financed our operations through the first quarter of the fiscal year ending March 31, 2017. However, we will require significant additional financing to complete the current and expected additional future clinical trials in the U.S., as well as fund all of our continued research and development activities for the Hemopurifier and products on our Aethlon ADAPT platform through the twelve month period ending June 30, 2017. In addition, as we expand our activities, our overhead costs to support personnel, laboratory materials and infrastructure will increase. Should the financing we require to sustain our working capital needs be unavailable to us on reasonable terms, if at all, when we require it, we may be unable to support our research and U.S. Food and Drug Administration, or FDA, clearance activities including our planned clinical trials. The failure to implement our research and clearance activities would have a material adverse effect on our ability to commercialize our products.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at June 30, 2016 had limited working capital and an accumulated deficit of approximately $88,631,000. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the twelve month period ending June 30, 2017 through debt and/or equity financing arrangements as well as through revenues and related cash receipts under our government contracts.

We are currently addressing our liquidity issue by seeking additional investment capital through issuances of common stock under our existing S-3 registration statement and by applying for additional grants issued by government agencies in the United States. We believe that our cash on hand and funds expected to be received from additional debt and equity financing arrangements will be sufficient to meet our liquidity needs for fiscal 2017. However, no assurance can be given that we will receive any funds in addition to the funds we have received to date (see Note 14).

In July 2016, we commenced sales of common stock under our Common Stock Sales Agreement with H.C. Wainwright. As of August 11, 2016, we had raised net proceeds of $39,655 (after deducting $1,263 in commissions to H.C. Wainwright and $1,193 in other offering expenses) utilizing the sales agreement through the sale of 6,100 shares at an average price of $6.50 per share of net proceeds.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the three months ended
	June 30, 2016	June 30, 2015
Cash (used in) provided by:
Operating activities	$(828)	$(798)
Investing activities	(2)
Financing activities	–	5,592
Net (decrease) increase in cash	$(830)	$4,794

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $828,000 in the three months ended June 30, 2016 compared to approximately $798,000 in the three months ended June 30, 2015, an increase of $30,000.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $2,000 of cash to purchase office equipment and fixtures in the three months ended June 30, 2016. There were no investing activities in the three months ended June 30, 2015.

NET CASH FROM FINANCING ACTIVITIES. In the three months ended June 30, 2015 we raised approximately $5,592,000 through the sale of common stock. We did not generate any cash from financing activities in the three months ended June 30, 2016.

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

There have been no changes to our critical accounting policies as disclosed in our Form 10-K for the year ended March 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2016 and subsequent thereto through the date of filing this report, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers are “accredited investors” for the purpose of Rule 501 promulgated under the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act or Regulation D promulgated by the Commission under the Securities Act.

In connection with the amendment on June 27, 2016 of our November 2014 convertible notes and related Class A Common Stock Purchase Warrants, we issued to the investors warrants to purchase an aggregate of 30,000 shares of common stock with an exercise price of $5.00 per share of common stock. The warrants will expire on November 6, 2019.

In July 2016, we issued an aggregate of 2,660 shares of common stock to three investors upon the exercise of previously issued warrants. The warrants were exercised on a cashless or “net” basis. Accordingly, we did not receive any proceeds from such exercises. The cashless exercise of such warrants resulted in the cancellation of previously issued warrants to purchase an aggregate of 19,563 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc., as amended (2)

4.1	Form of Amendment to Notes and Warrants dated June 27, 2016 (3)

4.2	Form of Allonge to Convertible Promissory Note dated June 27, 2016 (3)

4.3	Form of Class A Common Stock Purchase Warrant issued June 27, 2016 (3)

4.4	Form of Consent and Waiver and Amendment dated June 27, 2016 (3)

10.1	Common Stock Sales Agreement dated June 28, 2016 between Aethlon Medical, Inc. and H.C. Wainwright & Co., LLC (3)

10.2	Form of Consent and Waiver dated June 27, 2016 (3)

10.3	2012 Non-Employee Directors Compensation Program, as amended August 9, 2016 (4)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files*
	101.INS	XBRL Instance Document*
	101.SCH	XBRL Schema Document*
	101.CAL	XBRL Calculation Linkbase Document*
	101.DEF	XBRL Definition Linkbase Document*
	101.LAB	XBRL Label Linkbase Document*
	101.PRE	XBRL Presentation Linkbase Document*

______________________

* Filed herewith.

(1)	Filed with the Company’s Registration Statement on Form S-3 (File No. 333-211151) filed on May 5, 2016 and incorporated by reference.

(2)	Filed with the Company’s Annual Report on Form 10-K filed on June 26, 2015 for the year ended March 31, 2015 and incorporated by reference.

(3)	Filed with the Company’s Current Report on Form 8-K dated June 28, 2016 and incorporated by reference.

(4)	Filed with the Company’s Current Report on Form 8-K dated August 10, 2016 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: August 11, 2016	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

