Form 10-Q
period 2016-09-30
AETHLON MEDICAL INC
filed 2016-11-10
CIK 882291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016, the registrant had outstanding 7,725,072 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	March 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$556,352	$2,123,737
Accounts receivable	193,719	199,471
Prepaid expenses and other current assets	66,469	53,294
Total current assets	816,540	2,376,502

Property and equipment, net	22,969	36,038
Patents and patents pending, net	89,579	94,161
Deposits	21,747	22,415
Total assets	$950,835	$2,529,116

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	$384,728	$244,804
Due to related parties	58,362	145,112
Convertible notes payable, net - current portion	605,815	–
Other current liabilities	35,316	136,695
Total current liabilities	1,084,221	526,611

Convertible notes payable, net - less current portion	–	500,139

Total liabilities	1,084,221	1,026,750

Commitments and Contingencies (Note 13)

Equity
Aethlon Medical, Inc. Stockholders’ (Deficit) Equity
Common stock, par value $0.001 per share; 30,000,000 shares authorized as of September 30, 2016 and March 31, 2016; 7,711,811 and 7,622,393 shares issued and outstanding as of September 30, 2016 and March 31, 2016, respectively	7,711	7,621
Additional paid-in capital	90,811,302	88,047,142
Accumulated deficit	(90,886,645)	(86,502,043)
Total Aethlon Medical, Inc. stockholders’ (deficit) equity before noncontrolling interests	(67,632)	1,552,720

Noncontrolling interests	(65,754)	(50,354)

Total (deficit) equity	(133,386)	1,502,366

Total liabilities and equity	$950,835	$2,529,116

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Six Months Ended September 30, 2016	Six Months Ended September 30, 2015

REVENUES

Government contract revenue	$387,438	$188,366	$392,073	$380,874

OPERATING EXPENSES

Professional fees	510,982	389,207	1,078,731	927,433
Payroll and related expenses	1,813,003	597,850	2,158,190	1,056,078
General and administrative	290,131	325,670	513,681	611,695
Total operating expenses	2,614,116	1,312,727	3,750,602	2,595,206
OPERATING LOSS	(2,226,678)	(1,124,361)	(3,358,529)	(2,214,332)

OTHER EXPENSE
Interest and other debt expenses	36,576	127,245	78,743	253,933
Loss on debt extinguishment	–	–	616,889	–
Warrant repricing expense	–	–	345,841	–
Total other expense	36,576	127,245	1,041,473	253,933
NET LOSS BEFORE NONCONTROLLING INTERESTS	(2,263,254)	(1,251,606)	(4,400,002)	(2,468,265)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(7,668)	(27,000)	(15,400)	(60,623)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,255,586)	$(1,224,606)	$(4,384,602)	$(2,407,642)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.29)	$(0.16)	$(0.57)	$(0.34)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	7,756,883	7,610,459	7,690,369	7,167,903

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2016 and 2015

(Unaudited)

	Six Months Ended September 30, 2016	Six Months Ended September 30, 2015
Cash flows from operating activities:
Net loss	$(4,400,002)	$(2,468,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,612	18,676
Stock based compensation	1,573,991	101,421
Warrant repricing expense	345,841	–
Loss on debt extinguishment	616,889	–
Amortization of debt discount and deferred financing costs	46,639	225,717
Changes in operating assets and liabilities:
Accounts receivable	5,752	6,533
Prepaid expenses and other current assets	(12,507)	(35,777)
Accounts payable and other current liabilities	125,842	(144,533)
Due to related parties	(86,750)	58,000
Net cash used in operating activities	(1,763,693)	(2,238,228)

Cash flows from investing activities:
Purchases of property and equipment	(2,961)	–
Net cash used in investing activities	(2,961)	–

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	266,612	5,591,988
Cash paid for tax withholding on vested restricted stock units	(67,343)	–
Net cash provided by financing activities	199,269	5,591,988

Net (decrease) increase in cash	(1,567,385)	3,353,760

Cash at beginning of period	2,123,737	855,596

Cash at end of period	$556,352	$4,209,356

Supplemental disclosures of non-cash investing and financing activities:

Convertible note payable and accrued interest converted to common stock	$32,321	$–

Debt discount on convertible notes payable	$75,994	$–

Issuance of shares under vested restricted stock units	$30	$–

Reclassification of accrued interest to convertible notes payable	$85,031	$–

Cashless exercise of warrants	$3	$5

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2016

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the six months ended September 30, 2016, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2016, included in the Company's Annual Report on Form 10-K filed with the SEC on June 29, 2016. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated balance sheet of the Company at September 30, 2016, the condensed consolidated statements of operations for the three and six months ended September 30, 2016, and the condensed consolidated statement of cash flows for the six months ended September 30, 2016. Estimates were made relating to useful lives of fixed assets, valuation allowances, the fair value of warrants, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current presentation. Such reclassifications did not affect net loss, equity or cash flows. The accompanying condensed consolidated balance sheet at March 31, 2016 has been derived from the audited consolidated balance sheet at March 31, 2016, contained in the above referenced 10-K. The results of operations for the three and six months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at September 30, 2016 had limited working capital and an accumulated deficit of approximately $90,887,000. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the twelve month period subsequent to September 30, 2016 through debt and/or equity financing arrangements as well as through revenues and related cash receipts under our government contracts (see Note 11).

We are currently addressing our liquidity issue by seeking additional investment capital through issuances of common stock under our existing S-3 registration statement and by applying for grants issued by government agencies in the United States. We believe that our cash on hand and funds expected to be received from additional debt and equity financing arrangements will be sufficient to meet our liquidity needs for the twelve month period through September 30, 2017. However, no assurance can be given that we will receive any funds in addition to the funds we have received to date (see Note 14).

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

2. LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of computation. The weighted average number of common shares outstanding for the three and six months ended September 30, 2016 includes 184,500 vested restricted stock units that have not yet been issued. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued, if such additional common shares were dilutive. Since we had net losses for all periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded as their effect would be antidilutive.

As of September 30, 2016 and 2015, a total of 3,289,606 and 2,773,483 potential common shares, consisting of shares underlying outstanding stock options, warrants, unvested restricted stock units and convertible notes payable were excluded as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three and six month periods ended September 30, 2016 and 2015, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	September 30,	September 30,
	2016	2015
Three months ended	$280,860	$207,676
Six months ended	$377,843	$424,267

4. SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

During the six months ended September 30, 2016, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, the new accounting standard on imputation of interest, simplifying the presentation of debt issuance costs. As a result of the adoption of that pronouncement, our deferred financing costs at March 31, 2016 were reclassified from current assets to an offset against our convertible notes.

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

5. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consisted of the following at September 30, 2016:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable – Current Portion:
November 2014 10% Convertible Notes	$662,811	$(56,996)	$605,815	$17,486
Total Convertible Notes Payable	$662,811	$(56,996)	$605,815	$17,486

During the six months ended September 30, 2016, we recorded interest expense of $30,794 related to the contractual interest rates of our convertible notes, interest expense of $27,641 related to the amortization of deferred financing costs and interest expense of $18,998 related to the amortization of the note discount for a total interest expense of $77,433 related to our convertible notes in the six months ended September 30, 2016. All of the unamortized discount at September 30, 2016 related to the note discount established upon the second amendment to the notes (see below).

Convertible Notes Payable consisted of the following at March 31, 2016 (our most recent fiscal year end):

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable – Non-Current Portion:
November 2014 10% Convertible Notes	$527,780	$(27,641)	$500,139	$74,036
Total Convertible Notes Payable	$527,780	$(27,641)	$500,139	$74,036

The above table shows the retroactive application of $27,641 in note discounts representing the deferred financing costs of that same amount on March 31, 2016 due to the application of related to the application of the new accounting standard ASU 2015-03. All of the unamortized discount at March 31, 2016 related to the deferred financing costs noted above.

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

NOVEMBER 2014 10% CONVERTIBLE NOTES

In November 2014, we entered into a subscription agreement with two accredited investors providing for the issuance and sale of (i) convertible promissory notes in the aggregate principal amount of $527,780 (the “Notes”) and (ii) five year warrants to purchase up to 47,125 shares of common stock at a fixed exercise price of $8.40 per share (the “Warrants”). These Notes bear interest at the annual rate of 10% and originally matured on April 1, 2016.

The aggregate gross cash proceeds to us were $415,000 after subtracting legal fees of $35,000, a $27,780 due diligence fee and an original issuance discount of $50,000. We recorded deferred financing costs of $112,780 to reflect the legal fees, due diligence fee and original issuance discount and will amortize those costs over the life of the Notes using the effective interest method.

These Notes are convertible at the option of the holders into shares of our common stock at a fixed price of $5.60 per share, for up to an aggregate of 94,246 shares of common stock. There are no registration requirements with respect to the shares of common stock underlying the Notes or the Warrants.

The estimated relative fair value of Warrants issued in connection with the Notes was recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. We recorded debt discount of $240,133 based on the relative fair value of these Warrants. In addition, as the effective conversion price of the Notes was less than market price of the underlying common stock on the date of issuance, we recorded an additional debt discount of $287,647 related to the beneficial conversion feature.

Initial Amendment of the November 2014 10% Convertible Note Terms

On November 12, 2015, we entered into an amendment of terms (“Amendment of Terms”) with the two investors that participated in the November 2014 10% Convertible Notes. The Amendment of Terms modified the terms of the subscription agreement, Notes and Warrants held by those investors to, among other things, extended the maturity date of the Notes from April 1, 2016 to June 1, 2016, temporarily reduced the number of shares that we must reserve with respect to conversion of the Notes, and temporarily suspended the time period during which one of the investors may exercise its Warrants. In exchange for the investors’ agreements in the Amendment of Terms, we paid one of the investors a cash fee of $90,000, which we recorded as deferred financing costs and amortized over the remaining term of the notes.

Second Amendment and Extension of the November 2014 10% Convertible Notes

On June 27, 2016, we and certain investors entered into further Amendments (the “Amendments”) to the Notes and the Warrants. The Amendments provide that the Maturity Date (as defined in the Notes) was extended from June 1, 2016 to July 1, 2017 and that the conversion price per share of the Notes was reduced from $5.60 per share of common stock to $5.00 per share of common stock. In addition, we reduced the purchase price (as defined in the Warrants) from $8.40 per share to $5.00 per share of common stock. In connection with these modifications, each of the investors signed a Consent and Waiver providing its consent under certain restrictive provisions, and waiving certain rights, including a right to participate in certain offerings made by us, under a Securities Purchase Agreement dated June 23, 2015, (the “2015 SPA”) to which we, the investors and certain other investors are parties, in order to facilitate an at-the-market equity program (see Note 6).

The Amendments also increase the principal amount of the Notes to $692,811 (in the aggregate) to (i) include accrued and unpaid interest through June 15, 2016, and (ii) increase the principal amount by $80,000 (in the aggregate) as an extension fee for the extended maturity date of the Notes. With respect to each Note, we entered into an Allonge to Convertible Promissory Note (each, an “Allonge”) reflecting the changes in the principal amount, Maturity Date and conversion price of the Note.

We also issued to the investors new warrants (the “New Warrants”) to purchase an aggregate of 30,000 shares of common stock with a Purchase Price (as defined in the New Warrants) of $5.00 per share of common stock. We issued the New Warrants in substantially the same form as the prior Warrants, and the New Warrants will expire on November 6, 2019, the same date on which the prior Warrants will expire.

The modification of the Notes was evaluated under FASB Accounting Standards Codification (“ASC”) Topic No. 470-50-40, “Debt Modification and Extinguishments”. Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. As a result, we recorded a loss on debt extinguishment of $536,889 and recognized and an extension fee expense of $80,000, which are included in other expenses in the accompanying condensed consolidated statements of operations. The debt extinguishment is comprised from the fair value of prior warrants issued in connection with the Notes of $287,676, as well as $325,206 related to beneficial conversion feature and offset by debt discount of $75,993. The beneficial conversion feature is a result of the effective conversion price of the new Notes being less than the market price of the underlying common stock on the date of modification.

The following table shows the changes to the principal balance of the November 2014 10% Convertible Notes:

Activity in the November 2014 10% Convertible Notes
Initial principal balance	$527,780
Increase in principal balance under the second amendment (see above)	165,031
Conversions during the six months ended September 30, 2016	(30,000)
Balance as of September 30, 2016	$662,811

6. EQUITY TRANSACTIONS IN THE SIX MONTHS ENDED SEPTEMBER 30, 2016

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

In July 2016, we commenced sales of common stock under our Common Stock Sales Agreement with H.C. Wainwright. In the three months ended September 30, 2016, we had raised net proceeds of $266,612 (net of $8,348 in commissions to H.C. Wainwright and $3,319 in other offering expenses) utilizing the sales agreement through the sale of 50,163 shares at an average price of $5.31 per share of net proceeds.

Warrant Issuances in July 2016

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

Restricted Stock Unit Grants to Directors and Executive Officers

During the three months ended September 30, 2016, 30,131 Restricted Stock Units (“RSUs”) held by our outside directors were exchanged into the same number of shares of our common stock (see Note 9).

Amendment of November 2014 10% Convertible Notes

Under the Second Amendment and Extension of the November 2014 10% Convertible Notes dated June 27, 2016 (See Note 5), we reduced the purchase price of 47,125 Warrants from $8.40 per share to $5.00 per share.

We also issued to the investors new warrants to purchase an aggregate of 30,000 shares of common stock with a purchase price of $5.00 per share of common stock. We issued the new warrants in substantially the same form as the prior Warrants, and the new warrants will expire on November 6, 2019, the same date on which the prior warrants will expire (See Note 5).

Amendment of December 2014 Warrants

On June 27, 2016, we and certain investors (the “Unit Investors”) entered into Consent and Waiver and Amendment agreements (the “CWAs”), relating to an aggregate of 264,000 Warrants to Purchase Common Stock (the “Unit Warrants”) we had issued to the Unit Investors on December 2, 2014 pursuant to a Securities Purchase Agreement dated November 26, 2014 (the “2014 SPA”). In the CWAs, each of the Unit Investors provided its consent under certain restrictive provisions, and waived certain rights, including a right to participate in certain offerings made by us, under the 2014 SPA in order to facilitate the at-the-market equity program described above. Pursuant to the CWAs, we reduced the Exercise Price (as defined in the Unit Warrants) from $15.00 per share of common stock to $5.00 per share of common stock. At any time that the shares of common stock underlying the Unit Warrants are covered by an effective registration statement that permits the public resale of the shares, if the Unit Investors exercise the Unit Warrants, they must do so by a cash exercise, which could yield up to $1,320,000 in proceeds to us.

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

7. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Historically, certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. There were no such related party transactions during the fiscal year ended March 31, 2016 except that we had accrued unpaid Board fees of $86,000 owed to our outside directors as of March 31, 2016. At September 30, 2016, we had unpaid Board fees of $28,250.

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	September 30,	March 31,
	2016	2016
Accrued interest	$17,486	$74,038
Other accrued liabilities	17,830	62,657
Total other current liabilities	$35,316	$136,695

9. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to Restricted Stock Units (“RSU”s) and options granted and the effect on basic and diluted loss per common share during the three and six month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Six Months Ended September 30, 2016	Six Months Ended September 30, 2015
Vesting of stock options and restricted stock units	$1,523,280	$50,711	$1,573,991	$101,421
Total stock-based compensation expense	$1,523,280	$50,711	$1,573,991	$101,421

Weighted average number of common shares outstanding – basic and diluted	7,756,883	7,610,459	7,690,369	7,167,903

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.20)	$(0.01)	$(0.20)	$(0.01)

All of the stock-based compensation expense recorded during the six months ended September 30, 2016 and 2015, which totaled $1,573,991 and $101,421, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the six months ended September 30, 2016 and 2015 represented an impact on basic and diluted loss per common share of $(0.20) in both periods.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the six months ended September 30, 2016 was insignificant.

Restricted Stock Unit Grants to Directors and Executive Officers

On August 9, 2016, our Board of Directors (the “Board”) granted RSUs to certain of our officers and directors as set forth below. The RSUs represent the right to be issued on a future date shares of our common stock for vested RSUs. Our Compensation Committee recommended the grants based on a compensation assessment provided by a third-party compensation consulting firm engaged by us that developed a peer group of companies for market assessment and analyzed compensation at such companies.

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

To Mr. James A. Joyce, an aggregate of 634,000 RSUs valued at $6.28 per share, based on the August 9, 2016 closing price of the common stock. 158,500 of the RSUs are deemed vested upon grant and an additional 39,625 RSUs will vest each quarter beginning on January 1, 2017. This grant is intended to increase Mr. Joyce’s beneficial ownership of our common stock to 9.0%, which target was recommended in 2015 and in June 2016 by the compensation consultant engaged by us. Previously, in 2004, the Board had approved a beneficial ownership target of 15% for Mr. Joyce. However, Mr. Joyce has agreed to the modified target of 9.0%.

To Mr. Rodney S. Kenley, an aggregate of 52,000 RSUs valued at $6.28 per share, based on the August 9, 2016 closing price of the common stock. 13,000 of the RSUs are deemed vested upon grant and an additional 3,250 RSUs will vest each quarter beginning on January 1, 2017.

To Mr. James B. Frakes, an aggregate of 52,000 RSUs valued at $6.28 per share, based on the August 9, 2016 closing price of the common stock. 13,000 of the RSUs are deemed vested upon grant and an additional 3,250 RSUs will vest each quarter beginning on January 1, 2017.

To each of our non-employee directors, Mr. Franklyn S. Barry, Jr., Mr. Edward G. Broenniman and Dr. Chetan S. Shah, 16,432 RSUs valued at an aggregate of $105,000, based on the average of the closing prices of the common stock for the five trading days preceding and including August 9, 2016. These grants represent (a) $70,000 worth of RSUs representing two years of grants under the amended 2012 Non-Employee Directors Compensation Program (the “2012 Program”) because more than two years have elapsed since Messrs. Barry and Broenniman and Dr. Shah received grants under the program, all of which RSUs are deemed vested upon grant and (b) $35,000 worth of RSUs representing the grant covering the fiscal year ending March 31, 2017, of which one-quarter are deemed vested upon grant and the remaining portion will vest ratably at September 30, 2016, at December 31, 2016 and at March 31, 2017.

The RSUs were granted under our Amended 2010 Stock Incentive Plan and we recorded expense of $1,523,280 in the three months ended September 30, 2016 related to the RSU grants.

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

In lieu of per meeting fees, under the 2012 Program eligible directors will receive an annual Board retainer fee of $30,000. The modified 2012 Program also provides for the following annual retainer fees: Audit Committee Chair - $5,000, Compensation Committee chair - $5,000, Nominating Committee Chair - $5,000, Audit Committee member - $4,000, Compensation Committee member - $4,000 and Lead independent director (currently an open position) - $15,000.

The RSU grants and the changes to the 2012 Program were approved and recommended by our Compensation Committee prior to approval by the Board.

RSUs outstanding that have vested and are expected to vest as of September 30, 2016 are as follows:

Number of RSUs
Vested	184,500
Expected to vest	561,708
Total	746,208

During the three months ended September 30, 2016, 30,131 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As two of our three outside directors elected to return 40% of their RSU’s in exchange for cash in order to pay their withholding taxes on the share issuances, 10,957 of the RSUs were cancelled and we paid a total of $67,343 in cash to those two outside directors.

Stock Option Activity

There were no stock option grants during the six months ended September 30, 2016 or September 30, 2015.

Options outstanding that have vested and are expected to vest as of September 30, 2016 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Vested	417,047	$11.20	4.77
Expected to vest	17,500	$5.00	7.00
Total	434,547

There was no stock option activity during the six months ended September 30, 2016 other than the expiration of 4,000 stock options during the period.

On September 30, 2016, our stock options had no intrinsic value since the closing price on that date of $5.02 per share was below the weighted average exercise price of our stock options.

At September 30, 2016, there was approximately $3,509,367 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 2.87 years.

10. WARRANTS

During the six months ended September 30, 2016, we issued 30,000 warrants with an exercise price of $5.00 per share. Those warrants were issued in connection with the Amendment of November 2014 Investment Documents (see Note 6).

A summary of warrant activity during the six months ended September 30, 2016 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2016	2,164,094	$2.10 - $15.00	$6.68
Exercised	(2,660)	$6.25	$6.25
Issued	30,000	$5.00	$5.00
Cancelled/Expired	(19,563)	$6.25	$6.25
Warrants outstanding at September 30, 2016	2,171,871	$2.10 - $15.00	$5.37
Warrants exercisable at September 30, 2016	2,171,871	$2.10 - $15.00	$5.37

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models at, and during the six months ended September 30, 2016:

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

Based on the above assumptions, we valued the 30,000 new warrants issued during the six months ended September 30, 2016 at $111,900 and classified that fair value as equity.

11. DARPA CONTRACT AND RELATED REVENUE RECOGNITION

We entered into a contract with the Defense Advanced Research Projects Agency, or DARPA, on September 30, 2011. Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers. The award from DARPA was a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract. Under the terms of the contract, we performed certain incremental work towards the achievement of specific milestones against which we invoiced the government for fixed payment amounts.

Originally, only the base year (year one of the contract) was effective for the parties; however, DARPA subsequently exercised its option on the remaining years of the contract. The milestones were comprised of planning, engineering and clinical targets, the achievement of which in some cases required the participation and contribution of third party participants under the contract. We commenced work under the contract in October 2011.

In February 2014, DARPA reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction reduced the possible payments under the contract by $858,469 over years three through five.

In the six months ended September 30, 2016, we invoiced the U.S. Government for the final two milestones under our DARPA contract in the aggregate amount of $387,438.

The details of those milestones were as follows:

Milestone 2.6.1.3 - Quantify the degree to which the MERS virus can be extracted from circulation in vitro using miniature Hemopurifiers. The milestone payment was $193,719. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We quantified the degree to which the MERS virus can be extracted from circulation in vitro using miniature Hemopurifiers. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

Milestone 2.6.1.4 – Prepare and present Final Report for DARPA. The milestone payment was $193,719. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We prepared and presented the Final Report for DARPA. The report was accepted by the contracting officer's representative and the invoice was submitted thereafter.

In the six months ended September 30, 2015, we invoiced the U.S. Government for two milestones under our DARPA contract in the amount of $372,328.

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

The following tables set forth certain information regarding our segments:

	Six Months Ended September 30,
	2016	2015
Revenues:
Aethlon	$392,073	$380,874
ESI	–	–
Total Revenues	$392,073	$380,874

Operating Losses:
Aethlon	$(3,281,530)	$(1,911,219)
ESI	(76,999)	(303,113)
Total Operating Loss	$(3,358,529)	$(2,214,332)

Net Losses:
Aethlon	$(4,323,003)	$(2,165,152)
ESI	(76,999)	(303,113)
Net Loss Before Non-Controlling Interests	$(4,400,002)	$(2,468,265)

Cash:
Aethlon	$553,884	$4,208,554
ESI	2,468	802
Total Cash	$556,352	$4,209,356

Total Assets:
Aethlon	$914,179	$4,677,989
ESI	36,656	27,486
Total Assets	$950,835	$4,705,475

Capital Expenditures:
Aethlon	$2,961	$–
ESI	–	–
Capital Expenditures	$2,961	$–

Depreciation and Amortization:
Aethlon	$10,822	$8,886
ESI	9,790	9,790
Total Depreciation and Amortization	$20,612	$18,676

Interest Expense:
Aethlon	$(78,743)	$(253,933)
ESI	–	–
Total Interest Expense	$(78,743)	$(253,933)

13. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

We currently rent approximately 2,600 square feet of executive office space at 9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123 at the rate of $6,054 per month on a four-year lease that expires in January 2019. We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $4,394 per month on a one-year lease that was recently extended to an expiration date of November 30, 2017.

Our Exosome Sciences, Inc. subsidiary previously rented approximately 2,055 square feet of office and laboratory space at 11 Deer Park Drive, South Brunswick, NJ at the rate of $3,917 per month on a one-year lease that expired in October 2015. In October 2015, ESI relocated to a different suite at the same office complex. That new suite was comprised of approximately 541 square feet of office and laboratory space and is located at 9 Deer Park Drive, South Brunswick, NJ at the rate of $1,352 per month under a month to month lease basis. In January 2016, we exercised our 30-day notice to terminate the ESI lease in New Jersey as part of a consolidation of our laboratory operations in San Diego and the ESI lease was terminated effective February 29, 2016.

Rent expense, which is included in general and administrative expenses, approximated $79,000 and $90,000 for the six month periods ended September 30, 2016 and 2015, respectively.

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

14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2016 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In October 2016, we collected $193,719 from DARPA. That amount had been invoiced to DARPA for the achievement of a milestone in September 2016 and was classified as an account receivable as of September 30, 2016.

Subsequent to September 30, 2016, we continued selling common stock under our Common Stock Sales Agreement with H.C. Wainwright (see Note 6). Between the period of October 1, 2016 through November 8, 2016, we raised net proceeds of $61,265 (after deducting $1,919 in commissions to H.C. Wainwright and $799 in other offering expenses) utilizing the sales agreement through the sale of 13,261 shares at an average price of $4.62 per share of net proceeds.

On October 5, 2016, we entered into an amendment of the lease for our laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121. Pursuant to the amendment, the lease term will be extended to November 30, 2017 and the rent will be $4,394 per month.

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

Through Exosome Sciences, Inc. (ESI), our majority-owned subsidiary, we are also studying potential diagnostic techniques for identifying and monitoring neurological conditions and cancer. We consolidate ESI’s activities in our consolidated financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Revenues

We recorded government contract revenue in the three months ended September 30, 2016 and 2015.  This revenue arose from work performed under our government contract with the Defense Advanced Research Projects Agency, or DARPA, and our subcontract with Battelle Memorial Institute as follows:

	Three Months Ended 9/30/16	Three Months Ended 9/30/15	Change in Dollars
DARPA Contract	$387,438	$186,164	$201,274
Battelle Subcontract	–	2,202	(2,202)
Total Government Contract Revenue	$387,438	$188,366	$199,072

DARPA Contract

We entered into a contract with DARPA on September 30, 2011. Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers. The award from DARPA was a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract. Under the terms of the contract, we performed certain incremental work towards the achievement of specific milestones against which we invoiced the government for fixed payment amounts.

Originally, only the base year (year one of the contract) was effective for the parties; however, DARPA subsequently exercised its option on the remaining years of the contract. The milestones were comprised of planning, engineering and clinical targets, the achievement of which in some cases required the participation and contribution of third party participants under the contract. We commenced work under the contract in October 2011.

In February 2014, DARPA reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction reduced the possible payments under the contract by $858,469 over years three through five.

In the three months ended September 30, 2016, we invoiced the U.S. Government for the final two milestones under our DARPA contract in the aggregate amount of $387,438. In the three months ended September 30, 2015, we invoiced the U.S. Government for one milestone under our DARPA contract in the amount of $186,164.

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2016 were $2,614,116 in comparison with $1,312,727 for the comparable quarter a year ago.  This increase of $1,301,389, or 99.1%, was due to increases in payroll and related expenses of $1,215,153 and in professional fees of $121,775, which were partially offset by a reduction in general and administrative expenses of $35,539.

The $1,215,153 increase in payroll and related expenses was due to a $1,472,570 increase in stock-based compensation, which was partially offset by a $257,417 decrease in cash-based compensation. The increase in stock-based compensation was the result of the RSU grants to our officers and directors in the three months ended September 30, 2016.

The $121,775 increase in our professional fees was primarily due to an increase in our non-DARPA-related professional fees of $144,307, which was partially offset by decreases in our DARPA-related professional fees of $22,166 and in our professional fees at ESI of $366. The $144,307 increase in our non-DARPA-related professional fees was due to a $112,596 increase in scientific consulting fees, a $51,000 increase in business development expenses, a $9,665 increase in our accounting fees, a $7,127 increase in investor relations fees and a $5,942 increase in our public relations fees, which were partially offset by a $43,044 decrease in legal fees.

The $35,539 decrease in general and administrative expenses was the result of decreases of $59,065 in our non-DARPA-related general and administrative expenses and of $31,945 in our general and administrative expenses at ESI, which were partially offset by a $55,470 increase in our DARPA-related general and administrative expenses.

Other Expense

Other expense in the three months ended September 30, 2016 and 2015 consisted of interest expense. Interest expense was $36,576 for the three months ended September 30, 2016 compared to $127,245 in the corresponding prior period, a decrease of $90,669. The various components of our interest expense are shown in the following table:

	Quarter Ended	Quarter Ended
	9/30/16	9/30/15	Change
Interest Expense	$17,578	$13,968	$3,610
Amortization of Deferred Financing Costs	–	20,139	(20,139)
Amortization of Note Discounts	18,998	93,138	(74,140)
Total Interest Expense	$36,576	$127,245	$(90,669)

As noted in the above table, the most significant factor in the $90,669 decrease in interest expense was the $74,140 decrease in the amortization of note discounts, which related to the amortization against the discount on the convertible notes that we issued in November 2014. Other smaller factors in the change in our total interest were a $20,139 decrease in the amortization of deferred financing costs and a $3,610 increase in our contractual interest expense.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss before noncontrolling interests increased from approximately $1,252,000 in the quarter ended September 30, 2015 to approximately $2,263,000 for the quarter ended September 30, 2016.

Basic and diluted loss attributable to common stockholders was ($0.29) for the three month period ended September 30, 2016 and ($0.16) for the three month period ended September 30, 2015.

SIX MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2015

Revenues

We recorded government contract revenue in the six months ended September 30, 2016 and 2015. This revenue arose from work performed under our government contract with the Defense Advanced Research Projects Agency, or DARPA, and our subcontract with Battelle Memorial Institute as follows:

	Six Months Ended 9/30/16	Six Months Ended 9/30/15	Change in Dollars
DARPA Contract	$387,438	$372,328	$15,110
Battelle Subcontract	4,635	8,546	(3,911)
Total Government Contract Revenue	$392,073	$380,874	$11,199

DARPA Contract

We entered into a contract with DARPA on September 30, 2011. Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers. The award from DARPA was a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract. Under the terms of the contract, we performed certain incremental work towards the achievement of specific milestones against which we invoiced the government for fixed payment amounts.

Originally, only the base year (year one of the contract) was effective for the parties; however, DARPA subsequently exercised its option on the remaining years of the contract. The milestones were comprised of planning, engineering and clinical targets, the achievement of which in some cases required the participation and contribution of third party participants under the contract. We commenced work under the contract in October 2011.

In February 2014, DARPA reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction reduced the possible payments under the contract by $858,469 over years three through five.

In the six months ended September 30, 2016, we invoiced the U.S. Government for the final two milestones under our DARPA contract in the aggregate amount of $387,438. In the six months ended September 30, 2015, we invoiced the U.S. Government for two milestones under our DARPA contract in the amount of $372,328.

Operating Expenses

Consolidated operating expenses for the six months ended September 30, 2016 were $3,750,602 in comparison with $2,595,206 for the comparable quarter a year ago. This increase of $1,155,396, or 44.5%, was due to increases in payroll and related expenses of $1,102,112 and in professional fees of $151,298, which were partially offset by a decrease in general and administrative expenses of $98,014.

The $1,102,112 increase in payroll and related expenses was primarily due to a $1,472,570 increase in stock-based compensation, which was partially offset by a $370,458 decrease in cash-based compensation. The increase in stock-based compensation was due to the RSU grants to our officers and directors in the three months ended September 30, 2016.

The $151,298 increase in our professional fees was primarily due to an increase in our non-DARPA-related professional fees of $202,114, which was partially offset by a reduction in our professional fees at ESI of $4,918 and in our DARPA-related professional fees of $45,898. The $202,114 increase in our non-DARPA-related professional fees was due to a $160,924 increase in scientific consulting fees, an $85,000 increase in business development expenses, an $8,851 increase in investor relations fees and a $5,942 increase in our public relations fees, which were partially offset by a decreases of $39,909 in accounting fees and $19,953 in legal fees.

The $98,014 decrease in general and administrative expenses was primarily due to decreases of $103,221 in our non-DARPA-related general and administrative expenses and of $49,373 in the general and administrative expenses at ESI, which were partially offset by an increase of $54,580 in our DARPA-related general and administrative expenses.

Other Expense

Other expense during the six months ended September 30, 2016 and 2015 consisted primarily of losses on debt extinguishment, warrant repricing expense and interest expense. Other expense for the six months ended September 30, 2016 was other expense of $1,041,473 in comparison with other expense of $253,933 for the six months ended September 30, 2015.

The following table breaks out the various components of our other expense for both periods:

	Six Months Ended	Six Months Ended
	9/30/16	9/30/15	Change
Loss on Debt Extinguishment	$616,889	$–	$616,889
Loss on Warrant Repricing	345,841	–	345,841
Interest Expense	78,743	253,933	(175,190)
Total Other Expense	$1,041,473	$253,933	$787,540

Loss on Debt Extinguishment

This loss on debt extinguishment arose from the Amendments (the “Amendments”) to our November 2014 convertible notes The Amendments provided that the maturity date of the notes was extended from June 1, 2016 to July 1, 2017 and that the conversion price was reduced from $5.60 per share of common stock to $5.00 per share of common stock. In addition, we reduced the purchase price of warrants issued in connection with the notes from $8.40 per share to $5.00 per share. In connection with these modifications, each of the Investors signed a consent and waiver providing its consent under certain restrictive provisions, and waiving certain rights, including a right to participate in certain offerings made by us, under a securities purchase agreement dated June 23, 2015, (the “2015 SPA”) to which we, the Investors and certain other investors are parties, in order to facilitate an at-the-market equity program described in the liquidity and capital resources section of this report below. This loss also included an $80,000 fee to extend the November 2014 convertible notes from June 1, 2016 to July 1, 2017. The $80,000 amount was not a cash payment but rather was added to the principal of the notes.

Loss on Warrant Repricing

On June 27, 2016, we and certain investors (the “Unit Investors”) entered into Consent and Waiver and Amendment agreements (the “CWAs”), relating to an aggregate of 264,000 Warrants to Purchase Common Stock (the “Unit Warrants”) we had issued to the Unit Investors on December 2, 2014 pursuant to a Securities Purchase Agreement dated November 26, 2014 (the “2014 SPA”). In the CWAs, each of the Unit Investors provided its consent under certain restrictive provisions, and waived certain rights, including a right to participate in certain offerings made by us, under the 2014 SPA in order to facilitate the at-the-market equity program described in the notes to the Financial Statements. Pursuant to the CWAs, we reduced the Exercise Price (as defined in the Unit Warrants) from $15.00 per share of common stock to $5.00 per share of common stock.

On June 27, 2016, each of the Unit Investors also entered into a Consent and Waiver providing its consent under certain provisions, and waiving certain rights, including a right to participate in certain offerings made by us, under the 2015 SPA in order to facilitate the at-the market equity program described in the notes to the Financial Statements.

We measured the change in fair value that arose from the reduction in exercise price from $15.00 to $5.00 and recorded a charge of $345,841 to our other expense to reflect this change.

Interest Expense

Interest expense was $78,743 for the six months ended September 30, 2016 compared to $253,933 in the corresponding prior period, a decrease of $175,190. The various components of our interest expense are shown in the following table:

	Six Months Ended	Six Months Ended
	9/30/16	9/30/15	Change
Interest Expense	$32,104	$28,216	$3,888
Amortization of Deferred Financing Costs	27,641	39,441	(11,800)
Amortization of Note Discounts	18,998	186,276	(167,278)
Total Interest Expense	$78,743	$253,933	$(175,190)

As noted in the above table, the most significant factor in the $175,190 decrease in interest expense was the $167,278 decrease in the amortization of note discounts, which related to the amortization against the discount on the convertible notes that we issued in November 2014. Other smaller factors in the change in our total interest were an $11,800 decrease in the amortization of deferred financing costs and a $3,888 increase in our contractual interest expense.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss before noncontrolling interests increased from approximately $2,468,000 in the six month period ended September 30, 2015 to approximately $4,400,000 for the six month period ended September 30, 2016.

Basic and diluted loss attributable to common stockholders were ($0.57) for the six month period ended September 30, 2016 compared to ($0.34) for the period ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2016, we had a cash balance of $556,352 and negative working capital of $267,681. This compares to a cash balance of $2,123,737 and working capital of $1,849,891 at March 31, 2016. The primary reason that we had negative working capital at September 30, 2016 was the presentation of $605,815 in convertible notes as a current liability rather than as a long term liability as we did at March 31, 2016 since those notes have an expiration date of July 1, 2017, which is less than one year from the September 30, 2016 balance sheet date.

Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern. In addition, we will need to raise capital to complete the approved human clinical trial in the U.S. We anticipate the primary source of this additional financing will be from proceeds of our at-the-market offering program.

We raised $5,591,988 in net proceeds from a financing in June 2015. That amount, coupled with previously existing funds on hand and revenues from our government contracts, has financed our operations through the second quarter of the fiscal year ending March 31, 2017. However, we will require significant additional financing to complete the current and expected additional future clinical trials in the U.S., as well as fund all of our continued research and development activities for the Hemopurifier and products on our Aethlon ADAPT platform through the twelve month period ending June 30, 2017. In addition, as we expand our activities, our overhead costs to support personnel, laboratory materials and infrastructure will increase. Should the financing we require to sustain our working capital needs be unavailable to us on reasonable terms, if at all, when we require it, we may be unable to support our research and U.S. Food and Drug Administration, or FDA, clearance activities including our planned clinical trials. The failure to implement our research and clearance activities would have a material adverse effect on our ability to commercialize our products.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at September 30, 2016 had limited working capital and an accumulated deficit of approximately $90,887,000. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the twelve month period ending September 30, 2017 through debt and/or equity financing arrangements as well as through revenues and related cash receipts under our government contracts.

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

In July 2016, we commenced sales of common stock under our Common Stock Sales Agreement with H.C. Wainwright. We raised $266,612 under that sales agreement during the three months ended September 30, 2016 (after deducting $8,348 in commissions to H.C. Wainwright and $3,319 in other offering expenses) through the sale of 50,163 shares at an average price of $5.31 per share of net proceeds. Subsequent to September 30, 2016, we continued selling common stock under our Common Stock Sales Agreement with H.C. Wainwright (see Note 6). Between the period of October 1, 2016 through November 8, 2016, we raised net proceeds of $61,265 (after deducting $1,919 in commissions to H.C. Wainwright and $799 in other offering expenses) utilizing the sales agreement through the sale of 13,261 shares at an average price of $4.62 per share of net proceeds.

In October 2016, we collected $193,719 from DARPA. That amount had been invoiced to DARPA for the achievement of a milestone in September 2016 and was classified as an account receivable as of September 30, 2016.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the six months ended
	September 30, 2016	September 30, 2015
Cash (used in) provided by:
Operating activities	$(1,763)	$(2,238)
Investing activities	(3)	–
Financing activities	199	5,592
Net (decrease) increase in cash	$(1,567)	$3,354

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $1,763,000 in the six months ended September 30, 2016 compared to $2,238,000 in the six months ended September 30, 2015, a decrease of $475,000.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $3,000 of cash to purchase office equipment and fixtures in the six months ended September 30, 2016. There were no investing activities in the six months ended September 30, 2015.

NET CASH FROM FINANCING ACTIVITIES. In the six months ended September 30, 2015 we raised approximately $5,592,000 through the sale of common stock. We raised approximately $267,000 through the sale of common stock in the six months ended September 30, 2016, which was partially offset by approximately $67,000 in cash paid for tax withholding on vested rights, for total cash from financing activities of approximately $199,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2016 and subsequent thereto through the date of filing this report, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers are “accredited investors” for the purpose of Rule 501 promulgated under the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act or Regulation D promulgated by the Commission under the Securities Act.

On July 26, 2016, we issued an aggregate of 2,660 shares of common stock to three investors upon the exercise of previously issued warrants. The warrants were exercised on a cashless or “net” basis. Accordingly, we did not receive any proceeds from such exercises. The cashless exercise of such warrants resulted in the cancellation of previously issued warrants to purchase an aggregate of 19,563 shares of common stock.

On August 12, 2016, we issued 6,464 shares of common stock to the holder of a convertible note in exchange for the partial conversion of principal and interest in the aggregate amount of $32,321 at a conversion price of $5.00 per share.

On September 1, 2016, we issued an aggregate of 27,122 shares of common stock to our three outside directors in settlement of an aggregate of 27, 122 restricted stock units, or RSUs, previously granted to them, which RSUs vested on August 9, 2016. On September 30, 2016, we issued an aggregate of 3,010 shares of common stock to our three outside directors in settlement of an aggregate of 3,010 RSUs previously granted to them, which RSUs vested on September 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have no disclosure applicable to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc., as amended (2)

10.1	DARPA Contract dated September 30, 2011*

10.2	2012 Non-Employee Directors Compensation Program, as amended August 9, 2016 (3)

10.3	Stock Unit Agreement by and between Aethlon Medical, Inc. and James A. Joyce dated August 29, 2016*

10.4	Stock Unit Agreement by and between Aethlon Medical, Inc. and Rodney S. Kenley dated August 29, 2016*

10.5	Stock Unit Agreement by and between Aethlon Medical, Inc. and James B. Frakes dated August 29, 2016*

10.6	Stock Unit Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry, Jr. dated August 29, 2016*

10.7	Stock Unit Agreement by and between Aethlon Medical, Inc. and Edward G. Broenniman dated August 29, 2016*

10.8	Stock Unit Agreement by and between Aethlon Medical, Inc. and Chetan S. Shah, MD dated August 29, 2016*

10.9	Fourth Amendment to Standard Industrial Net Lease by and between AGP Sorrento Business Complex, L.P. and Aethlon Medical, Inc. dated October 5, 2016*

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files*

	101.INS	XBRL Instance Document

	101.SCH	XBRL Schema Document

	101.CAL	XBRL Calculation Linkbase Document

	101.DEF	XBRL Definition Linkbase Document

	101.LAB	XBRL Label Linkbase Document

	101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

(1)	Filed with the Company’s Registration Statement on Form S-3 (File No. 333-211151) filed on May 5, 2016 and incorporated by reference.

(2)	Filed with the Company’s Annual Report on Form 10-K filed on June 26, 2015 for the year ended March 31, 2015 and incorporated by reference.

(3)	Filed with the Company’s Current Report on Form 8-K filed on August 10, 2016 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: November 10, 2016	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

