Form 10-Q
period 2016-12-31
AETHLON MEDICAL INC
filed 2017-02-10
CIK 882291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 10, 2017, the registrant had outstanding 7,961,923 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	March 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$628,615	$2,123,737
Accounts receivable	–	199,471
Prepaid expenses and other current assets	32,440	53,294
Total current assets	661,055	2,376,502

Property and equipment, net	19,508	36,038
Patents and patents pending, net	87,287	94,161
Deposits	21,747	22,415
Total assets	$789,597	$2,529,116

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	$292,208	$244,804
Due to related parties	58,362	145,112
Other current liabilities	23,546	136,695
Total current liabilities	374,116	526,611

Convertible notes payable, net	414,398	500,139

Total liabilities	788,514	1,026,750

Commitments and Contingencies (Note 13)

Equity
Aethlon Medical, Inc. Stockholders’ Equity
Common stock, par value $0.001 per share; 30,000,000 shares authorized as of December 31, 2016 and March 31, 2016; 7,783,815 and 7,622,393 shares issued and outstanding as of December 31, 2016 and March 31, 2016, respectively	7,783	7,621
Additional paid-in capital	92,159,118	88,047,142
Accumulated deficit	(92,092,376)	(86,502,043)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	74,525	1,552,720

Noncontrolling interests	(73,442)	(50,354)

Total equity	1,083	1,502,366

Total liabilities and equity	$789,597	$2,529,116

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended December 31, 2016 and 2015

(Unaudited)

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015	Nine Months Ended December 31, 2016	Nine Months Ended December 31, 2015

REVENUES

Government contract revenue	$–	$301,033	$392,073	$681,907

OPERATING EXPENSES

Professional fees	416,866	387,820	1,495,597	1,315,253
Payroll and related expenses	635,698	614,731	2,793,888	1,670,809
General and administrative	182,982	382,612	696,662	994,305
Total operating expenses	1,235,546	1,385,163	4,986,147	3,980,367
OPERATING LOSS	(1,235,546)	(1,084,130)	(4,594,074)	(3,298,460)

OTHER (INCOME) EXPENSE
Interest and other debt expenses	36,565	148,904	115,308	402,837
(Gain)/loss on debt extinguishment	(58,691)	–	558,198	–
Warrant repricing expense	–	–	345,841	–
Total other (income)/expense	(22,126)	148,904	1,019,347	402,837

NET LOSS BEFORE NONCONTROLLING INTERESTS	(1,213,420)	(1,233,034)	(5,613,421)	(3,701,297)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(7,689)	(15,866)	(23,088)	(76,489)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,205,731)	$(1,217,168)	$(5,590,333)	$(3,624,808)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.15)	$(0.16)	$(0.72)	$(0.50)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	7,927,031	7,616,619	7,768,682	7,318,019

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2016 and 2015

(Unaudited)

	Nine Months Ended December 31, 2016	Nine Months Ended December 31, 2015
Cash flows from operating activities:
Net loss	$(5,613,421)	$(3,701,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,365	28,587
Stock based compensation	1,880,150	152,133
Warrant repricing expense	345,841	–
Loss on debt extinguishment	558,198	–
Amortization of debt discount and deferred financing costs	65,637	360,636
Changes in operating assets and liabilities:
Accounts receivable	199,471	191,673
Prepaid expenses and other current assets	21,522	(109,149)
Accounts payable and other current liabilities	51,053	(133,730)
Due to related parties	(86,750)	9,000
Net cash used in operating activities	(2,551,934)	(3,202,147)

Cash flows from investing activities:
Purchases of property and equipment	(2,961)	(9,307)
Net cash used in investing activities	(2,961)	(9,307)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	554,306	5,606,755
Proceeds from the issuance of convertible notes payable, net	577,460	–
Cash paid for repurchase of restricted stock units	(71,993)	–
Net cash provided by financing activities	1,059,773	5,606,755

Net (decrease) increase in cash	(1,495,122)	2,395,301

Cash at beginning of period	2,123,737	855,596

Cash at end of period	$628,615	$3,250,897

Supplemental disclosures of non-cash investing and financing activities:

Convertible note payable and accrued interest converted to common stock	$61,766	$–

Debt discount on convertible notes payable	$863,868	$–

Issuance of shares under vested restricted stock units	$33	$–

Reclassification of accrued interest to convertible notes payable	$85,031	$–

Cashless exercise of warrants	$3	$5

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2016

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

ORGANIZATION

Aethlon Medical, Inc. and subsidiary ("Aethlon", the "Company", "we" or "us") is a medical device company focused on creating innovative devices that address unmet medical needs in cancer, infectious disease and other life-threatening conditions. At the core of our developments is the Aethlon ADAPT™ (Adaptive Dialysis-Like Affinity Platform Technology) system, a medical device platform that converges single or multiple affinity drug agents with advanced plasma membrane technology to create therapeutic filtration devices that selectively remove harmful particles from the entire circulatory system without loss of essential blood components. On June 25, 2013, the United States Food and Drug Administration (FDA) approved an Investigational Device Exemption (IDE) that allows us to initiate human feasibility studies of the Aethlon Hemopurifier® in the U.S. Under the feasibility study protocol, we are in the process of enrolling and treating ten end-stage renal disease patients who are infected with the Hepatitis C virus (HCV) to demonstrate the safety of Hemopurifier therapy. Successful completion of this study will allow us the opportunity to initiate pivotal studies that are required for market clearance to treat HCV and other disease conditions in the U.S.

The regulatory agencies of certain foreign countries where we intend to sell this device will also require successful outcomes of human trials. Some of our patents may expire before we obtain FDA approval or approval in a foreign country, if any. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier(R) treatment technology.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended December 31, 2016, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2016, included in the Company's Annual Report on Form 10-K filed with the SEC on June 29, 2016. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated balance sheet of the Company at December 31, 2016, the condensed consolidated statements of operations for the three and nine months ended December 31, 2016, and the condensed consolidated statement of cash flows for the nine months ended December 31, 2016. Estimates were made relating to useful lives of fixed assets, valuation allowances, the fair value of warrants, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current presentation. Such reclassifications did not affect net loss, equity or cash flows. The accompanying condensed consolidated balance sheet at March 31, 2016 has been derived from the audited consolidated balance sheet at March 31, 2016, contained in the above referenced 10-K. The results of operations for the three and nine months ended December 31, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

On April 14, 2015, we completed a 1-for-50 reverse stock split. Accordingly, authorized common stock was reduced from 500,000,000 shares to 10,000,000 shares, and each 50 shares of outstanding common stock held by stockholders were combined into one share of common stock. The accompanying condensed consolidated financial statements and these notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2015. All share and per share amounts have been revised accordingly.

On March 31, 2016, we filed a Certificate of Amendment to our Articles of Incorporation to increase our authorized common stock from 10,000,000 to 30,000,000 shares. Our stockholders approved the amendment at our annual meeting of stockholders held on March 29, 2016.

LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at December 31, 2016 had limited working capital and an accumulated deficit of approximately $92,092,000. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund future operations, working capital and other cash requirements for the twelve month period subsequent to December 31, 2016 through additional debt and/or equity financing arrangements.

We are currently addressing our liquidity issue by seeking additional investment capital through issuances of common stock under our existing S-3 registration statement and by applying for grants issued by government agencies in the United States. We believe that our cash on hand and funds expected to be received from additional debt and equity financing arrangements will be sufficient to meet our liquidity needs for the twelve month period ending December 31, 2017. However, no assurance can be given that we will receive any funds in addition to the funds we have received to date (see Note 14).

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

2. LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of computation. The weighted average number of common shares outstanding for the three and nine months ended December 31, 2016 includes 184,500 vested restricted stock units. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued, if such additional common shares were dilutive. Since we had net losses for all periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded as their effect would be antidilutive.

As of December 31, 2016 and 2015, a total of 3,810,642 and 2,764,894 potential common shares, consisting of shares underlying outstanding stock options, warrants, unvested restricted stock units and convertible notes payable were excluded as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three and nine month periods ended December 31, 2016 and 2015, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	December 31,	December 31,
	2016	2015
Three months ended	$178,440	$147,803
Nine months ended	$497,075	$576,191

4. SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

During the nine months ended December 31, 2016, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, the new accounting standard on imputation of interest, simplifying the presentation of debt issuance costs. As a result of the adoption of that pronouncement, our deferred financing costs at March 31, 2016 and December 31, 2016 were reclassified from current assets to an offset against our convertible notes.

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

5. CONVERTIBLE NOTES PAYABLE, NET

Convertible Notes Payable, Net consisted of the following at December 31, 2016:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable, Net – Non-Current Portion:
November 2014 10% Convertible Notes	$662,811	$(330,437)	$332,374	$4,603
December 2016 10% Convertible Notes	680,400	(598,376)	82,024	366
Total Convertible Notes Payable, Net	$1,343,211	$(928,813)	$414,398	$4,969

During the nine months ended December 31, 2016, we recorded interest expense of $47,730 related to the contractual interest rates of our convertible notes, interest expense of $27,641 related to the amortization of deferred financing costs and interest expense of $37,996 related to the amortization of the note discount for a total interest expense of $113,367 related to our convertible notes in the nine months ended December 31, 2016. All of the unamortized discount at December 31, 2016 related to the note discount established upon the second amendment to the November 2014 10% Convertible Notes and to the December 2016 10% Convertible Notes (see below).

Convertible Notes Payable, Net consisted of the following at March 31, 2016 (our most recent fiscal year end):

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable, Net– Non-Current Portion:
November 2014 10% Convertible Notes	$527,780	$(27,641)	$500,139	$74,036
Total Convertible Notes Payable, Net	$527,780	$(27,641)	$500,139	$74,036

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

The modification of the Notes was evaluated under FASB Accounting Standards Codification (“ASC”) Topic No. 470-50-40, “Debt Modification and Extinguishments”. Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. As a result, we recorded a loss on debt extinguishment of $536,889 and recognized an extension fee expense of $80,000, which are included in other (income) expenses in the accompanying condensed consolidated statements of operations. The debt extinguishment is comprised from the fair value of prior warrants issued in connection with the Notes of $287,676, as well as $325,206 related to beneficial conversion feature and offset by debt discount of $75,993. The beneficial conversion feature is a result of the effective conversion price of the new Notes being less than the market price of the underlying common stock on the date of modification.

Third Amendment and Extension of the November 2014 10% Convertible Notes

In connection with the issuance of the December 2016 10% Convertible Notes, the conversion price of the November 2014 10% Convertible Notes was reduced from $5.00 to $4.00 per share and the expiration date of the November 2014 10% Convertible Notes was extended from July 1, 2017 to July 1, 2018.

The modification of the Notes was evaluated under FASB Accounting Standards Codification (“ASC”) Topic No. 470-50-40, “Debt Modification and Extinguishments”. Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. As a result, we recorded a gain on debt extinguishment of $58,691, which is included in other (income) expenses in the accompanying condensed consolidated statements of operations. The recording of the modified Notes resulted in a beneficial conversion of $233,748 which is the result of the effective conversion price of the new Notes being less than the market price of the underlying common stock on the date of modification.

The following table shows the changes to the principal balance of the November 2014 10% Convertible Notes:

Activity in the November 2014 10% Convertible Notes
Initial principal balance	$527,780
Increase in principal balance under the second amendment (see above)	165,031
Conversions during the nine months ended December 31, 2016	(30,000)
Balance as of December 31, 2016	$662,811

DECEMBER 2016 10% CONVERTIBLE NOTES

In December 2016, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with two accredited investors (collectively, the “Holders”), pursuant to which the Holders purchased an aggregate of $680,400 principal amount of Notes (inclusive of due diligence fee of $30,000 deemed paid as a subscription amount in the form of a Note in the principal amount of $32,400) for an aggregate cash subscription amount of $600,000 and (b) warrants to purchase 127,575 shares of Common Stock (collectively, the “Warrants”).

The Notes bear interest at the rate of 10% per annum, and the principal amount and all accrued and unpaid interest thereon is convertible into shares of our common stock at a $4.00 per share conversion price, which is subject to customary adjustment provisions for stock splits, dividends, recapitalizations and the like. The Notes mature on July 1, 2018 and are subject to customary and usual terms for events of default and the like. Each Holder has contractually agreed to restrict its ability to convert its Note such that the number of shares of the Common Stock held by the Holder and its affiliates after such exercise does not exceed 4.99% of our then issued and outstanding shares of Common Stock.

The Warrants issued to the Holders are exercisable for a period of five years from the date of issuance at an exercise price of $4.50, subject to adjustment. A Holder may exercise a Warrant by paying the exercise price in cash or by exercising the Warrant on a cashless basis. In the event a Holder exercises a Warrant on a cashless basis, we will not receive any proceeds. The exercise price of the Warrants is subject to customary adjustments provision for stock splits, stock dividends, recapitalizations and the like. Each Holder has contractually agreed to restrict its ability to exercise its Warrant such that the number of shares of the Common Stock held by the Holder and its affiliates after such exercise does not exceed 4.99% of our then issued and outstanding shares of Common Stock.

The estimated relative fair value of Warrants issued in connection with the Notes was recorded as a debt discount and is being amortized as additional interest expense over the term of the underlying debt. We recorded debt discount of $232,718 based on the relative fair value of these Warrants. In addition, as the effective conversion price of the Notes was less than market price of the underlying common stock on the date of issuance, we recorded an additional debt discount of $262,718 related to the beneficial conversion feature. We also recorded deferred financing costs of $102,940, which was composed of an 8% original issue discount of $50,400, a $30,000 due diligence fee (which was paid in the form of a note), $22,500 in legal fees, and a $40 bank charge. The combination of the above items led to a combined discount against the convertible notes of $598,376.

6. EQUITY TRANSACTIONS IN THE NINE MONTHS ENDED DECEMBER 31, 2016

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

In July 2016, we commenced sales of common stock under our Common Stock Sales Agreement with H.C. Wainwright. In the nine months ended December 31, 2016, we raised aggregate net proceeds of $560,865 (net of $17,337 in commissions to H.C. Wainwright and $6,243 in other offering expenses) under this agreement through the sale of 113,268 shares at an average price of $4.95 per share of net proceeds.

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

Restricted Stock Unit Grants to Directors and Executive Officers

During the nine months ended December 31, 2016, 33,142 Restricted Stock Units (“RSUs”) held by our outside directors were exchanged into the same number of shares of our common stock (see Note 9).

Amendment of Warrants Issued in Conjunction with the November 2014 10% Convertible Notes

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

In accordance with applicable GAAP, we measured the change in fair value that arose from the reduction in exercise price and recognized an expense of $345,841, which is included in other (income) expenses in the accompanying condensed consolidated statements of operations.

Warrants Issued in Conjunction with the December 2016 10% Convertible Notes

On December 30, 2016, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with two accredited investors (collectively, the “Holders”), pursuant to which the Purchasers purchased an aggregate of $680,400 principal amount of Notes (inclusive of due diligence fee of $30,000 deemed paid as a subscription amount in the form of a Note in the principal amount of $32,400) for an aggregate cash subscription amount of $600,000 and (b) warrants to purchase 127,575 shares of Common Stock (collectively, the “Warrants”) (See Note 5).

The Warrants issued to the Holders are exercisable for a period of five years from the date of issuance at an exercise price of $4.50, subject to adjustment. A Holder may exercise a Warrant by paying the exercise price in cash or by exercising the Warrant on a cashless basis. In the event a Holder exercises a Warrant on a cashless basis, we will not receive any proceeds. The exercise price of the Warrants is subject to customary adjustments provision for stock splits, stock dividends, recapitalizations and the like. Each Holder has contractually agreed to restrict its ability to exercise its Warrant such that the number of shares of the Common Stock held by the Holder and its affiliates after such exercise does not exceed 4.99% of our then issued and outstanding shares of Common Stock.

The estimated relative fair value of Warrants issued in connection with the Notes was recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. We recorded debt discount of $232,718 based on the relative fair value of these Warrants.

7. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Historically, certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. There were no such related party transactions during the fiscal year ended March 31, 2016 except that we had accrued unpaid Board fees of $86,000 owed to our outside directors as of March 31, 2016. At December 31, 2016, we had unpaid Board fees of $28,250.

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	December 31,	March 31,
	2016	2016
Accrued interest	$4,969	$74,038
Other accrued liabilities	18,577	62,657
Total other current liabilities	$23,546	$136,695

9. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to Restricted Stock Units (“RSU”s) and options granted and the effect on basic and diluted loss per common share during the three and nine month periods ended December 31, 2016 and 2015:

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015	Nine Months Ended December 31, 2016	Nine Months Ended December 31, 2015
Vesting of stock options and restricted stock units	$306,159	$50,711	$1,880,150	$152,133
Total stock-based compensation expense	$306,159	$50,711	$1,880,150	$152,133

Weighted average number of common shares outstanding – basic and diluted	7,927,031	7,616,619	7,768,682	7,318,019

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.04)	$(0.01)	$(0.24)	$(0.02)

All of the stock-based compensation expense recorded during the nine months ended December 31, 2016 and 2015, which totaled $1,880,150 and $152,133, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the nine months ended December 31, 2016 was insignificant.

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

The consultant recommended beneficial ownership targets, which we previously disclosed in our Proxy Statement filed on February 23, 2016, in connection with our Annual Meeting of Stockholders held on March 29, 2016. In connection with the Annual Meeting, our stockholders approved our Amended 2010 Stock Incentive Plan, which included an increase in the number of shares available for grant under the plan in part to accommodate equity awards recommended by the Compensation Committee, and our stockholders approved our executive compensation as disclosed in the Proxy Statement pursuant to Item 402 paragraphs (m) through (q) of Regulation S-K as shown below:

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

The RSUs were granted under our Amended 2010 Stock Incentive Plan and we recorded expense of $1,790,064 in the nine months ended December 31, 2016 related to the RSU grants.

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

The RSU grants and the changes to the 2012 Program were approved and recommended by our Compensation Committee prior to approval by the Board.

RSUs outstanding that have vested and are expected to vest as of December 31, 2016 are as follows:

Number of RSUs
Vested	184,500
Expected to vest	557,604
Total	742,104

During the nine months ended December 31, 2016, 33,142 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As two of our three outside directors elected to return 40% of their RSU’s in exchange for cash in order to pay their withholding taxes on the share issuances, 12,051 of the RSUs were cancelled and we paid a total of $71,994 in cash to those two outside directors.

Stock Option Activity

There were no stock option grants during the nine months ended December 31, 2016 or December 31, 2015.

Options outstanding that have vested and are expected to vest as of December 31, 2016 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Vested	414,547	$11.24	4.55
Expected to vest	17,500	$5.00	6.75
Total	432,047

There was no stock option activity during the nine months ended December 31, 2016 other than the expiration of 6,500 stock options during the period.

On December 31, 2016, our stock options had no intrinsic value since the closing price on that date of $4.20 per share was below the weighted average exercise price of our stock options.

At December 31, 2016, there was approximately $3,203,208 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 2.62 years.

10. WARRANTS

During the nine months ended December 31, 2016, we issued warrants in connection with two financing arrangements. The first warrant issuance during the nine month period was the issuance of 30,000 warrants with an exercise price of $5.00 per share in June 2016. Those 30,000 warrants were issued in connection with the Amendment of November 2014 Investment Documents (see Note 6).

The second warrant issuance was the issuance of 127,575 warrants with an exercise price of $4.50 per share in December 2016. Those 127,575 warrants were issued in connection with the issuance of our December 2016 10% Convertible Notes (see Note 6).

A summary of warrant activity during the nine months ended December 31, 2016 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2016	2,164,094	$2.10 - $15.00	$6.68
Exercised	(2,660)	$6.25	$6.25
Issued	157,575	$4.60	$4.60
Cancelled/Expired	(43,163)	$6.25	$6.25
Warrants outstanding at December 31, 2016	2,275,846	$2.10 - $15.00	$5.27
Warrants exercisable at December 31, 2016	2,275,846	$2.10 - $15.00	$5.27

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models at, and during the nine months ended December 31, 2016:

Risk free interest rate	0.70% - 1.93%
Average expected life	3.5 years – 5 years
Expected volatility	91.5% -- 93.7%
Expected dividends	None

The expected volatility was based on the historic volatility. The expected life of options granted was based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

Based on the above assumptions, we valued the warrants issued during the nine months ended December 31, 2016 as follows:

•	The 30,000 warrants issued in June 2016 were valued at $111,900 and classified that fair value as equity.
•	The 127,575 warrants issued in December 2016 were valued at $380,174 and we classified $232,718 of that fair value as debt discount and the remainder as equity.

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

In the nine months ended December 31, 2016, we invoiced the U.S. Government for the final two milestones under our DARPA contract in the aggregate amount of $387,438.

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

The following tables set forth certain information regarding our segments:

	Nine Months Ended December 31,
	2016	2015
Revenues:
Aethlon	$392,073	$681,907
ESI	–	–
Total Revenues	$392,073	$681,907

Operating Losses:
Aethlon	$(4,478,631)	$(2,916,018)
ESI	(115,443)	(382,442)
Total Operating Loss	$(4,594,074)	$(3,298,460)

Net Losses:
Aethlon	$(5,497,978)	$(3,318,855)
ESI	(115,443)	(382,442)
Net Loss Before Non-Controlling Interests	$(5,613,421)	$(3,701,297)

Cash:
Aethlon	$625,531	$3,221,006
ESI	3,084	29,891
Total Cash	$628,615	$3,250,897

Total Assets:
Aethlon	$752,578	$3,514,098
ESI	37,019	78,765
Total Assets	$789,597	$3,592,863

Capital Expenditures:
Aethlon	$2,961	$9,307
ESI	–	–
Capital Expenditures	$2,961	$9,307

Depreciation and Amortization:
Aethlon	$16,322	$13,902
ESI	10,043	14,685
Total Depreciation and Amortization	$26,365	$28,587

Interest Expense:
Aethlon	$(115,308)	$(402,837)
ESI	–	–
Total Interest Expense	$(115,308)	$(402,837)

13. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

We currently rent approximately 2,600 square feet of executive office space at 9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123 at the rate of $6,054 per month on a four-year lease that expires in January 2019. We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $4,394 per month on a one-year lease that was extended to an expiration date of November 30, 2017.

ESI previously rented approximately 2,055 square feet of office and laboratory space at 11 Deer Park Drive, South Brunswick, NJ at the rate of $3,917 per month on a one-year lease that expired in October 2015. In October 2015, ESI relocated to a different suite at the same office complex. That new suite was comprised of approximately 541 square feet of office and laboratory space and is located at 9 Deer Park Drive, South Brunswick, NJ at the rate of $1,352 per month under a month to month lease basis. In January 2016, we exercised our 30-day notice to terminate the ESI lease in New Jersey as part of a consolidation of our laboratory operations in San Diego and the ESI lease was terminated effective February 29, 2016.

Rent expense, which is included in general and administrative expenses, approximated $114,000 and $113,000 for the nine month periods ended December 31, 2016 and 2015, respectively.

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

14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to December 31, 2016 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Subsequent to December 31, 2016, we continued selling common stock under our Common Stock Sales Agreement with H.C. Wainwright (see Note 6). Between the period of January 1, 2017 through February 10, 2017, we raised net proceeds of $256,226 (after deducting $7,967 in commissions to H.C. Wainwright and $1,463 in other offering expenses) utilizing the sales agreement through the sale of 64,395 shares at an average price of $3.98 per share of net proceeds.

In January 2017, 184,500 RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to return a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 70,787 of the RSUs were cancelled and we issued a net 113,713 shares to our executives.

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

On February 1, 2017, we received a written notification from the Nasdaq Stock Market LLC that we have not met the minimum of $35,000,000 in Market Value of Listed Securities (“MVLS”) for the last 30 consecutive business days (from December 15, 2016-January 31, 2017) as set forth in Listing Rule 5550(b)(2).

The notification does not result in the immediate delisting of our common stock, and our common stock will continue to trade on the Nasdaq Capital Market. We have been provided with a 180 calendar day period (by July 31, 2017) in which to gain compliance by closing with an MVLS of at least $35,000,000 for any 10 consecutive business days during that period, and this matter would then be automatically closed.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2015

Revenues

We recorded government contract revenue in the three months ended December 31, 2015. We had no revenue in the three months ended December 31, 2016. This revenue in the 2015 period arose from work performed under our government contract with the Defense Advanced Research Projects Agency, or DARPA, and our subcontract with Battelle Memorial Institute as follows:

	Three Months Ended 12/31/16	Three Months Ended 12/31/15	Change in Dollars
DARPA Contract	$–	$296,964	$(296,964)
Battelle Subcontract	–	4,069	(4,069)
Total Government Contract Revenue	$–	$301,033	$(301,033)

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

In the three months ended December 31, 2015, we invoiced the U.S. Government for the twenty-seventh milestone under our DARPA contract in the amount of $296,964 and received that payment on that milestone. During the three months ended December 31, 2016 we did not invoice DARPA for any milestones as we had completed the contract.

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2016 were $1,235,546 in comparison with $1,385,163 for the comparable quarter a year ago. This decrease of $149,617, or 10.8%, was due to a reduction in general and administrative expenses of $199,630, which was partially offset by increases in professional fees of $29,046 and in payroll and related expenses of $20,967.

The $199,630 decrease in general and administrative expenses was the result of decreases of $173,303 in our non-DARPA-related general and administrative expenses, of $16,512 in our DARPA-related general and administrative expenses and of $9,815 in our general and administrative expenses at ESI.

The $29,046 increase in our professional fees was primarily due to an increase in our non-DARPA-related professional fees of $48,637, which was partially offset by decreases in our DARPA-related professional fees of $17,175 and in our professional fees at ESI of $2,416. The $48,637 increase in our non-DARPA-related professional fees was primarily due to a $34,421 increase in our public relations fees, a $32,176 increase in scientific consulting fees, a $21,421 increase in business development expenses, and a $7,644 increase in our accounting fees, which were partially offset by a $41,323 decrease in investment relations fees and a $5,252 decrease in legal fees.

The $20,967 increase in payroll and related expenses was due to a $255,448 increase in stock-based compensation, which was partially offset by a $234,481 decrease in cash-based compensation. The increase in stock-based compensation was the result of the RSU grants to our officers and directors in August 2016.

Other (Income) Expense

Other (income) expense in the three months ended December 31, 2016 consisted of interest expense and a gain on debt extinguishment of $58,691 (See Note 5). Other (income) expense in the three months ended December 31, 2015 consisted of interest expense only. Interest expense was $36,565 for the three months ended December 31, 2016 compared to $148,887 in the corresponding prior period, a decrease of $112,322. The various components of our interest expense are shown in the following table:

	Three Months	Three Months
	12/31/16	12/31/15	Change
Interest Expense	$17,567	$13,968	$3,599
Amortization of Deferred Financing Costs	–	41,781	(41,781)
Amortization of Note Discounts	18,998	93,138	(74,140)
Total Interest Expense	$36,565	$148,887	$(112,322)

As noted in the above table, the most significant factor in the $112,322 decrease in interest expense was the $74,140 decrease in the amortization of note discounts, which related to the amortization against the discount on the convertible notes that we issued in November 2014. Other smaller factors in the change in our total interest were a $41,781 decrease in the amortization of deferred financing costs and a $3,599 increase in our contractual interest expense.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss before noncontrolling interests decreased from approximately $1,233,000 in the quarter ended December 31, 2015 to approximately $1,213,000 for the quarter ended December 31, 2016.

Basic and diluted loss attributable to common stockholders was ($0.15) for the three month period ended December 31, 2016 and ($0.16) for the three month period ended December 31, 2015.

NINE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2015

Revenues

We recorded government contract revenue in the nine months ended December 31, 2016 and 2015. This revenue arose from work performed under our government contract with the Defense Advanced Research Projects Agency, or DARPA, and our subcontract with Battelle Memorial Institute as follows:

	Nine Months Ended 12/31/16	Nine Months Ended 12/31/15	Change in Dollars
DARPA Contract	$387,438	$669,292	$(281,854)
Battelle Subcontract	4,635	12,615	(7,980)
Total Government Contract Revenue	$392,073	$681,907	$(289,834)

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

In the nine months ended December 31, 2016, we invoiced the U.S. Government for the final two milestones under our DARPA contract in the aggregate amount of $387,438. In the nine months ended December 31, 2015, we invoiced the U.S. Government for the twenty-fifth, twenty-sixth and twenty-seventh milestones under our DARPA contract in the amount of $372,328 and received payments on those invoices.

Operating Expenses

Consolidated operating expenses for the nine months ended December 31, 2016 were $4,986,147 in comparison with $3,980,367 for the comparable period a year ago. This increase of $1,005,780, or 25.3%, was due to increases in payroll and related expenses of $1,123,079 and in professional fees of $180,344, which were partially offset by a decrease in general and administrative expenses of $297,643.

The $1,123,079 increase in payroll and related expenses was primarily due to a $1,728,017 increase in stock-based compensation, which was partially offset by a $604,938 decrease in cash-based compensation. The increase in stock-based compensation was due to the RSU grants to our officers and directors in August 2016.

The $180,344 increase in our professional fees was primarily due to an increase in our non-DARPA-related professional fees of $250,751, which was partially offset by a reduction in our DARPA-related professional fees of $63,073 and in our professional fees at ESI of $7,334. The $250,751 increase in our non-DARPA-related professional fees was due to a $193,100 increase in scientific consulting fees, a $106,421 increase in business development expenses, and a $40,363 increase in our public relations fees, which were partially offset by a decreases of $32,265 in accounting fees and $25,205 in legal fees.

The $297,643 decrease in general and administrative expenses was primarily due to decreases of $276,523 in our non-DARPA-related general and administrative expenses and of $59,188 in the general and administrative expenses at ESI, which were partially offset by an increase of $38,068 in our DARPA-related general and administrative expenses.

Other (Income) Expense

Other (income) expense during the nine months ended December 31, 2016 and 2015 consisted primarily of losses on debt extinguishment, warrant repricing expense and interest expense. Other (income) expense for the nine months ended December 31, 2016 was other expense of $1,019,347 in comparison with other expense of $402,837 for the nine months ended December 31, 2015.

The following table breaks out the various components of our other expense for both periods:

	Nine Months Ended	Nine Months Ended
	12/31/16	12/31/15	Change
Loss on Debt Extinguishment	$558,198	$–	$558,198
Loss on Warrant Repricing	345,841	–	345,841
Interest Expense	115,308	402,837	(287,529)
Total Other Expense	$1,019,347	$402,837	$616,510

Loss on Debt Extinguishment

Our aggregate loss on debt extinguishment for the nine months ended December 31, 2016 arose from a $616,889 loss associated with the June 2016 amendments to our November 2014 convertible notes coupled with a gain on debt extinguishment of $58,691- see below.

June 2016 Amendments - This loss on debt extinguishment arose from the Amendments (the “Amendments”) to our November 2014 convertible notes The Amendments provided that the maturity date of the notes was extended from June 1, 2016 to July 1, 2017 and that the conversion price was reduced from $5.60 per share of common stock to $5.00 per share of common stock. In addition, we reduced the purchase price of warrants issued in connection with the notes from $8.40 per share to $5.00 per share. In connection with these modifications, each of the Investors signed a consent and waiver providing its consent under certain restrictive provisions, and waiving certain rights, including a right to participate in certain offerings made by us, under a securities purchase agreement dated June 23, 2015, (the “2015 SPA”) to which we, the Investors and certain other investors are parties, in order to facilitate an at-the-market equity program described in the liquidity and capital resources section of this report below. This loss also included an $80,000 fee to extend the November 2014 convertible notes from June 1, 2016 to July 1, 2017. The $80,000 amount was not a cash payment but rather was added to the principal of the notes.

December 2016 Financing - In connection with the issuance of the December 2016 10% Convertible Notes, the conversion price of the November 2014 10% Convertible Notes was reduced from $5.00 to $4.00 per share and the expiration date of the November 2014 10% Convertible Notes was extended from July 1, 2017 to July 1, 2018.

The modification of the Notes was evaluated under FASB Accounting Standards Codification (“ASC”) Topic No. 470-50-40, “Debt Modification and Extinguishments”. Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. As a result, we recorded a gain on debt extinguishment of $58,691, which is included in other (income) expenses in the accompanying condensed consolidated statements of operations. The recording of the modified Notes resulted in a beneficial conversion of $233,748 which is the result of the effective conversion price of the new Notes being less than the market price of the underlying common stock on the date of modification.

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

Interest Expense

Interest expense was $115,308 for the nine months ended December 31, 2016 compared to $402,837 in the corresponding prior period, a decrease of $287,529. The various components of our interest expense are shown in the following table:

	Nine Months Ended	Nine Months Ended
	12/31/16	12/31/15	Change
Interest Expense	$49,671	$42,201	$7,470
Amortization of Deferred Financing Costs	27,641	81,222	(53,581)
Amortization of Note Discounts	37,996	279,414	(241,418)
Total Interest Expense	$115,308	$402,837	$(287,529)

As noted in the above table, the most significant factor in the $287,529 decrease in interest expense was the $241,418 decrease in the amortization of note discounts, which related to the amortization against the discount on the convertible notes that we issued in November 2014. Other smaller factors in the change in our total interest were a $53,581 decrease in the amortization of deferred financing costs and a $7,470 increase in our contractual interest expense.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss before noncontrolling interests increased from approximately $3,701,000 in the nine month period ended December 31, 2015 to approximately $5,613,000 for the nine month period ended December 31, 2016.

Basic and diluted loss attributable to common stockholders were ($0.72) for the nine month period ended December 31, 2016 compared to ($0.50) for the period ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2016, we had a cash balance of $628,615 and working capital of $286,939. This compares to a cash balance of $2,123,737 and working capital of $1,849,891 at March 31, 2016.

Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern. In addition, we will need to raise capital to complete the approved human clinical trial in the U.S. We anticipate the primary sources of this additional financing will be from proceeds of our at-the-market offering program, from registered direct equity placements off of our S-3 registration statement and from convertible debt financing.

We raised net proceeds of $577,460 from a convertible note financing in December 2016 and over the nine months ended December 31, 2016, we have raised net proceeds of $554,306 from our ATM financing facility.

We raised $5,591,988 in net proceeds from a financing in June 2015. That amount, coupled with previously existing funds on hand and revenues from our government contracts, has financed our operations through the second quarter of the fiscal year ending March 31, 2017. However, we will require significant additional financing to complete the current and expected additional future clinical trials in the U.S., as well as fund all of our continued research and development activities for the Hemopurifier and products on our Aethlon ADAPT platform through the twelve month period ending December 31, 2017. In addition, as we expand our activities, our overhead costs to support personnel, laboratory materials and infrastructure will increase. Should the financing we require to sustain our working capital needs be unavailable to us on reasonable terms, if at all, when we require it, we may be unable to support our research and U.S. Food and Drug Administration, or FDA, clearance activities including our planned clinical trials. The failure to implement our research and clearance activities would have a material adverse effect on our ability to commercialize our products.

Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, any continued delays in completing our clinical trials, competing technological and market developments, as well as our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at December 31, 2016 had limited working capital and an accumulated deficit of approximately $92,092,000. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the twelve month period ending December 31, 2017 through debt and/or equity financing arrangements.

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

In July 2016, we commenced sales of common stock under our Common Stock Sales Agreement with H.C. Wainwright. We raised $554,306 under that sales agreement through December 31, 2016 (after deducting $17,337 in commissions to H.C. Wainwright and $6,243 in other offering expenses) through the sale of 113,268 shares at an average price of $4.89 per share of net proceeds. Subsequent to December 31, 2016, we continued selling common stock under our Common Stock Sales Agreement with H.C. Wainwright (see Note 6). Between the period of January 1, 2017 through February 10, 2016, we raised net proceeds of $256,226 (after deducting $7,967 in commissions to H.C. Wainwright and $1,463 in other offering expenses) utilizing the sales agreement through the sale of 64,395 shares at an average price of $3.98 per share of net proceeds.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the nine months ended
	December 31, 2016	December 31, 2015
Cash (used in) provided by:
Operating activities	$(2,552)	$(3,202)
Investing activities	(3)	(9)
Financing activities	1,060	5,606
Net (decrease) increase in cash	$(1,495)	$2,395

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $2,552,000 in the nine months ended December 31, 2016 compared to $3,202,000 in the nine months ended December 31, 2015, a decrease of $650,000.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $3,000 of cash to purchase office equipment and fixtures in the nine months ended December 31, 2016 compared to approximately $9,000 in the nine months ended December 31, 2015.

NET CASH FROM FINANCING ACTIVITIES. In the nine months ended December 31, 2015 we raised approximately $5,606,000 through the sale of common stock. In the nine months ended December 31, 2016, we raised approximately $557,000 through the sale of convertible notes and approximately $554,000 through the sale of common stock, which was partially offset by approximately $72,000 in cash paid for tax withholding on vested rights, for total cash provided by financing activities of approximately $1,060,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2016 and subsequent thereto through the date of filing this report, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers are “accredited investors” for the purpose of Rule 501 promulgated under the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act or Regulation D promulgated by the Commission under the Securities Act.

In December 2016, we entered into a securities purchase agreement with two accredited investors (collectively, the “Holders”), pursuant to which the Holders purchased an aggregate of $680,400 principal amount of notes (inclusive of due diligence fee of $30,000 deemed paid as a subscription amount in the form of a note in the principal amount of $32,400) for an aggregate cash subscription amount of $600,000, convertible into our common stock at a price of $4.00 per share and (b) warrants to purchase 127,575 shares of common stock.

In December 31, 2016, we issued an aggregate of 3,010 shares of common stock to our three outside directors in settlement of an aggregate of 3,010 restricted stock units, or RSUs, previously granted to them, which RSUs vested on that same date of December 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have no disclosure applicable to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc., as amended (2)

10.1	Form of Securities Purchase Agreement*

10.2	Form of Note*

10.3	Form of Warrant*

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files*

	101.INS	XBRL Instance Document

	101.SCH	XBRL Schema Document

	101.CAL	XBRL Calculation Linkbase Document

	101.DEF	XBRL Definition Linkbase Document

	101.LAB	XBRL Label Linkbase Document

	101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

(1)	Filed with the Company’s Registration Statement on Form S-3 (File No. 333-211151) filed on May 5, 2016 and incorporated by reference.
(2)	Filed with the Company’s Annual Report on Form 10-K filed on June 26, 2015 for the year ended March 31, 2015 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: February 10, 2017	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

