Form 10-K
period 2017-03-31
AETHLON MEDICAL INC
filed 2017-06-28
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]  No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2016 was approximately $27 million, computed by reference to the closing sale price of the common stock of $5.02 per share on the Nasdaq Capital Market on September 30, 2016. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the common stock of the registrant outstanding as of June 28, 2017 was 8,869,571.

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

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview and Corporate History

We are a medical technology company focused on addressing unmet needs in global health and biodefense. The Aethlon Hemopurifier® is a clinical-stage therapeutic device designed for the single-use removal of life-threatening viruses from the circulatory system of infected individuals. We believe the Hemopurifier® can fulfill the broad-spectrum countermeasure objectives set forth by the U.S. Government to protect citizens from bioterror and pandemic threats. In human studies, the Hemopurifier® has been administered to HIV, Hepatitis-C and Ebola infected individuals. Additionally, the Hemopurifier® has also been validated to capture Zika virus, Lassa virus, MERS-CoV, Cytomegalovirus, Epstein-Barr virus, Herpes Simplex virus, Chikungunya virus, Dengue virus, West Nile virus, Smallpox related viruses, H1N1 Swine Flu virus, H5N1 Bird Flu virus, and the reconstructed Spanish flu virus of 1918. In several cases, these validations were conducted in collaboration with leading government or non-government research institutes. In the United States, we are focused on the clinical advancement of the Hemopurifier® through FDA cleared clinical studies. We recently concluded an FDA approved feasibility study to demonstrate safety of our device in health compromised individuals infected with a viral pathogen. We are also the majority owner of Exosome Sciences, Inc. (ESI), a company focused on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases. Included among ESI’s endeavors is the advancement of a TauSome™ biomarker candidate to diagnose Chronic Traumatic Encephalopathy (CTE) in the living. ESI previously documented that TauSome levels in former NFL players to be 9x higher than same age-group control subjects.

We (Aethlon Medical, Inc.) were formed on March 10, 1999. Our executive offices are located at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123. Our telephone number is (858) 459-7800. All references to “us” or “we” are references to Aethlon Medical, Inc., combined with its majority-owned subsidiary, Exosome Sciences, Inc.

Target Market and Strategy

Our primary therapeutic business segment is directed toward commercializing our Hemopurifier® to address a significant unmet need in global health; the broad-spectrum treatment of infectious viruses that are not addressed with an approved antiviral drug agent. Of the approximate 300 viruses known to be infectious to man, only 9 are addressed with approved antiviral drugs. We also believe our device can serve as a first-line countermeasure against newly emerging viruses or those that have been genetically engineered to be agents of bioterrorism. We are not aware of an antiviral drug strategy to combat such threats. We have also demonstrated that our Hemopurifier® can combine to improve the benefit of an antiviral drug regimen.

In oncology indications, we have been exploring the ability of the Hemopurifier® to capture tumor-derived exosomes, which promote cancer progression and seed the spread of metastasis.

The second facet of our business is conducted through ESI, which is our diagnostic business segment that is advancing the validation of exosomal biomarkers to diagnose and monitor life-threatening disease conditions that may be current or future therapeutic targets of Aethlon Medical.

We also pursue grants or contracts with the U.S. Government. We recently completed two Department of Defense (DOD) contracts with the Defense Advanced Research Projects Agency (DARPA) that involved the advancement of a device to treat sepsis. In these programs, we competed 29 of 29 milestone tasks, which resulted in the generation of approximately $5,936,000 in revenue from our primary contract with DARPA over the period October 1, 2011 through September 30, 2016. While both of those contracts are now complete, we intend to conduct further government contract business in the future.

The Mechanism of the Hemopurifier

The Hemopurifier is an extracorporeal (situated or occurring outside the body) device designed for the single-use removal of viral pathogens from the circulatory system of infected individuals. Hemopurifier therapy is delivered through the established infrastructure of continuous renal replacement therapy (CRRT) and dialysis instruments located in hospitals and clinics worldwide. Traditional extracorporeal techniques, including dialysis and plasmapheresis, indiscriminately eliminate circulating disease targets by molecule size, which can also result in the elimination of blood components required for health.

However, the Hemopurifier is an interactive technology as it incorporates an affinity lectin that binds to the glycan shield that cloaks infectious viruses from the surveillance of the immune system thus having a specificity to capture viruses, while essential blood components are returned back to the patient. The resulting mechanism has been demonstrated capture a broad-spectrum of different strains, species and families of viruses.

The Hemopurifier - U.S. Clinical Trials

On March 13, 2017, we disclosed that we concluded an FDA-approved feasibility study of Hemopurifier therapy, which demonstrated safety of our device in health compromised individuals infected with a viral pathogen as a model to advance our device as a broad-spectrum countermeasure against infectious viral pathogens. More specifically, the feasibility study was conducted on Hepatitis C virus (HCV) infected dialysis patients at DaVita MedCenter Dialysis in Houston, Texas. The principal investigator of the study was Dr. Ronald Ralph. We reported that there were no device-related adverse events in enrolled subjects who met the study inclusion-exclusion criteria. We also reported that an average capture of 154 million HCV viruses (in International Units, I.U.) within the Hemopurifier® during 4-hour treatments.

We now plan to submit an Expedited Access Pathway (EAP) program submission to the FDA, which will include a request for a “Breakthrough Technology” designation, which was established under the 21st Century Cures Act signed into law in 2016. If our application is accepted, we believe the regulatory advancement of our device with the FDA will be accelerated.

Additionally, we are advancing the Hemopurifier® to fulfill the broad-spectrum treatment objectives of the 2016 Public Health Emergency Medical Countermeasure Enterprise (PHEMCE), which defines the plan of the U.S. government to protect citizens against bioterror and pandemic threats. Based on preclinical and clinical studies, we believe the Hemopurifier® is the most advanced broad-spectrum treatment countermeasure. Our goal would be for our device to be procured by the U.S. government for the strategic national stockpile.

The Hemopurifier – Human Studies Conducted Overseas

EBOLA Virus

Time Magazine named the Hemopurifier® to be a “Top 25 Invention” as the result of treating an ebola-infected physician at Frankfurt University Hospital in Germany. The physician was comatose with multiple organ failure at the time of treatment with the Hemopurifier®. At the American Society of Nephrology Annual Meeting, Dr. Helmut Geiger, Chief of Nephrology at Frankfurt University Hospital reported that the patient received a single 6.5 hour Hemopurifier® treatment. Prior to treatment, viral load was measured at 400,000 c/ml. Post-treatment viral load at reported to be 1,000 c/ml. Dr. Geiger also reported that 242 million copies of Ebola virus were measured to be captured within the Hemopurifier® during treatment. The patient made a full recovery.

Hepatitis C Virus

Previously, we also conducted Hepatitis C virus treatment studies at the Apollo Hospital, Fortis Hospital, and most recently the Medanta Medicity Institute in India.

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

Hemopurifier - Human Immunodeficiency Virus; Single Proof Study

In addition to treating Ebola and Hepatitis C virus-infected individuals, we also conducted a single proof-of-principle treatment study related to the treatment of Human Immunodeficiency Virus. In the study, Hemopurifier therapy reduced viral load by 93% in a Human Immunodeficiency Virus (HIV) infected individual without the administration of antiviral drug therapy. The study protocol provided for 12 Hemopurifier treatments, each four hours in duration, which were administered over the course of one month.

Exosome Sciences, Inc. - Diagnostic Candidates

Through our majority-owned subsidiary Exosome, which is our diagnostic product-oriented business segment, we are developing exosome-based product candidates to diagnose and monitor neurological disorders and cancer. Since it began operations in 2013, Exosome researchers have disclosed that they have isolated brain-specific biomarkers associated with Alzheimer's Disease and Chronic Traumatic Encephalopathy (CTE).  Specific to CTE, Exosome is participating in a research collaboration with The Boston University CTE Center to study the correlation of a biomarker known as tausome with CTE. The initial results from that research collaboration were published in an article entitled “Preliminary Study of Plasma Exosomal Tau as a Potential Biomarker for Chronic Traumatic Encephalopathy” in the Journal of Alzheimer's Disease on April 12, 2016.

In January 2017, Exosome announced plans to initiate a clinical study involving retired NFL players and a data-supported biomarker candidate to detect and monitor CTE in living individuals.  CTE is a neurodegenerative disease that has often been found in American football players, boxers and other individuals with a history of repetitive head trauma. At present, CTE diagnosis is determined after death through an analysis of brain tissue.

The goal of the study is to establish a clinical collaboration with up to 200 former professional football players and clinical investigators at multiple U.S. locations. If fully enrolled, the study would be the largest to date in former NFL players, who are at a high risk of suffering from CTE.  The goal of the study will be to further validate a CTE biomarker candidate known as plasma exosomal tau, or a TauSome™.

Kendall Van Keuren-Jensen, Ph.D., Co-Director of the Translational Genomics Research Institute's (TGen) Center for Noninvasive Diagnostics in Phoenix, will serve as principal investigator for the study. Dr. Van Keuren-Jensen is neurodegenerative disease thought leader whose research includes discovery and detection of biomarkers for central nervous system disorders.

U.S. Government Contract with the Defense Advanced Research Projects Agency

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

Originally, only the base year (year one of the contract) was effective for the parties; however, DARPA subsequently exercised its option on the remaining years of the contract. The milestones were comprised of planning, engineering and clinical targets, the achievement of which in some cases required the participation and contribution of third-party participants under the contract. We commenced work under the contract in October 2011 and completed the contract in September 2016.

In February 2014, DARPA reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction reduced the possible payments under the contract by $858,469 over years three through five.

In the fiscal year ended March 31, 2017, we invoiced the U.S. Government for the final two milestones under our DARPA contract in the aggregate amount of $387,438. In the fiscal year ended March 31, 2016, we invoiced the U.S. Government for four milestones under our DARPA contract in the amount of $863,011. As the DARPA contract was completed on September 30, 2016, we do not expect to record any future revenue related to that contract.

Subcontract with Battelle Memorial Institute

We entered into a subcontract agreement with Battelle in March 2013. Battelle was chosen by DARPA to be the prime contractor on the systems integration portion of the original DARPA contract, and we were one of several subcontractors on that systems integration project. The Battelle subcontract was under a time and materials basis, and we began generating revenues under the subcontract in the three months ended September 30, 2013. That contract has now concluded. The Battelle subcontract was our first cost-reimbursable contract.

Our revenue under this contract was a function of cost reimbursement plus an overhead mark-up for hours devoted to the project by specific employees (with specific hourly rates for those employees), for travel expenses related to the project, for any equipment purchased for the project and for the cost of any consultants hired by us to perform work on the project. Each payment required approval by the program manager at Battelle.

Research and Development Costs

A substantial portion of our operating budget is used for research and development activities. The cost of research and development, all of which has been charged to operations, amounted to approximately $673,000 and $782,000 in the fiscal years ended March 31, 2017 and 2016, respectively.

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

The following table lists all of our issued patents and patent applications, including their ownership status:

Patents Issued in the United States

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
9,364,601	Extracorporeal removal of microvesicular particles	6/14/16	Owned	10/2/29
8,288,172	Extracorporeal removal of microvesicular particles (exosomes) (method patent)	10/16/12	Owned	3/30/29
7,226,429	Method for removal of viruses from blood by lectin affinity hemodialysis	6/5/07	Owned	1/20/24
6,528,057	Method for removal of HIV and other viruses from blood	3/4/03	Licensed	8/30/19

Patent Applications Pending in the United States

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
15/121736	Brain specific exosome based diagnostics and extracorporeal therapies	8/25/16	Owned
62/370490	Multiplex cerebrospinal fluid processing system	8/03/16	Owned
14/856361	Device and method for purifying virally infected blood	9/16/15	Owned
14/790684	Affinity capture of circulating biomarkers	7/02/15	Owned
14/490418	Method for removal of viruses from blood by lectin affinity hemodialysis	9/18/14	Owned
14/185033	Extracorporeal removal of microvesicular particles	2/20/14	Owned
13/808561	Methods and compositions for quantifying exosomes	8/14/13	Owned

Foreign Patents

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
2353399	Method for removal of viruses from blood by lectin affinity hemodialysis (Russia)	4/27/09	Owned	1/20/24
770344	Method for removal of HIV and other viruses from blood (Australia)	6/3/04	Licensed	8/30/19
DE69929986	Method for removal of HIV and other viruses from blood (Germany)	2/22/06	Licensed	8/30/19
1109564	Method for removal of HIV and other viruses from blood (France)	2/22/06	Licensed	8/30/19
1109564	Method for removal of HIV and other viruses from blood (Great Britain)	2/22/06	Licensed	8/30/19
1109564	Method for removal of HIV and other viruses from blood (Italy)	2/22/06	Licensed	8/30/19
2342203	Method for removal of HIV and other viruses from blood (Canada)	3/1/11	Licensed	8/30/19
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Belgium)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Ireland)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Italy)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Great Britain)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (France)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Germany)	7/17/13	Owned	1/20/24
2516403	Method for removal of viruses from blood by lectin affinity hemodialysis (Canada)	8/12/14	Owned	1/20/24
2591359	Methods for quantifying exosomes (Germany)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (France)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (Great Britain)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (Spain)	3/01/17	Owned	7/07/31

Foreign Patent Applications

		FILING	OWNED OR
APPLICATION #	APPLICATION NAME	DATE	LICENSED
EP20070752778	Extracorporeal removal of microvesicular particles (exosomes) (Europe)	3/9/07	Owned
9104740.6	Extracorporeal removal of microvesicular particles (exosomes) (Hong Kong)	3/9/07	Owned
8139/DELNP/2008	Extracorporeal removal of microvesicular particles (exosomes) (India)	3/9/07	Owned
2644855	Extracorporeal removal of microvesicular particles (Canada)	3/9/07	Owned

2939652	Brain specific exosome based diagnostics and extracorporeal therapies (Canada)	8/12/06	Owned
15755141.7	Brain specific exosome based diagnostics and extracorporeal therapies (Europe)	9/12/16	Owned

International Patent Applications

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
PCT/US2016/062194	Exosomal tau as a biomarker for brain disorders	11/16/16	Owned
PCT/US2016/ 028482	Methods for delivering regional citrate anticoagulation during extracorporeal blood treatments	4/20/16	Owned

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

Licensing and Assignment Agreements

Effective January 1, 2000, we entered into an agreement with a related party under which an invention and related patent rights for a method of removing Human Immunodeficiency and other viruses from the blood using the Hemopurifier were assigned to us by the inventors in exchange for an 8.75% royalty to be paid on future net sales of the patented product or process and shares of our common stock. On March 4, 2003, the related patent (patent #6,528,057) was issued, and we issued 3,922 shares of unregistered common stock to that related party. The license runs for the life of the patent, which expires in August 2019.

On November 7, 2006, we entered into an exclusive assignment agreement with the London Health Science Center Research, Inc. under which an invention and related patent rights for a method to treat cancer were assigned to us. The invention provides for the "Extracorporeal removal of microvesicular particles" for which the U.S. Patent and Trademark Office allowed a patent (patent #8,288,172) in the U.S. as of October 2012. The agreement provides for an upfront payment of 800 shares of unregistered common stock and a 2% royalty on any future net sales. We are also responsible for paying certain patent application and filing costs. Under the assignment agreement, we own the patents outright for the life of the patent, which expires in March 2029. Under certain circumstances, ownership of the patents may revert to the London Health Science Center Research, Inc. if there is an uncured substantial breach of the assignment agreement.

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

Hemopurifier Investigational Device Exemption and Supplement

In 2013, the FDA approved our investigational device exemption to initiate human clinical studies in the U.S. as a feasibility study entitled “A Clinical Safety Study of the Aethlon Hemopurifier® in Chronic ESRD Patients With HCV Infection.” We were required to reach agreement with the internal review board of DaVita MedCenter Dialysis prior to beginning our U.S. clinical trial. We are also required to obtain patients' informed consent that complies with both FDA requirements and state and federal privacy regulations. We, the FDA or the internal review board at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may be equivocal or may otherwise not be sufficient to obtain approval of the product. The investigational device exemption is part of the FDA’s clearance process. This process is discussed in detail in the “Pre-Marketing Regulations in the U.S.” section below.

In December 2014, the FDA approved our request for a supplement to our investigational device exemption to establish a protocol to clinically investigate the use of the Hemopurifier for the treatment of Ebola-infected patients in the U.S. Under the supplement, we may treat up to 20 Ebola-infected persons, at no more than 10 institutions in the U.S., using the supplement protocol; however, this is not a clinical trial. We must clearly distinguish data collected in the supplement protocol from data collected in our chronic Hepatitis C virus clinical trial (discussed above). Prior to treating Ebola-infected patients, we must comply with specified patient protection procedures established by the applicable institution including its institutional review board. Also, we must report any unanticipated device-related adverse events resulting from the supplement protocol to the FDA within 10 working days. Even if the protocol is established, and patients are treated, the results of such treatments may not demonstrate the safety and efficacy of the device.

DaVita MedCenter Dialysis treated a total of eight patients per the protocol under our clinical trial and then notified us that it was unlikely that they would be able to locate additional HCV patients undergoing dialysis to treat as part of the trial. Therefore on April 11, 2017, we notified the FDA that we were concluding the trial with the eight patients treated. The FDA accepted that decision to terminate the trial with eight patients completed. We have six months to complete and submit the final report on the trial to the FDA.

Pre-Marketing Regulations in the U.S.

Unless an exemption applies, each medical device distributed commercially in the U.S. requires either prior 510(k) clearance or premarket approval, or PMA, from the FDA. The FDA classifies medical devices into one of three classes. Class I devices are subject to only general controls, such as establishment registration and device listing, labeling, medical device reporting, and prohibitions against adulteration and misbranding. Class II medical devices generally require prior 510(k) clearance before they may be commercially marketed in the U.S. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device, are placed in Class III, generally requiring submission of a PMA supported by clinical trial data. Our Hemopurifier is a Class III product and thus will require submission and approval of a PMA. In the future, we may develop new products that are considered to be Class II and require the clearance of a 510(k).

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

Manufacturing

Manufacturing of our Hemopurifier occurs in collaboration with a contract manufacturer based in San Diego, California that is compliant with the Good Manufacturing Practice regulations promulgated by the FDA.  Our contract manufacturer is registered with the FDA. We also have received an export license from the FDA that allows the export of our Hemopurifier for commercial purposes to India. To date, our manufacture of the Hemopurifier has been limited to quantities necessary to support our clinical studies.

Sources and Suppliers

We are not dependent on any specific vendors for the materials used in our Hemopurifier. The key raw materials in the Hemopurifier include the affinity lectin Galanthus nivalis agglutinin, pharmaceutical grade diatomaceous earth, plasmapheresis cartridges and certain chemical binding agents. The affinity lectin is available from several life science supply companies in the U.S. Diatomaceous earth is available from several life science supply companies in the U.S. To date, we have purchased plasmapheresis cartridges from one vendor in Europe however similar cartridges are commercially available from vendors on a worldwide basis should that European vendor cease to be available for any reason, including prohibitive pricing. The chemical binding agents are available from several life science supply companies on a worldwide basis. We typically purchase our raw materials on purchase order basis. Therefore, we remain subject to risks of supply shortages and price increases that potentially could materially adversely affect our financial condition and operating results if and when we begin large-scale manufacture of the Hemopurifier.

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

Employees

We have seven full-time employees consisting of our Chief Executive Officer, our President, our Chief Financial Officer, three research scientists and an executive assistant. We utilize, whenever appropriate, consultants in order to conserve cash and resources.

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

We have never been profitable. We have generated revenues during the fiscal years ended March 31, 2017 and March 31, 2016, in the amounts of $392,073, and $886,572, respectively, primarily from our contract with the Defense Advanced Research Projects Agency, or DARPA. However, our revenues continue to be insufficient to cover our cost of operations. Additionally, our contracts with DARPA have now ended, and we cannot be assured when, if at all, we will be able to enter into future government contracts. Future profitability, if any, will require the successful commercialization of our Hemopurifier technology, other products that may emerge from our potential diagnostic products or from additional government contract or grant income. We cannot assure you when or if we will be able to successfully commercialize one or more of our products, or if commercialization is successful, whether we will ever be profitable.

We have received an explanatory paragraph from our auditors regarding our ability to continue as a going concern.

Our independent registered public accounting firm noted in their report accompanying our financial statements for our fiscal year ended March 31, 2017 that our net loss and negative cash flows from operating activities during our fiscal year ended March 31, 2017 and our accumulated deficit as of March 31, 2017 raised substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements for the year ended March 31, 2017 describes management's plans to address these matters. We cannot assure you that our business plans will be successful in addressing these issues. This explanatory paragraph about our ability to continue as a going concern could affect our ability to obtain additional financing at favorable terms, if at all, as it may cause investors to lose faith in our long-term prospects. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment.

We will require additional financing to sustain our operations, and without it, we will not be able to continue operations.

We raised $2,759,355 in net proceeds from sales of common stock and $577,460 in net proceeds from convertible notes under our S-3 registration statement during the fiscal year ended March 31, 2017. However, we will require significant additional financing to finalize the current and expected additional future clinical trials in the U.S., as well as fund all of our continued research and development activities for the Hemopurifier and other future products through the remainder of the fiscal year ending March 31, 2018. In addition, as we expand our activities, our overhead costs to support personnel, laboratory materials and infrastructure will increase. Should the financing we require to sustain our working capital needs be unavailable to us on reasonable terms, if at all, when we require it, we may be unable to support our research and FDA clearance activities including our planned clinical trials. The failure to implement our research and clearance activities would have a material adverse effect on our ability to commercialize our products.

We will need to raise additional funds through debt or equity financings in the future to achieve our business objectives and to satisfy our cash obligations, which would dilute the ownership of our existing stockholders.

We will need to raise additional funds through debt and/or equity financings in order to complete our ultimate business objectives, including funding working capital to support development and regulatory clearance of our products. We also may choose to raise additional funds in debt or equity financings if they are available to us on reasonable terms to increase our working capital and to strengthen our financial position. Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing stockholders, which could be substantial. Also, new investors may require that we and certain of our stockholders enter into voting arrangements that give them additional voting control or representation on our Board of Directors.

Risks Related to Our Business Operations

We face intense competition in the medical device industry.

We compete with numerous U.S. and foreign companies in the medical device industry, and many of our competitors have greater financial, personnel, operational and research and development resources than we do. Our competitors are developing vaccine candidates, which could compete with the Hemopurifier medical device candidates we are developing. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases we target that:

•	are more effective;

•	have fewer or less severe adverse side effects;

•	are better tolerated;

•	are more adaptable to various modes of dosing;

•	are easier to administer; or

•	are less expensive than the products or product candidates we are developing.

Even if we are successful in developing the Hemopurifier and potential diagnostic products, and obtain FDA and other regulatory approvals necessary for commercializing them, our products may not compete effectively with other successful products. Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Our competitors may succeed in developing and marketing products that are either more effective than those that we may develop, alone or with our collaborators, or that are marketed before any products we develop are marketed. Our competitors include fully integrated pharmaceutical companies and biotechnology companies as well as universities and public and private research institutions. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in product development and in obtaining regulatory approvals, and greater marketing capabilities than we do. If our competitors develop more effective pharmaceutical treatments for infectious disease or cancer, or bring those treatments to market before we can commercialize the Hemopurifier for such uses, we may be unable to obtain any market traction for our products, or the diseases we seek to treat may be substantially addressed by competing treatments. If we are unable to successfully compete against larger companies in the pharmaceutical industry, we may never generate significant revenue or be profitable.

We have limited experience in identifying and working with large-scale contracts with medical device manufacturers; manufacture of our devices must comply with good manufacturing practices in the U.S.

To achieve the levels of production necessary to commercialize our Hemopurifier and other future products, we will need to secure large-scale manufacturing agreements with contract manufacturers which comply with good manufacturing practice standards and other standards prescribed by various federal, state and local regulatory agencies in the U.S. and any other country of use. We have limited experience coordinating and overseeing the manufacture of medical device products on a large-scale. We cannot assure you that manufacturing and control problems will not arise as we attempt to commercialize our products or that such manufacturing can be completed in a timely manner or at a commercially reasonable cost. In addition, we cannot assure you that we will be able to adequately finance the manufacture and distribution of our products on terms acceptable to us, if at all. If we cannot successfully oversee and finance the manufacture of our products when they have obtained regulatory clearances, we may never generate revenue from product sales and we may never be profitable.

Our Aethlon Hemopurifier technology may become obsolete.

Our Aethlon Hemopurifier products may be made unmarketable by new scientific or technological developments where new treatment modalities are introduced that are more efficacious and/or more economical than our products. The homeland security industry is growing rapidly with many competitors that are trying to develop products or vaccines to protect against infectious disease. Any one of our competitors could develop a more effective product which would render our technology obsolete. Further, our ability to achieve significant and sustained penetration of our key target markets will depend upon our success in developing or acquiring technologies developed by other companies, either independently, through joint ventures or through acquisitions. If we fail to develop or acquire, and manufacture and sell, products that satisfy our customers’ demands, or we fail to respond effectively to new product announcements by our competitors by quickly introducing competitive products, then market acceptance of our products could be reduced and our business could be adversely affected. We cannot assure you that our products will remain competitive with products based on new technologies.

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

Our success depends to a critical extent on the continued services of our Chief Executive Officer, James A. Joyce, and our President, Rodney S. Kenley. If one or both of these key executive officers were to leave us, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The unique knowledge and expertise of these individuals would be difficult to replace within the biotechnology field. We can give you no assurances that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to us. Although Mr. Joyce has signed an employment agreement providing for his continued service to us, that agreement will not preclude him from leaving us should we be unable to compete with offers for employment he may receive from other companies. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers. If either of our key officers were to leave us, it could make it impossible, if not cause substantial delays and costs, to implement our long-term business objectives and growth.

Our inability to attract and retain qualified personnel could impede our ability to achieve our business objectives.

We have seven full-time employees consisting of our Chief Executive Officer, our President, our Chief Financial Officer, three research scientists and an executive assistant. We utilize, whenever appropriate, consultants in order to conserve cash and resources.

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

We will need to significantly expand our operations to implement our longer-term business plan and growth strategies. We will also be required to manage multiple relationships with various strategic partners, technology licensors, customers, manufacturers and suppliers, consultants and other third parties. This expansion and these expanded relationships will require us to significantly improve or replace our existing managerial, operational and financial systems, procedures and controls; to improve the coordination between our various corporate functions; and to manage, train, motivate and maintain a growing employee base. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We cannot assure you that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions, or that we will be able to properly manage, train, motivate and retain our anticipated increased employee base. If we cannot manage our growth initiatives, we will be unable to commercialize our products on a large-scale in a timely manner, if at all, and our business could fail.

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

We generally rely on third-party consultants or other vendors to manage and implement the day-to-day conduct of our operations, including conducting clinical trials and manufacturing our current product candidates and any future product candidates that we may develop. Accordingly, we are and will continue to be dependent on the timeliness and effectiveness of their efforts. Our dependence on third parties includes key suppliers and third-party service providers supporting the development, manufacture and regulatory approval of our products as well as support for our information technology systems and other infrastructure. While our management team oversees these vendors, failure of any of these third parties to meet their contractual, regulatory and other obligations or the development of factors that materially disrupt the performance of these third parties could have a material adverse effect on our business. For example, all of the key oversight responsibilities for the development and manufacture of our lead product candidate are conducted by our management team but all activities are the responsibility of third-party vendors.

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

If we or our manufacturers or other third-party contractors fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to regulatory actions, which could affect our ability to develop, market and sell our current product candidates or any future product candidates under development successfully and could harm our reputation and lead to reduced or non-acceptance of our proposed product candidates by the market. Even technical recommendations or evidence by the FDA through letters, site visits, and overall recommendations to academia or biotechnology companies may make the manufacturing of a clinical product extremely labor intensive or expensive, making the product candidate no longer viable to manufacture in a cost-efficient manner. The mode of administration may make the product candidate not commercially viable. The required testing of the product candidate may make that candidate no longer commercially viable. The conduct of clinical trials may be critiqued by the FDA, or a clinical trial site’s Institutional Review Board or Institutional Biosafety Committee, which may delay or make impossible clinical testing of a product candidate. The Institutional Review Board for a clinical trial may stop a trial or deem a product candidate unsafe to continue testing. This may have a material adverse effect on the value of the product candidate and our business prospects.

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

Any research and development, pre-clinical testing and clinical trial activities involving any products that we are or may develop will be subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. In the future, we may conduct clinical trials to support approval of new products. Clinical studies must be conducted in compliance with FDA regulations or the FDA may take enforcement action. The data collected from these clinical studies may ultimately be used to support market clearance for these products. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.

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

In both the U.S. and international markets, the use of medical devices is dependent in part on the availability of reimbursement from third-party payors, such as government and private insurance plans. Healthcare providers that use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the medical procedures being performed or to compensate them for their patient care services. Should our products be approved for commercialization by the FDA, we cannot assure you that our future products will be considered cost-effective, that reimbursement will be available in other sites or in other countries, including the U.S., if approved, or that reimbursement will be sufficient to allow sales of our future products on a profitable basis. The coverage decisions of third-party payors will be significantly influenced by the assessment of our future products by health technology assessment bodies. Such assessments are outside our control and we cannot assure you that such evaluations will be conducted or that they will have a favorable outcome.

If approved for use in the U.S., we expect that any products that we develop will be purchased primarily by medical institutions, which will in turn bill various third-party payors for the health care services provided to patients at their facility. Payors may include the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program and works in partnership with state governments to administer Medicaid, other government programs and private insurance plans. The process involved in applying for coverage and incremental reimbursement from CMS is lengthy and expensive. Further, Medicare coverage is based on our ability to demonstrate the treatment is “reasonable and necessary” for Medicare beneficiaries. Even if products utilizing our Aethlon Hemopurifier technology receive FDA and other regulatory clearance or approval, they may not be granted coverage and reimbursement by any payor, including by CMS. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state and some state Medicaid programs may not pay adequate amounts for the procedure necessary to utilize products utilizing our technology system, or any payment at all. Moreover, many private payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies and amounts. If CMS or other agencies limit coverage or decrease or limit reimbursement payments for doctors and hospitals, this may affect coverage and reimbursement determinations by many private payors.

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

Once we market products, if this regulation is not repealed, we will be subject to this or any future excise tax on our sales of certain medical devices in the U.S. We anticipate that primarily all of our sales, once commenced, of medical devices in the U.S. will be subject to this 2.3% excise tax following December 31, 2017.

Risks Related to Our Intellectual Property and Related Litigation

We rely upon licenses and patent rights from third parties which are subject to termination or expiration.

We rely upon third-party licenses and ownership rights assigned from third parties for the development of specific uses for our Hemopurifier devices. For example, we are researching, developing and testing cancer-related applications for our devices under patents assigned from the London Health Science Center Research, Inc. Should any of our licenses be prematurely terminated for any reason, or if the patents and intellectual property assigned to us or owned by such entities that we have licensed should be challenged or defeated by third parties, our research efforts could be materially and adversely affected. We cannot assure you that any of our licenses or patents assigned to us will continue in force for as long as we require for our research, development and testing of cancer treatments. We cannot assure you that, should our licenses terminate, should the underlying patents and intellectual property be challenged or defeated, or should patents and intellectual property assigned to us be challenged or defeated, suitable replacements can be obtained or developed on terms acceptable to us, if at all. There is also the related risk that we may not be able to make the required payments under any patent license or assignment agreement, in which case we may lose to ability to use one or more of the licensed or assigned patents.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies incorporated in our products. We currently have four issued U.S. patents and seven pending U.S. patent applications. We also have eighteen issued foreign patents and have applied for eight additional international patents. Our issued patents begin to expire in 2019, with the last of these patents expiring in 2029, although terminal disclaimers, patent term extension or patent term adjustment can shorten or lengthen the patent term. We rely on a combination of patent protection, trade secret laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these may not adequately protect our rights or permit us to gain or keep any competitive advantage.

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

Because of the complex and difficult legal and factual questions that relate to patent positions in our industry, we cannot assure you that our products or technology will not be found to infringe upon the intellectual property or proprietary rights of others. Third parties may claim that our products or technology infringe on their patents, copyrights, trademarks or other proprietary rights and demand that we cease development or marketing of those products or technology or pay license fees. We may not be able to avoid costly patent infringement litigation, which will divert the attention of management away from the development of new products and the operation of our business. We cannot assure investors that we would prevail in any such litigation. If we are found to have infringed on a third-party’s intellectual property rights, we may be liable for money damages, encounter significant delays in bringing products to market or be precluded from manufacturing particular products or using particular technology.

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

Our business plan to utilize the Aethlon Hemopurifier technology is likely to continue to involve contracts with the U.S. Government. Such contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. Government to unilaterally:

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

We have never paid cash dividends on our common stock. We intend to retain our future earnings, if any, to fund operational and capital expenditure needs of our business, and do not anticipate paying any cash dividends in the foreseeable future. Furthermore, future financing instruments may do the same. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our common stockholders in the foreseeable future.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended March 31, 2017, the high and low closing sale prices of a share of our common stock were $7.70 and $3.19, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, trading in our common shares often has been thin. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to our limited operating history, limited amount of revenue, lack of profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology as a viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

On February 1, 2017, we received a written notification from the Nasdaq Stock Market LLC that we had not met the minimum of $35,000,000 in Market Value of Listed Securities (“MVLS”) for the last 30 consecutive business days (from December 15, 2016 - January 31, 2017) as set forth in Listing Rule 5550(b)(2). We were provided with a 180 calendar day period (by July 31, 2017) in which to gain compliance by closing with an MVLS of at least $35,000,000 for any 10 consecutive business days during that period, and this matter would then be automatically closed. There is no assurance that we will be able to meet this requirement or in the alternative meet the requirement for the Nasdaq Capital Market of $2.5 million in stockholders’ equity.

Franklyn S. Barry., Jr, formerly one of our directors as well as a member of our Audit Committee, for health reasons declined to stand for re-election at the Annual Meeting of Shareholders held on March 30, 2017. As a result, we have two independent directors and members of our Audit Committee and thus no longer comply with Nasdaq’s independent director and audit committee requirements as set forth in Listing Rule 5605. We received a notification letter from Nasdaq on April 3, 2017 regarding this noncompliance.

Under Listing Rules 5605(b)(1)(A) and 5605(c)(4), Nasdaq shall provide us with time to regain compliance either until the earlier of our next annual meeting or March 30, 2018; or if the next annual meeting is before September 26, 2017, until September 26, 2017.

In order to regain compliance, the Company must submit to Nasdaq documentation, including biographies of any new directors, evidencing compliance with the rules no later than the applicable date set forth above. We are currently evaluating new candidates to join our board of directors; however, if this does not occur within the time periods proscribed we could be delisted.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is listed on the NASDAQ Capital Market, we believe such securities will be covered securities. Although the states would be preempted from regulating the sale of our securities, in that event, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if our common stock is no longer listed on the NASDAQ Capital Market, our securities would not be covered securities, and we would be subject to regulation in each state in which we offer our securities.

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

Our directors and officers own or control approximately 10.6% of our outstanding common shares which may limit your ability to propose new management or influence the overall direction of the business; this concentration of control may also discourage potential takeovers that could otherwise provide a premium to you.

As of June 28, 2017, our officers and directors beneficially own or control approximately 10.6% of our outstanding common shares (assuming the exercise of all outstanding options, restricted stock units and warrants held by our officers and directors). These persons will have the ability to substantially influence all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

A large number of our common shares are issuable upon exercise of outstanding convertible securities which, if exercised or converted, would be dilutive to your holdings.

As of March 31, 2017, there are outstanding purchase options and warrants entitling the holders to purchase 3,036,142 common shares at a weighted average exercise price of $4.68 per share. This includes 26,105 warrants that are conditional upon the exercise of other warrants. As of March 31, 2017, there are 324,650 shares underlying promissory notes convertible into common stock at a weighted average exercise price of $4.00. Additionally, as of March 31, 2017, we had reserved 553,500 shares of common stock for issuance under our restricted stock unit program.

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

We are entitled under our Articles of Incorporation to issue up to 30,000,000 shares of common stock. We have reserved for issuance 3,908,292 shares of common stock for existing restricted stock units, options, warrants and convertible notes. As of March 31, 2017, we have issued and outstanding 8,797,086 shares of common stock. As a result, as of March 31, 2017 we had 17,294,622 common shares available for issuance to new investors or for use to satisfy indebtedness or pay service providers.

Our Board of Directors may generally issue shares of common stock, restricted stock units or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our Board of Directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional shares of common stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

Our issuance of additional shares of common stock in satisfaction of services, or to repay indebtedness, would be dilutive to your holdings.

Our Board of Directors may generally issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors that our Board of Directors may deem relevant at that time. For the past four fiscal years (ending March 31, 2017), we issued a total of 1,193,300 shares for debt to reduce our obligations. In the fiscal year ended March 31, 2017 we issued 33,091 shares of common stock at an average price discount of 13% weighted by the number of shares issued for debt in that period. We did not issue any shares as payment for services in the fiscal year ended March 31, 2016.

While we did not issue any shares as payment for services in the fiscal years ended March 31, 2017 and 2016, it is likely that we will issue additional securities to pay for services and to reduce debt in the future. We cannot give you any assurance that we will not issue additional shares of common stock at various discounts under circumstances we may deem appropriate at the time.

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

Provisions of Nevada anti-takeover law (NRS 78.378 et seq.) could have the effect of delaying or preventing a third-party from acquiring us, even if the acquisition arguably could benefit our stockholders. Various provisions of our by-laws may delay, defer or prevent a tender offer or takeover attempt of us that a stockholder might consider in his or her best interest. Our by-laws may be adopted, amended or repealed by the affirmative vote of the holders of at least a majority of our outstanding shares of capital stock entitled to vote for the election of directors, and except as provided by Nevada law, our Board of Directors shall have the power to adopt, amend or repeal the by-laws by a vote of not less than a majority of our directors. The interests of these stockholders and directors may not be consistent with your interests, and they may make changes to the by-laws that are not in line with your concerns.

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

None.

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

We also lease approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $4,168 per month on a one-year lease that expires in November 2017. We presently intend to renew this lease as we believe this leased facility will be satisfactory for our laboratory needs over the near term.

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

	CLOSING/BID PRICE
PERIOD	HIGH	LOW

Calendar 2017:
First Quarter	$4.75	$3.19

Calendar 2016:
Fourth Quarter	5.14	4.11
Third Quarter	7.70	4.77
Second Quarter	6.14	4.70
First Quarter	7.01	4.34

Calendar 2015:
Fourth Quarter	8.20	6.17
Third Quarter	11.38	6.58
Second Quarter	14.00	6.51
First Quarter	19.50	8.50

There were approximately 84 record holders of our common stock at June 28, 2017. The number of registered stockholders includes any beneficial owners of common shares held in street name.

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

Recent Sales of Unregistered Securities

We have sold or issued the following equity securities not registered under the Securities Act of 1933, or Securities Act, in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Regulation D of the Securities Act during the fiscal year ended March 31, 2017 and subsequent thereto through the date of filing this report. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

Aethlon Medical, Inc. Equity Transactions in the Fiscal Year Ended March 31, 2017.

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

In July 2016, we commenced sales of common stock under our Common Stock Sales Agreement with H.C. Wainwright. In the fiscal year ended March 31, 2017, we raised aggregate net proceeds of $955,206 (net of $29,831 in commissions to H.C. Wainwright and $9,432 in other offering expenses) under this agreement through the sale of 216,078 shares at an average price of $4.42 per share of net proceeds.

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

Restricted Stock Unit Grants to Directors and Executive Officers

During the fiscal year ended March 31, 2017, 149,864 Restricted Stock Units (“RSUs”) held by our outside directors and executive officers were exchanged into the same number of shares of our common stock (see Stock-Based Compensation below).

Amendment of Warrants Issued in Conjunction with the November 2014 10% Convertible Notes

Under the Second Amendment and Extension of the November 2014 10% Convertible Notes dated June 27, 2016 (See Note 4), we reduced the purchase price of 47,125 Warrants from $8.40 per share to $5.00 per share.

We also issued to the investors new warrants to purchase an aggregate of 30,000 shares of common stock with a purchase price of $5.00 per share of common stock. We issued the new warrants in substantially the same form as the prior Warrants, and the new warrants will expire on November 6, 2019, the same date on which the prior warrants will expire (See Note 4).

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

On June 27, 2016, each of the Unit Investors also entered into a Consent and Waiver providing its consent under certain provisions, and waiving certain rights, including a right to participate in certain offerings made by us, under the 2015 SPA in order to facilitate the at-the-market equity program described above.

In accordance with applicable generally accepted accounting principles in the United States of America (GAAP) for warrant modifications, we measured the change in fair value that arose from the reduction in exercise price and recognized an expense of $345,841, which is included in other (income) expenses in the accompanying condensed consolidated statements of operations.

Warrants Issued in Conjunction with the December 2016 10% Convertible Notes

On December 30, 2016, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with two accredited investors (collectively, the “Holders”), pursuant to which the Purchasers purchased an aggregate of $680,400 principal amount of Notes (inclusive of due diligence fee of $30,000 deemed paid as a subscription amount in the form of a Note in the principal amount of $32,400) for an aggregate cash subscription amount of $600,000 and (b) warrants to purchase 127,575 shares of Common Stock (collectively, the “Warrants”) (See Note 4).

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

March 2017 Registered Direct Offering

On March 22, 2017, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”) for the sale of 575,000 shares (the “Common Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $3.50 per share, in a registered direct offering. Concurrently with the sale of the Common Shares, pursuant to the Purchase Agreement, we also sold in a private placement warrants to purchase 575,000 shares of Common Stock (the “Warrants”). The aggregate gross proceeds for the sale of the Common Shares and Warrants will be approximately $2 million.  Subject to certain ownership limitations, the Warrants will be initially exercisable commencing six months from the issuance date at an exercise price equal to $3.95 per share of Common Stock, subject to adjustments as provided under the terms of the Warrants. The Warrants will be exercisable for five years from the initial exercise date.

The net proceeds to us from the transactions, after deducting the placement agent’s fees and expenses (not including the Wainwright Warrants, as defined below), our estimated offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants, were $1,804,250. We intend to use the net proceeds from the transactions for general corporate purposes.

The Common Shares (but not the Warrants or shares issuable upon exercise of the Warrant) were sold by us pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2016 and subsequently declared effective on May 12, 2016 (File No. 333-211151) (the “Registration Statement”), and the base prospectus dated as of May 12, 2016 contained therein. We filed a prospectus supplement and the accompanying prospectus with the SEC in connection with this sale of the Common Shares.

The purchase agreement also covered the exchange of 264,000 warrants issued to the purchasers thereunder in December 2014 for 198,000 shares of our common stock. Further, in exchange for certain waivers given by the purchasers and certain other investors in a private placement of the Company in June 2015, the warrants issued in such private placement were amended to (i) reduce the exercise price to $3.95 per share, (ii) make the warrants non-exercisable for a period of six months from the date of amendment, and (iii) extend the term of those warrants by six months.

The Warrants and the shares issuable upon exercise of the Warrants were sold and issued without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

We also entered into an engagement letter (the “Engagement Letter”) with Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (“Rodman”), pursuant to which Rodman agreed to serve as exclusive placement agent for the issuance and sale of the Common Shares and Warrants. We paid Rodman an aggregate fee equal to 6% of the gross proceeds received by us from the sale of the securities in the transactions. Pursuant to the Engagement Letter, we also agreed to grant to Rodman or its designees warrants to purchase up to 3% of the aggregate number of shares sold in the transaction (the “Rodman Warrants”). The Engagement Letter has a nine-month tail and right of first offer periods, indemnity and other customary provisions for transactions of this nature. The Rodman Warrants have substantially the same terms as the Warrants, except that the exercise price is 125% of $3.50. We also paid Rodman a reimbursement for non-accountable expenses in the amount of $50,000.

EQUITY COMPENSATION PLANS

SUMMARY EQUITY COMPENSATION PLAN DATA

Equity Compensation Plans

Summary equity compensation plan data

The following table sets forth information, as of March 31, 2017, about our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (3)(5)	787,296	$–	2,212,704

Equity compensation plans not approved by security holders (1)(3)(4)	432,047	$10.98	28,845

Totals	1,219,343	$10.98	2,241,549

_____________

(1) The description of the material terms of non-plan issuances of equity instruments is discussed in Note 5 to the accompanying consolidated financial statements.

(2) Net of equity instruments forfeited, exercised or expired.

(3) Includes restricted 787,296 restricted stock unit grants to our officers and directors in August 2016.

(4) On March 31, 2017 we had 2,241,549 shares available under our 2010 Stock Incentive Plan.

(5) 3,000,000 share increase to the 2010 Stock Incentive Plan approved by shareholders.

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

At March 31, 2017, all of the grants previously made under the 2000 Stock Option Plan had expired and 200 common shares had been issued under the plan, with 9,800 available for future issuance.

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

At March 31, 2017, we had 2,241,549 shares available under this plan.

2012 Directors Compensation Program

In July 2012, our Board of Directors approved a board compensation program that modified and superseded the 2005 Directors Compensation Program, which was previously in effect. Under the 2012 program, in which only non-employee directors may participate, an eligible director will receive a grant of $35,000 worth of ten-year options to acquire shares of common stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the common stock for the five trading days preceding the first day of the fiscal year. In addition, under this program, eligible directors will receive cash compensation equal to $500 for each committee meeting attended and $1,000 for each formal board meeting attended.

At March 31, 2017, we had issued 26,757 options under the 2005 program to outside directors and 79,309 options to employee-directors, 21,756 outside directors’ options had been forfeited, 5,000 outside directors’ options had been exercised, 79,309 employee-directors’ options had been forfeited and no options under the 2005 program remained outstanding. There were no issuances of stock options to our outside directors in the fiscal years ended March 31, 2016 and 2017.

On June 6, 2014, our Board of Directors approved certain changes to the 2012 program. Under this modified program, a new eligible director will receive an initial grant of $50,000 worth of options to acquire shares of common stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the common stock for the five trading days preceding the first day of the fiscal year. These options will have a term of ten years and will vest 1/3 upon grant and 1/3 upon each of the first two anniversaries of the date of grant. In addition, at the beginning of each fiscal year, each existing director eligible to participate in the modified 2012 program also will receive a grant of $35,000 worth of options valued at the exercise price based on the average of the closing bid prices of the common stock for the five trading days preceding the first day of the fiscal year. Such options will vest on the first anniversary of the date of grant. In lieu of per meeting fees, eligible directors will receive an annual board retainer fee of $30,000. The modified 2012 program also provides for the following annual retainer fees: Audit Committee Chair - $5,000, Compensation Committee chair - $5,000, Nominating Committee Chair - $5,000, Audit Committee member - $4,000, Compensation Committee member - $4,000, Nominating Committee member $4,000 and lead independent director - $15,000.

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

Stand-alone grants

From time to time our Board of Directors grants common stock or common share purchase options or warrants to selected directors, officers, employees and consultants as equity compensation to such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated. There were no stock option grants to either employees or directors during the fiscal years ended March 31, 2017 and March 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company, we are not required to furnish information under this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

Overview

We are a medical device company focused on creating innovative devices that address unmet medical needs in global health and biodefense. The Aethlon Hemopurifier® is a clinical-stage therapeutic device that eliminates life-threatening viruses from the circulatory system of infected individuals.

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

Fiscal Years Ended March 31, 2017 and 2016

Results of Operations

Revenues

We recorded government contract revenue in the fiscal years ended March 31, 2017 and 2016.  This revenue arose from work performed under our government contract with the Defense Advanced Research Projects Agency, or DARPA, and our subcontract with Battelle Memorial Institute, or Battelle (both of which are now completed), as follows:

	Fiscal Year Ended 3/31/17	Fiscal year Ended 3/31/16	Change in Dollars
DARPA contract	$387,438	$863,011	$(475,573)
Battelle subcontract	4,635	23,561	(18,926)
Total government contract revenue	$392,073	$886,572	$(494,499)

DARPA Contract

We entered into a contract with DARPA on September 30, 2011. Under the DARPA award, we were engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers. The award from DARPA was a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract. Under the terms of the contract, we performed certain incremental work towards the achievement of specific milestones against which we invoiced the government for fixed payment amounts.

Originally, only the base year (year one of the contract) was effective for the parties; however, DARPA subsequently exercised its option on the remaining years of the contract. The milestones were comprised of planning, engineering and clinical targets, the achievement of which in some cases required the participation and contribution of third-party participants under the contract. We commenced work under the contract in October 2011 and completed the contract in September 2016.

In February 2014, DARPA reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction reduced the possible payments under the contract by $858,469 over years three through five.

In the fiscal year ended March 31, 2017, we invoiced the U.S. Government for the final two milestones under our DARPA contract in the aggregate amount of $387,438. In the fiscal year ended March 31, 2016, we invoiced the U.S. Government for four milestones under our DARPA contract in the amount of $863,011.

Battelle Subcontract

We entered into a subcontract agreement with Battelle in March 2013. Battelle was chosen by DARPA to be the prime contractor on the systems integration portion of the original DARPA contract, and we are one of several subcontractors on that systems integration project. The Battelle subcontract is under a time and materials basis and we began generating revenues under the subcontract in the three months ended September 30, 2013. That contract has now concluded. The Battelle subcontract was our first cost-reimbursable contract.

Our revenue under this contract was a function of cost reimbursement plus an overhead mark-up for hours devoted to the project by specific employees (with specific hourly rates for those employees), for travel expenses related to the project, for any equipment purchased for the project and for the cost of any consultants hired by us to perform work on the project. Each payment required approval by the program manager at Battelle.

Operating Expenses

Consolidated operating expenses were $6,490,430 for the fiscal year ended March 31, 2017 compared to $5,271,406 in the fiscal year ended March 31, 2016, an increase of $1,219,024. The net increase of $1,219,024 was due to increases in payroll and related expenses of $1,396,050, which was partially offset by a decrease in professional fees of $97,504 and a decrease in general and administrative expense of $79,522.

The $1,396,050 increase in payroll and related expenses was principally driven by a $1,983,465 increase in our stock-based compensation due to the vesting of restricted stock units granted during the fiscal year, which was partially offset by a $371,041 decrease in cash payroll and related expenses of Aethlon Medical due primarily to reductions in headcount and in bonus payments and by a $216,374 decrease in the payroll and related expenses of Exosome due to headcount reductions.

The $97,504 decrease in our professional fees arose from a $97,316 decrease in DARPA-related professional fees coupled with a decrease in our non-DARPA-related professional fees of $6,230, which were partially offset by an increase in Exosome’s professional fees of $6,042. The primary factor in our $97,316 decrease in our DARPA-related professional fees was the completion of our DARPA contract in September 2016.

The $79,522 decrease in general and administrative expenses primarily arose from a decrease in the general and administrative expenses at Exosome of $68,036 and a decrease in our non-DARPA-related activities of $29,823. Those decreases were partially offset by an increase in the general and administrative expenses in our DARPA-related activities of $ 18,337.

Other Expense

In the fiscal year ended March 31, 2017, we recognized other expenses of $1,208,369 compared to $573,782 of other expense in the fiscal year ended March 31, 2016. The following table breaks out the various components of our other expense over the fiscal years ended March 31, 2017 and 2016:

	Components of Other Expense in Fiscal Year Ended
	March 31, 2017	March 31, 2016	Change

Loss on debt extinguishment	$558,198	$–	$558,198

Interest and other debt expenses	304,330	573,782	(269,452)

Warrant repricing expense	345,841	–	345,841

Total other expense	$1,208,369	$573,782	$634,587

Loss on Debt Extinguishment

Our aggregate loss on debt extinguishment for the fiscal year ended March 31, 2017 arose from a $616,889 loss associated with the June 2016 amendments to our November 2014 convertible notes coupled with a gain on debt extinguishment of $58,691, which netted to an overall loss on debt extinguishment of $558,198 - see below.

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

On June 27, 2016, each of the Unit Investors also entered into a Consent and Waiver providing its consent under certain provisions, and waiving certain rights, including a right to participate in certain offerings made by us, under the 2015 SPA in order to facilitate the at-the-market equity program described in the notes to the Financial Statements.

We measured the change in fair value that arose from the reduction in exercise price from $15.00 to $5.00 and recorded a charge of $345,841 to our other expense to reflect this change.

There was no comparable loss on debt extinguishment in the fiscal year ended March 31, 2016.

Interest and other debt expenses

Our interest and other debt expense decreased by $269,452 from the fiscal year ended March 31, 2016 to the fiscal year ended March 31, 2017. The following table breaks out the various components of our interest expense over the fiscal years ended March 31, 2017 and 2016:

	Components of Interest Expense and Other Debt Expenses in Fiscal Year Ended
	March 31, 2017	March 31, 2016	Change

Interest expense	$83,891	$56,549	$27,342

Amortization of deferred financing costs	27,641	144,683	(117,042)

Amortization of note discounts	192,798	372,550	(179,752)

Total interest and other debt expenses	$304,330	$573,782	$(269,452)

As noted in the above table, the primary factors in the $269,452 overall decrease in interest and other debt expenses was a $179,752 decrease in the amortization of note discounts and a $117,042 decrease in the amortization of deferred financing costs.

As a result of the above factors, our net loss before noncontrolling interests increased from $4,958,616 for the fiscal year ended March 31, 2016 to $7,306,726 for the fiscal year ended March 31, 2017.

Liquidity and Capital Resources

At March 31, 2017, we had a cash balance of $1,559,701 and working capital of $985,496. This compares to a cash balance of $2,123,737 and working capital of $1,849,891 at March 31, 2016. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern. In addition, we will need to raise capital to complete anticipated future human clinical trials in the U.S. We anticipate the primary source of this additional financing will be from proceeds of the Company’s at-the-market offering program and other forms equity placements.

We raised $2,759,355 in net proceeds from sales of common stock under our S-3 registration statement during the fiscal year ended March 31, 2017. However, we will require significant additional financing to finalize the current and expected additional future clinical trials in the U.S., as well as fund all of our continued research and development activities for the Hemopurifier and other future products through the remainder of the fiscal year ending March 31, 2018. In addition, as we expand our activities, our overhead costs to support personnel, laboratory materials and infrastructure will increase. Should the financing we require to sustain our working capital needs be unavailable to us on reasonable terms, if at all, when we require it, we may be unable to support our research and FDA clearance activities including our planned clinical trials. The failure to implement our research and clearance activities would have a material adverse effect on our ability to commercialize our products.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at March 31, 2017 had an accumulated deficit of approximately $93,778,000. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the fiscal year ending March 31, 2018 through debt and/or equity financing arrangements.

We are currently addressing our liquidity issue by seeking additional investment capital through issuances of common stock under our existing S-3 registration statement and by applying for additional grants issued by government agencies in the United States. We believe that our cash on hand and funds expected to be received from additional debt and equity financing arrangements will be sufficient to meet our liquidity needs for fiscal 2018. However, no assurance can be given that we will receive any funds in addition to the funds we have received to date.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the year ended
	March 31, 2017	March 31, 2016
Cash (used in) provided by:
Operating activities	$(3,506)	$(4,329)
Investing activities	(16)	(9
Financing activities	2,958	5,607
Net (decrease) increase in cash	$(564)	$1,269

Net Cash from Operating Activities.

We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $3,506,000 in fiscal 2017 compared to net cash used in operating activities of approximately $4,329,000 in fiscal 2016, a decrease of approximately $823,000. The $823,000 decrease was primarily due to the combination of the change in collection of accounts receivable of approximately $206,000, an increase in our accounts payable and other current liabilities of approximately $369,000, and a decrease in fiscal 2017 in the cash used in operations before changes in operating assets and liabilities of approximately $236,000.

Net Cash from Investing Activities.

During the fiscal year ended March 31, 2017, we purchased approximately $16,000 of equipment while in March 31, 2016, we purchased approximately $9,000 of equipment, an increase of approximately $7,000 in our investing activities.

Net Cash from Financing Activities.

Net cash generated from financing activities decreased from approximately $5,607,000 in the fiscal year ended March 31, 2016 to approximately $3,506,000 in the fiscal year ended March 31, 2017. In fiscal 2017, we raised approximately $2,759,000 from the issuance of common stock and approximately $577,000 from the issuance of convertible notes. That source of cash from our financing activities was partially offset by the use of approximately $379,000 to pay for the tax withholding on restricted stock units. The net cash provided by financing activities in fiscal 2016 was all from the issuance of common stock.

At the date of this filing, we plan to invest significantly into purchases of our raw materials and into our contract manufacturing arrangement.

Current Events

In April 2017, we agreed with two individual investors to exchange 11,497 restricted shares for the cancellation of 22,993 warrants.

In April 2017, we issued 15,000 shares of restricted common stock at a price of $2.24 per share in payment for digital communications consulting services valued at $33,600 based on the value of the services provided.

In April 2017, 46,125 RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to return a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 23,655 of the RSUs were cancelled and we issued a net 22,470 shares to our executives.

In April 2014, we terminated a previously recorded but unissued share award of 68,000 shares under a restricted stock grant to our CEO and issued to him 32,674 shares as a net settlement of shares and the Company paid the withholding taxes associated with that share issuance in return for the cancellation of 35,326 shares. The compensation cost of that restricted stock grant had been fully recorded over prior fiscal years, therefore no expense was recorded regarding this net issuance.

In the period since March 31, 2017, sold 1,000 shares of common stock under our Common Stock Sales Agreement with H.C. Wainwright. We raised aggregate net proceeds of $1,903 (net of $63 in commissions to H.C. Wainwright and $133 in other offering expenses) under this agreement at an average price of $1.90 per share of net proceeds.

In June 2017, we issued options to four of our employees to purchase 34,500 shares of common stock at a price of $1.68 per share, the closing price on the date of the approval of the option grants by our compensation committee.

In June 2017, we entered into an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares in exchange for the cancellation of 77,125 warrants held by those investors. Additionally, we agreed with those investors that they would extend the expiration dates of convertible notes held by those investors from July 1, 2018 to July 1, 2019 in exchange for the reduction of the conversion price of those notes from $4.00 per share to $3.00 per share.

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

The fair value of derivative liabilities was determined based on unobservable inputs that are not corroborated by market data, which is a Level 3 classification. We recorded derivative liabilities on our balance sheet at fair value with changes in fair value recorded in our consolidated statements of operations. At March 31, 2017, we had no derivative liabilities.

Revenue Recognition

With respect to revenue recognition, we entered into a government contract with DARPA and have recognized revenue during the fiscal years ended March 31, 2017 and 2016 of $387,438 and $863,011, respectively, under such contract. We adopted the Milestone method of revenue recognition for the DARPA contract under Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 605-28 “Revenue Recognition – Milestone Method” and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method for the fiscal years ended March 31, 2017 and 2016.

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

Instruments classified as derivative liabilities are remeasured each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations in other expense (income). We had no derivative instruments at March 31, 2017 and at March 31, 2016.

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

March 2017 Registered Direct Offering

On March 22, 2017, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”) for the sale of 575,000 shares (the “Common Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $3.50 per share, in a registered direct offering. Concurrently with the sale of the Common Shares, pursuant to the Purchase Agreement, we also sold in a private placement warrants to purchase 575,000 shares of Common Stock (the “Warrants”). The aggregate gross proceeds for the sale of the Common Shares and Warrants will be approximately $2 million.  Subject to certain ownership limitations, the Warrants will be initially exercisable commencing six months from the issuance date at an exercise price equal to $3.95 per share of Common Stock, subject to adjustments as provided under the terms of the Warrants. The Warrants will be exercisable for five years from the initial exercise date.

The net proceeds to us from the transactions, after deducting the placement agent’s fees and expenses (not including the Wainwright Warrants, as defined below), our estimated offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants, were $1,804,250. We intend to use the net proceeds from the transactions for general corporate purposes.

The Common Shares (but not the Warrants or shares issuable upon exercise of the Warrant) were sold by us pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2016 and subsequently declared effective on May 12, 2016 (File No. 333-211151) (the “Registration Statement”), and the base prospectus dated as of May 12, 2016 contained therein. We filed a prospectus supplement and the accompanying prospectus with the SEC in connection with this sale of the Common Shares.

We also reduced the dollar amount of our current at the market offering to $9,532,294 as a result of this offering and prior sales under the at the market offering.

The purchase agreement also covered the exchange of 264,000 warrants issued to the purchasers thereunder in December 2014 for 198,000 shares of our common stock. Further, in exchange for certain waivers given by the purchasers and certain other investors in a private placement of the Company in June 2015, the warrants issued in such private placement were amended to (i) reduce the exercise price to $3.95 per share, (ii) make the warrants non-exercisable for a period of six months from the date of amendment, and (iii) extend the term of those warrants by six months.

The Warrants and the shares issuable upon exercise of the Warrants were sold and issued without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

We also entered into an engagement letter (the “Engagement Letter”) with Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (“Rodman”), pursuant to which Rodman agreed to serve as exclusive placement agent for the issuance and sale of the Common Shares and Warrants. We paid Rodman an aggregate fee equal to 6% of the gross proceeds received by us from the sale of the securities in the transactions. Pursuant to the Engagement Letter, we also agreed to grant to Rodman or its designees warrants to purchase up to 3% of the aggregate number of shares sold in the transaction (the “Rodman Warrants”). The Engagement Letter has a nine month tail and right of first offer periods, indemnity and other customary provisions for transactions of this nature. The Rodman Warrants have substantially the same terms as the Warrants, except that the exercise price is 125% of $3.50. The Rodman Warrants and the shares issuable upon exercise of the Rodman Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws. We also paid Rodman a reimbursement for non-accountable expenses in the amount of $50,000.

Securities Issued for Debt

Historically, we have issued securities for debt to reduce our obligations to avoid using our cash resources. In the fiscal year ended March 31, 2017 we issued 33,091 unregistered common shares for repayment in full of notes, including accrued interest, in the aggregate amount of $144,718. In the fiscal year ended March 31, 2016 we did not issue any securities for debt. The average price discount of the common stock issued for debt in the fiscal year ended March 31, 2017 was approximately 13%.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of March 31, 2017.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal year ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We have no disclosure applicable to this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% beneficial owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2017, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with.

DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and positions of our directors and executive officers as of June 28, 2017 are listed below:

NAMES	TITLE OR POSITION	AGE
James A. Joyce (1)	Chairman, Chief Executive Officer and Secretary	55

Rodney S. Kenley (2)	President and Director	67

James B. Frakes (3)	Chief Financial Officer and Senior Vice President - Finance	60

Edward G. Broenniman	Director	80

Chetan S. Shah, MD	Director	48

_______________

(1) Effective June 1, 2001, Mr. Joyce was appointed our President and Chief Executive Officer, replacing Mr. Barry, who served as a member of the Board of Directors until March 30, 2017. Mr. Joyce resigned from the position of President upon the appointment of Mr. Kenley to such position on October 27, 2010.

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

Chetan S. Shah, MD, Director

Dr. Shah became a director of Aethlon Medical, Inc. in June 2013. Dr. Shah is a board-certified Otolaryngologist. He is an Advisory Board Member at The Bank of Princeton, and a partner and Board member of the Surgery Center at Hamilton as well as Physician Management Systems and Princeton Eye & Ear, which he founded in 2009. Dr. Shah serves on the board of two other private companies. He holds teaching positions and serves on multiple hospital committees in the area and is on the Audiology and Speech Language Pathology Committee for the State of New Jersey. He also served as vice-president of the Board of Medical Examiners for the State of New Jersey. Dr. Shah received his Bachelor’s degree and Medical Degree from Rutgers University and Robert Wood Johnson Medical School. We believe that Dr. Shah is qualified to serve as our director because of his medical background as both a board-certified Otolaryngologist and a member of various medical boards and hospital committees in New Jersey.

Board of Directors

Our Board of Directors has the responsibility for establishing broad corporate policies and for overseeing our overall performance. Members of the Board of Directors are kept informed of our business activities through discussions with the CEO, President and other officers, by reviewing analyses and reports sent to them, and by participating in Board and committee meetings. Our bylaws provide that each of the directors serves for a term that extends to our next annual meeting of stockholders. Our Board of Directors presently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, on each of which Mr. Broenniman and Dr. Shah serve. Mr. Broenniman is Chairman of the Audit Committee and the Nominating and Corporate Governance Committee, and Dr. Shah is Chairman of the Compensation Committee.

2012 DIRECTORS COMPENSATION PROGRAM

In July 2012, our Board of Directors approved a board compensation program that modified and superseded the 2005 Directors Compensation Program, which was previously in effect. Under the 2012 program, in which only non-employee directors may participate, an eligible director will receive a grant of $35,000 worth of ten-year options to acquire shares of common stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the common stock for the five trading days preceding the first day of the fiscal year. In addition, under this program, eligible directors will receive cash compensation equal to $500 for each committee meeting attended and $1,000 for each formal board meeting attended.

At March 31, 2017, we had issued 26,757 options under the 2005 program to outside directors and 79,309 options to employee-directors, 21,756 outside directors’ options had been forfeited, 5,000 outside directors’ options had been exercised, 79,309 employee-directors’ options had been forfeited and no options under the 2005 program remained outstanding. There were no issuances of stock options to our outside directors in the fiscal years ended March 31, 2016 and 2017.

On June 6, 2014, our Board of Directors approved certain changes to the 2012 program. Under this modified program, a new eligible director will receive an initial grant of $50,000 worth of options to acquire shares of common stock, with such grant being valued at the exercise price based on the average of the closing bid prices of the common stock for the five trading days preceding the first day of the fiscal year. These options will have a term of ten years and will vest 1/3 upon grant and 1/3 upon each of the first two anniversaries of the date of grant. In addition, at the beginning of each fiscal year, each existing director eligible to participate in the modified 2012 program also will receive a grant of $35,000 worth of options valued at the exercise price based on the average of the closing bid prices of the common stock for the five trading days preceding the first day of the fiscal year. Such options will vest on the first anniversary of the date of grant. In lieu of per meeting fees, eligible directors will receive an annual board retainer fee of $30,000. The modified 2012 program also provides for the following annual retainer fees: Audit Committee Chair - $5,000, Compensation Committee chair - $5,000, Nominating Committee chair - $5,000, Audit Committee member - $4,000, Compensation Committee member - $4,000, Nominating Committee member - $4,000 and lead independent director - $15,000.

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

Audit Committee and Audit Committee Financial Expert

Our Board of Directors formed an Audit Committee in May of 1999. Mr. Edward Broenniman (the Chairman of the Audit Committee) and Dr. Chetan S. Shah serve as members of the Audit Committee. The Board of Directors has determined that Mr. Broenniman is an "audit committee financial expert" as that term is defined by Item 407 of Regulation S-K. Mr. Broenniman and Dr. Shah meets the NASDAQ Stock Market's independence standards for members of such audit committees.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal years ended March 31, 2017 and March 31, 2016. The following table summarizes all compensation for fiscal years 2017 and 2016 received by our Chief Executive Officer, and our three most highly compensated executive officers who earned more than $100,000 in fiscal year 2017.

SUMMARY COMPENSATION TABLE FOR 2017 AND 2016 FISCAL YEARS

NAMED EXECUTIVE OFFICER AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($) (5)	NON- EQUITY INCENTIVE PLAN COMPEN- SATION ($)	NON- QUALIFIED DEFERRED COMPEN- SATION EARNINGS ($)	ALL OTHER COMP. ($)	TOTAL ($)
James A. Joyce (1)	2017	$385,000	$–	$678,380	$–	$–	$–	$–	$1,063,380
CHIEF EXECUTIVE OFFICER	2016	$370,417	$275,000	$–	$--	$–	$–	$–	$645,417

Richard H. Tullis, PhD (2)	2017	$–	$–	$–	$–	$–	$–	$–	$--
VICE PRESIDENT AND CHIEF SCIENCE OFFICER	2016	$188,000	$–	$–	$--	$–	$–	$–	$188,000

James B. Frakes (3)	2017	$235,000	$–	$55,640	$–	$–	$–	$–	$290,640
CHIEF FINANCIAL OFFICER AND SVP-FINANCE	2016	$226,429	$125,500	$–	$--	$–	$–	$–	$351,929

Rodney S. Kenley (4)	2017	$275,000	$–	$55,640	$–	$–	$–	$–	$330,640
PRESIDENT	2016	$268,750	$50,000	$–	$--	$–	$–	$–	$318,750

_______________

(1) The aggregate number of stock awards and stock option awards issued to Mr. Joyce and outstanding as of March 31, 2017 is 158,500 and 210,000, respectively. In September 2015, Mr. Joyce received a $35,000 salary increase from $350,000 to $385,000.

(2) The aggregate number of stock awards and stock option awards issued to Dr. Tullis and outstanding as of March 31, 2017 is zero and 46,000, respectively. In January 2015, we paid Dr. Tullis $93,377 in payment of accrued salary. Dr. Tullis resigned as an employee effective February 9, 2016 and is now a consultant to the Company.

(3) Mr. Frakes was appointed as Chief Financial Officer on September 27, 2010 after previously serving as Senior Vice President-Finance on a part-time basis. The aggregate number of stock awards and stock option awards issued to Mr. Frakes and outstanding as of March 31, 2017 is 13,000 and 25,000, respectively. In September 2015, Mr. Frakes received a $25,000 salary increase from $210,000 to $235,000.

(4) Mr. Kenley was appointed President on October 27, 2011.  The aggregate number of stock awards and stock option awards issued to Mr. Kenley and outstanding as of March 31, 2017 is 13,000 and 35,000, respectively. In September 2015, Mr. Kenley received a $15,000 salary increase from $260,000 to $275,000.

(5) See note 5 to our financial statements for the years ended March 31, 2017 and 2016 regarding the assumptions made in valuing the restricted stock unit awards in the above table.

EMPLOYMENT CONTRACTS

We entered into an employment agreement with Mr. Joyce effective April 1, 1999. The agreement, which is cancelable by either party upon sixty days’ notice, will be in effect until the Chairman retires or ceases to be employed by us. Under the terms of the agreement, if Mr. Joyce is terminated he may become eligible to receive a salary continuation payment in the amount of at least twelve months' base salary, which was increased to $385,000 per year in September 2015.

During the fiscal year ended March 31, 2016, Mr. Joyce earned bonuses totaling $100,000 from us, excluding a retention bonus (see below) and bonuses totaling $75,000 from Exosome Sciences, Inc. That bonus was based upon targets established by our compensation committee. Aethlon did not pay any bonuses during the fiscal year ended March 31, 2017. Mr. Joyce received bonuses totaling $60,000 from Exosome during the fiscal year ended March 31, 2017.

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

In February 2016, we entered into a part-time consulting agreement with Tullis, who was previously our CSO (formerly with an employment agreement with a $195,000 salary and a termination continuation payment equal to one year’s base salary). Under that agreement, Tullis continued to provide services under the terms of a consulting agreement with us. In connection with the change in his employment, Tullis resigned as our Vice President. Under the consulting agreement, Tullis rendered approximately twenty (20) hours per week of such services, for which we paid him a consulting fee of $10,000 per month. The term of the consulting agreement was for an initial sixty-day period and, unless terminated earlier by either party, shall automatically extend for additional one-month periods. Either party to the consulting agreement may terminate it upon 30 day’s prior written notice to the other party. Concurrently with the entry into the consulting agreement, Tullis and the Company mutually agreed to terminate his employment agreement with us.

In November 2016, the scope of the consulting agreement was amended to reduce the hours from 20 hours per week to 20 hours per month with a reduction in monthly consulting fees from the original $10,000 per month to $4,000 per month. Then in February 2017, the scope of the consulting agreement was further amended to reduce the hours from 20 hours per month to 10 hours per month with a reduction in monthly consulting fees from $4,000 per month to $2,000 per month.

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

During the fiscal year ended March 31, 2016, Mr. Frakes earned bonuses totaling $75,000 from us, excluding a retention bonus (see below). That bonus was based upon targets established by our compensation committee. Aethlon did not pay any bonuses during the fiscal year ended March 31, 2017.

Mr. Kenley was appointed our President on October 27, 2010. Pursuant to a written offer of employment executed by us and Mr. Kenley, he received an annual salary initially set at $240,000 and medical insurance benefits. In June 2014, his salary was increased from $240,000 to $260,000 per year. In September 2015, Mr. Kenley received a $15,000 salary increase from $260,000 to $275,000.

During the fiscal year ended March 31, 2016, Mr. Kenley received a retention bonus (see below). Aethlon did not pay any bonuses during the fiscal year ended March 31, 2017.

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

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table sets forth certain information concerning stock option awards granted to our named executive officers.

OUTSTANDING EQUITY AWARDS AT 2017 FISCAL YEAR END

OPTIONS AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)	RESTRICTED STOCK UNITS EXERCISED (#)	RESTRICTED STOCK UNITS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	DATE OF OPTION EXPIRATION
James A. Joyce	50,000(1)	–	–	$18.00	09/21/17
	40,000(2)	–	–	$12.50	02/21/19
	50,000(3)	–	–	$12.50	09/27/20
	40,000(4)	–	–	$5.00	07/01/23
	30,000(7)	–	–	$9.50	06/06/24
	--	158,500	475,500	N/A	N/A

Richard H. Tullis	15,000(5)	–	–	$20.50	06/14/18
(former CSO)	20,000(6)	–	–	$12.50	09/27/20
	10,000(4)	–	–	$5.00	07/01/23
	1,000(7)	–		$9.50	06/06/24

James B. Frakes	10,000(6)	–	–	$12.50	09/27/20
	10,000(4)	–	–	$5.00	07/01/23
	5,000(7)	–		$9.50	06/06/24
	--	13,000	39,000	N/A	N/A

Rodney S. Kenley	20,000(6)	–	–	$12.50	10/27/20
	10,000(4)	–	–	$5.00	7/01/23
	5,000(7)	–	–	$9.50	06/06/24
	--	13,000	39,000	N/A	N/A

Note: All our stock options are fully vested or will completely vest within 60 days of this report.

(1) This option was fully vested as of June 13, 2010.

(2) This option was fully vested as of December 15, 2010.

(3) This option was fully vested as of September 27, 2013.

(4) This option vests ratably on July 1, 2014, July 1, 2015, July 1, 2016 and July 1, 2017.

(5) This option was fully vested as of December 15, 2011.

(6) This option was fully vested as of October 27, 2014.

(7) This option was fully vested as of June 6, 2016.

Director Compensation for 2017 Fiscal Year

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended March 31, 2017.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James A. Joyce (1)	$–	–	–	–	–	–	$–
Rodney S. Kenley (2)	$–	–	–	–	–	–	$–
Edward G. Broenniman (3)	$39,000	94,438	–	–	–	–	$133,438
Franklyn S. Barry, Jr. (4)	$39,000	94,438	–	–	–	–	$133,438
Chetan S. Shah, MD (5)	$39,000	94,438	–	–	–	–	$133,438

(1) All compensation received by Mr. Joyce in fiscal year 2017 is disclosed in the Summary Compensation Table above. Mr. Joyce received no compensation as a director in fiscal year 2017.

(2) All compensation received by Mr. Kenley in fiscal year 2017 is disclosed in the Summary Compensation Table above. Mr. Kenley received no compensation as a director in fiscal year 2017.

(3) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2017 are 16,432 and 43,431, respectively. Mr. Broenniman received stock option grants of 3,684 shares on June 6, 2014, 8,537 shares on March 14, 2014, and 9,211 shares on July 24, 2012 for his service as an outside director. The June 2014 option vested 3,684 shares on March 31, 2015, the March 2014 option vested all 8,537 shares at grant and the 2012 option vested 3,961 at grant, with 5,250 vesting in the June 2013 quarter. In January 2016, we paid $39,000 to Mr. Broenniman in payment of accrued Board of Directors fees for the fiscal year ended March 31, 2015 and in April 2016 we paid $38,000 to Mr. Broenniman in payment of accrued Board of Directors fees for the fiscal year ended March 31, 2016. During the fiscal year ended March 31, 2017, we paid Mr. Broenniman $29,250 in Board of Directors fees.

(4) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2017 are 16,432 and 41,431, respectively. Mr. Barry received stock option grants of 3,684 shares on June 6, 2014, 8,537 shares on March 14, 2014 and 9,211 shares on July 24, 2012 for his service as an outside director. The June 2014 option vested 3,684 shares on March 31, 2015, the March 2014 option vested all 8,537 shares at grant and the 2012 option vested 3,961 at grant, with 5,250 vesting in the June 2013 quarter. In October 2015, we paid $39,000 to Mr. Barry in payment of accrued Board of Directors fees for the fiscal year ended March 31, 2015 and in April 2016 we paid $39,000 to Mr. Barry in payment of accrued Board of Directors fees for the fiscal year ended March 31, 2016. During the fiscal year ended March 31, 2017, we paid Mr. Barry $29,250 in Board of Directors fees. Mr. Barry retired from our Board of Directors as of March 30, 2017.

(5) The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2017 are 16,432 and 11,205, respectively. Dr. Shah received stock option grants of 3,684 on June 6, 2014 and 7,520 shares on July 24, 2012 for his service as an outside director. The June 2014 option vested 3,684 shares on March 31, 2015, and the 2014 option vested all 7,520 shares at grant. In October 2015 we paid $39,000 to Dr. Shah in payment of accrued Board of Directors fees for the fiscal year ended March 31, 2015 and in April 2016 we paid $39,000 to Dr. Shah in payment of accrued Board of Directors fees for the fiscal year ended March 31, 2016. During the fiscal year ended March 31, 2017, we paid Dr. Shah $29,250 in Board of Directors fees.

Directors Compensation Program

We maintain a board compensation program, in which only non-employee directors may participate. Please see the “Equity Compensation Plans – 2012 Directors Compensation Program” section of this Report for more information on the program.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 28, 2017, with respect to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of each class of our capital stock, (ii) each of our directors and director nominees (if any), (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. As of such date, we had 8,869,571 shares of our common stock issued and outstanding. The term "executive officer" is defined as the President/Chief Executive Officer, Secretary, Chief Financial Officer/Treasurer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for us. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, excepted where otherwise noted:

TITLE OF CLASS	NAME AND ADDRESS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)	PERCENT OF BENEFICIAL OWNERSHIP
Common Stock	James A. Joyce, Chief Executive Officer and Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	386,939 shares (3)	4.3%
Common Stock	Rodney S. Kenley, President and Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	47,262 shares (4)	*
Common Stock	James B. Frakes, Chief Financial Officer 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	35,726 shares (5)	*
Common Stock	Franklyn S. Barry, Jr., Former Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	54,233 shares (6)	*
Common Stock	Edward G. Broenniman, Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	59,755 shares (7)	*
Common Stock	Chetan Shah, MD, Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	405,628 shares (8)	4.5%
Common Stock	Empery Asset Management, LLC (12) 1 Rockefeller Plaza, Suite 1205 New York, New York 10020	439,655 shares (9)	4.99%
Common Stock	Ellen R Weiner Family Revocable Trust (12) 10300 W. Charleston Blvd. #13-222 Las Vegas, NV 89135	708,335 shares (10)	7.8%
Common Stock	Alpha Capital Anstalt (12) Lettstrasse 32, FL-9490 Vaduz, Furstentums, Liechtenstein	439,655 shares (11)	4.99%
Common Stock	Sachs Investment Group, LLC (12) 1346 S. Third St., Louisville, KY 40208	1,344,305 shares	15.3%
Common Stock	All Current Directors and Executive Officers as a Group (7 members)	989,542 shares	10.7%

57

________________________

*  Less than 1%

(1) Based on 8,869,571 shares of common stock outstanding on our transfer records as of June 28, 2017.

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

(3)  Includes 50,000 stock options exercisable at $18.00 per share, 90,000 stock options exercisable at $12.50 per share, 40,000 stock options exercisable at $5.00 per share and 30,000 stock options exercisable at $9.50 per share. Also includes shares underlying 19,079 restricted stock units that will vest and issue on July 31, 2017.

(4) Includes 20,000 stock options exercisable at $12.50 per share, 10,000 stock options exercisable at $5.00 per share and 5,000 stock options exercisable at $9.50 per share. Also includes shares underlying 1,797 restricted stock units that will vest and issue on July 31, 2017.

(5)  Includes 10,000 stock options exercisable at $12.50 per share, 10,000 stock options exercisable at $5.00 per share and 5,000 stock options exercisable at $9.50 per share. Also includes shares underlying 1,594 restricted stock units that will vest and issue on July 31, 2017.

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

(8) Includes warrants to purchase 109,322 shares of common stock at exercise prices ranging from $4.65 per share to $6.60 per share, and 7,521 stock options exercisable at $4.10 per share and 3,684 stock options exercisable at $9.50 per share.

(9) Includes warrants for Empery Asset management, LP (“Empery”) to purchase 813,096 shares of common stock at an exercise price of $3.95 per share. Empery’s beneficial ownership is limited contractually to the extent that exercise of such warrants would cause the aggregate number of shares of common stock beneficially owned by Empery to exceed 4.99% of our outstanding shares. Accordingly, beneficial ownership for Empery does not reflect 1,146,441 shares underlying such warrants.

(10) Includes common stock issuable upon exercise of warrants held by the Ellen R. Weiner Family Revocable Trust. The trust owns 235,934 warrants to purchase common shares at prices ranging from $2.10 to $5.40 per share.

(11) Includes certain shares issuable upon the conversion of convertible notes and exercise of warrants held by Alpha Capital Anstalt (“Alpha”). Alpha owns two convertible notes in the aggregate principal amount of $979,603 convertible into 244,901 shares of common stock at $4.00 and warrants to purchase 448,432 shares of common stock at prices ranging from $3.95 to $5.00 per share. Alpha’s beneficial ownership is limited contractually to the extent that exercise of such notes and warrants would cause the aggregate number of shares of common stock beneficially owned by Alpha to exceed 4.99% of our outstanding shares. Accordingly, beneficial ownership for Alpha does not reflect 254,537 shares underlying such notes and warrants.

(12) More-than-5% stockholder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes all transactions since April 1, 2015, and all proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

Other Transactions

Mr. Joyce received aggregate bonus payments of $60,000 from Exosome throughout the fiscal years ended March 31, 2017 and March 31, 2016 per targets set by the Compensation Committee.

Director Independence

Mr. Broenniman and Dr. Shah are independent directors as that term is defined by NASDAQ Stock Market Rule 5605(a)(2). We currently have a compensation committee, a nominating and corporate governance committee and an audit committee. Of the members of our Board of Directors, Mr. Broenniman and Dr. Shah both meet the NASDAQ Stock Market's independence standards for members of such committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services billed by Squar Milner LLP ("Squar Milner") during the fiscal years ended March 31, 2017 and 2016:

	Fiscal Year	Fiscal Year
	2017	2016
Audit Fees (1)	$110,946	$97,000
Audit Related Fees (2)	30,500	21,000
Tax Fees (3)	7,265	6,325
All Other Fees (4)	–	–
	$148,711	$124,325

(1) Audit Fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for fiscal 2017 and 2016 and for reviews of the financial statements included in each of our quarterly reports on Form 10-Q during fiscal 2017 and 2016.

(2) Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in Audit Related Fees for fiscal 2017 and 2016 are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.

(3) Tax Fees include the aggregate fees billed during fiscal year 2017 and 2016 for professional services for preparation of income tax returns.

(4) All Other Fees consist of fees paid for products and services other than the services reported above.  No such fees were billed by Squar Milner for fiscal 2017 or 2016.

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

1. Consolidated Financial Statements for the years ended March 31, 2017 and 2016:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Exhibits

2.1	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. (formerly, Bishop Equities, Inc.) and Aethlon, Inc. dated March 10, 1999 (1)

2.2	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. (formerly, Bishop Equities, Inc.) and Hemex, Inc. dated March 10, 1999 (1)

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (2)

3.2	Bylaws of Aethlon Medical, Inc., as amended (35)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Amended and Restated Warrant dated June 14, 2010 (12)

4.3	Form of Amended and Restated Warrant dated June 14, 2010 (QB) (12)

4.4	Form of Common Stock Purchase Warrant dated March 29, 2012 and April 15, 2012 (14)

4.5	Form of Common Stock Purchase Warrant dated June 19, 2012 (15)

4.6	Form of Common Stock Purchase Warrant dated August 29, 2012 (16)

4.7	Form of Common Stock Purchase Warrant dated October, November and December 2012 (17)

4.8	Form of Common Stock Purchase Warrant dated June 14, 2013 (18)

4.9	Form of Common Stock Purchase Warrant October 30, 2013 (19)

4.10	Form of Common Stock Purchase Warrant November 12, 2013 (20)

4.11	Form of Common Stock Purchase Warrant December 10, 2013 (21)

4.12	Form of Common Stock Purchase Warrant December 30, 2013 (22)

4.13	Form of Amendment to Notes and Warrants dated March 31, 2014 (23)

4.14	Form of Common Stock Purchase Warrant dated June 24, 2014 (24)

4.15	Form of Common Stock Purchase Warrant dated July 8, 2014 (25)

4.16	Form of Common Stock Purchase Warrant dated July 24, 2014 (26)

4.17	Form of Common Stock Purchase Warrant issued August and September 2014 (27)

4.18	Form of Class A Common Stock Purchase Warrant dated November 6, 2014 (27)

4.19	Form of Convertible Promissory Note dated November 6, 2014 (27)

4.20	Form of Common Stock Purchase Warrant issued December 2, 2014 (29)

4.21	Form of Purchase Agent Warrant dated December 2, 2014 (30)

4.22	Form of Warrant to Purchase Common Stock issued June 25, 2015 (32)

4.23	Form of Purchase Agent Warrant issued June 25, 2015 (33)

4.24	Form of Amendment to Notes and Warrants dated June 27, 2016 (40)

4.25	Form of Allonge to Convertible Promissory Note dated June 27, 2016 (40)

4.26	Form of Class A Common Stock Purchase Warrant issued June 27, 2016 (40)

4.27	Form of Consent and Waiver and Amendment dated June 27, 2016 (40)

4.28	Form of Warrant Agreement issued March 22, 2017 (43)

10.1	2000 Stock Option Plan (34)++

10.2	Amended 2010 Stock Incentive Plan (4)

10.3	2005 Directors Compensation Program (34)++

10.4	2012 Directors Compensation Program, as amended on June 6, 2014 (34)++

10.5	Employment Agreement between Aethlon Medical, Inc. and James A. Joyce dated April 1, 1999 (5)++

10.6	Patent License Agreement by and amongst Aethlon Medical, Inc., Hemex, Inc., Dr. Julian L. Ambrus and Dr. David O. Scamurra (6)

10.7	Employment Agreement by and between Aethlon Medical, Inc. and Dr. Richard H. Tullis dated January 10, 2000 (6)++

10.8	Stock Option Agreement by and between Aethlon Medical, Inc. and James A Joyce dated February 23, 2005 (7)++

10.9	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated February 23, 2005 (7)++

10.10	Stock Option Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry, Jr. dated February 23, 2005 (7)++

10.11	Stock Option Agreement by and between Aethlon Medical, Inc. and Ed Broenniman dated February 23, 2005 (7)++

10.12	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce dated September 9, 2005 (8)++

10.13	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce dated June 13, 2007 (9)++

10.14	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce dated December 15, 2008 (10)++

10.15	Stock Option Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry dated December 15, 2008 (10)++

10.16	Stock Option Agreement by and between Aethlon Medical, Inc. and Edward G. Broenniman dated December 15, 2008 (10)++

10.17	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard H. Tullis dated December 15, 2008 (10)++

10.18	Standard Industrial Net Lease by and between Sorrento Business Complex and Aethlon Medical, Inc. dated September 28, 2009 (11)

10.19	Offer of Employment by and between Aethlon Medical, Inc. and Rodney S. Kenley dated October 27, 2010 (13)++

10.20	Stock Option Agreement of Rodney S. Kenley dated October 27, 2010 (13)++

10.21	Unit Subscription Agreement dated March 29, 2012 and April 5, 2012 (14)

10.22	Unit Subscription Agreement dated June 19, 2012 (15)

10.23	Unit Subscription Agreement dated August 29, 2012 (16)

10.24	Unit Subscription Agreement dated October, November and December 2012 (17)

10.25	Unit Subscription Agreement dated June 14, 2013 (18)

10.26	Form of Unit Purchase Agreement dated October 30, 2013 (19)

10.27	Form of Subscription Agreement October 30, 2013 (19)

10.28	Form of Unit Purchase Agreement dated November 12, 2013 (20)

10.29	Form of Subscription Agreement November 12, 2013 (20)

10.30	Form of Unit Purchase Agreement dated December 10, 2013 (21)

10.31	Form of Subscription Agreement December 10, 2013 (21)

10.32	Form of Unit Purchase Agreement dated December 30, 2013 (22)

10.33	Form of Subscription Agreement December 30, 2013 (22)

10.34	Form of Restructuring Agreement dated June 24, 2014 (24)

10.35	Form of Restructuring Agreement dated June 24, 2014 (24)

10.36	Form of Restructuring Agreement dated July 8, 2014 (25)

10.37	Second Amendment to Standard Industrial Net Lease by and between Sorrento Business Complex and Aethlon Medical, Inc. dated October 10, 2014 (3)

10.38	Form of Subscription Agreement dated November 6, 2014 (27)

10.39	Office Lease between T-C Stonecrest LLC and Aethlon Medical, Inc. dated November 13, 2014 (28)

10.40	Securities Purchase Agreement dated November 26, 2014 (29)

10.41	Registration Rights Agreement dated November 26, 2014 (29)

10.42	DARPA Contract dated September 30, 2011 (3) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.43	DARPA Contract Extension dated August 8, 2012 (3)

10.44	DARPA Contract Extension dated September 15, 2013 (3)

10.45	DARPA Contract Extension dated September 29, 2014 (3)

10.46	DARPA Contract Modification dated March 12, 2015 (34) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.47	UCI Clinical Trial Agreement signed April 9, 2015 (31)

10.48	Protocol for UCI Clinical Trial (31)

10.49	Budget for UCI Clinical Trial (31)

10.50	DaVita Master Services Agreement (35)

10.51	First Amendment to DaVita Master Services Agreement (35)

10.52	Work Order #1 under DaVita Master Services Agreement (35) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.53	Securities Purchase Agreement dated June 23, 2015 (32)

10.54	Registration Rights Agreement dated June 23, 2015 (32)

10.55	DARPA Contract Extension dated September 25, 2015 (36)

10.56	Amendment No. 1 to Joyce Employment Agreement dated October 16, 2015 (37)++

10.57	Amendment No. 1 to Kenley Offer Letter dated October 16, 2015 (37)++

10.58	Retention Bonus Agreement dated October 16, 2015 (37)++

10.59	Third Amendment to Standard Industrial Net Lease dated October 21, 2015 (38)

10.60	Amendment of Terms dated November 12, 2015 (38)

10.61	Consulting Agreement dated February 9, 2016 (39)

10.62	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated September 27, 2010 (44)++

10.63	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated July 1, 2013 (44)++

10.64	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated June 6, 2014 (44)++

10.65	Amendment No. 1 to Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated December 15, 2008 (44)++

10.66	Amendment No. 1 to Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated September 27, 2010 (44)++

10.67	Amendment No. 1 to Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated July 1, 2013 (44)++

10.68	Amendment No. 1 to Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated June 6, 2014 (44)++

10.69	Common Stock Sales Agreement dated June 28, 2016 between Aethlon Medical, Inc. and H.C. Wainwright & Co., LLC (40)

10.70	Form of Consent and Waiver dated June 27, 2016 (40)

10.71	Aethlon Medical, Inc. 2012 Non-Employee Directors Compensation Program, as Modified on August 9, 2016 (41) ++

10.72	DARPA Contract dated September 30, 2011 (42)

10.73	2012 Non-Employee Directors Compensation Program, as amended August 9, 2016*++

10.74	Stock Unit Agreement by and between Aethlon Medical, Inc. and James A. Joyce dated August 29, 2016 *++

10.75	Stock Unit Agreement by and between Aethlon Medical, Inc. and Rodney S. Kenley dated August 29, 2016 *++

10.76	Stock Unit Agreement by and between Aethlon Medical, Inc. and James B. Frakes dated August 29, 2016 *++

10.77	Stock Unit Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry, Jr. dated August 29, 2016 *++

10.78	Stock Unit Agreement by and between Aethlon Medical, Inc. and Edward G. Broenniman dated August 29, 2016 *++

10.79	Stock Unit Agreement by and between Aethlon Medical, Inc. and Chetan S. Shah, MD dated August 29, 2016 *++

10.80	Fourth Amendment to Standard Industrial Net Lease by and between AGP Sorrento Business Complex, L.P. and Aethlon Medical, Inc. dated October 5, 2016*

10.81	Form of Securities Purchase Agreement, dated March 22, 2017 (43)

10.82	Form of Engagement Letter, dated March 15, 2017 (43)

10.83	Form of Exchange Agreement *

14	Code of Ethics*

21.1	List of subsidiaries (3)

23.1	Consent of Independent Registered Public Accounting Firm (Squar Milner LLP) *

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

(39) Filed with the Company’s Current Report on Form 8-K dated February 16, 2016 and incorporated by reference.

(40) Filed with the Company’s Current Report on Form 8-K dated June 28, 2016 and incorporated by reference.

(41) Filed with the Company’s Current Report on Form 8-K dated August 10, 2016 and incorporated by reference.

(42) Filed with the Company’s Quarterly Report for the quarter ended September 30, 2016 dated November 10, 2016 and incorporated by reference.

(43) Filed with the Company’s Current Report on Form 8-K dated March 22, 2017 and incorporated by reference.

(44) Filed with the Company’s Annual Report for the year ended March 31, 2016, dated June 29, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of June, 2017.

By:	/s/ JAMES A. JOYCE
James A. Joyce
Chairman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. JOYCE	Chairman of the Board, Chief Executive Officer	June 28, 2017
James A. Joyce	and Principal Executive Officer

/s/ JAMES B. FRAKES	Chief Financial Officer and Principal Accounting Officer	June 28, 2017
James B. Frakes

/s/ EDWARD G. BROENNIMAN	Director	June 28, 2017
Edward G. Broenniman

/s/ RODNEY S. KENLEY	Director	June 28, 2017
Rodney S. Kenley

/s/ CHETAN S. SHAH	Director	June 28, 2017
Chetan S. Shah

AETHLON MEDICAL, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aethlon Medical, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Aethlon Medical, Inc. and Subsidiary (the "Company") as of March 31, 2017 and 2016 and the related consolidated statements of operations, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the fiscal year ended March 31, 2017 the Company incurred a net loss and generated negative cash flows from operating activity and as of March 31, 2017 had an accumulated deficit of approximately $93,778,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR MILNER LLP

SAN DIEGO, CALIFORNIA

JUNE 28, 2017

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	March 31, 2016
ASSETS
CURRENT ASSETS
Cash	$1,559,701	$2,123,737
Accounts receivable	–	199,471
Prepaid expenses and other current assets	37,551	53,294

TOTAL CURRENT ASSETS	1,597,252	2,376,502

Property and equipment, net	29,223	36,038
Patents, net	84,996	94,161
Deposits	14,897	22,415

TOTAL ASSETS	$1,726,368	$2,529,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$484,423	$244,804
Due to related parties	57,866	145,112
Other current liabilities	69,467	136,695

TOTAL CURRENT LIABILITIES	611,756	526,611

Convertible notes payable, net	519,200	500,139

TOTAL LIABILITIES	1,130,956	1,026,750

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 30,000,000 shares authorized at March 31, 2017 and 2016; 8,797,086 and 7,622,393 issued and outstanding at March 31, 2017 and 2016, respectively	8,796	7,621
Additional paid-in capital	94,445,739	88,047,142
Accumulated deficit	(93,778,156)	(86,502,043)

TOTAL AETHLON MEDICAL, INC. STOCKHOLDERS’ EQUITY BEFORE NONCONTROLLING INTERESTS	676,379	1,552,720

NONCONTROLLING INTERESTS	(80,967)	(50,354)

TOTAL STOCKHOLDERS’ EQUITY	595,412	1,502,366

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,726,368	$2,529,116

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2017	2016
REVENUES:
Government contract revenue	$392,073	$886,572
Total revenues	392,073	886,572

OPERATING EXPENSES
Professional fees	2,161,592	2,259,096
Payroll and related expenses	3,479,347	2,083,297
General and administrative	849,491	929,013
Total operating expenses	6,490,430	5,271,406

OPERATING LOSS	(6,098,357)	(4,384,834)

OTHER EXPENSE
Loss on debt extinguishment	558,198	–
Warrant repricing expense	345,841	–
Interest and other expenses	304,330	573,782
Total other expense	1,208,369	573,782

NET LOSS BEFORE NONCONTROLLING INTERESTS	(7,306,726)	(4,958,616)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(30,613)	(86,287)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,276,113)	$(4,872,329)

Basic and diluted net loss per share available to common stockholders	$(0.94)	$(0.66)

Weighted average number of common shares outstanding - basic and diluted	7,764,237	7,393,695

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY
BALANCE - MARCH 31, 2015	6,657,046	$6,657	$82,238,507	$(81,629,714)	$35,933	$651,383

Issuances of common stock for cash	959,140	958	5,605,797	–	–	5,606,755

Issuance of common stock under cashless warrant exercises	5,292	5	(5)	–	–	–

Issuance of common stock due to rounding up from reverse split	915	1	(1)	–	–	–

Stock-based compensation expense	–	–	202,844	–	–	202,844

Net loss	–	–	–	(4,872,329)	(86,287)	(4,958,616)

BALANCE - MARCH 31, 2016	7,622,393	$7,621	$88,047,142	$(86,502,043)	$(50,354)	$1,502,366

Issuances of common stock for cash under at the market program	216,078	216	954,889	–	–	955,105

Issuances of common stock and warrants under registered direct financing	773,000	773	1,803,477	–	–	1,804,250

Issuances of common stock under conversions of convertible notes and related accrued interest	33,091	33	144,686	–	–	144,719

Warrant repricing expense	–	–	345,841	–	–	345,841

Loss on debt extinguishment	–	–	558,198	–	–	558,198

Debt discount on convertible notes payable	–	–	783,868	–	–	783,868

Repurchase of restricted stock units	149,864	150	(378,668)	–	–	(378,518)

Exercise of cashless warrants	2,660	3	(3)	–	–	–

Stock-based compensation expense	–	–	2,186,309	–	–	2,186,309

Net loss	–	–	–	(7,276,113)	(30,613)	(7,306,726)

BALANCE - MARCH 31, 2017	8,797,086	$8,796	$94,445,739	$(93,778,156)	$(80,967)	$595,412

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(7,306,726)	$(4,958,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,413	38,524
Warrant repricing expense	345,841	–
Loss on debt extinguishment	558,198	–
Stock based compensation	2,186,309	202,844
Amortization of debt discount and deferred financing costs	220,439	517,233

Changes in operating assets and liabilities:
Accounts receivable	199,471	(6,130)
Prepaid expenses and other current assets	15,743	19,841
Other assets	7,518	(95,638)
Accounts payable and other current liabilities	322,140	(46,365)
Due to related parties	(87,246)	(1,000)
Net cash used in operating activities	(3,505,900)	(4,329,307)

Cash flows from investing activities:
Purchases of property and equipment	(16,433)	(9,307)
Net cash used in investing activities	(16,433)	(9,307)

Cash flows from financing activities:
Cash paid for repurchase of restricted stock units	(378,518)	–
Proceeds from the issuance of convertible notes payable	577,460	–
Net proceeds from the issuance of common stock and warrants	2,759,355	5,606,755
Net cash provided by financing activities	2,958,297	5,606,755

Net (decrease) increase in cash	(564,036)	1,268,141

Cash at beginning of year	2,123,737	855,596

Cash at end of year	$1,559,701	$2,123,737

Supplemental information of non-cash investing and financing activities:
Conversion of debt, accrued liabilities and accrued interest to common stock	$144,719	$–
Reclassification of accrued interest to convertible notes payable	$85,031	$–
Issuance of shares for warrants	$198	$–
Issuance of shares under vested restricted stock units	$150	$–
Issuance of shares under cashless warrant exercises	$3	$5
Debt discount on convertible notes payable	$783,868	$–

See accompanying notes to the consolidated financial statements.

Aethlon Medical, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. ORGANIZATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

We create medical technologies to address unmet needs in global health and biodefense. The Aethlon Hemopurifier® is a clinical-stage therapeutic device that eliminates life-threatening viruses from the circulatory system of infected individuals. We believe the Aethlon Hemopurifier® can achieve the broad-spectrum countermeasure goal set forth by the U.S. Department of Health and Human Services (HHS). The device has been validated to capture Ebola, Zika, Lassa, MERS-CoV, HIV, Hepatitis C, Cytomegalovirus, Epstein-Barr, Herpes Simplex, Chikungunya, Dengue, West Nile, Smallpox related viruses, H1N1 Swine Flu, H5N1 Bird Flu, and the reconstructed Spanish flu virus of 1918. At present, the Hemopurifier® is being advanced under an FDA approved clinical study. Aethlon is also the majority owner of Exosome Sciences, Inc., a company focused on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases.

Aethlon Medical, Inc. and subsidiary (“Aethlon”, the “Company”, “we” or “us”) is a medical device company focused on creating innovative devices that address unmet medical needs in in global health and biodefense. The Aethlon Hemopurifier® is a clinical-stage therapeutic device that eliminates life-threatening viruses from the circulatory system of infected individuals. On June 25, 2013, the United States Food and Drug Administration (FDA) approved an Investigational Device Exemption (IDE) that allows us to initiate human feasibility studies of the Aethlon Hemopurifier® in the U.S. We ended the treatment phase of the study after treating eight end-stage renal disease patients who were infected with the Hepatitis C virus (HCV) to demonstrate the safety of Hemopurifier therapy. Successful completion of this study will allow us the opportunity to initiate pivotal studies that are required for market clearance to treat HCV and other disease conditions in the U.S.

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

LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at March 31, 2017 had an accumulated deficit of approximately $93,778,000. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the fiscal year ending March 31, 2018 through debt and/or equity financing arrangements.

We are currently addressing our liquidity issue by seeking additional investment capital through issuances of common stock under our existing S-3 registration statement and by applying for additional grants issued by government agencies in the United States. We believe that our cash on hand and funds expected to be received from additional debt and equity financing arrangements will be sufficient to meet our liquidity needs for fiscal 2018. However, no assurance can be given that we will receive any funds in addition to the funds we have received to date.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned (80% ownership) and controlled subsidiary, Exosome Sciences, Inc. (ESI). All significant intercompany balances and transactions have been eliminated in consolidation. The Company has classified the (20% ownership) noncontrolling interests in ESI as part of consolidated net loss in the fiscal years ended March 31, 2017 and 2016 and includes the accumulated amount of noncontrolling interests as part of equity.

The losses at ESI during the fiscal year ended March 31, 2017 reduced the noncontrolling interests on our consolidated balance sheet by $30,613 from $(50,354) at March 31, 2016 to $(80,967) at March 31, 2017.

RISKS AND UNCERTAINTIES

We operate in an industry that is subject to intense competition, government regulation and rapid technological change. Our operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, and including the potential risk of business failure.

USE OF ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, realization of long-lived assets, valuation of derivative liabilities, estimating fair value associated with debt and equity transactions and valuation of deferred tax assets. Actual results, whether in the near, medium or long-term future, could differ from those estimates.

CASH AND CASH EQUIVALENTS

Accounting standards define “cash and cash equivalents” as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest to be cash equivalents. As of March 31, 2017 and 2016, we had no assets that were classified as cash equivalents.

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

We do not have any assets or liabilities that are measured at fair value on a recurring basis and, during the years ended March 31, 2017 and 2016, and did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at one financial institution in checking accounts and related cash management accounts. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $250,000. Our March 31, 2017 cash balances were approximately $1,308,000 over such insured amount. We do not believe that the Company is exposed to any significant risk with respect to its cash.

All of our accounts receivable at March 31, 2017 and 2016 and all of our revenue in the fiscal years ended March 31, 2017 and 2016 were directly from the U.S. Department of Defense or from a subcontract under Battelle, which is a prime contractor with the U.S. Department of Defense.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the fiscal years ended March 31, 2017 and 2016.

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

As of March 31, 2017 and 2016, a total of 3,908,292 and 2,710,107 potential common shares, consisting of shares underlying outstanding stock options, restricted stock units, warrants and convertible notes payable were excluded as their inclusion would be antidilutive.

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

DEFERRED FINANCING COSTS

Costs related to the issuance of debt are capitalized as a deduction to our convertible notes based on the new accounting standard on imputation of interest, and amortized to interest expense over the life of the related debt using the effective interest method. We recorded amortization expense related to our deferred financing costs of $27,641 and $144,683 during the fiscal years ended March 31, 2017 and 2016, respectively.

REVENUE RECOGNITION

DARPA Contract -- We entered into a government contract with DARPA and have recognized revenue of $387,438 and $863,011 under that contract during the fiscal years ended March 31, 2017 and 2016, respectively. We adopted the Milestone method of revenue recognition for the DARPA contract under ASC 605-28 “Revenue Recognition – Milestone Method” (“ASC 605-28”) and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method for the fiscal years ended March 31, 2017 and 2016.

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

Battelle Subcontract -- We entered into a subcontract agreement with Battelle Memorial Institute (“Battelle”) in March 2013. Battelle was chosen by DARPA to be the prime contractor on the systems integration portion of the original DARPA contract and we are one of several subcontractors on that systems integration project. The Battelle subcontract is cost-reimbursable under a time and materials basis. We began generating revenues under the subcontract during the three months ended September 30, 2013 and for the fiscal years ended March 31, 2017 and 2016, we recorded revenue of $4,635 and $23,561, respectively, under the Battelle subcontract.

Our revenue under this contract was a function of cost reimbursement plus an overhead mark-up for hours devoted to the project by specific employees (with specific hourly rates for those employees). Battelle engaged us as needed. Each payment required approval by the program manager at Battelle.

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

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on loss per common share during the years ended March 31, 2017 and 2016:

	Fiscal Years Ended
	March 31, 2017	March 31, 2016
Vesting of Stock Options and Restricted Stock Units	$2,186,309	$202,844
Total Stock-Based Compensation Expense	$2,186,309	$202,844

Weighted average number of common shares outstanding – basic and diluted	7,764,237	7,393,695

Basic and diluted loss per common share	$(0.28)	$(0.03)

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

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2007 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2017 was insignificant.

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

Instruments classified as derivative liabilities are remeasured each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations in other (income) expense. We had no derivative liabilities at either March 31, 2017 or March 31, 2016.

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

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred approximately $673,000 and $782,000 of research and development expenses for the years ended March 31, 2017 and 2016, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial statements.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

During the fiscal year ended March 31, 2017, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, the new accounting standard on imputation of interest, simplifying the presentation of debt issuance costs. As a result of the adoption of that pronouncement, our deferred financing costs at March 31, 2016 were reclassified from current assets to an offset against our convertible notes. We did not have any unamortized deferred financing costs at March 31, 2017.

During the fiscal year ended March 31, 2017, we also adopted FASB ASU 2015-01, the new accounting standard on income statement - extraordinary and unusual items (Subtopic 225-20): simplifying income statement presentation by eliminating the concept of extraordinary items and FASB ASU 2014-15, the new accounting standard on the presentation of financial statements - going concern (Subtopic 205-40): disclosure of uncertainties about an entity's ability to continue as a going concern.

The adoption of FASB ASU 2015-01 did not have a material impact on our consolidated financial statements for the fiscal years ended March 31, 2016 and 2017 as we did not have any extraordinary or unusual items in those fiscal years and we believe this accounting pronouncement will not have a significant impact on the our consolidated financial statements in the future.

The adoption of FASB ASU 2014-15 did not have a material impact on our consolidated financial statements for the fiscal years ended March 31, 2016 and 2017 as our management had determined that a going concern qualification for both of those years was appropriate. We have evaluated the new going concern considerations in this ASU and have determined that it is appropriate to provide additional disclosure to our consolidated financial statements (see Note 1).

Management is evaluating significant recent accounting pronouncements that are not yet effective for us, including the new accounting standard on improvements to employee share based payment accounting, ASU 2016-09 (Topic 718), the new accounting standard related to leases, ASU 2016-02 (Topic 842), the new accounting standard for recognition and measurement of financial assets and financial liabilities, and the new accounting standard on revenue recognition, ASU 2014-09 (Topic 606), and have not yet concluded whether any such pronouncements will have a significant effect on our future consolidated financial statements.

2. PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	March 31, 2017	March 31, 2016
Furniture and office equipment, at cost	$352,085	$394,395
Accumulated depreciation	(322,862)	(358,357)
	$29,223	$36,038

Depreciation expense for the years ended March 31, 2017 and 2016 approximated $23,000 and $29,000, respectively.

3. PATENTS

Patents consist of the following:

	March 31, 2017	March 31, 2016
Patents	$211,645	$211,645
Accumulated amortization	(126,649)	(117,484)
	$84,996	$94,161

Amortization expense for patents for the years ended March 31, 2017 and 2016 approximated $9,000. Future amortization expense on patents is estimated to be approximately $9,000 per year based on the estimated life of the patents. The weighted average remaining life of our patents is approximately 4.0 years.

4. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable, Net consisted of the following at March 31, 2017:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable, Net – Non-Current Portion:
November 2014 10% Convertible Notes	$612,811	$(275,363)	$337,448	$2,555
December 2016 10% Convertible Notes	680,400	(498,648)	181,752	2,836
Total Convertible Notes Payable, Net	$1,293,211	$(774,011)	$519,200	$5,391

During the fiscal year ended March 31, 2017, we recorded interest expense of $81,102 related to the contractual interest rates of our convertible notes, interest expense of $27,641 related to the amortization of deferred financing costs and interest expense of $192,798 related to the amortization of the note discount for a total interest expense of $301,541 related to our convertible notes in the fiscal year ended March 31, 2017. All of the unamortized discount at December 31, 2016 related to the note discount established upon the second amendment to the November 2014 10% Convertible Notes and to the December 2016 10% Convertible Notes (see below). Accrued interest is included in other current liabilities (see Note 7).

Convertible Notes Payable, Net consisted of the following at March 31, 2016:

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

In June 2017, we agreed with the holders of the November 2014 10% Convertible Notes to an extension of the expiration dates of the notes from July 1, 2018 to July 1, 2019 in exchange for the reduction of the conversion price of those notes from $4.00 per share to $3.00 per share (See Note 11).

The following table shows the changes to the principal balance of the November 2014 10% Convertible Notes:

Activity in the November 2014 10% Convertible Notes
Initial principal balance	$527,780
Increase in principal balance under the second amendment (see above)	165,031
Conversions during the fiscal year ended March 31, 2017	(80,000)
Balance as of March 31, 2017	$612,811

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

In June 2017, we agreed with the holders of the December 2016 10% Convertible Notes to an extension of the expiration dates of the notes from July 1, 2018 to July 1, 2019 in exchange for the reduction of the conversion price of those notes from $4.00 per share to $3.00 per share (See Note 11).

There were no conversions of principal on the December 2016 10% Convertible Notes during the fiscal year ended March 31, 2017.

5. EQUITY TRANSACTIONS

ISSUANCES OF COMMON STOCK AND WARRANTS

Equity Transactions in the Fiscal Year Ended March 31, 2017.

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

In July 2016, we commenced sales of common stock under our Common Stock Sales Agreement with H.C. Wainwright. In the fiscal year ended March 31, 2017, we raised aggregate net proceeds of $955,206 (net of $29,831 in commissions to H.C. Wainwright and $9,432 in other offering expenses) under this agreement through the sale of 216,078 shares at an average price of $4.42 per share of net proceeds.

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

Restricted Stock Unit Grants to Directors and Executive Officers

During the fiscal year ended March 31, 2017, 149,864 Restricted Stock Units (“RSUs”) held by our outside directors and executive officers were exchanged into the same number of shares of our common stock (see Stock-Based Compensation below).

Amendment of Warrants Issued in Conjunction with the November 2014 10% Convertible Notes

Under the Second Amendment and Extension of the November 2014 10% Convertible Notes dated June 27, 2016 (See Note 4), we reduced the purchase price of 47,125 Warrants from $8.40 per share to $5.00 per share.

We also issued to the investors new warrants to purchase an aggregate of 30,000 shares of common stock with a purchase price of $5.00 per share of common stock. We issued the new warrants in substantially the same form as the prior Warrants, and the new warrants will expire on November 6, 2019, the same date on which the prior warrants will expire (See Note 4).

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

On June 27, 2016, each of the Unit Investors also entered into a Consent and Waiver providing its consent under certain provisions, and waiving certain rights, including a right to participate in certain offerings made by us, under the 2015 SPA in order to facilitate the at-the-market equity program described above.

In accordance with applicable GAAP for warrant modifications, we measured the change in fair value that arose from the reduction in exercise price and recognized an expense of $345,841, which is included in other (income) expenses in the accompanying condensed consolidated statements of operations.

Warrants Issued in Conjunction with the December 2016 10% Convertible Notes

On December 30, 2016, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with two accredited investors (collectively, the “Holders”), pursuant to which the Purchasers purchased an aggregate of $680,400 principal amount of Notes (inclusive of due diligence fee of $30,000 deemed paid as a subscription amount in the form of a Note in the principal amount of $32,400) for an aggregate cash subscription amount of $600,000 and (b) warrants to purchase 127,575 shares of Common Stock (collectively, the “Warrants”) (See Note 4).

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

MARCH 2017 EQUITY FINANCING

On March 22, 2017, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”) for the sale of 575,000 shares (the “Common Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $3.50 per share, in a registered direct offering. Concurrently with the sale of the Common Shares, pursuant to the Purchase Agreement, we also sold in a private placement warrants to purchase 575,000 shares of Common Stock (the “Warrants”). The aggregate gross proceeds for the sale of the Common Shares and Warrants will be approximately $2 million.  Subject to certain ownership limitations, the Warrants will be initially exercisable commencing six months from the issuance date at an exercise price equal to $3.95 per share of Common Stock, subject to adjustments as provided under the terms of the Warrants. The Warrants will be exercisable for five years from the initial exercise date.

The net proceeds to us from the transactions, after deducting the placement agent’s fees and expenses (not including the Wainwright Warrants, as defined below), our estimated offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants, were $1,804,250. We intend to use the net proceeds from the transactions for general corporate purposes.

The Common Shares (but not the Warrants or shares issuable upon exercise of the Warrant) were sold by us pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2016 and subsequently declared effective on May 12, 2016 (File No. 333-211151) (the “Registration Statement”), and the base prospectus dated as of May 12, 2016 contained therein. We filed a prospectus supplement and the accompanying prospectus with the SEC in connection with this sale of the Common Shares.

The purchase agreement also covered the exchange of 264,000 warrants issued to the purchasers thereunder in December 2014 for 198,000 shares of our common stock. Further, in exchange for certain waivers given by the purchasers and certain other investors in a private placement of the Company in June 2015, the warrants issued in such private placement were amended to (i) reduce the exercise price to $3.95 per share, (ii) make the warrants non-exercisable for a period of six months from the date of amendment, and (iii) extend the term of those warrants by six months. As all of these warrant-related elements were integral to the March 2017 Equity Financing, we accounted for all of these elements as adjustments to additional paid-in capital.

The Warrants and the shares issuable upon exercise of the Warrants were sold and issued without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

We also entered into an engagement letter (the “Engagement Letter”) with Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (“Rodman”), pursuant to which Rodman agreed to serve as exclusive placement agent for the issuance and sale of the Common Shares and Warrants. We paid Rodman an aggregate fee equal to 6% of the gross proceeds received by us from the sale of the securities in the transactions. Pursuant to the Engagement Letter, we also agreed to grant to Rodman or its designees warrants to purchase up to 3% of the aggregate number of shares sold in the transaction (the “Rodman Warrants”). The Engagement Letter has a nine month tail and right of first offer periods, indemnity and other customary provisions for transactions of this nature. The Rodman Warrants have substantially the same terms as the Warrants, except that the exercise price is 125% of $3.50. We also paid Rodman a reimbursement for non-accountable expenses in the amount of $50,000.

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

WARRANTS:

During the fiscal year ended March 31, 2017, we issued warrants in connection with three financing arrangements. The first warrant issuance during the fiscal year was the issuance of 30,000 warrants with an exercise price of $5.00 per share in June 2016. Those 30,000 warrants were issued in connection with the Amendment of November 2014 Investment Documents (see Note 4).

The second warrant issuance was the issuance of 127,575 warrants with an exercise price of $4.50 per share in December 2016. Those 127,575 warrants were issued in connection with the issuance of our December 2016 10% Convertible Notes (see Note 4).

The third warrant issuance during the fiscal year was our March 22, 2017 equity financing with certain institutional investors (the “Investors”) for the sale of 575,000 shares (the “Common Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $3.50 per share, in a registered direct offering. Concurrently with the sale of the Common Shares, pursuant to the Purchase Agreement, we also sold in a private placement warrants to purchase 575,000 shares of Common Stock (the “Warrants”). Subject to certain ownership limitations, the Warrants will be initially exercisable commencing six months from the issuance date at an exercise price equal to $3.95 per share of Common Stock, subject to adjustments as provided under the terms of the Warrants. The Warrants will be exercisable for five years from the initial exercise date.

The purchase agreement also covered the exchange of 264,000 warrants issued to the purchasers thereunder in December 2014 for 198,000 shares of our common stock. Further, in exchange for certain waivers given by the purchasers and certain other investors in a private placement of the Company in June 2015, the warrants issued in such private placement were amended to (i) reduce the exercise price to $3.95 per share, (ii) make the warrants non-exercisable for a period of six months from the date of amendment, and (iii) extend the term of those warrants by six months.

We also entered into an engagement letter (the “Engagement Letter”) with Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (“Rodman”), pursuant to which Rodman agreed to serve as exclusive placement agent for the issuance and sale of the Common Shares and Warrants. In addition to a cash placement fee equal to 6% of the gross proceeds received by us from the sale of the securities in the transaction, we also agreed to grant to Rodman or its designees warrants to purchase up to 3% of the aggregate number of shares sold in the transaction (the “Rodman Warrants”). The Rodman Warrants have substantially the same terms as the Warrants, except that the exercise price is 125% of $3.50.

Based on the above assumptions, we valued the warrants issued during the fiscal year ended March 31, 2017 as follows:

•	The 30,000 warrants issued in June 2016 were valued at $111,900 and we classified that fair value as equity.

•	The 127,575 warrants issued in December 2016 were valued at $380,174 and we classified $232,718 of that fair value as debt discount and the remainder as equity.
•	The 575,000 warrants issued in March 2017 were valued at $1,493,390 and we classified that fair value as equity.
•	In connection with our March 2017 financing, we agreed to reduce the exercise price on 547,620 warrants from $6.30 to $3.44. We valued the change in fair value due to the change in exercise price at $219,048 and classified that fair value as equity.
•	Also in connection with our March 2017 financing, we agreed with the investor in that financing to exchange 198,000 shares for the return and cancellation of 264,000 warrants. We calculated the fair value of those 264,000 warrants at $528,000 and classified the impact of this share for warrant exchange as equity due to the integral connection with the March 2017 financing.

A summary of the aggregate warrant activity for the years ended March 31, 2017 and 2016 is presented below:

	Fiscal Year Ended March 31,
	2017		2016
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	2,164,094	$6.68	1,430,738	$6.84
Granted	749,825	$4.10	746,657	$6.30
Exercised	(2,660)	$6.25	(12,049)	$2.15
Cancelled/Forfeited	(307,163)	$5.18	(1,252)	$2.10
Outstanding, end of year	2,604,096	$3.64	2,164,094	$6.68
Exercisable, end of year	2,604,096	$3.64	2,164,094	$6.68
Weighted average estimated fair value of warrants granted		$2.65		$5.11

The following outlines the significant weighted average assumptions used to estimate the fair value of warrants granted utilizing the Binomial Lattice option pricing model:

	Year Ended March 31,
	2017	2016
Risk free interest rate	0.7% - 1.93%	1.70%
Average expected life	3.42 – 5.5 years	5 years
Expected volatility	88.2% - 96.0%	98.6%
Expected dividends	None	None

The expected volatility was based on the historic volatility. The expected life of options granted was based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

The detail of the warrants outstanding and exercisable as of March 31, 2017 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$5.00 or Below	1,860,101	3.78	$3.67	1,860,101	$3.67
$5.20 - $9.00	711,067	2.77	$6.47	705,067	$6.47
$9.65 - $15.00	32,928	2.37	$12.32	32,928	$12.32
	2,604,096			2,604,096

STOCK-BASED COMPENSATION:

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

At March 31, 2017, we had 2,241,549 shares available under this plan.

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

At March 31, 2017, we had issued 26,757 options under the 2005 program to outside directors and 79,309 options to employee-directors, 21,756 outside directors’ options had been forfeited, 5,000 outside directors’ options had been exercised, 79,309 employee-directors’ options had been forfeited and no options under the 2005 program remained outstanding.

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

To each of our non-employee directors, Mr. Franklyn S. Barry, Jr., Mr. Edward G. Broenniman and Dr. Chetan S. Shah, 16,432 RSUs valued at an aggregate of $105,000, based on the average of the closing prices of the common stock for the five trading days preceding and including August 9, 2016. These grants represent (a) $70,000 worth of RSUs representing two years of grants under the amended 2012 Non-Employee Directors Compensation Program (the “2012 Program”) because more than two years have elapsed since Messrs. Barry and Broenniman and Dr. Shah received grants under the program, all of which RSUs are deemed vested upon grant and (b) $35,000 worth of RSUs representing the grant covering the fiscal year ending March 31, 2017, of which one-quarter were deemed vested upon grant and the remaining portion vested ratably at September 30, 2016, at December 31, 2016 and at March 31, 2017.

The RSUs were granted under our Amended 2010 Stock Incentive Plan and we recorded expense of $2,076,535 in the fiscal year ended March 31, 2017 related to the RSU grants.

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

The RSU grants and the changes to the 2012 Program were approved and recommended by our Compensation Committee prior to approval by the Board.

RSUs outstanding that have vested and are expected to vest as of March 31, 2017 are as follows:

Number of RSUs
Vested	46,125
Expected to vest	507,375
Total	553,500

During the fiscal year ended March 31, 2017, 36,150 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As two of our three outside directors elected to return 40% of their RSU’s in exchange for cash in order to pay their withholding taxes on the share issuances, 13,146 of the RSUs were cancelled and we paid a total of $75,550 in cash to those two outside directors.

Also during the fiscal year ended March 31, 2017, 184,500 RSUs held by our executives were exchanged into the same number of shares of our common stock. Upon vesting, the RSUs held by our executives were net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. Total payments for the employees’ tax obligations to the taxing authorities are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. As a result of the net share-settlements, 70,786 of the RSUs were cancelled and we issued a net 113,714 shares to our executives.

STAND-ALONE GRANTS

From time to time our Board of Directors grants common stock or common share purchase options or warrants to selected directors, officers, employees and consultants as equity compensation to such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

STOCK OPTION ACTIVITY

There were no stock option grants during the fiscal years ended March 31, 2017 and March 31, 2016. There was no stock option activity during the fiscal year ended March 31, 2017 other than the expiration of 6,500 stock options during the period.

The following is a summary of the stock options outstanding at March 31, 2017 and 2016 and the changes during the years then ended:

	Fiscal Year Ended March 31,
	2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	438,547	$10.94	501,690		$11.00
Granted	–	N/A	–	$	N/A
Exercised	–	N/A	–	$	N/A
Cancelled/Forfeited	(6,500)	$7.96	(63,143)		$11.45
Outstanding, end of year	432,047	$10.98	438,547		$10.94
Exercisable, end of year	414,547	$11.24	388,414		$11.53
Weighted average estimated fair value of options granted		N/A		$	N/A

The detail of the options outstanding and exercisable as of March 31, 2017 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$3.80 - $9.50	184,047	6.70 years	$6.82	166,547	$6.86
$12.50	163,000	3.39 years	$12.50	163,000	$12.50
$18.00 - $20.50	85,000	1.02 years	$19.03	85,000	$19.03
	432,047			414,547

We recorded stock-based compensation expense related to share issuances and to options granted totaling $2,186,309 and $202,844 for the fiscal years ended March 31, 2017 and 2016, respectively. These expenses were recorded as stock compensation included in payroll and related expenses in the accompanying consolidated statement of operations for the years ended March 31, 2017 and 2016.

Our total stock-based compensation for fiscal years ended March 31, 2017 and 2016 included the following:

	Fiscal Year Ended
	March 31, 2017	March 31, 2016
Vesting of stock options	$2,186,309	$202,844
Total Stock-Based Compensation	$2,186,309	$202,844

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2017 was insignificant.

As of March 31, 2017, we had $3,203,208 of remaining unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average remaining vesting period of 2.62 years.

On March 31, 2017, our stock options had a negative intrinsic value since the closing price on that date of $3.27 per share was below the weighted average exercise price of our stock options.

6. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Historically, certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. There were no such related party transactions during the fiscal year ended March 31, 2017 except that we had accrued unpaid Board fees of $28,250 owed to our outside directors as of March 31, 2017.

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	March 31, 2017	March 31, 2016
Accrued interest	$5,391	$74,038
Other accrued liabilities	64,076	62,657
Total other current liabilities	$69,467	$136,695

8. INCOME TAXES

For the years ended March 31, 2017 and 2016, we had no income tax expense due to our net operating losses and 100% deferred tax asset valuation allowance.

At March 31, 2017 and 2016, we had net deferred tax assets as detailed below. These deferred tax assets are primarily composed of capitalized research and development costs and tax net operating loss carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a 100% valuation has been established to offset the net deferred tax assets.

Significant components of our net deferred tax assets at March 31, 2017 and 2016 are shown below:

	YEAR ENDED MARCH 31,
	2017	2016

Deferred tax assets:
Capitalized research and development	$3,442,000	$3,442,000
Net operating loss carryforwards	22,060,000	20,126,000
Stock compensation	318,000	–
Total deferred tax assets	25,820,000	23,568,000

Total deferred tax liabilities	–	–

Net deferred tax assets	25,820,000	23,568,000
Valuation allowance for deferred tax assets	(25,820,000)	(23,568,000)

Net deferred tax assets	$–	$–

At March 31, 2017, we had tax net operating loss carryforwards for federal and state purposes approximating $57 million and $45 million, which begin to expire in the year 2023.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the years ended March 31, 2017 and 2016 due to the following:

	2017	2016

Income taxes (benefit) at federal statutory rate of 34%	$(2,484,000)	$(1,686,000)
State income tax, net of federal benefit	(438,000)	(298,000)
Tax effect on non-deductible expenses and credits	382,000	69,000
Change in valuation allowance[1]	2,540,000	1,915,000
	$–	$–

______________

(1) Pursuant to Internal Revenue Code Sections 382, use of our tax net operating loss carryforwards may be limited.

ASC 740, “Income Taxes”, clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements, and prescribes recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended March 31, 2017 and 2016, we did not recognize any interest or penalties relating to tax matters.

At and for the years ended March 31, 2017 and 2016, management does not believe the Company has any uncertain tax positions. Accordingly, there are no unrecognized tax benefits at March 31, 2017 or March 31, 2016.

Our tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state. We are currently not under examination by any taxing authorities.

9. DARPA CONTRACT AND RELATED REVENUE RECOGNITION

As discussed in Note 1, we entered into a contract with DARPA on September 30, 2011. Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers. The award from DARPA was a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract. Under the terms of the contract, we performed certain incremental work towards the achievement of specific milestones against which we invoiced the government for fixed payment amounts.

Originally, only the base year (year one of the contract) was effective for the parties; however, DARPA subsequently exercised its option on the remaining years of the contract. The milestones were comprised of planning, engineering and clinical targets, the achievement of which in some cases required the participation and contribution of third-party participants under the contract. We commenced work under the contract in October 2011 and completed the contract in September 2016.

In February 2014, DARPA reduced the scope of our contract in years three through five of the contract. The reduction in scope focused our research on exosomes, viruses and blood processing instrumentation. This scope reduction reduced the possible payments under the contract by $858,469 over years three through five.

In the fiscal year ended March 31, 2017, we invoiced the U.S. Government for the final two milestones under our DARPA contract in the aggregate amount of $387,438. In the fiscal year ended March 31, 2016, we invoiced the U.S. Government for four milestones under our DARPA contract in the amount of $863,011.

Fiscal Year Ended March 31, 2017

In the fiscal year ended March 31, 2017, we invoiced the U.S. Government for the final two milestones under our DARPA contract in the aggregate amount of $387,438.

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

The following tables set forth certain information regarding our segments:

	Fiscal Years Ended March 31,
	2017	2016
Revenues:
Aethlon	$392,073	$886,572
ESI	–	–
Total Revenues	$392,073	$886,572

Operating Losses:
Aethlon	$(5,945,293)	$(3,953,402)
ESI	(153,064)	(431,432)
Total Operating Loss	$(6,098,357)	$(4,384,834)

Net Losses:
Aethlon	$(7,153,662)	$(4,527,184)
ESI	(153,064)	(431,432)
Net Loss Before Non-Controlling Interests	$(7,306,726)	$(4,958,616)

Cash:
Aethlon	$1,558,667	$2,114,285
ESI	1,034	9,452
Total Cash	$1,559,701	$2,123,737

Total Assets:
Aethlon	$1,698,249	$2,475,686
ESI	28,119	53,430
Total Assets	$1,726,368	$2,529,116

Capital Expenditures:
Aethlon	$16,433	$9,307
ESI	–	–
Capital Expenditures	$16,433	$9,307

Depreciation and Amortization:
Aethlon	$22,370	$18,943
ESI	10,043	19,581
Total Depreciation and Amortization	$32,413	$38,524

Interest Expense:
Aethlon	$304,330	$573,782
ESI	–	–
Total Interest Expense	$304,330	$573,782

11. SUBSEQUENT EVENTS

Management has evaluated events subsequent to March 31, 2017 through the date that the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In April 2017, we agreed with two individual investors to exchange 11,497 restricted shares for the cancellation of 22,993 warrants.

In April 2017, we issued 15,000 shares of restricted common stock at a price of $2.24 per share in payment for digital communications consulting services valued at $33,600 based on the value of the services provided.

In April 2014, we terminated a previously recorded but unissued share issuance of 68,000 shares under a fully vested restricted stock grant to our CEO and issued to him 32,674 shares as a net settlement of shares and the Company paid the withholding taxes associated with that share issuance in return for the cancellation of 35,326 shares. The compensation cost of that restricted stock grant had been fully recorded over prior fiscal years, therefore no expense was recorded regarding this net issuance.

In April 2017, 46,125 RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 23,655 of the RSUs were cancelled and we issued a net 22,470 shares to our executives.

In the period since March 31, 2017, sold 1,000 shares of common stock under our Common Stock Sales Agreement with H.C. Wainwright. We raised aggregate net proceeds of $1,903 (net of $63 in commissions to H.C. Wainwright and $133 in other offering expenses) under this agreement at an average price of $1.90 per share of net proceeds.

In June 2017, we issued options to four of our employees to purchase 34,500 shares of common stock at a price of $1.68 per share, the closing price on the date of the approval of the option grants by our compensation committee.

In June 2017, we entered into an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares in exchange for the cancellation of 77,125 warrants held by those investors. Additionally, we agreed with those investors that they would extend the expiration dates of convertible notes held by those investors from July 1, 2018 to July 1, 2019 in exchange for the reduction of the conversion price of those notes from $4.00 per share to $3.00 per share.

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

In February 2016, we entered into a part-time consulting agreement with Tullis. Under that agreement, Tullis continued to provide services under the terms of a consulting agreement with us. In connection with the change in his employment, Tullis resigned as our Vice President. Under the consulting agreement, Tullis rendered approximately twenty (20) hours per week of such services, for which we paid him a consulting fee of $10,000 per month. The term of the consulting agreement was for an initial sixty-day period and, unless terminated earlier by either party, shall automatically extend for additional one-month periods. Either party to the consulting agreement may terminate it upon 30 day’s prior written notice to the other party.

Concurrently with the entry into the consulting agreement, Tullis and the Company mutually agreed to terminate his employment agreement with us.

In November 2016, the scope of the consulting agreement was amended to reduce the hours from 20 hours per week to 20 hours per month with a reduction in monthly consulting fees from the original $10,000 per month to $4,000 per month.

Then in February 2017, the scope of the consulting agreement was further amended to reduce the hours from 20 hours per month to 10 hours per month with a reduction in monthly consulting fees from $4,000 per month to $2,000 per month.

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

Rent expense, which is included in general and administrative expenses, approximated $151,000 and $144,000 for the fiscal years ended March 31, 2017 and 2016, respectively. As of March 31, 2017, our commitments under the lease agreements are as follows:

	Fiscal Year Ending
	2018	2019
9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123 office lease	$78,156	$21,446

11585 Sorrento Valley Road, Suite 109, San Diego, CA 92121 office lease	47,054	–

Total Lease Commitments	$125,210	$21,446

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

