Form 10-Q
period 2017-06-30
AETHLON MEDICAL INC
filed 2017-08-10
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☐    NO   ☒

As of August 10, 2017, the registrant had outstanding 8,897,323 shares of common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$327,206	$1,559,701
Prepaid expenses and other current assets	38,450	37,551
Total current assets	365,656	1,597,252

Property and equipment, net	45,893	29,223
Patents and patents pending, net	82,705	84,996
Deposits	14,897	14,897
Total assets	$509,151	$1,726,368

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable	$277,094	$484,423
Due to related parties	48,366	57,866
Other current liabilities	82,845	69,467
Total current liabilities	408,305	611,756

Convertible notes payable, net	1,050,911	519,200

Total liabilities	1,459,216	1,130,956

Commitments and Contingencies (Note 13)

Stockholders’ (Deficit) Equity
Common stock, par value $0.001 per share; 30,000,000 shares authorized as of June 30, 2017 and March 31, 2017; 8,869,571 and 8,797,086 shares issued and outstanding as of June 30, 2017 and March 31, 2017, respectively	8,869	8,796
Additional paid-in capital	94,745,740	94,445,739
Accumulated deficit	(95,619,939)	(93,778,156)
Total Aethlon Medical, Inc. stockholders’ (deficit) equity before noncontrolling interests	(865,330)	676,379

Noncontrolling interests	(84,735)	(80,967)

Total stockholders’ (deficit) equity	(950,065)	595,412

Total liabilities and stockholders’ (deficit) equity	$509,151	$1,726,368

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016

REVENUES

Government contract revenue	$–	$4,635
Total revenues	–	4,635

OPERATING EXPENSES
Professional fees	343,023	567,749
Payroll and related expenses	630,227	344,987
General and administrative	186,999	223,551
Total operating expenses	1,160,249	1,136,287
OPERATING LOSS	(1,160,249)	(1,131,652)

OTHER EXPENSE
Interest and other debt expenses	188,604	42,167
Loss on debt extinguishment	376,909	616,889
Loss on share for warrant exchanges	119,789	–
Warrant repricing expense	–	345,841
Total other expense	685,302	1,004,897

NET LOSS BEFORE NONCONTROLLING INTERESTS	(1,845,551)	(2,136,549)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,769)	(7,732)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,841,782)	$(2,128,817)

BASIC AND DILUTED LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS	$(0.21)	$(0.28)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	8,805,522	7,622,393

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Cash flows from operating activities:
Net loss	$(1,845,551)	$(2,136,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,326	10,218
Stock based compensation	280,911	50,710
Loss on warrant repricing	–	345,841
Common stock issued for services	33,600	–
Loss on share for warrant exchanges	119,789	–
Loss on debt extinguishment	376,909	616,889
Amortization of debt discount and deferred financing costs	154,802	27,641
Changes in operating assets and liabilities:
Accounts receivable	–	199,471
Prepaid expenses and other current assets	(899)	30,462
Accounts payable and other current liabilities	(193,951)	144,246
Due to related parties	(9,500)	(116,862)
Net cash used in operating activities	(1,074,564)	(827,933)

Cash flows from investing activities:
Purchases of property and equipment	(23,705)	(1,545)
Net cash used in investing activities	(23,705)	(1,545)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	1,903	–
Cash paid for repurchase of restricted stock units	(136,129)	–
Net cash used in financing activities	(134,226)	–

Net decrease in cash	(1,232,495)	(829,478)

Cash at beginning of period	1,559,701	2,123,737

Cash at end of period	$327,206	$1,294,259

Supplemental disclosures of non-cash investing and financing activities:

Debt discount on convertible notes payable	$242,299	$75,994

Issuance of shares under vested restricted stock units	$22	$–

Reclassification of accrued interest to convertible notes payable	$–	$85,031

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2017

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

ORGANIZATION

Aethlon Medical, Inc. and subsidiary (“Aethlon”, the “Company”, “we” or “us”) is a medical device company focused on creating innovative devices that address unmet medical needs in in global health and biodefense.

We create medical technologies to address unmet needs in global health and biodefense. The Aethlon Hemopurifier® is a clinical-stage therapeutic device that eliminates life-threatening viruses from the circulatory system of infected individuals. We believe the Aethlon Hemopurifier® can achieve the broad-spectrum countermeasure goal set forth by the U.S. Department of Health and Human Services (HHS). The device has been validated to capture Ebola, Zika, Lassa, MERS-CoV, HIV, Hepatitis C, Cytomegalovirus, Epstein-Barr, Herpes Simplex, Chikungunya, Dengue, West Nile, Smallpox related viruses, H1N1 Swine Flu, H5N1 Bird Flu, and the reconstructed Spanish flu virus of 1918. At present, the Hemopurifier is being advanced under an FDA approved clinical study. Aethlon is also the majority owner of Exosome Sciences, Inc., a company focused on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases.

On June 25, 2013, the United States Food and Drug Administration (FDA) approved an Investigational Device Exemption (IDE) that allows us to initiate human feasibility studies of the Aethlon Hemopurifier® in the U.S. We ended the treatment phase of that study after treating eight end-stage renal disease patients who were infected with the Hepatitis C virus (HCV) to demonstrate the safety of Hemopurifier therapy. Successful completion of this study, including submission to and acceptance by the FDA of the final study documents and related patient treatment data, will allow us the opportunity to initiate pivotal studies that are required for market clearance to treat HCV and other disease conditions in the U.S.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended June 30, 2017, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2017, included in the Company's Annual Report on Form 10-K filed with the SEC on June 28, 2017. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial statements as of and for the three months ended June 30, 2017, and the condensed consolidated statement of cash flows for the three months ended June 30, 2017. Estimates were made relating to useful lives of fixed assets, valuation allowances, the fair value of warrants, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current presentation. Such reclassifications did not affect net loss, equity or cash flows. The accompanying condensed consolidated balance sheet at March 31, 2017 has been derived from the audited consolidated balance sheet at March 31, 2017, contained in the above referenced 10-K. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

On March 31, 2016, we filed a Certificate of Amendment to our Articles of Incorporation to increase our authorized common stock from 10,000,000 to 30,000,000 shares. Our stockholders approved the amendment at our annual meeting of stockholders held on March 29, 2016.

LIQUIDITY AND GOING CONCERN

Management does not expect existing cash as of June 30, 2017 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these interim financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2017, the Company has incurred losses totaling approximately $95,620,000 since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after these consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, including an equity offering of up to $7.5 million based on a registration statement on Form S-1 that we filed with the SEC on July 31, 2017, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

2. LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of computation. The weighted average number of common shares outstanding for the three months ended June 30, 2017 includes 46,125 vested restricted stock units. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued, if such additional common shares were dilutive. Since we had net losses for all periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded as their effect would be antidilutive.

As of June 30, 2017 and 2016, a total of 3,893,303 and 2,771,780 potential common shares, consisting of shares underlying outstanding stock options, warrants, unvested restricted stock units and convertible notes payable were excluded as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three month periods ended June 30, 2017 and 2016, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	June 30,	June 30,
	2017	2016
Three months ended	$157,463	$117,664

4. FUTURE ACCOUNTING PRONOUNCEMENTS

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

5. CONVERTIBLE NOTES PAYABLE, NET

Convertible Notes Payable, Net consisted of the following at June 30, 2017:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable, Net – Non-Current Portion:
November 2014 10% Convertible Notes	$612,811	$(114,850)	$497,961	$17,875
December 2016 10% Convertible Notes	680,400	(127,450)	552,950	19,846
Total Convertible Notes Payable, Net	$1,293,211	$(242,300)	$1,050,911	$37,721

During the three months ended June 30, 2017, we recorded interest expense of $33,802 related to the contractual interest rates of our convertible notes and interest expense of $154,802 related to the amortization of the note discount for a total interest expense of $188,604 related to our convertible notes in the three months ended June 30, 2017. All of the unamortized discount at June 30, 2017 related to the note discount established upon the June 2017 amendment to the November 2014 10% Convertible Notes and to the December 2016 10% Convertible Notes (see below).

Convertible Notes Payable, Net consisted of the following at March 31, 2017 (our most recent fiscal year end):

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

The modification of the Notes was evaluated under FASB Accounting Standards Codification (“ASC”) Topic No. 470-50-40, “Debt Modification and Extinguishments” (“ASC 470-50-40”). Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. As a result, we recorded a loss on debt extinguishment of $536,889 and recognized an extension fee expense of $80,000, which are included in other (income) expenses in the accompanying condensed consolidated statements of operations. The debt extinguishment is comprised from the fair value of prior warrants issued in connection with the Notes of $287,676, as well as $325,206 related to beneficial conversion feature and offset by debt discount of $75,993. The beneficial conversion feature is a result of the effective conversion price of the new Notes being less than the market price of the underlying common stock on the date of modification.

Third Amendment and Extension of the November 2014 10% Convertible Notes

In connection with the issuance of the December 2016 10% Convertible Notes, the conversion price of the November 2014 10% Convertible Notes was reduced from $5.00 to $4.00 per share and the expiration date of the November 2014 10% Convertible Notes was extended from July 1, 2017 to July 1, 2018.

The modification of the Notes was evaluated under ASC 470-50-40 and the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. As a result, we recorded a gain on debt extinguishment of $58,691, which is included in other (income) expenses in the accompanying condensed consolidated statements of operations. The recording of the modified Notes resulted in a beneficial conversion of $233,748 which is the result of the effective conversion price of the new Notes being less than the market price of the underlying common stock on the date of modification.

June 2017 Amendment to the November 2014 10% Convertible Notes

In June 2017, we agreed with the holders of the November 2014 10% Convertible Notes to an extension of the expiration dates of the notes from July 1, 2018 to July 1, 2019 in exchange for the reduction of the conversion price of those notes from $4.00 per share to $3.00 per share. The modification of the Notes was evaluated under ASC 470-50-40 and the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. Under the extinguishment accounting we recorded a loss on debt extinguishment of $178,655 and recalculated a revised debt discount on the notes.

The following table shows the changes to the principal balance of the November 2014 10% Convertible Notes:

Activity in the November 2014 10% Convertible Notes
Initial principal balance	$527,780
Increase in principal balance under the second amendment (see above)	165,031
Conversions during the fiscal year ended March 31, 2017	(80,000)
Balance as of June 30, 2017	$612,811

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

June 2017 Amendment to the December 2016 10% Convertible Notes

In June 2017, we agreed with the holders of the December 2016 10% Convertible Notes to an extension of the expiration dates of the notes from July 1, 2018 to July 1, 2019 in exchange for the reduction of the conversion price of those notes from $4.00 per share to $3.00 per share. The modification of the notes was evaluated under ASC 470-50-40 and the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. Under the extinguishment accounting we recorded a loss on debt extinguishment of $198,254 and recalculated a revised debt discount on the notes.

There have been no conversions of principal on the December 2016 10% Convertible Notes through June 30, 2017.

6. EQUITY TRANSACTIONS IN THE THREE MONTHS ENDED JUNE 30, 2017

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

In July 2016, we commenced sales of common stock under our Common Stock Sales Agreement with H.C. Wainwright. In the three months ended June 30, 2017, we raised aggregate net proceeds of $1,903 (net of $63 in commissions to H.C. Wainwright and $133 in other offering expenses) under this agreement through the sale of 1,000 shares at an average price of $1.90 per share of net proceeds.

Restricted Shares Issued for Services

During the three months ended June 30, 2017, we issued 15,000 shares of restricted common stock at a price of $2.24 per share, the market price at time of issuance, in payment for investor relations consulting services valued at $33,600 based on the value of the services provided.

Share for Warrant Exchanges

During the three months ended June 30, 2017, we agreed with two individual investors to exchange 11,497 restricted shares for the cancellation of 22,993 warrants.

Also during the three months ended June 30, 2017, we entered into an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares in exchange for the cancellation of 77,125 warrants held by those investors. Additionally, we agreed with those investors that they would extend the expiration dates of convertible notes held by those investors from July 1, 2018 to July 1, 2019 in exchange for the reduction of the conversion price of those notes from $4.00 per share to $3.00 per share (see Note 5). Based upon the fair value of the shares issued and warrants exchanged, we recorded a loss of $119,789 during the three months ended June 30, 2017 for all of the above share for warrant exchanges.

Stock Option Issuances

During the three months ended June 30, 2017, we issued options to four of our employees to purchase 34,500 shares of common stock at an exercise price of $1.68 per share, the closing price on the date of the approval of the option grants by our compensation committee (see Note 9).

Termination of Restricted Share Grant

During the three months ended June 30, 2017, we terminated a previously recorded but unissued share issuance of 68,000 shares under a fully vested restricted stock grant to our CEO and issued to him 32,674 shares as a net settlement of shares and the Company paid the withholding taxes associated with that share issuance in return for the cancellation of 35,326 shares. The compensation cost of that restricted stock grant had been fully recorded over prior fiscal years, therefore no expense was recorded regarding this net issuance.

Restricted Stock Unit Grants to Executive Officers

During the three months ended June 30, 2017, 46,125 RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 23,655 of the RSUs were cancelled and we issued a net 22,470 shares to our executives (see Note 9).

7. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

During the three months June 30, 2017 we accrued unpaid Board fees of $18,750 owed to our outside directors as of June 30, 2017.

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	June 30,	March 31,
	2016	2017
Accrued interest	$37,721	$5,391
Other accrued liabilities	45,124	64,076
Total other current liabilities	$82,845	$69,467

9. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to Restricted Stock Units (“RSU”s) and options granted and the effect on basic and diluted loss per common share during the three month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Vesting of stock options and restricted stock units	$280,911	$50,710
Total stock-based compensation expense	$280,911	$50,710

Weighted average number of common shares outstanding – basic and diluted	8,805,522	7,622,393

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.03)	$(0.01)

All of the stock-based compensation expense recorded during the three months ended June 30, 2017 and 2016, which totaled $280,911 and $50,710, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended June 30, 2017 was insignificant.

Restricted Stock Unit Grants to Directors and Executive Officers

On August 9, 2016, our Board of Directors (the “Board”) granted RSUs to certain of our officers and directors. The RSUs represent the right to be issued on a future date shares of our common stock for vested RSUs. Our Compensation Committee recommended the grants based on a compensation assessment provided by a third-party compensation consulting firm engaged by us that developed a peer group of companies for market assessment and analyzed compensation at such companies.

The RSUs were granted under our Amended 2010 Stock Incentive Plan and we recorded expense of $260,699 in the three months ended June 30, 2017 related to the RSU grants.

RSUs outstanding that have vested and are expected to vest as of June 30, 2017 are as follows:

Number of RSUs
Vested	46,125
Expected to vest	461,250
Total	507,375

During the three months ended June 30, 2017, 46,125 vested RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 23,655 of the RSUs were cancelled and we issued a net 22,470 shares to our executives.

Stock Option Activity

During the three months ended June 30, 2017, we issued options to four of our employees to purchase 34,500 shares of common stock at a price of $1.68 per share, the closing price on the date of the approval of the option grants by our compensation committee. There were no stock option grants during the three months ended June 30, 2016.

Options outstanding that have vested and are expected to vest as of June 30, 2017 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Vested	414,547	$11.24	4.05
Expected to vest	52,000	$2.80	8.71
Total	466,547

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to stock option grants utilizing the Binomial Lattice option pricing models at, and during the three months ended June 30, 2017:

Risk free interest rate	2.21%
Average expected life	10 years
Expected volatility	92.14%
Expected dividends	None

The expected volatility was based on the historic volatility. The expected life of options granted was based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

A summary of stock option activity during the three months ended June 30, 2017 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2017	432,047	$3.80-$20.50	$10.98
Exercised	–	–	–
Granted	34,500	$1.68	$1.68
Cancelled/Expired	–	–	–
Stock options outstanding at June 30, 2017	466,547	$1.68-$20.50	$10.30
Stock options exercisable at June 30, 2017	414,547	$3.80-$20.50	$11.24

On June 30, 2017, our stock options had no intrinsic value since the closing price on that date of $2.14 per share was below the weighted average exercise price of our stock options.

At June 30, 2017, there was approximately $2,666,508 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 2.37 years.

10. WARRANTS

During the three months ended June 30, 2017, we did not issue any warrants

A summary of warrant activity during the three months ended June 30, 2017 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2017	2,604,096	$2.10 - $15.00	$3.64
Exercised	–	n/a	n/a
Issued	–	n/a	n/a
Cancelled/Expired	(128,357)	$5.00 –$9.00	$5.80
Warrants outstanding at June 30, 2017	2,475,739	$2.10 - $15.00	$3.47
Warrants exercisable at June 30, 2017	2,475,739	$2.10 - $15.00	$3.47

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models at, and during the three months ended June 30, 2016:

Risk free interest rate	0.79% – 1.38%
Average expected life	3 months – 2.33 years
Expected volatility	68% – 111%
Expected dividends	None

The expected volatility was based on the historic volatility. The expected life of options granted was based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

Based on the above assumptions, we valued the warrants that were exchanged for common stock (see Note 6) during the three months ended June 30, 2017 at $119,789.

11. DARPA CONTRACT AND RELATED REVENUE RECOGNITION

As discussed in Note 1, we entered into a contract with Defense Advanced Research Projects Agency (“DARPA”) on September 30, 2011. Under the DARPA award, we have been engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers. The award from DARPA was a fixed-price contract with potential total payments to us of $6,794,389 over the course of five years. Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each year of the contract. Under the terms of the contract, we performed certain incremental work towards the achievement of specific milestones against which we invoiced the government for fixed payment amounts.

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

The DARPA contract concluded on September 30, 2016. Also, during the three months ended June 30, 2016, we did not invoice the U.S. Government for any milestones.

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

The following tables set forth certain information regarding our segments:

	Three Months Ended June 30,
	2017	2016
Revenues:
Aethlon	$–	$4,635
ESI	–	–
Total Revenues	$392,073	$4,635

Operating Losses:
Aethlon	$(1,141,406)	$(1,092,990)
ESI	(18,843)	(38,662)
Total Operating Loss	$(1,160,249)	$(1,131,652)

Net Losses:
Aethlon	$(1,826,708)	$(2,097,887)
ESI	(18,843)	(38,662)
Net Loss Before Non-Controlling Interests	$(1,845,551)	$(2,136,549)

Cash:
Aethlon	$326,464	$1,291,537
ESI	742	2,722
Total Cash	$327,206	$1,294,259

Total Assets:
Aethlon	$492,324	$1,419,226
ESI	16,827	41,806
Total Assets	$509,151	$1,461,032

Capital Expenditures:
Aethlon	$23,705	$1,545
ESI	–	–
Capital Expenditures	$23,705	$1,545

Depreciation and Amortization:
Aethlon	$9,326	$5,323
ESI	–	4,895
Total Depreciation and Amortization	$9,326	$10,218

Interest Expense:
Aethlon	$(188,604)	$(42,167)
ESI	–	–
Total Interest Expense	$(188,604)	$(42,167)

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

Rent expense, which is included in general and administrative expenses, approximated $35,000 and $34,000 for the three month periods ended June 30, 2017 and 2016, respectively.

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

14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2017 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Subsequent to June 30, 2017, we continued selling common stock under our Common Stock Sales Agreement with H.C. Wainwright (see Note 6). Between the period of July 1, 2017 through August 10, 2017, we raised net proceeds of $40,377 (after deducting $1,290 in commissions to H.C. Wainwright and $1,326 in other offering expenses) utilizing the sales agreement through the sale of 22,252 shares at an average price of $1.81 per share of net proceeds.

Also subsequent to June 30, 2017, we agreed with a former placement agent to exchange 5,500 restricted shares for the cancellation of 11,000 warrants.

On July 31, 2017, we filed an S-1 registration statement with the SEC to raise up to $7.5 million through the sale of common stock and warrants. We engaged H.C. Wainwright & Co, LLC as our exclusive placement agent on the financing.

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

On June 25, 2013, the United States Food and Drug Administration (FDA) approved an Investigational Device Exemption (IDE) that allows us to initiate human feasibility studies of the Aethlon Hemopurifier® in the U.S. We ended the treatment phase of that study after treating eight end-stage renal disease patients who were infected with the Hepatitis C virus (HCV) to demonstrate the safety of Hemopurifier therapy. Successful completion of this study, including submission to and acceptance by the FDA of the final study documents and related patient treatment data, will allow us the opportunity to initiate pivotal studies that are required for market clearance to treat HCV and other disease conditions in the U.S.

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

On August 1, 2017, we received written notification from the Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, based upon our continued non-compliance with the minimum $35,000,000 market value of listed securities (“MVLS”) requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(b)(2) (the “Rule”), the Staff had determined to delist our securities from Nasdaq (the “Staff Determination”) unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”), which we timely requested on August 8, 2017.

This request will stay any suspension or delisting action by Nasdaq at least until the hearing process concludes and any extension granted by the Panel expires. At the hearing, we will present our plan to evidence compliance with the Rule, or in the alternative with Rule 5550(b)(1), the stockholders’ equity requirement, and request an extension of time within which to do so.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

Revenues

We did not record any government contract revenue in the three months ended June 30, 2017 and we recorded government contract revenue in the three months ended June 30, 2016. This revenue arose from work performed under our government subcontract with Battelle Memorial Institute as follows:

	Three Months Ended 6/30/17	Three Months Ended 6/30/16	Change in Dollars
Battelle Subcontract	–	4,635	(4,635)
Total Government Contract Revenue	$–	$4,635	$(4,635)

DARPA Contract

Previously, we generated contract revenue under a contract with DARPA that we entered into on September 30, 2011. Under the DARPA award, we were engaged to develop a therapeutic device to reduce the incidence of sepsis, a fatal bloodstream infection that often results in the death of combat-injured soldiers. That contract was completed on September 30, 2016 and the related subcontract with Battelle was completed in March 2017.

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2017 were $1,160,249 in comparison with $1,136,287 for the comparable period a year ago. This increase of $23,962, or 2.1%, was due to increases in payroll and related expenses of $285,240, which was partially offset by a $224,726 decrease in professional fees and a $36,552 decrease in general and administrative expenses.

The $285,240 increase in payroll and related expenses was primarily due to a $230,200 increase in stock-based compensation. The increase in stock-based compensation was due to the RSU grants to our officers and directors in August 2016. Our cash-based payroll and related expenses increased by $55,040 due to headcount additions in our scientific staff.

The $224,726 decrease in our professional fees was due to decreases in our non-DARPA-related professional fees of $208,236, in our DARPA-related professional fees of $11,600 and in our professional fees at ESI of $4,890. The $208,236 decrease in our non-DARPA-related professional fees was due to a $189,247 decrease in our legal fees, a $34,000 decrease in business development expenses, and a $25,993 decrease in our investor relations fees.

The $36,552 decrease in general and administrative expenses was primarily due to decreases of $21,264 in our DARPA-related general and administrative expenses and $14,706 in the general and administrative expenses at ESI.

Other Expense

Other expense during the three months ended June 30, 2017 and 2016 consisted of losses on debt extinguishment, warrant repricing expense, losses on share for warrant exchanges and interest expense. Other expense for the three months ended June 30, 2017 was other expense of $685,302 in comparison with other expense of $1,004,897 for the three months ended June 30, 2016.

The following table breaks out the various components of our other expense for both periods:

	Three Months Ended	Three Months Ended
	6/30/17	6/30/16	Change
Loss on Debt Extinguishment	$376,909	$616,889	$(239,980)
Loss on Warrant Repricing	–	345,841	(345,841)
Loss on Share for Warrant Exchanges	119,789	–	119,789
Interest Expense	188,604	42,167	146,437
Total Other Expense	$685,302	$1,004,897	$(319,595)

Loss on Debt Extinguishment

Our loss on debt extinguishment for the three months ended June 30, 2017 arose from a $376,909 loss associated with the June 2017 amendments to our convertible notes. This compared to a loss of debt extinguishment of $616,889 for the three months ended June 30, 2016 - see below for additional information.

June 2017 Amendments – The $376,909 loss on debt extinguishment in the three months ended June 30, 2017 arose from an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares in exchange for the cancellation of 77,125 warrants held by those investors (see Loss on Share for Warrant Exchanges below). Additionally, we agreed with those investors that they would extend the expiration dates of the convertible notes held by those investors from July 1, 2018 to July 1, 2019 in exchange for the reduction of the conversion price of those notes from $4.00 per share to $3.00 per share. The modification of the notes was evaluated under FASB Accounting Standards Codification (“ASC”) Topic No. 470-50-40, “Debt Modification and Extinguishments”. Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting.

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

This modification of the notes was also evaluated under ASC Topic No. 470-50-40, “Debt Modification and Extinguishments”. Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting.

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

Loss on Share for Warrant Exchanges

During the three months ended June 30, 2017, we agreed with two individual investors to exchange 11,497 restricted shares for the cancellation of 22,993 warrants. Additionally, during the period, we entered into an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares in exchange for the cancellation of 77,125 warrants held by those investors. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded losses for each of those exchanges based on the changes in fair value between the instruments exchanged.

Interest Expense

Interest expense was $188,604 for the three months ended June 30, 2017 compared to $42,167 in the corresponding prior period, an increase of $146,437. The various components of our interest expense are shown in the following table:

	Three Months Ended	Three Months Ended
	6/30/17	6/30/16	Change
Interest Expense	$33,802	$14,526	$19,276
Amortization of Deferred Financing Costs	–	27,641	(27,641)
Amortization of Note Discounts	154,802	–	154,802
Total Interest Expense	$188,604	$42,167	$146,437

As noted in the above table, the most significant factor in the $146,437 increase in interest expense was the $154,802 increase in the amortization of note discounts, which related to the amortization against the discount on our convertible notes. Other smaller factors in the change in our total interest were a $27,641 decrease in the amortization of deferred financing costs and a $19,276 increase in our contractual interest expense.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss before noncontrolling interests decreased from approximately $2,137,000 in the three month period ended June 30, 2016 to $1,846,000 in the three month period ended June 30, 2017.

Basic and diluted loss attributable to common stockholders were ($0.21) for the three month period ended June 30, 2017 compared to ($0.28) for the period ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2017, we had a cash balance of $327,206 and negative working capital of $42,649. This compares to a cash balance of $1,559,701 and working capital of $985,496 at March 31, 2017.

Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern. In addition, we will need to raise capital to complete the approved human clinical trial in the U.S. We anticipate the primary sources of this additional financing will be from an equity offering of up to $7.5 million based on a registration statement on Form S-1 that we filed with the SEC on July 31, 2017, proceeds from sales of common stock under our at-the-market offering program, from registered direct equity placements from our S-3 registration statement and from convertible debt financing.

On March 22, 2017, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”) for the sale of 575,000 shares (the “Common Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $3.50 per share, in a registered direct offering. Concurrently with the sale of the Common Shares, pursuant to the Purchase Agreement, we also sold in a private placement warrants to purchase 575,000 shares of Common Stock (the “Warrants”). The aggregate gross proceeds for the sale of the Common Shares and Warrants were approximately $2 million.  Subject to certain ownership limitations, the Warrants will be initially exercisable commencing six months from the issuance date at an exercise price equal to $3.95 per share of Common Stock, subject to adjustments as provided under the terms of the Warrants. The Warrants will be exercisable for five years from the initial exercise date.

The net proceeds to us from the transactions, after deducting the placement agent’s fees and expenses (not including the Wainwright Warrants, as defined below), our estimated offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants, were $1,804,250. We intend to use the net proceeds from the transactions for general corporate purposes.

During the fiscal year ended March 31, 2017, we also raised $955,105 from sales of our common stock under our ATM financing facility and subsequent to March 31, 2017 through the date of this filing, we have raised $42,279 from sales of our common stock under our ATM financing facility.

Those financings, coupled with previously existing funds on hand and revenues from our previous government contracts, have financed our operations through the first quarter of the fiscal year ending March 31, 2018. However, we will require significant additional financing to complete the current and expected additional future clinical trials in the U.S., as well as fund all of our continued research and development activities for the Hemopurifier through the twelve month period from the issuance date of these interim financial statements. In addition, as we expand our activities, our overhead costs to support personnel, laboratory materials and infrastructure will increase. Should the financing we require to sustain our working capital needs be unavailable to us on reasonable terms, if at all, when we require it, we may be unable to support our research and U.S. Food and Drug Administration, or FDA, clearance activities including our planned clinical trials. The failure to implement our research and clearance activities would have a material adverse effect on our ability to commercialize our products.

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

Going Concern

Management does not expect existing cash as of June 30, 2017 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these interim financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2017, the Company has incurred losses totaling approximately $95,620,000 since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, including an equity offering of up to $7.5 million based on a preliminary S-1 registration statement that we filed with the SEC on July 31, 2017, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the three months ended
	June 30, 2017	June 30, 2016
Cash used in:
Operating activities	$(1,075)	$(828)
Investing activities	(24)	(2)
Financing activities	(134)	–
Net decrease in cash	$(1,233)	$(830)

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $1,075,000 in the three months ended June 30, 2017 compared to $828,000 in the three months ended June 30, 2016, an increase of $247,000.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $24,000 of cash to purchase laboratory and office equipment in the three months ended June 30, 2017 compared to approximately $2,000 in the three months ended June 30, 2016.

NET CASH USED IN FINANCING ACTIVITIES. In the three months ended June 30, 2017 we used approximately $134,000 in our financing activities primarily due to the payment of approximately $136,000 for tax withholding on vested rights.

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

There have been no changes to our critical accounting policies as disclosed in our Form 10-K for the year ended March 31, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2017 and subsequent thereto through the date of filing this report, we agreed with two individual investors to exchange 11,497 restricted shares for the cancellation of 22,993 warrants.

Also during the three months ended June 30, 2017, we entered into an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares in exchange for the cancellation of 77,125 warrants held by those investors.

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

AETHLON MEDICAL, INC.

Date: August 10, 2017	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

