Form 10-Q
period 2017-09-30
AETHLON MEDICAL INC
filed 2017-11-02
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 2, 2017, the registrant had outstanding 15,095,867 shares of common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$920,072	$1,559,701
Prepaid expenses and other current assets	91,737	37,551
Total current assets	1,011,809	1,597,252

Property and equipment, net	38,858	29,223
Patents and patents pending, net	80,414	84,996
Deposits	14,897	14,897
Total assets	$1,145,978	$1,726,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$275,579	$484,423
Due to related parties	48,616	57,866
Other current liabilities	21,743	69,467
Total current liabilities	345,938	611,756

Convertible notes payable, net	780,579	519,200

Total liabilities	1,126,517	1,130,956

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, par value $0.001 per share; 30,000,000 shares authorized as of September 30, 2017 and March 31, 2017; 9,618,909 and 8,797,086 shares issued and outstanding as of September 30, 2017 and March 31, 2017, respectively	9,618	8,796
Additional paid-in capital	97,023,094	94,445,739
Accumulated deficit	(96,923,845)	(93,778,156)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	108,867	676,379

Noncontrolling interests	(89,406)	(80,967)

Total stockholders’ equity	19,461	595,412

Total liabilities and stockholders’ equity	$1,145,978	$1,726,368

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Six Months Ended September 30, 2017	Six Months Ended September 30, 2016

REVENUES

Government contract revenue	$–	$387,438	$–	$392,073

OPERATING EXPENSES

Professional fees	383,178	510,982	726,201	1,078,731
Payroll and related expenses	618,081	1,813,003	1,248,308	2,158,190
General and administrative	234,914	290,131	421,913	513,681
Total operating expenses	1,236,173	2,614,116	2,396,422	3,750,602
OPERATING LOSS	(1,236,173)	(2,226,678)	(2,396,422)	(3,358,529)

OTHER EXPENSE
Interest and other debt expenses	61,979	36,576	250,583	78,743
Loss on share for warrant exchanges	10,425	–	130,214	–
Loss on debt extinguishment	–	–	376,909	616,889
Warrant repricing expense	–	–	–	345,841
Total other expense	72,404	36,576	757,706	1,041,473
NET LOSS BEFORE NONCONTROLLING INTERESTS	(1,308,577)	(2,263,254)	(3,154,128)	(4,400,002)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4,671)	(7,668)	(8,439)	(15,400)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,303,906)	$(2,255,586)	$(3,145,689)	$(4,384,602)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.14)	$(0.29)	$(0.35)	$(0.57)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	9,032,157	7,756,883	8,939,624	7,690,369

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2017 and 2016

(Unaudited)

	Six Months Ended September 30, 2017	Six Months Ended September 30, 2016
Cash flows from operating activities:
Net loss	$(3,154,128)	$(4,400,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,651	20,612
Stock based compensation	564,445	1,573,991
Warrant repricing expense	–	345,841
Common stock issued for services	33,600	–
Loss on share for warrant exchanges	130,214	–
Loss on debt extinguishment	376,909	616,889
Amortization of debt discount and deferred financing costs	185,089	46,639
Changes in operating assets and liabilities:
Accounts receivable	–	5,752
Prepaid expenses and other current assets	(54,186)	(12,507)
Accounts payable and other current liabilities	(194,421)	125,842
Due to related parties	(9,250)	(86,750)
Net cash used in operating activities	(2,103,077)	(1,763,693)

Cash flows from investing activities:
Purchases of property and equipment	(23,705)	(2,961)
Net cash used in investing activities	(23,705)	(2,961)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	1,650,314	266,612
Cash paid for repurchase of restricted stock units	(163,161)	(67,343)
Net cash provided by financing activities	1,487,153	199,269

Net decrease in cash	(639,629)	(1,567,385)

Cash at beginning of period	1,559,701	2,123,737

Cash at end of period	$920,072	$556,352

Supplemental disclosures of non-cash investing and financing activities:

Issuance of shares under conversions of convertible notes payable and related accrued interest	$362,765	$32,321

Issuance of shares under vested restricted stock units	$45	$30

Recorded debt discount on convertible notes	$–	$75,994

Issuance of shares under cashless warrant exchanges	$–	$3

Reclassification of accrued interest to convertible notes payable	$–	$85,031

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

ORGANIZATION

Aethlon Medical, Inc. and subsidiary (collectively, “Aethlon”, the “Company”, “we” or “us”) are a medical technology company focused on addressing unmet needs in global health and biodefense. The Aethlon Hemopurifier® is an early clinical-stage therapeutic device designed for the single-use removal of life-threatening viruses from the circulatory system of infected individuals. We believe the Hemopurifier can be a part of the broad-spectrum treatment of life-threatening highly glycosylated viruses that are not addressed with an already approved treatment countermeasure objectives set forth by the U.S. Government to protect citizens from bioterror and pandemic threats. In small-scale or early feasibility human studies, the Hemopurifier has been administered to individuals infected with HIV, Hepatitis-C, and Ebola. Additionally, the Hemopurifier has been validated to capture Zika virus, Lassa virus, MERS-CoV, Cytomegalovirus, Epstein-Barr virus, Herpes Simplex virus, Chikungunya virus, Dengue virus, West Nile virus, Smallpox-related viruses, H1N1 Swine Flu virus, H5N1 Bird Flu virus, and the reconstructed Spanish flu virus of 1918. In several cases, these validations were conducted in collaboration with leading government or non-government research institutes. Domestically, we are focused on the clinical advancement of the Hemopurifier through investigational device exemptions (IDEs) approved by FDA. We recently concluded a feasibility study to demonstrate the safety of our device in health-compromised individuals infected with a viral pathogen.

We are also the majority owner of Exosome Sciences, Inc. (ESI), a company focused on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases. Included among ESI’s endeavors is the advancement of a TauSomeTM biomarker candidate to diagnose Chronic Traumatic Encephalopathy (CTE) in the living. ESI previously documented that TauSome levels in former NFL players to be nine times higher than same age-group control subjects.

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

Our executive offices are located at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123. Our telephone number is (858) 459-7800. Our website address is www.aethlonmedical.com.

Our common stock is quoted on the Nasdaq Capital Market under the symbol “AEMD.”

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the six months ended September 30, 2017, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2017, included in the Company's Annual Report on Form 10-K filed with the SEC on June 28, 2017. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial statements as of and for the six months ended September 30, 2017, and the condensed consolidated statement of cash flows for the six months ended September 30, 2017. Estimates were made relating to useful lives of fixed assets, valuation allowances, the fair value of warrants, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current presentation. Such reclassifications did not affect net loss, equity or cash flows. The accompanying condensed consolidated balance sheet at March 31, 2017 has been derived from the audited consolidated balance sheet at March 31, 2017, contained in the above referenced 10-K. The results of operations for the six months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of September 30, 2017 coupled with the $5,289,735 in net proceeds from an equity financing that closed on October 4, 2017 (see Note 14) to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these interim financial statements.

2. LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of computation. The weighted average number of common shares outstanding for the three and six months ended September 30, 2017 includes 46,125 vested restricted stock units. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued, if such additional common shares were dilutive. Since we had net losses for all periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded as their effect would be antidilutive.

As of September 30, 2017 and 2016, a total of 3,725,423 and 3,289,606 potential common shares, consisting of shares underlying outstanding stock options, warrants, unvested restricted stock units and convertible notes payable were excluded as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three and six month periods ended September 30, 2017 and 2016, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	September 30,	September 30,
	2017	2016
Three months ended	$168,570	$280,860
Six months ended	$333,433	$377,843

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

5. CONVERTIBLE NOTES PAYABLE, NET

Convertible Notes Payable, Net consisted of the following at September 30, 2017:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable, Net – Non-Current Portion:
November 2014 10% Convertible Notes	$612,811	$(130,896)	$481,915	$3,745
December 2016 10% Convertible Notes	379,780	(81,116)	298,664	2,326
Total Convertible Notes Payable, Net	$992,591	$(212,012)	$780,579	$6,071

During the six months ended September 30, 2017, we recorded interest expense of $62,826 related to the contractual interest rates of our convertible notes and interest expense of $185,089 related to the amortization of the note discount for a total interest expense of $247,915 related to our convertible notes in the six months ended September 30, 2017. All of the unamortized discount at June 30, 2017 related to the note discount established upon the June 2017 amendment to both the November 2014 10% Convertible Notes and the December 2016 10% Convertible Notes (see below).

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

During the six months ended September 30, 2016, we recorded interest expense of $30,794 related to the contractual interest rates of our convertible notes, interest expense of $27,641 related to the amortization of deferred financing costs and interest expense of $18,998 related to the amortization of note discounts for a total interest expense of $77,433 related to our convertible notes in the six months ended September 30, 2016.

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

The following table shows the changes to the principal balance of the November 2014 10% Convertible Notes:

Activity in the November 2014 10% Convertible Notes
Initial principal balance	$527,780
Increase in principal balance under the second amendment (see above)	165,031
Conversions during the fiscal year ended March 31, 2017	(80,000)
Balance as of September 30, 2017	$612,811

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

The following table shows the changes to the principal balance of the December 2016 10% Convertible Notes:

Activity in the December 2016 10% Convertible Notes
Initial principal balance	$680,400
Conversions during the six months ended September 30, 2017	(300,620)
Balance as of September 30, 2017	$379,780

6. EQUITY TRANSACTIONS IN THE SIX MONTHS ENDED SEPTEMBER 30, 2017

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

In July 2016, we commenced sales of common stock under our Common Stock Sales Agreement with H.C. Wainwright. In the six months ended September 30, 2017, we raised aggregate net proceeds of $1,650,314 (net of $51,157 in commissions to H.C. Wainwright and $3,750 in other offering expenses) under this agreement through the sale of 601,504 shares at an average price of $2.74 per share of net proceeds.

In connection with an equity offering that closed on October 4, 2017, we agreed to restrict our ability to use the ATM facility for a 90 day period immediately post-closing (see Note 14).

Restricted Shares Issued for Services

During the six months ended September 30, 2017, we issued 15,000 shares of restricted common stock at a price of $2.24 per share, the market price at time of issuance, in payment for investor relations consulting services valued at $33,600 based on the grant date closing market price of our common stock.

Share for Warrant Exchanges

During the six months ended September 30, 2017, we agreed with two individual investors to exchange 11,497 restricted shares for the cancellation of 22,993 warrants and we entered into an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares in exchange for the cancellation of 77,125 warrants held by those investors. We also agreed with those institutional investors that they would extend the expiration dates of convertible notes held by those investors from July 1, 2018 to July 1, 2019 in exchange for the reduction of the conversion price of those notes from $4.00 per share to $3.00 per share (see Note 5).

Additionally, we entered into an agreement with a former placement agent to issue 5,500 restricted shares in exchange for the cancellation of 11,000 warrants held by that placement agent. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded losses for each of those exchanges based on the changes in fair value between the instruments exchanged. Based upon the fair value of the shares issued and warrants exchanged, we recorded a loss of $130,214 during the six months ended September 30, 2017 for all of the above share for warrant exchanges.

Stock Option Issuances

During the six months ended September 30, 2017, we issued options to four of our employees to purchase 34,500 shares of common stock at an exercise price of $1.68 per share, the closing price on the date of the approval of the option grants by our compensation committee (see Note 9).

Termination of Restricted Share Grant

During the six months ended September 30, 2017, we terminated a previously recorded but unissued share issuance of 68,000 shares under a fully vested restricted stock grant to our CEO and issued to him 32,674 shares as a net settlement of shares and the Company paid the withholding taxes associated with that share issuance in return for the cancellation of 35,326 shares. The compensation cost of that restricted stock grant had been fully recorded over prior fiscal years, therefore no expense was recorded regarding this net issuance.

Restricted Stock Unit Grants to Executive Officers

During the six months ended September 30, 2017, 92,250 vested RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 47,368 of the RSUs were cancelled and we issued a net 44,882 shares to our executives (see Note 9).

7. RELATED PARTY TRANSACTIONS

Due to Related Parties

During the three months ended September 30, 2017, we accrued unpaid Board fees of $19,750 which are owed to our outside directors as of September 30, 2017.

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	September 30,	March 31,
	2017	2017
Accrued interest	$6,071	$5,391
Other accrued liabilities	15,672	64,076
Total other current liabilities	$21,743	$69,467

9. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to Restricted Stock Units (“RSU”s) and options granted and the effect on basic and diluted loss per common share during the three and six month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Six Months Ended September 30, 2017	Six Months Ended September 30, 2016
Vesting of stock options and restricted stock units	$283,534	$1,523,280	$564,445	$1,573,991
Total stock-based compensation expense	$283,534	$1,523,280	$564,445	$1,573,991

Weighted average number of common shares outstanding – basic and diluted	9,032,157	7,756,883	8,939,624	7,690,369

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.03)	$(0.20)	$(0.06)	$(0.20)

All of the stock-based compensation expense recorded during the six months ended September 30, 2017 and 2016, which totaled $564,445 and $1,573,991, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the six months ended September 30, 2017 and 2016 represented an impact on basic and diluted loss per common share of $(0.06) and $(0.20), respectively.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the six months ended September 30, 2017 was insignificant.

Restricted Stock Unit Grants to Directors and Executive Officers

On August 9, 2016, our Board of Directors granted RSUs to certain of our officers and directors. The RSUs represent the right to be issued on a future date shares of our common stock for vested RSUs. Our Compensation Committee recommended the grants based on a compensation assessment provided by a third-party compensation consulting firm engaged by us that developed a peer group of companies for market assessment and analyzed compensation at such companies.

The RSUs were granted under our Amended 2010 Stock Incentive Plan and we recorded expense of $521,397 in the six months ended September 30, 2017 related to the RSU grants.

RSUs outstanding that have vested and are expected to vest as of September 30, 2017 are as follows:

Number of RSUs
Vested	46,125
Expected to vest	415,125
Total	461,250

During the six months ended September 30, 2017, 92,250 vested RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 47,368 of the RSUs were cancelled and we issued a net 44,882 shares to our executives.

Stock Option Activity

During the six months ended September 30, 2017, we issued options to four of our employees to purchase 34,500 shares of common stock at a price of $1.68 per share, the closing price on the date of the approval of the option grants by our compensation committee. There were no stock option grants during the six months ended September 30, 2016.

Options outstanding that have vested and are expected to vest as of September 30, 2017 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Vested	432,047	$10.98	3.89
Expected to vest	34,500	$1.68	9.71
Total	466,547

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to stock option grants utilizing the Binomial Lattice option pricing models at, and during the six months ended September 30, 2017:

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

A summary of stock option activity during the six months ended September 30, 2017 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2017	432,047	$3.80-$20.50	$10.98
Exercised	–	–	–
Granted	34,500	$1.68	$1.68
Cancelled/Expired	–	–	–
Stock options outstanding at September 30, 2017	466,547	$1.68-$20.50	$10.30
Stock options exercisable at September 30, 2017	432,047	$3.80-$20.50	$10.98

On September 30, 2017, our stock options had no intrinsic value since the closing price on that date of $1.54 per share was below the weighted average exercise price of our stock options.

At September 30, 2017, there was approximately $2.4 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 2.10 years.

10. WARRANTS

During the six months ended September 30, 2017, we did not issue any warrants.

A summary of warrant activity during the six months ended September 30, 2017 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2017	2,604,096	$2.10 - $12.05	$3.64
Exercised	–	n/a	n/a
Issued	–	n/a	n/a
Cancelled/Expired	(139,357)	$5.00 –$15.00	$6.52
Warrants outstanding at September 30, 2017	2,464,739	$2.10 - $12.05	$3.48
Warrants exercisable at September 30, 2017	2,464,739	$2.10 - $12.05	$3.48

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models at, and during the six months ended September 30, 2016:

Risk free interest rate	0.79% – 1.38%
Average expected life	3 months – 2.33 years
Expected volatility	65.9% – 111.1%
Expected dividends	None

The expected volatility was based on the historic volatility. The expected life of options granted was based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

Based on the above assumptions, we valued the warrants that were exchanged for common stock (see Note 6) during the six months ended September 30, 2017 at $130,214.

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

The following tables set forth certain information regarding our segments:

	Six Months Ended September 30,
	2017	2016
Revenues:
Aethlon	$–	$392,073
ESI	–	–
Total Revenues	$–	$392,073

Operating Losses:
Aethlon	$(2,373,066)	$(3,281,530)
ESI	(23,356)	(76,999)
Total Operating Loss	$(2,396,422)	$(3,358,529)

Net Losses:
Aethlon	$(3,130,772)	$(4,323,003)
ESI	(23,356)	(76,999)
Net Loss Before Non-Controlling Interests	$(3,154,128)	$(4,400,002)

Cash:
Aethlon	$919,612	$553,884
ESI	460	2,468
Total Cash	$920,072	$556,352

Total Assets:
Aethlon	$1,118,433	$914,179
ESI	27,545	36,656
Total Assets	$1,145,978	$950,835

Capital Expenditures:
Aethlon	$23,705	$2,961
ESI	–	–
Capital Expenditures	$23,705	$2,961

Depreciation and Amortization:
Aethlon	$18,651	$10,822
ESI	–	9,790
Total Depreciation and Amortization	$18,651	$20,612

Interest Expense:
Aethlon	$(250,583)	$(78,743)
ESI	–	–
Total Interest Expense	$(250,583)	$(78,743)

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We currently rent approximately 2,600 square feet of executive office space at 9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123 at the rate of $6,054 per month on a four-year lease that expires in January 2019. We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $4,548 per month on a one-year lease that was extended to an expiration date of November 30, 2018.

Rent expense, which is included in general and administrative expenses, approximated $77,000 and $79,000 for the six month periods ended September 30, 2017 and 2016, respectively.

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

Public Offering -- On October 4, 2017, we consummated a public offering of 5,454,546 shares of common stock and warrants to purchase 5,454,546 shares of common stock, for total gross proceeds of $6.0 million. The offering was priced at $1.10 per unit with each unit comprised of one share of common stock and one common stock purchase warrant. Neither the warrants nor the units are listed on an exchange and therefore do not trade. The warrants carry a five-year term with an exercise price of $1.10 per share. The net proceeds of the offering were $5,289,735. H.C. Wainwright & Co. acted as exclusive placement agent for the offering.

Nasdaq Continued Listing Requirement -- On August 1, 2017, we received written notification from the Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, based upon our continued non-compliance with the minimum $35,000,000 market value of listed securities (“MVLS”) requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(b)(2) (the “Rule”), the Staff had determined to delist our securities from Nasdaq (the “Staff Determination”) unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”), which we timely requested on August 8, 2017.

We subsequently completed Nasdaq’s appeal process and in October 2017, Nasdaq formally notified us that we have demonstrated compliance with applicable requirements for the continued listing of our common stock on The Nasdaq Capital Market, including the $2.5 million stockholders' equity requirement, although we must appoint a new independent director no later than our next Annual Meeting scheduled to occur in March 2018.

Restricted Stock Unit (“RSU”) Issuances – In October 2017, 46,125 RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 23,713 of the RSUs were cancelled, and we issued a net 22,412 shares to our executives.

Billing under NIH Contract -- In October 2017, we completed the first milestone on our contract with the National Institutes of Health (“NIH”) and invoiced NIH for the $74,812.50 payment associated with that milestone. The overall potential revenue on the NIH Contract is $299,250 and the contract has a nine month term.

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

Overview

Aethlon Medical, Inc. and subsidiary (collectively, “Aethlon”, the “Company”, “we” or “us”) are a medical technology company focused on addressing unmet needs in global health and biodefense. The Aethlon Hemopurifier® is an early clinical-stage therapeutic device designed for the single-use removal of life-threatening viruses from the circulatory system of infected individuals. We believe the Hemopurifier can be a part of the broad-spectrum treatment of life-threatening highly glycosylated viruses that are not addressed with an already approved treatment countermeasure objectives set forth by the U.S. Government to protect citizens from bioterror and pandemic threats. In small-scale or early feasibility human studies, the Hemopurifier has been administered to individuals infected with HIV, Hepatitis-C, and Ebola. Additionally, the Hemopurifier has been validated to capture Zika virus, Lassa virus, MERS-CoV, Cytomegalovirus, Epstein-Barr virus, Herpes Simplex virus, Chikungunya virus, Dengue virus, West Nile virus, Smallpox-related viruses, H1N1 Swine Flu virus, H5N1 Bird Flu virus, and the reconstructed Spanish flu virus of 1918. In several cases, these validations were conducted in collaboration with leading government or non-government research institutes. Domestically, we are focused on the clinical advancement of the Hemopurifier through investigational device exemptions (IDEs) approved by FDA. We recently concluded a feasibility study to demonstrate the safety of our device in health-compromised individuals infected with a viral pathogen.

We are also the majority owner of Exosome Sciences, Inc. (ESI), a company focused on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases. Included among ESI’s endeavors is the advancement of a TauSomeTM biomarker candidate to diagnose Chronic Traumatic Encephalopathy (CTE) in the living. ESI previously documented that TauSome levels in former NFL players to be nine times higher than same age-group control subjects.

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

Our executive offices are located at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123. Our telephone number is (858) 459-7800. Our website address is www.aethlonmedical.com.

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

We subsequently completed Nasdaq’s appeal process and in October 2017, Nasdaq formally notified us that we have demonstrated compliance with then applicable requirements for the continued listing of our common stock on The Nasdaq Capital Market, including the $2.5 million stockholders' equity requirement. We are also required to appoint a new independent director to our Board no later than our next Annual Meeting, scheduled to occur in March 2018.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Revenues

We did not record any government contract revenue in the three months ended September 30, 2017 and we recorded government contract revenue in the three months ended September 30, 2016. That revenue arose from work performed under our government contract with the Defense Advanced Research Projects Agency, or DARPA, as follows:

	Three Months Ended 9/30/17	Three Months Ended 9/30/16	Change in Dollars
DARPA Contract	–	387,438	(387,438)
Total Government Contract Revenue	$–	$387,438	$(387,438)

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

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2017 were $1,236,173 in comparison with $2,614,116 for the comparable period a year ago. This decrease of $1,377,943, or 52.7%, was due to a decrease in payroll and related expenses of $1,194,922, a $127,804 decrease in professional fees and a $55,217 decrease in general and administrative expenses.

The $1,194,922 decrease in payroll and related expenses was primarily due to a $1,239,746 decrease in stock-based compensation. The decrease in stock-based compensation was due to the upfront vesting percentage of the RSU grants to our officers and directors in August 2016. Our cash-based payroll and related expenses increased by $44,824 due to headcount additions in our scientific staff.

The $127,804 decrease in our professional fees was due to decreases in our non-DARPA-related professional fees of $93,054, in our DARPA-related professional fees of $27,328 and in our professional fees at ESI of $7,422. The $93,054 decrease in our non-DARPA-related professional fees was due to a $63,000 decrease in our scientific consulting fees, a $51,000 decrease in business development expenses, and a $7,731 decrease in our accounting fees, which were partially offset by a $25,698 increase in our public relations expenses.

The $55,217 decrease in general and administrative expenses was primarily due to decreases of $80,492 in our DARPA-related general and administrative expenses and $7,447 in the general and administrative expenses at ESI.

Other Expense

Other expense during the three months ended September 30, 2017 and 2016 consisted of losses on share for warrant exchanges and interest expense. Other expense for the three months ended September 30, 2017 was other expense of $72,404 in comparison with other expense of $36,576 for the three months ended September 30, 2016.

The following table breaks out the various components of our other expense for both periods:

	Three Months Ended	Three Months Ended
	9/30/17	9/30/16	Change
Loss on Share for Warrant Exchanges	$10,425	$–	$10,425
Interest Expense	61,979	36,576	25,403
Total Other Expense	$72,404	$36,576	$35,828

Loss on Share for Warrant Exchanges

During the three months ended September 30, 2017, we entered into an agreement with a former placement agent to issue 5,500 restricted shares in exchange for the cancellation of 11,000 warrants held by that placement agent. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded a loss on that exchange based on the changes in fair value between the instruments exchanged.

Interest Expense

Interest expense was $61,979 for the three months ended September 30, 2017 compared to $36,576 in the corresponding prior period, an increase of $25,403. The various components of our interest expense are shown in the following table:

	Three Months Ended	Three Months Ended
	9/30/17	9/30/16	Change
Interest Expense	$31,692	$17,578	$14,114
Amortization of Note Discounts	30,287	18,998	11,289
Total Interest Expense	$61,979	$36,576	$25,403

As noted in the above table, the factors in the $25,403 increase in interest expense were the $14,114 increase in our contractual interest expense and the $11,289 increase in the amortization of note discounts, which related to the amortization against the discount on our convertible notes.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss before noncontrolling interests decreased from approximately $2,263,000 in the three month period ended September 30, 2016 to $1,309,000 in the three month period ended September 30, 2017.

Basic and diluted loss attributable to common stockholders were ($0.14) for the three month period ended September 30, 2017 compared to ($0.29) for the period ended September 30, 2016.

SIX MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2016

Revenues

We did not record any government contract revenue in the six months ended September 30, 2017 and we recorded government contract revenue in the six months ended June 30, 2016. This revenue arose from work performed under our government contract with the Defense Advanced Research Projects Agency, or DARPA, and our government subcontract with Battelle Memorial Institute as follows:

	Six Months Ended 9/30/17	Six Months Ended 9/30/16	Change in Dollars
DARPA Contract	$–	$387,438	$(387,438)
Battelle Subcontract	–	4,635	(4,635)
Total Government Contract Revenue	$–	$392,073	$(392,073)

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

Operating Expenses

Consolidated operating expenses for the six months ended September 30, 2017 were $2,396,422 in comparison with $3,750,602 for the comparable period a year ago. This decrease of $1,354,180, or 36.1%, was due to a decrease in payroll and related expenses of $909,882, a decrease in professional fees of $352,530 and a $91,768 decrease in general and administrative expenses.

The $909,882 decrease in payroll and related expenses was primarily due to a $1,009,546 decrease in stock-based compensation. The decrease in stock-based compensation was due to the upfront vesting percentage of the RSU grants to our officers and directors in August 2016. Our cash-based payroll and related expenses increased by $99,664 due to headcount additions in our scientific staff.

The $352,530 decrease in our professional fees was due to decreases in our non-DARPA-related professional fees of $301,290, in our DARPA-related professional fees of $12,312 and in our professional fees at ESI of $12,312. The $301,290 decrease in our non-DARPA-related professional fees was due to a $187,805 decrease in our legal fees, a $85,000 decrease in business development expenses, a $72,311 decrease in scientific consulting expenses, and a $16,290 decrease in our investor relations fees, which were partially offset by a $57,591 increase in public relations expenses.

The 91,768 decrease in general and administrative expenses was primarily due to decreases of $101,757 in our DARPA-related general and administrative expenses and $22,153 in the general and administrative expenses at ESI.

Other Expense

Other expense during the six months ended September 30, 2017 and 2016 consisted of losses on debt extinguishment, warrant repricing expense, losses on share for warrant exchanges and interest expense. Other expense for the six months ended September 30, 2017 was other expense of $757,706 in comparison with other expense of $1,041,473 for the six months ended September 30, 2016.

The following table breaks out the various components of our other expense for both periods:

	Six Months Ended	Six Months Ended
	9/30/17	9/30/16	Change
Loss on Debt Extinguishment	$376,909	$616,889	$(239,980)
Loss on Warrant Repricing	–	345,841	(345,841)
Loss on Share for Warrant Exchanges	130,214	–	130,214
Interest Expense	250,583	78,743	171,840
Total Other Expense	$757,706	$1,041,473	$(283,767)

Loss on Debt Extinguishment

Our loss on debt extinguishment for the six months ended September 30, 2017 arose from a $376,909 loss associated with the June 2017 amendments to our convertible notes. This compared to a loss of debt extinguishment of $616,889 for the six months ended September 30, 2016 - see below for additional information.

June 2017 Amendments – The $376,909 loss on debt extinguishment in the six months ended September 30, 2017 arose from an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares in exchange for the cancellation of 77,125 warrants held by those investors (see Loss on Share for Warrant Exchanges below). Additionally, we agreed with those investors that they would extend the expiration dates of the convertible notes held by those investors from July 1, 2018 to July 1, 2019 in exchange for the reduction of the conversion price of those notes from $4.00 per share to $3.00 per share. The modification of the notes was evaluated under FASB Accounting Standards Codification (“ASC”) Topic No. 470-50-40, “Debt Modification and Extinguishments”. Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting.

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

Loss on Share for Warrant Exchanges

During the six months ended September 30, 2017, we agreed with two individual investors to exchange 11,497 restricted shares for the cancellation of 22,993 warrants and we entered into an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares in exchange for the cancellation of 77,125 warrants held by those investors. Additionally, we entered into an agreement with a former placement agent to issue 5,500 restricted shares in exchange for the cancellation of 11,000 warrants held by that placement agent. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded losses for each of those exchanges based on the changes in fair value between the instruments exchanged.

Interest Expense

Interest expense was $250,583 for the six months ended September 30, 2017 compared to $78,743 in the corresponding prior period, an increase of $171,840. The various components of our interest expense are shown in the following table:

	Six Months Ended	Six Months Ended
	9/30/17	9/30/16	Change
Interest Expense	$65,494	$32,104	$33,390
Amortization of Deferred Financing Costs	–	27,641	(27,641)
Amortization of Note Discounts	185,089	18,998	166,091
Total Interest Expense	$250,583	$78,743	$171,840

As noted in the above table, the most significant factor in the $171,840 increase in interest expense was the $166,091 increase in the amortization of note discounts, which related to the amortization against the discount on our convertible notes. Other smaller factors in the change in our total interest were a $27,641 decrease in the amortization of deferred financing costs and a $33,390 increase in our contractual interest expense.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss before noncontrolling interests decreased from approximately $4,400,000 in the six month period ended September 30, 2016 to $3,154,000 in the six month period ended September 30, 2017.

Basic and diluted loss attributable to common stockholders were ($0.35) for the six month period ended September 30, 2017 compared to ($0.57) for the period ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2017, we had a cash balance of $920,072 and working capital of $665,871. This compares to a cash balance of $1,559,701 and working capital of $985,496 at March 31, 2017.

On October 4, 2017, we consummated a public offering of 5,454,546 shares of common stock and warrants to purchase 5,454,546 shares of common stock, for total gross proceeds of $6.0 million. The offering was priced at $1.10 per unit with each unit comprised of one share of common stock and one common stock purchase warrant. The warrants carry a five-year term with an exercise price of $1.10 per share. The net proceeds of the offering were $5,289,735. H.C. Wainwright & Co. acted as exclusive placement agent for the offering. We expect the net proceeds from that offering coupled with cash on hand will finance our operations for the twelve month period from the date of this report.

We will require significant additional financing beyond the 12 month period subsequent to the filing date of this Form 10-Q to fund the expected additional future clinical trials of our product in the U.S., as well as fund all of our continued research and development activities for the Hemopurifier. In addition, as we expand our activities, our overhead costs to support personnel, laboratory materials and infrastructure will increase. Should the financing we require to sustain our working capital needs be unavailable to us on reasonable terms, if at all, when we require it, we may be unable to support our research and FDA clearance activities including our planned clinical trials. The failure to implement our research and clearance activities would have a material adverse effect on our ability to commercialize our products and to remain as a going concern.

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

Management expects existing cash as of September 30, 2017 coupled with the $5,289,735 in net proceeds from an equity financing that closed on October 4, 2017 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these interim financial statements.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the six months ended
	September 30, 2017	September 30, 2016
Cash provided by (used in):
Operating activities	$(2,103)	$(1,764)
Investing activities	(24)	(2)
Financing activities	1,487	199
Net decrease in cash	$(640)	$(1,567)

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $2,103,000 in the six months ended September 30, 2017 compared to $1,764,000 in the six months ended September 30, 2016, an increase of $339,000.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $24,000 of cash to purchase laboratory and office equipment in the six months ended September 30, 2017 compared to approximately $2,000 in the six months ended September 30, 2016.

NET CASH PROVIDED BY FINANCING ACTIVITIES. In the six months ended September 30, 2017 we generated approximately $1,487,000 from our financing activities primarily through the issuance of common stock, an increase of $1,288,000 over the $199,000 raised in the six months ended September 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2017 and subsequent thereto through the date of filing this report, we agreed with a broker-dealer to exchange 5,500 restricted shares for the cancellation of 11,000 warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have no disclosure applicable to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

10.1	Fifth Amendment to Standard Industrial Net Lease

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: November 2, 2017	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

