Form 10-Q
period 2017-12-31
AETHLON MEDICAL INC
filed 2018-02-01
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of January 31, 2018, the registrant had outstanding 16,580,326 shares of common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$5,610,799	$1,559,701
Prepaid expenses and other current assets	14,537	37,551
Total current assets	5,625,336	1,597,252

Property and equipment, net	32,398	29,223
Patents and patents pending, net	78,123	84,996
Deposits	14,897	14,897
Total assets	$5,750,754	$1,726,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$211,406	$484,423
Due to related parties	64,466	57,866
Other current liabilities	60,534	69,467
Total current liabilities	336,406	611,756

Convertible notes payable, net	810,866	519,200

Total liabilities	1,147,272	1,130,956

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, par value $0.001 per share; 30,000,000 shares authorized as of December 31, 2017 and March 31, 2017; 15,367,658 and 8,797,086 shares issued and outstanding as of December 31, 2017 and March 31, 2017, respectively	15,368	8,796
Additional paid-in capital	102,820,906	94,445,739
Accumulated deficit	(98,138,853)	(93,778,156)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	4,697,421	676,379

Noncontrolling interests	(93,939)	(80,967)

Total stockholders’ equity	4,603,482	595,412

Total liabilities and stockholders’ equity	$5,750,754	$1,726,368

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended December 31, 2017 and 2016

(Unaudited)

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2017	Nine Months Ended December 31, 2016

REVENUES

Government contract revenue	$74,813	$–	$74,813	$392,073

OPERATING EXPENSES

Professional fees	439,117	416,866	1,165,318	1,495,597
Payroll and related expenses	663,245	635,698	1,911,553	2,793,888
General and administrative	136,078	182,982	557,991	696,662
Total operating expenses	1,238,440	1,235,546	3,634,862	4,986,147
OPERATING LOSS	(1,163,627)	(1,235,546)	(3,560,049)	(4,594,074)

OTHER EXPENSE (INCOME)
Interest and other debt expenses	55,912	36,565	306,495	115,308
Loss on share for warrant exchanges	–	–	130,214	–
(Gain)/loss on debt extinguishment	–	(58,691)	376,909	558,198
Warrant repricing expense	–	–	–	345,841
Total other expense (income)	55,912	(22,126)	813,618	1,019,347
NET LOSS BEFORE NONCONTROLLING INTERESTS	(1,219,539)	(1,213,420)	(4,373,667)	(5,613,421)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4,532)	(7,689)	(12,972)	(23,088)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,215,007)	$(1,205,731)	$(4,360,695)	$(5,590,333)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.15)	$(0.40)	$(0.72)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	14,950,701	7,927,031	10,927,106	7,768,682

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2017 and 2016

(Unaudited)

	Nine Months Ended December 31, 2017	Nine Months Ended December 31, 2016
Cash flows from operating activities:
Net loss	$(4,373,667)	$(5,613,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,402	26,365
Stock based compensation	887,607	1,880,150
Warrant repricing expense	–	345,841
Common stock issued for services	33,600	–
Loss on share for warrant exchanges	130,214	–
Loss on debt extinguishment	376,909	558,198
Amortization of debt discount and deferred financing costs	215,376	65,637
Changes in operating assets and liabilities:
Accounts receivable	–	199,471
Prepaid expenses and other current assets	23,014	21,522
Accounts payable and other current liabilities	(219,806)	51,053
Due to related parties	6,600	(86,750)
Net cash used in operating activities	(2,892,751)	(2,551,934)

Cash flows from investing activities:
Purchases of property and equipment	(23,705)	(2,961)
Net cash used in investing activities	(23,705)	(2,961)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	7,166,081	554,306
Proceeds from the issuance of convertible notes payable, net	–	577,460
Cash paid for repurchase of restricted stock units	(198,527)	(71,993)
Net cash provided by financing activities	6,967,554	1,059,773

Net increase (decrease) in cash	4,051,098	(1,495,122)

Cash at beginning of period	1,559,701	2,123,737

Cash at end of period	$5,610,799	$628,615

Supplemental disclosures of non-cash investing and financing activities:

Issuance of shares under conversions of convertible notes payable and related accrued interest	$362,765	$61,766

Issuance of shares under vested restricted stock units	$120	$33

Recorded debt discount on convertible notes	$–	$863,868

Issuance of shares under cashless warrant exchanges	$–	$3

Reclassification of accrued interest to convertible notes payable	$–	$85,031

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2017

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended December 31, 2017, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2017, included in the Company's Annual Report on Form 10-K filed with the SEC on June 28, 2017. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial statements as of and for the nine months ended December 31, 2017. Estimates were made relating to useful lives of fixed assets, valuation allowances, the fair value of warrants, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current presentation. Such reclassifications did not affect net loss, equity or cash flows. The accompanying condensed consolidated balance sheet at March 31, 2017 has been derived from the audited consolidated balance sheet at March 31, 2017, contained in the above referenced 10-K. The results of operations for the nine months ended December 31, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of December 31, 2017 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these interim financial statements.

2. LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of computation. The weighted average number of common shares outstanding for the three and nine months ended December 31, 2017 includes 46,125 vested restricted stock units. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued, if such additional common shares were dilutive. Since we had net losses for all periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded as their effect would be antidilutive.

As of December 31, 2017 and 2016, a total of 9,143,480 and 3,810,642 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants, unvested restricted stock units and convertible notes payable were excluded as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three and nine month periods ended December 31, 2017 and 2016, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	December 31,	December 31,
	2017	2016
Three months ended	$129,207	$178,440
Nine months ended	$462,640	$497,075

4. FUTURE ACCOUNTING PRONOUNCEMENTS

Management is evaluating significant recent accounting pronouncements that are not yet effective for us, including the new accounting standard on improvements to employee share based payment accounting, ASU 2016-09 (Topic 718), the new accounting standard related to leases, ASU 2016-02 (Topic 842), the new accounting standard for recognition and measurement of financial assets and financial liabilities, and have not yet concluded whether any such pronouncements will have a significant effect on our future consolidated financial statements.

Regarding the new accounting standard on revenue recognition, ASU 2014-09 (Topic 606), which will be effective on April 1, 2018, management believes that as long as its contracts with government entities consist of firm, fixed price arrangements with payments that are triggered by achieving contractually stated milestones that new standard will not have a significant effect on our future consolidated financial statements.

5. CONVERTIBLE NOTES PAYABLE, NET

Convertible Notes Payable, Net consisted of the following at December 31, 2017:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable, Net – Non-Current Portion:
November 2014 10% Convertible Notes	$612,811	$(112,194)	$500,617	$19,066
December 2016 10% Convertible Notes	379,780	(69,531)	310,249	11,820
Total Convertible Notes Payable, Net	$992,591	$(181,725)	$810,866	$30,886

During the nine months ended December 31, 2017, we recorded interest expense of $87,641 related to the contractual interest rates of our convertible notes and interest expense of $215,376 related to the amortization of the note discount for a total interest expense of $303,017 related to our convertible notes. All of the unamortized discount at December 31, 2017 related to the note discount established upon the June 2017 amendment to both the November 2014 10% Convertible Notes and the December 2016 10% Convertible Notes (see below).

During the nine months ended December 31, 2016, we recorded interest expense of $47,730 related to the contractual interest rates of our convertible notes, interest expense of $27,641 related to the amortization of deferred financing costs and interest expense of $37,996 related to the amortization of note discounts for a total interest expense of $113,367 related to our convertible notes.

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

The following table shows the changes to the principal balance of the November 2014 10% Convertible Notes:

Activity in the November 2014 10% Convertible Notes
Initial principal balance	$527,780
Increase in principal balance under the second amendment (see above)	165,031
Conversions during the fiscal year ended March 31, 2017	(80,000)
Balance as of December 31, 2017	$612,811

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

The following table shows the changes to the principal balance of the December 2016 10% Convertible Notes:

Activity in the December 2016 10% Convertible Notes
Initial principal balance	$680,400
Conversions during the nine months ended December 31, 2017	(300,620)
Balance as of December 31, 2017	$379,780

6. EQUITY TRANSACTIONS IN THE NINE MONTHS ENDED DECEMBER 31, 2017

October 2017 Public Offering

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

Warrant Exercises

In December 2017, four investors that participated in the October 2017 Public Offering exercised 218,600 warrants for aggregate cash proceeds to us of $240,460 before expenses.

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

In connection with our October 2017 Public Offering (see above), we agreed to restrict our ability to use the ATM facility for a 90 day period immediately post-closing.

Restricted Shares Issued for Services

During the nine months ended December 31, 2017, we issued 15,000 shares of restricted common stock at a price of $2.24 per share, the market price at time of issuance, in payment for investor relations consulting services valued at $33,600 based on the grant date closing market price of our common stock.

Share for Warrant Exchanges

During the nine months ended December 31, 2017, we agreed with two individual investors to exchange 11,497 restricted shares for the cancellation of 22,993 warrants and we entered into an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares in exchange for the cancellation of 77,125 warrants held by those investors. We also agreed with those institutional investors that they would extend the expiration dates of convertible notes held by those investors from July 1, 2018 to July 1, 2019 in exchange for the reduction of the conversion price of those notes from $4.00 per share to $3.00 per share (see Note 5).

Additionally, we entered into an agreement with a former placement agent to issue 5,500 restricted shares in exchange for the cancellation of 11,000 warrants held by that placement agent. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded losses for each of those exchanges based on the changes in fair value between the instruments exchanged. Based upon the fair value of the shares issued and warrants exchanged, we recorded a loss of $130,214 during the nine months ended December 31, 2017 for all of the above share for warrant exchanges.

Stock Option Issuances

During the nine months ended December 31, 2017, we issued options to four of our employees to purchase 34,500 shares of common stock at an exercise price of $1.68 per share, the closing price on the date of the approval of the option grants by our compensation committee (see Note 9).

Termination of Restricted Share Grant

During the nine months ended December 31, 2017, we terminated a previously recorded but unissued share issuance of 68,000 shares under a fully vested restricted stock grant to our CEO and issued to him 32,674 shares as a net settlement of shares and the Company paid the withholding taxes associated with that share issuance in return for the cancellation of 35,326 shares. The compensation cost of that restricted stock grant had been fully recorded over prior fiscal years, therefore no expense was recorded regarding this net issuance.

Restricted Stock Unit Grants to Directors and Executive Officers

On August 9, 2016, our Board of Directors granted RSUs to certain of our officers and directors and effective November 7, 2017, 127,659 additional RSUs were granted to our directors pursuant to the 2012 Non-Employee Directors Compensation Program. The RSUs represent the right to be issued on a future date shares of our common stock for vested RSUs.

During the nine months ended December 31, 2017, 138,375 vested RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 71,081 of the RSUs were cancelled and we issued a net 67,294 shares to our executives (see Note 9).

During the nine months ended December 31, 2017, 63,829 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As one of our three outside directors elected to return 40% of his RSUs in exchange for cash in order to pay his withholding taxes on the share issuances, 10,638 of the RSUs were cancelled and we paid $12,127 in cash to that outside director (see Note 9).

7. RELATED PARTY TRANSACTIONS

Due to Related Parties

During the three months ended December 31, 2017, we accrued unpaid Board fees of $35,350 which are owed to our outside directors as of December 31, 2017. On March 31, 2017, we had accrued unpaid board fees of $28,250 owed to our outside directors.

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	December 31,	March 31,
	2017	2017
Accrued interest	$30,886	$5,391
Other accrued liabilities	29,648	64,076
Total other current liabilities	$60,534	$69,467

9. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to Restricted Stock Units (“RSU”s) and options granted and the effect on basic and diluted loss per common share during the three and nine month periods ended December 31, 2017 and 2016:

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2017	Nine Months Ended December 31, 2016
Vesting of stock options and restricted stock units	$323,162	$306,159	$887,607	$1,880,150
Total stock-based compensation expense	$323,162	$306,159	$887,607	$1,880,150

Weighted average number of common shares outstanding – basic and diluted	14,950,701	7,927,031	10,927,106	7,768,682

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.02)	$(0.04)	$(0.08)	$(0.24)

All of the stock-based compensation expense recorded during the nine months ended December 31, 2017 and 2016, which totaled $887,607 and $1,880,150, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the nine months ended December 31, 2017 and 2016 represented an impact on basic and diluted loss per common share of $(0.08) and $(0.24), respectively.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the nine months ended December 31, 2017 was insignificant.

Restricted Stock Unit Grants to Directors and Executive Officers

On August 9, 2016, our Board of Directors granted RSUs to certain of our officers and directors and effective November 7, 2017, 127,659 additional RSUs were granted to our directors pursuant to the 2012 Non-Employee Directors Compensation Program. The RSUs represent the right to be issued on a future date shares of our common stock for vested RSUs. Our Compensation Committee recommended the grants based on a compensation assessment provided by a third-party compensation consulting firm engaged by us that developed a peer group of companies for market assessment and analyzed compensation at such companies.

The RSUs were granted under our Amended 2010 Stock Incentive Plan and we recorded expense of $842,095 in the nine months ended December 31, 2017 related to the RSU grants.

RSUs outstanding that have vested and are expected to vest as of December 31, 2017 are as follows:

Number of RSUs
Vested	46,125
Expected to vest	432,830
Total	478,955

During the nine months ended December 31, 2017, 138,375 vested RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 71,081 of the RSUs were cancelled and we issued a net 67,294 shares to our executives.

During the nine months ended December 31, 2017, 63,829 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As one of our three outside directors elected to return 40% of his RSUs in exchange for cash in order to pay his withholding taxes on the share issuances, 10,638 of the RSUs were cancelled and we paid $12,127 in cash to that outside director.

Stock Option Activity

During the nine months ended December 31, 2017, we issued options to four of our employees to purchase 34,500 shares of common stock at a price of $1.68 per share, the closing price on the date of the approval of the option grants by our compensation committee. There were no stock option grants during the nine months ended December 31, 2016.

Options outstanding that have vested and are expected to vest as of December 31, 2017 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Vested	432,047	$10.98	3.64
Expected to vest	27,000	$1.68	9.46
Total	459,047

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to stock option grants utilizing the Binomial Lattice option pricing models at, and during the nine months ended December 31, 2017:

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

A summary of stock option activity during the nine months ended December 31, 2017 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2017	432,047	$3.80-$20.50	$10.98
Exercised	–	–	–
Granted	27,000	$1.68	$1.68
Cancelled/Expired	–	–	–
Stock options outstanding at December 31, 2017	459,047	$1.68-$20.50	$10.44
Stock options exercisable at December 31, 2017	432,047	$3.80-$20.50	$10.98

On December 31, 2017, our stock options had no intrinsic value since the closing price on that date of $1.13 per share was below the weighted average exercise price of our stock options.

At December 31, 2017, there was approximately $2.2 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 1.72 years.

10. WARRANTS

During the nine months ended December 31, 2017, we issued 5,618,182 warrants, including 163,636 warrants issued to the placement agent, H.C. Wainwight & Co., in connection with our October 2017 Public Offering (see Note 6). Those warrants have a five year term and have an exercise price of $1.10 per share.

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models, issued during the nine months ended December 31, 2017:

Risk free interest rate	1.38% - 1.92%
Average expected life	5 years
Expected volatility	100.2% - 111.1%
Expected dividends	None

A summary of warrant activity during the nine months ended December 31, 2017 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2017	2,604,096	$2.10 - $12.05	$3.64
Exercised	(218,600)	$1.10	$1.10
Issued	5,618,182	$1.10	$1.10
Cancelled/Expired	(139,357)	$5.00 –$15.00	$6.52
Warrants outstanding at December 31, 2017	7,864,321	$1.10 - $12.05	$1.38
Warrants exercisable at December 31, 2017	7,864,321	$1.10 - $12.05	$1.38

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models issued during the nine months ended December 31, 2016:

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

Based on the above assumptions, we valued the warrants that were exchanged for common stock (see Note 6) during the nine months ended December 31, 2017 at $130,214.

11. GOVERNMENT CONTRACTS AND RELATED REVENUE RECOGNITION

National Institutes of Health (“NIH”)

We entered into a contract with the NIH on September 15, 2017. This award is under the NIH’s Small Business Innovation Research (SBIR) program which is designed to fund early stage small businesses that are seeking to commercialize innovative biomedical technologies. The title of the award is SBIR Topic 359 Phase 1 Device Strategy for Selective Isolation of Oncosomes and Non-Malignant Exosomes.

The award from NIH is a firm, fixed-price contract with potential total payments to us of $299,250 over the course of nine months.

Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each period of the contract. The NIH also has the unilateral right to require us to perform additional work under an option period for an additional fixed amount of $49,800.

Under the terms of the contract, we must perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.

In October 2017, we completed the first milestone on this contract and invoiced NIH for the $74,812.50 payment associated with that milestone.

The details of that milestone were as follows:

Milestone HHSN261201700022C-01 – Prepare and present the kick-off presentation to NIH. The milestone payment was $74,812.50. Management considers this milestone to be substantive as it was not dependent on the passage of time nor was it based solely on another party's efforts. We prepared and presented the kick-off presentation to NIH. The report was accepted by NIH and the invoice was submitted thereafter.

Defense Advanced Research Projects Agency (“DARPA”)

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

The following tables set forth certain information regarding our segments:

	Nine Months Ended December 31,
	2017	2016
Revenues:
Aethlon	$74,813	$392,073
ESI	–	–
Total Revenues	$74,813	$392,073

Operating Losses:
Aethlon	$(3,495,189)	$(4,478,631)
ESI	(64,860)	(115,443)
Total Operating Loss	$(3,560,049)	$(4,594,074)

Net Losses:
Aethlon	$(4,308,807)	$(5,497,978)
ESI	(64,860)	(115,443)
Net Loss Before Non-Controlling Interests	$(4,373,667)	$(5,613,421)

Cash:
Aethlon	$5,610,061	$625,531
ESI	738	3,084
Total Cash	$5,610,799	$628,615

Total Assets:
Aethlon	$5,745,031	$752,578
ESI	5,723	37,019
Total Assets	$5,750,754	$789,597

Capital Expenditures:
Aethlon	$23,705	$2,961
ESI	–	–
Capital Expenditures	$23,705	$2,961

Depreciation and Amortization:
Aethlon	$27,402	$16,322
ESI	–	10,043
Total Depreciation and Amortization	$27,402	$26,365

Interest Expense:
Aethlon	$(306,495)	$(115,308)
ESI	–	–
Total Interest Expense	$(306,495)	$(115,308)

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We currently rent approximately 2,600 square feet of executive office space at 9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123 at the rate of $6,054 per month on a four-year lease that expires in May 2018. We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $4,548 per month on a one-year lease that was extended to an expiration date of November 30, 2018.

Rent expense, which is included in general and administrative expenses, approximated $100,000 and $114,000 for the nine month periods ended December 31, 2017 and 2016, respectively.

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

14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to December 31, 2017 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Warrant Exercises – Subsequent to December 31, 2017, sixteen investors that participated in the October 2017 public offering exercised 852,700 warrants for aggregate cash proceeds to us of $937,970 before expenses.

ATM Sales -- Subsequent to December 31, 2017, we sold common stock under our Common Stock Sales Agreement with H.C. Wainwright (see Note 6) and from those sales raised net proceeds of $454,654 (after deducting $14,123 in commissions to H.C. Wainwright and $1,998 in other offering expenses), utilizing the sales agreement through the sale of 340,000 shares at an average price of $1.34 per share of net proceeds.

Restricted Stock Unit (“RSU”) Issuances – In January 2018, 46,125 RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSUs in exchange for the Company paying the related withholding taxes on the share issuance, 26,157 of the RSUs were cancelled, and we issued a net 19,968 shares to our executives.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2017 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2016

Revenues

We recorded any $74,813 of government contract revenue in the three months ended December 31, 2017 and we did not record any government contract revenue in the three months ended December 31, 2016. That revenue arose from work performed under our government contract with the National Institutes of Health, or NIH, as follows:

	Three Months Ended 12/31/17	Three Months Ended 12/31/16	Change in Dollars
NIH Contract	$74,813	$–	$74,813
Total Government Contract Revenue	$74,813	$–	$74,813

NIH Contract

We entered into a contract with the NIH on September 15, 2017. This award is under the NIH’s Small Business Innovation Research (SBIR) program which is designed to fund early stage small businesses that are seeking to commercialize innovative biomedical technologies. The title of the award is SBIR Topic 359 Phase 1 Device Strategy for Selective Isolation of Oncosomes and Non-Malignant Exosomes.

The award from NIH is a firm, fixed-price contract with potential total payments to us of $299,250 over the course of nine months.

Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each period of the contract. The NIH also has the unilateral right to require us to perform additional work under an option period for an additional fixed amount of $49,800.

Under the terms of the contract, we must perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.

In the three months ended December 31, 2017, we completed the first milestone on this contract and invoiced NIH for the $74,812.50 payment associated with that milestone.

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2017 were $1,238,440 in comparison with $1,235,546 for the comparable period a year ago. This increase of $2,894, or 0.2%, was due to an increase in payroll and related expenses of $27,547, a $22,251 increase in professional fees and a $46,904 decrease in general and administrative expenses.

The $27,547 increase in payroll and related expenses was due to a $17,003 increase in stock-based compensation and to a $10,545 increase in our cash-based payroll and related expenses due to bonuses given to our support and scientific staff.

The $22,251 increase in our professional fees was due to an increase in our professional fees of $37,962, which was partially offset by a decrease in our professional fees at ESI of $15,711. The $37,962 decrease in our professional fees was due to a $62,864 increase in our legal fees, a $22,022 increase in our investor relations fees, a $14,069 increase in our accounting fees, a $7,358 increase in our marketing expenses, and a $6,100 increase in our directors’ fees due to an increase in our Board of Directors, which were partially offset by a $51,548 decrease in our scientific consulting expenses and a $25,000 decrease in business development expenses.

The $46,904 decrease in general and administrative expenses was primarily due to a $34,324 decrease in our clinical trial expenses, a $6,519 decrease in the cost of our lab supplies and a $4,743 refund on previous state franchise tax payments.

Other Expense

Other expense during the three months ended December 31, 2017 and 2016 consisted of interest expense and a gain on debt extinguishment. Other expense for the three months ended December 31, 2017 was other expense of $55,912 in comparison with other income of $22,126 for the three months ended December 31, 2016.

The following table breaks out the various components of our other expense (income) for both periods:

	Three Months Ended	Three Months Ended
	12/31/17	12/31/16	Change
Gain on Debt Extinguishment	$–	$(58,691)	$58,691
Interest Expense	55,912	36,565	19,347
Total Other Expense (Income)	$55,912	$(22,126)	$78,038

Interest Expense

Interest expense was $55,912 for the three months ended December 31, 2017 compared to $36,565 in the corresponding prior period, an increase of $19,347. The various components of our interest expense are shown in the following table:

	Three Months Ended	Three Months Ended
	12/31/17	12/31/16	Change
Interest Expense	$25,625	$17,567	$8,058
Amortization of Note Discounts	30,287	18,998	11,289
Total Interest Expense	$55,912	$36,565	$19,347

As noted in the above table, the factors in the $19,347 increase in interest expense were the $8,058 increase in our contractual interest expense and the $11,289 increase in the amortization of note discounts, which related to the amortization against the discount on our convertible notes.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss before noncontrolling interests increased from approximately $1,213,000 in the three month period ended December 31, 2016 to $1,220,000 in the three month period ended December 31, 2017.

Basic and diluted loss attributable to common stockholders were ($0.08) for the three month period ended December 31, 2017 compared to ($0.15) for the period ended December 31, 2016.

NINE MONTHS ENDED DECEMBER 31, 2017 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2016

Revenues

We recorded government contract revenue of $74,813 in the nine months ended December 31, 2017 and we recorded government contract revenue of $392,073 in the nine months ended December 31, 2016. This revenue arose from work performed under our government contracts with the National Institutes of Health, or NIH, with the Defense Advanced Research Projects Agency, or DARPA, and our government subcontract with Battelle Memorial Institute as follows:

	Nine Months Ended 12/31/17	Nine Months Ended 12/31/16	Change in Dollars
NIH Contract	$74,813	$–	$74,813
DARPA Contract	–	387,438	(387,438)
Battelle Subcontract	–	4,635	(4,635)
Total Government Contract Revenue	$74,813	$392,073	$(317,260)

NIH Contract

We entered into a contract with the NIH on September 15, 2017. This award is under the NIH’s Small Business Innovation Research (SBIR) program which is designed to fund early stage small businesses that are seeking to commercialize innovative biomedical technologies. The title of the award is SBIR Topic 359 Phase 1 Device Strategy for Selective Isolation of Oncosomes and Non-Malignant Exosomes.

The award from NIH is a firm, fixed-price contract with potential total payments to us of $299,250 over the course of nine months.

Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each period of the contract. The NIH also has the unilateral right to require us to perform additional work under an option period for an additional fixed amount of $49,800.

Under the terms of the contract, we must perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.

In the nine months ended December 31, 2017, we completed the first milestone on this contract and invoiced NIH for the $74,812.50 payment associated with that milestone.

DARPA Contract & Battelle Subcontract

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

Operating Expenses

Consolidated operating expenses for the nine months ended December 31, 2017 were $3,634,862 in comparison with $4,986,148 for the comparable period a year ago. This decrease of $1,351,286, or 27.1%, was due to a decrease in payroll and related expenses of $882,335, a decrease in professional fees of $330,279 and a $138,672 decrease in general and administrative expenses.

The $882,335 decrease in payroll and related expenses was primarily due to a $992,543 decrease in stock-based compensation. The decrease in stock-based compensation was due to the upfront vesting percentage of the RSU grants to our officers and directors in August 2016. Our cash-based payroll and related expenses increased by $110,208 due to headcount additions in our scientific staff.

The $330,279 decrease in our professional fees was due to decreases in our non-DARPA-related professional fees of $263,328, in our DARPA-related professional fees of $38,928 and in our professional fees at ESI of $28,023. The $263,328 decrease in our non-DARPA-related professional fees was due to a $124,941 decrease in our legal fees, a $123,859 decrease in scientific consulting expenses, and a $110,000 decrease in business development expenses which were partially offset by a $64,949 increase in marketing expenses, a $17,014 increase in website service expense and a $5,732 increase in investor relations expenses.

The $138,672 decrease in general and administrative expenses was primarily due to decreases of $101,757 in our DARPA-related general and administrative expenses and $22,224 in the general and administrative expenses at ESI.

Other Expense

Other expense during the nine months ended December 31, 2017 and 2016 consisted of losses on debt extinguishment, warrant repricing expense, losses on share for warrant exchanges and interest expense. Other expense for the nine months ended December 31, 2017 was other expense of $813,618 in comparison with other expense of $1,019,347 for the nine months ended December 31, 2016.

The following table breaks out the various components of our other expense for both periods:

	Nine Months Ended	Nine Months Ended
	12/31/17	12/31/16	Change
Loss on Debt Extinguishment	$376,909	$558,198	$(181,289)
Loss on Warrant Repricing	–	345,841	(345,841)
Loss on Share for Warrant Exchanges	130,214	–	130,214
Interest Expense	306,495	115,308	191,187
Total Other Expense	$813,618	$1,019,347	$(205,729)

Loss on Debt Extinguishment

Our loss on debt extinguishment for the nine months ended December 31, 2017 arose from a $376,909 loss associated with the June 2017 amendments to our convertible notes. This compared to a loss of debt extinguishment of $558,198 for the nine months ended December 31, 2016 - see below for additional information.

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

Loss on Share for Warrant Exchanges

During the nine months ended December 31, 2017, we agreed with two individual investors to exchange 11,497 restricted shares for the cancellation of 22,993 warrants and we entered into an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares in exchange for the cancellation of 77,125 warrants held by those investors. Additionally, we entered into an agreement with a former placement agent to issue 5,500 restricted shares in exchange for the cancellation of 11,000 warrants held by that placement agent. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded losses for each of those exchanges based on the changes in fair value between the instruments exchanged.

Interest Expense

Interest expense was $306,495 for the nine months ended December 31, 2017 compared to $115,308 in the corresponding prior period, an increase of $191,187. The various components of our interest expense are shown in the following table:

	Nine Months Ended	Nine Months Ended
	12/31/17	12/31/16	Change
Interest Expense	$91,119	$49,671	$41,448
Amortization of Deferred Financing Costs	–	27,641	(27,641)
Amortization of Note Discounts	215,376	37,996	177,380
Total Interest Expense	$306,495	$115,308	$191,187

As noted in the above table, the most significant factor in the $191,187 increase in interest expense was the $177,380 increase in the amortization of note discounts, which related to the amortization against the discount on our convertible notes. Other smaller factors in the change in our total interest were a $27,641 decrease in the amortization of deferred financing costs and a $41,448 increase in our contractual interest expense.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss before noncontrolling interests decreased from approximately $5,613,000 in the nine month period ended December 31, 2016 to $4,374,000 in the nine month period ended December 31, 2017.

Basic and diluted loss attributable to common stockholders were ($0.40) for the nine month period ended December 31, 2017 compared to ($0.72) for the period ended December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2017, we had a cash balance of $5,610,799 and working capital of $5,288,930. This compares to a cash balance of $1,559,701 and working capital of $985,496 at March 31, 2017.

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

In December 2017, four investors in the October 2017 Public Offering exercised 218,600 warrants through the payment of an aggregate of $240,460 before expenses to us.

Subsequent to December 31, 2017, sixteen investors that participated in the October 2017 Public Offering exercised 852,700 warrants for aggregate cash proceeds to us of $937,970 before expenses.

Also subsequent to December 31, 2017, we sold common stock under our Common Stock Sales Agreement with H.C. Wainwright (see Note 6) and from those sales raised net proceeds of $454,654 (after deducting $14,123 in commissions to H.C. Wainwright and $1,998 in other offering expenses) utilizing the sales agreement through the sale of 340,000 shares at an average price of $1.34 per share of net proceeds.

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

Management expects existing cash as of December 31, 2017 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these interim financial statements.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the nine months ended
	December 31, 2017	December 31, 2016
Cash provided by (used in):
Operating activities	$(2,893)	$(2,644)
Investing activities	(24)	(3)
Financing activities	6,968	1,060
Net increase (decrease) in cash	$4,051	$(1,587)

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $2,893,000 in the nine months ended December 31, 2017 compared to $2,644,000 in the nine months ended December 31, 2016, an increase of $249,000.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $24,000 of cash to purchase laboratory and office equipment in the nine months ended December 31, 2017 compared to approximately $3,000 in the nine months ended December 31, 2016.

NET CASH PROVIDED BY FINANCING ACTIVITIES. In the nine months ended December 31, 2017 we generated approximately $6,968,000 from our financing activities primarily through the issuance of common stock, an increase of $5,908,000 over the $1,060,000 raised in the nine months ended December 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2017, 63,829 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As one of our three outside directors elected to return 40% of his RSUs in exchange for cash in order to pay his withholding taxes on the share issuances, 10,638 of the RSUs were cancelled and we paid $12,127 in cash to that outside director.

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

AETHLON MEDICAL, INC.

Date: February 1, 2018	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

