Form 10-K
period 2018-03-31
AETHLON MEDICAL INC
filed 2018-06-08
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2017 was approximately $11 million, computed by reference to the closing sale price of the common stock of $1.54 per share on the Nasdaq Capital Market on September 30, 2017. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the common stock of the registrant outstanding as of June 8, 2018 was 17,761,206.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview and Corporate History

We are a therapeutic technology company focused on addressing unmet needs in global health and biodefense. In the field of infectious disease therapeutics, a majority of viruses that transmit human infections are not addressed with approved antiviral therapies. To address this significant unmet need, the Aethlon Hemopurifier® is an affinity hemofiltration device developed for the single-use elimination of life-threatening viruses from the human circulatory system. In the United States, we are advancing the Hemopurifier under a “Breakthrough Device” designation from The United States Food and Drug Administration (FDA).

Under the “Breakthrough Device” program, the FDA has permitted the proposed “Indication for Use” for our device to include: “The Hemopurifier is a single-use device indicated for the treatment of life-threatening glycosylated viruses that are not addressed with an approved therapy.” We are currently in discussions with FDA to determine the pathway to clinically advance this “Indication for Use” under the “Breakthrough Device” program.

The “Indication for Use” under the “Breakthrough Device” program also aligns with our goal to fulfill the broad-spectrum countermeasure objective set forth by the U.S. Government to protect citizens from life-threatening bioterror and pandemic threat viruses that are not addressed with approved therapies. Based on previous human treatment outcomes, we believe our Hemopurifier may also augment the benefit of approved antiviral drug agents.

In human studies, the Hemopurifier has been administered to individuals infected with the following glycosylated viruses: The Human Immunodeficiency Virus (HIV), Hepatitis-C Virus (HCV) and Ebola Virus (EBV). Additionally, the Hemopurifier has been validated in vitro to capture a broad-spectrum of glycosylated viral threats including; Marburg virus, Zika virus, Lassa virus, MERS-CoV, Cytomegalovirus, Epstein-Barr virus, Herpes Simplex virus, Chikungunya virus, Dengue virus, West Nile virus, Smallpox related viruses, H1N1 Swine Flu virus, H5N1 Bird Flu virus, and the reconstructed Spanish flu virus of 1918. In many cases, these validations were conducted in collaboration with leading government or non-government research institutes.

In collaboration with the FDA, we are focused on the clinical advancement of our Hemopurifier in the U.S. In March of 2017, we concluded an Investigational Device Exemption (IDE) feasibility study that was previously approved by FDA. The feasibility study demonstrated safety of our device in health-compromised dialysis patients infected with HCV. The protocol of the IDE study was originally recommended by FDA as a surrogate model to advance the Hemopurifier as a broad-spectrum candidate to treat virulent viruses that are often classified as bioterror or pandemic threats. Prior to FDA approval of our IDE feasibility study, we conducted several clinical studies in virally infected individuals outside of the U.S.

In September of 2017, our Hemopurifier received an Expedited Access Pathway (EAP) program designation from FDA to support an accelerated clinical advancement of our device. Subsequent to the EAP designation, the Hemopurifier was transitioned to the “Breakthrough Device” program that was established under the 21st Century Cures Act, which was signed into law in December of 2016.

We are also investigating the ability of the Hemopurifier to capture glycosylated bacterial toxins and tumor-derived exosomes that promote cancer progression and treatment resistance. Additionally, we are the majority owner of Exosome Sciences, Inc. (ESI), a Company that is focused on the discovery of exosomal biomarkers to diagnose and monitor life-threatening disease conditions that may be current or future therapeutic targets for Aethlon Medical.

We (Aethlon Medical, Inc.) were formed on March 10, 1999. Our executive offices are located at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123. Our telephone number is (858) 459-7800. All references to “us” or “we” are references to Aethlon Medical, Inc., combined with its majority-owned subsidiary, Exosome Sciences, Inc.

The Mechanism of the Hemopurifier

The Aethlon Hemopurifier is an affinity hemofiltration device designed for the single-use removal of life-threatening viruses from the human circulatory system. In the United States, the Hemopurifier is classified as a combination product whose regulatory jurisdiction is The Center for Devices and Radiological Health (CDRH), the branch of FDA responsible for the premarket approval of all medical devices.

In application, our Hemopurifier is deployed for use on the established infrastructure of continuous renal replacement therapy (CRRT) and dialysis instruments located in hospitals and clinics worldwide. Incorporated within the Hemopurifier is an active affinity lectin that binds to a glycosylated structure with which infectious viruses cloak themselves to evade the surveillance of the immune system as a means to promote replication of progeny viruses. In mechanism, the Hemopurifier eliminates circulatory viruses prior to cell infection as a means to interrupt the replication of progeny viruses.

We have demonstrated that the Hemopurifier affinity mechanism provides for the capture of a broad-spectrum of strains, species and families of viral pathogens. We are also investigating the utility of our Hemopurifier to capture glycosylated bacterial toxins as well as circulating tumor-derived exosomes that promote cancer progression and treatment resistance.

The Hemopurifier - U.S. Clinical Trials

On March 13, 2017, we concluded an FDA-approved Investigational Device Exemption (IDE) feasibility study of Hemopurifier therapy. In the study, safety of the Hemopurifier was demonstrated in health-compromised individuals infected with a viral pathogen. Based on guidance from FDA, the study served as a surrogate model to advance our device as a broad-spectrum treatment countermeasure against highly virulent viruses that are often considered bioterror or pandemic threats. The feasibility study was conducted on Hepatitis C virus (HCV) infected dialysis patients at DaVita MedCenter Dialysis in Houston, Texas. The principal investigator of the study was Dr. Ronald Ralph. We reported that there were no device-related adverse events in enrolled subjects who met the study inclusion-exclusion criteria. We also reported that an average capture of 154 million copies of HCV (in International Units, I.U.) within the Hemopurifier® during 4-hour treatments. The FDA approved the IDE feasibility study protocol in June of 2013. Prior to this approval, we collected supporting Hemopurifier data through investigational human studies conducted overseas.

The Hemopurifier – Clinical Trials Conducted Overseas

EBOLA Virus

In December of 2014, Time Magazine named the Hemopurifier® a “Top 25 Invention” as the result of treating an ebola-infected physician at Frankfurt University Hospital in Germany. The physician was comatose with multiple organ failure at the time of treatment with the Hemopurifier®. At the American Society of Nephrology Annual Meeting, Dr. Helmut Geiger, Chief of Nephrology at Frankfurt University Hospital reported that the patient received a single 6.5 hour Hemopurifier® treatment. Prior to treatment, viral load was measured at 400,000 c/ml. Post-treatment viral load at reported to be 1,000 c/ml. Dr. Geiger also reported that 242 million copies of Ebola virus were measured to be captured within the Hemopurifier® during treatment. The patient made a full recovery.

Hepatitis C Virus (HCV)

Prior to FDA approval of the IDE feasibility study, we conducted investigational HCV treatment studies at the Apollo Hospital, Fortis Hospital and the Medanta Medicity Institute in India. The treatment protocol of the studies conducted at the Apollo and Fortis Hospital was similar to what had been proposed in our IDE feasibility study submission to FDA. Whereas the Medanta Medicity study was conducted to demonstrate the ability of the Hemopurifier to be combined with an established HCV drug regimen.

In the Medanta Medicity Institute study, twelve HCV-infected individuals were enrolled to receive three six-hour Hemopurifier treatments during the first three days of a 48-week peginterferon+ribavirin treatment regimen. The study was conducted under the leadership of Dr. Vijay Kher at the Medanta Medicity Institute. Dr. Kher’s staff reported that Hemopurifier therapy was well tolerated and without device-related adverse events in the twelve treated patients.

Of these twelve patients, ten completed the Hemopurifier-peginterferon+ribavirin treatment protocol, including eight genotype-1 patients and two genotype-3 patients. Eight of the ten patients achieved a sustained virologic response, which is the clinical definition of treatment cure and is defined as undetectable HCV in the blood 24 weeks after the completion of the 48-week peginterferon+ribavirin drug regimen. Both genotype-3 patients achieved a sustained virologic response, while six of the eight genotype-1 patients achieved a sustained virologic response.

Of the ten patients who completed the full treatment protocol, five also achieved a rapid virologic response, defined as undetectable HCV in the blood at day 30 of therapy. Rapid virologic response represents the clinical endpoint that best predicts sustained virologic response cure rates resulting from peginterferon+ribavirin therapy. As a point of reference, the landmark Individualized Dosing Efficacy vs Flat Dosing to Assess Optimal Pegylated Interferon Therapy study of 3,070 HCV genotype-1 patients documented that 10.35% (n=318/3070) of peginterferon+ribavirin-treated patients achieved a rapid virologic response. Patients who achieved a rapid virologic response had sustained virologic response rates of 86.2% (n=274/318) versus sustained virologic response rates of 32.5% (n=897/2752) in non-rapid virologic response patients.  Two of the genotype-1 patients who achieved a rapid virologic response also achieved an immediate virologic response, defined as undetectable HCV in the blood seven days after initiation of Hemopurifier-peginterferon+ribavirin treatment protocol. The earliest measured report of undetectable HCV in blood in the Individualized Dosing Efficacy vs Flat Dosing to Assess Optimal Pegylated Interferon Therapy study was on day 14 of the study.

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

Hemopurifier - Human Immunodeficiency Virus (HIV)

In addition to treating Ebola and HCV-infected individuals, we also conducted a single proof-of-principle treatment study at the Sigma New Life Hospital related to the treatment of HIV-infected AIDS patient who was not be administered HIV antiviral drug agents. In the study, Hemopurifier therapy reduced viral load by 93% as the result of 12 Hemopurifier treatments (each four hours in duration) that were administered over the course of one month.

Exosome Sciences, Inc. – Majority Owned Biomarker Discovery Company

We are the majority owner of Exosome Sciences, Inc. (ESI), a Company focused on the discovery of exosomal biomarkers to diagnose and monitor life-threatening disease conditions that may be current or future therapeutic targets for Aethlon Medical. At present, the priority of ESI is directed toward exosomal biomarkers to diagnose and monitor cancer and neurological disorders.

Since it began operations in 2013, ESI researchers disclosed the discovery of an exosomal biomarker that may be associated with neurological tauopathies, which involve the abnormal accumulation of tau protein in the brain. Tauopathies are a family of 21 different neurological disorders that include Alzheimer's disease and Chronic Traumatic Encephalopathy (CTE).  Related to CTE, the ESI team was invited to participate in an NIH-funded research study with The Boston University CTE Center. In the study, ESI researchers investigated an exosomal tau biomarker (TauSome) as a candidate to diagnose and monitor CTE in living individuals. At present, CTE can only be diagnosed through post-mortem brain autopsy.

The results of the study indicated that TauSome levels (in blood) of former professional American football players (high CTE risk group) were significantly higher as compared to same-age group control subjects who did not participate in activities that involved repetitive head trauma. Additionally, high TauSome levels also correlated with poor performance in cognitive decline testing. These results were published in an article entitled “Preliminary Study of Plasma Exosomal Tau as a Potential Biomarker for Chronic Traumatic Encephalopathy” in the Journal of Alzheimer's Disease on April 12, 2016.

To further validate these observations, ESI has initiated a follow-on study to evaluate TauSome levels in up to 200 former professional football players and control subjects. If fully enrolled, the study would be the largest study to date related to the advancement of a candidate biomarker to diagnose and monitor CTE in the living. Enrollment of study participants began in March 2018 at the Translational Genomics Research Institute (TGEN) in Phoenix, AZ.  Kendall Van Keuren-Jensen, Ph.D., Co-Director of TGEN’s Center for Noninvasive Diagnostics is the principal investigator at this site location. Dr. Van Keuren-Jensen is neurodegenerative disease thought leader whose research includes discovery and detection of biomarkers for central nervous system disorders. Additional site locations are anticipated.

U.S. GOVERNMENT CONTRACTS

We are a proven performer under U.S. Government Contracts. We recently completed two Department of Defense (DOD) contracts with the Defense Advanced Research Projects Agency (DARPA) related to the treatment of sepsis and other disease conditions. In these programs, we completed 29 out of 29 milestone opportunities, which generated approximately $6 million of revenue for our Company.

National Institutes of Health (“NIH”)

At present, we are operating under a National Institutes of Health (NIH) contract with the National Cancer Institute (NCI) related to the study of our Hemopurifier to capture tumor-derived exosomes. We entered into this contract on September 15, 2017. This contract award is under the NIH’s Small Business Innovation Research (SBIR) program and is entitled: SBIR Topic 359 Phase 1 Device Strategy for Selective Isolation of Oncosomes and Non-Malignant Exosomes. The contract award is a firm, fixed-price contract with potential total payments of $299,250 over the course of nine months.

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

In the fiscal year ended March 31, 2018, we performed work under the contract completing the majority of the first two technical objectives of the contract (Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma and Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes). As a result we invoiced NIH for $149,625.

Upon completion of this contract award, we plan to submit a Phase 2 contract proposal under the program. If awarded, the Phase 2 SBIR would pay $1.5 million over two years.

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

Research and Development Costs

A substantial portion of our operating budget is used for research and development activities. The cost of research and development, all of which has been charged to operations, amounted to approximately $586,000 and $673,000 in the fiscal years ended March 31, 2018 and 2017, respectively.

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

Patents

The following table lists all of our issued patents and patent applications, including their ownership status:

Patents Issued in the United States

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
9,707,333	Extracorporeal removal of microvesicular particles	7/18/17	Owned	1/6/29
9,364,601	Extracorporeal removal of microvesicular particles	6/14/16	Owned	10/2/29
8,288,172	Extracorporeal removal of microvesicular particles (exosomes) (method patent)	10/16/12	Owned	3/30/29
7,226,429	Method for removal of viruses from blood by lectin affinity hemodialysis	6/5/07	Owned	1/20/24
6,528,057	Method for removal of HIV and other viruses from blood	3/4/03	Licensed	8/30/19

Patent Applications Pending in the United States

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
15/866780	Affinity capture of circulating biomarkers	1/10/18	Owned
15/567500	Methods for delivering regional citrate anticoagulation (RCA) during extracorporeal blood treatments	10/18/17	Owned
15/121736	Brain specific exosome based diagnostics and extracorporeal therapies	8/25/16	Owned
62/541538	Multiplex cerebrospinal fluid processing system	8/04/17	Owned
14/856361	Device and method for purifying virally infected blood	9/16/15	Owned
14/490418	Method for removal of viruses from blood by lectin affinity hemodialysis	9/18/14	Owned
13/808561	Methods and compositions for quantifying exosomes	8/14/13	Owned

Foreign Patents

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Denmark)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (France)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Germany)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Ireland)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Great Britain)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Sweden)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Netherlands)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Switzerland)	5/16/18	Owned	9/12/36
2353399	Method for removal of viruses from blood by lectin affinity hemodialysis (Russia)	4/27/09	Owned	1/20/24
770344	Method for removal of HIV and other viruses from blood (Australia)	6/3/04	Licensed	8/30/19
DE69929986	Method for removal of HIV and other viruses from blood (Germany)	2/22/06	Licensed	8/30/19
1109564	Method for removal of HIV and other viruses from blood (France)	2/22/06	Licensed	8/30/19
1109564	Method for removal of HIV and other viruses from blood (Great Britain)	2/22/06	Licensed	8/30/19
1109564	Method for removal of HIV and other viruses from blood (Italy)	2/22/06	Licensed	8/30/19
2342203	Method for removal of HIV and other viruses from blood (Canada)	3/1/11	Licensed	8/30/19
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Belgium)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Ireland)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Italy)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Great Britain)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (France)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Germany)	7/17/13	Owned	1/20/24
2516403	Method for removal of viruses from blood by lectin affinity hemodialysis (Canada)	8/12/14	Owned	1/20/24
2591359	Methods for quantifying exosomes (Germany)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (France)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (Great Britain)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (Spain)	3/01/17	Owned	7/07/31

Foreign Patent Applications

		FILING	OWNED OR
APPLICATION #	APPLICATION NAME	DATE	LICENSED
DE 112016001400.7	Methods of delivering regional citrate anticoagulation (RCA) during extracorporeal blood treatments	10/23/17	Owned
EP20070752778	Extracorporeal removal of microvesicular particles (exosomes) (Europe)	3/9/07	Owned
9104740.6	Extracorporeal removal of microvesicular particles (exosomes) (Hong Kong)	3/9/07	Owned
8139/DELNP/2008	Extracorporeal removal of microvesicular particles (exosomes) (India)	3/9/07	Owned
2644855	Extracorporeal removal of microvesicular particles (Canada)	3/9/07	Owned

2939652	Brain specific exosome based diagnostics and extracorporeal therapies (Canada)	8/12/06	Owned
18166085.3	Brain specific exosome based diagnostics and extracorporeal therapies (Europe)	4/6/18	Owned

International Patent Applications

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
PCT/US2016/062194	Exosomal tau as a biomarker for brain disorders	11/16/16	Owned
PCT/US2016/ 028482	Methods for delivering regional citrate anticoagulation during extracorporeal blood treatments	4/20/16	Owned

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

Licensing and Assignment Agreements

Effective January 1, 2000, we entered into an agreement with a related party under which an invention and related patent rights for a method of removing Human Immunodeficiency and other viruses from the blood were assigned to us by the inventors in exchange for an 8.75% royalty to be paid on future net sales of the patented product or process and shares of our common stock. On March 4, 2003, the related patent (patent #6,528,057) was issued, and we issued 3,922 shares of unregistered common stock to that related party. The license runs for the life of the patent, which expires in August 2019.

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

Industry & Competition

The industry for treating infectious disease and cancer is extremely competitive, and companies developing new treatment procedures face significant capital and regulatory challenges. As our Hemopurifier is a clinical-stage device, we have the additional challenge of establishing medical industry support, which will be driven by treatment data resulting from human clinical studies. Should our device become market cleared by FDA or the regulatory body of another country, we may face significant competition from well-funded pharmaceutical organizations. Additionally, we would likely need to establish large-scale production of our device in order to be competitive. We believe that our Hemopurifier is a first-in-class therapeutic candidate and we are not aware of any affinity hemofiltration device being market cleared in any country for the single-use removal of circulating viruses or tumor-derived exosomes.

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

In December 2014, the FDA approved our request for a supplement to our investigational device exemption to establish a protocol to clinically investigate the use of the Hemopurifier for the treatment of Ebola-infected patients in the U.S. Under the supplement, we may treat up to 20 Ebola-infected persons, at no more than 10 institutions in the U.S., using the supplement protocol; however, this is not a clinical trial. We must clearly distinguish data collected in the supplement protocol from data collected in our IDE feasibility study (discussed above). Prior to treating Ebola-infected patients, we must comply with specified patient protection procedures established by the applicable institution including its institutional review board. Also, we must report any unanticipated device-related adverse events resulting from the supplement protocol to the FDA within 10 working days. Even if the protocol is established, and patients are treated, the results of such treatments may not demonstrate the safety and efficacy of the device.

DaVita MedCenter Dialysis treated a total of eight patients per the IDE feasibility study protocol and then notified us that it was unlikely that they would be able to locate additional subjects who would meet the study inclusion criteria. Therefore on April 11, 2017, we notified the FDA that we were concluding the trial with the eight patients treated. The FDA accepted that decision to terminate the trial with eight patients completed. We subsequently submitted preliminary and final clinical study reports, which were accepted by FDA.

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

In the United States, our Hemopurifier is classified as a combination product whose regulatory jurisdiction is The Center for Devices and Radiological Health (CDRH), the branch of FDA responsible for the premarket approval of all medical devices. It is anticipated that the Hemopurifier will generally require the submission of a PMA supported by clinical trial data. In the future, we may develop new therapeutic candidates that are considered 510(k), Class II or Class III products.

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

International Regulation

International development and sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may be significantly different. At present, we are not seeking market clearance of our device in any region beyond the United States.

Manufacturing

Manufacturing of our Hemopurifier occurs in collaboration with a contract manufacturer based in San Diego, California that is compliant with the Good Manufacturing Practice regulations promulgated by the FDA.  Our contract manufacturer is registered with the FDA. Previously, we did receive an export license from FDA that allows for the export of our Hemopurifier to support clinical studies in India. To date, our manufacture of the Hemopurifier has been limited to quantities necessary to support our clinical studies.

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

Employees

We have six full-time employees consisting of our Chief Executive Officer, our President, our Chief Financial Officer, two research scientists and an executive assistant. We utilize, whenever appropriate, consultants in order to conserve cash and resources.

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

We have never been profitable. We have generated revenues during the fiscal years ended March 31, 2018 and March 31, 2017, in the amounts of $149,625, and $392,073, respectively, primarily from our contract with the National Institute of Health, or NIH, in the fiscal year ended March 31, 2018 and from the Defense Advanced Research Projects Agency, or DARPA in the fiscal year ended March 31, 2017. However, our revenues continue to be insufficient to cover our cost of operations. Additionally, our contracts with DARPA have now ended, and we cannot be assured when, if at all, we will be able to enter into future government contracts beyond the current NIH contract. Future profitability, if any, will require the successful commercialization of our Hemopurifier technology, other products that may emerge from our potential diagnostic products or from additional government contract or grant income. We cannot assure you when or if we will be able to successfully commercialize one or more of our products, or if commercialization is successful, whether we will ever be profitable.

We may require additional financing to sustain our operations, and without it, if such financing becomes necessary, we would not be able to continue operations.

We raised $9,628,505 in net proceeds from sales of common stock during the fiscal year ended March 31, 2018 and we expect those proceeds will support our operations for the ensuing twelve months. However, we will likely require significant additional financing for expected additional future clinical trials in the U.S., as well as fund all of our continued research and development activities for the Hemopurifier and other future products in future fiscal years. In addition, as we expand our activities, our overhead costs to support personnel, laboratory materials and infrastructure will increase. Should the financing we may require to sustain our working capital needs be unavailable to us on reasonable terms, if at all, when we require it, we may be unable to support our research and FDA clearance activities including our planned clinical trials. The failure to implement our research and clearance activities would have a material adverse effect on our ability to commercialize our products.

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

Our success depends to a critical extent on the continued services of our Chief Executive Officer, James A. Joyce, and our Chief Financial Officer, James B. Frakes. If one or both of these key executive officers were to leave us, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The unique knowledge and expertise of these individuals would be difficult to replace within the biotechnology field. We can give you no assurances that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to us. Although Mr. Joyce has signed an employment agreement providing for his continued service to us, that agreement will not preclude him from leaving us should we be unable to compete with offers for employment he may receive from other companies. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers. If either of our key officers were to leave us, it could make it impossible, if not cause substantial delays and costs, to implement our long-term business objectives and growth.

Our inability to attract and retain qualified personnel could impede our ability to achieve our business objectives.

We have six full-time employees consisting of our Chief Executive Officer, our President, our Chief Financial Officer, two research scientists and an executive assistant. We utilize, whenever appropriate, consultants in order to conserve cash and resources.

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

The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on Dec. 18, 2015, included a two-year moratorium on the medical device excise tax imposed by Internal Revenue Code section 4191. This moratorium was then extended by an additional two years in January 2018. Currently, the medical device excise tax does not apply to the sale of a taxable medical device by the manufacturer, producer, or importer of the device until January 1, 2020.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies incorporated in our products. We currently have five issued U.S. patents and seven pending U.S. patent applications. We also have twenty six issued foreign patents and have applied for nine additional international patents. Our issued patents begin to expire in 2019, with the last of these patents expiring in 2029, although terminal disclaimers, patent term extension or patent term adjustment can shorten or lengthen the patent term. We rely on a combination of patent protection, trade secret laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these may not adequately protect our rights or permit us to gain or keep any competitive advantage.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended March 31, 2018, the high and low closing sale prices of a share of our common stock were $3.03 and $0.80, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, trading in our common shares often has been thin. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to our limited operating history, limited amount of revenue, lack of profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology as a viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Our directors and officers own or control approximately 6.0% of our outstanding common shares which may limit your ability to propose new management or influence the overall direction of the business; this concentration of control may also discourage potential takeovers that could otherwise provide a premium to you.

As of June 8, 2018, our officers and directors beneficially own or control approximately 6.0% of our outstanding common shares (assuming the exercise of all outstanding options, restricted stock units and warrants held by our officers and directors). These persons will have the ability to substantially influence all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

A large number of our common shares are issuable upon exercise of outstanding convertible securities which, if exercised or converted, would be dilutive to your holdings.

As of March 31, 2018, there are outstanding purchase options and warrants entitling the holders to purchase 6,331,618 common shares at a weighted average exercise price of $1.96 per share. This includes 26,105 warrants that are conditional upon the exercise of other warrants. As of March 31, 2018, there are 349,431 shares underlying promissory notes convertible into common stock at a weighted average exercise price of $3.00. Additionally, as of March 31, 2018, we had reserved 369,000 shares of common stock for issuance under our restricted stock unit program.

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

We are entitled under our Articles of Incorporation to issue up to 30,000,000 shares of common stock. We have reserved for issuance 7,160,004 shares of common stock for existing restricted stock units, options, warrants and convertible notes. As of March 31, 2018, we have issued and outstanding 17,739,511 shares of common stock. As a result, as of March 31, 2018 we had 5,100,485 common shares available for issuance to new investors or for use to satisfy indebtedness or pay service providers.

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

Our Board of Directors may generally issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors that our Board of Directors may deem relevant at that time. For the past four fiscal years (ending March 31, 2018), we issued a total of 1,102,741 shares of common stock to pay for debt to reduce our obligations. In the fiscal year ended March 31, 2018 we issued 120,922 shares of common stock to pay for debt to reduce our obligations.

During the fiscal year ended March 31, 2018, we issued 15,000 shares to pay for services valued at $33,600. While we did not issue any shares as payment for services in the fiscal years ended March 31, 2017 and 2016, it is likely that we will issue additional securities to pay for services and to reduce debt in the future. We cannot give you any assurance that we will not issue additional shares of common stock at various discounts under circumstances we may deem appropriate at the time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease approximately 2,600 square feet of executive office space at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123 under a 39-month gross plus utilities lease that commenced on December 1, 2014 and was extended in May 2018. The initial rental rate under the lease extension is $7,986 per month. Such lease expires in on August 31, 2021. We believe this leased facility will be satisfactory for our office needs over the term of the lease.

We also lease approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $4,548 per month on a one-year lease that expires on November 30, 2018. We presently intend to renew this lease as we believe this leased facility will be satisfactory for our laboratory needs over the near term.

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

	CLOSING/BID PRICE
PERIOD	HIGH	LOW

Calendar 2018:
First Quarter	$1.90	$1.13

Calendar 2017:
Fourth Quarter	$1.45	$0.80
Third Quarter	2.70	1.14
Second Quarter	3.03	1.60
First Quarter	4.75	3.19

Calendar 2016:
Fourth Quarter	$5.14	$4.11
Third Quarter	7.70	4.77
Second Quarter	6.14	4.70
First Quarter	7.01	4.34

There were approximately 89 record holders of our common stock at June 8, 2018. The number of registered stockholders includes any beneficial owners of common shares held in street name.

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

Recent Sales of Unregistered Securities

We have sold or issued the following equity securities not registered under the Securities Act of 1933, or Securities Act, in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Regulation D of the Securities Act during the fiscal year ended March 31, 2018 and subsequent thereto through the date of filing this report. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

Aethlon Medical, Inc. Equity Transactions in the Fiscal Year Ended March 31, 2018.

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

In the fiscal year ended March 31, 2018, we raised aggregate net proceeds of $2,104,968 (net of $65,280 in commissions to H.C. Wainwright and $5,748 in other offering expenses) under this agreement through the sale of 941,504 shares at an average price of $2.24 per share of net proceeds.

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

Warrant Exercises

In fiscal year ended March 31, 2018, investors that participated in the October 2017 Public Offering exercised 2,160,350 warrants for aggregate cash proceeds to us of $2,160,350 before expenses.

Restricted Shares Issued for Services

During the nine months ended December 31, 2017, we issued 15,000 shares of restricted common stock at a price of $2.24 per share, the market price at time of issuance, in payment for investor relations consulting services valued at $33,600 based on the grant date closing market price of our common stock.

Share for Warrant Exchanges

During the fiscal year ended March 31, 2018, we agreed with two individual investors to exchange 11,497 restricted shares for the cancellation of 22,993 warrants and we entered into an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares in exchange for the cancellation of 77,125 warrants held by those investors. We also agreed with those institutional investors that they would extend the expiration dates of convertible notes held by those investors from July 1, 2018 to July 1, 2019 in exchange for the reduction of the conversion price of those notes from $4.00 per share to $3.00 per share.

Additionally, we entered into an agreement with a former placement agent to issue 5,500 restricted shares in exchange for the cancellation of 11,000 warrants held by that placement agent. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded losses for each of those exchanges based on the changes in fair value between the instruments exchanged. Based upon the fair value of the shares issued and warrants exchanged, we recorded a loss of $130,215 during the fiscal year ended March 31, 2018 for all of the above share for warrant exchanges.

Stock Option Issuances

During the fiscal year ended March 31, 2018, we issued options to four of our employees to purchase 34,500 shares of common stock at an exercise price of $1.68 per share, the closing price on the date of the approval of the option grants by our compensation committee.

Termination of Restricted Share Grant

During the fiscal year ended March 31, 2018, we terminated a previously recorded but unissued share issuance of 68,000 shares under a fully vested restricted stock grant to our CEO and issued to him 32,674 shares as a net settlement of shares and the Company paid the withholding taxes associated with that share issuance in return for the cancellation of 35,326 shares. The compensation cost of that restricted stock grant had been fully recorded during prior fiscal years, therefore no expense was recorded regarding this net issuance.

Restricted Stock Unit Grants to Directors and Executive Officers

On August 9, 2016, our Board of Directors granted RSUs to certain of our officers and directors and during the fiscal year ended March 31, 2018, 168,309 additional RSUs were granted to our directors pursuant to the 2012 Non-Employee Directors Compensation Program. The RSUs represent the right to be issued on a future date shares of our common stock for vested RSUs.

During the fiscal year ended March 31, 2018, 184,500 vested RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 97,238 of the RSUs were cancelled and we issued a net 87,262 shares to our executives (see Note 9).

During the fiscal year ended March 31, 2018, 168,309 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As three of our four outside directors elected to return 40% of their RSUs in exchange for cash in order to pay their withholding taxes on the share issuances, 44,983 of the RSUs were cancelled and we paid $52,998 in cash to those outside directors.

EQUITY COMPENSATION PLANS

SUMMARY EQUITY COMPENSATION PLAN DATA

Equity Compensation Plans

Summary equity compensation plan data

The following table sets forth information, as of March 31, 2018, about our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (3)(4)(5)	396,000	$1.68	2,272,393

Equity compensation plans not approved by security holders (1)(3)(4)	295,470	$10.07	9,800

Totals	691,470	$10.07	2,282,193

_____________

(1) The description of the material terms of non-plan issuances of equity instruments is discussed in Note 5 to the accompanying consolidated financial statements.

(2) Net of equity instruments forfeited, exercised or expired.

(3) Includes restricted stock unit grants to our officers and directors in August 2016, and to our directors during the fiscal year ended March 31, 2018.

(4) On March 31, 2018 we had 2,272,393 shares available under our 2010 Stock Incentive Plan.

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

At March 31, 2018, all of the grants previously made under the 2000 Stock Option Plan had expired and 200 common shares had been issued under the plan, with 9,800 available for future issuance.

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

At March 31, 2018, we had 2,272,393 shares available under this plan.

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

Dr. Fisher will be compensated $90,000 per year for his services as Chairman of the Board, which the Company’s Board considers to be fees payable as a member of the Board or a Committee of the Board for purposes of Section 10A-3 of the rules promulgated under the Securities Exchange Act of 1934, as amended. To the extent payment of such fees are construed to not be fees payable as a member of the Board or a Committee of the Board, then the Board considers that Dr. Fisher may act as a member of its Audit Committee under Nasdaq Rule 5605(c)(2)(B) as the Board has determined that it is in the best interests of the Company and its stockholders for Dr. Fisher to continue to serve on its Audit Committee.

Stand-alone grants

From time to time our Board of Directors grants common stock or common share purchase options or warrants to selected directors, officers, employees and consultants as equity compensation to such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated. There were no stock option grants on a stand-alone basis to either employees or directors during the fiscal years ended March 31, 2018 and March 31, 2017.

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

Fiscal Years Ended March 31, 2018 and 2017

Results of Operations

Revenues

We recorded government contract revenue in the fiscal years ended March 31, 2018 and 2017.  This revenue arose from work performed under our government contracts with the National Institutes of Health, or NIH, with the Defense Advanced Research Projects Agency, or DARPA and our subcontract with Battelle Memorial Institute, or Battelle (both of which are now completed), as follows:

	Fiscal Year Ended 3/31/18	Fiscal year Ended 3/31/17	Change in Dollars
NCI contract	$149,625	$–	$149,625
DARPA contract	–	387,438	(387,438)
Battelle subcontract	–	4,635	(4,635)
Total government contract revenue	$149,625	$392,073	$(242,448)

NCI Contract

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

In the fiscal year ended March 31, 2018, we performed work under the contract completing the majority of the first two technical objectives of the contract (Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma and Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes). As a result we invoiced NIH for $149,625.

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

Operating Costs and Expenses

Consolidated operating expenses were $4,980,741 for the fiscal year ended March 31, 2018 compared to $6,490,430 in the fiscal year ended March 31, 2017, a decrease of $1,509,689. The $1,509,689 decrease was due to reductions in payroll and related expenses of $844,410, in professional fees of $608,388 and in general and administrative expense of $56,891.

The $844,410 decrease in payroll and related expenses was principally driven by a $925,540 decrease in our stock-based compensation due to the vesting of restricted stock units granted during the fiscal year, which was partially offset by an $81,130 increase in cash payroll and related expenses due to headcount additions in our scientific staff.

The $608,388 decrease in our professional fees was due to reductions in our non-DARPA-related professional fees of $545,694, in our DARPA-related professional fees of $38,928 and in Exosome’s professional fees of $23,766. The primary factors in the $545,694 decrease in our non-DARPA-related professional fees were a $223,636 reduction in legal fees due to a reduction in registration statement and financing activity in FY’18 compared to FY’17, a $145,692 reduction in clinical trial expense due to the conclusion of our clinical trial and a $114,000 reduction in business development expense. The primary factor in our $38,928 decrease in our DARPA-related professional fees was the completion of our DARPA contract in September 2016.

The $56,891 decrease in general and administrative expenses primarily arose from reductions in the general and administrative expenses in our DARPA-related activities of $101,757 and in the general and administrative expenses at Exosome of $29,664, which were partially offset by increases in our non-DARPA-related activities of $74,530.

Other Expense

In the fiscal year ended March 31, 2018, we recognized other expenses of $868,721 compared to $1,208,369 of other expense in the fiscal year ended March 31, 2017. The following table breaks out the various components of our other expense over the fiscal years ended March 31, 2018 and 2017:

	Components of Other Expense in Fiscal Year Ended
	March 31, 2018	March 31, 2017	Change

Loss on debt extinguishment	$376,909	$558,198	$(181,289)

Loss on share for warrant exchanges	130,215	–	130,215

Interest and other debt expenses	361,597	304,330	57,267

Warrant repricing expense	–	345,841	(345,841)

Total other expense	$868,721	$1,208,369	$(339,648)

Loss on Debt Extinguishment

Our loss on debt extinguishment for the fiscal year ended March 31, 2018 arose from a $376,909 loss associated with the June 2017 amendments to our convertible notes. This compared to a loss of debt extinguishment of $558,198 for the fiscal year ended March 31, 2017 - see below for additional information.

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

Loss on Share for Warrant Exchanges

During the fiscal year ended March 31, 2018, we agreed with two individual investors to exchange 11,497 restricted shares for the cancellation of 22,993 warrants and we entered into an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares in exchange for the cancellation of 77,125 warrants held by those investors. Additionally, we entered into an agreement with a former placement agent to issue 5,500 restricted shares in exchange for the cancellation of 11,000 warrants held by that placement agent. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded losses for each of those exchanges based on the changes in fair value between the instruments exchanged.

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

Interest and other debt expenses

Our interest and other debt expense increased by $57,267 from the fiscal year ended March 31, 2017 to the fiscal year ended March 31, 2018. The following table breaks out the various components of our interest expense over the fiscal years ended March 31, 2018 and 2017:

	Components of Interest Expense and Other Debt Expenses in Fiscal Year Ended
	March 31, 2018	March 31, 2017	Change

Interest expense	$115,934	$83,891	$32,043

Amortization of deferred financing costs	–	27,641	(27,641)

Amortization of note discounts	245,663	192,798	52,865

Total interest and other debt expenses	$361,597	$304,330	$57,267

As noted in the above table, the primary factors in the $57,267 overall increase in interest and other debt expenses were a $52,865 increase in the amortization of note discounts and a $32,043 increase in interest expense, which were partially offset by decrease of $27,641 in the amortization of deferred financing costs.

As a result of the above factors, our net loss before noncontrolling interests decreased from $7,306,726 for the fiscal year ended March 31, 2017 to $5,699,837 for the fiscal year ended March 31, 2018.

Liquidity and Capital Resources

At March 31, 2018, we had a cash balance of $6,974,070 and working capital of $6,752,293. This compares to a cash balance of $1,559,701 and working capital of $985,496 at March 31, 2017. While we expect our current cash levels to support our operations for the ensuing twelve months, beyond that timeframe significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern. In addition, we will need to raise capital to complete anticipated future human clinical trials in the U.S. We anticipate the primary sources of this additional financing will be from proceeds of our at-the-market offering program, debt financing and other forms of equity placements.

Our primary sources of capital during the fiscal year ended March 31, 2018 were the Common Stock Sales Agreement with H.C. Wainwright, our October 2017 Public Offering and exercises of certain of the warrants from the October 2017 Public Offering for cash. The cash raised from those activities is noted below:

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

In the fiscal year ended March 31, 2018, we raised aggregate net proceeds of $2,104,968 (net of $65,280 in commissions to H.C. Wainwright and $5,748 in other offering expenses) under this agreement through the sale of 941,504 shares at an average price of $2.24 per share of net proceeds. As of the date of the filing of this Form 10-K, we had approximately $5.2 million available under this Agreement.

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

Warrant Exercises

In fiscal year ended March 31, 2018, investors that participated in the October 2017 Public Offering exercised 2,160,350 warrants for aggregate cash proceeds to us of $2,160,350 before expenses.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the year ended
	March 31, 2018	March 31, 2017
Cash (used in) provided by:
Operating activities	$(3,911)	$(3,506)
Investing activities	(25)	(16)
Financing activities	9,350	2,958
Net increase (decrease) in cash	$5,414	$(564)

Net Cash from Operating Activities.

We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $3,911,000 in fiscal 2018 compared to net cash used in operating activities of approximately $3,506,000 in fiscal 2017, an increase of approximately $405,000.

Net Cash from Investing Activities.

During the fiscal year ended March 31, 2018, we purchased approximately $25,000 of equipment while in the fiscal year ended March 31, 2017, we purchased approximately $16,000 of equipment, an increase of approximately $9,000 in our investing activities.

Net Cash from Financing Activities.

Net cash generated from financing activities increased from approximately $2,958,000 in the fiscal year ended March 31, 2017 to approximately $9,350,000 in the fiscal year ended March 31, 2018. In fiscal 2018, we raised approximately $9,629,000 from the issuance of common stock. That source of cash from our financing activities was partially offset by the use of approximately $279,000 to pay for the tax withholding on restricted stock units.

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

Current Events

NIH Contract -- In April 2018, we invoiced NIH for $74,813 under the NIH contract and received $74,813 related to an invoice that we billed in the March 2018 quarter. In May 2018, we invoiced NIH an additional $37,406 and also received the $74,813 that we billed in April.

Restricted Stock Unit (“RSU”) Issuances – In April 2018, 46,125 RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSUs in exchange for the Company paying the related withholding taxes on the share issuance, 24,430 of the RSUs were cancelled, and we issued a net 21,695 shares to our executives.

Office Lease Extension – In May 2018, we extended our office lease for an additional 39 months (see Note 12). The initial rental rate under the lease extension is $7,986 per month. Such lease expires in on August 31, 2021. We believe this leased facility will be satisfactory for our office needs over the term of the lease.

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

The fair value of derivative liabilities was determined based on unobservable inputs that are not corroborated by market data, which is a Level 3 classification. We recorded derivative liabilities on our balance sheet at fair value with changes in fair value recorded in our consolidated statements of operations. At March 31, 2018, we had no derivative liabilities.

Revenue Recognition

With respect to revenue recognition, we entered into government contracts with NCI and DARPA and have recognized revenue during the fiscal years ended March 31, 2018 and 2017 of $149,625 and $387,438, respectively, under such contract. We adopted the Milestone method of revenue recognition for the DARPA contract under Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 605-28 “Revenue Recognition – Milestone Method” and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method for the fiscal years ended March 31, 2018 and 2017.

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

Instruments classified as derivative liabilities are remeasured each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations in other expense (income). We had no derivative instruments at March 31, 2018 and at March 31, 2017.

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

The following table shows the changes to the principal balance of the November 2014 10% Convertible Notes:

Activity in the November 2014 10% Convertible Notes
Initial principal balance	$527,780
Increase in principal balance under the second amendment (see above)	165,031
Conversions during the fiscal year ended March 31, 2017	(80,000)
Balance as of March 31, 2018	$612,811

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

The following table shows the changes to the principal balance of the December 2016 10% Convertible Notes:

Activity in the December 2016 10% Convertible Notes
Initial principal balance	$680,400
Conversions during the fiscal year ended March 31, 2018	(300,620)
Balance as of March 31, 2018	$379,780

Aethlon Medical, Inc. Equity Transactions in the Fiscal Year Ended March 31, 2018.

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

In the fiscal year ended March 31, 2018, we raised aggregate net proceeds of $2,104,968 (net of $65,280 in commissions to H.C. Wainwright and $5,748 in other offering expenses) under this agreement through the sale of 941,504 shares at an average price of $2.24 per share of net proceeds.

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

Warrant Exercises

In fiscal year ended March 31, 2018, investors that participated in the October 2017 Public Offering exercised 2,160,350 warrants for aggregate cash proceeds to us of $2,160,350 before expenses.

Restricted Shares Issued for Services

During the nine months ended December 31, 2017, we issued 15,000 shares of restricted common stock at a price of $2.24 per share, the market price at time of issuance, in payment for investor relations consulting services valued at $33,600 based on the grant date closing market price of our common stock.

Share for Warrant Exchanges

During the fiscal year ended March 31, 2018, we agreed with two individual investors to exchange 11,497 restricted shares for the cancellation of 22,993 warrants and we entered into an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares in exchange for the cancellation of 77,125 warrants held by those investors. We also agreed with those institutional investors that they would extend the expiration dates of convertible notes held by those investors from July 1, 2018 to July 1, 2019 in exchange for the reduction of the conversion price of those notes from $4.00 per share to $3.00 per share.

Additionally, we entered into an agreement with a former placement agent to issue 5,500 restricted shares in exchange for the cancellation of 11,000 warrants held by that placement agent. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded losses for each of those exchanges based on the changes in fair value between the instruments exchanged. Based upon the fair value of the shares issued and warrants exchanged, we recorded a loss of $130,215 during the fiscal year ended March 31, 2018 for all of the above share for warrant exchanges.

Stock Option Issuances

During the fiscal year ended March 31, 2018, we issued options to four of our employees to purchase 34,500 shares of common stock at an exercise price of $1.68 per share, the closing price on the date of the approval of the option grants by our compensation committee.

Termination of Restricted Share Grant

During the fiscal year ended March 31, 2018, we terminated a previously recorded but unissued share issuance of 68,000 shares under a fully vested restricted stock grant to our CEO and issued to him 32,674 shares as a net settlement of shares and the Company paid the withholding taxes associated with that share issuance in return for the cancellation of 35,326 shares. The compensation cost of that restricted stock grant had been fully recorded over prior fiscal years, therefore no expense was recorded regarding this net issuance.

Restricted Stock Unit Grants to Directors and Executive Officers

On August 9, 2016, our Board of Directors granted RSUs to certain of our officers and directors and during the fiscal year ended March 31, 2018, 168,309 additional RSUs were granted to our directors pursuant to the 2012 Non-Employee Directors Compensation Program. The RSUs represent the right to be issued on a future date shares of our common stock for vested RSUs.

During the fiscal year ended March 31, 2018, 184,500 vested RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 97,238 of the RSUs were cancelled and we issued a net 87,262 shares to our executives.

During the fiscal year ended March 31, 2018, 168,309 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As three of our four outside directors elected to return 40% of their RSUs in exchange for cash in order to pay their withholding taxes on the share issuances, 44,983 of the RSUs were cancelled and we paid $52,998 in cash to those outside directors.

Securities Issued for Debt

Historically, we have issued securities for debt to reduce our obligations to avoid using our cash resources. In the fiscal year ended March 31, 2018 we issued 120,922 unregistered common shares for repayment in full of notes, including accrued interest, in the aggregate amount of $362,763. In the fiscal year ended March 31, 2017 we issued 33,091 unregistered common shares for repayment in full of notes, including accrued interest, in the aggregate amount of $144,718.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of March 31, 2018.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal year ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We have no disclosure applicable to this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% beneficial owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2018, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with.

DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and positions of our directors and executive officers as of June 8, 2018 are listed below:

NAMES	TITLE OR POSITION (6)	AGE
James A. Joyce (1)	Chief Executive Officer and Secretary	56

Charles J. Fisher, Jr. (4)	Chairman and Director	71

Rodney S. Kenley (2)	President and Director	68

James B. Frakes (3)	Chief Financial Officer and Senior Vice President - Finance	61

Sabrina Martucci Johnson (5)	Director	51

Edward G. Broenniman	Director	81

Chetan S. Shah, MD	Director	49

______________

(1) Effective June 1, 2001, Mr. Joyce was appointed our President and Chief Executive Officer. Mr. Joyce resigned from the position of President upon the appointment of Mr. Kenley to such position on October 27, 2010 and as Chairman upon the appointment of Dr. Fisher to such position as of November 27, 2017.

(2) Effective October 27, 2010, Mr. Kenley was appointed as our President.

(3) Effective September 27, 2010, Mr. Frakes was appointed as our Chief Financial Officer.

(4) Charles J. Fisher, Jr., M.D. was appointed to our Board on November 6, 2017 and was appointed as our new Chairman on November 27, 2017.

(5) Ms. Johnson was appointed to our Board on January 4, 2018.

(6) The Board has determined that Mr. Broenniman, Drs. Fisher and Shah and Ms. Johnson meet the requirements to be determined as “independent directors” for all purposes, including compensation committee and audit committee purposes, under the NASDAQ rules and for federal securities law purposes. Messrs. Joyce and Kenley are not independent as they also function as our executive officers.

Certain additional information concerning the individuals named above is set forth below. This information is based on information furnished us by each individual noted.

James A. Joyce, Chief Executive Officer and Secretary

Mr. Joyce is the founder of Aethlon Medical, Inc. and had been the Chairman of the Board and Secretary since March 1999 and resigned as Chairman in November 2017 upon appointment of Dr. Fisher to the position. On June 1, 2001, our Board of Directors appointed Mr. Joyce to the additional role of Chief Executive Officer. Mr. Joyce also serves as the Executive Chairman of Exosome Sciences, Inc. In 1992, Mr. Joyce founded and was the sole stockholder of James Joyce & Associates, an organization that provided management consulting and corporate finance advisory services to CEOs and CFOs of publicly traded companies. Previously, from 1989 to 1991, Mr. Joyce was Chairman and Chief Executive Officer of Mission Labs, Inc. Prior to that Mr. Joyce was a principal in charge of U.S. operations for London Zurich Securities, Inc. Mr. Joyce is a graduate of the University of Maryland. We believe that Mr. Joyce is qualified to serve as our director because of his role in founding our company and his prior experience, including his experience in the extracorporeal industry and in the financial markets.

Charles J. Fisher, Jr., M.D., Chairman and Director

Dr. Fisher has been Executive Chairman of CytoPherx, Inc. since 2013 and CEO of Margaux Biologics, Inc. since 2110. Prior to founding Margaux Biologics, he was Chief Medical Officer and Executive Vice President of Cardiome Pharma Corp. from 2005 to 2010 where he led the team that invented, developed, registered vernakalant, a novel, first in class, multi-ion channel drug for atrial fibrillation (Brinavess). Dr. Fisher served as Head, Section of Critical Care Medicine at The Cleveland Clinic Foundation, and has held Professor, Division Chief and Director positions at the University of California at Davis Medical Center, Case Western Reserve University and The Cleveland Clinic Foundation. His research in sepsis, inflammation, host defense and endothelial dysfunction led to his recruitment to Eli Lilly & Co., where he led the Xigris (activated Protein C) Global Product Team and successfully registered the first drug approved for the treatment of sepsis. Previously, he was Vice President for Global Pharmaceutical Development at Abbott Laboratories where, among other accomplishments, he guided the registration of Humira. Additionally, Fisher is a multi-tour combat veteran, with extensive military experience in Special Operations. He has served as a member of the Defense Science Research Council and on DARPA panels, including one focused on universal host defense. We believe Dr. Fisher is qualified to serve as our director because of his strong background and experience in the life sciences industry and with public companies.

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

Sabrina Martucci Johnson, Director

Ms. Johnson founded Daré Science Operations, Inc. in 2015 and has served as President, CEO and a member of the Board of Directors since its inception. This company was acquired through a reverse merger by Cerulean Pharma Inc. on July 19, 2017, and Ms. Johnson assumed the roles of President, CEO and a member of the Board of Directors of the renamed company, Daré Bioscience, Inc. Prior to founding Daré, Ms. Johnson was President of WomanCare Global Trading, a specialty pharmaceutical company in female reproductive healthcare with commercial product distribution in over 100 countries, from October of 2014 to May of 2015. Before serving as President of WomanCare Global Trading, Ms. Johnson provided financial consulting services to the WomanCare Global family of companies, including the for-profit Trading division as well as the United Kingdom-based non-profit division, from November of 2012 to July of 2013, when she joined full time as WomanCare’s Chief Financial Officer and Chief Operating Officer until becoming President of the Trading division. In addition, Ms. Johnson served as Chief Operating Officer and Chief Financial Officer of Cypress Bioscience, Inc. until its sale in 2010. Ms. Johnson also held marketing and sales positions with Advanced Tissue Sciences and Clonetics Corporation. She began her career in the biotechnology industry as a research scientist with Baxter Healthcare, Hyland Division, working on their recombinant factor VIII program. Ms. Johnson currently serves on the YWCA of San Diego County Board of Directors as Past President, PPPSW Board of Directors, Athena San Diego Board of Directors as Vice Chair, Tulane University School of Science & Engineering Board of Advisors, University of California San Diego (UCSD) Librarian’s Advisory Board as Chair and Project Concern International Audit Committee. Ms. Johnson is also Immediate Past Co-President of Women Give San Diego, which funds non-profit organizations serving women and girls in San Diego. She holds an MIM from the American Graduate School of International Management (Thunderbird) with honors, a MSc. in Biochemical Engineering from the University of London, University College London, and a BSc. in Biomedical Engineering from Tulane University, where she graduated magna cum laude. We believe Ms. Johnson is qualified to serve as our director due to her public company and life sciences background.

Edward G. Broenniman, Director

Mr. Broenniman became a director of Aethlon Medical, Inc. in March 1999. He has been the Managing Director of The Piedmont Group, LLC, a venture advisory firm, since 1978. Mr. Broenniman recently served on the Board of Directors of publicly traded QuesTech (acquired by CACI International), and currently serves on the Boards of two privately held firms. His nonprofit Boards are the Dingman Center for Entrepreneurship's Board of Advisors at the University of Maryland, the National Association of Corporate Directors, National Capital Chapter (Founder, Chair from 2003 to 2005 and Director from 2001 to 2014) and the Board of the Association for Corporate Growth, National Capital Chapter. We believe that Mr. Broenniman is qualified to serve as our director because of his extensive management experience.

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

Audit Committee and Audit Committee Financial Expert

Our Board of Directors formed an Audit Committee in May of 1999. Mr. Edward Broenniman (the Chairman of the Audit Committee), Dr. Charles J. Fisher, Jr., Ms. Sabrina Martucci Johnson and Dr. Chetan S. Shah serve as members of the Audit Committee. The Board of Directors has determined that Mr. Broenniman and Ms. Johnson are "audit committee financial experts" as that term is defined by Item 407 of Regulation S-K. Mr. Broenniman, Ms. Johnson and Dr. Shah meets the NASDAQ Stock Market's independence standards for members of such audit committees.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal years ended March 31, 2018 and March 31, 2017. The following table summarizes all compensation for fiscal years 2018 and 2017 received by our Chief Executive Officer, and our three most highly compensated executive officers who earned more than $100,000 in fiscal year 2018.

SUMMARY COMPENSATION TABLE FOR 2018 AND 2017 FISCAL YEARS

NAMED EXECUTIVE OFFICER AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($) (4)	OPTION AWARDS ($)	NON- EQUITY INCENTIVE PLAN COMPEN- SATION ($)	NON- QUALIFIED DEFERRED COMPEN- SATION EARNINGS ($)	ALL OTHER COMP. ($)	TOTAL ($)
James A. Joyce (1)	2018	$385,000	$–	$231,806	$–	$–	$–	$–	$616,806
CHIEF EXECUTIVE OFFICER	2017	$385,000	$–	$678,380	$–	$–	$–	$–	$1,063,380

James B. Frakes (2)	2018	$235,000	$–	$19,013	$–	$–	$–	$–	$254,013
CHIEF FINANCIAL OFFICER AND SVP-FINANCE	2017	$235,000	$–	$55,640	$–	$–	$–	$–	$290,640

Rodney S. Kenley (3)	2018	$275,000	$–	$19,013	$–	$–	$–	$–	$294,013
PRESIDENT	2017	$275,000	$–	$55,640	$–	$–	$–	$–	$330,640

 _______________

(1) The aggregate number of stock awards and stock option awards issued to Mr. Joyce and outstanding as of March 31, 2018 is 160,000 and 317,000, respectively.

(2) Mr. Frakes was appointed as Chief Financial Officer on September 27, 2010 after previously serving as Senior Vice President-Finance on a part-time basis. The aggregate number of stock awards and stock option awards issued to Mr. Frakes and outstanding as of March 31, 2018 is 26,000 and 25,000, respectively.

(3) Mr. Kenley was appointed President on October 27, 2011.  The aggregate number of stock awards and stock option awards issued to Mr. Kenley and outstanding as of March 31, 2018 is 26,000 and 35,000, respectively.

(4) See note 5 to our financial statements for the years ended March 31, 2018 and 2017 regarding the assumptions made in valuing the restricted stock unit awards in the above table.

EMPLOYMENT CONTRACTS

We entered into an employment agreement with Mr. Joyce effective April 1, 1999. The agreement, which is cancelable by either party upon sixty days’ notice, will be in effect until the Mr. Joyce retires or ceases to be employed by us. Under the terms of the agreement, if Mr. Joyce is terminated without cause, he will receive a payment equal to twelve months' base salary, which was increased to $385,000 per year in September 2015 and has not since been adjusted.

Aethlon did not pay any bonus compensation to Mr. Joyce during the fiscal years ended March 31, 2018 and 2017. Mr. Joyce received bonus compensation totaling $60,000 from Exosome for services rendered during the fiscal years ended March 31, 2018 and 2017. That bonus was based upon targets established by our compensation committee.

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

Aethlon did not pay any bonuses to Mr. Frakes during the fiscal years ended March 31, 2018 and 2017.

Mr. Kenley was appointed our President on October 27, 2010. Pursuant to a written offer of employment executed by us and Mr. Kenley, he received an annual salary initially set at $240,000 and medical insurance benefits. In June 2014, his salary was increased from $240,000 to $260,000 per year. In September 2015, Mr. Kenley received a $15,000 salary increase from $260,000 to $275,000.

Aethlon did not pay any bonuses to Mr. Kenley during the fiscal years ended March 31, 2018 and 2017.

Restricted Stock Unit Compensation Program

On August 9, 2016, our Board of Directors (the “Board”) granted RSUs to certain of our officers and directors as set forth below. The RSUs represent the right to be issued on a future date shares of our common stock for vested RSUs. Our Compensation Committee recommended the grants based on a compensation assessment provided by a third-party compensation consulting firm engaged by us that developed a peer group of companies for market assessment and analyzed compensation at such companies. That compensation assessment also recommended annual cash bonus targets of 50% of base salary.

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

To Mr. James A. Joyce, an aggregate of 634,000 RSUs of which 158,500 were deemed vested upon grant and an additional 39,625 RSUs will vest each quarter beginning on January 1, 2017. This grant is intended to increase Mr. Joyce’s beneficial ownership of our common stock to 9.0%, which long term target was recommended in 2015 and in June 2016 by an independent compensation consulting organization and then subsequently approved by our Board. Previously, in 2004, our Board approved a long term beneficial ownership target of 15% for Mr. Joyce. However, Mr. Joyce agreed to forgo the 15% ownership target in exchange for the Company’s agreement to maintain Mr. Joyce’s long-term beneficial ownership target at 9% of our outstanding shares.

To Mr. Rodney S. Kenley, an aggregate of 52,000 RSUs of which 13,000 were deemed vested upon grant and an additional 3,250 RSUs will vest each quarter beginning on January 1, 2017. This grant is intended to increase Mr. Kenley’s beneficial ownership of our common stock to 0.5%, which long term target was recommended in 2015 and in June 2016 by the compensation consultant engaged by us.

To Mr. James B. Frakes, an aggregate of 52,000 RSUs of which 13,000 were deemed vested upon grant and an additional 3,250 RSUs will vest each quarter beginning on January 1, 2017. This grant is intended to increase Mr. Frakes’ beneficial ownership of our common stock to 0.5%, which long term target was recommended in 2015 and in June 2016 by the compensation consultant engaged by us.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table sets forth certain information concerning stock option awards granted to our named executive officers.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR END

OPTIONS AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)		RESTRICTED STOCK UNITS EXERCISED (#)	RESTRICTED STOCK UNITS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	DATE OF OPTION EXPIRATION
James A. Joyce	40,000	(1)	–	–	$12.50	02/21/19
	50,000	(2)	–	–	$12.50	09/27/20
	40,000	(3)	–	–	$5.00	07/01/23
	30,000	(4)	–	–	$9.50	06/06/24
	–		317,000	317,000	N/A	N/A

James B. Frakes	10,000	(2)	–	–	$12.50	09/27/20
	10,000	(3)	–	–	$5.00	07/01/23
	5,000	(4)	–		$9.50	06/06/24
	–		26,000	26,000	N/A	N/A

Rodney S. Kenley	20,000	(5)	–	–	$12.50	10/27/20
	10,000	(3)	–	–	$5.00	7/01/23
	5,000	(4)	–	–	$9.50	06/06/24
	–		26,000	26,000	N/A	N/A

Note: All our stock options are fully vested or will completely vest within 60 days of this report.

(1) This option was fully vested as of December 15, 2010.

(2) This option was fully vested as of September 27, 2013.

(3) This option was fully vested as of July 1, 2017.

(4) This option was fully vested as of June 6, 2016.

(5) This option was fully vested as of October 27, 2014.

Director Compensation for 2018 Fiscal Year

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended March 31, 2018.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James A. Joyce (1)	$–	–	–	–	–	–	$–
Rodney S. Kenley (2)	$–	–	–	–	–	–	$–
Charles J. Fisher, Jr., MD (3)	$44,600	$50,000	–	–	–	–	$94,600
Edward G. Broenniman (4)	$42,000	35,000	–	–	–	–	$77,000
Chetan S. Shah, MD (5)	$41,000	35,000	–	–	–	–	$76,000
Sabrina M. Johnson (6)	$8,500	$50,000					$58,500

(1) All compensation received by Mr. Joyce in fiscal year 2018 is disclosed in the Summary Compensation Table above. Mr. Joyce received no compensation as a director in fiscal year 2018.

(2) All compensation received by Mr. Kenley in fiscal year 2018 is disclosed in the Summary Compensation Table above. Mr. Kenley received no compensation as a director in fiscal year 2018.

(3) In the fiscal year ended March 31, 2018, Dr. Fisher earned $31,000 in cash compensation for his services to us as non-executive Chairman and $13,600 in Board fees related to his role as a director and a member of our Audit Committee for an aggregate amount of $44,600. Dr. Fisher also received RSU’s valued at $50,000 for joining our Board per the 2012 Directors Compensation Program.

(4) In the fiscal year ended March 31, 2018, Mr. Broenniman earned $42,000 related to his role as a director, a member of our Compensation Committee, and as the chair of our Audit Committee and of our Nominating and Corporate Governance Committee. The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2018 are 0 and 43,431, respectively. Mr. Broenniman received stock option grants of 3,684 shares on June 6, 2014, 8,537 shares on March 14, 2014, and 9,211 shares on July 24, 2012 for his service as an outside director. The June 2014 option vested 3,684 shares on March 31, 2015, the March 2014 option vested all 8,537 shares at grant and the 2012 option vested 3,961 at grant, with 5,250 vesting in the June 2013 quarter.

(5) In the fiscal year ended March 31, 2018, Dr. Shah earned $41,000 related to his role as a director, a member of our Audit Committee, and as the chair of our Compensation Committee. The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2018 are 0 and 11,205, respectively. Dr. Shah received stock option grants of 3,684 on June 6, 2014 and 7,520 shares on July 24, 2012 for his service as an outside director. The June 2014 option vested 3,684 shares on March 31, 2015, and the 2014 option vested all 7,520 shares at grant.

(6) In the fiscal year ended March 31, 2018, Ms. Johnson earned $8,500 for her roles as a director and a member of our audit committee. Ms. Johnson also received RSU’s valued at $50,000 for joining our Board per the 2012 Directors Compensation Program.

Directors Compensation Program

We maintain a board compensation program, in which only non-employee directors may participate. Please see the “Equity Compensation Plans – 2012 Directors Compensation Program” section of this Report for more information on the program.

Dr. Fisher will be compensated $90,000 per year for his services as Chairman of the Board, which the Company’s Board considers to be fees payable as a member of the Board or a Committee of the Board for purposes of Section 10A-3 of the rules promulgated under the Securities Exchange Act of 1934, as amended. To the extent payment of such fees are construed to not be fees payable as a member of the Board or a Committee of the Board, then the Board considers that Dr. Fisher may act as a member of its Audit Committee under Nasdaq Rule 5605(c)(2)(B) as the Board has determined that it is in the best interests of the Company and its stockholders for Dr. Fisher to continue to serve on its Audit Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 8, 2018, with respect to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of each class of our capital stock, (ii) each of our directors and director nominees (if any), (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. As of such date, we had 17,761,206 shares of our common stock issued and outstanding. The term "executive officer" is defined as the President/Chief Executive Officer, Secretary, Chief Financial Officer/Treasurer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for us. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, excepted where otherwise noted:

TITLE OF CLASS	NAME AND ADDRESS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)	PERCENT OF BENEFICIAL OWNERSHIP
Common Stock	James A. Joyce, Chief Executive Officer and Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	410,539 shares (3)	2.3%
Common Stock	Rodney S. Kenley, President and Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	53,789 shares (4)	*
Common Stock	James B. Frakes, Chief Financial Officer 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	41,311 shares (5)	*
Common Stock	Charles J. Fisher, Jr., M.D., Non-Executive Chairman 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	31,915 shares	*
Common Stock	Edward G. Broenniman, Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	96,168 shares (6)	*
Common Stock	Chetan Shah, MD, Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	434,047 shares (7)	2.4%
Common Stock	Sabrina Martucci Johnson, Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	24,390 shares	*
Common Stock	Sachs Investment Group, LLC (8) 1346 S. Third St., Louisville, KY 40208	1,908,113 shares	10.7%
Common Stock	All Current Directors and Executive Officers as a Group (7 members)	1,092,159 shares	6.0%

*  Less than 1%

(1) Based on 17,761,206 shares of common stock outstanding on our transfer records as of June 8, 2018.

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

(3)  Includes 90,000 stock options exercisable at $12.50 per share, 40,000 stock options exercisable at $5.00 per share and 30,000 stock options exercisable at $9.50 per share. Also includes shares underlying 39,625 restricted stock units that will vest and issue on July 31, 2018.

(4) Includes 20,000 stock options exercisable at $12.50 per share, 10,000 stock options exercisable at $5.00 per share and 5,000 stock options exercisable at $9.50 per share. Also includes shares underlying 3,250 restricted stock units that will vest and issue on July 31, 2018.

(5)  Includes 10,000 stock options exercisable at $12.50 per share, 10,000 stock options exercisable at $5.00 per share and 5,000 stock options exercisable at $9.50 per share. Also includes shares underlying 3,250 restricted stock units that will vest and issue on July 31, 2018.

(6) Includes 10,000 stock options exercisable at $20.50 per share, 12,000 stock options exercisable at $12.50 per share, 9,211 stock options exercisable at $3.80 per share, 8,537 stock options exercisable at $4.10 per share and 3,684 stock options exercisable at $9.50 per share.

(7) Includes warrants to purchase 109,322 shares of common stock at exercise prices ranging from $4.65 per share to $6.60 per share, and 7,521 stock options exercisable at $4.10 per share and 3,684 stock options exercisable at $9.50 per share.

(8) More-than-5% stockholder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes all transactions since April 1, 2016, and all proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Other Transactions

Mr. Joyce received aggregate bonus payments of $60,000 from Exosome throughout the fiscal years ended March 31, 2018 and March 31, 2017 per targets set by the Compensation Committee.

Director Independence

Ms. Johnson, Dr. Fisher, Mr. Broenniman and Dr. Shah are independent directors as that term is defined by NASDAQ Stock Market Rule 5605(a)(2). We currently have a compensation committee, a nominating and corporate governance committee and an audit committee. Of the members of our Board of Directors, Ms. Johnson, Dr. Fisher, Mr. Broenniman and Dr. Shah meet the NASDAQ Stock Market's independence standards for members of such committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services billed by Squar Milner LLP ("Squar Milner") during the fiscal years ended March 31, 2018 and 2017:

	Fiscal Year	Fiscal Year
	2018	2017
Audit Fees (1)	$111,780	$110,946
Audit Related Fees (2)	61,407	30,500
Tax Fees (3)	7,818	7,265
All Other Fees (4)	–	–
	$181,005	$148,711

(1) Audit Fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for fiscal 2018 and 2017 and for reviews of the financial statements included in each of our quarterly reports on Form 10-Q during fiscal 2018 and 2017.

(2) Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in Audit Related Fees for fiscal 2018 and 2017 are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.

(3) Tax Fees include the aggregate fees billed during fiscal year 2018 and 2017 for professional services for preparation of income tax returns.

(4) All Other Fees consist of fees paid for products and services other than the services reported above.  No such fees were billed by Squar Milner for fiscal 2018 or 2017.

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

1. Consolidated Financial Statements for the years ended March 31, 2018 and 2017:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Exhibits

2.1	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. (formerly, Bishop Equities, Inc.) and Aethlon, Inc. dated March 10, 1999 (1)

2.2	Agreement and Plan of Reorganization Between Aethlon Medical, Inc. (formerly, Bishop Equities, Inc.) and Hemex, Inc. dated March 10, 1999 (1)

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (2)

3.2	Bylaws of Aethlon Medical, Inc., as amended (35)

4.1	Form of Common Stock Certificate (3)

4.2	Form of Amended and Restated Warrant dated June 14, 2010 (12)

4.3	Form of Amended and Restated Warrant dated June 14, 2010 (QB) (12)

4.4	Form of Common Stock Purchase Warrant dated March 29, 2012 and April 15, 2012 (14)

4.5	Form of Common Stock Purchase Warrant dated June 19, 2012 (15)

4.6	Form of Common Stock Purchase Warrant dated August 29, 2012 (16)

4.7	Form of Common Stock Purchase Warrant dated October, November and December 2012 (17)

4.8	Form of Common Stock Purchase Warrant dated June 14, 2013 (18)

4.9	Form of Common Stock Purchase Warrant October 30, 2013 (19)

4.10	Form of Common Stock Purchase Warrant November 12, 2013 (20)

4.11	Form of Common Stock Purchase Warrant December 10, 2013 (21)

4.12	Form of Common Stock Purchase Warrant December 30, 2013 (22)

4.13	Form of Amendment to Notes and Warrants dated March 31, 2014 (23)

4.14	Form of Common Stock Purchase Warrant dated June 24, 2014 (24)

4.15	Form of Common Stock Purchase Warrant dated July 8, 2014 (25)

4.16	Form of Common Stock Purchase Warrant dated July 24, 2014 (26)

4.17	Form of Common Stock Purchase Warrant issued August and September 2014 (27)

4.18	Form of Class A Common Stock Purchase Warrant dated November 6, 2014 (27)

4.19	Form of Convertible Promissory Note dated November 6, 2014 (27)

4.20	Form of Common Stock Purchase Warrant issued December 2, 2014 (29)

4.21	Form of Purchase Agent Warrant dated December 2, 2014 (30)

4.22	Form of Warrant to Purchase Common Stock issued June 25, 2015 (32)

4.23	Form of Purchase Agent Warrant issued June 25, 2015 (33)

4.24	Form of Amendment to Notes and Warrants dated June 27, 2016 (40)

4.25	Form of Allonge to Convertible Promissory Note dated June 27, 2016 (40)

4.26	Form of Class A Common Stock Purchase Warrant issued June 27, 2016 (40)

4.27	Form of Consent and Waiver and Amendment dated June 27, 2016 (40)

4.28	Form of Warrant Agreement issued March 22, 2017 (43)

4.29	Form of Warrant (48)

4.30	Form of Placement Agent Warrant (49)

4.31	Form of Pre-Funded Warrant (49)

10.1	2000 Stock Option Plan (34)++

10.2	Amended 2010 Stock Incentive Plan (4)

10.3	2005 Directors Compensation Program (34)++

10.4	2012 Directors Compensation Program, as amended on June 6, 2014 (34)++

10.5	Employment Agreement between Aethlon Medical, Inc. and James A. Joyce dated April 1, 1999 (5)++

10.6	Patent License Agreement by and amongst Aethlon Medical, Inc., Hemex, Inc., Dr. Julian L. Ambrus and Dr. David O. Scamurra (6)

10.7	Employment Agreement by and between Aethlon Medical, Inc. and Dr. Richard H. Tullis dated January 10, 2000 (6)++

10.8	Stock Option Agreement by and between Aethlon Medical, Inc. and James A Joyce dated February 23, 2005 (7)++

10.9	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated February 23, 2005 (7)++

10.10	Stock Option Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry, Jr. dated February 23, 2005 (7)++

10.11	Stock Option Agreement by and between Aethlon Medical, Inc. and Ed Broenniman dated February 23, 2005 (7)++

10.12	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce dated September 9, 2005 (8)++

10.13	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce dated June 13, 2007 (9)++

10.14	Stock Option Agreement by and between Aethlon Medical, Inc. and James A. Joyce dated December 15, 2008 (10)++

10.15	Stock Option Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry dated December 15, 2008 (10)++

10.16	Stock Option Agreement by and between Aethlon Medical, Inc. and Edward G. Broenniman dated December 15, 2008 (10)++

10.17	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard H. Tullis dated December 15, 2008 (10)++

10.18	Standard Industrial Net Lease by and between Sorrento Business Complex and Aethlon Medical, Inc. dated September 28, 2009 (11)

10.19	Offer of Employment by and between Aethlon Medical, Inc. and Rodney S. Kenley dated October 27, 2010 (13)++

10.20	Stock Option Agreement of Rodney S. Kenley dated October 27, 2010 (13)++

10.21	Unit Subscription Agreement dated March 29, 2012 and April 5, 2012 (14)

10.22	Unit Subscription Agreement dated June 19, 2012 (15)

10.23	Unit Subscription Agreement dated August 29, 2012 (16)

10.24	Unit Subscription Agreement dated October, November and December 2012 (17)

10.25	Unit Subscription Agreement dated June 14, 2013 (18)

10.26	Form of Unit Purchase Agreement dated October 30, 2013 (19)

10.27	Form of Subscription Agreement October 30, 2013 (19)

10.28	Form of Unit Purchase Agreement dated November 12, 2013 (20)

10.29	Form of Subscription Agreement November 12, 2013 (20)

10.30	Form of Unit Purchase Agreement dated December 10, 2013 (21)

10.31	Form of Subscription Agreement December 10, 2013 (21)

10.32	Form of Unit Purchase Agreement dated December 30, 2013 (22)

10.33	Form of Subscription Agreement December 30, 2013 (22)

10.34	Form of Restructuring Agreement dated June 24, 2014 (24)

10.35	Form of Restructuring Agreement dated June 24, 2014 (24)

10.36	Form of Restructuring Agreement dated July 8, 2014 (25)

10.37	Second Amendment to Standard Industrial Net Lease by and between Sorrento Business Complex and Aethlon Medical, Inc. dated October 10, 2014 (3)

10.38	Form of Subscription Agreement dated November 6, 2014 (27)

10.39	Office Lease between T-C Stonecrest LLC and Aethlon Medical, Inc. dated November 13, 2014 (28)

10.40	Securities Purchase Agreement dated November 26, 2014 (29)

10.41	Registration Rights Agreement dated November 26, 2014 (29)

10.42	DARPA Contract dated September 30, 2011 (3) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.43	DARPA Contract Extension dated August 8, 2012 (3)

10.44	DARPA Contract Extension dated September 15, 2013 (3)

10.45	DARPA Contract Extension dated September 29, 2014 (3)

10.46	DARPA Contract Modification dated March 12, 2015 (34) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.47	UCI Clinical Trial Agreement signed April 9, 2015 (31)

10.48	Protocol for UCI Clinical Trial (31)

10.49	Budget for UCI Clinical Trial (31)

10.50	DaVita Master Services Agreement (35)

10.51	First Amendment to DaVita Master Services Agreement (35)

10.52	Work Order #1 under DaVita Master Services Agreement (35) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.53	Securities Purchase Agreement dated June 23, 2015 (32)

10.54	Registration Rights Agreement dated June 23, 2015 (32)

10.55	DARPA Contract Extension dated September 25, 2015 (36)

10.56	Amendment No. 1 to Joyce Employment Agreement dated October 16, 2015 (37)++

10.57	Amendment No. 1 to Kenley Offer Letter dated October 16, 2015 (37)++

10.58	Retention Bonus Agreement dated October 16, 2015 (37)++

10.59	Third Amendment to Standard Industrial Net Lease dated October 21, 2015 (38)

10.60	Amendment of Terms dated November 12, 2015 (38)

10.61	Consulting Agreement dated February 9, 2016 (39)

10.62	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated September 27, 2010 (44)++

10.63	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated July 1, 2013 (44)++

10.64	Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated June 6, 2014 (44)++

10.65	Amendment No. 1 to Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated December 15, 2008 (44)++

10.66	Amendment No. 1 to Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated September 27, 2010 (44)++

10.67	Amendment No. 1 to Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated July 1, 2013 (44)++

10.68	Amendment No. 1 to Stock Option Agreement by and between Aethlon Medical, Inc. and Richard Tullis dated June 6, 2014 (44)++

10.69	Common Stock Sales Agreement dated June 28, 2016 between Aethlon Medical, Inc. and H.C. Wainwright & Co., LLC (40)

10.70	Form of Consent and Waiver dated June 27, 2016 (40)

10.71	Aethlon Medical, Inc. 2012 Non-Employee Directors Compensation Program, as Modified on August 9, 2016 (41) ++

10.72	DARPA Contract dated September 30, 2011 (42)

10.73	2012 Non-Employee Directors Compensation Program, as amended August 9, 2016 (45) ++

10.74	Stock Unit Agreement by and between Aethlon Medical, Inc. and James A. Joyce dated August 29, 2016 (45) ++

10.75	Stock Unit Agreement by and between Aethlon Medical, Inc. and Rodney S. Kenley dated August 29, 2016 (45) ++

10.76	Stock Unit Agreement by and between Aethlon Medical, Inc. and James B. Frakes dated August 29, 2016 (45) ++

10.77	Stock Unit Agreement by and between Aethlon Medical, Inc. and Franklyn S. Barry, Jr. dated August 29, 2016 (45) ++

10.78	Stock Unit Agreement by and between Aethlon Medical, Inc. and Edward G. Broenniman dated August 29, 2016 (45) ++

10.79	Stock Unit Agreement by and between Aethlon Medical, Inc. and Chetan S. Shah, MD dated August 29, 2016 (45) ++

10.80	Fourth Amendment to Standard Industrial Net Lease by and between AGP Sorrento Business Complex, L.P. and Aethlon Medical, Inc. dated October 5, 2016 (45)

10.81	Form of Securities Purchase Agreement, dated March 22, 2017 (43)

10.82	Form of Engagement Letter, dated March 15, 2017 (43)

10.83	Form of Exchange Agreement (45)

10.84	Form of Securities Purchase Agreement (50)

10.85	Fifth Amendment to Standard Industrial Net Lease (51)

14	Code of Ethics (45)

21.1	List of subsidiaries (3)

23.1	Consent of Independent Registered Public Accounting Firm (Squar Milner LLP) *

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

99.1	Letter from FDA to Registrant dated September 8, 2018 (47)

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

(43) Filed with the Company’s Current Report on Form 8-K dated March 22, 2017 and incorporated by reference.

(44) Filed with the Company’s Annual Report for the year ended March 31, 2016, dated June 29, 2016 and incorporated herein by reference.

(45) Filed with the Company’s Annual Report for the year ended March 31, 2017, dated June 28, 2017 and incorporated herein by reference.

(46) Intentionally Omitted.

(47) Filed with the Company’s Current Report on Form 8-K dated September 12, 2017 and incorporated herein by reference.

(48) Filed with the Company’s Amendment No. 1 to Registration Statement on Form S-1, dated September 18, 2017 and incorporated herein by reference.

(49) Filed with the Company’s Amendment No. 2 to Registration Statement on Form S-1, dated September 22, 2017 and incorporated herein by reference.

(50) Filed with the Company’s Amendment No. 4 to Registration Statement on Form S-1, dated September 29, 2017 and incorporated herein by reference.

(51) Filed with the Company’s Quarterly Report for the quarter ended September 30, 2017, dated November 2, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of June, 2018.

By:	/s/ JAMES A. JOYCE
James A. Joyce
Chairman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. JOYCE	Chief Executive Officer and Principal Executive Officer	June 8, 2018
James A. Joyce

/s/ JAMES B. FRAKES	Chief Financial Officer and Principal Accounting Officer	June 8, 2018
James B. Frakes

/s/ EDWARD G. BROENNIMAN	Director	June 8, 2018
Edward G. Broenniman

/s/ RODNEY S. KENLEY	Director	June 8, 2018
Rodney S. Kenley

/s/ CHETAN S. SHAH	Director	June 8, 2018
Chetan S. Shah

/s/ CHARLES J. FISHER, JR., MD	Chairman and Director	June 8, 2018
Charles J. Fisher, Jr., MD

/s/ SABRINA MARTUCCI JOHNSON	Director	June 8, 2018
Sabrina Martucci Johnson

AETHLON MEDICAL, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aethlon Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aethlon Medical, Inc. and its subsidiary (the Company) as of March 31, 2018 and 2017, the related consolidated statements of operations, equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Squar Milner LLP

We have served as the Company's auditor since 2001.

San Diego, California

June 8, 2018

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	March 31, 2017
ASSETS
CURRENT ASSETS
Cash	$6,974,070	$1,559,701
Accounts receivable	74,813	–
Prepaid expenses and other current assets	181,367	37,551

TOTAL CURRENT ASSETS	7,230,250	1,597,252

Property and equipment, net	27,552	29,223
Patents, net	75,832	84,996
Deposits	18,270	14,897

TOTAL ASSETS	$7,351,904	$1,726,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$124,450	$484,423
Due to related parties	90,366	57,866
Other current liabilities	263,141	69,467

TOTAL CURRENT LIABILITIES	477,957	611,756

Convertible notes payable, net	841,153	519,200

TOTAL LIABILITIES	1,319,110	1,130,956

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 30,000,000 shares authorized at March 31, 2018 and 2017; 17,739,511 and 8,797,086 issued and outstanding at March 31, 2018 and 2017, respectively	17,740	8,796
Additional paid-in capital	105,574,014	94,445,739
Accumulated deficit	(99,457,714)	(93,778,156)

TOTAL AETHLON MEDICAL, INC. STOCKHOLDERS’ EQUITY BEFORE NONCONTROLLING INTERESTS	6,134,040	676,379

NONCONTROLLING INTERESTS	(101,246)	(80,967)

TOTAL STOCKHOLDERS’ EQUITY	6,032,794	595,412

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,351,904	$1,726,368

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2018	2017
REVENUES:
Government contract revenue	$149,625	$392,073
Total revenues	149,625	392,073

OPERATING COSTS AND EXPENSES
Professional fees	1,553,204	2,161,592
Payroll and related expenses	2,634,937	3,479,347
General and administrative	792,600	849,491
Total operating expenses	4,980,741	6,490,430

OPERATING LOSS	(4,831,116)	(6,098,357)

OTHER EXPENSE
Loss on debt extinguishment	376,909	558,198
Warrant repricing expense	–	345,841
Loss on share for warrant exchanges	130,215	–
Interest and other expenses	361,597	304,330
Total other expense	868,721	1,208,369

NET LOSS BEFORE NONCONTROLLING INTERESTS	(5,699,837)	(7,306,726)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(20,279)	(30,613)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,679,558)	$(7,276,113)

Basic and diluted net loss per share available to common stockholders	$(0.46)	$(0.94)

Weighted average number of common shares outstanding - basic and diluted	12,317,074	7,764,237

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY
BALANCE - MARCH 31, 2016	7,622,393	$7,621	$88,047,142	$(86,502,043)	$(50,354)	$1,502,366

Issuances of common stock for cash under at the market program	216,078	216	954,889	–	–	955,105

Issuances of common stock and warrants under registered direct financing	773,000	773	1,803,477	–	–	1,804,250

Issuances of common stock under conversions of convertible notes and related accrued interest	33,091	33	144,686	–	–	144,719

Warrant repricing expense	–	–	345,841	–	–	345,841

Loss on debt extinguishment	–	–	558,198	–	–	558,198

Debt discount on convertible notes payable	–	–	783,868	–	–	783,868

Issuance of common shares for repurchase of restricted stock units.	149,864	150	(378,668)	–	–	(378,518)

Exercise of cashless warrants	2,660	3	(3)	–	–	–

Stock-based compensation expense	–	–	2,186,309	–	–	2,186,309

Net loss	–	–	–	(7,276,113)	(30,613)	(7,306,726)

BALANCE - MARCH 31, 2017	8,797,086	$8,796	$94,445,739	$(93,778,156)	$(80,967)	$595,412

Issuances of common stock for cash under at the market program	941,504	941	2,104,027	–	–	2,104,968

Issuances of common stock for cash under warrant exercises	2,160,350	2,160	2,231,642	–	–	2,233,802

Issuances of common stock under conversions of convertible notes and related accrued interest	120,922	121	362,642	–	–	362,763

Issuance of common stock in public offering	5,454,546	5,455	5,284,280	–	–	5,289,735

Issuance of common shares for repurchase of restricted stock units.	175,262	175	(278,808)	–	–	(278,633)

Common stock issued for services	15,000	15	33,585	–	–	33,600

Issuance of common shares pursuant to warrant exchanges	74,841	77	130,138	–	–	130,215

Stock-based compensation expense	–	–	1,260,769	–	–	1,260,769

Net loss	–	–	–	(5,679,558)	(20,279)	(5,699,837)

BALANCE - MARCH 31, 2018	17,739,511	$17,740	$105,574,014	$(99,457,714)	$(101,246)	$6,032,794

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

	2018	2017
Cash flows from operating activities:
Net loss	$(5,699,837)	$(7,306,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,658	32,413
Warrant repricing expense	–	345,841
Loss on share for warrant exchanges	130,215	–
Loss on debt extinguishment	376,909	558,198
Stock based compensation	1,260,769	2,186,309
Amortization of debt discount and deferred financing costs	245,663	220,439
Fair market value of common stock issued for services	33,600	–

Changes in operating assets and liabilities:
Accounts receivable	(74,813)	199,471
Prepaid expenses and other current assets	(143,816)	15,743
Other assets	(3,374)	7,518
Accounts payable and other current liabilities	(104,154)	322,140
Due to related parties	32,500	(87,246)
Net cash used in operating activities	(3,910,680)	(3,505,900)

Cash flows from investing activities:
Purchases of property and equipment	(24,823)	(16,433)
Net cash used in investing activities	(24,823)	(16,433)

Cash flows from financing activities:
Cash paid for repurchase of restricted stock units	(278,633)	(378,518)
Proceeds from the issuance of convertible notes payable	–	577,460
Net proceeds from the issuance of common stock and warrants	9,628,505	2,759,355
Net cash provided by financing activities	9,349,872	2,958,297

Net increase (decrease) in cash	5,414,369	(564,036)

Cash at beginning of year	1,559,701	2,123,737

Cash at end of year	$6,974,070	$1,559,701

Supplemental information of non-cash investing and financing activities:
Conversion of debt, accrued liabilities and accrued interest to common stock	$362,763	$144,719
Reclassification of accrued interest to convertible notes payable	$–	$85,031
Issuance of shares for warrants	$–	$198
Issuance of shares under vested restricted stock units	$211	$150
Issuance of shares under cashless warrant exercises	$–	$3
Debt discount on convertible notes payable	$–	$783,868

See accompanying notes to the consolidated financial statements.

Aethlon Medical, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. ORGANIZATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aethlon Medical, Inc. and subsidiary (collectively, “Aethlon”, the “Company”, “we” or “us”) is a medical technology company focused on addressing unmet needs in global health and biodefense. The Aethlon Hemopurifier® is an early clinical-stage therapeutic device designed for the single-use removal of life-threatening viruses from the circulatory system of infected individuals. We believe the Hemopurifier can be a part of the broad-spectrum treatment of life-threatening highly glycosylated viruses that are not addressed with an already approved treatment countermeasure objectives set forth by the U.S. Government to protect citizens from bioterror and pandemic threats. In small-scale or early feasibility human studies, the Hemopurifier has been administered to individuals infected with HIV, Hepatitis-C, and Ebola. Additionally, the Hemopurifier has been validated to capture Zika virus, Lassa virus, MERS-CoV, Cytomegalovirus, Epstein-Barr virus, Herpes Simplex virus, Chikungunya virus, Dengue virus, West Nile virus, Smallpox-related viruses, H1N1 Swine Flu virus, H5N1 Bird Flu virus, and the reconstructed Spanish flu virus of 1918. In several cases, these validations were conducted in collaboration with leading government or non-government research institutes. Domestically, we are focused on the clinical advancement of the Hemopurifier through investigational device exemptions (IDEs) approved by FDA. We recently concluded a feasibility study to demonstrate the safety of our device in health-compromised individuals infected with a viral pathogen.

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

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of March 31, 2018 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned (80% ownership) and controlled subsidiary, Exosome Sciences, Inc. (ESI). All significant intercompany balances and transactions have been eliminated in consolidation. The Company has classified the (20% ownership) noncontrolling interests in ESI as part of consolidated net loss in the fiscal years ended March 31, 2018 and 2017 and includes the accumulated amount of noncontrolling interests as part of equity.

The losses at ESI during the fiscal year ended March 31, 2018 reduced the noncontrolling interests on our consolidated balance sheet by $20,279 from $(80,967) at March 31, 2017 to $(101,246) at March 31, 2018.

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

CASH AND CASH EQUIVALENTS

Accounting standards define “cash and cash equivalents” as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest to be cash equivalents. As of March 31, 2018 and 2017, we had no assets that were classified as cash equivalents.

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

We do not have any assets or liabilities that are measured at fair value on a recurring basis and, during the years ended March 31, 2018 and 2017, and did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at one financial institution in checking accounts. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $250,000. Our March 31, 2018 cash balances were approximately $6,722,000 over such insured amount. We do not believe that the Company is exposed to any significant risk with respect to its cash.

All of our accounts receivable at March 31, 2018 and 2017 and all of our revenue in the fiscal years ended March 31, 2018 and 2017 were directly from the National Cancer Institute or the U.S. Department of Defense or from a subcontract under Battelle, which is a prime contractor with the U.S. Department of Defense.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the fiscal years ended March 31, 2018 and 2017.

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

As of March 31, 2018 and 2017, a total of 7,160,004 and 3,908,292 potential common shares, consisting of shares underlying outstanding stock options, restricted stock units, warrants and convertible notes payable were excluded as their inclusion would be antidilutive.

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

DEFERRED FINANCING COSTS

Costs related to the issuance of debt are capitalized as a deduction to our convertible notes based on the new accounting standard on imputation of interest, and amortized to interest expense over the life of the related debt using the effective interest method. We recorded amortization expense related to our deferred financing costs of $27,641 during the fiscal year ended March 31, 2017. There was no amortization related to our deferred financing costs in the fiscal year ended March 31, 2018.

REVENUE RECOGNITION

For our contracts with the National Institutes of Health (“NIH”) and with DARPA, we adopted the Milestone method of revenue recognition under ASC 605-28 “Revenue Recognition – Milestone Method” (“ASC 605-28”) and we believe we met the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method for the fiscal years ended March 31, 2018 and 2017.

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

NIH Contract - We entered into a contract with the NIH on September 15, 2017. This award is under the NIH’s Small Business Innovation Research (SBIR) program which is designed to fund early stage small businesses that are seeking to commercialize innovative biomedical technologies. The title of the award is SBIR Topic 359 Phase 1 Device Strategy for Selective Isolation of Oncosomes and Non-Malignant Exosomes.

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

In the fiscal year ended March 31, 2018, we completed the first two milestones on this contract and invoiced NIH for two milestones in the amount of $149,625. In the fiscal year ended March 31, 2018, we performed work under the contract completing the majority of the first two technical objectives of the contract (Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma and Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes). As a result we invoiced NIH for $149,625.

DARPA Contract -- We entered into a government contract with DARPA and recognized revenue of $387,438 under that contract during the fiscal year ended March 31, 2017.

Battelle Subcontract -- We entered into a subcontract agreement with Battelle Memorial Institute (“Battelle”) in March 2013. Battelle was chosen by DARPA to be the prime contractor on the systems integration portion of the original DARPA contract and we are one of several subcontractors on that systems integration project. The Battelle subcontract is cost-reimbursable under a time and materials basis. We began generating revenues under the subcontract during the three months ended September 30, 2013 and for the fiscal year ended March 31, 2017, we recorded revenue of $4,635, under the Battelle subcontract.

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

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on loss per common share during the years ended March 31, 2018 and 2017:

Our total stock-based compensation for fiscal years ended March 31, 2018 and 2017 included the following:

	Fiscal Years Ended
	March 31, 2018	March 31, 2017
Vesting of Stock Options and Restricted Stock Units	$1,212,794	$2,076,535
	47,975	109,773
Total Stock-Based Compensation Expense	$1,260,769	$2,186,309

Weighted average number of common shares outstanding – basic and diluted	12,317,074	7,764,237

Basic and diluted loss per common share	$(0.10)	$(0.28)

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

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2007 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2018 was insignificant.

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

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred approximately $586,000 and $673,000 of research and development expenses for the years ended March 31, 2018 and 2017, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

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

The adoption of FASB ASU 2015-01 did not have a material impact on our consolidated financial statements for the fiscal years ended March 31, 2018 and 2017 as we did not have any extraordinary or unusual items in those fiscal years and we believe this accounting pronouncement will not have a significant impact on the our consolidated financial statements in the future. The adoption of FASB ASU 2014-15 did not have a material impact on our consolidated financial statements for the fiscal years ended March 31, 2018 and 2017.

During the fiscal year ended March 31, 2018, we adopted FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amended Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation. This pronouncement simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We adopted this ASU effective April 1, 2017 and the adoption did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 201 4-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the standard provided guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers upon transfer of control. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 by one year. Early adoption is permitted after December 31, 2016. We elected to adopt the standard effective April 1, 2017, and the adoption did not have a material impact on our financial statements as existing government contracts are not in scope of Topic 606.

ASU 2016-02, Leases (Topic 842) changes the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We do not expect the adoption of ASU No. 2016-02 to have a significant impact on our consolidated financial statements.

2. PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	March 31, 2018	March 31, 2017
Furniture and office equipment, at cost	$376,907	$352,085
Accumulated depreciation	(349,355)	(322,862)
	$27,552	$29,223

Depreciation expense for the years ended March 31, 2018 and 2017 was $26,494 and $23,248, respectively.

3. PATENTS

Patents consist of the following:

	March 31, 2018	March 31, 2017
Patents	$211,645	$211,645
Accumulated amortization	(135,813)	(126,649)
	$75,832	$84,996

Amortization expense for patents for the years ended March 31, 2018 and 2017 was $9,164 and $9,165, respectively. Future amortization expense on patents is estimated to be approximately $9,000 per year based on the estimated life of the patents. The weighted average remaining life of our patents is approximately 3.2 years.

4. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable, Net consisted of the following at March 31, 2018:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable, Net – Non-Current Portion:
November 2014 10% Convertible Notes (due July 1, 2019)	$612,811	$(93,590)	$519,221	$34,386
December 2016 10% Convertible Notes (due July 1, 2019)	379,780	(57,848)	321,932	21,315
Total Convertible Notes Payable, Net	$992,591	$(151,438)	$841,153	$55,701

During the fiscal year ended March 31, 2018, we recorded interest expense of $112,456 related to the contractual interest rates of our convertible notes and interest expense of $245,664 related to the amortization of the note discount for a total interest expense of $358,120 related to our convertible notes in the fiscal year ended March 31, 2018. All of the unamortized discount at March 31, 2018 related to the note discount established upon the second amendment to the November 2014 10% Convertible Notes and to the December 2016 10% Convertible Notes (see below). Accrued interest is included in other current liabilities (see Note 7).

Convertible Notes Payable, Net consisted of the following at March 31, 2017:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable, Net – Non-Current Portion:
November 2014 10% Convertible Notes (due July 1, 2019)	$612,811	$(275,363)	$337,448	$2,555
December 2016 10% Convertible Notes (due July 1, 2019)	680,400	(498,648)	181,752	2,836
Total Convertible Notes Payable, Net	$1,293,211	$(774,011)	$519,200	$5,391

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

The following table shows the changes to the principal balance of the November 2014 10% Convertible Notes:

Activity in the November 2014 10% Convertible Notes
Initial principal balance	$527,780
Increase in principal balance under the second amendment (see above)	165,031
Conversions during the fiscal year ended March 31, 2017	(80,000)
Balance as of March 31, 2017 & March 31, 2018	$612,811

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

The following table shows the changes to the principal balance of the December 2016 10% Convertible Notes:

Activity in the December 2016 10% Convertible Notes
Initial principal balance	$680,400
Conversions during the fiscal year ended March 31, 2018	(300,620)
Balance as of March 31, 2018	$379,780

5. EQUITY TRANSACTIONS

ISSUANCES OF COMMON STOCK AND WARRANTS

Equity Transactions in the Fiscal Year Ended March 31, 2018.

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

In the fiscal year ended March 31, 2018, we raised aggregate net proceeds of $2,104,968 (net of $65,280 in commissions to H.C. Wainwright and $5,748 in other offering expenses) under this agreement through the sale of 941,504 shares at an average price of $2.24 per share of net proceeds.

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

Warrant Exercises

In fiscal year ended March 31, 2018, investors that participated in the October 2017 Public Offering exercised 2,160,350 warrants for aggregate cash proceeds to us of $2,233,802 before expenses.

Restricted Shares Issued for Services

During the nine months ended December 31, 2017, we issued 15,000 shares of restricted common stock at a price of $2.24 per share, the market price at time of issuance, in payment for investor relations consulting services valued at $33,600 based on the grant date closing market price of our common stock.

Share for Warrant Exchanges

During the fiscal year ended March 31, 2018, we agreed with two individual investors to exchange 11,497 restricted shares for the cancellation of 22,993 warrants and we entered into an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares in exchange for the cancellation of 77,125 warrants held by those investors. We also agreed with those institutional investors that they would extend the expiration dates of convertible notes held by those investors from July 1, 2018 to July 1, 2019 in exchange for the reduction of the conversion price of those notes from $4.00 per share to $3.00 per share (see Note 5).

Additionally, we entered into an agreement with a former placement agent to issue 5,500 restricted shares in exchange for the cancellation of 11,000 warrants held by that placement agent. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded losses for each of those exchanges based on the changes in fair value between the instruments exchanged. Based upon the fair value of the shares issued and warrants exchanged, we recorded a loss of $130,215 during the fiscal year ended March 31, 2018 for all of the above share for warrant exchanges.

Stock Option Issuances

During the fiscal year ended March 31, 2018, we issued options to four of our employees to purchase 34,500 shares of common stock at an exercise price of $1.68 per share, the closing price on the date of the approval of the option grants by our compensation committee (see Note 9).

Termination of Restricted Share Grant

During the fiscal year ended March 31, 2018, we terminated a previously recorded but unissued share issuance of 68,000 shares under a fully vested restricted stock grant to our CEO and issued to him 32,674 shares as a net settlement of shares and the Company paid the withholding taxes associated with that share issuance in return for the cancellation of 35,326 shares. The compensation cost of that restricted stock grant had been fully recorded over prior fiscal years, therefore no expense was recorded regarding this net issuance.

Restricted Stock Unit Grants to Directors and Executive Officers

On August 9, 2016, our Board of Directors granted RSUs to certain of our officers and directors and during the fiscal year ended March 31, 2017, 168,309 additional RSUs were granted to our directors pursuant to the 2012 Non-Employee Directors Compensation Program. The RSUs represent the right to be issued on a future date shares of our common stock for vested RSUs.

During the fiscal year ended March 31, 2018, 184,500 vested RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 97,238 of the RSUs were cancelled and we issued a net 87,262 shares to our executives (see Note 9).

During the fiscal year ended March 31, 2018, 168,309 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As three of our four outside directors elected to return 40% of their RSUs in exchange for cash in order to pay their withholding taxes on the share issuances, 44,983 of the RSUs were cancelled and we paid $52,998 in cash to those outside directors (see Note 9).

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

WARRANTS:

During the fiscal year ended March 31, 2018, we issued 5,618,182 warrants, including 163,636 warrants issued to the placement agent, H.C. Wainwright & Co., in connection with our October 2017 Public Offering (see Note 6). Those warrants have a five year term and have an exercise price of $1.10 per share.

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing models, issued during the fiscal year ended March 31, 2018:

Risk free interest rate	1.38% - 1.92%
Average expected life	5 years
Expected volatility	100.2% - 111.1%
Expected dividends	None

Based on the above assumptions, we valued the warrants issued during the fiscal year ended March 31, 2018 as follows:

•	The 5,618,182 warrants issued in our October 2017 Public Offering were valued at $3,988,909 and we classified that fair value as equity.

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

Based on the above assumptions, we valued the warrants issued during the fiscal year ended March 31, 2017 as follows:

•	The 30,000 warrants issued in June 2016 were valued at $111,900 and we classified that fair value as equity.

•	The 127,575 warrants issued in December 2016 were valued at $380,174 and we classified $232,718 of that fair value as debt discount and the remainder as equity.

•	The 575,000 warrants issued in March 2017 were valued at $1,493,390 and we classified that fair value as equity.

•	In connection with our March 2017 financing, we agreed to reduce the exercise price on 547,620 warrants from $6.30 to $3.44. We valued the change in fair value due to the change in exercise price at $219,048 and classified that fair value as equity.

•	Also in connection with our March 2017 financing, we agreed with the investor in that financing to exchange 198,000 shares for the return and cancellation of 264,000 warrants. We calculated the fair value of those 264,000 warrants at $528,000 and classified the impact of this share for warrant exchange as equity due to the integral connection with the March 2017 financing.

A summary of the aggregate warrant activity for the years ended March 31, 2018 and 2017 is presented below:

	Fiscal Year Ended March 31,
	2018		2017
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	2,604,096	$3.64	2,164,094	$6.68
Granted	5,618,182	$1.10	749,825	$4.10
Exercised	(2,160,350)	$1.10	(2,660)	$6.25
Cancelled/Forfeited	(139,357)	$6.52	(307,163)	$5.18
Outstanding, end of year	5,922,571	$1.80	2,604,096	$3.64
Exercisable, end of year	5,922,571	$1.80	2,604,096	$3.64
Weighted average estimated fair value of warrants granted		$0.71		$2.65

The following outlines the significant weighted average assumptions used to estimate the fair value of warrants granted utilizing the Binomial Lattice option pricing model:

Year Ended March 31,
	2018	2017
Risk free interest rate	1.38% - 1.92%	0.7% - 1.93%
Average expected life	5 years	3.42 – 5.5 years
Expected volatility	100.2% - 111.1%	88.2% - 96.0%
Expected dividends	None	None

The expected volatility was based on the historic volatility. The expected life of options granted was based on the "simplified method" as described in the SEC's guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

The detail of the warrants outstanding and exercisable as of March 31, 2018 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.10 or Below	3,863,722	4.13	$1.21	3,863,722	$1.21
3.95 - $4.94	1,377,087	3.59	$4.06	1,377,087	$4.06
$5.20 - $12.05	681,762	2.07	$6.57	681,762	$6.57
	5,922,571			5,922,571

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

At March 31, 2018, all of the grants previously made under the 2000 Stock Option Plan had expired and 200 unregistered shares had been issued under the plan, with 9,800 available for future issuance.

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

At March 31, 2018, we had 2,272,393 shares available under this plan.

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

RESTRICTED STOCK UNIT GRANTS TO DIRECTORS AND EXECUTIVE OFFICERS

On August 9, 2016, our Board of Directors (the “Board”) granted RSUs to certain of our officers and directors as set forth below. The RSUs represent the right to be issued on a future date shares of our common stock for vested RSUs. Our Compensation Committee recommended the grants based on a compensation assessment provided by a third-party compensation consulting firm engaged by us that developed a peer group of companies for market assessment and analyzed compensation at such companies. That compensation assessment also recommended annual cash bonus targets of 50% of base salary.

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

To Mr. James A. Joyce, an aggregate of 634,000 RSUs of which 158,500 were deemed vested upon grant and an additional 39,625 RSUs will vest each quarter beginning on January 1, 2017. This grant is intended to increase Mr. Joyce’s beneficial ownership of our common stock to 9.0%, which long term target was recommended in 2015 and in June 2016 by the compensation consultant engaged by us. Previously, in 2004, the Board had approved a long term beneficial ownership target of 15% for Mr. Joyce. However, Mr. Joyce has agreed to the modified long term target of 9.0%.

To Mr. Rodney S. Kenley, an aggregate of 52,000 RSUs of which 13,000 were deemed vested upon grant and an additional 3,250 RSUs will vest each quarter beginning on January 1, 2017. This grant is intended to increase Mr. Kenley’s beneficial ownership of our common stock to 0.5%, which long term target was recommended in 2015 and in June 2016 by the compensation consultant engaged by us.

To Mr. James B. Frakes, an aggregate of 52,000 RSUs of which 13,000 were deemed vested upon grant and an additional 3,250 RSUs will vest each quarter beginning on January 1, 2017. This grant is intended to increase Mr. Frakes’ beneficial ownership of our common stock to 0.5%, which long term target was recommended in 2015 and in June 2016 by the compensation consultant engaged by us.

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

Dr. Fisher will be compensated $90,000 per year for his services as Chairman of the Board, which the Company’s Board considers to be fees payable as a member of the Board or a Committee of the Board for purposes of Section 10A-3 of the rules promulgated under the Securities Exchange Act of 1934, as amended. To the extent payment of such fees are construed to not be fees payable as a member of the Board or a Committee of the Board, then the Board considers that Dr. Fisher may act as a member of its Audit Committee under Nasdaq Rule 5605(c)(2)(B) as the Board has determined that it is in the best interests of the Company and its stockholders for Dr. Fisher to continue to serve on its Audit Committee.

The RSU grants and the changes to the 2012 Program were approved and recommended by our Compensation Committee prior to approval by the Board.

RSUs outstanding that have vested and are expected to vest as of March 31, 2018 are as follows:

Number of RSUs
Vested	46,125
Expected to vest	322,875
Total	369,000

Additionally, during the fiscal year ended March 31, 2018, we terminated a previously recorded but unissued share issuance of 68,000 shares under a fully vested restricted stock grant to our CEO and issued to him 32,674 shares as a net settlement of shares and the Company paid the withholding taxes associated with that share issuance in return for the cancellation of 35,326 shares. The compensation cost of that restricted stock grant had been fully recorded over prior fiscal years, therefore no expense was recorded regarding this net issuance.

During the fiscal year ended March 31, 2018, 168,309 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As three of our four outside directors elected to return 40% of their RSU’s in exchange for cash in order to pay their withholding taxes on the share issuances, 44,983 of the RSUs were cancelled and we paid a total of $52,998 in cash to those two outside directors.

Also during the fiscal year ended March 31, 2018, 184,500 RSUs held by our executives were exchanged into the same number of shares of our common stock. Upon vesting, the RSUs held by our executives were net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. Total payments for the employees’ tax obligations to the taxing authorities are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. As a result of the net share-settlements, 97,238 of the RSUs were cancelled and we issued a net 87,262 shares to our executives.

STAND-ALONE GRANTS

From time to time our Board of Directors grants common stock or common share purchase options or warrants to selected directors, officers, employees and consultants as equity compensation to such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

STOCK OPTION ACTIVITY

During the fiscal year ended March 31, 2018, we issued options to four of our employees to purchase 34,500 shares of common stock at a price of $1.68 per share, the closing price on the date of the approval of the option grants by our compensation committee. There were no stock option grants during the fiscal year ended March 31, 2017.

The following is a summary of the stock options outstanding at March 31, 2018 and 2017 and the changes during the years then ended:

	Fiscal Year Ended March 31,
	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	432,047	$10.98	438,547		$10.94
Granted	34,500	$1.68	–	$	N/A
Exercised	–	N/A	–	$	N/A
Cancelled/Forfeited	(57,500)	$15.87	(6,500)		$7.96
Outstanding, end of year	409,047	$9.51	432,047		$10.98
Exercisable, end of year	382,047	$10.07	414,547		$11.24
Weighted average estimated fair value of options granted		$1.46		$	N/A

The detail of the options outstanding and exercisable as of March 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.68 - $9.50	211,047	6.26 years	$5.42	184,047	$5.96
$12.50	163,000	2.39 years	$12.50	163,000	$12.50
$20.50	35,000	0.42 years	$19.03	35,000	$19.03
	409,047			382,047

We recorded stock-based compensation expense related to restricted stock unit issuances and to options granted totaling $1,260,769 and $2,186,309 for the fiscal years ended March 31, 2018 and 2017, respectively. These expenses were recorded as stock compensation included in payroll and related expenses in the accompanying consolidated statement of operations for the years ended March 31, 2018 and 2017.

Our total stock-based compensation for fiscal years ended March 31, 2018 and 2017 included the following:

	Fiscal Year Ended
	March 31, 2018	March 31, 2017
Vesting of restricted stock units	$1,212,794	$2,076,535
Vesting of stock options	47,975	109,774
Total Stock-Based Compensation	$1,260,769	$2,186,309

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2018 was insignificant.

As of March 31, 2018, we had $1,900,983 of remaining unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average remaining vesting period of 1.27 years.

On March 31, 2018, our stock options had a negative intrinsic value since the closing price on that date of $1.19 per share was below the weighted average exercise price of our stock options.

6. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Historically, certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. There were no such related party transactions during the fiscal year ended March 31, 2018 except that we had accrued unpaid Board fees of $60,750 owed to our outside directors as of March 31, 2018.

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	March 31, 2018	March 31, 2017
Accrued interest	$55,701	$5,391
Accrued professional fees	207,440	64,076
Total other current liabilities	$263,141	$69,467

8. INCOME TAXES

On December 22, 2017, Public Law No. 115-97, commonly referred to as the 2017 Tax Act, was enacted into law. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017.

ASC 740 requires the Company to recognize the effect of the 2017 Tax Act in the first interim period including the date of enactment. The tax rate change was administratively effective at the beginning of the Company’s 2018 fiscal year utilizing a blended statutory federal rate for the annual period. As a result, the blended federal statutory tax rate for fiscal year 2018 is 30.75%. The lower federal corporate tax rate also required the Company to remeasure its U.S. deferred tax assets and liabilities as well as reassess the realizability of its deferred tax assets and liabilities. The Company recognized the income tax effects in its fiscal 2018 financial statements in accordance with SAB 118 as described in Note 2. . In accordance with SAB 118, the Company recorded a decrease in its net deferred tax assets of $7.6 million with a corresponding decrease to its valuation allowance to account for this rate reduction.

For the years ended March 31, 2018 and 2017, we had no income tax expense due to our net operating losses and 100% deferred tax asset valuation allowance.

At March 31, 2018 and 2017, we had net deferred tax assets as detailed below. These deferred tax assets are primarily composed of capitalized research and development costs and tax net operating loss carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a 100% valuation has been established to offset the net deferred tax assets.

Significant components of our net deferred tax assets at March 31, 2018 and 2017 are shown below:

	YEAR ENDED MARCH 31,
	2018	2017
Deferred tax assets:
Capitalized research and development	$3,442,000	$3,442,000
Net operating loss carryforwards	16,257,000	22,060,000
Stock compensation	575,000	318,000
Total deferred tax assets	20,274,000	25,820,000

Total deferred tax liabilities	–	–

Net deferred tax assets	20,274,000	25,820,000
Valuation allowance for deferred tax assets	(20,274,000)	(25,820,000)

Net deferred tax assets	$–	$–

At March 31, 2018, we had tax net operating loss carryforwards for federal and state purposes approximating $61 million and $49 million, which begin to expire in the year 2021.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the years ended March 31, 2018 and 2017 due to the following:

	2018	2017

Income taxes (benefit) at federal statutory rate of 30.75%	$(1,753,000)	$(2,484,000)
State income tax, net of federal benefit	(349,000)	(438,000)
Tax effect on non-deductible expenses and credits	74,000	382,000
Change in valuation allowance[1]	(5,546,000)	2,540,000
Change in tax rate	7,574,000
	$–	$–

______________

(1) Pursuant to Internal Revenue Code Sections 382, use of our tax net operating loss carryforwards may be limited.

ASC 740, “Income Taxes”, clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements, and prescribes recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended March 31, 2018 and 2017, we did not recognize any interest or penalties relating to tax matters.

At and for the years ended March 31, 2018 and 2017, management does not believe the Company has any uncertain tax positions. Accordingly, there are no unrecognized tax benefits at March 31, 2018 or March 31, 2017.

Our tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state. We are currently not under examination by any taxing authorities

9. GOVERNMENT CONTRACTS AND RELATED REVENUE RECOGNITION

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

In the fiscal year ended March 31, 2018, we performed work under the contract completing the majority of the first two technical objectives of the contract (Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma and Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes). As a result we invoiced NIH for $149,625.

Defense Advanced Research Projects Agency (“DARPA”)

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

The following tables set forth certain information regarding our segments:

	Fiscal Years Ended March 31,
	2018	2017
Revenues:
Aethlon	$149,625	$392,073
ESI	–	–
Total Revenues	$149,625	$392,073

Operating Losses:
Aethlon	$(4,729,719)	$(5,945,293)
ESI	(101,397)	(153,064)
Total Operating Loss	$(4,831,116)	$(6,098,357)

Net Losses:
Aethlon	$(5,598,440)	$(7,153,662)
ESI	(101,397)	(153,064)
Net Loss Before Non-Controlling Interests	$(5,699,837)	$(7,306,726)

Cash:
Aethlon	$6,972,450	$1,558,667
ESI	1,620	1,034
Total Cash	$6,974,070	$1,559,701

Total Assets:
Aethlon	$7,350,284	$1,698,249
ESI	1,620	28,119
Total Assets	$7,351,904	$1,726,368

Capital Expenditures:
Aethlon	$24,823	$16,433
ESI	–	–
Capital Expenditures	$24,823	$16,433

Depreciation and Amortization:
Aethlon	$35,658	$22,370
ESI	--	10,043
Total Depreciation and Amortization	$35,658	$32,413

Interest Expense:
Aethlon	$361,597	$304,330
ESI	–	–
Total Interest Expense	$361,597	$304,330

11. SUBSEQUENT EVENTS

Management has evaluated events subsequent to March 31, 2018 through the date that the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NIH Contract -- In April 2018, we invoiced NIH for $74,813 under the NIH contract and received $74,813 related to an invoice that we billed in the March 2018 quarter. In May 2018, we invoiced NIH an additional $37,406 and also received the $74,813 that we billed in April.

Restricted Stock Unit (“RSU”) Issuances – In April 2018, 46,125 RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSUs in exchange for the Company paying the related withholding taxes on the share issuance, 24,430 of the RSUs were cancelled, and we issued a net 21,695 shares to our executives.

Office Lease Extension – In May 2018, we extended our office lease for an additional 39 months (see Note 12). The initial rental rate under the lease extension is $7,986 per month. Such lease expires in on August 31, 2021. We believe this leased facility will be satisfactory for our office needs over the term of the lease.

12. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

We entered into an employment agreement with our Chief Executive Officer (“CEO”) effective April 1, 1999. The agreement, which is cancelable by either party upon sixty days’ notice, will be in effect until the CEO retires or ceases to be employed by us. Under the terms of the agreement, if the CEO is terminated he may become eligible to receive a salary continuation payment in the amount of at least twelve months' base salary, which was increased to $385,000 per year in September 2015.

LEASE COMMITMENTS

We currently lease approximately 2,600 square feet of executive office space at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123 under a 39-month gross plus utilities lease that commenced on December 1, 2014 and was extended in May 2018 (see Note 11). The initial rental rate under the lease extension is $7,986 per month. Such lease expires in on August 31, 2021. We believe this leased facility will be satisfactory for our office needs over the term of the lease.

We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $4,548 per month on a one-year lease that expires on November 30, 2018. Our current plans are to renew the lease prior to expiration or to secure alternative lab space in the San Diego area.

Rent expense, which is included in general and administrative expenses, approximated $136,000 and $151,000 for the fiscal years ended March 31, 2017 and 2016, respectively.

As of March 31, 2018, our commitments under the lease agreements are as follows:

	2019	2020
9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123 office lease	$6,620	$–

11585 Sorrento Valley Road, Suite 109, San Diego, CA 92121 office lease	36,380	–
Total Lease Commitments	$43,000	$–

Following an extension in May 2018 of our lease relating to our Granite Ridge Drive space (see Note 11), our commitments under our lease agreements are as follows:

	Fiscal Years Ending March 31,
	2019	2020	2021	2022	2023
9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123 office lease	$94,543	$98,902	$98,622	$102,074	$43,670

11585 Sorrento Valley Road, Suite 109, San Diego, CA 92121 office lease	36,380	–	–	–	–
Total Lease Commitments	$130,923	$98,902	$98,622	$102,074	$43,670

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

