Form 10-Q
period 2018-06-30
AETHLON MEDICAL INC
filed 2018-08-08
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 8, 2018, the registrant had outstanding 17,798,248 shares of common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$6,122,902	$6,974,070
Accounts receivable	74,813	74,813
Prepaid expenses and other current assets	143,620	181,367
Total current assets	6,341,335	7,230,250

Property and equipment, net	21,734	27,552
Patents, net	73,541	75,832
Deposits	17,131	18,270
Total assets	$6,453,741	$7,351,904

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable	$143,102	$124,450
Due to related parties	90,366	90,366
Other current liabilities	237,990	263,141
Total current liabilities	471,458	477,957

Convertible notes payable, net	871,440	841,153

Total liabilities	1,342,898	1,319,110

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, par value $0.001 per share; 30,000,000 shares authorized as of June 30, 2018 and March 31, 2018; 17,761,206 and 17,739,511 shares issued and outstanding as of June 30, 2018 and March 31, 2018, respectively	17,762	17,740
Additional paid-in capital	105,804,417	105,574,014
Accumulated deficit	(100,603,942)	(99,457,714)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	5,218,237	6,134,040

Noncontrolling interests	(107,394)	(101,246)

Total stockholders’ equity	5,110,843	6,032,794

Total liabilities and stockholders’ equity	$6,453,741	$7,351,904

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended June 30, 2018 and 2017

(Unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017

REVENUES

Government contract revenue	$149,625	$–
Total revenues	149,625	–

OPERATING EXPENSES
Professional fees	449,435	343,023
Payroll and related expenses	602,565	630,227
General and administrative	194,897	186,999
Total operating expenses	1,246,897	1,160,249
OPERATING LOSS	(1,097,272)	(1,160,249)

OTHER EXPENSE
Interest and other debt expenses	55,104	188,604
Loss on debt extinguishment	–	376,909
Loss on share for warrant exchanges	–	119,789
Total other expense	55,104	685,302

NET LOSS BEFORE NONCONTROLLING INTERESTS	(1,152,376)	(1,845,551)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(6,148)	(3,769)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,146,228)	$(1,841,782)

BASIC AND DILUTED LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS	$(0.06)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	17,754,728	8,805,522

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2018 and 2017

(Unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Cash flows from operating activities:
Net loss	$(1,152,376)	$(1,845,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,109	9,326
Stock based compensation	263,162	280,911
Common stock issued for services	–	33,600
Loss on share for warrant exchanges	–	119,789
Loss on debt extinguishment	–	376,909
Amortization of debt discount	30,287	154,802
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	38,886	(899)
Accounts payable and other current liabilities	(6,499)	(193,951)
Due to related parties	–	(9,500)
Net cash used in operating activities	(818,431)	(1,074,564)

Cash flows from investing activities:
Purchases of property and equipment	–	(23,705)
Net cash used in investing activities	–	(23,705)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	–	1,903
Cash paid for repurchase of restricted stock units	(32,737)	(136,129)
Net cash used in financing activities	(32,737)	(134,226

Net decrease in cash	(851,168)	(1,232,495)

Cash at beginning of period	6,974,070	1,559,701

Cash at end of period	$6,122,902	$327,206

Supplemental disclosures of non-cash investing and financing activities:

Debt discount on convertible notes payable	$–	$242,299

Issuance of shares under vested restricted stock units	$22	$22

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended June 30, 2018, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2018, included in the Company's Annual Report on Form 10-K filed with the SEC on June 8, 2018. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial statements as of and for the three months ended June 30, 2018, and the condensed consolidated statement of cash flows for the three months ended June 30, 2018. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current presentation. Such reclassifications did not affect net loss, equity or cash flows. The accompanying condensed consolidated balance sheet at March 31, 2018 has been derived from the audited consolidated balance sheet at March 31, 2018, contained in the above referenced 10-K. The results of operations for the three months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of June 30, 2018 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

2. LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of computation. The weighted average number of common shares outstanding for the three months ended June 30, 2018 includes 46,125 vested restricted stock units. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued, if such additional common shares were dilutive. Since we had net losses for all periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded as their effect would be antidilutive.

As of June 30, 2018 and 2017, a total of 7,145,647 and 3,893,303 potential common shares, consisting of shares underlying outstanding stock options, warrants, unvested restricted stock units and convertible notes payable were excluded as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three month periods ended June 30, 2018 and 2017, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	June 30,	June 30,
	2018	2017
Three months ended	$194,784	$157,463

4. FUTURE ACCOUNTING PRONOUNCEMENTS

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

5. CONVERTIBLE NOTES PAYABLE, NET

Convertible Notes Payable, Net consisted of the following at June 30, 2018:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable, Net – Non-Current Portion:
November 2014 10% Convertible Notes (due July 1, 2019)	$612,811	$(74,797)	$538,014	$49,706
December 2016 10% Convertible Notes (due July 1, 2019)	379,780	(46,354)	333,426	30,808
Total Convertible Notes Payable, Net	$992,591	$(121,151)	$871,440	$80,514

During the three months ended June 30, 2018, we recorded interest expense of $24,817 related to the contractual interest rates of our convertible notes and interest expense of $30,287 related to the amortization of the note discount for a total interest expense of $55,104 related to our convertible notes in the three months ended June 30, 2018. All of the unamortized discount at June 30, 2018 related to the note discount established upon the June 2017 amendment to the November 2014 10% Convertible Notes and to the December 2016 10% Convertible Notes (see below).

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

The following table shows the changes to the principal balance of the November 2014 10% Convertible Notes:

Activity in the November 2014 10% Convertible Notes
Initial principal balance	$527,780
Increase in principal balance under the second amendment (see above)	165,031
Conversions during the fiscal year ended March 31, 2017	(80,000)
Balance as of June 30, 2018 and March 31, 2018	$612,811

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

The following table shows the changes to the principal balance of the December 2016 10% Convertible Notes:

Activity in the December 2016 10% Convertible Notes
Initial principal balance	$680,400
Conversions during the fiscal year ended March 31, 2018	(300,620)
Balance as of June 30, 2018 and March 31, 2018	$379,780

6. EQUITY TRANSACTIONS IN THE THREE MONTHS ENDED JUNE 30, 2018

Restricted Stock Unit Grants to Executive Officers and Directors

During the three months ended June 30, 2018, 46,125 RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 24,430 of the RSUs were cancelled and we issued a net 21,695 shares to our executives (see Note 9).

On June 14, 2018, our Board of Directors approved the issuances of additional RSUs to certain officers and directors (see Note 9).

7. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

During the three months June 30, 2018 we accrued unpaid Board fees of $60,750 owed to our outside directors as of June 30, 2018.

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	June 30,	March 31,
	2018	2018
Accrued interest	$80,516	$55,701
Accrued professional fees	157,474	207,440
Total other current liabilities	$237,990	$263,141

9. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to Restricted Stock Units (“RSUs”) and options granted and the effect on basic and diluted loss per common share during the three month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Vesting of stock options and restricted stock units	$263,162	$280,911
Total stock-based compensation expense	$263,162	$280,911

Weighted average number of common shares outstanding – basic and diluted	17,754,728	8,805,522

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.01)	$(0.03)

All of the stock-based compensation expense recorded during the three months ended June 30, 2018 and 2017, which totaled $263,162 and $280,911, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended June 30, 2018 was insignificant.

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

The RSUs were granted under our Amended 2010 Stock Incentive Plan and we recorded expense of $260,699 in the three months ended June 30, 2018 related to the RSU grants.

On June 14, 2018, our Board approved the issuances of additional RSUs of $35,000 in value to each of our independent directors per the 2012 Non-Employee Directors Compensation Program (the “2012 Program”) as the stock-based compensation element of their overall directors’ compensation for the fiscal year ending March 31, 2019. The Board also approved the issuance of $50,000 of RSUs to a prospective director, if he chose to join our Board again per the 2012 Program. Finally, the Board approved the issuance of $30,000 of RSU’s to our Chief Financial Officer. The Board approval called for all of those RSUs to be priced based on the five day trailing averages of our closing stock price leading up to the acceptance of the Board seat by the prospective director, which occurred on June 19, 2018. That average price was $1.31 per share for the RSU calculations. Therefore, a total of 107,196 RSUs were issued to our existing independent directors, 38,285 RSUs were issued to Mr. Cipriani and 22,971 RSUs were issued to our Chief Financial Officer. All of those RSUs will vest ratably on September 30, 2018, December 31, 2018 and March 31, 2019.

RSUs outstanding that have vested and are expected to vest as of June 30, 2018 are as follows:

Number of RSUs
Vested	46,125
Expected to vest	445,202
Total	491,327

During the three months ended June 30, 2018, 46,125 RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 24,430 of the RSUs were cancelled and we issued a net 21,695 shares to our executives.

Stock Option Activity

There were no stock option grants during the three months ended June 30, 2018. During the three months ended June 30, 2017, we issued options to four of our employees to purchase 34,500 shares of common stock at a price of $1.68 per share, the closing price on the date of the approval of the option grants by our compensation committee.

Options outstanding that have vested and are expected to vest as of June 30, 2018 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Vested	356,047	$8.83	4.09
Expected to vest	18,000	$1.68	8.96
Total	374,047

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

A summary of stock option activity during the three months ended June 30, 2018 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2018	409,047	$1.68-$20.50	$9.51
Exercised	–	–	$–
Granted	–	–	$–
Cancelled/Expired	35,000	$20.50	$20.50
Stock options outstanding at June 30, 2018	374,047	$1.68-$12.50	$8.48
Stock options exercisable at June 30, 2018	356,047	$1.68-$12.50	$8.83

On June 30, 2018, our stock options had no intrinsic value since the closing price on that date of $1.28 per share was below the weighted average exercise price of our stock options.

At June 30, 2018, there was approximately $1,857,821 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 1.76 years.

10. WARRANTS

During the three months ended June 30, 2018, we did not issue any warrants nor did any warrants expire or were any warrants exercised. At June 30, 2018, we had 5,922,571 warrants outstanding.

11. GOVERNMENT CONTRACTS AND RELATED REVENUE RECOGNITION

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

In the three months ended June 30, 2018, we performed work under the contract covering the remainder of the technical objectives of the contract (Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma and Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes and Aim 3: To evaluate the functional integrity of melanoma exosomes purified by the Hemopurifier and immunocapture isolation steps). As a result we invoiced NIH for $149,625 during the three months ended June 30, 2018.

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

The following tables set forth certain information regarding our segments:

	Three Months Ended June 30,
	2018	2017
Revenues:
Aethlon	$149,625	$–
ESI	–	–
Total Revenues	$149,624	$–

Operating Losses:
Aethlon	$(1,066,530)	$(1,141,406)
ESI	(30,742)	(18,843)
Total Operating Loss	$(1,097,272)	$(1,160,249)

Net Losses:
Aethlon	$(1,121,634)	$(1,826,708)
ESI	(30,742)	(18,843)
Net Loss Before Non-Controlling Interests	$(1,152,376)	$(1,845,551)

Cash:
Aethlon	$6,120,796	$326,464
ESI	2,106	742
Total Cash	$6,122,902	$327,206

Total Assets:
Aethlon	$6,451,635	$492,324
ESI	2,106	16,827
Total Assets	$6,453,741	$509,151

Capital Expenditures:
Aethlon	$–	$23,705
ESI	–	–
Capital Expenditures	$–	$23,705

Depreciation and Amortization:
Aethlon	$8,109	$9,326
ESI	–	–
Total Depreciation and Amortization	$8,109	$9,326

Interest Expense:
Aethlon	$(55,104)	$(188,604)
ESI	–	–
Total Interest Expense	$(55,104)	$(188,604)

13. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

We currently lease approximately 2,600 square feet of executive office space at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123 under a 39-month gross plus utilities lease that commenced on December 1, 2014 and expires in August 31, 2021. The current rental rate under the lease extension is $7,986 per month. We believe this leased facility will be satisfactory for our office needs over the term of the lease.

We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $4,548 per month on a one-year lease that expires on November 30, 2018. Our current plans are to renew the lease prior to expiration or to secure alternative lab space in the San Diego area.

Rent expense, which is included in general and administrative expenses, approximated $50,000 and $35,000 for the three month periods ended June 30, 2018 and 2017, respectively.

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

14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2018 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In July 2018, 46,125 RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 24,083 of the RSUs were cancelled and we issued a net 22,042 shares to our executives.

In July 2018, we issued 15,000 restricted shares of our common stock to an investor relations service provider for services rendered.

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

Overview

Aethlon Medical, Inc. and subsidiary (“Aethlon”, the “Company”, “we” or “us”) are a medical device company focused on creating innovative devices that address unmet medical needs in global health and biodefense. The Aethlon Hemopurifier® is a clinical-stage therapeutic device that eliminates life-threatening viruses from the circulatory system of infected individuals.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017

Revenues

We recorded $149,625 in government contract revenue in the three months ended June 30, 2018 and we did not record any government contract revenue in the three months ended June 30, 2017. This revenue arose from work performed under our government subcontract with National Cancer Institute (“NCI”) part of the National Institutes of Health (“NIH”) as follows:

	Three Months Ended 6/30/18	Three Months Ended 6/30/17	Change in Dollars
NCI Contract	$149,625	$–	$149,625
Total Government Contract Revenue	$149,625	$–	$149,625

NCI Contract

We entered into a contract with the NCI on September 15, 2017. This award is under the NIH’s Small Business Innovation Research (SBIR) program which is designed to fund early stage small businesses that are seeking to commercialize innovative biomedical technologies. The title of the award is SBIR Topic 359 Phase 1 Device Strategy for Selective Isolation of Oncosomes and Non-Malignant Exosomes.

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

In the three months ended June 30, 2018, we performed work under the contract covering the remainder of the technical objectives of the contract (Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma and Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes and Aim 3: To evaluate the functional integrity of melanoma exosomes purified by the Hemopurifier and immunocapture isolation steps). As a result we invoiced NIH for $149,625 during the three months ended June 30, 2018.

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2018 were $1,246,897 in comparison with $1,160,249 for the comparable period a year ago. This increase of $86,648, or 7.5%, was due to increases in professional fees of $106,412 and in general and administrative expenses of $7,898, which was partially offset by a $27,662 decrease in payroll and related expenses.

The $106,412 increase in our professional fees was due to increases in our professional fees of $94,514 and in our professional fees at ESI of $11,898. The $94,514 increase in our professional fees was due to a $66,256 increase in scientific consulting fees, which includes our payments to subcontractors under our NCI contract, a $41,500 increase in our Board fees, and a $38,541 increase in our marketing and investor relations fees. Those increases were partially offset by a $34,645 decrease in our legal fees, a $10,782 decrease in website development fees and a $6,356 decrease in our accounting fees.

The $7,898 increase in general and administrative expenses was primarily due to an increase in our rent expense of $15,161, which was partially offset by reductions in a number of additional expenses.

The $27,662 decrease in payroll and related expenses was primarily due to the combination of a $17,749 decrease in stock-based compensation and a $10,004 decrease in cash-based payroll and related expenses due to a headcount reduction.

Other Expense

Other expense during the three months ended June 30, 2018 and 2017 consisted of losses on debt extinguishment, losses on share for warrant exchanges and interest expense. Other expense for the three months ended June 30, 2018 was other expense of $55,104 in comparison with other expense of $685,302 for the three months ended June 30, 2017.

The following table breaks out the various components of our other expense for both periods:

	Three Months Ended	Three Months Ended
	6/30/18	6/30/17	Change
Loss on Debt Extinguishment	$–	$376,909	$(376,909)
Loss on Share for Warrant Exchanges	–	119,789	(119,789)
Interest Expense	55,104	188,604	(133,500)
Total Other Expense	$55,104	$685,302	$(630,198)

Loss on Debt Extinguishment

Our loss on debt extinguishment for the three months ended June 30, 2017 arose from a $376,909 loss associated with the June 2017 amendments to our convertible notes. There was no loss on debt extinguishment for the three months ended June 30, 2018 - see below for additional information.

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

Loss on Share for Warrant Exchanges

During the three months ended June 30, 2017, we agreed with two individual investors to exchange 11,497 restricted shares for the cancellation of 22,993 warrants. Additionally, during the period, we entered into an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares in exchange for the cancellation of 77,125 warrants held by those investors. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded losses for each of those exchanges based on the changes in fair value between the instruments exchanged. There was no loss on share for warrant exchanges for the three months ended June 30, 2018.

Interest Expense

Interest expense was $55,104 for the three months ended June 30, 2018 and was $188,604 for the three months ended June 30, 2017, a decrease of $133,500. The various components of our interest expense are shown in the following table:

	Three Months Ended	Three Months Ended
	6/30/18	6/30/17	Change
Interest Expense	$24,817	$33,802	$(8,985)
Amortization of Note Discounts	30,287	154,802	(124,515)
Total Interest Expense	$55,104	$188,604	$(133,500)

As noted in the above table, the most significant factor in the $133,500 decrease in our interest expense was the $124,515 decrease in the amortization of note discounts, which related to the amortization against the discount on our convertible notes. An additional factor in the change in our total interest was an $8,985 decrease in our contractual interest expense.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss before noncontrolling interests decreased from approximately $1,846,000 in the three month period ended June 30, 2017 to $1,152,000 in the three month period ended June 30, 2018.

Basic and diluted loss attributable to common stockholders were ($0.06) for the three month period ended June 30, 2018 compared to ($0.21) for the period ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2018, we had a cash balance of $6,122,902 and working capital of $5,869,877. This compares to a cash balance of $6,974,070 and working capital of $6,752,293 at March 31, 2018. While we expect our current cash levels to support our operations for the ensuing twelve months, beyond that timeframe significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern. In addition, we will need to raise capital to complete anticipated future human clinical trials in the U.S. We anticipate the primary sources of this additional financing will be from proceeds of our at-the-market offering program, debt financing and other forms of equity placements.

Our primary sources of capital during the fiscal year ended March 31, 2018 (in which we raised $9,628,505 in net proceeds from the issuance of common stock and warrants) were $2,104,968 from the Common Stock Sales Agreement with H.C. Wainwright, net proceeds of $5,289,735 from our October 2017 Public Offering and exercises of certain of the warrants from the October 2017 Public Offering for $2,233,802 in cash.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the three months ended
	June 30, 2018	June 30, 2017
Cash used in:
Operating activities	$(818)	$(1,075)
Investing activities	–	(24)
Financing activities	(33)	(134)
Net decrease in cash	$(851)	$(1,233)

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $818,000 in the three months ended June 30, 2018 compared to $1,075,000 in the three months ended June 30, 2017, a decrease of approximately $257,000.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $24,000 of cash to purchase laboratory and office equipment in the three months ended June 30, 2017. We had no investing activities in the three months ended June 30, 2018.

NET CASH USED IN FINANCING ACTIVITIES. In the three months ended June 30, 2018 we used approximately $33,000 for tax withholding on vested rights while in the three months ended June 30, 2017 we used approximately $134,000 in our financing activities also due to the payment of approximately $136,000 for tax withholding on vested rights.

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

There have been no changes to our critical accounting policies as disclosed in our Form 10-K for the year ended March 31, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2018 and subsequent thereto through the date of filing this report, we issued 15,000 restricted shares of our common stock in July 2018, to an investor relations service provider for services rendered.

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

AETHLON MEDICAL, INC.

Date: August 8, 2018	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

