Form 10-Q
period 2018-09-30
AETHLON MEDICAL INC
filed 2018-11-06
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   ☒    NO   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of November 6, 2018, the registrant had outstanding 17,856,543 shares of common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$5,078,605	$6,974,070
Accounts receivable	–	74,813
Prepaid expenses and other current assets	89,343	181,367
Total current assets	5,167,948	7,230,250

Property and equipment, net	16,094	27,552
Patents, net	71,250	75,832
Deposits	17,131	18,270
Total assets	$5,272,423	$7,351,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$91,879	$124,450
Due to related parties	98,866	90,366
Convertible notes payable, net	901,727	–
Other current liabilities	168,356	263,141
Total current liabilities	1,260,828	477,957

Convertible notes payable, net	–	841,153

Total liabilities	1,260,828	1,319,110

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, par value $0.001 per share; 30,000,000 shares authorized as of September 30, 2018 and March 31, 2018; 17,834,560 and 17,739,511 shares issued and outstanding as of September 30, 2018 and March 31, 2018, respectively	17,835	17,740
Additional paid-in capital	106,107,157	105,574,014
Accumulated deficit	(101,997,287)	(99,457,714)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	4,127,705	6,134,040

Noncontrolling interests	(116,110)	(101,246)

Total stockholders’ equity	4,011,595	6,032,794

Total liabilities and stockholders’ equity	$5,272,423	$7,351,904

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017

REVENUES

Government contract revenue	$–	$–	$149,625	$–

OPERATING EXPENSES

Professional fees	403,044	383,178	852,479	726,201
Payroll and related expenses	672,279	618,081	1,274,844	1,248,308
General and administrative	271,631	234,914	466,528	421,913
Total operating expenses	1,346,954	1,236,173	2,593,851	2,396,422
OPERATING LOSS	(1,346,954)	(1,236,173)	(2,444,226)	(2,396,422)

OTHER EXPENSE
Interest and other debt expenses	55,106	61,979	110,210	250,583
Loss on share for warrant exchanges	–	10,425	–	130,214
Loss on debt extinguishment	–	–	–	376,909
Total other expense	55,106	72,404	110,210	757,706
NET LOSS	(1,402,060)	(1,308,577)	(2,554,436)	(3,154,128)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(8,715)	(4,671)	(14,864)	(8,439)

NET LOSS ATTRIBUTABLE TO AETHLON MEDICAL, INC.	$(1,393,345)	$(1,303,906)	$(2,539,572)	$(3,145,689)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.14)	$(0.14)	$(0.35)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	17,789,236	9,032,157	17,771,918	8,939,624

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2018 and 2017

(Unaudited)

	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017
Cash flows from operating activities:
Net loss	$(2,554,436)	$(3,154,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,040	18,651
Stock based compensation	599,658	564,445
Common stock issued for services	19,350	33,600
Loss on share for warrant exchanges	–	130,214
Loss on debt extinguishment	–	376,909
Amortization of debt discount	60,574	185,089
Changes in operating assets and liabilities:
Accounts receivable	74,813	–
Prepaid expenses and other current assets	93,163	(54,186)
Accounts payable and other current liabilities	(127,358)	(194,421)
Due to related parties	8,500	(9,250)
Net cash used in operating activities	(1,809,696)	(2,103,077)

Cash flows from investing activities:
Purchases of property and equipment	–	(23,705)
Net cash used in investing activities	–	(23,705)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	–	1,650,314
Tax withholding payments for net share settlement of restricted stock units	(85,769)	(163,161)
Net cash (used in) provided by financing activities	(85,769)	1,487,153

Net decrease in cash	(1,895,465)	(639,629)

Cash at beginning of period	6,974,070	1,559,701

Cash at end of period	$5,078,605	$920,072

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$95,388	$–

Supplemental disclosures of non-cash investing and financing activities:
Issuance of shares under conversions of convertible notes payable and related accrued interest	$–	$362,765
Issuance of shares from vesting of restricted stock units	$58	$45

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

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

Our common stock is listed on the Nasdaq Capital Market under the symbol “AEMD.”

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the six months ended September 30, 2018, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2018, included in the Company's Annual Report on Form 10-K filed with the SEC on June 8, 2018. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial statements as of and for the six months ended September 30, 2018, and the condensed consolidated statement of cash flows for the six months ended September 30, 2018. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2018 has been derived from the audited consolidated balance sheet at March 31, 2018, contained in the above referenced 10-K. The results of operations for the six months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

LIQUIDITY

Management expects existing cash as of September 30, 2018 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

2. LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period of computation. The weighted average number of common shares outstanding for the three and six months ended September 30, 2018 and 2017 includes 46,125 vested restricted stock units. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional dilutive common shares that would have been outstanding if potential common shares had been issued, if such additional common shares were dilutive. Since we had net losses for all periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded as their effect would be antidilutive.

As of September 30, 2018 and 2017, a total of 6,556,699 and 3,725,423 potential common shares, consisting of shares underlying outstanding stock options, warrants, unvested restricted stock units and convertible notes payable were excluded as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three and six month periods ended September 30, 2018 and 2017, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	September 30,	September 30,
	2018	2017
Three months ended	$207,782	$168,570
Six months ended	$402,566	$333,433

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

5. CONVERTIBLE NOTES PAYABLE, NET

Convertible Notes Payable, Net consisted of the following at September 30, 2018:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable, Net:
November 2014 10% Convertible Notes (due July 1, 2019)	$612,811	$(56,098)	$556,713	$6,668
December 2016 10% Convertible Notes (due July 1, 2019)	379,780	(34,766)	345,014	3,275
Total Convertible Notes Payable, Net	$992,591	$(90,864)	$901,727	$9,943

During the six months ended September 30, 2018, we recorded interest expense of $49,630 related to the contractual interest rates of our convertible notes and interest expense of $60,574 related to the amortization of the note discount for a total interest expense of $110,204 related to our convertible notes in the six months ended September 30, 2018. All of the unamortized discount at September 30, 2018 related to the note discount established upon the June 2017 amendment to the November 2014 10% Convertible Notes and to the December 2016 10% Convertible Notes (see below).

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

During the six months ended September 30, 2017, we recorded interest expense of $62,826 related to the contractual interest rates of our convertible notes and interest expense of $185,089 related to the amortization of the note discount for a total interest expense of $247,915 related to our convertible notes in the six months ended September 30, 2017. All of the unamortized discount at March 31, 2018 related to the note discount established upon the June 2017 amendment to both the November 2014 10% Convertible Notes and the December 2016 10% Convertible Notes (see below).

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

The following table shows the changes to the principal balance of the November 2014 10% Convertible Notes:

Activity in the November 2014 10% Convertible Notes
Initial principal balance	$527,780
Increase in principal balance under the second amendment (see above)	165,031
Conversions during the fiscal year ended March 31, 2017	(80,000)
Balance as of September 30, 2018 and March 31, 2018	$612,811

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

The following table shows the changes to the principal balance of the December 2016 10% Convertible Notes:

Activity in the December 2016 10% Convertible Notes
Initial principal balance	$680,400
Conversions during the fiscal year ended March 31, 2018	(300,620)
Balance as of September 30, 2018 and March 31, 2018	$379,780

6. EQUITY TRANSACTIONS IN THE SIX MONTHS ENDED SEPTEMBER 30, 2018

Shares Issued for Services

During the six months ended September 30, 2018, we issued 15,000 shares of restricted common stock at a price of $1.29 per share, the market price at time of issuance, in payment for investor relations consulting services valued at $19,350 based on the value of the services provided.

Restricted Stock Unit Grants to Executive Officers and Directors

During the six months ended September 30, 2018, 148,401 Restricted Stock Units (“RSUs”) held by our executives and directors were exchanged into the same number of shares of our common stock. As our executives and certain of our directors elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes (or in the case of directors issuing the cash equivalent of the estimated withholding taxes) on the share issuance, 68,352 of the RSUs were cancelled and we issued a net 80,049 shares to our executives and directors (see Note 9).

On June 14, 2018, our Board of Directors approved the issuances of additional RSUs to certain officers and directors (see Note 9).

7. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

During the six months September 30, 2018 we accrued unpaid Board fees of $69,750 owed to our outside directors as of September 30, 2018.

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	September 30,	March 31,
	2018	2018
Accrued interest	$9,943	$55,701
Accrued professional fees	158,413	207,440
Total other current liabilities	$168,356	$263,141

9. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and options granted and the effect on basic and diluted loss per common share during the three and six month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017
Vesting of stock options and restricted stock units	$336,496	$283,534	$599,658	$564,445
Total stock-based compensation expense	$336,496	$283,534	$599,658	$564,445

Weighted average number of common shares outstanding – basic and diluted	17,789,236	9,032,157	17,771,918	8,939,624

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.02)	$(0.03)	$(0.03)	$(0.06)

All of the stock-based compensation expense recorded during the six months ended September 30, 2018 and 2017, which totaled $599,658 and $564,445, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the six months ended September 30, 2018 and 2017 represented an impact on basic and diluted loss per common share of $(0.03) and $(0.06), respectively.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the six months ended September 30, 2018 was insignificant.

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

On June 14, 2018, our Board approved the issuances of additional RSUs of $35,000 in value to each of our independent directors per the 2012 Non-Employee Directors Compensation Program (the “2012 Program”) as the stock-based compensation element of their overall directors’ compensation for the fiscal year ending March 31, 2019. The Board also approved the issuance of $50,000 of RSUs to a prospective director, if he chose to join our Board again per the 2012 Program. Finally, the Board approved the issuance of $30,000 of RSU’s to our Chief Financial Officer. The Board approval called for all of those RSUs to be priced based on the five day trailing averages of our closing stock price leading up to the acceptance of the Board seat by the prospective director, which occurred on June 19, 2018. That average price was $1.31 per share for the RSU calculations. Therefore, a total of 107,196 RSUs were issued to our existing independent directors, 38,285 RSUs were issued to Mr. Cipriani and 22,971 RSUs were issued to our Chief Financial Officer. All of those RSUs vest ratably on September 30, 2018, December 31, 2018 and March 31, 2019.

The above noted RSUs were granted under our Amended 2010 Stock Incentive Plan and we recorded expense of $334,032 in the six months ended September 30, 2018 related to the RSU grants.

RSUs outstanding that have vested and are expected to vest as of September 30, 2018 are as follows:

Number of RSUs
Vested	46,125
Expected to vest	342,926
Total	389,051

During the six months ended September 30, 2018, 148,401 RSUs held by our executives and directors were exchanged into the same number of shares of our common stock. As our executives and certain of our directors elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes (or in the case of directors issuing the cash equivalent of the estimated withholding taxes) on the share issuance, 68,352 of the RSUs were cancelled and we issued a net 80,049 shares to our executives.

Stock Option Activity

There were no stock option grants during the six months ended September 30, 2018. During the six months ended September 30, 2017, we issued options to four of our employees to purchase 34,500 shares of common stock at a price of $1.68 per share, the closing price on the date of the approval of the option grants by our compensation committee.

Options outstanding that have vested and are expected to vest as of September 30, 2018 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Vested	356,047	$8.83	3.84
Expected to vest	18,000	$1.68	8.71
Total	374,047

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

A summary of stock option activity during the six months ended September 30, 2018 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2018	409,047	$1.68-$20.50	$9.51
Exercised	–	–	$–
Granted	–	–	$–
Cancelled/Expired	35,000	$20.50	$20.50
Stock options outstanding at September 30, 2018	374,047	$1.68 – $12.50	$8.48
Stock options exercisable at September 30, 2018	356,047	$1.68 – $12.50	$8.83

On September 30, 2018, our stock options had no intrinsic value since the closing price on that date of $1.18 per share was below the weighted average exercise price of our stock options.

At September 30, 2018, there was approximately $1,476,992 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 1.1 years.

10. WARRANTS

During the six months ended September 30, 2018 and 2017, we did not issue any warrants.

A summary of warrant activity during the six months ended September 30, 2018 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2018	5,922,571	$1.10 - $12.05	$1.83
Exercised	–	n/a	n/a
Issued	–	n/a	n/a
Cancelled/Expired	(463,146)	$2.10 – $6.25	$2.61
Warrants outstanding at September 30, 2018	5,459,425	$1.10 – $12.05	$1.77
Warrants exercisable at September 30, 2018	5,459,425	$1.10 – $12.05	$1.77

11. GOVERNMENT CONTRACTS AND RELATED REVENUE RECOGNITION

We entered into a contract with the National Cancer Institute, part of the National Institutes of Health (“NIH”) on September 15, 2017. This award is under the NIH’s Small Business Innovation Research (SBIR) program which is designed to fund early stage small businesses that are seeking to commercialize innovative biomedical technologies. The title of the award is SBIR Topic 359 Phase 1 Device Strategy for Selective Isolation of Oncosomes and Non-Malignant Exosomes.

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

In the six months ended September 30, 2018, we performed work under the contract covering the remainder of the technical objectives of the contract (Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma and Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes and Aim 3: To evaluate the functional integrity of melanoma exosomes purified by the Hemopurifier and immunocapture isolation steps). As a result we invoiced NIH for $149,625 during the six months ended September 30, 2018.

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

The following tables set forth certain information regarding our segments:

	Six Months Ended September 30,
	2018	2017
Revenues:
Aethlon	$149,625	$–
ESI	–	–
Total Revenues	$149,624	$–

Operating Losses:
Aethlon	$(2,369,907)	$(2,373,066)
ESI	(74,319)	(23,356)
Total Operating Loss	$(2,444,226)	$(2,396,422)

Net Losses:
Aethlon	$(2,480,117)	$(3,130,772)
ESI	(74,319)	(23,356)
Net Loss Before Non-Controlling Interests	$(2,554,436)	$(3,154,128)

Cash:
Aethlon	$5,076,872	$919,612
ESI	1,733	460
Total Cash	$5,078,605	$920,072

Total Assets:
Aethlon	$5,270,690	$1,118,433
ESI	1,733	27,545
Total Assets	$5,272,423	$1,145,978

Capital Expenditures:
Aethlon	$–	$23,705
ESI	–	–
Capital Expenditures	$–	$23,705

Depreciation and Amortization:
Aethlon	$16,040	$18,651
ESI	–	–
Total Depreciation and Amortization	$16,040	$18,651

Interest Expense:
Aethlon	$(110,210)	$(250,583)
ESI	–	–
Total Interest Expense	$(110,210)	$(250,583)

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

We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $4,548 per month on a one-year lease that expires on November 30, 2018. In October 2018, we entered into a lease extension for an additional twelve months running from December 1, 2018 through November 30, 2019 at the rate of $4,700 per month (see Note 14).

Rent expense, which is included in general and administrative expenses, approximated $84,000 and $77,000 for the six month periods ended September 30, 2018 and 2017, respectively.

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

14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2018 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In October 2018, we entered into a lease extension for our laboratory facility for an additional twelve months running from December 1, 2018 through November 30, 2019 at the rate of $4,700 per month (see Note 13).

In October 2018, 46,125 RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 24,142 of the RSUs were cancelled and we issued a net 21,983 shares to our executives.

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

Our common stock is listed on the Nasdaq Capital Market under the symbol “AEMD.”

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act and must file reports, proxy statements and other information with the Commission. The Commission maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our headquarters are located at 9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123. Our phone number at that address is (858) 459-7800. Our Web site is http://www.aethlonmedical.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017

Government Contract Revenues

We did not record any government contract revenue in either of the three month periods ended September 30, 2018 and 2017.

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2018 were $1,346,954 in comparison with $1,236,173 for the comparable period a year ago. This increase of $110,781, or 9.0%, was due to increases in payroll and related expenses of $54,198, in general and administrative expenses of $36,717 and in professional fees of $19,866.

The $54,198 increase in payroll and related expenses was primarily due to the combination of a $52,962 increase in stock-based compensation and a $1,236 increase in cash-based payroll and related expenses.

The $36,717 increase in general and administrative expenses was primarily due to $79,484 of clinical trial expenses associated with the exosome trial at University of California Irvine, which was partially offset by reductions in a number of additional expenses.

The $19,866 increase in our professional fees was due to a $50,000 increase in our Board fees due to the recent expansion of our Board, an $11,572 increase in ESI’s professional fees, a $7,074 increase in scientific consulting fees, and a $7,350 increase in our marketing and investor relations fees. Those increases were partially offset by a $42,842 decrease in our legal fees and a $13,288 decrease in our accounting fees.

Other Expense

Other expense during the three months ended September 30, 2018 and 2017 consisted of losses on share for warrant exchanges and interest expense. Other expense for the three months ended September 30, 2018 was other expense of $55,106 in comparison with other expense of $72,404 for the three months ended September 30, 2017.

The following table breaks out the various components of our other expense for both periods:

	Three Months Ended	Three Months Ended
	9/30/18	9/30/17	Change
Loss on Share for Warrant Exchanges	$–	$10,425	(10,425)
Interest Expense	55,106	61,979	(6,873)
Total Other Expense	$55,106	$72,404	$(17,298)

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

Interest Expense

Interest expense was $55,106 for the three months ended September 30, 2018 and was $61,979 for the three months ended September 30, 2017, a decrease of $6,873. The various components of our interest expense are shown in the following table:

	Three Months Ended	Three Months Ended
	9/30/18	9/30/17	Change
Interest Expense	$24,819	$31,692	$(6,873)
Amortization of Note Discounts	30,287	30,287	–
Total Interest Expense	$55,106	$61,979	$(6,873)

As noted in the above table, since the amortization of note discounts was the same in both periods, the $6,873 decrease in our interest expense was due to a $6,873 decrease in our contractual interest expense.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased from approximately $1,309,000 in the three month period ended September 30, 2017 to $1,402,000 in the three month period ended September 30, 2018.

Basic and diluted loss attributable to common stockholders were ($0.08) for the three month period ended September 30, 2018 compared to ($0.14) for the period ended September 30, 2017.

SIX MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2017

Government Contract Revenues

We recorded $149,625 in government contract revenue in the six months ended September 30, 2018 and we did not record any government contract revenue in the six months ended September 30, 2017. This revenue arose from work performed under our government contract with National Cancer Institute, part of the National Institutes of Health (“NIH”) as follows:

	Six Months Ended 6/30/18	Six Months Ended 6/30/17	Change in Dollars
NIH Contract	$149,625	$–	$149,625
Total Government Contract Revenue	$149,625	$–	$149,625

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

In the six months ended September 30, 2018, we performed work under the contract covering the remainder of the technical objectives of the contract (Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma and Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes and Aim 3: To evaluate the functional integrity of melanoma exosomes purified by the Hemopurifier and immunocapture isolation steps). As a result we invoiced NIH for $149,625 during the six months ended September 30, 2018.

Operating Expenses

Consolidated operating expenses for the six months ended September 30, 2018 were $2,593,851 in comparison with $2,396,422 for the comparable period a year ago. This increase of $197,429, or 8.2%, was due to increases in professional fees of $126,278, in general and administrative expenses of $44,615, and in payroll and related expenses of $26,536.

The $126,278 increase in our professional fees was due to a $91,500 increase in our Board fees due to the recent expansion of our Board, a $73,330 increase in scientific consulting fees, a $45,891 increase in our marketing and investor relations fees and a $23,470 increase in ESI’s professional fees. Those increases were partially offset by a $77,487 decrease in our legal fees, a $19,644 decrease in our accounting fees and a $10,782 decrease in website service fees.

The $44,615 increase in general and administrative expenses was primarily due to $79,484 of clinical trial expenses associated with the exosome trial at University of California Irvine, which was partially offset by reductions in a number of additional expenses.

The $26,536 increase in payroll and related expenses was due to a $35,213 increase in stock-based compensation, which was partially offset by a $8,677 decrease in cash-based payroll and related expenses.

Other Expense

Other expense during the six months ended September 30, 2018 and 2017 consisted of losses on debt extinguishment, losses on share for warrant exchanges and interest expense. Other expense for the six months ended September 30, 2018 was other expense of $110,210 in comparison with other expense of $757,706 for the six months ended September 30, 2017.

The following table breaks out the various components of our other expense for both periods:

	Six Months Ended	Six Months Ended
	9/30/18	9/30/17	Change
Loss on Debt Extinguishment	$–	$376,909	$(376,909)
Loss on Share for Warrant Exchanges	–	130,214	(130,214)
Interest Expense	110,210	250,583	(140,373)
Total Other Expense	$110,210	$757,706	$(647,496)

Loss on Debt Extinguishment

Our loss on debt extinguishment for the six months ended September 30, 2017 arose from a $376,909 loss associated with the June 2017 amendments to our convertible notes. There was no loss on debt extinguishment for the six months ended September 30, 2018 - see below for additional information.

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

Loss on Share for Warrant Exchanges

During the six months ended September 30, 2017, we agreed with two individual investors to exchange 11,497 restricted shares for the cancellation of 22,993 warrants. Additionally, during the period, we entered into an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares in exchange for the cancellation of 77,125 warrants held by those investors. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded losses for each of those exchanges based on the changes in fair value between the instruments exchanged. There was no loss on share for warrant exchanges for the six months ended September 30, 2018.

Interest Expense

Interest expense was $110,210 for the six months ended September 30, 2018 and was $250,583 for the six months ended September 30, 2017, a decrease of $140,373. The various components of our interest expense are shown in the following table:

	Six Months Ended	Six Months Ended
	9/30/18	9/30/17	Change
Interest Expense	$49,636	$65,494	$(15,858)
Amortization of Note Discounts	60,574	185,089	(124,515)
Total Interest Expense	$110,210	$250,583	$(140,373)

As noted in the above table, the most significant factor in the $140,373 decrease in our interest expense was the $124,515 decrease in the amortization of note discounts, which related to the amortization against the discount on our convertible notes. An additional factor in the change in our total interest was a $15,858 decrease in our contractual interest expense.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss decreased from approximately $3,154,000 in the six month period ended September 30, 2017 to $2,554,000 in the six month period ended September 30, 2018.

Basic and diluted loss attributable to common stockholders were ($0.14) for the six month period ended September 30, 2018 compared to ($0.35) for the period ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2018, we had a cash balance of $5,078,605 and working capital of $3,907,120. This compares to a cash balance of $6,974,070 and working capital of $6,752,293 at March 31, 2018. While we expect our current cash levels to support our operations for at least twelve months from the issuance date of these interim financial statements, beyond that timeframe significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern. In addition, we will need to raise capital to complete anticipated future human clinical trials in the U.S. We anticipate the primary sources of this additional financing will be from proceeds of our at-the-market offering program, debt financing and other forms of equity placements.

We did not raise any capital during the six months ended September 30, 2018.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the six months ended
	September 30, 2018	September 30, 2017
Cash provided by (used in):
Operating activities	$(1,810)	$(2,103)
Investing activities	–	(24)
Financing activities	(86)	1,487
Net decrease in cash	$(1,896)	$(640)

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $1,810,000 in the six months ended September 30, 2018 compared to $2,103,000 in the six months ended September 30, 2017, a decrease of approximately $293,000.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $24,000 of cash to purchase laboratory and office equipment in the six months ended September 30, 2017. We had no investing activities in the six months ended September 30, 2018.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. In the six months ended September 30, 2018 we used approximately $86,000 for tax withholding on vested rights while in the six months ended September 30, 2017 we raised approximately $1,650,000 from the sale of common stock, which was partially offset by the payment of approximately $163,000 for tax withholding on vested rights.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2018 and subsequent thereto through the date of filing this report, we issued 15,000 restricted shares of our common stock in July 2018, to an investor relations service provider for services rendered, in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have no disclosure applicable to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

10.1	Lease Extension

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: November 6, 2018	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

