Form 10-Q
period 2018-12-31
AETHLON MEDICAL INC
filed 2019-02-11
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   ☒    NO   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of February 11, 2019, the registrant had outstanding 18,960,505 shares of common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$4,824,901	$6,974,070
Accounts receivable	–	74,813
Prepaid expenses and other current assets	35,067	181,367
Total current assets	4,859,968	7,230,250

Property and equipment, net	9,669	27,552
Patents, net	68,959	75,832
Deposits	12,159	18,270
Total assets	$4,950,755	$7,351,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$69,613	$124,450
Due to related parties	69,750	90,366
Convertible notes payable, net	932,014	–
Other current liabilities	709,348	263,141
Total current liabilities	1,780,725	477,957

Convertible notes payable, net	–	841,153

Total liabilities	1,780,725	1,319,110

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, par value $0.001 per share; 30,000,000 shares authorized as of December 31, 2018 and March 31, 2018; 18,577,123 and 17,739,511 shares issued and outstanding as of December 31, 2018 and March 31, 2018, respectively	18,577	17,740
Additional paid-in capital	107,283,829	105,574,014
Accumulated deficit	(104,010,327)	(99,457,714)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	3,292,079	6,134,040

Noncontrolling interests	(122,049)	(101,246)

Total stockholders’ equity	3,170,030	6,032,794

Total liabilities and stockholders’ equity	$4,950,755	$7,351,904

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended December 31, 2018 and 2017

(Unaudited)

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017

REVENUES

Government contract revenue	$–	$74,813	$149,625	$74,813

OPERATING EXPENSES

Professional fees	587,192	439,117	1,449,218	1,165,318
Payroll and related expenses	1,161,531	663,245	2,426,828	1,911,553
General and administrative	215,150	136,078	681,678	557,991
Total operating expenses	1,963,873	1,238,440	4,557,724	3,634,862
OPERATING LOSS	(1,963,873)	(1,163,627)	(4,408,099)	(3,560,049)

OTHER EXPENSE
Interest and other debt expenses	55,107	55,912	165,317	306,495
Loss on share for warrant exchanges	–	–	–	130,214
Loss on debt extinguishment	–	–	–	376,909
Total other expense	55,107	55,912	165,317	813,618
NET LOSS	(2,018,980)	(1,219,539)	(4,573,416)	(4,373,667)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5,940)	(4,532)	(20,803)	(12,972)

NET LOSS ATTRIBUTABLE TO AETHLON MEDICAL, INC.	$(2,013,040)	$(1,215,007)	$(4,552,613)	$(4,360,695)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.11)	$(0.08)	$(0.25)	$(0.40)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	18,050,165	14,950,701	17,865,176	10,927,106

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2018 and 2017

(Unaudited)

	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017
Cash flows from operating activities:
Net loss	$(4,573,416)	$(4,373,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,756	27,402
Stock based compensation	944,512	887,607
Common stock issued for services	19,350	33,600
Loss on share for warrant exchanges	–	130,214
Loss on debt extinguishment	–	376,909
Amortization of debt discount	90,861	215,376
Changes in operating assets and liabilities:
Accounts receivable	74,813	–
Prepaid expenses and other current assets	152,411	23,014
Accounts payable and other current liabilities	391,369	(219,806)
Due to related parties	(20,616)	6,600
Net cash used in operating activities	(2,895,960)	(2,892,751)

Cash flows from investing activities:
Purchases of property and equipment	–	(23,705)
Net cash used in investing activities	–	(23,705)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	883,500	7,166,081
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(136,709)	(198,527)
Net cash provided by financing activities	746,791	6,967,554

Net (decrease) increase in cash	(2,149,169)	4,051,098

Cash at beginning of period	6,974,070	1,559,701

Cash at end of period	$4,824,901	$5,610,799

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$95,388	$–

Supplemental disclosures of non-cash investing and financing activities:
Issuance of shares under conversions of convertible notes payable and related accrued interest	$–	$362,765
Issuance of shares from vesting of restricted stock units	$138	$120

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2018

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

ORGANIZATION

Aethlon Medical, Inc. and its subsidiary (collectively, “Aethlon”, the “Company”, “we” or “us”) is a medical technology company focused on addressing unmet needs in global health and biodefense. The Aethlon Hemopurifier® is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier depletes the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The U.S. Food and Drug Administration (FDA) has designated the Hemopurifier as a "Breakthrough Device" related to the following two indications:

•	the treatment of life-threatening viruses that are not addressed with approved therapies; and
•	the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes have been shown to participate in the development or severity of the disease.

We believe the Hemopurifier can be a part of the broad-spectrum treatment of life-threatening highly glycosylated viruses that are not addressed with an already approved treatment countermeasure objective set forth by the U.S. Government to protect citizens from bioterror and pandemic threats. In small-scale or early feasibility human studies, the Hemopurifier has been administered to individuals infected with HIV, hepatitis-C, and Ebola. Additionally, the Hemopurifier has been validated to capture Zika virus, Lassa virus, MERS-CoV, cytomegalovirus, Epstein-Barr virus, Herpes simplex virus, Chikungunya virus, Dengue virus, West Nile virus, smallpox-related viruses, H1N1 swine flu virus, H5N1 bird flu virus, and the reconstructed Spanish flu virus of 1918. In several cases, these validations were conducted in collaboration with leading government or non-government research institutes. Domestically, we are focused on the clinical advancement of the Hemopurifier through investigational device exemptions (IDEs) approved by the FDA. We recently concluded a feasibility study to demonstrate the safety of our device in health-compromised individuals infected with a viral pathogen.

We are also the majority owner of Exosome Sciences, Inc. (ESI), a company focused on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases. Included among ESI’s endeavors is the advancement of a TauSomeTM biomarker candidate to diagnose chronic traumatic encephalopathy (CTE) in the living. ESI previously documented TauSome levels in former NFL players to be nine times higher than same age-group control subjects.

Successful outcomes of human trials will also be required by the regulatory agencies of certain foreign countries where we intend to sell the Hemopurifier. Some of our patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier treatment technology.

Our executive offices are located at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123. Our telephone number is (858) 459-7800. Our website address is www.aethlonmedical.com.

Our common stock is listed on the Nasdaq Capital Market under the symbol “AEMD.”

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended December 31, 2018, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2018, included in the Company's Annual Report on Form 10-K filed with the SEC on June 8, 2018. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial statements as of and for the nine months ended December 31, 2018, and the condensed consolidated statement of cash flows for the nine months ended December 31, 2018. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2018 has been derived from the audited consolidated balance sheet at March 31, 2018, contained in the above referenced 10-K. The results of operations for the nine months ended December 31, 2018 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

LIQUIDITY

Management expects existing cash as of December 31, 2018 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

2. LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period of computation. The weighted average number of common shares outstanding for the three and nine months ended December 31, 2018 and 2017 included 46,125 vested restricted stock units. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional dilutive common shares that would have been outstanding if potential common shares had been issued, if such additional common shares were dilutive. Since we had net losses for all periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded as their effect would be antidilutive.

As of December 31, 2018 and 2017, a total of 6,886,020 and 9,143,480 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants, unvested restricted stock units and convertible notes payable, were excluded as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three and nine month periods ended December 31, 2018 and 2017, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	December 31,	December 31,
	2018	2017
Three months ended	$243,843	$129,207
Nine months ended	$655,760	$462,640

4. FUTURE ACCOUNTING PRONOUNCEMENTS

ASU 2016-02, Leases (Topic 842) changes the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 as of its issuance is permitted. We are evaluating the impact the adoption of ASU 2016-02 will have on our financial statements and disclosures.

5. CONVERTIBLE NOTES PAYABLE, NET

Convertible Notes Payable, Net consisted of the following at December 31, 2018:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable, Net:
November 2014 10% Convertible Notes (due July 1, 2019)	$612,811	$(37,399)	$575,412	$21,987
December 2016 10% Convertible Notes (due July 1, 2019)	379,780	(23,178)	356,602	12,771
Total Convertible Notes Payable, Net	$992,591	$(60,577)	$932,014	$34,758

During the nine months ended December 31, 2018, we recorded interest expense of $74,445 related to the contractual interest rates of our convertible notes and interest expense of $90,861 related to the amortization of the note discount for a total interest expense of $165,306 related to our convertible notes in the nine months ended December 31, 2018. All of the unamortized discount at December 31, 2018 related to the note discount established upon the June 2017 amendment to the November 2014 10% Convertible Notes and to the December 2016 10% Convertible Notes (see below).

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

These Notes were originally convertible at the option of the holders into shares of our common stock at a fixed price of $5.60 per share, for up to an aggregate of 94,246 shares of common stock. There are no registration requirements with respect to the shares of common stock underlying the Notes or the Warrants.

The estimated relative fair value of the Warrants issued in connection with the Notes was recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. We recorded debt discount of $240,133 based on the relative fair value of these Warrants. In addition, as the effective conversion price of the Notes was less than market price of the underlying common stock on the date of issuance, we recorded an additional debt discount of $287,647 related to the beneficial conversion feature.

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

Second Amendment and Extension of the November 2014 10% Convertible Notes

On June 27, 2016, we and certain investors entered into further amendments (the “Amendments”) to the Notes and the Warrants. The Amendments provide that the maturity date was extended from June 1, 2016 to July 1, 2017 and that the conversion price per share of the Notes was reduced from $5.60 per share of common stock to $5.00 per share of common stock. In addition, we reduced the exercise price set forth in the Warrants from $8.40 per share to $5.00 per share of common stock. In connection with these modifications, each of the investors signed a Consent and Waiver providing its consent under certain restrictive provisions, and waiving certain rights, including a right to participate in certain offerings made by us, under a Securities Purchase Agreement dated June 23, 2015 (the “2015 SPA”) to which we, the investors and certain other investors are parties, in order to facilitate an at-the-market equity program.

The Amendments also increased the principal amount of the Notes to $692,811 (in the aggregate) to (i) include accrued and unpaid interest through June 15, 2016, and (ii) increase the principal amount by $80,000 (in the aggregate) as an extension fee for the extended maturity date of the Notes. With respect to each Note, we entered into an Allonge to Convertible Promissory Note (each, an “Allonge”) reflecting the changes in the principal amount, maturity date and conversion price of the Note.

We also issued to the investors new warrants (the “New Warrants”) to purchase an aggregate of 30,000 shares of common stock with an exercise price of $5.00 per share of common stock. We issued the New Warrants in substantially the same form as the prior Warrants, and the New Warrants will expire on November 6, 2019, the same date on which the prior Warrants will expire.

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

Third Amendment and Extension of the November 2014 10% Convertible Notes

In connection with the issuance of the December 2016 10% Convertible Notes, the conversion price of the Notes was reduced from $5.00 to $4.00 per share and the maturity date of the Notes was extended from July 1, 2017 to July 1, 2018.

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

June 2017 Amendment to the November 2014 10% Convertible Notes

In June 2017, we agreed with the holders of the Notes to an extension of the maturity dates of the Notes from July 1, 2018 to July 1, 2019 in exchange for the reduction of the conversion price of those Notes from $4.00 per share to $3.00 per share. The modification of the Notes was evaluated under ASC 470-50-40 and the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. Under the extinguishment accounting we recorded a loss on debt extinguishment of $178,655 and recalculated a revised debt discount on the notes.

The following table shows the changes to the principal balance of the Notes:

Activity in Notes
Initial principal balance	$527,780
Increase in principal balance under the second amendment (see above)	165,031
Conversions during the fiscal year ended March 31, 2017	(80,000)
Balance as of December 31, 2018 and March 31, 2018	$612,811

DECEMBER 2016 10% CONVERTIBLE NOTES

In December 2016, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with two accredited investors (collectively, the “Holders”), pursuant to which the Holders purchased an aggregate of $680,400 principal amount of December 2016 10% Convertible Notes (December 2016 Notes) (inclusive of due diligence fee of $30,000 deemed paid as a subscription amount in the form of a note in the principal amount of $32,400) for an aggregate cash subscription amount of $600,000 and (b) warrants to purchase 127,575 shares of common stock (collectively, the “December 2016 Warrants”).

The December 2016 Notes bear interest at the rate of 10% per annum, and the principal amount and all accrued and unpaid interest thereon is convertible into shares of our common stock at a $4.00 per share conversion price, which is subject to customary adjustment provisions for stock splits, dividends, recapitalizations and the like. The December 2016 Notes mature on July 1, 2018 and are subject to customary and usual terms for events of default and the like. Each Holder has contractually agreed to restrict its ability to convert its December 2016 Note such that the number of shares of the common stock held by the Holder and its affiliates after such exercise does not exceed 4.99% of our then issued and outstanding shares of common stock.

The December 2016 Warrants issued to the Holders are exercisable for a period of five years from the date of issuance at an exercise price of $4.50, subject to adjustment. A Holder may exercise a December 2016 Warrant by paying the exercise price in cash or by exercising the December 2016 Warrant on a cashless basis. In the event a Holder exercises a December 2016 Warrant on a cashless basis, we will not receive any proceeds. The exercise price of the December 2016 Warrants is subject to customary adjustments provision for stock splits, stock dividends, recapitalizations and the like. Each Holder has contractually agreed to restrict its ability to exercise its December 2016 Warrant such that the number of shares of the common stock held by the Holder and its affiliates after such exercise does not exceed 4.99% of our then issued and outstanding shares of common stock.

The estimated relative fair value of December 2016 Warrants issued in connection with the December 2016 Notes was recorded as a debt discount and is being amortized as additional interest expense over the term of the underlying debt. We recorded debt discount of $232,718 based on the relative fair value of these December 2016 Warrants. In addition, as the effective conversion price of the December 2016 Notes was less than market price of the underlying common stock on the date of issuance, we recorded an additional debt discount of $262,718 related to the beneficial conversion feature. We also recorded deferred financing costs of $102,940, which was composed of an 8% original issue discount of $50,400, a $30,000 due diligence fee (which was paid in the form of a note), $22,500 in legal fees, and a $40 bank charge. The combination of the above items led to a combined discount against the December 2016 Notes of $598,376.

June 2017 Amendment to the December 2016 10% Convertible Notes

In June 2017, we agreed with the Holders of the December 2016 Notes to an extension of the expiration dates of the December 2016 Notes from July 1, 2018 to July 1, 2019 in exchange for the reduction of the conversion price of the December 2016 Notes from $4.00 per share to $3.00 per share. The modification of the December 2016 Notes was evaluated under ASC 470-50-40 and the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. Under the extinguishment accounting we recorded a loss on debt extinguishment of $198,254 and recalculated a revised debt discount on the December 2016 Notes.

The following table shows the changes to the principal balance of the December 2016 Notes:

Activity in the December 2016 Notes
Initial principal balance	$680,400
Conversions during the fiscal year ended March 31, 2018	(300,620)
Balance as of December 31, 2018 and March 31, 2018	$379,780

6. EQUITY TRANSACTIONS IN THE NINE MONTHS ENDED DECEMBER 31, 2018

Shares Issued for Services

During the nine months ended December 31, 2018, we issued 15,000 shares of restricted common stock at a price of $1.29 per share, the market price at time of issuance, in payment for investor relations consulting services. The aggregate value of this share issuance was $19,350.

Common Stock Sales Agreement with H.C. Wainwright

On June 28, 2016, we entered into a Common Stock Sales Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the Agreement. The Agreement provides for the sale of shares of our common stock having an aggregate offering price of up to $12,500,000 (the “Shares”).

Subject to the terms and conditions set forth in the Agreement, H.C. Wainwright will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon our instructions. We have provided H.C. Wainwright with customary indemnification rights, and H.C. Wainwright will be entitled to a commission at a fixed rate equal to three percent (3.0%) of the gross proceeds per Share sold. In addition, we agreed to pay certain expenses incurred by H.C. Wainwright in connection with the Agreement, including up to $50,000 of the fees and disbursements of their counsel. The Agreement will terminate upon the sale of all of the Shares under the Agreement unless terminated earlier by either party as permitted under the Agreement (see Note 14).

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

In the nine months ended December 30, 2018, we raised aggregate net proceeds of $749,803 (net of $23,289 in commissions to H.C. Wainwright and $2,395 in other offering expenses) under this agreement through the sale of 555,000 shares of common stock at an average price of $1.35 per share of net proceeds.

Warrant Exercises

In the nine months ended December 30, 2018, three investors that participated in the October 2017 public offering exercised 129,300 warrants for aggregate cash proceeds to us of $142,230 before expenses.

Restricted Stock Unit Grants to Executive Officers and Directors

During the nine months ended December 31, 2018, 250,676 Restricted Stock Units (“RSUs”) held by our executives and directors were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for us paying the related withholding taxes and our non-employee directors elected to receive a cash equivalent of the value of their shares equal to their estimated income taxes on the share issuance, 112,366 of the RSUs were cancelled and we issued a net 138,311 shares of common stock to our executives and directors (see Note 9).

On June 14, 2018, our Board of Directors (the “Board”) approved the issuances of additional RSUs to certain officers and directors (see Note 9).

7. RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2018 we accrued unpaid Board fees of $69,750 owed to our non-employee directors as of December 31, 2018.

As a result of entering into a Separation and Consulting Agreement with our former CEO, we paid out accrued vacation of $32,083 to that former executive in December 2018 (see Note 8 and Note 13). That accrued vacation was previously recorded in the due to related parties account.

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	December 31,	March 31,
	2018	2018
Accrued interest	$34,758	$55,701
Accrued separation expenses for former executives (see Note 7 and Note 13)	505,609	–
Accrued professional fees	168,981	207,440
Total other current liabilities	$709,348	$263,141

9. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and options granted and the effect on basic and diluted loss per common share during the three and nine month periods ended December 31, 2018 and 2017:

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017
Vesting of stock options and restricted stock units	$344,854	$323,162	$944,512	$887,607
Total stock-based compensation expense	$344,854	$323,162	$944,512	$887,607

Weighted average number of common shares outstanding – basic and diluted	18,050,165	14,950,701	17,865,176	10,927,106

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.02)	$(0.02)	$(0.05)	$(0.08)

All of the stock-based compensation expense recorded during the nine months ended December 31, 2018 and 2017, which totaled $944,512 and $887,607, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the nine months ended December 31, 2018 and 2017 represented an impact on basic and diluted loss per common share of $(0.05) and $(0.08), respectively.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the nine months ended December 31, 2018 was insignificant.

Restricted Stock Unit Grants to Directors and Executive Officers

On August 9, 2016, our Board granted RSUs to certain of our officers and directors. The RSUs represent the right to be issued on a future date shares of our common stock for vested RSUs. The Board’s Compensation Committee recommended the grants based on a compensation assessment provided by a third-party compensation consulting firm engaged by us that developed a peer group of companies for market assessment and analyzed compensation at such companies.

On June 14, 2018, our Board approved the issuances of additional RSUs of $35,000 in value to each of our independent directors per the 2012 Non-Employee Directors Compensation Program (the “2012 Program”) as the stock-based compensation element of their overall directors’ compensation for the fiscal year ending March 31, 2019. The Board also approved the issuance of $50,000 of RSUs to a prospective director pursuant to the 2012 Program, if he chose to join our Board. Finally, the Board approved the issuance of $30,000 of RSU’s to our Chief Financial Officer. The Board approval called for all of those RSUs to be priced based on the five day trailing averages of our closing stock price leading up to the acceptance of the Board seat by the prospective director, which occurred on June 19, 2018. That average price was $1.31 per share for the RSU calculations. Therefore, a total of 107,196 RSUs were issued to our existing independent directors, 38,285 RSUs were issued to Mr. Guy Cipriani and 22,971 RSUs were issued to our Chief Financial Officer. All of those RSUs vest ratably on September 30, 2018, December 31, 2018 and March 31, 2019.

The above noted RSUs were granted under our Amended 2010 Stock Incentive Plan and we recorded expense of $928,762 in the nine months ended December 31, 2018 related to the RSU grants.

RSUs outstanding that have vested and are expected to vest as of December 31, 2018 are as follows:

Number of RSUs
Vested	46,125
Expected to vest	240,650
Total	286,775

During the nine months ended December 31, 2018, 250,676 RSUs held by our executives and directors were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for us paying the related withholding taxes and our non-employee directors elected to receive a cash equivalent of the value of their shares equal to their estimated income taxes on the share issuance, 112,366 of the RSUs were cancelled and we issued a net 138,311 shares of common stock to our executives and directors.

Stock Option Activity

During the nine months ended December 31, 2018, we issued an option to our new CEO to purchase 552,625 shares of common stock at a price of $1.25 per share, the closing price on the date of the option grant.

Options outstanding that have vested and are expected to vest as of December 31, 2018 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Vested	356,047	$8.83	3.59
Expected to vest	570,625	$1.26	9.95
Total	926,672

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to the stock option grant utilizing the Binomial Lattice option pricing models at, and during the nine months ended December 31, 2018:

Risk free interest rate	2.85%
Average expected life	10 years
Expected volatility	94.64%
Expected dividends	None

A summary of stock option activity during the nine months ended December 31, 2018 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2018	409,047	$1.68-$20.50	$9.51
Exercised	–	–	$–
Granted	552,625	$1.25	$1.25
Cancelled/Expired	(35,000)	$20.50	$20.50
Stock options outstanding at December 31, 2018	926,672	$1.25 – $12.50	$4.17
Stock options exercisable at December 31, 2018	356,047	$1.68 – $12.50	$8.83

On December 31, 2018, our stock options had no intrinsic value since the closing price on that date of $1.66 per share was below the weighted average exercise price of our outstanding stock options.

At December 31, 2018, there was approximately $1,740,025 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 1.3 years.

10. WARRANTS

During the nine months ended December 31, 2018 and 2017, we did not issue any warrants.

A summary of warrant activity during the nine months ended December 31, 2018 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2018	5,922,571	$1.10 - $12.05	$1.83
Exercised	(129,300)	$1.10	$1.10
Issued	–	n/a	n/a
Cancelled/Expired	(463,146)	$2.10 – $6.25	$2.61
Warrants outstanding at December 31, 2018	5,330,125	$1.10 – $12.05	$1.81
Warrants exercisable at December 31, 2018	5,330,125	$1.10 – $12.05	$1.81

11. GOVERNMENT CONTRACTS AND RELATED REVENUE RECOGNITION

We have entered into the following two contracts/grants with the National Cancer Institute (NCI), part of the National Institutes of Health (NIH) over the past two years:

Breast Cancer Grant

In September 2018, the NCI awarded us a government grant (number 1R43CA232977-01). The title of this Small Business Innovation Research (SBIR) Phase I grant is “The Hemopurifier Device for Targeted Removal of Breast Cancer Exosomes from the Blood Circulation.”

This NCI Phase I grant period runs from September 14, 2018 through August 31, 2019. The total amount of the firm grant is $298,444. The grant calls for two subcontractors to work with us. Those subcontractors are University of Pittsburgh and Massachusetts General Hospital.

As of December 31, 2018, we have not recognized any revenue under the grant.

Melanoma Cancer Contract

We entered into a contract with the NCI in September 2017. This award was under the NIH’s SBIR program. The title of the award is “SBIR Topic 359 Phase 1 Device Strategy for Selective Isolation of Oncosomes and Non-Malignant Exosomes.”

The award from NIH was a firm, fixed-price contract with potential total payments to us of $299,250 over the course of nine months.

Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each period of the contract. The NIH also had the unilateral right to require us to perform additional work under an option period for an additional fixed amount of $49,800.

Under the terms of the contract, we were required to perform certain incremental work towards the achievement of specific milestones against which we would invoice the government for fixed payment amounts.

In the nine months ended December 31, 2018, we performed work under the contract covering the remainder of the technical objectives of the contract (Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma and Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes and Aim 3: To evaluate the functional integrity of melanoma exosomes purified by the Hemopurifier and immunocapture isolation steps). As a result, we invoiced NIH for $149,625 during the nine months ended December 31, 2018.

The Melanoma Cancer Contract is now completed.

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

The following tables set forth certain information regarding our segments:

	Nine Months Ended December 31,
	2018	2017
Revenues:
Aethlon	$149,625	$74,813
ESI	–	–
Total Revenues	$149,625	$74,813

Operating Losses:
Aethlon	$(4,304,082)	$(3,495,189)
ESI	(104,017)	(64,860)
Total Operating Loss	$(4,408,099)	$(3,560,049)

Net Losses:
Aethlon	$(4,469,399)	$(4,308,807)
ESI	(104,017)	(64,860)
Net Loss Before Non-Controlling Interests	$(4,573,416)	$(4,373,667)

Cash:
Aethlon	$4,824,225	$5,610,061
ESI	676	738
Total Cash	$4,824,901	$5,610,799

Total Assets:
Aethlon	$4,950,079	$5,745,031
ESI	676	5,723
Total Assets	$4,950,755	$5,750,754

Capital Expenditures:
Aethlon	$–	$23,705
ESI	–	–
Capital Expenditures	$–	$23,705

Depreciation and Amortization:
Aethlon	$24,756	$27,402
ESI	–	–
Total Depreciation and Amortization	$24,756	$27,402

Interest Expense:
Aethlon	$(165,317)	$(306,495)
ESI	–	–
Total Interest Expense	$(165,317)	$(306,495)

13. COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” as contained in our Annual Report on Form 10-K for the year ended March 31, 2018 filed by us with the SEC on June 8, 2018 except:

On December 10, 2018, we entered into a Separation and Consulting Agreement with James A. Joyce, our former CEO. Under this agreement, we have a contractual obligation to pay Mr. Joyce a total of $385,000 and to cover his medical insurance costs over a twelve month period that began on January 10, 2019. We also paid Mr. Joyce accrued vacation of $32,083 in December 2018. In addition, we entered into a twelve month consulting arrangement with Mr. Joyce with agreed compensation of $5,000 per month over calendar 2019. Mr. Joyce’s existing RSU’s will continue vesting over the term of the consulting arrangement.

The total expense accrued at December 31, 2018 relating to the separation agreements with Mr. Joyce and our former President, Rodney Kenley, was $505,609 (see Note 7 and Note 8).

LEASE COMMITMENTS

We currently lease approximately 2,600 square feet of executive office space at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123 under a 39-month gross plus utilities lease that commenced on December 1, 2014 and expires on August 31, 2021. The current rental rate under the lease extension is $7,986 per month. We believe this leased facility will be satisfactory for our office needs over the term of the lease.

We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $4,700 per month on a one-year lease that expires on November 30, 2019.

Rent expense, which is included in general and administrative expenses, approximated $126,000 and $100,000 for the nine month periods ended December 31, 2018 and 2017, respectively.

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

14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to December 31, 2018 through the date that the accompanying condensed consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Restricted Stock Unit (“RSU”) Issuances – In January 2019, 46,125 RSUs held by our current and former executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for us paying the related withholding taxes on the share issuance, 27,014 of the RSUs were cancelled and we issued a net 19,111 shares of common stock to our executives.

ATM Sales -- Subsequent to December 31, 2018, we sold 210,271 shares of our common stock under our Common Stock Sales Agreement with H.C. Wainwright (see Note 6) and from those sales raised net proceeds of $290,954 (after deducting $9,081 in commissions to H.C. Wainwright and $2,654 in other offering expenses), at an average price of $1.38 per share of net proceeds.

Warrant Exercises – Subsequent to December 31, 2018, two investors that participated in the October 2017 public offering exercised 154,000 warrants for aggregate cash proceeds to us of $169,400 before expenses.

NCI Grant – Subsequent to December 31, 2018, NCI disbursed $50,000 to us under our grant with that agency.

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

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act"), and Section 21E of the Exchange Act. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Aethlon Medical, Inc. ("we" or "us") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, completion of our capital-raising activities, U.S. Food and Drug Administration (FDA), approval of our products, other regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of our filings with the Securities and Exchange Commission (the “Commission”). The forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

Overview

Aethlon Medical, Inc. and its subsidiary (collectively, “Aethlon”, the “Company”, “we” or “us”) is a medical technology company focused on addressing unmet needs in global health and biodefense. The Aethlon Hemopurifier® is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier depletes the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The FDA has designated the Hemopurifier as a "Breakthrough Device" related to the following two indications:

•	to the treatment of life-threatening viruses that are not addressed with approved therapies, and
•	the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes have been shown to participate in the development or severity of the disease.

We believe the Hemopurifier can be a part of the broad-spectrum treatment of life-threatening highly glycosylated viruses that are not addressed with an already approved treatment countermeasure objective set forth by the U.S. Government to protect citizens from bioterror and pandemic threats. In small-scale or early feasibility human studies, the Hemopurifier has been administered to individuals infected with HIV, hepatitis-C, and Ebola. Additionally, the Hemopurifier has been validated to capture Zika virus, Lassa virus, MERS-CoV, cytomegalovirus, Epstein-Barr virus, Herpes simplex virus, Chikungunya virus, Dengue virus, West Nile virus, smallpox-related viruses, H1N1 swine flu virus, H5N1 bird flu virus, and the reconstructed Spanish flu virus of 1918. In several cases, these validations were conducted in collaboration with leading government or non-government research institutes. Domestically, we are focused on the clinical advancement of the Hemopurifier through investigational device exemptions (IDEs) approved by the FDA. We recently concluded a feasibility study to demonstrate the safety of our device in health-compromised individuals infected with a viral pathogen.

We are also the majority owner of Exosome Sciences, Inc. (ESI), a company focused on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases. Included among ESI’s endeavors is the advancement of a TauSomeTM biomarker candidate to diagnose Chronic Traumatic Encephalopathy (CTE) in the living. ESI previously documented that TauSome levels in former NFL players to be nine times higher than same age-group control subjects. We consolidate Exosome’s activities in our consolidated financial statements.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and must file reports, proxy statements and other information with the Commission. The Commission maintains a web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our headquarters are located at 9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123. Our phone number at that address is (858) 459-7800. Our Web site is http://www.aethlonmedical.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2018 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2017

Government Contract Revenues

We did not record any government contract revenue in the three month period ended December 31, 2018 and we recorded $74,813 of government contract revenue in the three month period ended December 31, 2017.

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2018 were $1,963,873 in comparison with $1,238,440 for the comparable period a year ago. This increase of $725,433, or 58.6%, was due to increases in payroll and related expenses of $498,286, in professional fees of $148,075 and in general and administrative expenses of $79,072.

The $498,286 increase in payroll and related expenses was primarily due to the combination of a $472,639 accrual for the separation payments over calendar 2019 for our former CEO and President and a $21,692 increase in stock-based compensation.

The $148,075 increase in our professional fees was due to a $34,900 increase in our Board fees due to the recent expansion of our Board, a $7,273 increase in ESI’s professional fees and a $197,426 increase in scientific consulting fees. Those increases were partially offset by a $71,749 decrease in our legal fees, a $9,890 decrease in our marketing costs and a $9,885 decrease in our accounting fees.

The $79,072 increase in general and administrative expenses was primarily due to the combination of a $44,592 accrual for the health insurance payments over calendar 2019 for our former CEO and President, a $26,086 increase in our insurance costs and an $18,791 increase in rent expense under our renewed leases.

Other Expense

Other expense during the three months ended December 31, 2018 and 2017 consisted of interest expense.

Interest Expense

Interest expense was $55,107 for the three months ended December 31, 2018 and was $55,912 for the three months ended December 31, 2017, a decrease of $805. The various components of our interest expense are shown in the following table:

	Three Months Ended	Three Months Ended
	12/31/18	12/31/17	Change
Interest Expense	$24,820	$25,625	$(805)
Amortization of Note Discounts	30,287	30,287	–
Total Interest Expense	$55,107	$55,912	$(805)

As noted in the above table, since the amortization of note discounts was the same in both periods, the $805 decrease in our interest expense was due to a reduction in our contractual interest expense.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased from approximately $1,215,000 in the three month period ended December 31, 2017 to $2,013,000 in the three month period ended December 31, 2018.

Basic and diluted loss attributable to common stockholders were ($0.11) for the three month period ended December 31, 2018 compared to ($0.08) for the period ended December 31, 2017.

NINE MONTHS ENDED DECEMBER 31, 2018 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2017

Government Contract Revenues

We recorded $149,625 in government contract revenue in the nine months ended December 31, 2018 and we recorded $74,813 in government contract revenue in the nine months ended December 31, 2017. This revenue arose from work performed under our government contract with National Cancer Institute, part of the National Institutes of Health (“NIH”) as follows:

	Nine Months Ended 12/31/18	Nine Months Ended 12/31/17	Change in Dollars
NIH Contract	$149,625	$74,813	$74,812
Total Government Contract Revenue	$149,625	$74,813	$74,812

We have entered into the following two contracts/grants with the National Cancer Institute (NCI), part of the National Institutes of Health (NIH) over the past two years:

Breast Cancer Grant

In September 2018, the NCI awarded us a government grant (number 1R43CA232977-01). The title of this Small Business Innovation Research (SBIR) Phase I grant is “The Hemopurifier Device for Targeted Removal of Breast Cancer Exosomes from the Blood Circulation.”

This NCI Phase I grant period runs from September 14, 2018 through August 31, 2019. The total amount of the firm grant is $298,444. The grant calls for two subcontractors to work with us. Those subcontractors are University of Pittsburgh and Massachusetts General Hospital.

As of December 31, 2018, we have not recognized any revenue under this grant.

Melanoma Cancer Contract

We entered into a contract with the NCI in September 2017. This award was under the NIH’s SBIR program. The title of the award is “SBIR Topic 359 Phase 1 Device Strategy for Selective Isolation of Oncosomes and Non-Malignant Exosomes.”

The award from NIH was a firm, fixed-price contract with potential total payments to us of $299,250 over the course of nine months.

Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each period of the contract. The NIH also had the unilateral right to require us to perform additional work under an option period for an additional fixed amount of $49,800.

Under the terms of the contract, we were required to perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts.

In the nine months ended December 31, 2018, we performed work under the contract covering the remainder of the technical objectives of the contract (Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma, and Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes, and Aim 3: To evaluate the functional integrity of melanoma exosomes purified by the Hemopurifier and immunocapture isolation steps). As a result we invoiced NIH for $149,625 during the nine months ended December 31, 2018.

All of the revenue noted above related to the Melanoma Cancer Contract, which is now completed.

Operating Expenses

Consolidated operating expenses for the nine months ended December 31, 2018 were $4,557,724 in comparison with $3,634,862 for the comparable period a year ago. This increase of $922,862, or 25.4%, was due to increases in in payroll and related expenses of $515,275, professional fees of $283,900 and in general and administrative expenses of $123,687.

The $515,275 increase in payroll and related expenses was primarily due to the combination of a $472,639 accrual for the separation payments over calendar 2019 for our former CEO and President and a $56,905 increase in stock-based compensation.

The $283,900 increase in our professional fees was due to a $126,400 increase in our Board fees due to the recent expansion of our Board, a $253,262 increase in scientific consulting fees, a $53,494 increase in our marketing and investor relations fees and a $40,290 increase in ESI’s professional fees. Those increases were partially offset by a $149,235 decrease in our legal fees, a $29,529 decrease in our accounting fees and a $10,782 decrease in website service fees.

The $123,687 increase in general and administrative expenses was primarily due to the combination of a $44,592 accrual for the health insurance payments over calendar 2019 for our former CEO and President and $79,484 of clinical trial expenses associated with the exosome trial at University of California Irvine, which was partially offset by reductions in a number of additional expenses.

Other Expense

Other expense during the nine months ended December 31, 2018 consisted of interest expense and during the nine months ended December 31, 2017 consisted of losses on debt extinguishment, losses on share for warrant exchanges and interest expense. Other expense for the nine months ended December 31, 2018 was $165,317 in comparison with other expense of $813,618 for the nine months ended December 31, 2017.

The following table breaks out the various components of our other expense for both periods:

	Nine Months Ended	Nine Months Ended
	12/31/18	12/30/17	Change
Loss on Debt Extinguishment	$–	$376,909	$(376,909)
Loss on Share for Warrant Exchanges	–	130,214	(130,214)
Interest Expense	165,317	306,495	(141,178)
Total Other Expense	$165,317	$813,618	$(648,301)

Loss on Debt Extinguishment

Our loss on debt extinguishment for the nine months ended December 31, 2017 resulted from a $376,909 loss associated with the June 2017 amendments to our convertible notes. There was no loss on debt extinguishment for the nine months ended December 31, 2018 - see below for additional information.

June 2017 Amendments – The $376,909 loss on debt extinguishment in the nine months ended December 31, 2017 resulted from an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares of common stock in exchange for the cancellation of 77,125 warrants held by those investors (see Loss on Share for Warrant Exchanges below). Additionally, the investors agreed to extend the expiration dates of the convertible notes held by them from July 1, 2018 to July 1, 2019 in exchange for the reduction of the conversion price of those notes from $4.00 per share to $3.00 per share. The modification of the notes was evaluated under FASB Accounting Standards Codification (“ASC”) Topic No. 470-50-40, “Debt Modification and Extinguishments”. Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting.

This modification of the notes was also evaluated under ASC Topic No. 470-50-40, “Debt Modification and Extinguishments”. Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting.

Loss on Share for Warrant Exchanges

During the nine months ended December 31, 2017, we agreed with two individual investors to exchange 11,497 restricted shares for the cancellation of 22,993 warrants. Additionally, during the period, we entered into an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares of common stock in exchange for the cancellation of 77,125 warrants held by those investors. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded losses for each of those exchanges based on the changes in fair value between the instruments exchanged. There was no loss on share for warrant exchanges for the nine months ended December 31, 2018.

Interest Expense

Interest expense was $165,317 for the nine months ended December 31, 2018 and was $306,495 for the nine months ended December 31, 2017, a decrease of $141,178. The various components of our interest expense are shown in the following table:

	Nine Months Ended	Nine Months Ended
	12/31/18	12/31/17	Change
Interest Expense	$74,456	$91,119	$(16,663)
Amortization of Note Discounts	90,861	215,376	(124,515)
Total Interest Expense	$165,317	$306,495	$(141,178)

As noted in the above table, the most significant factor in the $141,178 decrease in our interest expense was the $124,515 decrease in the amortization of note discounts, which related to the amortization against the discount on our convertible notes. An additional factor in the change in our total interest was a $16,663 decrease in our contractual interest expense.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased from approximately $4,361,000 in the nine month period ended December 31, 2017 to $4,553,000 in the nine month period ended December 31, 2018.

Basic and diluted loss attributable to common stockholders were ($0.25) for the nine month period ended December 31, 2018 compared to ($0.40) for the nine month period ended December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2018, we had a cash balance of $4,824,901 and working capital of $3,079,243. This compares to a cash balance of $6,974,070 and working capital of $6,752,293 at March 31, 2018. While we expect our current cash levels to support our operations for at least twelve months from the issuance date of these interim financial statements, beyond that timeframe, significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern. In addition, we will need to raise capital to complete anticipated future human clinical trials in the U.S. We anticipate the primary sources of this additional financing will be from proceeds of our at-the-market offering program, debt financing and other forms of equity placements. If we are unable to raise sufficient capital through the above noted sources of financing, we may elect to reduce our expenditures in order preserve cash. Those expenditure reductions may include stopping or slowing any clinical trials and/or reducing our headcount.

Our primary sources of capital during the nine months ended December 31, 2018 were our Common Stock Sales Agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) and exercises of certain of the warrants from our October 2017 Public Offering for cash. The cash raised from those activities is noted below:

Common Stock Sales Agreement with H.C. Wainwright

On June 28, 2016, we entered into a Common Stock Sales Agreement (the “Agreement”) with H.C. Wainwright which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the Agreement. The Agreement provides for the sale of shares of our common stock having an aggregate offering price of up to $12,500,000 (the “Shares”).

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

Sales of the Shares, if any, under the Agreement shall be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed with H.C. Wainwright. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Agreement or terminate the Agreement.

In the nine months ended December 31, 2018, we raised aggregate net proceeds of $749,804 (net of $23,289 in commissions to H.C. Wainwright and $2,395 in other offering expenses) under the Agreement through the sale of 555,000 shares at an average price of $1.35 per share of net proceeds. As of the date of the filing of this Form 10-Q, we had approximately $8.3 million available under the Agreement.

Warrant Exercises

In the nine months ended December 31, 2018, investors that participated in the October 2017 public offering exercised 129,300 warrants for aggregate cash proceeds to us of $142,230 before expenses.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the nine months ended
	December 31, 2018	December 31, 2017
Cash provided by (used in):
Operating activities	$(2,896)	$(2,893)
Investing activities	–	(24)
Financing activities	747	6,968
Net (decrease) increase in cash	$(2,149)	$4,051

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $2,896,000 in both of the nine month periods ended December 31, 2018 and 2017.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $24,000 of cash to purchase laboratory and office equipment in the nine months ended December 31, 2017. We had no investing activities in the nine months ended December 31, 2018.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. In the nine months ended December 31, 2018 we raised approximately $884,000 from the sale of common stock, which was partially offset by the payment of approximately $137,000 for tax withholding on vested rights while in the nine months ended December 31, 2017 we raised approximately $7,166,000 from the sale of common stock, which was partially offset by the payment of approximately $199,000 for tax withholding on vested rights.

As of the date of this filing, we plan to invest significantly into purchases of our raw materials and into our contract manufacturing arrangement subject to successfully raising additional capital.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. For a discussion of our potential risks and uncertainties, please see the information listed in the item captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2018. Except as provided below, there have been no material changes to the risk factors as disclosed in the Form 10-K. You should carefully consider the risk factors discussed below and in our Annual Report on Form 10-K for the year ended March 31, 2018, which could materially affect our business, financial position and results of operations.

Our success is dependent in part on a few key executive officers.

Our success depends to a critical extent on the continued services of our Chief Executive Officer, Timothy Rodell, MD, and our Chief Financial Officer, James B. Frakes. If one or both of these key executive officers were to leave us, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The unique knowledge and expertise of these individuals would be difficult to replace within the biotechnology field. We can give you no assurances that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to us. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers. If either of our key officers were to leave us, it could make it impossible, if not cause substantial delays and costs, to implement our long-term business objectives and growth.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the minimum stockholders’ equity requirement, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with Nasdaq’s listing requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any unregistered securities during the three months ended December 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have no disclosure applicable to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

10.1	Separation and Consulting Agreement by and between Aethlon Medical, Inc. and James Joyce dated December 10, 2018.

10.2	Employment Agreement by and between Aethlon Medical, Inc. and Timothy C. Rodell dated December 10, 2018.

10.3	Employment Agreement by and between Aethlon Medical, Inc. and James Frakes dated December 12, 2018.

10.4	Form of Indemnification Agreement for Officers and Directors

10.5	Form of Option Grant Agreement for Officers and Directors

10.6	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors

10.7	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Executives

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: February 11, 2019	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

