Form 10-K
period 2019-03-31
AETHLON MEDICAL INC
filed 2019-07-01
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

COMMISSION FILE NUMBER 001-37487

AETHLON MEDICAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	13-3632859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9635 Granite Ridge Drive, Suite 100
San Diego, California	92123
(Address of principal executive office)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 459-7800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

TITLE OF EACH CLASS COMMON STOCK, $.001 PAR VALUE	TRADING SYMBOL AEMD	NAME OF EACH EXCHANGE ON WHICH REGISTERED NASDAQ CAPITAL MARKET

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

NONE

(TITLE OF CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]  No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2018 was approximately $18 million, computed by reference to the closing sale price of the common stock of $1.18 per share on the Nasdaq Capital Market on September 30, 2018. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the common stock of the registrant outstanding as of June 27, 2019 was 19,103,570.

i

PART I

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections.

We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Such statements, include, but are not limited to, statements contained in this Form 10-K relating to our business, business strategy, products and services we may offer in the future, the timing and results of future regulatory filings, the timing and results of future clinical trials, and capital outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statement of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to, a decline in general economic conditions nationally and internationally; the ability to protect our intellectual property rights; competition from other providers and products; risks in product development; inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete capital raising transactions, and other factors (including the risks contained in Item 1A of this Form 10-K under the heading “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, we undertake no obligation to and do not intend to update any of the forward-looking statements to conform these statements to actual results.

ITEM 1. DESCRIPTION OF BUSINESS

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “Aethlon”, “we”, “us” and “our” refer to Aethlon Medical, Inc., combined with its majority-owned subsidiary, Exosome Sciences, Inc.

Overview and Corporate History

We are a medical technology company focused on addressing unmet needs in global health and biodefense. The Aethlon Hemopurifier® is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier depletes the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The U.S. Food and Drug Administration (“FDA”) has designated the Hemopurifier as a “Breakthrough Device” related to the following two indications:

•	the treatment of life-threatening viruses that are not addressed with approved therapies; and

•

the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes have been shown to participate in the development or severity of the disease.

We believe the Hemopurifier can be a substantial advance in the treatment of patients with advanced and metastatic cancer through the clearance of exosomes that promote the growth and spread of tumors through multiple mechanisms. We are currently preparing for the initiation of clinical trials in patients with advanced and metastatic cancers. We are initially focused on the treatment of solid tumors, including head and neck cancer, gastrointestinal cancers and other cancers. We are in active communication with FDA in preparation for the initiation of an early clinical trial in one of these areas.

In addition, we believe the Hemopurifier can be part of the treatment of life-threatening viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been administered to individuals infected with HIV, hepatitis-C, and Ebola. Additionally, the Hemopurifier has been validated to capture Zika virus, Lassa virus, MERS-CoV, cytomegalovirus, Epstein-Barr virus, Herpes simplex virus, Chikungunya virus, Dengue virus, West Nile virus, smallpox-related viruses, H1N1 swine flu virus, H5N1 bird flu virus, and the reconstructed Spanish flu virus of 1918. In several cases, these validations were conducted in collaboration with leading government or non-government research institutes. Domestically, we are focused on the clinical advancement of the Hemopurifier through an investigational device exemption (“IDE”) approved by the FDA. We recently concluded a feasibility study to demonstrate the safety of our device in health-compromised individuals infected with a viral pathogen.

We are also the majority owner of Exosome Sciences, Inc. (“ESI”), a company focused on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases. Included among ESI’s endeavors is the advancement of a TauSomeTM biomarker candidate to diagnose chronic traumatic encephalopathy (“CTE”) in the living. ESI previously documented TauSome levels in former NFL players to be nine times higher than same age-group control subjects.

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

We were formed on March 10, 1999. Our executive offices are located at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123. Our telephone number is (858) 459-7800. All references to “us” or “we” are references to Aethlon Medical, Inc.

The Mechanism of the Hemopurifier

The Aethlon Hemopurifier is an affinity hemofiltration device designed for the single-use removal of exosomes and life-threatening viruses from the human circulatory system. In the United States, the Hemopurifier is classified as a combination product whose regulatory jurisdiction is The Center for Devices and Radiological Health (CDRH), the branch of FDA responsible for the premarket approval of all medical devices.

In application, our Hemopurifier is deployed for use on the established infrastructure of continuous renal replacement therapy (CRRT) and dialysis instruments located in hospitals and clinics worldwide. Incorporated within the Hemopurifier is an active affinity lectin that binds to a glycosylated structure which exosomes and infectious viruses share.

The Hemopurifier - U.S. Clinical Trials

On March 13, 2017, we concluded an FDA-approved Investigational Device Exemption (IDE) feasibility study of Hemopurifier therapy. In the study, safety of the Hemopurifier was demonstrated in health-compromised individuals infected with a viral pathogen. Based on guidance from the FDA, the study served as a surrogate model to advance our device as a broad-spectrum treatment countermeasure against highly virulent viruses that are often considered bioterror or pandemic threats. The feasibility study was conducted on Hepatitis C virus (HCV) infected dialysis patients at DaVita MedCenter Dialysis in Houston, Texas. The principal investigator of the study was Dr. Ronald Ralph. We reported that there were no device-related adverse events in enrolled subjects who met the study inclusion-exclusion criteria. We also reported that an average capture of 154 million copies of HCV (in International Units, I.U.) within the Hemopurifier® during 4-hour treatments. The FDA approved the IDE feasibility study protocol in June of 2013. Prior to this approval, we collected supporting Hemopurifier data through investigational human studies conducted overseas.

The Hemopurifier – Clinical Trials Conducted Overseas

EBOLA Virus

In December of 2014, Time Magazine named the Hemopurifier® a “Top 25 Invention” as the result of treating an ebola-infected physician at Frankfurt University Hospital in Germany. The physician was comatose with multiple organ failure at the time of treatment with the Hemopurifier®. At the American Society of Nephrology Annual Meeting, Dr. Helmut Geiger, Chief of Nephrology at Frankfurt University Hospital reported that the patient received a single 6.5 hour Hemopurifier® treatment. Prior to treatment, viral load was measured at 400,000 c/ml. Post-treatment viral load reported to be at 1,000 c/ml. Dr. Geiger also reported that 242 million copies of Ebola virus were measured to be captured within the Hemopurifier® during treatment. The patient made a full recovery.

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

Since it began operations in 2013, ESI researchers disclosed the discovery of an exosomal biomarker that may be associated with neurological tauopathies, which involve the abnormal accumulation of tau protein in the brain. Tauopathies are a family of 21 different neurological disorders that include Alzheimer’s disease and Chronic Traumatic Encephalopathy (CTE).  Related to CTE, the ESI team was invited to participate in an NIH-funded research study with The Boston University CTE Center. In the study, ESI researchers investigated an exosomal tau biomarker (TauSome) as a candidate to diagnose and monitor CTE in living individuals. At present, CTE can only be diagnosed through post-mortem brain autopsy.

The results of the study indicated that TauSome levels (in blood) of former professional American football players (high CTE risk group) were significantly higher as compared to same-age group control subjects who did not participate in activities that involved repetitive head trauma. Additionally, high TauSome levels also correlated with poor performance in cognitive decline testing. These results were published in an article entitled “Preliminary Study of Plasma Exosomal Tau as a Potential Biomarker for Chronic Traumatic Encephalopathy” in the Journal of Alzheimer’s Disease on April 12, 2016.

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

During the fiscal year ended March 31, 2019, we recognized $80,000 in government contract revenue under this grant as a result of the work involved in completing one of the three technical objectives of the contract (Aim 1. “To evaluate Hemopurifier-mediated capture of breast cancer exosomes”).

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

In the fiscal year ended March 31, 2019, we performed work under the contract covering the remainder of the technical objectives of the contract (Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma, and Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes, and Aim 3: To evaluate the functional integrity of melanoma exosomes purified by the Hemopurifier and immunocapture isolation steps). As a result we invoiced NIH for $149,625 during the fiscal year ended March 31, 2019. The Melanoma Cancer Contract is now completed.

Research and Development Costs

A substantial portion of our operating budget is used for research and development activities. The cost of research and development, all of which has been charged to operations, amounted to approximately $896,000 and $586,000 in the fiscal years ended March 31, 2019 and 2018, respectively.

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

Our success depends in large part on our ability to protect our proprietary technology, including the Hemopurifier® product platform, and to operate without infringing on the proprietary rights of third parties. We rely on a combination of patent, trade secret, copyright and trademark laws, as well as confidentiality agreements, licensing agreements and other agreements, to establish and protect our proprietary rights. Our success also depends, in part, on our ability to avoid infringing patents issued to others. If we were judicially determined to be infringing on any third-party patent, we could be required to pay damages, alter our products or processes, obtain licenses or cease certain activities.

To protect our proprietary medical technologies, including the Hemopurifier® product platform and other scientific discoveries, we have a portfolio of over 50 issued patents and pending applications worldwide. We currently have 6 issued U.S. patents and 26 issued patents in countries outside of the United States. In addition, we have 17 patent applications worldwide related to our Hemopurifier® product platform and other technologies. We are seeking additional patents on our scientific discoveries. In the fiscal year ended March 31, 2019, we filed several provisional patent applications related to our products and technologies.

It is possible that our pending patent applications may not be issued, that we will not develop additional proprietary products that are patentable, that any patents issued to us may not provide us with competitive advantages or will be challenged by third parties and that the patents of others may prevent the commercialization of products incorporating our technology. Furthermore, others may independently develop similar products, duplicate our products or design around our patents. U.S. patent applications are not immediately made public, so it is possible that a third party may obtain a patent on a technology we are actively using.

There is a risk that any patent applications that we file and any patents that we hold or later obtain could be challenged by third parties and declared invalid or infringing of third party claims. For many of our pending applications, patent interference proceedings may be instituted with the U.S. Patent and Trademark Office, or the USPTO, when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent. At the completion of the interference proceeding, the USPTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the USPTO’s decision is subject to appeal. This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us.  Third parties can file post-grant proceedings in the USPTO, seeking to have issued patent invalidated, within nine months of issuance. This means that patents undergoing post-grant proceedings may be lost, or some or all claims may require amendment or cancellation, if the outcome of the proceedings is unfavorable to us. Post-grant proceedings are complex and could result in a reduction or loss of patent rights. The institution of post-grant proceedings against our patents could also result in significant expenses.

Patent law outside the United States is uncertain and in many countries, is currently undergoing review and revisions. The laws of some countries may not protect our proprietary rights to the same extent as the laws of the United States. Third parties may attempt to oppose the issuance of patents to us in foreign countries by initiating opposition proceedings. Opposition proceedings against any of our patent filings in a foreign country could have an adverse effect on our corresponding patents that are issued or pending in the United States. It may be necessary or useful for us to participate in proceedings to determine the validity of our patents or our competitors’ patents that have been issued in countries other than the United States. This could result in substantial costs, divert our efforts and attention from other aspects of our business, and could have a material adverse effect on our results of operations and financial condition. We currently have pending patent applications or issued patents in Europe, India, Russia, Australia, Canada and Hong Kong.

In addition to patent protection, we rely on unpatented trade secrets and proprietary technological expertise. We cannot assure you that others will not independently develop or otherwise acquire substantially equivalent techniques, somehow gain access to our trade secrets and proprietary technological expertise or disclose such trade secrets, or that we can ultimately protect our rights to such unpatented trade secrets and proprietary technological expertise. We rely, in part, on confidentiality agreements with our marketing partners, employees, advisors, vendors and consultants to protect our trade secrets and proprietary technological expertise. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that our unpatented trade secrets and proprietary technological expertise will not otherwise become known or be independently discovered by competitors.

Patents

The following table lists our issued patents and patent applications, including their ownership status:

Patents Issued in the United States

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
9,707,333	Extracorporeal removal of microvesicular particles	7/18/17	Owned	1/6/29
9,364,601	Extracorporeal removal of microvesicular particles	6/14/16	Owned	10/2/29
8,288,172	Extracorporeal removal of microvesicular particles	10/16/12	Owned	3/30/29
7,226,429	Method for removal of viruses from blood by lectin affinity hemodialysis	6/5/07	Owned	1/20/24
10,022,483	Method for removal of viruses from blood by lectin affinity hemodialysis	7/17/18	Owned	1/20/24
6,528,057	Method for removal of HIV and other viruses from blood	3/4/03	Licensed	8/30/19

Patent Applications Pending in the United States

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
15/866780	Affinity capture of circulating biomarkers	1/10/18	Owned
16/415,713	Affinity capture of circulating biomarkers	5/17/19	Owned
15/567500	Methods for delivering regional citrate anticoagulation (RCA) during extracorporeal blood treatments	10/18/17	Owned
15/121736	Brain specific exosome based diagnostics and extracorporeal therapies	8/25/16	Owned
62/541538	Multiplex cerebrospinal fluid processing system	8/04/17	Owned
16/036,608	Method for removal of viruses from blood by lectin affinity hemodialysis	1/16/18	Owned
13/808561	Methods and compositions for quantifying exosomes	8/14/13	Owned
15/777,168	Plasma exosomal tau as a biomarker for chronic traumatic encephalopathy	5/17/18	Owned

Foreign Patents

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Denmark)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (France)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Germany)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Ireland)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Great Britain)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Sweden)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Netherlands)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Switzerland)	5/16/18	Owned	9/12/36
2353399	Method for removal of viruses from blood by lectin affinity hemodialysis (Russia)	4/27/09	Owned	1/20/24
770344	Method for removal of HIV and other viruses from blood (Australia)	6/3/04	Licensed	8/30/19
DE69929986	Method for removal of HIV and other viruses from blood (Germany)	2/22/06	Licensed	8/30/19
1109564	Method for removal of HIV and other viruses from blood (France)	2/22/06	Licensed	8/30/19
1109564	Method for removal of HIV and other viruses from blood (Great Britain)	2/22/06	Licensed	8/30/19
1109564	Method for removal of HIV and other viruses from blood (Italy)	2/22/06	Licensed	8/30/19
2342203	Method for removal of HIV and other viruses from blood (Canada)	3/1/11	Licensed	8/30/19
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Belgium)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Ireland)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Italy)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Great Britain)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (France)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Germany)	7/17/13	Owned	1/20/24
2516403	Method for removal of viruses from blood by lectin affinity hemodialysis (Canada)	8/12/14	Owned	1/20/24
2591359	Methods for quantifying exosomes (Germany)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (France)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (Great Britain)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (Spain)	3/01/17	Owned	7/07/31

Foreign Patent Applications

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
DE 112016001400.7	Methods of delivering regional citrate anticoagulation (RCA) during extracorporeal blood treatments	10/23/17	Owned
EP20070752778	Extracorporeal removal of microvesicular particles (exosomes) (Europe)	3/9/07	Owned
EP19161598.8	Extracorporeal removal of microvesicular particles (exosomes) (Europe)	3/8/19	Owned
9104740.6	Extracorporeal removal of microvesicular particles (exosomes) (Hong Kong)	3/9/07	Owned
8139/DELNP/2008	Extracorporeal removal of microvesicular particles (exosomes) (India)	3/9/07	Owned
2644855	Extracorporeal removal of microvesicular particles (Canada)	3/9/07	Owned
2939652	Brain specific exosome based diagnostics and extracorporeal therapies (Canada)	8/12/06	Owned
18166085.3	Brain specific exosome based diagnostics and extracorporeal therapies (Europe)	4/6/18	Owned
16867003.2	Plasma exosomal tau as a biomarker for chronic traumatic encephalopathy	11/16/16	Owned

International Patent Applications

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
PCT/US2016/ 028482	Methods for delivering regional citrate anticoagulation during extracorporeal blood treatments	4/20/16	Owned

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

On November 7, 2006, we entered into an exclusive assignment agreement with the London Health Science Center Research, Inc. under which an invention and related patent rights for a method to treat cancer were assigned to us. The invention provides for the “Extracorporeal removal of microvesicular particles” for which the U.S. Patent and Trademark Office allowed a patent (Patent #8,288,172) in the U.S. as of October 2012. The agreement provides for an upfront payment of 800 shares of unregistered common stock and a 2% royalty on any future net sales. We are also responsible for paying certain patent application and filing costs. Under the assignment agreement, we own the patents outright for the life of the patent, which expires in March 2029. Under certain circumstances, ownership of the patents may revert to the London Health Science Center Research, Inc. if there is an uncured substantial breach of the assignment agreement.

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

Government Regulation

The Hemopurifier is subject to regulation by numerous regulatory bodies, primarily the FDA, and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing, storage, distribution, advertising and promotion, and post-marketing surveillance reporting of medical devices. As the primary mode of action of the Hemopurifier is attributable to the device component of this combination product, the FDA’s Center for Devices and Radiological Health, or CDRH, has primary jurisdiction over its premarket development, review and approval. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution. Failure to obtain approval or clearance to market our product and products under development and to meet the ongoing requirements of these regulatory authorities could prevent us from commercializing the Hemopurifier and future products in the U.S. and elsewhere.

Regulatory framework for medical devices in the United States

Medical devices are classified into one of three classes-Class I, Class II or Class III-depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness.

Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to a set of FDA regulations, referred to as the General Controls for Medical Devices, which require compliance with the applicable portions of the FDA’s quality system regulation, or QSR, facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Most Class I products are exempt from the premarket notification requirements.

Class II devices are those that are subject to the General Controls, as well as special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, patient registries, FDA guidance documents and post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA through the 510(k) notification process.

Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those deemed novel and not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the General Controls and special controls described above. Therefore, these devices are subject to the PMA process, which is generally more costly and time-consuming than the 510(k) process. As part of the PMA process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA’s satisfaction. Accordingly, a PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, pre-clinical and clinical trial data, manufacturing information and labeling.

The investigational device exemption (IDE) process

In the United States, absent certain limited exceptions, human clinical trials intended to support medical device clearance or approval require an IDE application. Some types of studies deemed to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed and institutional review board, or IRB, approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Generally, clinical trials for a significant risk device may begin only after the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate IRBs at the clinical trial sites.

FDA’s IDE regulations that govern investigational device labeling, prohibit promotion and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must also comply with the FDA’s good clinical practice regulations.

The 510(k) clearance process

Under the 510(k) clearance process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent” to a legally marketed predicate device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device.

After a 510(k) premarket notification is submitted, the FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, the FDA will refuse to accept the 510(k) notification. If it is accepted for filing, the FDA begins a substantive review. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.

If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the much more rigorous pre-marketing requirements of the PMA approval process, or seek reclassification of the device through the de novo process. The de novo classification process is an alternate pathway to classify medical devices that are automatically classified into Class III but which are low to moderate risk. A manufacturer can submit a petition for direct de novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk. De novo classification may also be available after receipt of a “not substantially equivalent” letter following submission of a 510(k) to FDA.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to determine whether the proposed change requires a new submission in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination.

The PMA process

Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period of time. During this review period, the FDA may request additional information or clarification of information already provided and may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA.

Before approving or denying a PMA, an FDA advisory committee may review the PMA at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes. Overall, the FDA review of a PMA application generally takes between one and three years, but may take significantly longer. If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval letter, or an approvable letter, the latter of which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA may also determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA, or the PMA is withdrawn and resubmitted when the data are available.

New PMA applications or PMA supplements are required for modification to the manufacturing process, equipment or facility, quality control procedures, sterilization, packaging, expiration date, labeling, device specifications, ingredients, materials or design of a device that has been approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support changes from the device covered by a PMA and may or may not require as extensive technical or clinical data or the convening of an advisory panel, depending on the nature of the proposed change.

In approving a PMA application, as a condition of approval, the FDA may require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer term safety and effectiveness data for the device. The FDA may also approve a PMA application with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as restrictions on labeling, promotion, sale, distribution and use. New PMA applications or PMA supplements may also be required for modifications to approved diagnostic tests, including modifications to manufacturing processes, device labeling and device design, based on the findings of post-approval studies.

Breakthrough Devices Program

The Breakthrough Devices Program is a voluntary program intended to expedite the review, development, assessment and review of certain medical devices that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human diseases or conditions for which no approved or cleared treatment exists or that offer significant advantages over existing approved or cleared alternatives. All submissions for devices designated as Breakthrough Devices will receive priority review, meaning that the review of the submission is placed at the top of the appropriate review queue and receives additional review resources, as needed. The Breakthrough Devices Program superseded the Expedited Access Program (EAP) and the previous priority review program for medical device submissions. All previously granted EAP designations have designation as breakthrough devices.

Pervasive and continuing FDA regulation

After a device enters commercial distribution, numerous regulatory requirements continue to apply. The FDA has broad post-market and regulatory enforcement powers. Medical device manufacturers are subject to unannounced inspections by the FDA and other state, local and foreign regulatory authorities to assess compliance with the QSR and other applicable regulations, and these inspections may include the manufacturing facilities of any suppliers. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include sanctions such as: warning letters, fines, injunctions, consent decrees and civil penalties; unanticipated expenditures, repair, replacement, refunds, recall or seizure of our products; operating restrictions, partial suspension or total shutdown of production; the FDA’s refusal of our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products; the FDA’s refusal to issue certificates to foreign governments needed to export products for sale in other countries; and withdrawing 510(k) clearance or premarket approvals that have already been granted and criminal prosecution.

Compliance with U.S. Health Care Laws

Should our Hemopurifier device be cleared for market use in the U.S. by the FDA, we must comply with various U.S. federal and state statutes, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws, as well as other healthcare laws in connection with the commercialization of our products. Fraud and abuse laws are interpreted broadly and enforced aggressively by various state and federal agencies, including the U.S. Department of Justice, the U.S. Department of Health and Human Services’ Office of Inspector General and various other federal and state agencies.

The U.S. federal Anti-Kickback Statute, 42 U.S.C. § 1320a-7b(b), as amended, prohibits persons, including a medical device manufacturer (or a party acting on its behalf), from knowingly or willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for a service or product or the purchasing, ordering, arranging for, or recommending the ordering of, any service or product for which payment may be made by Medicare, Medicaid or any other federal healthcare program. This statute has been interpreted to apply to arrangements between medical device manufacturers on one hand and healthcare providers on the other. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, such as cash payments, gifts or gift certificates, discounts, waiver of payments, credit arrangements, ownership interests, the furnishing of services, supplies or equipment, and the provision of anything at less than its fair market value. Courts have broadly interpreted the scope of the law, holding that it may be violated if merely one purpose of an arrangement is to induce referrals, irrespective of the existence of other legitimate purposes. The Anti-Kickback Statute prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. The reach of the Anti-Kickback Statute was broadened by the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Affordability Reconciliation Act of 2010, collectively, the Affordable Care Act or ACA, which, among other things, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or the civil monetary penalties statute, which imposes fines against any person or entity who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. In addition to the federal fraud and abuse laws, many states have their own fraud and abuse laws. Often, these laws closely follow the language of the federal law, although they do not always have the same scope, exceptions, safe harbors or sanctions. In some states, these laws apply not only to payments made by government healthcare programs but also to payments made by other third-party payors, including commercial insurance companies.

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

Manufacturing

Manufacturing of our Hemopurifier occurs in collaboration with two contract manufacturers based in California that are compliant with the Good Manufacturing Practice regulations promulgated by the FDA.  Our contract manufacturers are registered with the FDA. Previously, we did receive an export license from FDA that allows for the export of our Hemopurifier to support clinical studies in India. To date, our manufacture of the Hemopurifier has been limited to quantities necessary to support our clinical studies.

Sources and Suppliers

We are not dependent on any specific vendors for the materials used in our Hemopurifier. The key raw materials in the Hemopurifier include the affinity lectin Galanthus nivalis agglutinin, pharmaceutical grade diatomaceous earth, plasmapheresis cartridges and certain chemical binding agents. The affinity lectin is available from several life science supply companies in the U.S. Diatomaceous earth is available from several life science supply companies in the U.S. To date, we have purchased plasmapheresis cartridges from one vendor in Europe however similar cartridges are commercially available from vendors on a worldwide basis should that European vendor cease to be available for any reason, including prohibitive pricing. The chemical binding agents are available from several life science supply companies on a worldwide basis. We typically purchase our raw materials on a purchase order basis. Therefore, we remain subject to risks of supply shortages and price increases that potentially could materially adversely affect our financial condition and operating results if and when we begin large-scale manufacture of the Hemopurifier.

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

Employees

We have six full-time employees consisting of our Interim Chief Executive Officer, our Chief Financial Officer, three research scientists and an executive assistant. We utilize, whenever appropriate, consultants in order to conserve cash and resources.

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

We have never been profitable. We have generated revenues during the fiscal years ended March 31, 2019 and March 31, 2018, in the amounts of $229,625, and $149,625, respectively, primarily from our contracts with the NIH. Our revenues, from research grants, continue to be insufficient to cover our cost of operations. We cannot be assured when, if at all, we will be able to enter into future government contracts beyond our current contract with the NIH. Future profitability, if any, will require the successful commercialization of our Hemopurifier technology, other products that may emerge from our potential diagnostic products or from additional government contract or grant income. We may not be able to successfully commercialize one or more of our products, and even if commercialization is successful, we may never be profitable.

We will require additional financing to sustain our operations.

We will require significant additional financing for our operations and for expected additional future clinical trials in the U.S., as well as to fund all of our continued research and development activities for the Hemopurifier and other future products. In addition, as we expand our activities, our overhead costs to support personnel, laboratory materials and infrastructure will increase. If the financing we may require to sustain our working capital needs be unavailable to us on reasonable terms, or at all, we may be unable to support our research and FDA clearance activities, including our planned clinical trials. The failure to implement our research and clearance activities would have a material adverse effect on our ability to commercialize our products or continue our business.

We also will need to raise additional funds through debt or equity financings to achieve our business objectives and to satisfy our cash obligations, which may dilute the ownership of our existing stockholders.

We will need to raise additional funds through debt and/or equity financings in order to complete our ultimate business objectives, including funding working capital to support development and regulatory clearance of our products and potentially to repay our outstanding convertible notes due July 1, 2019. We also may choose to raise additional funds in debt or equity financings if they are available to us on reasonable terms to increase our working capital and to strengthen our financial position. Any sales of additional equity or convertible debt securities could result in dilution of the equity interests of our existing stockholders, which could be substantial. Also, new investors may require that we and certain of our stockholders enter into voting arrangements that give them additional voting control or representation on our Board of Directors.

Risks Related to Our Business Operations

We face intense competition in the medical device industry.

We compete with numerous U.S. and foreign companies in the medical device industry, and many of our competitors have greater financial, personnel, operational and research and development resources than we do. Our competitors are developing vaccine candidates, which could compete with the Hemopurifier medical device we are developing. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases we target that:

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

To achieve the levels of production necessary to commercialize our Hemopurifier and other future products, we will need to secure large-scale manufacturing agreements with contract manufacturers which comply with good manufacturing practice standards and other standards prescribed by various federal, state and local regulatory agencies in the U.S. and any other country of use. We have limited experience coordinating and overseeing the manufacture of medical device products on a large-scale. It is possible that manufacturing and control problems will arise as we attempt to commercialize our products and that manufacturing may not be completed in a timely manner or at a commercially reasonable cost. In addition, we may not be able to adequately finance the manufacture and distribution of our products on terms acceptable to us, if at all. If we cannot successfully oversee and finance the manufacture of our products if they obtain regulatory clearances, we may never generate revenue from product sales and we may never be profitable.

Our Aethlon Hemopurifier technology may become obsolete.

Our Hemopurifier product may be made unmarketable prior to commercialization by us by new scientific or technological developments by others with new treatment modalities that are more efficacious and/or more economical than our products. The homeland security industry is growing rapidly with many competitors that are trying to develop products or vaccines to protect against infectious disease. Any one of our competitors could develop a more effective product which would render our technology obsolete. Further, our ability to achieve significant and sustained penetration of our key target markets will depend upon our success in developing or acquiring technologies developed by other companies, either independently, through joint ventures or through acquisitions. If we fail to develop or acquire, and manufacture and sell, products that satisfy our customers’ demands, or we fail to respond effectively to new product announcements by our competitors by quickly introducing competitive products, then market acceptance of our products could be reduced and our business could be adversely affected. Our products may not remain competitive with products based on new technologies.

Our success is dependent in part on our executive officers.

Our success depends to a critical extent on the continued services of our Interim Chief Executive Officer, Timothy Rodell, MD, and our Chief Financial Officer, James B. Frakes. If one or both of these key executive officers were to leave us, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The unique knowledge and expertise of these individuals would be difficult to replace within the biotechnology field. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers. If either of our key officers were to leave us, it could make it impossible, if not cause substantial delays and costs, to implement our long-term business objectives and growth.

Our inability to attract and retain qualified personnel could impede our ability to achieve our business objectives.

We have six full-time employees, consisting of our Interim Chief Executive Officer, our Chief Financial Officer, three research scientists and an executive assistant. We utilize, whenever appropriate, consultants in order to conserve cash and resources.

Although we believe that these employees and consultants will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies, including to mitigate the material weakness in our internal control over financial reporting described above. Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. Competition for these individuals, especially in San Diego, California, where many biotechnology companies are located, is intense and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. We may not be able to engage the services of qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record. Also, if we are required to attract personnel from other parts of the U.S. or abroad, we may have significant difficulty doing so due to the high cost of living in the Southern California area and due to the costs incurred with transferring personnel to the area. If we cannot attract and retain qualified staff and executives, we will be unable to develop our products and achieve regulatory clearance, and our business could fail.

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

Our Hemopurifier product is subject to extensive government regulations related to development, testing, manufacturing and commercialization in the U.S. and other countries. The determination of when and whether a product is ready for large-scale purchase and potential use will be made by the U.S. Government through consultation with a number of governmental agencies, including the FDA, the National Institutes of Health, the Centers for Disease Control and Prevention and the Department of Homeland Security. Our product candidates are in the pre-clinical and clinical stages of development and have not received required regulatory approval from the FDA, or any foreign regulatory agencies, to be commercially marketed and sold. The process of obtaining and complying with FDA and other governmental regulatory approvals and regulations in the U.S. and in foreign countries is costly, time consuming, uncertain and subject to unanticipated delays. Obtaining such regulatory approvals, if any, can take several years. Despite the time and expense exerted, regulatory approval is never guaranteed. We also are subject to the following risks and obligations, among others:

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

Our business prospects will depend on our ability to complete studies, clinical trials, obtain satisfactory results, obtain required regulatory approvals and successfully commercialize our Hemopurifier product candidate. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

•	slow patient enrollment;
•	serious adverse events related to our medical device candidates;
•	unsatisfactory results of any clinical trial;
•	the failure of our principal third-party investigators to perform our clinical trials on our anticipated schedules; and
•	different interpretations of our pre-clinical and clinical data, which could initially lead to inconclusive results.

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

Moreover, the FDA strictly regulates the promotional claims that may be made about approved products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties.

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

We generally rely on third-party consultants or other vendors to manage and implement the day-to-day conduct of our operations, including conducting clinical trials and manufacturing our current product candidates and any future product candidates that we may develop. Accordingly, we are and will continue to be dependent on the timeliness and effectiveness of their efforts. Our dependence on third parties includes key suppliers and third-party service providers supporting the development, manufacture and regulatory approval of our products as well as support for our information technology systems and other infrastructure. While our management team oversees these vendors, failure of any of these third parties to meet their contractual, regulatory and other obligations or the development of factors that materially disrupt the performance of these third parties could have a material adverse effect on our business. For example, all of the key oversight responsibilities for the development and manufacture of our lead product candidate are conducted by our management team, but all other activities are the responsibility of third-party vendors.

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

If we or our manufacturers or other third-party contractors fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to regulatory actions, which could affect our ability to develop, market and sell our current product candidates or any future product candidates under development successfully and could harm our reputation and lead to reduced or non-acceptance of our proposed product candidates by the market. Even technical recommendations or evidence by the FDA through letters, site visits, and overall recommendations to academia or biotechnology companies may make the manufacturing of a clinical product extremely labor intensive or expensive, making the product candidate no longer viable to manufacture in a cost-efficient manner. The mode of administration may make the product candidate not commercially viable. The required testing of the product candidate may make that candidate no longer commercially viable. The conduct of clinical trials may be critiqued by the FDA, or a clinical trial site’s Institutional Review Board or Institutional Biosafety Committee, which may delay or make impossible clinical testing of a product candidate. The Institutional Review Board for a clinical trial may stop a trial or deem a product candidate unsafe to continue testing. This would have a material adverse effect on the value of the product candidate and our business prospects.

We will need to outsource and rely on third parties for the clinical development and manufacture, sales and marketing of our current product candidates or any future product candidates that we may develop, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our current product candidates or any other or future product candidates that we may develop, and do not have the capability and resources to manufacture, market or sell our current product candidates or any future product candidates that we may develop. Our business model calls for the partial or full outsourcing of the clinical and other development and manufacturing, sales and marketing of our product candidates in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position. Our success will depend on the performance of these outsourced providers. If these providers fail to perform adequately, our development of product candidates may be delayed and any delay in the development of our product candidates would have a material and adverse effect on our business prospects.

We are and will be exposed to product liability risks, and clinical and preclinical liability risks, which could place a substantial financial burden upon us should we be sued.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of medical devices. Claims may be asserted against us. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations. We may not be able to continue to obtain or maintain adequate product liability insurance on acceptable terms, if at all, and such insurance may not provide adequate coverage against potential liabilities. Claims or losses in excess of any product liability insurance coverage that we may obtain could have a material adverse effect on our business, financial condition and results of operations.

Our Hemopurifier product may be used in connection with medical procedures in which it is important that those products function with precision and accuracy. If our products do not function as designed, or are designed improperly, we may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, or our products are designed inappropriately, we may be subject to lawsuits seeking significant compensatory and punitive damages. The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. We have recently obtained general clinical trial liability insurance coverage. However, our insurance coverage may not be adequate or available. We may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any product recall or lawsuit seeking significant monetary damages may have a material effect on our business and financial condition. Any liability for mandatory damages could exceed the amount of our coverage. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

We have not received, and may never receive, approval from the FDA to market a medical device in the United States.

Before a new medical device can be marketed in the U.S., it must first receive either premarket approval, or a PMA, or 510(k) clearance from the FDA, unless an exemption applies. A PMA submission, which is a higher standard than a 510(k) clearance, is used to demonstrate to the FDA that a new or modified device is safe and effective. The 510(k) is used to demonstrate that a device is “substantially equivalent” to a predicate device (one that has been cleared by the FDA). We expect that any product we seek regulatory approval for will require a PMA. The FDA approval process involves, among other things, successfully completing clinical trials and filing for and obtaining a PMA. The PMA process requires us to prove the safety and effectiveness of our products to the FDA’s satisfaction. This process, which includes preclinical studies and clinical trials, can take many years and requires the expenditure of substantial resources and may include post-marketing surveillance to establish the safety and efficacy of the product. Notwithstanding the effort and expense incurred, the process may never result in the FDA granting a PMA. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval. Delays or rejections may also be encountered based upon changes in governmental policies for medical devices during the period of product development. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

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

Modifications to products that are approved through a PMA application generally need FDA approval. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is much costlier and more uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. Any of our products considered to be a class III device, which are considered to pose the greatest risk and the approval of which is governed by the strictest guidelines, will require the submission and approval of a PMA in order for us to market it in the U.S. We also may design new products in the future that could require the clearance of a 510(k).

Although we have received approval to proceed with clinical trials in the U.S. under the investigational device exemption, the current approval from the FDA to proceed could be revoked, the study could be unsuccessful, or the FDA PMA approval may not be obtained or could be revoked. Even if we obtain approval, the FDA or other regulatory authorities may require expensive or burdensome post-market testing or controls. Any delay in, or failure to receive or maintain, clearance or approval for our future products could prevent us from generating revenue from these products or achieving profitability. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some physicians from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.

The approval requirements for medical products used to fight bioterrorism are still evolving, and any products we develop for such uses may not meet these requirements.

We are advancing product candidates under governmental policies that regulate the development and commercialization of medical treatment countermeasures against bioterror and pandemic threats.  While we intend to pursue FDA market clearance to treat infectious bioterror and pandemic threats, it is often not feasible to conduct human studies against these deadly high threat pathogens. Thus, we may not be able to demonstrate the effectiveness of our treatment countermeasures through controlled human efficacy studies. Additionally, a change in government policies could impair our ability to obtain regulatory approval and the FDA may not approve any of our product candidates.

The results of our clinical trials may not support our product candidate claims or may result in the discovery of adverse side effects.

Any research and development, pre-clinical testing and clinical trial activities involving any products that we are developing or may develop will be subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. In the future, we may conduct clinical trials to support approval of new products. Clinical studies must be conducted in compliance with FDA regulations or the FDA may take enforcement action. The data collected from these clinical studies may ultimately be used to support market clearance for these products. Even if our clinical trials are completed as planned, the results of these trials may not support our product candidate claims and the FDA may not agree with our conclusions regarding the trial results. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and the later trials may not replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.

U.S. legislative or FDA regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture, market and distribute our products after approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be or new product development efforts.

Our current and future business activities may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to significant penalties.

We are currently or will in the future be subject to healthcare regulation and enforcement by the U.S. federal government and the states in which we will conduct our business once our product candidates are approved by the FDA and commercialized in the United States. In addition to the FDA’s restrictions on marketing of approved products, the U.S. healthcare laws and regulations that may affect our ability to operate include: the federal fraud and abuse laws, including the federal anti-kickback and false claims laws; federal data privacy and security laws; and federal transparency laws related to payments and/or other transfers of value made to physicians and other healthcare professionals and teaching hospitals. Many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. These laws may adversely affect our sales, marketing and other activities with respect to any product candidate for which we receive approval to market in the United States by imposing administrative and compliance burdens on us.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities, particularly any sales and marketing activities after a product candidate has been approved for marketing in the United States, could be subject to legal challenge and enforcement actions. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Should our products be approved for commercialization, lack of third-party coverage and reimbursement for our devices could delay or limit their adoption.

In both the U.S. and international markets, the use of medical devices is dependent in part on the availability of reimbursement from third-party payors, such as government and private insurance plans. Healthcare providers that use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the medical procedures being performed or to compensate them for their patient care services. Should our products under development be approved for commercialization by the FDA, any such products may not be considered cost-effective, reimbursement may not be available in the U.S. or other countries, if approved, and reimbursement may not be sufficient to allow sales of our future products on a profitable basis. The coverage decisions of third-party payors will be significantly influenced by the assessment of our future products by health technology assessment bodies. These assessments are outside our control and any such evaluations may not be conducted or have a favorable outcome.

If approved for use in the U.S., we expect that any products that we develop will be purchased primarily by medical institutions, which will in turn bill various third-party payors for the health care services provided to patients at their facility. Payors may include the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program and works in partnership with state governments to administer Medicaid, other government programs and private insurance plans. The process involved in applying for coverage and incremental reimbursement from CMS is lengthy and expensive. Further, Medicare coverage is based on our ability to demonstrate that the treatment is “reasonable and necessary” for Medicare beneficiaries. Even if products utilizing our Aethlon Hemopurifier technology receive FDA and other regulatory clearance or approval, they may not be granted coverage and reimbursement by any payor, including by CMS. For some governmental programs, such as Medicaid, coverage and adequate reimbursement differ from state to state and some state Medicaid programs may not pay adequate amounts for the procedure necessary to utilize products utilizing our technology system, or any payment at all. Moreover, many private payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies and amounts. However, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement can differ significantly from payor to payor. If CMS or other agencies limit coverage or decrease or limit reimbursement payments for doctors and hospitals, this may affect coverage and reimbursement determinations by many private payors for any products that we develop.

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

For example, in the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, among other things, reduced and/or limited Medicare reimbursement to certain providers. However, on December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act. The Budget Control Act of 2011, as amended by subsequent legislation, further reduces Medicare’s payments to providers by two percent through fiscal year 2027. These reductions may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Legislation could be adopted in the future that limits payments for our products from governmental payors. In addition, commercial payors such as insurance companies, could adopt similar policies that limit reimbursement for medical device manufacturers’ products. Therefore, it is possible that our product or the procedures or patient care performed using our product will not be reimbursed at a cost-effective level. We face similar risks relating to adverse changes in reimbursement procedures and policies in other countries where we may market our products. Reimbursement and healthcare payment systems vary significantly among international markets. Our inability to obtain international reimbursement approval, or any adverse changes in the reimbursement policies of foreign payors, could negatively affect our ability to sell our products and have a material adverse effect on our business and financial condition.

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

The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on Dec. 18, 2015, included a two-year moratorium on the medical device excise tax imposed by Internal Revenue Code section 4191. This moratorium was then extended by an additional two years in January 2018. Currently, the medical device excise tax does not apply to the sale of a taxable medical device by the manufacturer, producer, or importer of the device until January 1, 2020, unless the moratorium is further extended.

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

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. For the FDA, the authority to require a recall must be based on a finding that there is reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. A government-mandated or voluntary recall by us or one of our international distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA or another third-country competent authority. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA or another third-country competent authority. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report recalls. We are also required to follow detailed recordkeeping requirements for all firm-initiated medical device corrections and removals.

Risks Related to Our Intellectual Property and Related Litigation

We rely upon licenses and patent rights from third parties which are subject to termination or expiration.

We rely upon third-party licenses and ownership rights assigned from third parties for the development of specific uses for our Hemopurifier devices. For example, we are researching, developing and testing cancer-related applications for our devices under patents assigned from the London Health Science Center Research, Inc. Should any of our licenses be prematurely terminated for any reason, or if the patents and intellectual property assigned to us or owned by such entities that we have licensed are challenged or defeated by third parties, our research efforts could be materially and adversely affected. Our licenses and patents assigned to us may not continue in force for as long as we require for our research, development and testing of cancer treatments. It is possible that, if our licenses terminate or the underlying patents and intellectual property is challenged or defeated or the patents and intellectual property assigned to us is challenged or defeated, suitable replacements may not be obtained or developed on terms acceptable to us, if at all. There is also the related risk that we may not be able to make the required payments under any patent license or assignment agreement, in which case we may lose to ability to use one or more of the licensed or assigned patents.

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

Any infringement claim against us, even if without merit, may cause us to incur substantial costs, and would place a significant strain on our financial resources, divert the attention of management from our core business, and harm our reputation. In some cases, litigation may be threatened or brought by a patent holding company or other adverse patent owner who has no relevant product revenues and against whom our patents may provide little or no deterrence. If we are found to infringe any patents, we could be required to pay substantial damages, including triple damages if an infringement is found to be willful. We also could be required to pay royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. We may not be able to obtain a license enabling us to sell our products on reasonable terms, or at all. If we fail to obtain any required licenses or make any necessary changes to our technologies or the products, we may be unable to commercialize one or more of our products or may have to withdraw products from the market, all of which would have a material adverse effect on our business, financial condition and results of operations.

If the combination of patents, trade secrets and contractual provisions upon which we rely to protect our intellectual property is inadequate, our ability to commercialize our products successfully will be harmed.

Our success depends significantly on our ability to protect our proprietary rights to the technologies incorporated in our products. We currently have five issued U.S. patents and seven pending U.S. patent applications. We also have 26 issued foreign patents and have applied for nine additional international patents. Our issued patents begin to expire in 2019, with the last of these patents expiring in 2029, although terminal disclaimers, patent term extension or patent term adjustment can shorten or lengthen the patent term. We rely on a combination of patent protection, trade secret laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these may not adequately protect our rights or permit us to gain or keep any competitive advantage.

The issuance of a patent is not conclusive as to its scope, validity or enforceability. The scope, validity or enforceability of our issued patents can be challenged in litigation or proceedings before the U.S. Patent and Trademark Office or foreign patent offices where our applications are pending. The U.S. Patent and Trademark Office or foreign offices may deny or require significant narrowing of claims in our pending patent applications. Patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. Proceedings before the U.S. Patent and Trademark Office or foreign offices could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. The laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S., if at all. Some of our patents may expire before we receive FDA approval to market our products in the U.S. or we receive approval to market our products in a foreign country. Although we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier treatment technology, this protection may not be sufficient to protect us during the development of that technology.

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

In the event a competitor infringes upon any of our patents or other intellectual property rights, enforcing our rights may be difficult, time consuming and expensive, and would divert management’s attention from managing our business. We may not be successful on the merits in any enforcement effort. In addition, we may not have sufficient resources to litigate, enforce or defend our intellectual property rights.

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

Research into technologies similar to ours is proceeding at a rapid pace, and many private and public companies and research institutions are actively engaged in the development of products similar to ours. These new technologies may, if successfully developed, offer significant performance or price advantages when compared with our technologies. Our existing patents or our pending and proposed patent applications may not offer meaningful protection if a competitor develops a novel product based on a new technology.

If we are unable to protect our proprietary technology and preserve our trade secrets, we will increase our vulnerability to competitors which could materially adversely impact our ability to remain in business.

Our ability to successfully commercialize our products will depend on our ability to protect those products and our technology with domestic and foreign patents. We will also need to continue to preserve our trade secrets. The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. The patent positions of technology companies, including us, are uncertain and involve complex legal and factual issues. Our patents may not prevent other companies from developing similar products or products which produce benefits substantially the same as our products, and other companies may be issued patents that may prevent the sale of our products or require us to pay significant licensing fees in order to market our products.

From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties in order to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented. Our pending patent applications may not result in issued patents, patent protection may not be secured for any particular technology, and our issued patents may not be valid or enforceable or provide us with meaningful protection.

If we are required to engage in expensive and lengthy litigation to enforce our intellectual property rights, such litigation could be very costly and the results of such litigation may not be satisfactory.

Although we have entered into invention assignment agreements with our employees and with certain advisors, and we routinely enter into confidentiality agreements with our contract partners, if those employees, advisors or contract partners develop inventions or processes independently that may relate to products or technology under development by us, disputes may arise about the ownership of those inventions or processes. Time-consuming and costly litigation could be necessary to enforce and determine the scope of our rights under these agreements. In addition, we may be required to commence litigation to enforce such agreements if they are violated, and it is certainly possible that we will not have adequate remedies for breaches of our confidentiality agreements as monetary damages may not be sufficient to compensate us. We may be unable to fund the costs of any such litigation to a satisfactory conclusion, which could leave us without recourse to enforce contracts that protect our intellectual property rights.

Other companies may claim that our technology infringes on their intellectual property or proprietary rights and commence legal proceedings against us which could be time-consuming and expensive and could result in our being prohibited from developing, marketing, selling or distributing our products.

Because of the complex and difficult legal and factual questions that relate to patent positions in our industry, it is possible that our products or technology could be found to infringe upon the intellectual property or proprietary rights of others. Third parties may claim that our products or technology infringe on their patents, copyrights, trademarks or other proprietary rights and demand that we cease development or marketing of those products or technology or pay license fees. We may not be able to avoid costly patent infringement litigation, which will divert the attention of management away from the development of new products and the operation of our business. We may not prevail in any such litigation. If we are found to have infringed on a third-party’s intellectual property rights, we may be liable for money damages, encounter significant delays in bringing products to market or be precluded from manufacturing particular products or using particular technology.

Other parties may challenge certain of our foreign patent applications. If any such parties are successful in opposing our foreign patent applications, we may not gain the protection afforded by those patent applications in particular jurisdictions and may face additional proceedings with respect to similar patents in other jurisdictions, as well as related patents. The loss of patent protection in one jurisdiction may influence our ability to maintain patent protection for the same technology in other jurisdictions.

Risks Related to U.S. Government Contracts

We may not obtain additional U.S. Government contracts to further develop our technology.

We may not be successful in obtaining additional government grants or contracts. The process of obtaining government contracts is lengthy with the uncertainty that we will be successful in obtaining announced grants or contracts for therapeutics as a medical device technology. Accordingly, we may not be awarded any additional U.S. Government grants or contracts utilizing our Hemopurifier platform technology.

U.S. Government agencies have special contracting requirements, including a right to audit us which create additional risks; a negative audit would be detrimental to us.

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

As a U.S. Government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and would be subject to periodic audits and reviews. As part of any such audit or review, the U.S. Government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, if an audit or review uncovers any improper or illegal activity, we would possibly be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. Although we have not had any government audits and reviews to date, future audits and reviews could cause adverse effects. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of our research and development costs, and some marketing expenses, would possibly not be reimbursable or allowed under such contracts. Further, as a U.S. Government contractor, we would be subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities.

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

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, or Nasdaq, such as the minimum stockholders’ equity requirement or the minimum closing bid price requirement, Nasdaq may take steps to de-list our common stock. For example, in May 2019 we received a letter from Nasdaq indicating that Nasdaq has determined that we have failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share.  If we fail to regain and maintain compliance with this, or any other of the continued listing requirements of The Nasdaq Capital Market, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but any such action taken by us may not be successful.

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

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	failure to raise additional funds when needed;
•	failure to maintain our listing on Nasdaq;
•	results of operations or revenue in any quarter failing to meet the expectations, published or otherwise, of the investment community;
•	reduced investor confidence in equity markets;
•	speculation in the press or analyst community;
•	wide fluctuations in stock prices, particularly with respect to the stock prices for other medical device companies;
•	announcements of technological innovations by us or our competitors;
•	new products or the acquisition of significant customers by us or our competitors;
•	changes in interest rates;
•	changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors;
•	changes in recommendations or financial estimates by securities analysts who track our common stock or the stock of other medical device companies;
•	changes in management;
•	sales of common stock by directors and executive officers;
•	rumors or dissemination of false or misleading information, particularly through Internet chat rooms, instant messaging, and other rapid-dissemination methods;
•	conditions and trends in the medical device industry generally;
•	the announcement of acquisitions or other significant transactions by us or our competitors;
•	adoption of new accounting standards affecting our industry;
•	general market conditions;
•	domestic or international terrorism and other factors; and
•	the other factors described in this section.

Fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Although no such lawsuits are currently pending against us and we are not aware that any such lawsuit is threatened to be filed in the future, future lawsuits are possible as a result of fluctuations in the price of our common stock. Defending against any such suits could result in substantial cost and divert management’s attention and resources. In addition, any settlement or adverse determination of such lawsuits could subject us to significant liability.

If at any time our common stock is subject to the Securities and Exchange Commission’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time our common stock is not listed on a national securities exchange or we have net tangible assets of $2,000,000 or less, or we have an average revenue of less than $6,000,000 for the last three years, and our common stock has a market price per share of less than $5.00, transactions in our common stock will be subject to the Securities and Exchange Commission’s, or SEC’s, “penny stock” rules. If our common stock is subject to the “penny stock” rules promulgated under the Exchange Act, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks;
•	furnish the investor a disclosure document describing the risks of investing in penny stocks;
•	disclose to the investor the current market quotation, if any, for the penny stock;
•	disclose to the investor the amount of compensation the firm and its broker will receive for the trade; and
•	The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Trading in our common shares historically has been volatile and often has been thin, meaning that the number of persons interested in purchasing our common shares at or near trading prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or be sustained, and current trading levels may decrease.

The market price for our common stock is volatile; you may not be able to sell our common stock at or above the price you have paid for them, which may result in losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. During the 52-week period ended March 31, 2019, the high and low closing sale prices of a share of our common stock were $1.66 and $0.93, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, trading in our common shares often has been thin. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to our limited operating history, limited amount of cash and revenue, lack of profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

The following factors also may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology as a viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Our directors and officers own or control approximately 6.5% of our outstanding common shares which may limit your ability to propose new management or influence the overall direction of the business; this concentration of control may also discourage potential takeovers that could otherwise provide a premium to you.

As of June 27, 2019, our officers and directors beneficially owned or controlled approximately 6.5% of our outstanding common shares, assuming the exercise of all outstanding options, restricted stock units and warrants held by our officers and directors. These persons will have the ability to substantially influence all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

A large number of our common shares are issuable upon exercise of outstanding convertible securities which, if exercised or converted, would be dilutive to your holdings.

As of March 31, 2019, there were outstanding purchase options and warrants entitling the holders to purchase 6,031,545 common shares at a weighted average exercise price of $2.12 per share. Additionally, as of March 31, 2019, we had reserved 184,500 shares of common stock for issuance under our restricted stock unit equity compensation plans.

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

We are entitled under our articles of incorporation to issue up to 30,000,000 shares of common stock. We have reserved for issuance 6,566,766 of those shares of common stock for outstanding restricted stock units, options, warrants and convertible notes. As of March 31, 2019, we had issued and outstanding 19,004,253 shares of common stock. As a result, as of March 31, 2019 we had 4,428,981 common shares available for issuance to new investors or for use to satisfy indebtedness or pay service providers.

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

Subject to compliance with Nasdaq rules, our Board of Directors may generally issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors that our Board of Directors may deem relevant at that time. For the past four fiscal years, ending March 31, 2018, we issued a total of 1,102,741 shares of common stock to pay for debt to reduce our obligations. In the fiscal year ended March 31, 2018, we issued 120,922 shares of common stock to pay for debt to reduce our obligations.

Our officers and directors are entitled to indemnification from us for liabilities under our articles of incorporation, which could be costly to us and may discourage the exercise of stockholder rights.

Our articles of incorporation provide that we possess and may exercise all powers of indemnification of our officers, directors, employees, agents and other persons and our bylaws also require us to indemnify our officers and directors as permitted under the provisions of the Nevada Revised Statutes (“NRS”). We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and stockholders.

Our bylaws and Nevada law may discourage, delay or prevent a change of control of our company or changes in our management, would have the result of depressing the trading price of our common stock.

Certain anti-takeover provisions of Nevada law could have the effect of delaying or preventing a third-party from acquiring us, even if the acquisition arguably could benefit our stockholders.

Nevada’s “combinations with interested stockholders” statutes (NRS 78.411 through 78.444, inclusive) prohibit specified types of business “combinations” between certain Nevada corporations and any person deemed to be an “interested stockholder” for two years after such person first becomes an “interested stockholder” unless the corporation’s board of directors approves the combination (or the transaction by which such person becomes an “interested stockholder”) in advance, or unless the combination is approved by the board of directors and sixty percent of the corporation’s voting power not beneficially owned by the interested stockholder, its affiliates and associates. Further, in the absence of prior approval certain restrictions may apply even after such two year period. However, these statutes do not apply to any combination of a corporation and an interested stockholder after the expiration of four years after the person first became an interested stockholder. For purposes of these statutes, an “interested stockholder” is any person who is (1) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (2) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “combination” is sufficiently broad to cover most significant transactions between a corporation and an “interested stockholder.” A Nevada corporation may elect in its articles of incorporation not to be governed by these particular laws, but if such election is not made in the corporation’s original articles of incorporation, the amendment (1) must be approved by the affirmative vote of the holders of stock representing a majority of the outstanding voting power of the corporation not beneficially owned by interested stockholders or their affiliates and associates, and (2) is not effective until 18 months after the vote approving the amendment and does not apply to any combination with a person who first became an interested stockholder on or before the effective date of the amendment. We did not make such an election in our original articles of incorporation and have not amended our articles of incorporation to so elect.

Nevada’s “acquisition of controlling interest” statutes (NRS 78.378 through 78.3793, inclusive) contain provisions governing the acquisition of a controlling interest in certain Nevada corporations. These “control share” laws provide generally that any person that acquires a “controlling interest” in certain Nevada corporations may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. These laws would apply to us if we were to have 200 or more stockholders of record (at least 100 of whom have addresses in Nevada appearing on our stock ledger) and do business in the State of Nevada directly or through an affiliated corporation, unless our articles of incorporation or bylaws in effect on the tenth day after the acquisition of a controlling interest provide otherwise. These laws provide that a person acquires a “controlling interest” whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the NRS, would enable that person to exercise (1) one fifth or more, but less than one third, (2) one third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. Once an acquirer crosses one of these thresholds, shares which it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest become “control shares” to which the voting restrictions described above apply. These laws may have a chilling effect on certain transactions if our articles of incorporation or bylaws are not amended to provide that these provisions do not apply to us or to an acquisition of a controlling interest, or if our disinterested stockholders do not confer voting rights in the control shares.

Various provisions of our bylaws may delay, defer or prevent a tender offer or takeover attempt of us that a stockholder might consider in his or her best interest. Our bylaws may be adopted, amended or repealed by the affirmative vote of the holders of at least a majority of our outstanding shares of capital stock entitled to vote for the election of directors, and except as provided by Nevada law, our Board of Directors shall have the power to adopt, amend or repeal the bylaws by a vote of not less than a majority of our directors. The interests of these stockholders and directors may not be consistent with your interests, and they may make changes to the bylaws that are not in line with your concerns.

Nevada law also provides that directors may resist a change or potential change in control if the directors determine that the change is opposed to, or not in the best interests of, the corporation. The existence of the foregoing provisions and other potential anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq Capital Market under the trading symbol “AEMD.” Trading in our common stock historically has been volatile and often has been thin. On July 7, 2015, The Nasdaq Stock Market LLC approved our application for listing our common stock on the Nasdaq Capital Market under the symbol “AEMD,” and we commenced trading on the Nasdaq Capital Market on July 13, 2015. Previously, our common stock was quoted on the OTCQB Marketplace under the trading symbol “AEMD.”

The following table sets forth for the calendar periods indicated the quarterly high and low closing or bid, as applicable, prices for our common stock as reported by the Nasdaq Capital Market and/or the OTCQB Marketplace. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

	CLOSING/BID PRICE
PERIOD	HIGH	LOW

Calendar 2019:
First Quarter	$1.58	$0.94

Calendar 2018:
Fourth Quarter	$1.66	$1.01
Third Quarter	1.34	0.93
Second Quarter	1.45	1.20
First Quarter	1.90	1.13

Calendar 2017:
Fourth Quarter	$1.45	$0.80
Third Quarter	2.70	1.14
Second Quarter	3.03	1.60
First Quarter	4.75	3.19

There were approximately 86 record holders of our common stock at June 24, 2019. The number of registered stockholders includes any beneficial owners of common shares held in street name.

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

Recent Sales of Unregistered Securities

We have sold or issued the following equity securities not registered under the Securities Act of 1933, or Securities Act, in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Regulation D of the Securities Act during the fiscal year ended March 31, 2019 and subsequent thereto through the date of filing this report. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

Aethlon Medical, Inc. Equity Transactions in the Fiscal Year Ended March 31, 2019.

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

In the fiscal year ended March 31, 2019, we raised aggregate net proceeds of $1,048,371 (net of $32,471 in commissions to H.C. Wainwright and $5,447 in other offering expenses) under this Agreement through the sale of 773,221 shares at an average price of $1.36 per share of net proceeds.

Warrant Exercises

In the fiscal year ended March 31, 2019, investors that participated in our October 2017 public offering exercised 283,300 warrants for aggregate cash proceeds to us of $311,630 before expenses.

Restricted Shares Issued for Services

During the fiscal year ended March 31, 2019, we issued 15,000 shares of restricted common stock at a price of $1.29 per share, the market price at time of issuance, in payment for investor relations consulting services. The aggregate value of this share issuance was $19,350.

Stock Option Issuances

During the fiscal year ended March 31, 2019, we issued an option to our new Chief Executive Officer (“CEO”) to purchase 552,625 shares of common stock at a price of $1.25 per share, the closing price on the date of the option grant.

Restricted Stock Unit Grants to Directors and Executive Officers

On August 9, 2016, our Board of Directors established a restricted stock unit program as a tool to provide stock-based compensation to our officers and directors. The RSUs represent the right to be issued on a future date shares of our common stock for vested RSUs.

During the fiscal year ended March 31, 2019, 207,471 vested RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 112,260 of the RSUs were cancelled and we issued a net 95,211 shares to our executives.

During the fiscal year ended March 31, 2019, 145,481 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As four of our five independent directors elected to return 40% of their RSUs in exchange for cash in order to pay their withholding taxes on the share issuances, 47,471 of the RSUs were cancelled and we paid $54,278 in cash to those independent directors.

EQUITY COMPENSATION PLANS

SUMMARY EQUITY COMPENSATION PLAN DATA

Equity Compensation Plans

Summary equity compensation plan data

The following table sets forth information, as of March 31, 2019, about our equity compensation plans in effect as of that date:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (3)(4)(5)	672,202	$1.27	1,711,050

Equity compensation plans not approved by security holders (1)	214,470	$11.70	9,800

Totals	886,672	$3.79	1,720,850

_____________

(1) The description of the material terms of non-plan issuances of equity instruments is discussed in Note 5 to the accompanying consolidated financial statements.

(2) Net of equity instruments forfeited, exercised or expired.

(3) Includes restricted stock unit grants to our officers and directors during the fiscal year ended March 31, 2019.

(4) On March 31, 2019 we had 1,711,050 shares available under our 2010 Stock Incentive Plan.

(5) On March 28, 2016 the stockholders approved an increase of 3,000,000 shares of common stock authorized for issuance under the 2010 Stock Incentive Plan.

2010 Stock Incentive Plan

In August 2010, we adopted the 2010 Stock Incentive Plan, to provide incentives to attract, retain and motivate employees, directors and consultants, whose present and potential contributions are important to our success, by offering them an opportunity to participate in our future performance through awards of options, the right to purchase common stock, stock bonuses and stock appreciation rights and other awards. We initially authorized a total of 70,000 common shares for issuance under the 2010 Stock Incentive Plan.

On January 26, 2016, our Board of Directors approved an amendment to the 2010 Stock Incentive Plan to increase the total number of shares of common stock authorized for issuance under the plan to 3,170,000 shares, subject to amendment of our Articles of Incorporation to increase our authorized common stock. On March 29, 2016, at which our stockholders approved the Amended 2010 Stock Incentive Plan and an amendment of our Articles of Incorporation to increase our authorized common stock to 30,000,000 shares. On March 31, 2016, we filed a Certificate of Amendment to our Articles of Incorporation to effect the increase in our authorized common stock. As a result of such amendment, the Amended 2010 Stock Incentive Plan became effective on March 31, 2016. At March 31, 2019, we had 1,711,050 shares available for issuance under this plan.

2012 Directors Compensation Program

In July 2012, our Board of Directors approved a board compensation program that modified and superseded the Company’s 2005 Directors Compensation Program (the “Non-Employee Director Plan”), which was previously in effect for our non-employee Directors. Under the Non-Employee Director Plan, an eligible director will receive initial and annual equity grants and cash compensation.

In June 2014 and August 2016, our Board of Directors approved further amendments to the Non-Employee Director Plan. Under this modified program, a new eligible director will receive an initial grant of $50,000 worth of RSUs or, at the discretion of our Board of Directors, options to acquire shares of common stock. RSUs granted under this provision will be valued based on the average of the closing prices of the common stock for the five trading days preceding and including the date of grant and will vest at a rate determined by our Board of Directors in its discretion, typically over one year, partially on the date of grant and in equal quarterly installments thereafter. Options granted under this plan will have an exercise price equal to the fair market value on the date of grant. Such options will have a term of ten years and will vest at a rate determined by our Board of Directors in its discretion.

In addition, under the Non-Employee Director Plan, at the beginning of each fiscal year, each existing director eligible to participate will receive a grant of $35,000 worth of RSUs or, at the discretion of our Board of Directors, options to acquire shares of common stock. RSUs granted under this provision will be valued based on the average of the closing prices of the common stock for the five trading days preceding and including the first day of the fiscal year (or preceding and including the date of grant, if such grant is not made on the first day of the fiscal year) and will vest at a rate determined by our Board of Directors in its discretion, typically in equal quarterly installments over one year. Options granted under this plan will have an exercise price equal to the Fair Market value on the date of grant. Such options will have a term of ten years and will vest at a rate determined by our Board of Directors in its discretion.

Stand-alone grants

From time to time our Board of Directors grants common stock or common share purchase options or warrants to selected directors, officers, employees and consultants as equity compensation to such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated. There were no stock option grants on a stand-alone basis to either employees or directors during the fiscal years ended March 31, 2019 and March 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company, we are not required to furnish information under this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

Overview

Aethlon Medical, Inc., and its subsidiary, is a medical technology company focused on addressing unmet needs in global health and biodefense. The Aethlon Hemopurifier® is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier depletes the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The U.S. Food and Drug Administration (FDA) has designated the Hemopurifier as a “Breakthrough Device” related to the following two indications:

•	the treatment of life-threatening viruses that are not addressed with approved therapies; and
•	the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes have been shown to participate in the development or severity of the disease.

We believe the Hemopurifier can be a substantial advance in the treatment of patients with advanced and metastatic cancer through the clearance of exosomes that promote the growth and spread of tumors through multiple mechanisms. We are currently preparing for the initiation of clinical trials in patients with advanced and metastatic cancers. We are initially focused on the treatment of solid tumors, including head and neck cancer, gastrointestinal cancers and other cancers. We are in active communication with FDA in preparation for the initiation of an early clinical trial in one of these areas.

In addition, we believe the Hemopurifier can be part of the treatment of life-threatening viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been administered to individuals infected with HIV, hepatitis-C, and Ebola. Additionally, the Hemopurifier has been validated to capture Zika virus, Lassa virus, MERS-CoV, cytomegalovirus, Epstein-Barr virus, Herpes simplex virus, Chikungunya virus, Dengue virus, West Nile virus, smallpox-related viruses, H1N1 swine flu virus, H5N1 bird flu virus, and the reconstructed Spanish flu virus of 1918. In several cases, these validations were conducted in collaboration with leading government or non-government research institutes. Domestically, we are focused on the clinical advancement of the Hemopurifier through an investigational device exemption (“IDE”) approved by the FDA. We recently concluded a feasibility study to demonstrate the safety of our device in health-compromised individuals infected with a viral pathogen.

We are also the majority owner of Exosome Sciences, Inc. (ESI), a company focused on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases. Included among ESI’s endeavors is the advancement of a TauSomeTM biomarker candidate to diagnose chronic traumatic encephalopathy (CTE) in the living. ESI previously documented TauSome levels in former NFL players to be nine times higher than same age-group control subjects. We consolidate ESI’s activities in our consolidated financial statements.

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

Fiscal Years Ended March 31, 2019 and 2018

Results of Operations

Revenues

We recorded government contract revenue in the fiscal years ended March 31, 2019 and 2018.  This revenue arose from work performed under our two government contracts with the NIH as follows:

	Fiscal Year Ended 3/31/19	Fiscal year Ended 3/31/18	Change in Dollars
Melanoma Cancer Contract	$149,625	$149,625	$–
Breast Cancer Grant	80,000	–	80,000
Total Government Contract and Grant Revenue	$229,625	$149,625	$80,000

We have entered into the following two contracts/grants with the National Cancer Institute (NCI), part of the NIH over the past two years:

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

During the fiscal year ended March 31, 2019, we recognized $80,000 in government contract revenue under this grant as a result of the work involved in completing one of the three technical objectives of the contract (Aim 1. “To evaluate Hemopurifier-mediated capture of breast cancer exosomes”).

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

In the fiscal year ended March 31, 2019, we performed work under the contract covering the remainder of the technical objectives of the contract (Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma, and Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes, and Aim 3: To evaluate the functional integrity of melanoma exosomes purified by the Hemopurifier and immunocapture isolation steps). As a result we invoiced NIH for $149,625 during the fiscal year ended March 31, 2019. The Melanoma Cancer Contract is now completed.

Operating Costs and Expenses

Consolidated operating expenses were $6,228,642 for the fiscal year ended March 31, 2019 compared to $4,980,741 for the fiscal year ended March 31, 2018, an increase of $1,247,901. The $1,247,901 increase was due to increases in professional fees of $638,844, in payroll and related expenses of $448,179 and in general and administrative expense of $160,878.

The $638,844 increase in our professional fees was primarily arose from increases of $195,160 in scientific consulting fees, $177,744 in legal fees, and $134,900 in directors’ fees.

The $448,179 increase in payroll and related expenses was primarily due to a $472,639 accrual for the separation payments over calendar 2019 for our former CEO and President. Our stock-based compensation increased by $58,232 due to the vesting of restricted stock units granted during the fiscal year and to vesting of the stock option grant awarded to our new CEO.

The $160,878 increase in general and administrative expenses primarily arose from increases of $80,647 in our insurance expenses, $59,126 in our clinical trial expenses, $49,759 in laboratory supplies, and $32,760 in our rent expense.

Other Expense

In the fiscal year ended March 31, 2019, we recognized other expenses of $220,487 compared to $868,721 of other expense in the fiscal year ended March 31, 2018. The following table breaks out the various components of our other expense over the fiscal years ended March 31, 2019 and 2018:

	Components of Other Expense in Fiscal Year Ended
	March 31, 2019	March 31, 2018	Change

Loss on debt extinguishment	$–	$376,909	$(376,909)

Loss on share for warrant exchanges	–	130,215	(130,215)

Interest and other debt expenses	220,487	361,597	(141,110)

Total other expense	$220,487	$868,721	$(648,234)

Loss on Debt Extinguishment

Our loss on debt extinguishment for the fiscal year ended March 31, 2018 arose from a $376,909 loss associated with the June 2017 amendments to our convertible notes - see below for additional information. There was no comparable loss for the fiscal year ended March 31, 2019.

June 2017 Amendments – The $376,909 loss on debt extinguishment in the fiscal year ended March 31, 218 arose from an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares in exchange for the cancellation of 77,125 warrants held by those investors (see Loss on Share for Warrant Exchanges below). Additionally, we agreed with those investors that they would extend the expiration dates of the convertible notes held by those investors from July 1, 2018 to July 1, 2019 in exchange for the reduction of the conversion price of those notes from $4.00 per share to $3.00 per share. The modification of the notes was evaluated under FASB Accounting Standards Codification (“ASC”) Topic No. 470-50-40, “Debt Modification and Extinguishments”. Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting.

This modification of the notes was also evaluated under ASC Topic No. 470-50-40, “Debt Modification and Extinguishments”. Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting.

Loss on Share for Warrant Exchanges

During the fiscal year ended March 31, 2018, we agreed with two individual investors to exchange 11,497 restricted shares for the cancellation of 22,993 warrants and we entered into an Exchange Agreement with two institutional investors under which we issued 57,844 restricted shares in exchange for the cancellation of 77,125 warrants held by those investors. Additionally, we entered into an agreement with a former placement agent to issue 5,500 restricted shares in exchange for the cancellation of 11,000 warrants held by that placement agent. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded losses for each of those exchanges based on the changes in fair value between the instruments exchanged. There was no comparable loss for the fiscal year ended March 31, 2019.

Interest and other debt expenses

Our interest and other debt expense decreased by $141,110 from the fiscal year ended March 31, 2018 to the fiscal year ended March 31, 2019. The following table breaks out the various components of our interest expense over the fiscal years ended March 31, 2019 and 2018:

	Components of Interest Expense and Other Debt Expenses in Fiscal Year Ended
	March 31, 2019	March 31, 2018	Change

Interest expense and financing charges	$99,339	$115,934	$(16,595)

Amortization of note discounts	121,148	245,663	(124,515)

Total interest and other debt expenses	$220,487	$361,597	$(141,110)

As noted in the above table, the factors in the $141,110 overall decrease in interest and other debt expenses were a $124,515 decrease in the amortization of note discounts and a $16,595 decrease in interest expense.

As a result of the above factors, our net loss before noncontrolling interests increased from $5,699,837 for the fiscal year ended March 31, 2018 to $6,219,503 for the fiscal year ended March 31, 2019.

Liquidity and Capital Resources

At March 31, 2019, we had a cash balance of $3,828,074 and working capital of $2,214,230. This compares to a cash balance of $6,974,070 and working capital of $6,752,293 at March 31, 2018. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern. In addition, we will need to raise capital to complete anticipated future human clinical trials in the U.S. We anticipate the primary sources of this additional financing will be from proceeds of our at-the-market offering program, debt financing and other forms of equity placements.

Our primary sources of capital during the fiscal year ended March 31, 2019 were the Common Stock Sales Agreement with H.C. Wainwright and exercises of certain of the warrants from the October 2017 public offering for cash. The cash raised from those activities is noted below:

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

In the fiscal year ended March 31, 2019, we raised aggregate net proceeds of $1,048,371 (net of $32,471 in commissions to H.C. Wainwright and $5,447 in other offering expenses) under this Agreement through the sale of 773,221 shares at an average price of $1.36 per share of net proceeds. As of the date of the filing of this Form 10-K, we had approximately $5.0 million available under this Agreement.

October 2017 Public Offering

On October 4, 2017, we consummated a public offering of 5,454,546 shares of common stock and warrants to purchase 5,454,546 shares of common stock, for total gross proceeds of $6.0 million. The offering was priced at $1.10 per unit with each unit comprised of one share of common stock and one common stock purchase warrant. Neither the warrants nor the units are listed on an exchange and therefore do not trade. The warrants carry a five-year term with an exercise price of $1.10 per share. The net proceeds of the offering were $5,289,735. H.C. Wainwright acted as exclusive placement agent for the offering.

Warrant Exercises

In fiscal year ended March 31, 2019, investors that participated in the October 2017 public offering exercised 283,300 warrants for aggregate cash proceeds to us of $311,630 before expenses.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the year ended
	March 31, 2019	March 31, 2018
Cash (used in) provided by:
Operating activities	$(4,293)	$(3,911)
Investing activities	–	(25)
Financing activities	1,147	9,350
Net (decrease) increase in cash	$(3,146)	$5,414

Net Cash Used in Operating Activities

We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $4,293,000 in fiscal 2019 compared to net cash used in operating activities of approximately $3,911,000 in fiscal 2018, an increase of approximately $382,000.

Net Cash Used in Investing Activities

During the fiscal year ended March 31, 2019, we did not purchase any equipment while in the fiscal year ended March 31, 2018, we purchased approximately $25,000 of equipment.

Net Cash from Financing Activities

Net cash generated from financing activities decreased from approximately $9,350,000 in the fiscal year ended March 31, 2018 to approximately $1,147,000 in the fiscal year ended March 31, 2019. In fiscal 2018, we raised approximately $9,629,000 from the issuance of common stock. That source of cash from our financing activities was partially offset by the use of approximately $279,000 to pay for the tax withholding on restricted stock units.

In fiscal 2019, we raised approximately $1,341,000 from the issuance of common stock. That source of cash from our financing activities was partially offset by the use of approximately $194,000 to pay for the tax withholding on restricted stock units.

Recent Events

NCI Breast Cancer Grant – In May 2019, we invoiced NCI for $30,000 the Breast Cancer Grant and received that $30,000 amount.

Restricted Stock Unit (“RSU”) Issuances – In April 2019, 46,125 RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSUs in exchange for the Company paying the related withholding taxes on the share issuance, 34,174 of the RSUs were cancelled, and we issued a net 21,701 shares to our executives.

In June 2019, 46,053 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As four of our five independent directors elected to return 40% of their RSUs in exchange for cash in order to pay their withholding taxes on the share issuances, 14,737 of the RSUs were cancelled and we paid $5,453 in cash to those independent directors.

RSU Grants – In April 2019, per the amended 2012 Directors Compensation Program (the “Program”) we issued 36,842 RSUs to each of our five independent directors for an aggregate grant of 184,210 RSUs. Those RSU grants reflected the annual $35,000 in stock-based compensation element of the Program. The fair value of the grants were based on the closing price of our common stock on the day prior to the grant date, which was $0.95.

Sales Under ATM Facility – Subsequent to March 31, 2019, we sold 46,300 shares of our common stock under our Common Stock Sales Agreement with H.C. Wainwright and from those sales raised net proceeds of $36,622 (after deducting $1,141 in commissions to H.C. Wainwright and $266 in other offering expenses), at an average price of $0.79 per share of net proceeds.

Convertible Notes – In May 2019, we executed an agreement with the holders of the outstanding Convertible Notes to reduce the conversion price on the Convertible Notes to $0.68 per share. Also in May 2019, we made a partial principal payment of $100,000 in aggregate on the outstanding Convertible Notes. As the Convertible Notes are due on July 1, 2019, we plan to either repay the Convertible Notes with cash or to satisfy some or all of the indebtedness through share conversions.

Strategic Cross-License Agreement – On June 30, 2019, we entered into a strategic joint cross-licensing agreement with SeaStar Medical, Inc. (“SeaStar”) to jointly develop our and SeaStar’s respective combined medical devices to address the care and management of critically ill patients.

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

Revenue Recognition

With respect to revenue recognition, we entered into two government contracts with NCI and have recognized revenue during the fiscal years ended March 31, 2019 and 2018 of $229,625 and $149,625, respectively, under such contracts. We adopted the Milestone method of revenue recognition under Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 605-28 “Revenue Recognition – Milestone Method” and we believe we meet the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method for the fiscal years ended March 31, 2019 and 2018. As the government contracts are not within the scope of ASC Topic 606, the Company has elected to continue to account for the revenues related to these agreements under the milestone method legacy revenue guidance of ASC 605-28.

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

Beneficial Conversion Feature of Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” of which we measure the estimated fair value in circumstances in which the conversion feature is not required to be separated from the host instrument and accounted for separately, and record that value in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes.

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

Instruments classified as derivative liabilities are remeasured each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations in other expense (income). We had no derivative instruments at March 31, 2019 and at March 31, 2018.

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

The following table shows the changes to the principal balance of the November 2014 10% Convertible Notes:

Activity in the November 2014 10% Convertible Notes
Initial principal balance	$527,780
Increase in principal balance under the second amendment (see above)	165,031
Conversions during the fiscal year ended March 31, 2017	(80,000)
Balance as of March 31, 2018 and March 31, 2019	$612,811

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

The following table shows the changes to the principal balance of the December 2016 10% Convertible Notes:

Activity in the December 2016 10% Convertible Notes
Initial principal balance	$680,400
Conversions during the fiscal year ended March 31, 2018	(300,620)
Balance as of March 31, 2018 and March 31, 2019	$379,780

Aethlon Medical, Inc. Equity Transactions in the Fiscal Year Ended March 31, 2019.

Common Stock Sales Agreement with H.C. Wainwright

On June 28, 2016, we entered into a Common Stock Sales Agreement (the “Agreement”) with H.C. Wainwright which establishes an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the Agreement. The Agreement provides for the sale of shares of our common stock having an aggregate offering price of up to $12,500,000 (the “Shares”).

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

In the fiscal year ended March 31, 2019, we raised aggregate net proceeds of $1,048,371 (net of $32,471 in commissions to H.C. Wainwright and $5,447 in other offering expenses) under this Agreement through the sale of 773,221 shares at an average price of $1.36 per share of net proceeds.

Warrant Exercises

In the fiscal year ended March 31, 2019, investors that participated in our October 2017 public offering exercised 283,300 warrants for aggregate cash proceeds to us of $311,630 before expenses.

Restricted Shares Issued for Services

During the fiscal year ended March 31, 2019, we issued 15,000 shares of restricted common stock at a price of $1.29 per share, the market price at time of issuance, in payment for investor relations consulting services. The aggregate value of this share issuance was $19,350.

Stock Option Issuances

During the fiscal year ended March 31, 2019, we issued an option to our new CEO to purchase 552,625 shares of common stock at a price of $1.25 per share, the closing price on the date of the option grant.

Restricted Stock Unit Grants to Directors and Executive Officers

On August 9, 2016, our Board of Directors established a restricted stock unit program as a tool to provide stock-based compensation to our officers and directors. The RSUs represent the right to be issued on a future date shares of our common stock for vested RSUs.

During the fiscal year ended March 31, 2019, 207,471 vested RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 112,260 of the RSUs were cancelled and we issued a net 95,211 shares to our executives.

During the fiscal year ended March 31, 2019, 145,481 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As four of our five independent directors elected to return 40% of their RSUs in exchange for cash in order to pay their withholding taxes on the share issuances, 47,471 of the RSUs were cancelled and we paid $54,278 in cash to those independent directors.

Securities Issued for Debt

Historically, we have issued securities for debt to reduce our obligations to avoid using our cash resources. In the fiscal year ended March 31, 2018 we issued 120,922 unregistered common shares for repayment in full of notes, including accrued interest, in the aggregate amount of $362,763. In the fiscal year ended March 31, 2019 we did not issue any securities for debt.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed, in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of March 31, 2019.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the last fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We have no disclosure applicable to this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% beneficial owners are required by Securities and Exchange Commission regulation to furnish our Company with copies of all Section 16(a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2018, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with, except as follows: One report on Form 4 covering two transaction was not filed by Mr. Frakes to report the vesting and the withholding of shares for payment of taxes upon vesting of RSU’s that were previously reported on Form 4. The transactions will be reported on Form 5. One report on her initial Form 3 was filed late and two reports on Form 4 were not filed by Ms. Johnson, covering two transactions each, which were required to report the vesting of RSU’s previously reported on Form 4, and the related sale of shares to the Company for tax payments payable by Ms. Johnson upon the vesting of a portion of those shares. These will be reported on Form 5. One report on his initial Form 3 was filed late and three reports on Form 4 were not filed by Dr. Fisher, covering two transactions each, which were required to report the vesting of RSU’s previously reported incorrectly on Form 3, and the related sale of shares to the Company for tax payments payable by Dr. Fisher upon the vesting of a portion of those shares. These will be reported on Form 5. Two reports on Form 4 were not filed by Mr. Broenniman, covering two transactions each, which were required to report the vesting of RSU’s previously reported on Form 4, and the related sale of shares to the Company for tax payments payable by Mr. Broenniman upon the vesting of a portion of those shares. These will be reported on Form 5. Two reports on Form 4 were not filed by Dr. Shah, covering two transactions each, which were required to report the vesting of RSU’s previously reported on Form 4, and the related sale of shares to the Company for tax payments payable by Dr. Shah upon the vesting of a portion of those shares. These will be reported on Form 5.

DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and positions of our directors and executive officers as of June 27, 2019 are listed below:

NAMES	TITLE OR POSITION (1)	AGE
Timothy C. Rodell, MD, FCCP (2)	Interim Chief Executive Officer and Director	68

Charles J. Fisher, Jr.	Chairman and Director	72

James B. Frakes	Chief Financial Officer, Senior Vice President – Finance and Secretary	62

Sabrina Martucci Johnson	Director	53

Edward G. Broenniman	Director	82

Chetan S. Shah, MD	Director	50
Guy F. Cipriani (3)	Director	49

_______________

(1) Our Board of Directors has determined that Messrs. Broenniman and Cipriani, Drs. Fisher and Shah and Ms. Johnson meet the requirements to be determined as “independent directors” for all purposes, including Compensation Committee and Audit Committee purposes, under the Nasdaq rules and for federal securities law purposes. Dr. Rodell is not independent as he also functions as an executive officer.

(2) Effective December 10, 2018, Dr. Rodell was appointed as our Interim Chief Executive Officer and as a member of our Board of Directors.

(3) Mr. Cipriani was appointed to our Board of Directors on June 19, 2018.

Certain additional information concerning the individuals named above is set forth below. This information is based on information furnished us by each individual noted.

Timothy C. Rodell, M.D., FCCP, Interim Chief Executive Officer and Director

Dr. Rodell joined Aethlon Medical, Inc. as Interim Executive Officer and Director in December 2018. Prior to joining our Company, Dr. Rodell served as President, Chief Executive Officer and a Director of GlobeImmune, Inc., a public company developing immunotherapeutics for cancer, hepatitis and other viral diseases, from April 2002 to November 2016, and as a Director and consultant to GlobeImmune, Inc. from November 2016 to present. Dr. Rodell has been a managing partner at SMG, Inc., a company that provides pharmaceutical product evaluation and development, clinical and regulatory strategy, and evaluation of technology services for financial institutions, from 1999 to present. From 1999 to February 2002, Dr. Rodell was President, Chief Executive Officer and a Director of RxKinetix, Inc., a private drug delivery company. Previously Dr. Rodell held senior management positions at OXIS International, Inc. and Cortech, Inc. Dr. Rodell holds an M.D. from the University of North Carolina, Chapel Hill and is board certified in Internal Medicine and Pulmonary Medicine.

Charles J. Fisher, Jr., M.D., Chairman and Director

Dr. Fisher became a Director of Aethlon Medical, Inc. in November 2017 and was appointed as our Chairman on November 27, 2017. Dr. Fisher has been Executive Chairman of Seastar Medical, Inc., a biotechnology company, since 2013 and Chief Executive Officer of Margaux Biologics, Inc. since 2010. Prior to founding Margaux Biologics, he was Chief Medical Officer and Executive Vice President of Cardiome Pharma Corp. from 2005 to 2010, where he led the team that invented, developed, registered vernakalant, a novel, first in class, multi-ion channel drug for atrial fibrillation, Brinavess. Dr. Fisher served as Head, Section of Critical Care Medicine at The Cleveland Clinic Foundation, and has held Professor, Division Chief and Director positions at the University of California at Davis Medical Center, Case Western Reserve University and The Cleveland Clinic Foundation. His research in sepsis, inflammation, host defense and endothelial dysfunction led to his recruitment to Eli Lilly & Co., where he led the Xigris (activated Protein C) Global Product Team and successfully registered the first drug approved for the treatment of sepsis. Previously, he was Vice President for Global Pharmaceutical Development at Abbott Laboratories where, among other accomplishments, he guided the registration of Humira. Additionally, Fisher is a multi-tour combat veteran, with extensive military experience in Special Operations. He has served as a member of the Defense Science Research Council and on DARPA panels, including one focused on universal host defense.

James B. Frakes, Chief Financial Officer and Senior Vice President – Finance

Mr. Frakes joined Aethlon Medical, Inc. in January 2008 and brought sixteen consecutive years of financial experience with publicly traded companies, as well as specific knowledge and experience in equity and debt transactions, acquisitions, public reporting and Sarbanes-Oxley Section 404 internal control requirements. Mr. Frakes also serves as the Chief Financial Officer of Exosome Sciences, Inc., our majority-owned subsidiary. He previously served as the Chief Financial Officer for Left Behind Games Inc., a start-up video game company. Prior to 2006, he served as Chief Financial Officer of NTN Buzztime, Inc., an interactive entertainment company. Mr. Frakes received an MBA from the University of Southern California and completed his BA with Honors at Stanford University.

Sabrina Martucci Johnson, Director

Ms. Johnson became a Director of Aethlon Medical, Inc. in January 2018. Ms. Johnson founded Daré Bioscience, Inc., a biopharmaceutical company dedicated to advancement of innovative products for women’s reproductive health, in 2015 and has served as its President, Chief Executive Officer and a member of its Board of Directors since its inception. Prior to founding Daré, Ms. Johnson was President of WomanCare Global Trading, a specialty pharmaceutical company in female reproductive healthcare with commercial product distribution in over 100 countries, from October of 2014 to May of 2015. Before serving as President of WomanCare Global Trading, Ms. Johnson provided financial consulting services to the WomanCare Global family of companies, including the for-profit Trading division as well as the United Kingdom-based non-profit division, from November of 2012 to July of 2013, when she joined full time as WomanCare’s Chief Financial Officer and Chief Operating Officer until becoming President of the Trading division. Ms. Johnson currently serves on the YWCA of San Diego County Board of Directors, Athena San Diego Board of Directors, BIOCOM Board of Directors, Clearity Foundation Board of Directors, Tulane University School of Science & Engineering Board of Advisors, and Project Concern International Audit Committee. She holds an MIM from the American Graduate School of International Management (Thunderbird) with honors, a MSc. in Biochemical Engineering from the University of London, University College London, and a BSc. in Biomedical Engineering from Tulane University, where she graduated magna cum laude.

Edward G. Broenniman, Director

Mr. Broenniman became a director of Aethlon Medical, Inc. in March 1999. He has been the Managing Director of The Piedmont Group, LLC, a venture advisory firm, since 1978. Mr. Broenniman recently served on the Board of Directors of publicly traded QuesTech (acquired by CACI International), and currently serves on the Boards of two privately held firms. He serves on the Boards of the nonprofit entities, the Dingman Center for Entrepreneurship’s Board of Advisors at the University of Maryland, the National Association of Corporate Directors, National Capital Chapter (Founder, Chair from 2003 to 2005 and Director from 2001 to 2014) and the Board of the Association for Corporate Growth, National Capital Chapter. Mr. Broenniman received his MBA from Stanford Graduate School of Business and his BA from Yale University.

Chetan S. Shah, MD, Director

Dr. Shah became a Director of Aethlon Medical, Inc. in June 2013. Dr. Shah is a board certified Otolaryngologist. He is an Advisory Board Member at The Bank of Princeton, and a partner and Board member of the Surgery Center at Hamilton, as well as Physician Management Systems and Princeton Eye & Ear, which he founded in 2009. Dr. Shah serves on the Board of two other private companies. He holds teaching positions and serves on multiple hospital committees in the area and is on the Audiology and Speech Language Pathology Committee for the State of New Jersey. Dr. Shah also was a member of the Board of Medical Examiners for the State of New Jersey. Dr. Shah received his Bachelor’s degree and Medical Degree from Rutgers University and Robert Wood Johnson Medical School.

Guy F. Cipriani, Director

Mr. Cipriani became a Director of Aethlon Medical, Inc. in June 2018. Since July 2017, Mr. Cipriani has served as Chief Business Officer at Microbion Corporation, a company focused on the development of a new class of antibiotic therapies for difficult to treat and resistant infections. From July 2012 to July 2017, he served as Vice President of Business Development at Cascadian Therapeutics and prior to that role, Mr. Cipriani served as Vice President of Business Development at Cardiome Pharma Corp. Prior to Cardiome, Mr. Cipriani served as Senior Director of Business Development for TransForm Pharmaceuticals, Inc. Mr. Cipriani began his pharmaceutical industry career at Eli Lilly & Company as a member of their Corporate Business Development team where he completed multiple in-licensing and out-licensing transactions for commercial, clinical and preclinical state assets. Mr. Cipriani holds a B.S.E.E., High Honors from Rochester Institute of Technology and an MBA from the Kellogg Graduate School of Management at Northwestern University.

Board of Directors

Our Board of Directors has the responsibility for establishing broad corporate policies and for overseeing our overall performance. Members of our Board of Directors are kept informed of our business activities through discussions with the Chief Executive Officer, President and other officers, by reviewing analyses and reports sent to them, and by participating in Board and committee meetings. Dr. Fisher serves as Chairman of our Board and Dr. Rodell as our Interim Chief Executive Officer, and we have not designated a lead independent director. We believe that having the offices of Chairman of our Board and Chief Executive Officer held by two different people is appropriate for a company of our size and stage of development in order to maximize efficiencies of our limited available personnel resources. Our bylaws provide that each of the directors serves for a term that extends to our next annual meeting of stockholders. Our Board of Directors presently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, on each of which Drs. Fisher and Shah, Mr. Broenniman and Ms. Johnson serve as independent directors. Mr. Broenniman is Chairman of the Audit Committee, Dr. Shah is Chairman of the Compensation Committee and Mr. Broenniman is Chairman of the Nominating and Corporate Governance Committee.

2012 DIRECTORS COMPENSATION PROGRAM

In July 2012, our Board of Directors approved a board compensation program that modified and superseded the Company’s 2005 Directors Compensation Program (the “Non-Employee Director Plan”), which was previously in effect for our non-employee Directors. Under the Non-Employee Director Plan, an eligible director will receive initial and annual equity grants and cash compensation.

 In June 2014 and August 2016, our Board of Directors approved further amendments to the Non-Employee Director Plan. Under this modified program, a new eligible director will receive an initial grant of $50,000 worth of RSUs or, at the discretion of our Board of Directors, options to acquire shares of common stock. RSUs granted under this provision will be valued based on the average of the closing prices of the common stock for the five trading days preceding and including the date of grant and will vest at a rate determined by our Board of Directors in its discretion, typically over one year, partially on the date of grant and in equal quarterly installments thereafter. Options granted under this plan will have an exercise price equal to the fair market value on the date of grant. Such options will have a term of ten years and will vest at a rate determined by our Board of Directors in its discretion.

In addition, under the Non-Employee Director Plan, at the beginning of each fiscal year, each existing director eligible to participate will receive a grant of $35,000 worth of RSUs or, at the discretion of our Board of Directors, options to acquire shares of common stock. RSUs granted under this provision will be valued based on the average of the closing prices of the common stock for the five trading days preceding and including the first day of the fiscal year (or preceding and including the date of grant, if such grant is not made on the first day of the fiscal year) and will vest at a rate determined by our Board of Directors in its discretion, typically in equal quarterly installments over one year. Options granted under this plan will have an exercise price equal to the Fair Market value on the date of grant. Such options will have a term of ten years and will vest at a rate determined by our Board of Directors in its discretion.

In lieu of per meeting fees, eligible directors receive an annual board retainer fee of $30,000. The Non-Employee Director Plan also provides for the following annual retainer fees: Audit Committee Chair - $5,000, Compensation Committee chair - $5,000, Nominating Committee chair - $5,000, Audit Committee member - $4,000, Compensation Committee member - $4,000, Nominating Committee member - $4,000 and lead independent director - $15,000.

The RSU grants and the changes to the Non-Employee Director Plan were approved and recommended by our Compensation Committee prior to approval by our Board of Directors.

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

Code of Ethics

On February 23, 2005, the Board of Directors approved a “Code of Business Conduct and Ethics,” which applies to our principal executive officer, our principal financial officer, our principal accounting officer and persons performing similar tasks. Our Code of Business Conduct and Ethics is available on our company website at www.aethlonmedical.com.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors formed an Audit Committee in May of 1999. Mr. Edward Broenniman (the Chairman of the Audit Committee), Dr. Charles J. Fisher, Jr., Ms. Sabrina Martucci Johnson and Dr. Chetan S. Shah serve as members of the Audit Committee. The Board of Directors has determined that Mr. Broenniman is an “audit committee financial expert” as that term is defined by Item 407 of Regulation S-K. Mr. Broenniman, Ms. Johnson and Dr. Shah meet the Nasdaq Stock Market’s independence standards for members of such audit committees.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal years ended March 31, 2019 and March 31, 2018. The following table summarizes all compensation for fiscal years 2019 and 2018 received by our Chief Executive Officer, and our two most highly compensated executive officers who earned more than $100,000 in fiscal year 2019.

SUMMARY COMPENSATION TABLE FOR 2019 AND 2018 FISCAL YEARS

NAMED EXECUTIVE OFFICER AND PRINCIPAL POSITION	FISCAL YEAR ENDED MARCH 31,	SALARY ($)	BONUS ($)	STOCK AWARDS ($) (5)	OPTION AWARDS ($)	NON- EQUITY INCENTIVE PLAN COMPEN- SATION ($)	NON- QUALIFIED DEFERRED COMPEN- SATION EARNINGS ($)	ALL OTHER COMP. ($)	TOTAL ($)
James A. Joyce (1)	2019	$272,708	$–	$–	$–	$–	$–	$–	$272,708
FORMER CHIEF EXECUTIVE OFFICER	2018	$385,000	$–	$–	$–	$–	$–	$–	$385,000

James B. Frakes (2)	2019	$255,833	$–	$30,000	$–	$–	$–	$–	$285,833
CHIEF FINANCIAL OFFICER, SECRETARY AND SVP-FINANCE	2018	$235,000	$–	$–	$–	$–	$–	$–	$235,000

Rodney S. Kenley (3)	2019	$183,333	$–	$–	$–	$–	$–	$–	$183,333
FORMER PRESIDENT	2018	$275,000	$–	$–	$–	$–	$–	$–	$275,000

Timothy S. Rodell, M.D. (4) INTERIM CHIEF EXECUTIVE OFFICER	2019	$121,250	$–	$–	$607,888	$–	$–	$–	$729,138

 _______________

(1) The aggregate number of stock awards and stock option awards issued to Mr. Joyce and outstanding as of March 31, 2019 is 158,500 and 120,000, respectively. Effective December 10, 2018, Mr. Joyce resigned from his position as Chief Executive Officer.

(2) The aggregate number of stock awards and stock option awards issued to Mr. Frakes and outstanding as of March 31, 2019 is 13,000 and 25,000, respectively.

(3) The aggregate number of stock awards and stock option awards issued to Mr. Kenley and outstanding as of March 31, 2019 is 13,000 and 35,000, respectively. Effective November 30, 2018, Mr. Kenley was terminated from his position as President.

(4) Dr. Rodell was appointed interim Chief Executive Officer on December 10, 2018. The aggregate number of stock option awards issued to Dr. Rodell and outstanding as of March 31, 2019 is 552,625.

(5) See note 5 to our financial statements for the years ended March 31, 2019 and 2018 regarding the assumptions made in valuing the restricted stock unit awards in the above table.

EMPLOYMENT CONTRACTS

We entered into an employment agreement with Mr. Joyce on April 1, 1999. The agreement, which was cancelable by either party upon sixty days’ notice, was in effect until Mr. Joyce retired or ceased to be employed by us. Under the terms of the agreement, if Mr. Joyce was terminated without cause, he was to receive twelve payments equal to twelve months’ base salary. Mr. Joyce’s employment agreement also provided for medical insurance and disability benefits, if his employment was terminated by us without cause or due to a change in our control before the expiration of the agreement, and allowed for bonus compensation and stock option grants as determined by our Board of Directors. The agreement also contained restrictive covenants preventing competition with us and the use of confidential business information, except in connection with the performance of his duties for us, for a period of two years following the termination of his employment with us.

Effective December 10, 2018, Mr. Joyce resigned from his position on our Board of Directors and as Chief Executive Officer. In connection with Mr. Joyce’s resignation, on December 12, 2018, we entered into a Separation and Consulting Agreement with Mr. Joyce. The Separation and Consulting Agreement provides that, pursuant to the terms of Mr. Joyce’s employment agreement, we will provide him with the termination benefits specified in that agreement, which include, (i) commencing on the 30th day following his December 10, 2018 separation date, continued payment of his current base salary for twelve (12) months, and (ii) payment of COBRA premiums for up to twelve (12) months. The agreement also provides for a full general release of claims and continued compliance by Mr. Joyce with his post-employment obligations under the employment agreement. The agreement additionally provides that Mr. Joyce will provide consulting services to us for up to 10 hours per month for up to 12 months, for which we will pay Mr. Joyce $5,000 per month. The consulting relationship will continue until the earlier of: (i) the date that is twelve (12) months from the separation date; (ii) in the event of a breach by Mr. Joyce of his post-employment obligations (as set forth in the employment agreement), the date of any such breach; or (iii) a date mutually agreed between us and Mr. Joyce.

We did not pay any bonus compensation to Mr. Joyce during the fiscal years ended March 31, 2019 and 2018. Mr. Joyce received bonus compensation totaling $45,000 and $60,000 from Exosome Sciences, Inc., a majority-owned subsidiary of ours, for services rendered during the fiscal years ended March 31, 2019 and 2018, respectively. That bonus was based upon targets established by our compensation committee.

On December 12, 2018, we entered into an employment agreement with Mr. Frakes, providing for continuation of his annual base salary of $260,000. In addition, the agreement provides that Mr. Frakes is eligible for an annual cash performance bonus for each year. Whether Mr. Frakes receives an annual bonus for any given year, and the amount of any such annual bonus, will be determined in the discretion of our Board of Directors (or the Compensation Committee thereof). The agreement also provides that if Mr. Frakes’ employment is terminated without cause, or if he resigns for good reason (each as defined in the agreement), then Mr. Frakes will be entitled under his agreement to continue to receive his annual base salary and payment of premiums for continuation of healthcare benefits for a period of 12 months following such termination. We did not pay any bonuses to Mr. Frakes during the fiscal years ended March 31, 2019 and 2018.

Mr. Kenley was appointed our President on October 27, 2010. Pursuant to a written offer of employment executed by us and Mr. Kenley, he received an annual salary initially set at $240,000 and medical insurance benefits. We did not pay any bonuses to Mr. Kenley during the fiscal years ended March 31, 2018 and 2017. Effective November 30, 2018, Mr. Kenley was terminated from his position as President and on December 12, 2018, Mr. Kenley resigned from our Board of Directors.

We entered into an employment agreement in connection with Dr. Rodell’s appointment as Interim Chief Executive Officer on December 10, 2018. Among other things, the employment agreement provides for (i) an annual base salary of $390,000, (ii) at the sole discretion of the Compensation Committee or our Board of Directors, an annual target cash performance bonus and (iii) an option to purchase 552,625 shares of our common stock, at an exercise price equal to the fair market value on the date of grant, which will vest over a four-year period, with 25% vesting on the one-year anniversary of the commencement of employment and the remainder vesting monthly thereafter in equal increments for 36 months, subject to acceleration of vesting in the event of a change in control (as defined in the employment agreement). In addition, in the event of a strategic transaction, as defined in the employment agreement, completed within two years of Dr. Rodell’s commencement of employment, he will receive a cash bonus equal to 50% of his then annual base salary and an additional equity grant such that Dr. Rodell’s equity interest in the Company is then equal to three percent. The option will be subject to standard four-year vesting, subject to full vesting if Dr. Rodell is terminated in connection with the strategic transaction.

RESTRICTED STOCK UNIT GRANTS TO DIRECTORS AND EXECUTIVE OFFICERS

On August 9, 2016, our Board of Directors established a restricted stock unit program as a tool to provide stock-based compensation to our officers and directors. The RSUs represent the right to be issued on a future date shares of our common stock for vested RSUs.

During the fiscal year ended March 31, 2019, 207,471 vested RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 112,260 of the RSUs were cancelled and we issued a net 95,211 shares to our executives.

During the fiscal year ended March 31, 2019, 145,481 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As four of our five independent directors elected to return 40% of their RSUs in exchange for cash in order to pay their withholding taxes on the share issuances, 47,471 of the RSUs were cancelled and we paid $54,278 in cash to those independent directors.

RSUs outstanding that have vested and are expected to vest as of March 31, 2019 are as follows:

Number of RSUs
Vested	46,125
Expected to vest	138,375
Total	184,500

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table sets forth certain information concerning stock option awards granted to our named executive officers.

OUTSTANDING EQUITY AWARDS AT 2019 FISCAL YEAR END

OPTIONS AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)		RESTRICTED STOCK UNITS EXERCISED (#)	RESTRICTED STOCK UNITS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	DATE OF OPTION EXPIRATION
James A. Joyce	50,000	(1)	–	–	$12.50	09/27/20
	40,000	(2)	–	–	$5.00	07/01/23
	30,000	(3)	–	–	$9.50	06/06/24
	–		475,500	158,500	N/A	N/A

James B. Frakes	10,000	(3)	–	–	$12.50	09/27/20
	10,000	(4)	–	–	$5.00	07/01/23
	5,000	(3)	–		$9.50	06/06/24
	–		39,000	13,000	N/A	N/A

Rodney S. Kenley	20,000	(5)	–	–	$12.50	10/27/20
	10,000	(4)	–	–	$5.00	7/01/23
	5,000	(3)	–	–	$9.50	06/06/24
	–		39,000	13,000	N/A	N/A

Timothy S. Rodell, M.D.	–	(6)	–	–	$1.25	12/10/28

(1) This option was fully vested as of September 27, 2013.

(2) This option was fully vested as of July 1, 2017.

(3) This option was fully vested as of June 6, 2016.

(5) This option was fully vested as of October 27, 2014.

(6) An option to purchase 552,625 shares of common stock at a price of $1.25 per share was issued on December 10, 2018. This option has not yet begun to vest.

Director Compensation for 2019 Fiscal Year

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended March 31, 2019.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James A. Joyce (1)	$–	$–	–	–	–	–	$–
Rodney S. Kenley (2)	$–	$–	–	–	–	–	$–
Timothy S. Rodell, M.D. (3)	$–	$–	–	–	–	–	$–
Charles J. Fisher, Jr., M.D. (4)	$124,000	$35,000	–	–	–	–	$159,000
Edward G. Broenniman (5)	$44,000	$35,000	–	–	–	–	$79,000
Chetan S. Shah, M.D. (6)	$43,000	$35,000	–	–	–	–	$78,000
Sabrina M. Johnson (7)	$34,000	$35,000					$69,000
Guy Cipriani (8)	$25,500	$50,000					$75,500

(1) All compensation received by Mr. Joyce in fiscal year 2019 is disclosed in the Summary Compensation Table above. Mr. Joyce received no compensation as a director in fiscal year 2019. Mr. Joyce resigned from the Board in December 2018.

(2) All compensation received by Mr. Kenley in fiscal year 2018 is disclosed in the Summary Compensation Table above. Mr. Kenley received no compensation as a director in fiscal year 2018. Mr. Kenley resigned from the Board in December 2018.

(3) All compensation received by Dr. Rodell in fiscal year 2019 is disclosed in the Summary Compensation Table above. Dr. Rodell received no compensation as a director in fiscal year 2019.

(4) In the fiscal year ended March 31, 2019, Dr. Fisher earned $90,000 in cash compensation for his services to us as non-executive Chairman and $34,000 in Board fees related to his role as a director and a member of our Audit Committee for an aggregate amount of $159,000. Dr. Fisher also received RSU’s valued at $35,000 for his ongoing service as a Board member per the 2012 Directors Compensation Program.

(5) In the fiscal year ended March 31, 2019, Mr. Broenniman earned $44,000 related to his role as a director, a member of our Compensation Committee, and as the chair of our Audit Committee and of our Nominating and Corporate Governance Committee. Mr. Broenniman also received RSU’s valued at $35,000 for his ongoing service as a Board member per the 2012 Directors Compensation Program. Mr. Broenniman had 33,431 stock option awards issued and outstanding as of March 31, 2019. Mr. Broenniman received stock option grants of 12,000 shares on September 27, 2010, 3,684 shares on June 6, 2014, 8,537 shares on March 14, 2014, and 9,211 shares on July 24, 2012 for his service as an outside director. All of those stock option grants are fully vested.

(6) In the fiscal year ended March 31, 2019, Dr. Shah earned $43,000 related to his role as a director, a member of our Audit Committee, and as the chair of our Compensation Committee. Dr. Shah also received RSU’s valued at $35,000 for his ongoing service as a Board member per the 2012 Directors Compensation Program. Dr. Shah had 11,205 stock option awards issued and outstanding as of March 31, 2019. Dr. Shah received stock option grants of 3,684 on June 6, 2014 and 7,520 shares on July 24, 2012 for his service as an outside director. The June 2014 option vested 3,684 shares on March 31, 2015, and the 2014 option vested all 7,520 shares at grant.

(7) In the fiscal year ended March 31, 2019, Ms. Johnson earned $34,000 for her roles as a director and a member of our audit committee. Ms. Johnson also received RSU’s valued at $35,000 for her ongoing service as a Board member per the 2012 Directors Compensation Program.

(8) In the fiscal year ended March 31, 2019, Mr. Cipriani earned $25,500 related to his role as a director, a member of our Nominating and Corporate Governance Committee. Mr. Cipriani also received RSU’s valued at $50,000 for joining our Board per the 2012 Directors Compensation Program.

Directors Compensation Program

We maintain a board compensation program, in which only non-employee directors may participate. Please see the “Equity Compensation Plans – 2012 Directors Compensation Program” section of this Report for more information on the program.

Dr. Fisher additionally is compensated $90,000 per year for his services as Chairman of our Board, which our Board of Directors considers to be fees payable as a member of our Board of Directors or a Committee of our Board for purposes of Section 10A-3 of the rules promulgated under the Securities Exchange Act of 1934, as amended. To the extent payment of such fees are construed to not be fees payable as a member of our Board of Directors or a Committee of our Board, then our Board of Directors considers that Dr. Fisher may act as a member of its Audit Committee under Nasdaq Rule 5605(c)(2)(B) as our Board of Directors has determined that it is in the best interests of our Company and its stockholders for Dr. Fisher to continue to serve on its Audit Committee. The Board has awarded compensation to non-employee directors in the past outside of the Non-Employee Director Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 27, 2019, with respect to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of each class of our capital stock, (ii) each of our directors and director nominees (if any), (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. As of such date, we had 19,103,570 shares of our common stock issued and outstanding. The term “executive officer” is defined as the President/Chief Executive Officer, Secretary, Chief Financial Officer/Treasurer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for us. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, excepted where otherwise noted:

NAME AND ADDRESS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1) (2)	PERCENT OF BENEFICIAL OWNERSHIP
Timothy C. Rodell, MD, FCCP, Interim Chief Executive Officer and Director
9635 Granite Ridge Drive, Suite 100
San Diego, CA 92123	-- (3)	*
James B. Frakes, Chief Financial Officer
9635 Granite Ridge Drive, Suite 100
San Diego, CA 92123	59,363 (4)	*
Charles J. Fisher, Jr., MD, Chairman and Director
9635 Granite Ridge Drive, Suite 100,
San Diego, CA 92123	53,521	*
Edward G. Broenniman, Director
9635 Granite Ridge Drive, Suite 100
San Diego, CA 92123	122,178 (5)	*
Chetan Shah, MD, Director
9635 Granite Ridge Drive, Suite 100
San Diego, CA 92123	436,904 (6)	2.3%
Sabrina Martucci Johnson, Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	45,996	*
Guy F. Cipriani, Director 9635 Granite Ridge Drive, Suite 100 San Diego, CA 92123	28,498	*
James A. Joyce, Former Chief Executive Officer
9635 Granite Ridge Drive, Suite 100
San Diego, CA 92123	463,829 (7)	2.4%
Rodney S. Kenley, Former President
9635 Granite Ridge Drive, Suite 100
San Diego, CA 92123	58,844 (8)	*
Sachs Investment Group, LLC (9)
1346 S. Third St., Louisville, KY 40208	1,908,113	10.0%
All Current Directors and Executive Officers as a Group (7 members)	1,269,132 shares	6.5%

 ____________________

*	Less than 1%

(1)	Based on 19,103,570 shares of common stock outstanding on our transfer records as of June 27, 2019.

(2)	Calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable by a person within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Except where otherwise noted, we believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by such person, subject to community property laws, where applicable.

(3)	Timothy C. Rodell, MD, FCCP, was appointed interim Chief Executive Officer and director on December 10, 2018. In connection with Dr. Rodell’s appointment, he received an option to purchase 552,625 shares of our common stock, at an exercise price equal to the fair market value on the date of grant, which will vest over a four-year period, with 25% vesting on the one-year anniversary of the commencement of employment and the remainder vesting monthly thereafter in equal increments for 36 months. As the above table was based on options vesting within 60 days of June 27, 2019, no share ownership is presented for Dr. Rodell.

(4)	Includes 10,000 stock options exercisable at $12.50 per share, 10,000 stock options exercisable at $5.00 per share and 5,000 stock options exercisable at $9.50 per share.

(5)	Includes 12,000 stock options exercisable at $12.50 per share, 9,211 stock options exercisable at $3.80 per share, 8,537 stock options exercisable at $4.10 per share and 3,684 stock options exercisable at $9.50 per share.

(6)	Includes warrants to purchase 90,572 shares of common stock at exercise prices ranging from $4.65 per share to $6.60 per share, and 7,521 stock options exercisable at $4.10 per share and 3,684 stock options exercisable at $9.50 per share.
(7)	Includes 50,000 stock options exercisable at $12.50 per share, 40,000 stock options exercisable at $5.00 per share and 30,000 stock options exercisable at $9.50 per share.

(8)	Includes 20,000 stock options exercisable at $12.50 per share, 10,000 stock options exercisable at $5.00 per share and 5,000 stock options exercisable at $9.50 per share.

(9)	More-than-5% stockholder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes all transactions since April 1, 2017, and all proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest. In making such decisions our Audit Committee considers and approves or disapproves any related party transaction as defined under SEC Regulation Item 404, to the extent required by SEC regulations.

Strategic Cross-License Agreement

On June 30, 2019, we entered into a strategic joint cross-licensing agreement with SeaStar to jointly develop our and SeaStar’s respective combined medical devices to address the care and management of critically ill patients. Dr. Charles J. Fisher, Jr., our Chairman of the Board, is also the Executive Chairman and CEO of SeaStar.

Other Transactions

Mr. Joyce received bonus compensation totaling $45,000 and $60,000 from Exosome Sciences, Inc., a majority-owned subsidiary of ours, for services rendered during the fiscal years ended March 31, 2019 and 2018, respectively. Each bonus was based upon targets established by our compensation committee.

Director Independence

Ms. Johnson, Dr. Fisher, Mr. Broenniman, Mr. Cipriani and Dr. Shah are independent directors as that term is defined by Nasdaq Stock Market Rule 5605(a)(2). We currently have a compensation committee, a nominating and corporate governance committee and an audit committee. Of the members of our Board of Directors, Ms. Johnson, Dr. Fisher, Mr. Broenniman, Mr. Cipriani and Dr. Shah meet the Nasdaq Stock Market’s independence standards for members of such committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services billed by Squar Milner LLP (“Squar Milner”) during the fiscal years ended March 31, 2019 and 2018:

	Fiscal Year	Fiscal Year
	2019	2018
Audit Fees (1)	$113,503	$111,780
Audit Related Fees (2)	16,740	61,407
Tax Fees (3)	8,146	7,818
All Other Fees (4)	–	–
	$138,389	$181,005

(1) Audit Fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for fiscal 2019 and 2018 and for reviews of the financial statements included in each of our quarterly reports on Form 10-Q during fiscal 2019 and 2018.

(2) Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in Audit Related Fees for fiscal 2019 and 2018 are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.

(3) Tax Fees include the aggregate fees billed during fiscal year 2019 and 2018 for professional services for preparation of income tax returns.

(4) All Other Fees consist of fees paid for products and services other than the services reported above.  No such fees were billed by Squar Milner for fiscal 2019 or 2018.

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

1. Consolidated Financial Statements for the years ended March 31, 2019 and 2018:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Exhibits

3.1	Articles of Incorporation of Aethlon Medical, Inc., as amended (1)

3.2	Bylaws of Aethlon Medical, Inc., as amended (27)

4.1	Form of Common Stock Certificate (2)

4.2	Form of Common Stock Purchase Warrant dated March 29, 2012 and April 5, 2012 (8)

4.3	Form of Common Stock Purchase Warrant dated June 19, 2012 (9)

4.4	Form of Common Stock Purchase Warrant dated August 29, 2012 (10)

4.5	Form of Common Stock Purchase Warrant dated October, November and December 2012 (11)

4.6	Form of Common Stock Purchase Warrant dated June 14, 2013 (12)

4.7	Form of Amendment to Notes and Warrants dated March 31, 2014 (17)

4.8	Form of Common Stock Purchase Warrant dated June 24, 2014 (18)

4.9	Form of Common Stock Purchase Warrant dated July 24, 2014 (20)

4.10	Form of Common Stock Purchase Warrant issued August and September 2014 (21)

4.11	Form of Convertible Promissory Note dated November 6, 2014 (21)

4.12	Form of Warrant to Purchase Common Stock issued June 25, 2015 (25)

4.13	Form of Purchase Agent Warrant issued June 25, 2015 (26)

4.14	Form of Amendment to Notes and Warrants dated June 27, 2016 (30)

4.15	Form of Allonge to Convertible Promissory Note dated June 27, 2016 (30)

4.16	Form of Consent and Waiver and Amendment dated June 27, 2016 (30)

4.17	Form of Warrant Agreement issued March 27, 2017 (33)

4.18	Form of Warrant (36)

4.19	Form of Placement Agent Warrant (37)

4.20	Form of Pre-Funded Warrant (36)

10.1	Amended 2010 Stock Incentive Plan (3) ++

10.2	Patent License Agreement by and amongst Aethlon Medical, Inc., Hemex, Inc., Dr. Julian L. Ambrus and Dr. David O. Scamurra (4)

10.3	Standard Industrial Net Lease by and between Sorrento Business Complex and Aethlon Medical, Inc. dated September 28, 2009 (6)

10.4	Stock Option Agreement of Rodney S. Kenley dated October 27, 2010 (7) ++

10.5	Unit Subscription Agreement dated June 19, 2012 (8)

10.6	Unit Subscription Agreement dated August 29, 2012 (9)

10.7	Unit Subscription Agreement dated October, November and December 2012 (10)

10.8	Unit Subscription Agreement dated June 14, 2013 (11)

10.9	Form of Unit Purchase Agreement dated October 30, 2013 (43)

10.10	Form of Subscription Agreement October 30, 2013 (12)

10.11	Form of Unit Purchase Agreement dated November 12, 2013 (13)

10.12	Form of Subscription Agreement November 12, 2013 (13)

10.13	Form of Unit Purchase Agreement dated December 10, 2013 (14)

10.14	Form of Subscription Agreement December 10, 2013 (15)

10.15	Form of Unit Purchase Agreement dated December 30, 2013 (16)

10.16	Form of Subscription Agreement December 30, 2013 (16)

10.17	Form of Restructuring Agreement dated June 24, 2014 (18)

10.18	Form of Restructuring Agreement dated June 24, 2014 (18)

10.19	Form of Restructuring Agreement dated July 8, 2014 (19)

10.20	Second Amendment to Standard Industrial Net Lease by and between Sorrento Business Complex and Aethlon Medical, Inc. dated October 10, 2014 (2)

10.21	Form of Subscription Agreement dated November 6, 2014 (21)

10.22	Office Lease between T-C Stonecrest LLC and Aethlon Medical, Inc. dated November 13, 2014 (22)

10.23	Securities Purchase Agreement dated November 26, 2014 (23)

10.24	Registration Rights Agreement dated November 26, 2014 (23)

10.25	UCI Clinical Trial Agreement signed April 9, 2015 (24)

10.26	Protocol for UCI Clinical Trial (24)

10.27	Budget for UCI Clinical Trial (24)

10.28	Securities Purchase Agreement dated June 23, 2015 (25)

10.29	Registration Rights Agreement dated June 23, 2015 (25)

10.30	Third Amendment to Standard Industrial Net Lease dated October 21, 2015 (28)

10.31	Amendment of Terms dated November 12, 2015 (28)

10.32	Consulting Agreement dated February 9, 2016 (29)

10.33	Common Stock Sales Agreement dated June 28, 2016 between Aethlon Medical, Inc. and H.C. Wainwright & Co., LLC (30)

10.34	Form of Consent and Waiver dated June 27, 2016 (30)

10.35	Aethlon Medical, Inc. 2012 Non-Employee Directors Compensation Program, as Modified on August 9, 2016 (31) ++

10.36	Stock Unit Agreement by and between Aethlon Medical, Inc. and James A. Joyce dated August 29, 2016 (34) ++

10.37	Stock Unit Agreement by and between Aethlon Medical, Inc. and James B. Frakes dated August 29, 2016 (34) ++

10.38	Fourth Amendment to Standard Industrial Net Lease by and between AGP Sorrento Business Complex, L.P. and Aethlon Medical, Inc. dated October 5, 2016 (34)

10.39	Form of Securities Purchase Agreement, dated March 22, 2017 (33) ++

10.40	Form of Engagement Letter, dated March 15, 2017 (33) ++

10.41	Form of Exchange Agreement (34)

10.42	Form of Securities Purchase Agreement (38)

10.43	Fifth Amendment to Standard Industrial Net Lease (39)

10.44	Amendment to Convertible Notes, dated May 6, 2019, by and among Aethlon Medical, Inc., Alpha Capital Anstalt and Osher Capital Partners, LLC (40)

10.45	Sixth Amendment to Standard Industrial Net Lease (41)

10.46	Separation and Consulting Agreement by and between Aethlon Medical, Inc. and James Joyce dated December 10, 2018. (42) ++

10.47	Employment Agreement by and between Aethlon Medical, Inc. and Timothy C. Rodell dated December 10, 2018. (42) ++

10.48	Employment Agreement by and between Aethlon Medical, Inc. and James Frakes dated December 12, 2018. (42) ++

10.49	Form of Indemnification Agreement for Officers and Directors (42) ++

10.50	Form of Option Grant Agreement for Officers and Directors (42) ++

10.51	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors (42) ++

10.52	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Executives (42) ++

14	Code of Ethics (34)

21.1	List of subsidiaries (2)

23.1	Consent of Independent Registered Public Accounting Firm (Squar Milner LLP) *

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

99.1	Letter from FDA to Registrant dated September 8, 2018 (35)

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith

++ Indicates a management contract or compensatory plan or arrangement

(1) Filed with the Company’s Registration Statement on Form S-3 (File No. 333-211151) filed on May 5, 2016 and incorporated by reference.

(2) Filed with the Company’s Registration Statement on Form S-1 (File No. 333-201334) filed on December 31, 2014 and incorporated by reference.

(3) Filed with the Company’s Current Report on Form 8-K dated March 30, 2016 and incorporated by reference.

(4) Filed with the Company’s Annual Report on Form 10-KSB/A filed on September 10, 2004 for the year ended March 31, 2004 and incorporated by reference.

(5) Filed with the Company’s Current Report on Form 8-K dated December 19, 2008 and incorporated by reference.

(6) Filed with the Company’s Quarterly Report on Form 10-Q filed on November 16, 2009 for the period ended September 30, 2009 and incorporated by reference.

(7) Filed with the Company’s Current Report on Form 8-K dated November 1, 2010 and incorporated by reference.

(8) Filed with the Company’s Current Report on Form 8-K dated April 6, 2012 and incorporated by reference.

(9) Filed with the Company’s Current Report on Form 8-K dated June 27, 2012 and incorporated by reference.

(10) Filed with the Company’s Current Report on Form 8-K dated September 6, 2012 and incorporated by reference.

(11) Filed with the Company’s Quarterly Report on Form 10-Q filed on February 12, 2013 for the period ended December 31, 2012 and incorporated by reference.

(12) Filed with the Company’s Quarterly Report on Form 10-Q filed on August 13, 2013 for the period ended June 30, 2013 and incorporated by reference.

(13) Filed with the Company’s Current Report on Form 8-K dated November 6, 2013 and incorporated by reference.

(14)  Filed with the Company’s Current Report on Form 8-K dated November 20, 2013 and incorporated by reference.

(15) Filed with the Company’s Current Report on Form 8-K dated December 16, 2013 and incorporated by reference.

(16) Filed with the Company’s Current Report on Form 8-K dated January 7, 2014 and incorporated by reference.

(17) Filed with the Company’s Current Report on Form 8-K dated April 4, 2014 and incorporated by reference.

(18) Filed with the Company’s Current Report on Form 8-K dated June 30, 2014 and incorporated by reference.

(19) Filed with the Company’s Current Report on Form 8-K dated July 10, 2014 and incorporated by reference.

(20) Filed with the Company’s Current Report on Form 8-K dated July 28, 2014 and incorporated by reference.

(21) Filed with the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014 for the period ended September 30, 2014 and incorporated by reference.

(22) Filed with the Company’s Current Report on Form 8-K/A dated November 19, 2014 and incorporated by reference.

(23) Filed with the Company’s Current Report on Form 8-K dated November 28, 2014 and incorporated by reference.

(24) Filed with the Company’s Current Report on Form 8-K dated April 15, 2015 and incorporated by reference.

(25) Filed with the Company’s Current Report on Form 8-K dated June 24, 2015 and incorporated by reference.

(26) Filed with the Company’s Current Report on Form 8-K dated June 26, 2015 and incorporated by reference.

(27) Filed with the Company’s Annual Report on Form 10-K filed on June 26, 2015 for the year ended March 31, 2015 and incorporated by reference.

(28) Filed with the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015 for the period ended September 30, 2015 and incorporated by reference.

(29) Filed with the Company’s Current Report on Form 8-K dated February 16, 2016 and incorporated by reference.

(30) Filed with the Company’s Current Report on Form 8-K dated June 28, 2016 and incorporated by reference.

(31) Filed with the Company’s Current Report on Form 8-K dated August 10, 2016 and incorporated by reference.

(32) Filed with the Company’s Quarterly Report for the quarter ended September 30, 2016 dated November 10, 2016 and incorporated by reference.

(33) Filed with the Company’s Current Report on Form 8-K dated March 22, 2017 and incorporated by reference.

(34) Filed with the Company’s Annual Report for the year ended March 31, 2017, dated June 28, 2017 and incorporated herein by reference.

(35) Filed with the Company’s Current Report on Form 8-K dated September 12, 2017 and incorporated herein by reference.

(36) Filed with the Company’s Amendment No. 1 to Registration Statement on Form S-1, dated September 18, 2017 and incorporated herein by reference.

(37) Filed with the Company’s Amendment No. 2 to Registration Statement on Form S-1, dated September 22, 2017 and incorporated herein by reference.

(38) Filed with the Company’s Amendment No. 4 to Registration Statement on Form S-1, dated September 29, 2017 and incorporated herein by reference.

(39) Filed with the Company’s Quarterly Report for the quarter ended September 30, 2017, dated November 2, 2017 and incorporated herein by reference.

(40) Filed with the Company’s Current Report on Form 8-K dated May 8, 2019 and incorporated by reference.

(41) Filed with the Company’s Quarterly Report for the quarter ended September 30, 2018, dated November 11, 2016 and incorporated herein by reference.

(42) Filed with the Company’s Quarterly Report for the quarter ended December 31, 2018, dated February 11, 2019 and incorporated herein by reference.

(43) Filed with the Company’s Current Report on Form 8-K filed on November 6, 2013 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1 day of July, 2019.

By:	/s/ TIMOTHY C. RODELL, M.D.
Timothy C. Rodell, M.D.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James B. Frakes and Timothy C. Rodell, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Registration Statement on Form S-8, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission (the “SEC”), and generally to do all such things in their names and behalf in their capacities as officers and directors to enable the registrant to comply with the provisions of the Securities Act of 1933, as amended, and all requirements of the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY C. RODELL	Chief Executive Officer and Principal Executive Officer	July 1, 2019
Timothy C. Rodell, M.D.

/s/ JAMES B. FRAKES	Chief Financial Officer and Principal Accounting Officer	July 1, 2019
James B. Frakes

/s/ EDWARD G. BROENNIMAN	Director	July 1, 2019
Edward G. Broenniman

/s/ CHETAN S. SHAH	Director	July 1, 2019
Chetan S. Shah

/s/ CHARLES J. FISHER, JR., MD	Chairman and Director	July 1, 2019
Charles J. Fisher, Jr., MD

/s/ SABRINA MARTUCCI JOHNSON	Director	July 1, 2019
Sabrina Martucci Johnson

/s/ GUY CIPRIANI	Director	July 1, 2019
Guy Cipriani

AETHLON MEDICAL, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aethlon Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aethlon Medical, Inc. and its subsidiary (the Company) as of March 31, 2019 and 2018, the related consolidated statements of operations, equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a history of recurring losses from operations through March 31, 2019, had an accumulated deficit of approximately $105,652,000 as of March 31, 2019 and does not have sufficient working capital to fund its planned operations during the twelve-month period subsequent to the issuance of these financial statements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Squar Milner LLP

We have served as the Company’s auditor since 2001.

San Diego, California

July 1, 2019

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	March 31, 2018
ASSETS
CURRENT ASSETS
Cash	$3,828,074	$6,974,070
Accounts receivable	–	74,813
Prepaid expenses and other current assets	210,042	181,367

TOTAL CURRENT ASSETS	4,038,116	7,230,250

Property and equipment, net	6,021	27,552
Patents, net	66,668	75,832
Deposits	12,159	18,270

TOTAL ASSETS	$4,122,964	$7,351,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$131,931	$124,450
Due to related parties	83,654	90,366
Convertible notes payable, net	962,301	–
Other current liabilities	646,000	263,141

TOTAL CURRENT LIABILITIES	1,823,886	477,957

Convertible notes payable, net	–	841,153

TOTAL LIABILITIES	1,823,886	1,319,110

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 30,000,000 shares authorized at March 31, 2019 and 2018; 19,004,253 and 17,739,511 issued and outstanding at March 31, 2019 and 2018, respectively	19,004	17,740
Additional paid-in capital	108,058,538	105,574,014
Accumulated deficit	(105,652,433)	(99,457,714)

TOTAL AETHLON MEDICAL, INC. STOCKHOLDERS’ EQUITY BEFORE NONCONTROLLING INTERESTS	2,425,109	6,134,040

NONCONTROLLING INTERESTS	(126,031)	(101,246)

TOTAL STOCKHOLDERS’ EQUITY	2,299,078	6,032,794

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,122,964	$7,351,904

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2019	2018
REVENUES:
Government contract and grant revenue	$229,625	$149,625
Total revenues	229,625	149,625

OPERATING COSTS AND EXPENSES
Professional fees	2,192,048	1,553,204
Payroll and related expenses	3,083,116	2,634,937
General and administrative	953,478	792,600
Total operating expenses	6,228,642	4,980,741

OPERATING LOSS	(5,999,017)	(4,831,116)

OTHER EXPENSE
Loss on debt extinguishment	–	376,909
Loss on share for warrant exchanges	–	130,215
Interest and other expenses	220,487	361,597
Total other expense	220,487	868,721

NET LOSS BEFORE NONCONTROLLING INTERESTS	(6,219,504)	(5,699,837)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(24,785)	(20,279)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,194,719)	$(5,679,558)

Basic and diluted net loss per share available to common stockholders	$(0.34)	$(0.46)

Weighted average number of common shares outstanding - basic and diluted	18,124,707	12,317,074

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY
BALANCE - MARCH 31, 2017	8,797,086	$8,796	$94,445,739	$(93,778,156)	$(80,967)	$595,412

Issuances of common stock for cash under at the market program	941,504	941	2,104,027	–	–	2,104,968

Issuances of common stock for cash under warrant exercises	2,160,350	2,160	2,231,642	–	–	2,233,802

Issuances of common stock under conversions of convertible notes and related accrued interest	120,922	121	362,642	–	–	362,763

Issuance of common stock in public offering	5,454,546	5,455	5,284,280	–	–	5,289,735

Issuance of common shares for repurchase of restricted stock units.	175,262	175	(278,808)	–	–	(278,633)

Common stock issued for services	15,000	15	33,585	–	–	33,600

Issuance of common shares pursuant to warrant exchanges	74,841	77	130,138	–	–	130,215

Stock-based compensation expense	–	–	1,260,769	–	–	1,260,769

Net loss	–	–	–	(5,679,558)	(20,279)	(5,699,837)

BALANCE - MARCH 31, 2018	17,739,511	17,740	105,574,014	(99,457,714)	(101,246)	6,032,794

Issuances of common stock for cash under at the market program	773,221	773	1,047,598	–	–	1,048,371

Issuances of common stock for cash under warrant exercises	283,300	283	292,649	–	–	292,932

Issuance of common shares for repurchase of restricted stock units.	193,221	193	(194,059)	–	–	(193,866)

Common stock issued for services	15,000	15	19,335	–	–	19,350

Stock-based compensation expense	–	–	1,319,001	–	–	1,319,001

Net loss	–	–	–	(6,194,719)	(24,785)	(6,219,504)

BALANCE - MARCH 31, 2019	19,004,253	$19,004	$108,058,538	$(105,652,433)	$(126,031)	$2,299,078

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

	2019	2018
Cash flows from operating activities:
Net loss	$(6,219,504)	$(5,699,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,695	35,658
Loss on share for warrant exchanges	–	130,215
Loss on debt extinguishment	–	376,909
Stock based compensation	1,319,001	1,260,769
Amortization of debt discount and deferred financing costs	121,148	245,663
Fair market value of common stock issued for services	19,350	33,600

Changes in operating assets and liabilities:
Accounts receivable	74,813	(74,813)
Prepaid expenses and other current assets	(28,675)	(143,816)
Other assets	6,111	(3,374)
Accounts payable and other current liabilities	390,340	(104,154)
Due to related parties	(6,712)	32,500
Net cash used in operating activities	(4,293,433)	(3,910,680)

Cash flows from investing activities:
Purchases of property and equipment	–	(24,823)
Net cash used in investing activities	–	(24,823)

Cash flows from financing activities:
Cash paid for repurchase of restricted stock units	(193,866)	(278,633)
Net proceeds from the issuance of common stock and exercise of warrants	1,341,303	9,628,505
Net cash provided by financing activities	1,147,437	9,349,872

Net (decrease) increase in cash	(3,145,996)	5,414,369

Cash at beginning of year	6,974,070	1,559,701

Cash at end of year	$3,828,074	$6,974,070

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$95,388	$–

Supplemental information of non-cash investing and financing activities:
Conversion of debt, accrued liabilities and accrued interest to common stock	$–	$362,763
Issuance of shares under vested restricted stock units	$193	$211

See accompanying notes to the consolidated financial statements.

Aethlon Medical, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. ORGANIZATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aethlon Medical, Inc., and its subsidiary, is a medical technology company focused on addressing unmet needs in global health and biodefense. The Aethlon Hemopurifier® is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier depletes the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The U.S. Food and Drug Administration (FDA) has designated the Hemopurifier as a “Breakthrough Device” related to the following two indications:

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

We are also the majority owner of Exosome Sciences, Inc. (ESI), a company focused on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases. Included among ESI’s endeavors is the advancement of a TauSomeTM biomarker candidate to diagnose chronic traumatic encephalopathy (CTE) in the living. ESI previously documented TauSome levels in former NFL players to be nine times higher than same age-group control subjects. We consolidate ESI’s activities in our consolidated financial statements.

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

LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at March 31, 2019 had an accumulated deficit of approximately $105,652,000. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern for the twelve months from the issuance of these financial statements. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the fiscal year ending March 31, 2020 through debt and/or equity financing arrangements as well as through revenues and related cash receipts under our government contract (see Note 9).

We are currently addressing our liquidity issue by seeking additional investment capital through issuances of common stock under our existing S-3 registration statement and by applying for additional grants issued by government agencies in the United States. We believe that our cash on hand and funds expected to be received from additional debt and equity financing arrangements will be sufficient to meet our liquidity needs for the fiscal year ending 2020. However, no assurance can be given that we will receive any funds in addition to the funds we have received to date.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned (80% ownership) and controlled subsidiary, Exosome Sciences, Inc. (ESI). All significant intercompany balances and transactions have been eliminated in consolidation. The Company has classified the (20% ownership) noncontrolling interests in ESI as part of consolidated net loss in the fiscal years ended March 31, 2019 and 2018 and includes the accumulated amount of noncontrolling interests as part of equity.

The losses at ESI during the fiscal year ended March 31, 2019 reduced the noncontrolling interests on our consolidated balance sheet by $24,785 from $(101,246) at March 31, 2018 to $(126,031) at March 31, 2019.

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

CASH AND CASH EQUIVALENTS

Accounting standards define “cash and cash equivalents” as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest to be cash equivalents. As of March 31, 2019 and 2018, we had no assets that were classified as cash equivalents.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at one financial institution in checking accounts. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $250,000. Our March 31, 2019 cash balances were approximately $3,724,000 over such insured amount. We do not believe that the Company is exposed to any significant risk with respect to its cash.

We did not have any accounts receivable at March 31, 2019. All of our accounts receivable at March 31, 2018 and all of our revenue in the fiscal years ended March 31, 2019 and 2018 were directly from the National Cancer Institute part of the U.S. Department of Health and Human Services.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the fiscal years ended March 31, 2019 and 2018.

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

As of March 31, 2019 and 2018, a total of 6,566,766 and 7,050,049 potential common shares, consisting of shares underlying outstanding stock options, restricted stock units, warrants and convertible notes payable were excluded as their inclusion would be antidilutive.

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

DEFERRED FINANCING COSTS

Costs related to the issuance of debt are capitalized as a deduction to our convertible notes based on the new accounting standard on imputation of interest, and amortized to interest expense over the life of the related debt using the effective interest method. There was no amortization related to our deferred financing costs in the fiscal years ended March 31, 2019 and 2018.

REVENUE RECOGNITION

For our contracts and grants with the National Institutes of Health (“NIH”), we adopted the Milestone Method of revenue recognition under ASC 605-28 “Revenue Recognition – Milestone Method” (“ASC 605-28”) and we believe we met the requirements under ASC 605-28 for reporting contract revenue under the Milestone Method for the fiscal years ended March 31, 2019 and 2018. As the government contracts are not within the scope of ASC Topic 606, the Company has elected to continue to account for the revenues related to these agreements under the milestone method legacy revenue guidance of ASC 605-28.

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

We have entered into the following two contracts/grants with the National Cancer Institute (NCI), part of the NIH over the past two years:

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

During the fiscal year ended March 31, 2019, we recognized $80,000 in government contract revenue under this grant as a result of the work involved in completing one of the three technical objectives of the contract (Aim 1. “To evaluate Hemopurifier-mediated capture of breast cancer exosomes”).

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

In the fiscal year ended March 31, 2019, we performed work under the contract covering the remainder of the technical objectives of the contract (Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma and Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes and Aim 3: To evaluate the functional integrity of melanoma exosomes purified by the Hemopurifier and immunocapture isolation steps). As a result, we invoiced NIH for $149,625 during the fiscal year ended March 31, 2019.

In the fiscal year ended March 31, 2018, we performed work under the contract completing the majority of the first two technical objectives of the contract (Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma and Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes). As a result we invoiced NIH for $149,625 during the fiscal year ended March 31, 2018.

The Melanoma Cancer Contract is now completed.

STOCK-BASED COMPENSATION

Employee stock options and rights to purchase shares under stock participation plans are accounted for under the fair value method. Accordingly, share-based compensation is measured when all granting activities have been completed, generally the grant date, based on the fair value of the award. The exercise price of options is generally equal to the market price of the Company’s common stock (defined as the closing price as quoted on the Nasdaq Capital Market or OTCBB on the date of grant). Compensation cost recognized by the Company includes (a) compensation cost for all equity incentive awards granted prior to April 1, 2006, but not yet vested, based on the grant-date fair value estimated in accordance with the original provisions of the then current accounting standards, and (b) compensation cost for all equity incentive awards granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of subsequent accounting standards. We use a Binomial Lattice option pricing model for estimating fair value of options granted (see Note 5).

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on loss per common share during the years ended March 31, 2019 and 2018:

Our total stock-based compensation for fiscal years ended March 31, 2019 and 2018 included the following:

	Fiscal Years Ended
	March 31, 2019	March 31, 2018
Vesting of Stock Options and Restricted Stock Units	$1,319,001	$1,260,769
Total Stock-Based Compensation Expense	$1,319,001	$1,260,769

Weighted average number of common shares outstanding – basic and diluted	18,124,707	12,317,074

Basic and diluted loss per common share	$(0.07)	$(0.10)

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

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2007 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2019 was insignificant.

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

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a “Beneficial Conversion Feature” (“BCF”). We measure the estimated fair value of the BCF in circumstances in which the conversion feature is not required to be separated from the host instrument and accounted for separately, and record that value in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred approximately $896,000 and $586,000 of research and development expenses for the years ended March 31, 2019 and 2018, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial statements.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

During the fiscal year ended March 31, 2018, we adopted FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amended Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. This pronouncement simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We adopted this ASU effective April 1, 2017 and the adoption did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the standard provided guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers upon transfer of control. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 by one year. We elected to adopt the standard effective April 1, 2017, and the adoption did not have a material impact on our financial statements as existing government contracts and grants with non-customers are not in scope of Topic 606. As the government contracts are not within the scope of ASC Topic 606, the Company has elected to continue to account for the revenues related to these agreements under the milestone method legacy revenue guidance of ASC 605-28.

ASU 2016-02, Leases (Topic 842) changes the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact the adoption of ASU 2016-02 will have on our financial statements and disclosures. We expect to record a right of use asset and corresponding liability which are not expected to be material to the consolidated financial statements.

2. PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	March 31, 2019	March 31, 2018
Furniture and office equipment, at cost	$374,364	$376,907
Accumulated depreciation	(368,343)	(349,355)
	$6,021	$27,552

Depreciation expense for the years ended March 31, 2019 and 2018 was $21,531 and $26,494, respectively.

3. PATENTS

Patents consist of the following:

	March 31, 2019	March 31, 2018
Patents	$211,645	$211,645
Accumulated amortization	(144,977)	(135,813)
	$66,668	$75,832

Amortization expense for patents for each of the years ended March 31, 2019 and 2018 was $9,164. Future amortization expense on patents is estimated to be approximately $9,000 per year based on the estimated life of the patents. The weighted average remaining life of our patents is approximately 2.1 years.

4. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable, Net consisted of the following at March 31, 2019:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable, Net:
November 2014 10% Convertible Notes (due July 1, 2019)	$612,811	$(18,701)	$594,110	$37,309
December 2016 10% Convertible Notes (due July 1, 2019)	379,780	(11,589)	368,191	22,264
Total Convertible Notes Payable, Net	$992,591	$(30,290)	$962,301	$59,573

During the fiscal year ended March 31, 2019, we recorded interest expense of $99,260 related to the contractual interest rates of our convertible notes and interest expense of $121,148 related to the amortization of the note discount for a total interest expense of $220,408 related to our convertible notes in the fiscal year ended March 31, 2019. All of the unamortized discount at March 31, 2019 related to the note discount established upon the second amendment to the November 2014 10% Convertible Notes and to the December 2016 10% Convertible Notes (see below). Accrued interest is included in other current liabilities (see Note 7).

As the Convertible Notes are due on July 1, 2019, we plan to either repay the Convertible Notes with cash or to satisfy some or all of the indebtedness through share conversions (see Note 11).

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

The following table shows the changes to the principal balance of the November 2014 10% Convertible Notes:

Activity in the November 2014 10% Convertible Notes
Initial principal balance	$527,780
Increase in principal balance under the second amendment (see above)	165,031
Conversions during the fiscal year ended March 31, 2017	(80,000)
Balance as of March 31, 2018 & March 31, 2019	$612,811

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

The following table shows the changes to the principal balance of the December 2016 10% Convertible Notes:

Activity in the December 2016 10% Convertible Notes
Initial principal balance	$680,400
Conversions during the fiscal year ended March 31, 2018	(300,620)
Balance as of March 31, 2018 & March 31, 2019	$379,780

5. EQUITY TRANSACTIONS

ISSUANCES OF COMMON STOCK AND WARRANTS

Equity Transactions in the Fiscal Year Ended March 31, 2019.

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

In the fiscal year ended March 31, 2019, we raised aggregate net proceeds of $1,048,371 (net of $32,471 in commissions to H.C. Wainwright and $5,447 in other offering expenses) under this Agreement through the sale of 773,221 shares at an average price of $1.36 per share of net proceeds.

Warrant Exercises

In the fiscal year ended March 31, 2019, investors that participated in our October 2017 public offering exercised 283,300 warrants for aggregate cash proceeds to us of $311,630 before expenses.

Restricted Shares Issued for Services

During the fiscal year ended March 31, 2019, we issued 15,000 shares of restricted common stock at a price of $1.29 per share, the market price at time of issuance, in payment for investor relations consulting services. The aggregate value of this share issuance was $19,350.

Stock Option Issuances

During the fiscal year ended March 31, 2019, we issued an option to our new CEO to purchase 552,625 shares of common stock at a price of $1.25 per share, the closing price on the date of the option grant.

Restricted Stock Unit Grants to Directors and Executive Officers

On August 9, 2016, our Board of Directors established a restricted stock unit program as a tool to provide stock-based compensation to our officers and directors. The RSUs represent the right to be issued on a future date shares of our common stock for vested RSUs.

During the fiscal year ended March 31, 2019, 207,471 vested RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 112,260 of the RSUs were cancelled and we issued a net 95,211 shares to our executives.

During the fiscal year ended March 31, 2019, 145,481 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As four of our five independent directors elected to return 40% of their RSUs in exchange for cash in order to pay their withholding taxes on the share issuances, 47,471 of the RSUs were cancelled and we paid $54,278 in cash to those independent directors.

Equity Transactions in the Fiscal Year Ended March 31, 2018.

Common Stock Sales Agreement with H.C. Wainwright

On June 28, 2016, we entered into a Common Stock Sales Agreement (the “Agreement”) with H.C. Wainwright which establishes an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the Agreement. The Agreement provides for the sale of shares of our common stock having an aggregate offering price of up to $12,500,000 (the “Shares”).

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

Restricted Shares Issued for Services

During the fiscal year ended March 31, 2018, we issued 15,000 shares of restricted common stock at a price of $2.24 per share, the market price at time of issuance, in payment for investor relations consulting services valued at $33,600 based on the grant date closing market price of our common stock.

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

Restricted Stock Unit Grants to Directors and Executive Officers

On August 9, 2016, our Board of Directors established a restricted stock unit program as a tool to provide stock-based compensation to our officers and directors. The RSUs represent the right to be issued on a future date shares of our common stock for vested RSUs.

During the fiscal year ended March 31, 2018, 184,500 vested RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 97,238 of the RSUs were cancelled and we issued a net 87,262 shares to our executives.

During the fiscal year ended March 31, 2018, 168,309 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As three of our four independent directors elected to return 40% of their RSUs in exchange for cash in order to pay their withholding taxes on the share issuances, 44,983 of the RSUs were cancelled and we paid $52,998 in cash to those independent directors.

WARRANTS:

During the fiscal year ended March 31, 2019, we did not issue any warrants.

During the fiscal year ended March 31, 2018, we issued 5,618,182 warrants, including 163,636 warrants issued to the placement agent, H.C. Wainwright, in connection with our October 2017 public offering (see Note 6). Those warrants have a five year term and have an exercise price of $1.10 per share.

Based on the above assumptions, we valued the warrants issued during the fiscal year ended March 31, 2018 as follows:

•	The 5,618,182 warrants issued in our October 2017 public offering were valued at $3,988,909 and we classified that fair value as equity.

A summary of the aggregate warrant activity for the years ended March 31, 2019 and 2018 is presented below:

	Fiscal Year Ended March 31,
	2019		2018
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	5,922,571	$1.80	2,604,096	$3.64
Granted	–	N/A	5,618,182	$1.10
Exercised	(283,300)	$1.10	(2,160,350)	$1.10
Cancelled/Forfeited	(494,396)	$2.84	(139,357)	$6.52
Outstanding, end of year	5,144,875	$1.80	5,922,571	$1.80
Exercisable, end of year	5,144,875	$1.80	5,922,571	$1.80
Weighted average estimated fair value of warrants granted		N/A		$0.71

The following outlines the significant weighted average assumptions used to estimate the fair value of warrants granted in the fiscal year ended March 31, 2018 utilizing the Binomial Lattice option pricing model:

Fiscal Year Ended
March 31, 2018
Risk free interest rate	1.38% - 1.92%
Average expected life	5 years
Expected volatility	100.2% - 111.1%
Expected dividends	None

The expected volatility was based on the historic volatility. The expected life of options granted was based on the “simplified method” as described in the SEC’s guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

The detail of the warrants outstanding and exercisable as of March 31, 2019 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.10 or Below	3,174,532	3.58	$1.10	3,174,532	$1.10
$3.95 - $4.94	1,377,087	2.59	$4.06	1,377,087	$4.06
$5.20 - $12.05	593,256	1.30	$6.62	593,256	$6.62
	5,144,875			5,144,875

STOCK-BASED COMPENSATION:

2010 STOCK INCENTIVE PLAN

In August 2010, we adopted the 2010 Stock Incentive Plan, to provide incentives to attract, retain and motivate employees, directors and consultants, whose present and potential contributions are important to our success, by offering them an opportunity to participate in our future performance through awards of options, the right to purchase common stock, stock bonuses and stock appreciation rights and other awards. We initially authorized a total of 70,000 common shares for issuance under the 2010 Stock Incentive Plan.

On January 26, 2016, our Board of Directors approved an amendment to the 2010 Stock Incentive Plan to increase the total number of shares of common stock authorized for issuance under the plan to 3,170,000 shares, subject to amendment of our Articles of Incorporation to increase our authorized common stock. On March 29, 2016, at which our stockholders approved the Amended 2010 Stock Incentive Plan and an amendment of our Articles of Incorporation to increase our authorized common stock to 30,000,000 shares. On March 31, 2016, we filed a Certificate of Amendment to our Articles of Incorporation to effect the increase in our authorized common stock. As a result of such amendment, the Amended 2010 Stock Incentive Plan became effective on March 31, 2016. At March 31, 2019, we had 1,711,050 shares available for issuance under this plan.

RESTRICTED STOCK UNIT GRANTS TO DIRECTORS AND EXECUTIVE OFFICERS

On August 9, 2016, our Board of Directors established a restricted stock unit program as a tool to provide stock-based compensation to our officers and directors. The RSUs represent the right to be issued on a future date shares of our common stock for vested RSUs.

During the fiscal year ended March 31, 2019, 207,471 vested RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 112,260 of the RSUs were cancelled and we issued a net 95,211 shares to our executives.

During the fiscal year ended March 31, 2019, 145,481 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As four of our five independent directors elected to return 40% of their RSUs in exchange for cash in order to pay their withholding taxes on the share issuances, 47,471 of the RSUs were cancelled and we paid $54,278 in cash to those independent directors.

2012 NON-EMPLOYEE DIRECTORS COMPENSATION PROGRAM

In July 2012, our Board of Directors approved a board compensation program that modified and superseded the Company’s 2005 Directors Compensation Program (the “Non-Employee Director Plan”), which was previously in effect for our non-employee Directors. Under the Non-Employee Director Plan, an eligible director will receive initial and annual equity grants and cash compensation.

In June 2014 and August 2016, our Board of Directors approved further amendments to the Non-Employee Director Plan. Under this modified program, a new eligible director will receive an initial grant of $50,000 worth of RSUs or, at the discretion of our Board of Directors, options to acquire shares of common stock. RSUs granted under this provision will be valued based on the average of the closing prices of the common stock for the five trading days preceding and including the date of grant and will vest at a rate determined by our Board of Directors in its discretion, typically over one year, partially on the date of grant and in equal quarterly installments thereafter. Options granted under this plan will have an exercise price equal to the fair market value on the date of grant. Such options will have a term of ten years and will vest at a rate determined by our Board of Directors in its discretion.

In addition, under the Non-Employee Director Plan, at the beginning of each fiscal year, each existing director eligible to participate will receive a grant of $35,000 worth of RSUs or, at the discretion of our Board of Directors, options to acquire shares of common stock. RSUs granted under this provision will be valued based on the average of the closing prices of the common stock for the five trading days preceding and including the first day of the fiscal year (or preceding and including the date of grant, if such grant is not made on the first day of the fiscal year) and will vest at a rate determined by our Board of Directors in its discretion, typically in equal quarterly installments over one year. Options granted under this plan will have an exercise price equal to the Fair Market value on the date of grant. Such options will have a term of ten years and will vest at a rate determined by our Board of Directors in its discretion.

In lieu of per meeting fees, eligible directors receive an annual board retainer fee of $30,000. The Non-Employee Director Plan also provides for the following annual retainer fees: Audit Committee Chair - $5,000, Compensation Committee chair - $5,000, Nominating Committee chair - $5,000, Audit Committee member - $4,000, Compensation Committee member - $4,000, Nominating Committee member - $4,000 and lead independent director - $15,000.

The RSU grants and the changes to the Non-Employee Director Plan were approved and recommended by our Compensation Committee prior to approval by our Board of Directors.

Dr. Fisher additionally is compensated $90,000 per year for his services as Chairman of our Board, which our Board of Directors considers to be fees payable as a member of our Board of Directors or a Committee of our Board for purposes of Section 10A-3 of the rules promulgated under the Securities Exchange Act of 1934, as amended. To the extent payment of such fees are construed to not be fees payable as a member of our Board of Directors or a Committee of our Board, then our Board of Directors considers that Dr. Fisher may act as a member of its Audit Committee under Nasdaq Rule 5605(c)(2)(B) as our Board of Directors has determined that it is in the best interests of our Company and its stockholders for Dr. Fisher to continue to serve on its Audit Committee. The Board has awarded compensation to non-employee directors in the past outside of the Non-Employee Director Plan.

RSUs outstanding that have vested and are expected to vest as of March 31, 2019 are as follows:

Number of RSUs
Vested	46,125
Expected to vest	138,375
Total	184,500

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

During the fiscal year ended March 31, 2019, 207,471 vested RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 112,260 of the RSUs were cancelled and we issued a net 95,211 shares to our executives.

During the fiscal year ended March 31, 2019, 145,481 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As four of our five independent directors elected to return 40% of their RSUs in exchange for cash in order to pay their withholding taxes on the share issuances, 47,471 of the RSUs were cancelled and we paid $54,278 in cash to those independent directors.

STAND-ALONE GRANTS

From time to time our Board of Directors grants common stock or common share purchase options or warrants to selected directors, officers, employees and consultants as equity compensation to such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

STOCK OPTION ACTIVITY

During the fiscal year ended March 31, 2019, we issued an option to our new CEO to purchase 552,625 shares of common stock at a price of $1.25 per share, the closing price on the date of the option grant. During the fiscal year ended March 31, 2018, we issued options to four of our employees to purchase 34,500 shares of common stock at a price of $1.68 per share, the closing price on the date of the approval of the option grants by our compensation committee.

The following is a summary of the stock options outstanding at March 31, 2019 and 2018 and the changes during the years then ended:

	Fiscal Year Ended March 31,
	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	415,047	$9.67	388,047	$10.23
Granted	552,625	$1.25	34,500	$1.68
Exercised	–	N/A	–	N/A
Cancelled/Forfeited	(81,000)	$16.55	(7,500)	$1.68
Outstanding, end of year	886,672	$3.79	415,047	$9.67
Exercisable, end of year	316,047	$8.36	388,047	$10.23
Weighted average estimated fair value of options granted		$1.10		$1.46

The detail of the options outstanding and exercisable as of March 31, 2019 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.25 - $1.68	579,625	9.68 years	$1.27	9,000	$1.68
$3.80 - $9.50	184,047	4.82 years	$5.93	184,047	$5.93
$12.50	123,000	1.76 years	$12.50	123,000	$12.50
	886,672			316,047

We recorded stock-based compensation expense related to restricted stock unit issuances and to options granted totaling $1,319,001 and $1,260,769 for the fiscal years ended March 31, 2019 and 2018, respectively. These expenses were recorded as stock compensation included in payroll and related expenses in the accompanying consolidated statement of operations for the years ended March 31, 2019 and 2018.

Our total stock-based compensation for fiscal years ended March 31, 2019 and 2018 included the following:

	Fiscal Year Ended
	March 31, 2019	March 31, 2018
Vesting of restricted stock units	$1,262,794	$1,212,794
Vesting of stock options	56,207	47,975
Total Stock-Based Compensation	$1,319,001	$1,260,769

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2019 was insignificant.

As of March 31, 2019, we had $1,998,802 of remaining unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average remaining vesting period of 1.33 years.

On March 31, 2019, our stock options had a negative intrinsic value since the closing price on that date of $0.95 per share was below the weighted average exercise price of our stock options.

6. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Historically, certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. There were no such related party transactions during the fiscal year ended March 31, 2019 except that we had accrued unpaid Board fees of $69,750 owed to our outside directors as of March 31, 2019.

As a result of entering into a Separation and Consulting Agreement with our former CEO, we paid out accrued vacation of $32,083 to that former executive in December 2018 (see Note 8 and Note 13). That accrued vacation was previously recorded in the due to related parties account.

Due to related parties were comprised of the following items:

	March 31, 2019	March 31, 2018
Accrued board fees	$69,750	$60,750
Accrued vacation	13,904	29,616
Total due to related parties	$83,654	$90,366

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	March 31, 2019	March 31, 2018
Accrued interest	$59,573	$55,701
Accrued separation expenses for former executives (see Note 6 and Note 12)	355,189	–
Accrued professional fees	231,238	207,440
Total other current liabilities	$646,000	$263,141

8. INCOME TAXES

On December 22, 2017, Public Law No. 115-97, commonly referred to as the 2017 Tax Act, was enacted into law. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017.

ASC 740 requires the Company to recognize the effect of the 2017 Tax Act in the first interim period including the date of enactment. The tax rate change was administratively effective at the beginning of the Company’s 2018 fiscal year utilizing a blended statutory federal rate for the annual period. As a result, the blended federal statutory tax rate for fiscal year 2018 is 30.75%. The lower federal corporate tax rate also required the Company to remeasure its U.S. deferred tax assets and liabilities as well as reassess the realizability of its deferred tax assets and liabilities. The Company recognized the income tax effects in its financial statements for the fiscal year ended March 31, 2018 in accordance with SAB 118 as described in Note 2. In accordance with SAB 118, the Company recorded a decrease in its net deferred tax assets of $7.6 million with a corresponding decrease to its valuation allowance to account for this rate reduction.

For the years ended March 31, 2019 and 2018, we had no income tax expense due to our net operating losses and 100% deferred tax asset valuation allowance.

At March 31, 2019 and 2018, we had net deferred tax assets as detailed below. These deferred tax assets are primarily composed of capitalized research and development costs and tax net operating loss carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a 100% valuation has been established to offset the net deferred tax assets.

Significant components of our net deferred tax assets at March 31, 2019 and 2018 are shown below:

	YEAR ENDED MARCH 31,
	2019	2018
Deferred tax assets:
Capitalized research and development	$3,442,000	$3,442,000
Net operating loss carryforwards	17,221,000	16,257,000
Stock compensation	944,000	575,000
Total deferred tax assets	21,607,000	20,274,000

Total deferred tax liabilities	–	–

Net deferred tax assets	21,607,000	20,274,000
Valuation allowance for deferred tax assets	(21,607,000)	(20,274,000)

Net deferred tax assets	$–	$–

At March 31, 2019, we had tax net operating loss carryforwards for federal and state purposes approximating $66 million and $48 million, which begin to expire in the year 2021.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the years ended March 31, 2019 and 2018 due to the following:

	2019	2018

Income taxes (benefit) at federal statutory rate of 21.00%	$(1,306,000)	$(1,753,000)
State income tax, net of federal benefit	(434,000)	(349,000)
Tax effect on non-deductible expenses and credits	41,000	74,000
True up items	(41,000)	0
Expiration of state net operating loss carryforwards	407,000	0
Change in valuation allowance[1]	1,333,000	(5,546,000)
Change in tax rate	0	7,574,000
	$–	$–

 ______________

(1) Pursuant to Internal Revenue Code Sections 382, use of our tax net operating loss carryforwards may be limited.

ASC 740, “Income Taxes”, clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements, and prescribes recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended March 31, 2019 and 2018, we did not recognize any interest or penalties relating to tax matters.

At and for the years ended March 31, 2019 and 2018, management does not believe the Company has any uncertain tax positions. Accordingly, there are no unrecognized tax benefits at March 31, 2019 or March 31, 2018.

Our tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state. We are currently not under examination by any taxing authorities.

9. GOVERNMENT CONTRACTS AND GRANTS AND RELATED REVENUE RECOGNITION

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

During the fiscal year ended March 31, 2019, we recognized $80,000 in government contract revenue under this grant as a result of the work involved in completing one of the three technical objectives of the contract (Aim 1. “To evaluate Hemopurifier-mediated capture of breast cancer exosomes”).

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

In the fiscal year ended March 31, 2019, we performed work under the contract covering the remainder of the technical objectives of the contract (Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma and Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes and Aim 3: To evaluate the functional integrity of melanoma exosomes purified by the Hemopurifier and immunocapture isolation steps). As a result, we invoiced NIH for $149,625 during the fiscal year ended March 31, 2019.

In the fiscal year ended March 31, 2018, we performed work under the contract completing the majority of the first two technical objectives of the contract (Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma and Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes). As a result we invoiced NIH for $149,625 during the fiscal year ended March 31, 2018.

The Melanoma Cancer Contract is now completed.

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

The following tables set forth certain information regarding our segments:

	Fiscal Years Ended March 31,
	2019	2018
Revenues:
Aethlon	$229,625	$149,625
ESI	–	–
Total Revenues	$229,625	$149,625

Operating Losses:
Aethlon	$(5,875,094)	$(4,729,719)
ESI	(123,923)	(101,397)
Total Operating Loss	$(5,999,017)	$(4,831,116)

Net Losses:
Aethlon	$(6,095,581)	$(5,598,440)
ESI	(123,923)	(101,397)
Net Loss Before Non-Controlling Interests	$(6,219,504)	$(5,699,837)

Cash:
Aethlon	$3,827,555	$6,972,450
ESI	519	1,620
Total Cash	$3,828,074	$6,974,070

Total Assets:
Aethlon	$4,122,445	$7,350,284
ESI	519	1,620
Total Assets	$4,122,964	$7,351,904

Capital Expenditures:
Aethlon	$–	$24,823
ESI	–	–
Capital Expenditures	$–	$24,823

Depreciation and Amortization:
Aethlon	$30,695	$35,658
ESI	–	–
Total Depreciation and Amortization	$30,695	$35,658

Interest Expense:
Aethlon	$220,487	$361,597
ESI	–	–
Total Interest Expense	$220,487	$361,597

11. SUBSEQUENT EVENTS

Management has evaluated events subsequent to March 31, 2019 through the date that the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NIH Contract -- In May 2019, we invoiced NIH for $30,000 under the NCI grant and received that $30,000 amount.

Restricted Stock Unit (“RSU”) Grants and Issuances – In April 2019, per the 2012 Non-Employee Directors Compensation Program (the “2012 Program”), we issued additional RSUs of $35,000 in value to each of our independent directors as the stock-based compensation element of their overall directors’ compensation for the fiscal year ending March 31, 2020. Those grants were based on the closing price on the one business day prior to the grant date. That price was $0.95 per share for the RSU calculations. Therefore, a 36,842 RSUs were issued to each of our five independent directors, or a total of 184,210 RSUs. All of those RSUs will vest ratably on June 30, 2019, September 30, 2019, December 31, 2019 and March 31, 2020.

In June 2019 under the above noted vesting program, 46,053 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As four of our five independent directors elected to return 40% of their RSUs in exchange for cash in order to pay their withholding taxes on the share issuances, 14,737 of the RSUs were cancelled and we paid $5,453 in cash to those independent directors.

In April 2019, 46,125 RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSUs in exchange for the Company paying the related withholding taxes on the share issuance, 34,174 of the RSUs were cancelled, and we issued a net 21,701 shares to our executives.

ATM Sales - Subsequent to March 31, 2019, we sold 46,300 shares of our common stock under our Common Stock Sales Agreement with H.C. Wainwright (see Note 6) and from those sales raised net proceeds of $36,622 (after deducting $1,141 in commissions to H.C. Wainwright and $266 in other offering expenses), at an average price of $0.79 per share of net proceeds.

Convertible Notes – In May 2019, we executed an agreement with the holders of the outstanding Convertible Notes to reduce the conversion price on the Convertible Notes to $0.68 per share. Also in May 2019, we made a partial principal payment of $100,000 in aggregate on the outstanding Convertible Notes. As the Convertible Notes are due on July 1, 2019, we plan to either repay the Convertible Notes with cash or to satisfy some or all of the indebtedness through share conversions (see Note 4).

Strategic Cross-License Agreement – On June 30, 2019, we entered into a strategic joint cross-licensing agreement with SeaStar Medical, Inc. (“SeaStar”) to jointly develop our and SeaStar’s respective combined medical devices to address the care and management of critically ill patients. Dr. Charles J. Fisher, Jr., our Chairman of the Board, is also the Executive Chairman and CEO of SeaStar.

12. COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have had the following material changes to our contractual obligations and commitments outside the ordinary course of business during the fiscal year ended March 31, 2019:

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

The total expense accrued at December 31, 2018, the month of the separations, relating to the separation agreements with Mr. Joyce and our former President, Rodney Kenley, was $505,609 (see Note 7 and Note 8). Following cash expenditures related to the separation agreements subsequent to the creation of the accrual, the balance at March 31, 2019 was $355,189 (see Note 7).

In December 2018, we entered into employment agreements with Timothy C. Rodell, M.D., our current interim Chief Executive Officer (“CEO”) and James B. Frakes, our Chief Financial Officer. Those agreements will be in effect until the CEO or CFO retire or cease to be employed by us. Under the terms of the agreement, if the CEO or CFO are terminated they may become eligible to receive a salary continuation payment in the amount of at least twelve months’ base salary, which were $390,000 and $260,000, respectively.

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

Rent expense, which is included in general and administrative expenses, approximated $169,000 and $136,000 for the fiscal years ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, our commitments under the lease agreements are as follows:

	2020	2021	2022	Totals
9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123 office lease	$98,622	$102,074	$43,670	$244,366

11585 Sorrento Valley Road, Suite 109, San Diego, CA 92121 office lease	37,602	–	–	37,602
Total Lease Commitments	$136,224	$102,074	$43,670	$281,968

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

