Form 10-Q
period 2019-06-30
AETHLON MEDICAL INC
filed 2019-08-14
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(858) 459-7800

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AEMD	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   ☒    NO   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of August 14, 2019, the registrant had outstanding 19,697,482 shares of common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$2,492,354	$3,828,074
Prepaid expenses and other current assets	151,717	210,042
Total current assets	2,644,071	4,038,116

Property and equipment, net	6,330	6,021
Right-of-use lease asset	205,968	–
Patents, net	64,377	66,668
Deposits	12,159	12,159
Total assets	$2,932,905	$4,122,964

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$276,116	$131,931
Due to related parties	94,442	83,654
Convertible notes payable, net	892,591	962,301
Lease liability, current portion	93,077	–
Other current liabilities	441,228	646,000
Total current liabilities	1,797,454	1,823,886

Lease liability, less current portion	117,259	–
Total liabilities	1,914,713	1,823,886

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 19,103,570 and 19,004,253 shares issued and outstanding as of June 30, 2019 and March 31, 2019, respectively	19,104	19,004
Additional paid-in capital	108,844,836	108,058,538
Accumulated deficit	(107,718,857)	(105,652,433)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	1,145,083	2,425,109

Noncontrolling interests	(126,891)	(126,031)

Total stockholders’ equity	1,018,192	2,299,078

Total liabilities and stockholders’ equity	$2,932,905	$4,122,964

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018

REVENUES

Government contract revenue	$30,000	$149,625

OPERATING EXPENSES
Professional fees	607,578	449,435
Payroll and related expenses	605,995	602,565
General and administrative	382,615	194,897
Total operating expenses	1,596,188	1,246,897
OPERATING LOSS	(1,566,188)	(1,097,272)

OTHER EXPENSE
Interest and other debt expenses	54,085	55,104
Loss on debt extinguishment	447,011	–
Total other expense	501,096	55,104
NET LOSS	(2,067,284)	(1,152,376)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(860)	(6,148)

NET LOSS ATTRIBUTABLE TO AETHLON MEDICAL, INC.	$(2,066,424)	$(1,146,228)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.11)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	19,057,255	17,754,728

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2019 and 2018

(Unaudited)

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY
BALANCE - MARCH 31, 2019	19,004,253	$19,004	$108,058,538	$(105,652,433)	$(126,031)	$2,299,078

Issuances of common stock for cash under at the market program	46,300	47	36,575	–	–	36,622

Loss on debt extinguishment	–	–	447,011	–	–	447,011

Issuance of common shares upon vesting of restricted stock units	53,017	53	(23,824)	–	–	(23,771)

Stock-based compensation expense	–	–	326,536	–	–	326,536

Net loss	–	–	–	(2,066,424)	(860)	(2,067,284)

BALANCE - JUNE 30, 2019	19,103,570	$19,104	$108,844,836	$(107,718,857)	$(126,891)	$1,018,192

BALANCE - MARCH 31, 2018	17,739,511	17,740	105,574,014	(99,457,714)	(101,246)	6,032,794

Issuance of common shares upon vesting of restricted stock units	21,695	22	(32,759)	–	–	(32,737)

Stock-based compensation expense	–	–	263,162	–	–	263,162

Net loss	–	–	–	(1,146,228)	(6,148)	(1,152,376)

BALANCE - JUNE 30, 2018	17,761,206	$17,762	$105,804,417	$(100,603,942)	$(107,394)	$5,110,843

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Cash flows used in operating activities:
Net loss	$(2,067,284)	$(1,152,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,868	8,109
Stock based compensation	326,536	263,162
Loss on debt extinguishment	447,011	–
Amortization of debt discount	30,287	30,287
Accretion of right-of-use lease asset	661	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	58,325	38,886
Accounts payable and other current liabilities	(56,877)	(6,499)
Due to related parties	10,788	–
Net cash used in operating activities	(1,247,685)	(818,431)

Cash flows used in investing activities:
Purchases of property and equipment	(886)	–
Net cash used in investing activities	(886)	–

Cash flows (used in) provided by financing activities:
Proceeds from the issuance of common stock, net	36,622	–
Principal payments on convertible notes	(100,000)	–
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(23,771)	(32,737)
Net cash used in financing activities	(87,149)	(32,737)

Net decrease in cash	(1,335,720)	(851,168)

Cash at beginning of period	3,828,074	6,974,070

Cash at end of period	$2,492,354	$6,122,902

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$71,978	$–

Supplemental disclosures of non-cash investing and financing activities:
Initial recognition of right-of-use lease asset and lease liability	$228,694	$–
Par value of shares issued for vested restricted stock units	$53	$22

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

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

Successful outcomes of human trials will also be required by the regulatory agencies of certain foreign countries where we plan to sell the Hemopurifier. Some of our patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier treatment technology.

Our executive offices are located at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123. Our telephone number is (858) 459-7800. Our website address is www.aethlonmedical.com.

Our common stock is listed on the Nasdaq Capital Market under the symbol “AEMD.”

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended June 30, 2019, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 except as described below.

Leases

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term. The Company calculates the present value of lease payments using the discount rate implicit in the lease, unless that rate cannot be readily determined. In that case, the Company uses its incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis an amount equal to the lease payments over the expected lease term. The Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date.

After lease commencement, the Company measures its leases as follows: (i) the lease liability based on the present value of the remaining lease payments using the discount rate determined at lease commencement; and (ii) the right-of-use lease asset based on the remeasured lease liability, adjusted for any unamortized lease incentives received, any unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease agreement. Rent expense is recorded on a straight-line basis over the expected lease term (See Note 4).

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2019, included in the Company's Annual Report on Form 10-K filed with the SEC on July 1, 2019. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial statements as of and for the three months ended June 30, 2019, and the condensed consolidated statement of cash flows for the three months ended June 30, 2019. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2019 has been derived from the audited consolidated balance sheet at March 31, 2019, contained in the above referenced 10-K. The results of operations for the three months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at June 30, 2019 had an accumulated deficit of approximately $107,719,000. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern for the twelve months from the issuance of these financial statements. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements through at least twelve months from the issuance date of these condensed consolidated financial statements through debt and/or equity financing arrangements as well as through revenues and related cash receipts under our government contract (see Note 9).

We are currently addressing our liquidity issue by seeking additional investment capital through issuances of common stock under our existing S-3 registration statement, or by issuing shares under S-1 registration statements and by applying for additional grants issued by government agencies in the United States. We believe that our cash on hand and funds expected to be received from additional debt and equity financing arrangements will be sufficient to meet our liquidity needs for the twelve month period from the date of this filing. However, no assurance can be given that we will receive any funds in addition to the funds we have received to date.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

The condensed consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period of computation. The weighted average number of common shares outstanding for the three months ended June 30, 2019 and 2018 included common shares underlying 42,875 vested restricted stock units. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional dilutive common shares that would have been outstanding if potential common shares had been issued, if such additional common shares were dilutive. Since we had net losses for all periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded as their effect would be antidilutive.

As of June 30, 2019 and 2018, a total of 7,534,759 and 7,145,647 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants, unvested restricted stock units and convertible notes payable, were excluded as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three month periods ended June 30, 2019 and 2018, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	June 30,	June 30,
	2019	2018
Three months ended	$248,871	$194,784

4. Recent Accounting Pronouncements

The Company adopted ASU 2016-02 on April 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11. As a result, the Company recorded lease liabilities and right-of-use lease assets of $228,694 on its balance sheet as of April 1, 2019. The lease liabilities represent the present value of the remaining lease payments of the Company’s corporate headquarters lease (see Note 13), discounted using the Company’s incremental borrowing rate as of April 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities and the cumulative difference between rent expense and amounts paid under its corporate headquarters lease. The Company also elected the short-term lease recognition exemption for its laboratory lease. For the laboratory lease that qualified as short-term, the Company did not recognize ROU assets or lease liabilities at adoption. The adoption of ASU 2016-02 did not have a material impact on either the statement of operations or statement of cash flows for the three months ended June 30, 2019.

Topic 842 also allows lessees and lessors to elect certain practical expedients. The Company elected the following practical expedients:

●	Transitional practical expedients, which must be elected as a package and applied consistently to all of the Company’s leases:

○	The Company need not reassess whether any expired or existing contracts are or contain leases.

○	The Company need not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with the previous guidance will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with the previous guidance will be classified as finance leases).

○	The Company need not reassess initial direct costs for any existing leases.

●	Hindsight practical expedient. The Company elected the hindsight practical expedient in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of the Company’s right-of-use assets.

5. CONVERTIBLE NOTES PAYABLE, NET

Convertible Notes Payable, Net consisted of the following at June 30, 2019:

	Principal	Unamortized Discount	Net Amount	Accrued Interest
Convertible Notes Payable, Net:
November 2014 10% Convertible Notes (due July 1, 2019)	$512,811	$–	$512,811	$6,604
December 2016 10% Convertible Notes (due July 1, 2019)	379,780	–	379,780	4,748
Total Convertible Notes Payable, Net	$892,591	$–	$892,591	$11,352

During the three months ended June 30, 2019, we recorded interest expense of $23,759 related to the contractual interest rates of our convertible notes and interest expense of $30,287 related to the amortization of the note discount for a total interest expense of $54,046 related to our convertible notes in the three month period ended June 30, 2019. Accrued interest is included in other current liabilities (see Note 8).

During the three months ended June 30, 2019, we reduced the conversion price on the convertible notes from $3.00 per share to $0.68 per share. The modification of the convertible notes was evaluated under ASC 470-50-40 and the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. Under the extinguishment accounting we recorded a loss on debt extinguishment of $447,011.

Also during the three months ended June 30, 2019, we paid down $100,000 of the principal balances of the convertible notes and paid the accrued interest through May 2019. In July 2019, we paid off the remaining principal balance and accrued interest shown in the above table (see Note 14).

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

6. EQUITY TRANSACTIONS IN THE THREE MONTHS ENDED JUNE 30, 2019

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

In the three months ended June 30, 2019, we raised aggregate net proceeds of $36,622 (net of $1,141 in commissions to H.C. Wainwright and $266 in other offering expenses) under this Agreement through the sale of 46,300 shares at an average price of $0.79 per share of net proceeds.

Restricted Stock Unit Grants

Our Board of Directors established the 2012 Non-Employee Directors Compensation Program, as amended through August 2016, or the Non-Employee Directors Plan, pursuant to which, in addition to cash compensation, directors of the Company who are not also employees may be granted stock-based compensation in the form of restricted stock units, or RSU’s. The RSUs represent the right to be issued on a future date shares of our common stock for RSUs which have then vested.

In April 2019, pursuant to the Non-Employee Directors Plan, we issued RSUs with a value of $35,000 to each of our non-employee directors, as the stock-based compensation element of their overall directors’ compensation, for the fiscal year ending March 31, 2020. Those grants were based on the closing price of our common stock on the one business day prior to the grant date, $0.95 per share. Therefore, 36,842 RSUs were issued to each of our five non-employee directors, for a total of 184,210 RSUs. All of the RSUs are subject to vesting in equal quarterly installments on June 30, 2019, September 30, 2019, December 31, 2019 and March 31, 2020.

In June 2019, 46,053 vested RSUs held by our non-employee directors were exchanged into the same number of shares of our common stock. Four of our five non-employee directors elected to return 40% of their vested RSUs in exchange for cash, in order to pay their withholding taxes on the share issuances, resulting in 14,737 of the vested RSUs being cancelled in exchange for $5,453 in aggregate cash proceeds to those independent directors.

In April 2019, 46,125 vested RSUs held by our current and former executive officers were exchanged for the same number of shares of our common stock. As these executives elected to net settle a portion of their vested RSUs in exchange for the Company paying the related withholding taxes of $18,318 on the share issuance, 34,174 of the vested RSUs were cancelled and we issued a net 21,701 shares to the executives and former executive.

RSUs outstanding that have vested as of, and are expected to vest subsequent to, June 30, 2019 are as follows:

Number of RSUs
Vested	42,875
Expected to vest	223,908
Total	266,783

During the three months ended June 30, 2019, 101,928 vested RSUs held by our non-employee directors and our executives and a former executive were exchanged into the same number of shares of our common stock. As our non-employee directors and the executives elected to net settle a portion of their RSU’s in exchange for a cash equivalent of the value of their shares equal to their estimated income taxes on the share issuance, 48,911 of the RSUs were cancelled and we issued a net 53,017 shares of common stock to our non-employee directors and the executive.

7. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2019 we accrued unpaid Board fees of $69,750 owed to our non-employee directors as of June 30, 2019.

Due to related parties were comprised of the following items:

	June 30, 2019	March 31, 2019
Accrued Board fees	$69,750	$69,750
Accrued vacation to all employees	24,692	13,904
Total due to related parties	$94,442	$83,654

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	June 30,	March 31,
	2019	2019
Accrued interest	$11,354	$59,573
Accrued separation expenses for former executives	218,343	355,189
Accrued professional fees	211,531	231,238
Total other current liabilities	$441,228	$646,000

9. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and stock options and the effect on basic and diluted loss per common share during the three month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Vesting of stock options and restricted stock units	$326,536	$263,162
Total stock-based compensation expense	$326,536	$263,162

Weighted average number of common shares outstanding – basic and diluted	19,057,255	17,754,728

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.02)	$(0.01)

All of the stock-based compensation expense recorded during the three months ended June 30, 2019 and 2018, which totaled $326,536 and $263,162, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the three months ended June 30, 2019 and 2018 represented an impact on basic and diluted loss per common share of $(0.02) in both periods.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended June 30, 2019 was insignificant.

Stock Option Activity

We did not issue any stock options during the three months ended June 30, 2019 and June 30, 2018.

Options outstanding that have vested and are expected to vest as of June 30, 2019 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Vested	325,047	$8.18	3.60
Expected to vest	561,625	$1.26	9.48
Total	886,672

A summary of stock option activity during the three months ended June 30, 2019 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2019	886,672	$1.25-$12.50	$3.79
Exercised	–	$–	$–
Granted	–	$–	$–
Cancelled/Expired	–	$–	$–
Stock options outstanding at June 30, 2019	886,672	$1.25 – $12.50	$3.79
Stock options exercisable at June 30, 2019	325,047	$1.68 – $12.50	$8.18

On June 30, 2019, our stock options had no intrinsic value since the closing price on that date of $0.37 per share was below the weighted average exercise price of our outstanding stock options.

At June 30, 2019, there was approximately $1,847,266 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 1.4 years.

10. WARRANTS

During the three months ended June 30, 2019 and 2018, we did not issue any warrants.

A summary of warrant activity during the three months ended June 30, 2019 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2019	5,144,875	$1.10 - $12.05	$2.54
Cancelled/Expired	(92,901)	$5.35 – $12.05	$6.94
Warrants outstanding at June 30, 2019	5,051,974	$1.10 – $8.35	$2.46
Warrants exercisable at June 30, 2019	5,051,974	$1.10 – $8.35	$2.46

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

During the three months ended June 30, 2019, we recognized $30,000 in government contract revenue under this grant as a result of the work involved in one of the three technical objectives of the contract (Aim 2. “Elution of a population of breast cancer exosomes from Hemopurifier cartridges that bear the signatures of malignancy based on expression of CSPG4 and HER2, for triple-negative or HER2-overexpressing cancers, respectively”).

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

12. SEGMENTS

We operate our businesses principally through two reportable segments: Aethlon, which represents our therapeutic business activities, and Exosome Sciences, Inc., or ESI, which represents our diagnostic business activities. Our reportable segments have been determined based on the nature of the potential products being developed. We record discrete financial information for ESI and our chief operating decision maker reviews ESI’s operating results in order to make decisions about resources to be allocated to the ESI segment and to assess its performance.

Aethlon’s revenue is generated primarily from government contracts to date and ESI does not yet have any revenues. We have not included any allocation of corporate overhead to the ESI segment.

The following tables set forth certain information regarding our segments:

	Three Months Ended June 30,
	2019	2018
Revenues:
Aethlon	$30,000	$149,625
ESI	–	–
Total Revenues	$30,000	$149,625

Operating Losses:
Aethlon	$(1,561,885)	$(1,066,530)
ESI	(4,303)	(30,742)
Total Operating Loss	$(1,566,188)	$(1,097,272)

Net Losses:
Aethlon	$(2,062,981)	$(1,121,634)
ESI	(4,303)	(30,742)
Net Loss Before Non-Controlling Interests	$(2,067,284)	$(1,152,376)

Cash:
Aethlon	$2,492,170	$6,120,796
ESI	184	2,106
Total Cash	$2,492,354	$6,122,902

Total Assets:
Aethlon	$2,932,721	$6,451,635
ESI	184	2,106
Total Assets	$2,932,905	$6,453,741

Capital Expenditures:
Aethlon	$886	$–
ESI	–	–
Capital Expenditures	$886	$–

Depreciation and Amortization:
Aethlon	$2,868	$8,109
ESI	–	–
Total Depreciation and Amortization	$2,868	$8,109

Interest Expense:
Aethlon	$(54,085)	$(55,104)
ESI	–	–
Total Interest Expense	$(54,085)	$(55,104)

13. COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” as contained in our Annual Report on Form 10-K for the year ended March 31, 2019 filed by us with the SEC on July 1, 2019.

LEASE COMMITMENTS

We currently lease approximately 2,600 square feet of executive office space at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123 under a 39-month gross plus utilities lease that commenced on December 1, 2014 and expires on August 31, 2021 the “Granite Ridge Lease.” The current rental rate under the lease extension is $8,265 per month. We believe this leased facility will be satisfactory for our office needs over the term of the lease.

We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $4,700 per month on a one-year lease that expires on November 30, 2019.

Rent expense, which is included in general and administrative expenses, approximated $40,000 and $50,000 for the three month periods ended June 30, 2019 and 2018, respectively.

Future minimum lease payments under the Granite Ridge Lease as of June 30, 2019, are as follows:

July 1, 2019 through March 31, 2020	$74,386
April 1, 2020 through March 31, 2021	102,074
April 1, 2021 through August 31, 2021	43,670
Total future minimum lease payments	220,130
Less: discount	(9,794)
Total lease liability	$210,336

On April 1, 2019, we recorded a lease liability and ROU lease asset for the Granite Ridge Lease based on the present value of lease payments over the expected remaining lease term of 2.2 years, discounted using our estimated incremental borrowing rate of 4%. For the three months ended June 30, 2019, amortization for the right-of-use lease asset was $22,725 and amortization for the lease liability was $22,064, which resulted in a net accretion of the right-of-use lease asset of $661 during the period (See Note 4).

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

14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2019 through the date that the accompanying condensed consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Restricted Stock Unit (“RSU”) Issuances – In July 2019, 42,875 RSUs held by our current and former executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for us paying the related withholding taxes on the share issuance, 22,630 of the RSUs were cancelled and we issued a net 20,245 shares of common stock to our executives.

Payoff of Convertible Notes – In July 2019, we paid off the outstanding principal balance on our convertible notes and related accrued interest, in the aggregate amount of $903,944.

ATM Sales – In July 2019, we sold 570,006 shares of our common stock under our Common Stock Sales Agreement with H.C. Wainwright (see Note 6) and from those sales raised net proceeds of $290,976 (after deducting $9,056 in commissions to H.C. Wainwright and $1,843 in other offering expenses), at an average price of $0.51 per share of net proceeds. In August 2019, we executed Amendment No. 1 to our Common Stock Sales Agreement to provide that references in that agreement to the Registration Statement shall refer to the registration statement on Form S-3 (File No. 333-231397), originally filed with the Securities and Exchange Commission on May 10, 2019, declared effective by the Securities and Exchange Commission on August 1, 2019.

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

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act"), and Section 21E of the Exchange Act. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, completion of our capital-raising activities, our ability to maintain our Nasdaq listing, U.S. Food and Drug Administration, approval of our products, other regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of our filings with the Securities and Exchange Commission (the “Commission”). The forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

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

We also recently announced the execution of a cross-licensing and development agreement with SeaStar Medical, Inc., which will be focused on co-development of our Hemopurifier cartridge with SeaStar’s proprietary cartridges and the development of a closed system for the Hemopurifier using the SeaStar pump and cassettes. This collaboration may allow the deployment of the Hemopurifier into settings that lack dialysis infrastructure, such as chemotherapy infusion centers and field operations for life threatening viral epidemics.

We are also the majority owner of Exosome Sciences, Inc., or ESI, a company focused on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases. Included among ESI’s endeavors is the advancement of a TauSomeTM biomarker candidate to diagnose chronic traumatic encephalopathy, or CTE, in the living. ESI previously documented TauSome levels in former NFL players to be nine times higher than same age-group control subjects. At Exosome Sciences we are also investigating diagnostic and prognostic exosomal biomarkers in cancer. We consolidate ESI’s activities in our consolidated financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

Government Contract Revenues

We recorded government contract revenue in the three months ended June 30, 2019 and 2018.  This revenue resulted from work performed under our two government contracts with the NIH as follows:

	Three Months Ended 6/30/19	Three Months Ended 6/30/18	Change in Dollars
Melanoma Cancer Contract	$–	$149,625	$(149,625)
Breast Cancer Grant	30,000	–	30,000
Total Government Contract and Grant Revenue	$30,000	$149,625	$(119,625)

We have entered into the following two contracts/grants with the National Cancer Institute (NCI), part of the National Institutes of Health (NIH) over the past two years:

Breast Cancer Grant

In September 2018, the NCI awarded us a government grant (number 1R43CA232977-01). The title of this Small Business Innovation Research, or SBIR Phase I grant is “The Hemopurifier Device for Targeted Removal of Breast Cancer Exosomes from the Blood Circulation.”

This NCI Phase I grant period runs from September 14, 2018 through August 31, 2019. The total amount of the firm grant is $298,444. The grant calls for two subcontractors to work with us. Those subcontractors are University of Pittsburgh and Massachusetts General Hospital.

During the three months ended June 30, 2019, we recognized $30,000 in government contract revenue under this grant as a result of the work involved in one of the three technical objectives of the contract: Aim 2. “Elution of a population of breast cancer exosomes from Hemopurifier cartridges that bear the signatures of malignancy based on expression of CSPG4 and HER2, for triple-negative or HER2-overexpressing cancers, respectively”.

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

In the three months ended June 30, 2018, we performed work under the contract covering the remainder of the technical objectives of the contract: Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma; Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes; and Aim 3: To evaluate the functional integrity of melanoma exosomes purified by the Hemopurifier and immunocapture isolation steps. As a result we invoiced NIH for $149,625 during the three months ended June 30, 2018. The Melanoma Cancer Contract is now completed.

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2019 were $1,596,188, in comparison with $1,246,897 for the comparable period ended June 30, 2018. This increase of $349,291, or 28%, in 2019 was due to increases in general and administrative expenses of $187,718, professional fees of $158,143 and payroll and related expenses of $3,430.

The $187,718 increase in general and administrative expenses in 2019 was primarily due to the combination of a $119,528 increase in our clinical trial expense, primarily costs associated with the manufacturing of Hemopurifiers for an expected clinical trial in the cancer space, a $38,983 increase in our lab supplies expense, primarily related to our breast cancer grant and a $38,814 increase in travel expense.

The $158,143 increase in our professional fees in 2019 was primarily due to a $152,534 increase in our legal fees.

The $3,430 increase in payroll and related expenses was primarily due to a $63,374 increase in stock-based compensation, which was partially offset by a $59,944 reduction in our cash-based compensation expense.

Other Expense

Other expense during the three months ended June 30, 2019 consisted of interest expense and a loss on debt extinguishment and during the three months ended June 30, 2018, consisted of interest expense only. Other expense for the three months ended June 30, 2019 was $501,096, in comparison with other expense of $55,104 for the three months ended June 30, 2018.

The following table breaks out the various components of our other expense for both periods:

	Three Months Ended	Three Months Ended
	6/30/19	6/30/18	Change
Loss on Debt Extinguishment	$447,011	$–	$447,011
Interest Expense	54,085	55,104	(1,019)
Total Other Expense	$501,096	$55,104	$445,992

Loss on Debt Extinguishment

During the three months ended June 30, 2019, we reduced the conversion price on our outstanding convertible notes from $3.00 per share to $0.68 per share. The modification of the convertible notes was evaluated under ASC 470-50-40 and the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. Under the extinguishment accounting we recorded a loss on debt extinguishment of $447,011.

Interest Expense

Interest expense was $54,085 for the three months ended June 30, 2019, and $55,104 for the three months ended June 30, 2018, a decrease of $1,019 in 2019. The various components of our interest expense are shown in the following table:

	Three Months Ended	Three Months Ended
	6/30/19	6/30/18	Change
Interest Expense	$23,798	$24,817	$(1,019)
Amortization of Note Discounts	30,287	30,287	–
Total Interest Expense	$54,085	$55,104	$(1,019)

As noted in the above table, the $1,019 decrease in our interest expense was due to the decrease in our contractual interest expense due to a reduced principal balance in the June 2019 period compared to the June 2018 period as result of a partial principal payment in the June 2019 period.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased from approximately $1,146,000 in the three month period ended June 30, 2018 to $2,066,000 in the three month period ended June 30, 2018.

Basic and diluted loss attributable to common stockholders were ($0.11) for the three month period ended June 30, 2019, compared to ($0.06) for the three month period ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had a cash balance of $2,492,354 and working capital of $846,614. This compares to a cash balance of $3,828,074 and working capital of $2,004,188 at March 31, 2019. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern. In addition, we will need to raise capital to complete anticipated future human clinical trials in the U.S. We anticipate the primary sources of this additional financing will be from proceeds of our at-the-market offering program, debt financing and other forms of equity placements.

Our primary source of capital during the three months ended June 30, 2019 was our Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or H.C. Wainwright. The cash raised from that activity is noted below:

Common Stock Sales Agreement with H.C. Wainwright

On June 28, 2016, we entered into a Common Stock Sales Agreement, or the Agreement, with H.C. Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the Agreement. The Agreement provides for the sale of shares of our common stock having an aggregate offering price of up to $12,500,000, referred to as the “Shares”.

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

In the three months ended June 30, 2019, we raised aggregate net proceeds of $36,622, net of $1,141 in commissions to H.C. Wainwright and $266 in other offering expenses, under this Agreement through the sale of 46,300 shares at an average price of $0.79 per share of net proceeds.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the three months ended
	June 30, 2019	June 30, 2018
Cash used in:
Operating activities	$(1,248)	$(818)
Investing activities	(1)	–
Financing activities	(87)	(33)
Net decrease in cash	$(1,336)	$(851)

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $1,248,000 in the three month period ended June 30, 2019 compared to approximately $818,000 in the three month period ended June 30, 2018. The primary driver in this increase of approximately $430,000 in 2019 in cash used in operating activities was the $915,000 increase in our net loss which was partially offset by the non-cash debt extinguishment expense of approximately $447,000 and an increase in our non-cash stock-based compensation of approximately $63,000.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $1,000 of cash to purchase laboratory and office equipment in the three months ended June 30, 2019. We had no investing activities in the three months ended June 30, 2018.

NET CASH USED IN FINANCING ACTIVITIES. During the three months ended June 30, 2019, we raised approximately $37,000 from the issuance of common stock. That source of cash from our financing activities was more than offset by the use of $100,000 to partially pay down our convertible notes and the use of approximately $24,000 to pay for the tax withholding on restricted stock units for an aggregate use of cash in financing activities of approximately $87,000. During the three months ended June 30, 2018, we used approximately $33,000 to pay for the tax withholding on restricted stock units.

As of the date of this filing, we plan to invest significantly into purchases of our raw materials and into our contract manufacturing arrangement subject to successfully raising additional capital.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions affect the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

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

There have been no changes to our critical accounting policies as disclosed in our Form 10-K for the year ended March 31, 2019 , except for the leases policy disclosed in Note 4 to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. For a discussion of our potential risks and uncertainties, please see the information listed in the item captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2019. Except as provided below, there have been no material changes to the risk factors as disclosed in the Form 10-K. You should carefully consider the risk factors discussed below and in our Annual Report on Form 10-K for the year ended March 31, 2019, which could materially affect our business, financial position and results of operations.

*Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, or Nasdaq, such as the minimum stockholders’ equity requirement or the minimum closing bid price requirement, Nasdaq may take steps to de-list our common stock. In May 2019, we received a letter from Nasdaq indicating that Nasdaq has determined that we have failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. In July 2019, we received another letter from Nasdaq indicating that Nasdaq has determined that we have failed to comply with the minimum stockholder’s equity requirement of Nasdaq Listing Rule 5550(b)(1). Nasdaq Listing Rule 5550(b)(1) requires that companies listed on the Nasdaq Capital Market maintain a minimum of $2,500,000 in stockholder’s equity. If we fail to regain and maintain compliance with these, or any other of the continued listing requirements of The Nasdaq Capital Market, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions in an effort to restore our compliance with Nasdaq’s listing requirements, but any such action taken by us may not be successful.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any unregistered securities during the three months ended June 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have no disclosure applicable to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

10.1	Strategic Joint Cross-Licensing Agreement, dated June 30, 2019, by and between the Registrant and SeaStar Medical, Inc.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: August 14, 2019	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

