Form 10-Q
period 2019-09-30
AETHLON MEDICAL INC
filed 2019-11-01
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had outstanding 1,441,275 shares of common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$785,658	$3,828,074
Prepaid expenses and other current assets	114,036	210,042
Total current assets	899,694	4,038,116

Property and equipment, net	124,833	6,021
Right-of-use lease asset	183,018	–
Patents, net	62,086	66,668
Deposits	12,159	12,159
Total assets	$1,281,790	$4,122,964

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$586,960	$131,931
Due to related parties	101,462	83,654
Convertible notes payable, net	–	962,301
Deferred revenue	100,000	–
Lease liability, current portion	94,885	–
Other current liabilities	285,211	646,000
Total current liabilities	1,168,518	1,823,886

Lease liability, less current portion	92,600	–
Total liabilities	1,261,118	1,823,886

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 1,337,259 and 1,266,979 shares issued and outstanding as of September 30, 2019 and March 31, 2019, respectively	1,338	1,267
Additional paid-in capital	109,571,708	108,076,275
Accumulated deficit	(109,423,894)	(105,652,433)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	149,152	2,425,109

Noncontrolling interests	(128,480)	(126,031)

Total stockholders’ equity	20,672	2,299,078

Total liabilities and stockholders’ equity	$1,281,790	$4,122,964

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018

REVENUES

Government contract revenue	$–	$–	$30,000	$149,625

OPERATING EXPENSES

Professional fees	762,337	403,044	1,369,915	852,479
Payroll and related expenses	597,526	672,279	1,203,521	1,274,844
General and administrative	342,339	271,631	724,955	466,528
Total operating expenses	1,702,202	1,346,954	3,298,391	2,593,851
OPERATING LOSS	(1,702,202)	(1,346,954)	(3,268,391)	(2,444,226)

OTHER EXPENSE
Interest and other debt expenses	21	55,106	54,106	110,210
Loss on share for warrant exchanges	4,403	–	4,403	–
Loss on debt extinguishment	–	–	447,011	–
Total other expense	4,424	55,106	505,520	110,210
NET LOSS	(1,706,626)	(1,402,060)	(3,773,911)	(2,554,436)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,589)	(8,715)	(2,450)	(14,864)

NET LOSS ATTRIBUTABLE TO AETHLON MEDICAL, INC.	$(1,705,037)	$(1,393,345)	$(3,771,461)	$(2,539,572)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(1.29)	$(1.17)	$(2.91)	$(2.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	1,317,418	1,185,949	1,294,206	1,184,795

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended September 30, 2019 and 2018

(Unaudited)

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY

BALANCE - MARCH 31, 2019	1,266,979	$1,267	$108,076,275	$(105,652,433)	$(126,031)	$2,299,078

Issuances of common stock for cash under at the market program	3,087	3	36,619	–	–	36,622

Loss on debt extinguishment	–	–	447,011	–	–	447,011

Issuance of common shares upon vesting of restricted stock units	3,539	4	(23,775)	–	–	(23,771)

Stock-based compensation expense	–	–	326,536	–	–	326,536

Net loss	–	–	–	(2,066,424)	(860)	(2,067,284)

BALANCE - JUNE 30, 2019	1,273,605	$1,274	$108,862,666	$(107,718,857)	(126,891)	$1,018,192

Issuances of common stock for cash under the market program	59,340	60	386,552	–	–	386,612

Issuance of common shares upon vesting of restricted stock units	3,236	3	(8,448)	–	–	(8,445)

Issuances of common stock upon warrant exchanges	1,078	1	4,402	–	–	4,403

Stock-based compensation expense	–	–	326,536	–	–	326,536

Net loss	–	–	–	(1,705,037)	(1,589)	(1,706,626)

BALANCE - SEPTEMBER 30, 2019	1,337,259	$1,338	$109,571,708	$(109,423,894)	$(128,480)	$20,672

BALANCE - MARCH 31, 2018	1,182,634	$1,183	$105,590,571	$(99,457,714)	$(101,246)	$6,032,794

Issuance of common shares upon vesting of restricted stock units	1,446	1	(32,738)	–	–	(32,737)

Stock-based compensation expense	–	–	263,162	–	–	263,162

Net loss	–	–	–	(1,146,228)	(6,148)	(1,152,376)

BALANCE - JUNE 30, 2018	1,184,080	$1,184	$105,820,995	$(100,603,942)	$(107,394)	$5,110,843

Issuance of common shares upon vesting of restricted stock units	3,897	4	(53,036)	–	–	(53,032)

Common stock issued for services	1,000	1	19,349	–	–	19,350

Stock-based compensation expense	–	–	336,496	–	–	336,496

Net loss	–	–	–	(1,393,345)	(8,715)	(1,402,060)

BALANCE - SEPTEMBER 30, 2018	1,188,977	$1,189	$106,123,804	$(101,997,287)	$(116,109)	$4,011,597

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2019 and 2018

(Unaudited)

	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018

Cash flows used in operating activities:
Net loss	$(3,773,911)	$(2,554,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,751	16,040
Stock based compensation	653,072	599,658
Loss on debt extinguishment	447,011	–
Loss on share for warrant exchanges	4,403	–
Amortization of debt discount	30,287	60,574
Common stock issued for services	–	19,350
Noncash lease expense	45,676	–
Changes in operating assets and liabilities:
Accounts receivable	–	74,813
Prepaid expenses and other current assets	96,006	93,163
Accounts payable and other current liabilities	97,947	(127,358)
Change in lease liability	(44,916)	–
Deferred revenue	100,000	–
Due to related parties	17,808	8,500
Net cash used in operating activities	(2,320,866)	(1,809,696)

Cash flows used in investing activities:
Purchases of property and equipment	(119,981)	–
Net cash used in investing activities	(119,981)	–

Cash flows (used in) provided by financing activities:
Proceeds from the issuance of common stock, net	423,234	–
Principal payments on convertible notes	(992,591)	–
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(32,212)	(85,769)
Net cash used in financing activities	(601,569)	(85,769)

Net decrease in cash	(3,042,416)	(1,895,465)

Cash at beginning of period	3,828,074	6,974,070

Cash at end of period	$785,658	$5,078,605

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$83,332	$95,388

Supplemental disclosures of non-cash investing and financing activities:
Initial recognition of right-of-use lease asset and lease liability	$228,694	$–
Par value of shares issued for vested restricted stock units	$7	$4

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

ORGANIZATION

Aethlon Medical, Inc. and its subsidiary (collectively, “Aethlon”, the “Company”, “we” or “us”), is a medical device technology company focused on developing products to diagnose and treat life and organ threatening diseases. The Aethlon Hemopurifier® is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier depletes the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The U.S. Food and Drug Administration, or FDA, has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

•	the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes have been shown to participate in the development or severity of the disease; and
•	the treatment of life-threatening viruses that are not addressed with approved therapies.

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

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda).  The primary endpoint for the EFS, which will enroll 10-12 subjects at a single center, will be safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates.  The IDE approval is subject to FDA approval of Informed Consent documents from the trial site.

We also believe the Hemopurifier can be a part of the broad-spectrum treatment of life-threatening highly glycosylated, or carbohydrate coated, viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used to treat individuals infected with HIV, hepatitis-C, and Ebola. Additionally, in vitro, the Hemopurifier has been demonstrated to capture Zika virus, Lassa virus, MERS-CoV, cytomegalovirus, Epstein-Barr virus, Herpes simplex virus, Chikungunya virus, Dengue virus, West Nile virus, smallpox-related viruses, H1N1 swine flu virus, H5N1 bird flu virus, and the reconstructed Spanish flu virus of 1918. In several cases, these studies were conducted in collaboration with leading government or non-government research institutes.

We are also the majority owner of Exosome Sciences, Inc., or ESI, a company focused on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases. Included among ESI’s activities is the advancement of a TauSome™ biomarker candidate to diagnose chronic traumatic encephalopathy, or CTE, in the living. ESI previously documented TauSome levels in former NFL players to be nine times higher than same age-group control subjects. Through ESI, we are also developing exosome based biomarkers in patients with, or at risk for, a number of cancers. We consolidate ESI’s activities in our consolidated financial statements.

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

REVERSE STOCK SPLIT

On October 14, 2019, the Company completed a 1-for-15 reverse stock split. Accordingly, 15 shares of outstanding common stock held by stockholders were combined into one share of common stock. Any fractional shares resulting from the reverse split were rounded up to the next whole share. Authorized common stock remained at 30,000,000 shares (see Note 14). The accompanying unaudited condensed consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2018. All shares and per share amounts have been revised accordingly.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the six months ended September 30, 2019, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 except as described below.

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

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2019, included in the Company's Annual Report on Form 10-K filed with the SEC on July 1, 2019. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial statements as of and for the three and six months ended September 30, 2019, and the condensed consolidated statement of cash flows for the six months ended September 30, 2019. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2019 has been derived from the audited consolidated balance sheet at March 31, 2019, contained in the above referenced 10-K. The results of operations for the three and six months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain prior year balances within the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at September 30, 2019 had an accumulated deficit of approximately $109,424,000. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern for the twelve months from the issuance of these financial statements. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements through at least twelve months from the issuance date of these condensed consolidated financial statements through equity and/or debt financing arrangements as well as through revenues and related cash receipts under our government contracts (see Note 11).

Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern and to meet our liquidity needs for a twelve month period from the date of this filing. In addition, we will need to raise capital to complete anticipated future human clinical trials in the U.S. We anticipate the primary sources of this additional financing will be from proceeds of our at-the-market offering program, pursuant to our Form S-3 Registration Statement, debt financing and other forms of equity placements. However, no assurance can be given that we will receive any funds in addition to the funds we have received to date.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

The unaudited condensed consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period of computation. The weighted average number of common shares outstanding for the three and six months ended September 30, 2019 and 2018 included common shares underlying 2,857 and 3,075 vested restricted stock units, respectively. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional dilutive common shares that would have been outstanding if potential common shares had been issued, if such additional common shares were dilutive. Since we had net losses for all periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded as their effect would be antidilutive.

As of September 30, 2019 and 2018, an aggregate of 386,220 and 437,113 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants, unvested restricted stock units and convertible notes payable, were excluded as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three and six month periods ended September 30, 2019 and 2018, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	September 30,	September 30,
	2019	2018
Three months ended	$222,857	$178,800
Six months ended	$470,882	$402,566

4. Recent Accounting Pronouncements

The Company adopted ASU Topic 842 on April 1, 2019 utilizing the alternative transition method allowed for under this guidance. As a result, the Company recorded lease liabilities and right-of-use lease assets of $228,694 on its balance sheet as of April 1, 2019. The lease liabilities represent the present value of the remaining lease payments of the Company’s corporate headquarters lease (see Note 13), discounted using the Company’s incremental borrowing rate as of April 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities and the cumulative difference between rent expense and amounts paid under its corporate headquarters lease. The Company also elected the short-term lease recognition exemption for its laboratory lease. For the laboratory lease that qualified as short-term, the Company did not recognize ROU assets or lease liabilities at adoption. The adoption of ASU 2016-02 did not have a material impact on either the statement of operations or statement of cash flows for the six months ended September 30, 2019.

Topic 842 also allows lessees and lessors to elect certain practical expedients. The Company elected the following practical expedients:

•	Transitional practical expedients, which must be elected as a package and applied consistently to all of the Company’s leases:

°	The Company need not reassess whether any expired or existing contracts are or contain leases.

°	The Company need not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with the previous guidance will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with the previous guidance will be classified as finance leases).

°	The Company need not reassess initial direct costs for any existing leases.

•	Hindsight practical expedient. The Company elected the hindsight practical expedient in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of the Company’s right-of-use assets.

5. CONVERTIBLE NOTES PAYABLE, NET

In July 2019, we paid off our Convertible Notes Payable. We paid the remaining principal balance of $892,591 and accrued interest of $11,352. As a result, we did not incur any interest expense related to the Convertible Notes in the three months ended September 30, 2019.

For the six months ended September 30, 2019, we recorded interest expense of $23,759 related to the contractual interest rates of our convertible notes and interest expense of $30,287 related to the amortization of the note discount for a total interest expense of $54,046 related to our convertible notes.

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

During the six months ended September 30, 2018, we recorded interest expense of $49,630 related to the contractual interest rates of our convertible notes and interest expense of $60,574 related to the amortization of the note discount for a total interest expense of $110,204 related to our convertible notes in the six months ended September 30, 2018. All of the unamortized discount at September 30, 2018 related to the note discount established upon the June 2017 amendment to the November 2014 10% Convertible Notes and to the December 2016 10% Convertible Notes.

6. EQUITY TRANSACTIONS IN THE SIX MONTHS ENDED SEPTEMBER 30, 2019

Common Stock Sales Agreement with H.C. Wainwright

On June 28, 2016, we entered into a Common Stock Sales Agreement, or the Agreement, with H.C. Wainwright & Co., LLC, or H.C. Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the Agreement. The Agreement provides for the sale of shares of our common stock having an aggregate offering price of up to $12,500,000, or the Shares.

On August 6, 2019, we executed Amendment No. 1 to the Agreement with H.C. Wainwright, effective as of August 5, 2019. The amendment provides that references in the Agreement to the registration statement shall refer to the registration statement on Form S-3 (File No. 333-231397), originally filed with the Securities and Exchange Commission on May 10, 2019, declared effective by the Securities and Exchange Commission on August 1, 2019.

Subject to the terms and conditions set forth in the Agreement, H.C. Wainwright agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon our instructions. We have provided H.C. Wainwright with customary indemnification rights, and H.C. Wainwright is entitled to a commission at a fixed rate equal to three percent (3.0%) of the gross proceeds per Share sold. In addition, we agreed to pay certain expenses incurred by H.C. Wainwright in connection with the Agreement, including up to $50,000 of the fees and disbursements of their counsel. The Agreement will terminate upon the sale of all of the Shares under the Agreement, unless terminated earlier by either party as permitted under the Agreement.

Sales of the Shares, if any, under the Agreement will be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed with H.C. Wainwright. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Agreement or terminate the Agreement.

In the six months ended September 30, 2019, we raised aggregate net proceeds of $423,234 (net of $13,213 in commissions to H.C. Wainwright and $3,997 in other offering expenses) under this Agreement through the sale of 62,427 shares at an average price of $6.78 per share of net proceeds.

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

In April 2019, pursuant to the Non-Employee Directors Plan, we issued RSUs with a value of $35,000 to each of our non-employee directors, as the stock-based compensation element of their overall directors’ compensation, for the fiscal year ending March 31, 2020. Those grants were based on the closing price of our common stock on the one business day prior to the grant date, $14.25 per share. Therefore, 2,456 RSUs were issued to each of our five non-employee directors, for a total of 12,280 RSUs. All of the RSUs are subject to vesting in equal quarterly installments on June 30, 2019, September 30, 2019, December 31, 2019 and March 31, 2020.

In April 2019, 2,859 vested RSUs held by our current and former executive officers were exchanged for the same number of shares of our common stock. As these executives elected to net settle a portion of their vested RSUs in exchange for the Company paying the related withholding taxes of $18,318 on the share issuance, 1,512 of the vested RSUs were cancelled and we issued a net 1,347 shares to the executives and former executive.

In June 2019, 3,075 vested RSUs held by our non-employee directors were exchanged into the same number of shares of our common stock. Four of our five non-employee directors elected to return 40% of their vested RSUs in exchange for cash, in order to pay their withholding taxes on the share issuances, resulting in 984 of the vested RSUs being cancelled in exchange for $5,453 in aggregate cash proceeds to those independent directors.

In July 2019, 2,861 vested RSUs held by our current and former executive officers were exchanged for the same number of shares of our common stock. As these executives elected to net settle a portion of their vested RSUs in exchange for the Company paying the related withholding taxes of $4,979 on the share issuance, 1,510 of the vested RSUs were cancelled and we issued a net 1,351 shares to the executives and former executive.

In September 2019, 3,075 vested RSUs held by our non-employee directors were exchanged into the same number of shares of our common stock. Four of our five non-employee directors elected to return 40% of their vested RSUs in exchange for cash, in order to pay their withholding taxes on the share issuances, resulting in 984 of the vested RSUs being cancelled in exchange for $3,463 in aggregate cash proceeds to those independent directors.

RSUs outstanding that have vested as of, and are expected to vest subsequent to, September 30, 2019 are as follows:

Number of RSUs
Vested	2,857
Expected to vest	8,997
Total	11,854

Common Stock for Warrant Cancellation

During the six months ended September 30, 2019, we agreed with five accredited investors to issue 1,078 shares of our common stock to these investors in exchange for the cancellation of outstanding warrants then held by the investors to purchase 10,759 shares of our common stock. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded a loss of $4,403 on those exchanges based on the changes in fair value between the instruments exchanged.

7. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2019, we accrued unpaid fees of $69,750 owed to our non-employee directors as of September 30, 2019. For the six months ended September 30, 2019, we recorded $139,500 in fees to our non-employee directors.

Amounts due to related parties were comprised of the following items:

	September 30, 2019	March 31, 2019
Accrued Board fees	$69,750	$69,750
Accrued vacation to all employees	31,712	13,904
Total due to related parties	$101,462	$83,654

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	September 30,	March 31,
	2019	2019
Accrued interest	$–	$59,573
Accrued separation expenses for former executives	109,930	355,189
Accrued professional fees	175,281	231,238
Total other current liabilities	$285,211	$646,000

9. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and stock options and the effect on basic and diluted loss per common share during the three and six month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
Vesting of stock options and restricted stock units	$326,536	$336,496	$653,072	$599,658
Total stock-based compensation expense	$326,536	$336,496	$653,072	$599,658

Weighted average number of common shares outstanding – basic and diluted	1,317,418	1,185,949	1,294,206	1,184,795

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.25)	$(0.28)	$(0.50)	$(0.51)

All of the stock-based compensation expense recorded during the six months ended September 30, 2019 and 2018, which totaled $653,072 and $599,658, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the six months ended September 30, 2019 and 2018 represented an impact on basic and diluted loss per common share of $(0.50) and $(0.51), respectively.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the six months ended September 30, 2019 was insignificant.

Stock Option Activity

We did not issue any stock options during the six months ended September 30, 2019 and September 30, 2018.

Options outstanding that have vested and are expected to vest as of September 30, 2019 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	13,684	$113.27	3.21
Expected to vest	37,440	$18.85	8.24
Total	51,124

A summary of stock option activity during the six months ended September 30, 2019 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2019	59,111	$18.75 - 187.50	$56.85
Adjustment for reverse split	14	n/a	n/a
Exercised	–	$–	$–
Granted	–	$–	$–
Cancelled/Expired	(8,001)	$75.00 - 142.50	$138.75
Stock options outstanding at September 30, 2019	51,124	$18.75 - 187.50	$44.12
Stock options exercisable at September 30, 2019	13,684	$25.20 - 187.50	$113.27

On September 30, 2019, our stock options had no intrinsic value since the closing price on that date of $3.45 per share was below the weighted average exercise price of our outstanding stock options.

At September 30, 2019, there was approximately $1,520,729 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 1.2 years.

10. WARRANTS

During the six months ended September 30, 2019 and 2018, we did not issue any warrants. During the six months ended September 30, 2019, we agreed with five accredited investors to issue 1,078 shares of our common stock to these investors in exchange for the cancellation of outstanding warrants then held by the investors to purchase 10,759 shares of our common stock. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded a loss of $4,403 on those exchanges based on the changes in fair value between the instruments exchanged.

A summary of warrant activity during the six months ended September 30, 2019 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2019	342,992	$16.50 - 180.75	$38.10
Adjustment for reverse split	73	n/a	n/a
Cancelled/Expired	(19,823)	$64.50 - 180.75	$99.85
Warrants outstanding at September 30, 2019	323,242	$16.50 - 135.00	$38.26
Warrants exercisable at September 30, 2019	323,242	$16.50 - 135.00	$38.26

11. GOVERNMENT CONTRACTS AND RELATED REVENUE RECOGNITION

We have entered into the following three contracts/grants with the National Cancer Institute, or NCI, part of the National Institutes of Health, or NIH, over the past two years:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the NCI awarded to us an SBIR Phase II Award Contract, for NIH/NCI Topic 359, entitled “A Device Prototype for Isolation of Melanoma Exosomes for Diagnostics and Treatment Monitoring”, or the Award Contract. The Award Contract amount is $1,860,561 and runs for the period from September 16, 2019 through September 15, 2021.

The work to be performed pursuant to this Award Contract will focus on melanoma exosomes. This work follows from our completion of a Phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018 (see Phase 1 Melanoma Cancer Contract below). Following on the Phase I work, the deliverables in the Phase II program will involve the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

No revenue was recognized under this contract in the three and six month periods ended September 30, 2019.

Phase 1 Melanoma Cancer Contract

We entered into a contract with the NIH on September 15, 2017. This award was under the NIH’s SBIR program which is designed to fund early stage small businesses that are seeking to commercialize innovative biomedical technologies. The title of the award is SBIR Topic 359 Phase 1 Device Strategy for Selective Isolation of Oncosomes and Non-Malignant Exosomes. The award from NIH was a firm, fixed-price contract with potential total payments to us of $299,250 over the course of nine months.

Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each period of the contract. The NIH also had the unilateral right to require us to perform additional work under an option period for an additional fixed amount of $49,800. Under the terms of the contract, we were required to perform certain incremental work toward the achievement of specific milestones against which we invoiced the government for fixed payment amounts.

In the six months ended September 30, 2018, we performed work under the contract covering the remainder of the technical objectives of the contract Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma, and Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes and Aim 3: To evaluate the functional integrity of melanoma exosomes purified by the Hemopurifier and immunocapture isolation steps. As a result, we invoiced NIH for $149,625 during the six months ended September 30, 2018. The Phase 1 Melanoma Cancer Contract is now completed.

Breast Cancer Grant

In September 2018, the NCI awarded us a government grant (number 1R43CA232977-01). The title of this SBIR Phase I grant is “The Hemopurifier Device for Targeted Removal of Breast Cancer Exosomes from the Blood Circulation.”

This NCI Phase I grant period originally ran from September 14, 2018 through August 31, 2019. In August 2019, we applied for and received a no cost, twelve month extension on this grant, so the expiration date was extended to August 31, 2020. The total amount of the firm grant is $298,444. The grant calls for two subcontractors to work with us. Those subcontractors are University of Pittsburgh and Massachusetts General Hospital. During the six months ended September 30, 2019, we recognized $30,000 in government contract revenue under this grant as a result of the work involved in one of the three technical objectives of the contract (Aim 2. “Elution of a population of breast cancer exosomes from Hemopurifier cartridges that bear the signatures of malignancy based on expression of CSPG4 and HER2, for triple-negative or HER2-overexpressing cancers, respectively”). We also invoiced the NCI an additional $100,000 in the six month period ended September 30, 2019 in order to pay our subcontractors under the contract. As we did not complete any of the technical objectives beyond Aim 2 noted above during the September period, we recorded this $100,000 as deferred revenue as of September 30, 2019.

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

The following tables set forth certain information regarding our segments:

	Six Months Ended September 30,
	2019	2018
Revenues:
Aethlon	$30,000	$149,625
ESI	–	–
Total Revenues	$30,000	$149,625

Operating Losses:
Aethlon	$(3,256,142)	$(2,369,907)
ESI	(12,249)	(74,319)
Total Operating Loss	$(3,268,391)	$(2,444,226)

Net Losses:
Aethlon	$(3,761,662)	$(2,480,117)
ESI	(12,249)	(74,319)
Net Loss Before Non-Controlling Interests	$(3,773,911)	$(2,554,436)

Cash:
Aethlon	$785,461	$5,076,872
ESI	197	1,733
Total Cash	$785,658	$5,078,605

Total Assets:
Aethlon	$1,281,593	$5,270,690
ESI	197	1,733
Total Assets	$1,281,790	$5,272,423

Capital Expenditures:
Aethlon	$119,981	$–
ESI	–	–
Capital Expenditures	$119,981	$–

Depreciation and Amortization:
Aethlon	$5,751	$16,040
ESI	–	–
Total Depreciation and Amortization	$5,751	$16,040

Interest Expense:
Aethlon	$(54,106)	$(110,210)
ESI	–	–
Total Interest Expense	$(54,106)	$(110,210)

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

We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $4,700 per month on a one-year lease that expires on November 30, 2019. In October 2019, we entered into a lease extension for an additional twelve months running from December 1, 2019 through November 30, 2020 at the rate of $5,961 per month (see Note 14).

Rent expense, which is included in general and administrative expenses, approximated $47,000 and $34,000 for the three month periods ended September 30, 2019 and 2018, respectively. For the six month periods ended September 30, 2019 and 2018, rent expense approximated $87,000 and $84,000, respectively.

Future minimum lease payments under the Granite Ridge Lease as of September 30, 2019, are as follows:

October 1, 2019 through March 31, 2020	$49,591
April 1, 2020 through March 31, 2021	102,074
April 1, 2021 through August 31, 2021	43,670
Total future minimum lease payments	195,335
Less: discount	(7,850)
Total lease liability	$187,485

On April 1, 2019, we recorded a lease liability and ROU lease asset for the Granite Ridge Lease based on the present value of lease payments over the expected remaining lease term of 2.2 years, discounted using our estimated incremental borrowing rate of 4%. For the six months ended September 30, 2019, reduction of the right-of-use lease asset was $45,676 and reduction of the lease liability was $44,916, which resulted in a net increase in the right-of-use lease asset of $760 during the period (See Note 4).

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

14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2019 through the date that the accompanying condensed consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Reverse Split – Following the approval of a reverse stock split at our Annual Stockholders’ Meeting held on October 14, 2019, our Board of Directors approved a 1-for-15 reverse stock split. Accordingly, each 15 shares of outstanding common stock held by stockholders were combined into one share of common stock. Our authorized common stock remained at 30,000,000 shares. As the result of the rounding up of fractional shares related to the reverse split, we have issued an additional 3,946 shares to our shareholders in October 2019.

FDA Approval of IDE for Oncology Indications – On October 4, 2019, the FDA approved our Investigational Device Exemption (IDE) application to initiate an Early Feasibility Study, or EFS of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda). The primary endpoint for the EFS, which will enroll 10-12 subjects at a single center, will be safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. The IDE approval is subject to FDA approval of Informed Consent documents from the trial site.

Restricted Stock Unit (“RSU”) Issuances – In October 2019, 2,859 RSUs held by our current and former executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for us paying the related withholding taxes on the share issuance, 1,511 of the RSUs were cancelled and we issued a net 1,348 shares of common stock to our executives.

ATM Sales – In October 2019, we sold 98,722 shares of our common stock under our Common Stock Sales Agreement with H.C. Wainwright (see Note 6) and from those sales raised net proceeds of $472,798 (after deducting $14,682 in commissions to H.C. Wainwright and $1,932 in other offering expenses), at an average price of $4.79 per share of net proceeds.

Government Contract Funding – In October 2019, we billed the NCI for $206,729 after achieving the first milestone in our Phase 2 Melanoma Cancer Contract.

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

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, completion of our capital-raising activities, our ability to maintain our Nasdaq listing, U.S. Food and Drug Administration, approval of our products, other regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of our filings with the Securities and Exchange Commission, or the Commission. The forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

Overview

Aethlon Medical, Inc. and its subsidiary (collectively, “Aethlon”, the “Company”, “we” or “us”) is a medical device technology company focused on developing products to diagnose and treat life and organ threatening diseases. The Aethlon Hemopurifier® is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier depletes the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The U.S. Food and Drug Administration, or the FDA, has designated the Hemopurifier as a "Breakthrough Device" for two independent indications:

•	the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes have been shown to participate in the development or severity of the disease; and
•	the treatment of life-threatening viruses that are not addressed with approved therapies.

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

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda).  The primary endpoint for the EFS, which will enroll 10-12 subjects at a single center, will be safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates.  The IDE approval is subject to FDA approval of Informed Consent documents from the trial site.

We also believe the Hemopurifier can be a part of the broad-spectrum treatment of life-threatening highly glycosylated viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used to treat individuals infected with HIV, hepatitis-C, and Ebola. Additionally, in vitro, the Hemopurifier has been demonstrated to capture Zika virus, Lassa virus, MERS-CoV, cytomegalovirus, Epstein-Barr virus, Herpes simplex virus, Chikungunya virus, Dengue virus, West Nile virus, smallpox-related viruses, H1N1 swine flu virus, H5N1 bird flu virus, and the reconstructed Spanish flu virus of 1918. In several cases, these studies were conducted in collaboration with leading government or non-government research institutes.

We are also the majority owner of Exosome Sciences, Inc., or ESI, a company focused on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases. Included among ESI’s activities is the advancement of a TauSome™ biomarker candidate to diagnose chronic traumatic encephalopathy, or CTE, in the living. ESI previously documented TauSome levels in former NFL players to be nine times higher than same age-group control subjects. Through ESI we are also developing exosome based biomarkers in patients with, or at risk for, a number of cancers. We consolidate ESI’s activities in our consolidated financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Government Contract Revenues

We did not record any government contract revenue in the three months ended September 30, 2019 and 2018.

We have entered into the following three contracts/grants with the National Cancer Institute, or NCI, part of the National Institutes of Health, or NIH, over the past two years:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the NCI awarded to us an SBIR Phase II Award Contract, for NIH/NCI Topic 359, entitled “A Device Prototype for Isolation of Melanoma Exosomes for Diagnostics and Treatment Monitoring”, or the Award Contract. The Award Contract amount is $1,860,561 and runs for the period from September 16, 2019 through September 15, 2021.

The work to be performed pursuant to this Award Contract will focus on melanoma exosomes. This work follows from our completion of a Phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018 (see Phase 1 Melanoma Cancer Contract below). Following on the Phase I work, the deliverables in the Phase II program will involve the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

No revenue was recognized under this contract in the three months and six months ended September 30, 2019.

Phase 1 Melanoma Cancer Contract

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

Under the terms of the contract, we were required to perform certain incremental work towards the achievement of specific milestones against which we will invoice the government for fixed payment amounts. The Phase 1 Melanoma Cancer Contract was completed in June 2018.

Breast Cancer Grant

In September 2018, the NCI awarded us a government grant (number 1R43CA232977-01). The title of this SBIR Phase I grant is “The Hemopurifier Device for Targeted Removal of Breast Cancer Exosomes from the Blood Circulation.”

This NCI Phase I grant period originally ran from September 14, 2018 through August 31, 2019. In August 2019, we applied for and received a no cost, twelve month extension on this grant, so the expiration date was extended to August 31, 2020. The total amount of the firm grant is $298,444. The grant calls for two subcontractors to work with us. Those subcontractors are University of Pittsburgh and Massachusetts General Hospital.

While we did not record any revenue from this grant during the three months ended September 30, 2019, we did invoice the NCI for $100,000 during the period in order to pay our subcontractors under the contract. As we did not complete any of the technical objectives during the September period, we recorded this $100,000 as deferred revenue.

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2019 were $1,702,202, in comparison with $1,346,954 for the comparable period ended September 30, 2018. This increase of $355,248, or 26%, in 2019 was due to increases in professional fees of $359,293 and in general and administrative expenses of $70,708, which were partially offset by a decrease in payroll and related expenses of $74,753.

The $359,293 increase in our professional fees in 2019 was primarily due to a $278,892 increase in our legal fees, a $68,715 increase in our accounting fees and a $65,000 payment to the University of Pittsburgh, a subcontractor on our Breast Cancer grant related to their work on that grant. The increase in legal and accounting fees related to increased activity in our registration statement filings and in intellectual property actions, among other matters.

The $70,708 increase in general and administrative expenses in 2019 was primarily due to the combination of a $21,264 increase in our clinical trial expense, primarily costs associated with the manufacturing of Hemopurifiers for an expected clinical trial in the cancer space and a $44,999 increase in our lab supplies expense, primarily related to our breast cancer grant and lab work related to our IDE application.

The $74,753 decrease in payroll and related expenses was due to the combination of a $64,793 reduction in our cash-based compensation expense and a $9,960 decrease in stock-based compensation.

Other Expense

Other expense during the three months ended September 30, 2019 consisted of interest expense and a loss on share for warrant exchanges and during the three months ended September 30, 2018, consisted of interest expense only. Other expense for the three months ended September 30, 2019 was $4,424, in comparison with other expense of $55,106 for the three months ended September 30, 2018.

The following table breaks out the various components of our other expense for both periods:

	Three Months Ended	Three Months Ended
	9/30/19	9/30/18	Change
Loss on Share for Warrant Exchanges	$4,403	$–	$4,403
Interest Expense	21	55,106	(55,085)
Total Other Expense	$4,424	$55,106	$(50,682)

Loss on Common Stock for Warrant Cancellation

During the three months ended September 30, 2019, we agreed with five accredited investors to issue 1,078 shares of our common stock to these investors in exchange for the cancellation of outstanding warrants then held by the investors to purchase 10,759 shares of our common stock. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded a loss of $4,403 on those exchanges based on the changes in fair value between the instruments exchanged.

Interest Expense

Interest expense was $21 for the three months ended September 30, 2019, and $55,106 for the three months ended September 30, 2018, a decrease of $55,085 in 2019. The various components of our interest expense are shown in the following table:

	Three Months Ended	Three Months Ended
	9/30/19	9/30/18	Change
Interest Expense	$21	$24,819	$(24,798)
Amortization of Note Discounts	–	30,287	(30,287)
Total Interest Expense	$21	$55,106	$(55,085)

The $55,085 decrease in our interest expense was due to the payoff of our convertible notes in July 2019.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased from approximately $1,402,000 in the three month period ended September 30, 2018 to $1,707,000 in the three month period ended September 30, 2019.

Basic and diluted loss attributable to common stockholders were ($1.29) for the three month period ended September 30, 2019, compared to ($1.17) for the three month period ended September 30, 2018.

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2018

Government Contract Revenues

We recorded government contract revenue in the six months ended September 30, 2019 and 2018.  This revenue resulted from work performed under our government contracts with the NIH as follows:

	Six Months Ended 9/30/19	Six Months Ended 9/30/18	Change in Dollars
Melanoma Cancer Contract	$–	$149,625	$(149,625)
Breast Cancer Grant	30,000	–	30,000
Total Government Contract and Grant Revenue	$30,000	$149,625	$(119,625)

We have entered into the following three contracts/grants with the NCI, part of the NIH over the past two years:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the NCI awarded to us the Award Contract. The Award Contract amount is $1,860,561 and runs for the period from September 16, 2019 through September 15, 2021.

The work to be performed pursuant to this Award Contract will focus on melanoma exosomes. This work follows from our completion of a Phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018 (see Phase 1 Melanoma Cancer Contract below). Following on the Phase I work, the deliverables in the Phase II program will involve the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

No revenue was recognized under this contract in the six months ended September 30, 2019.

Phase 1 Melanoma Cancer Contract

We entered into a contract with the NIH on September 15, 2017. This award was under the NIH’s SBIR program which is designed to fund early stage small businesses that are seeking to commercialize innovative biomedical technologies. The title of the award is SBIR Topic 359 Phase 1 Device Strategy for Selective Isolation of Oncosomes and Non-Malignant Exosomes. The award from NIH was a firm, fixed-price contract with potential total payments to us of $299,250 over the course of nine months.

Fixed price contracts require the achievement of multiple, incremental milestones to receive the full award during each period of the contract. The NIH also had the unilateral right to require us to perform additional work under an option period for an additional fixed amount of $49,800. Under the terms of the contract, we were required to perform certain incremental work toward the achievement of specific milestones against which we invoiced the government for fixed payment amounts.

In the six months ended September 30, 2018, we performed work under the contract covering the remainder of the technical objectives of the contract (Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma and Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes and Aim 3: To evaluate the functional integrity of melanoma exosomes purified by the Hemopurifier and immunocapture isolation steps). As a result, we invoiced NIH for $149,625 during the six months ended September 30, 2018. The Phase 1 Melanoma Cancer Contract is now completed.

Breast Cancer Grant

In September 2018, the NCI awarded us a government grant (number 1R43CA232977-01). The title of this Small Business Innovation Research (SBIR) Phase I grant is “The Hemopurifier Device for Targeted Removal of Breast Cancer Exosomes from the Blood Circulation.”

This NCI Phase I grant period originally ran from September 14, 2018 through August 31, 2019. In August 2019, we applied for and received a no cost, twelve month extension on this grant, so the expiration date was extended to August 31, 2020. The total amount of the firm grant is $298,444. The grant calls for two subcontractors to work with us. Those subcontractors are University of Pittsburgh and Massachusetts General Hospital.

During the six months ended September 30, 2019, we recognized $30,000 in government contract revenue under this grant as a result of the work involved in one of the three technical objectives of the contract (Aim 2. “Elution of a population of breast cancer exosomes from Hemopurifier cartridges that bear the signatures of malignancy based on expression of CSPG4 and HER2, for triple-negative or HER2-overexpressing cancers, respectively”). We also invoiced the NCI for an additional $100,000 during the six month period ended September 30, 2019 in order to pay our subcontractors under the contract. As we did not complete any additional technical objectives beyond Aim 2 noted above during the period, we recorded this $100,000 as deferred revenue as of September 30, 2019.

Operating Expenses

Consolidated operating expenses for the six months ended September 30, 2019 were $3,298,391, in comparison with $2,593,851 for the comparable period ended September 30, 2018. This increase of $704,540, or 27%, in 2019 was due to increases professional fees of $517,436 and in general and administrative expenses of $258,427, which were partially offset by a reduction in and payroll and related expenses of $71,323.

The $517,436 increase in our professional fees in 2019 was primarily due to a $421,145 increase in our legal fees, a $125,804 increase in our accounting fees and a $65,000 payment to the University of Pittsburgh, a subcontractor on our Breast Cancer grant related to their work on that grant. The increase in legal and accounting fees related to increased activity in our registration statement filings and in intellectual property actions among other matters.

The $258,427 increase in general and administrative expenses in 2019 was primarily due to the combination of a $140,792 increase in our clinical trial expense, primarily costs associated with the manufacturing of Hemopurifiers for an expected clinical trial in the cancer space, a $83,520 increase in our lab supplies expense, primarily related to our breast cancer grant and lab work related to our IDE application and a $58,520 increase in travel expense.

The $71,323 decrease in payroll and related expenses was due to the combination of a $124,737 reduction in our cash-based compensation expense and a $53,414 increase in stock-based compensation.

Other Expense

Other expense during the six months ended September 30, 2019 consisted of interest expense, a loss on share for warrant exchanges and a loss on debt extinguishment and during the six months ended September 30, 2018, consisted of interest expense only. Other expense for the six months ended September 30, 2019 was $505,520, in comparison with other expense of $110,210 for the six months ended September 30, 2018.

The following table breaks out the various components of our other expense for both periods:

	Six Months Ended	Six Months Ended
	9/30/19	9/30/18	Change
Loss on Debt Extinguishment	$447,011	$–	$447,011
Loss on Share for Warrant Exchanges	4,403	–	4,403
Interest Expense	54,106	110,210	(56,104)
Total Other Expense	$505,520	$110,210	$395,310

Loss on Debt Extinguishment

During the six months ended September 30, 2019, we reduced the conversion price on our outstanding convertible notes from $45.00 per share to $10.20 per share. The modification of the convertible notes was evaluated under ASC 470-50-40 and the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. Under the extinguishment accounting we recorded a loss on debt extinguishment of $447,011.

Loss on Common Stock for Warrant Cancellation

During the three months ended September 30, 2019, we agreed with five accredited investors to issue 1,078 shares of our common stock to these investors in exchange for the cancellation of outstanding warrants then held by the investors to purchase 10,759 shares of our common stock. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded a loss of $4,403 on those exchanges based on the changes in fair value between the instruments exchanged.

Interest Expense

Interest expense was $54,106 for the six months ended September 30, 2019, and $110,210 for the six months ended September 30, 2018, a decrease of $56,104 in 2019. The various components of our interest expense are shown in the following table:

	Six Months Ended	Six Months Ended
	9/30/19	9/30/18	Change
Interest Expense	$23,819	$49,636	$(25,817)
Amortization of Note Discounts	30,287	60,574	(30,287)
Total Interest Expense	$54,106	$110,210	$(56,104)

The $56,104 decrease in our interest expense was due to the payoff of our convertible notes in July 2019.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased from approximately $2,554,000 in the six month period ended September 30, 2018 to $3,774,000 in the six month period ended September 30, 2019.

Basic and diluted loss attributable to common stockholders were ($2.91) for the six month period ended September 30, 2019, compared to ($2.14) for the six month period ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had a cash balance of $785,658 and negative working capital of $268,824. This compares to a cash balance of $3,828,074 and working capital of $2,214,230 at March 31, 2019. Significant additional financing must be obtained in order to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern. In addition, we will need to raise capital to complete anticipated future human clinical trials in the U.S. We anticipate the primary sources of this additional financing will be from proceeds of our at-the-market offering program, debt financing and other forms of equity placements.

Our primary source of capital during the six months ended September 30, 2019 was the Agreement with H.C. Wainwright & Co., LLC, or H.C. Wainwright. The cash raised from that activity is noted below:

Common Stock Sales Agreement with H.C. Wainwright

On June 28, 2016, we entered into a Common Stock Sales Agreement, or the Agreement, with H.C. Wainwright & Co., LLC, or H.C. Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the Agreement. The Agreement provides for the sale of shares of our common stock having an aggregate offering price of up to $12,500,000, or the Shares.

On August 6, 2019, we executed Amendment No. 1 to the Agreement with H.C. Wainwright, effective as of August 5, 2019. The amendment provides that references in the Agreement to the registration statement shall refer to the registration statement on Form S-3 (File No. 333-231397), originally filed with the Securities and Exchange Commission on May 10, 2019, declared effective by the Securities and Exchange Commission on August 1, 2019.

Subject to the terms and conditions set forth in the Agreement, H.C. Wainwright agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon our instructions. We have provided H.C. Wainwright with customary indemnification rights, and H.C. Wainwright is entitled to a commission at a fixed rate equal to three percent (3.0%) of the gross proceeds per Share sold. In addition, we agreed to pay certain expenses incurred by H.C. Wainwright in connection with the Agreement, including up to $50,000 of the fees and disbursements of their counsel. The Agreement will terminate upon the sale of all of the Shares under the Agreement, unless terminated earlier by either party as permitted under the Agreement.

Sales of the Shares, if any, under the Agreement will be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed with H.C. Wainwright. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Agreement or terminate the Agreement.

In the six months ended September 30, 2019, we raised aggregate net proceeds of $423,234 (net of $13,213 in commissions to H.C. Wainwright and $3,997 in other offering expenses) under this Agreement through the sale of 62,427 shares at an average price of $6.78 per share of net proceeds.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the six months ended
	September 30, 2019	September 30, 2018
Cash used in:
Operating activities	$(2,321)	$(1,809)
Investing activities	(120)	–
Financing activities	(601)	(86)
Net decrease in cash	$(3,042)	$(1,895)

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $2,321,000 in the six month period ended September 30, 2019 compared to approximately $1,895,000 in the six month period ended September 30, 2018. The primary driver in this increase of approximately $512,000 in 2019 in cash used in operating activities was the $1,220,000 increase in our net loss which was partially offset by the non-cash debt extinguishment expense of approximately $447,000, an increase in our non-cash stock-based compensation of approximately $53,000, and the receipt of $100,000 under our Breast Cancer Grant that we recorded as deferred revenue.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $120,000 of cash to purchase laboratory and office equipment in the six months ended September 30, 2019. We had no investing activities in the three months ended September 30, 2018.

NET CASH USED IN FINANCING ACTIVITIES. During the six months ended September 30, 2019, we raised approximately $423,000 from the issuance of common stock. That source of cash from our financing activities was more than offset by the use of approximately $993,000 to partially pay down our convertible notes and the use of approximately $32,000 to pay for the tax withholding on restricted stock units for an aggregate use of cash in financing activities of approximately $602,000. During the six months ended September 30, 2018, we used approximately $86,000 to pay for the tax withholding on restricted stock units.

As of the date of this filing, we plan to invest significantly into purchases of our raw materials and into our contract manufacturing arrangement, subject to successfully raising additional capital.

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

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, or Nasdaq, such as the minimum stockholders’ equity requirement or the minimum closing bid price requirement, Nasdaq may take steps to de-list our common stock. In May 2019, we received a letter from Nasdaq indicating that Nasdaq has determined that we failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. Although we currently are in compliance with the minimum bid price requirement, it is possible that we may not be in the future. In July 2019, we received another letter from Nasdaq indicating that Nasdaq has determined that we failed to comply with the minimum stockholder’s equity requirement of Nasdaq Listing Rule 5550(b)(1). Nasdaq Listing Rule 5550(b)(1) requires that companies listed on the Nasdaq Capital Market maintain a minimum of $2,500,000 in stockholder’s equity. If we fail to regain and maintain compliance with these, or any other of the continued listing requirements of The Nasdaq Capital Market, Nasdaq may take steps to de-list our common stock. A de-listing of our common stock would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but any such action taken by us may not be successful.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July, August and September 2019, an aggregate of 844 shares of our common stock were issued to five accredited investors in exchange for the cancellation of outstanding warrants previously held by these investors to purchase an aggregate of 8,442 shares of our common stock.

The offers, sales and issuances of the securities described in paragraphs (1) and (2) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. No underwriters were involved in these transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have no disclosure applicable to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation.	S-3	333-211151	3.1	May 5, 2016

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Common Stock Purchase Warrant dated August 29, 2012.	8-K	000-21846	4.1	September 6, 2012

4.3	Form of Common Stock Purchase Warrant dated October, November and December 2012.	10-Q	000-21846	4.1	February 13, 2013

4.4	Form of Common Stock Purchase Warrant dated June 14, 2013.	10-Q	000-21846	4.1	August 13, 2013

4.5	Form of Common Stock Purchase Warrant dated June 24, 2014.	8-K	000-21846	4.1	June 30, 2014

4.6	Form of Common Stock Purchase Warrant dated July 24, 2014.	8-K	000-21846	4.1	July 28, 2014

4.7	Form of Common Stock Purchase Warrant dated August and September 2014.	10-Q	000-21846	4.3	November 10, 2014

4.8	Form of Warrant to Purchase Common Stock dated June 25, 2015.	8-K	000-21846	4.1	June 24, 2015

4.9	Form of Purchase Agent Warrant dated June 25, 2015.	8-K	000-21846	4.1	June 26, 2015

4.10	Form of Warrant Agreement dated March 27, 2017.	8-K	001-37487	4.1	March 22, 2017

4.11	Form of Warrant dated _______, 2017.	S-1/A	333-219589	4.29	September 18, 2017

4.12	Form of Placement Agent Warrant dated _______, 2017.	S-1/A	333-219589	4.30	September 22, 2017

10.1	Seventh Amendment to Standard Industrial Net Lease, dated September 9, 2019, between Aethlon Medical Inc. and San Diego Inspire 1, LLC.					X

10.2	SBIR Phase II Award Contract, effective as of September 12, 2019, by and among Aethlon Medical, Inc., the National Institutes of Health and the National Cancer Institute.					X

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: November 1, 2019	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

