Form 10-Q
period 2019-12-31
AETHLON MEDICAL INC
filed 2020-02-10
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of February 7, 2020, the registrant had outstanding 9,256,249 shares of common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$4,058,653	$3,828,074
Accounts receivable	206,729	–
Prepaid expenses and other current assets	40,351	210,042
Total current assets	4,305,733	4,038,116

Property and equipment, net	144,966	6,021
Right-of-use lease asset	159,838	–
Patents, net	59,795	66,668
Deposits	12,159	12,159
Total assets	$4,682,491	$4,122,964

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$327,408	$131,931
Due to related parties	111,212	83,654
Convertible notes payable, net	–	962,301
Deferred revenue	100,000	–
Lease liability, current portion	96,712	–
Other current liabilities	175,282	646,000
Total current liabilities	810,614	1,823,886

Lease liability, less current portion	67,695	–
Total liabilities	878,309	1,823,886

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 4,779,614 and 1,266,979 shares issued and outstanding as of December 31, 2019 and March 31, 2019, respectively	4,781	1,267
Additional paid-in capital	114,172,714	108,076,275
Accumulated deficit	(110,243,475)	(105,652,433)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	3,934,020	2,425,109

Noncontrolling interests	(129,838)	(126,031)

Total stockholders’ equity	3,804,182	2,299,078

Total liabilities and stockholders’ equity	$4,682,491	$4,122,964

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended December 31, 2019 and 2018

(Unaudited)

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018

REVENUES

Government contract revenue	$413,458	$–	$443,458	$149,625

OPERATING EXPENSES

Professional fees	609,933	587,192	1,979,848	1,449,218
Payroll and related expenses	406,421	1,161,531	1,609,942	2,426,828
General and administrative	273,510	215,150	998,465	681,678
Total operating expenses	1,289,864	1,963,873	4,588,255	4,557,724
OPERATING LOSS	(876,406)	(1,963,873)	(4,144,797)	(4,408,099)

OTHER (INCOME) EXPENSE
Interest and other debt expenses	126	55,107	54,232	165,317
(Gain) on share for warrant exchanges	(55,593)	–	(51,190)	–
Loss on debt extinguishment	–	–	447,011	–
Total other (income) expense	(55,467)	55,107	450,053	165,317
NET LOSS	(820,939)	(2,018,980)	(4,594,850)	(4,573,416)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,358)	(5,940)	(3,808)	(20,803)

NET LOSS ATTRIBUTABLE TO AETHLON MEDICAL, INC.	$(819,581)	$(2,013,040)	$(4,591,042)	$(4,552,613)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.28)	$(1.67)	$(2.52)	$(3.82)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,887,883	1,203,344	1,821,557	1,191,012

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended December 31, 2019 and 2018

(Unaudited)

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY

BALANCE - MARCH 31, 2019	1,266,979	$1,267	$108,076,275	$(105,652,433)	$(126,031)	$2,299,078

Issuances of common stock for cash under at the market program	3,087	3	36,619	–	–	36,622

Loss on debt extinguishment	–	–	447,011	–	–	447,011

Issuance of common shares upon vesting of restricted stock units	3,539	4	(23,775)	–	–	(23,771)

Stock-based compensation expense	–	–	326,536	–	–	326,536

Net loss	–	–	–	(2,066,424)	(860)	(2,067,284)

BALANCE - JUNE 30, 2019	1,273,605	$1,274	$108,862,666	$(107,718,857)	(126,891)	$1,018,192

Issuances of common stock for cash under the market program	59,340	60	386,552	–	–	386,612

Issuance of common shares upon vesting of restricted stock units	3,236	4	(8,448)	–	–	(8,444)

Issuances of common stock upon warrant exchanges	1,078	1	4,402	–	–	4,403

Stock-based compensation expense	–	–	326,536	–	–	326,536

Net loss	–	–	–	(1,705,037)	(1,589)	(1,706,626)

BALANCE - SEPTEMBER 30, 2019	1,337,259	$1,339	$109,571,708	$(109,423,894)	$(128,480)	$20,673

Proceeds from the issuance of common stock, net	3,432,056	3,432	4,560,802	–	–	4,564,234

Issuance of common shares upon vesting of restricted stock units	3,439	3	(6,772)	–	–	(6,769)

Issuances of common stock upon warrant exchanges	2,914	3	(55,596)	–	–	(55,593)

Par value of DTC roundup of shares following reverse split	3,946	4	(4)	–	–	–

Stock-based compensation expense	–	–	102,576	–	–	102,576

Net loss	–	–	–	(819,581)	(1,358)	(820,939)

BALANCE - DECEMBER 31, 2019	4,779,614	$4,781	$114,172,714	$(110,243,475)	$(129,838)	$3,804,182

Continued on following page

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended December 31, 2019 and 2018, Continued
(Unaudited)

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY

BALANCE - MARCH 31, 2018	1,182,634	$1,183	$105,590,571	$(99,457,714)	$(101,246)	$6,032,794

Issuance of common shares upon vesting of restricted stock units	1,446	1	(32,738)	–	–	(32,737)

Stock-based compensation expense	–	–	263,162	–	–	263,162

Net loss	–	–	–	(1,146,228)	(6,148)	(1,152,376)

BALANCE - JUNE 30, 2018	1,184,080	$1,184	$105,820,995	$(100,603,942)	$(107,394)	$5,110,843

Issuance of common shares upon vesting of restricted stock units	3,897	4	(53,036)	–	–	(53,032)

Common stock issued for services	1,000	1	19,349	–	–	19,350

Stock-based compensation expense	–	–	336,496	–	–	336,496

Net loss	–	–	–	(1,393,345)	(8,715)	(1,402,060)

BALANCE - SEPTEMBER 30, 2018	1,188,977	$1,189	$106,123,804	$(101,997,287)	$(116,109)	$4,011,597

Proceeds from the issuance of common stock, net	45,622	45	883,452	–	–	883,497

Issuance of common shares upon vesting of restricted stock units	3,889	4	(50,943)	–	–	(50,939)

Stock-based compensation expense	–	–	344,854	–	–	344,854

Net loss	–	–	–	(2,013,040)	(5,940)	(2,018,980)

BALANCE - DECEMBER 31, 2018	1,238,488	$1,238	$107,301,167	$(104,010,327)	$(122,049)	$3,170,029

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2019 and 2018

(Unaudited)

	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018

Cash flows used in operating activities:
Net loss	$(4,594,850)	$(4,573,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,992	24,756
Stock based compensation	755,648	944,512
Loss on debt extinguishment	447,011	–
Gain on share for warrant exchanges	(51,190)	–
Amortization of debt discount	30,287	90,861
Common stock issued for services	–	19,350
Non-cash rent expense	68,856	–
Changes in operating assets and liabilities:
Accounts receivable	(206,729)	74,813
Prepaid expenses and other current assets	169,691	152,411
Accounts payable and other current liabilities	(271,533)	391,369
Deferred revenue	100,000	–
Lease liability	(67,994)	–
Due to related parties	27,558	(20,616)
Net cash used in operating activities	(3,577,253)	(2,895,960)

Cash flows used in investing activities:
Purchases of property and equipment	(148,064)	–
Net cash used in investing activities	(148,064)	–

Cash flows provided by (used in) financing activities:
Proceeds from the issuance of common stock, net	4,987,468	883,500
Principal payments on convertible notes	(992,591)	–
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(38,981)	(136,709)
Net provided by financing activities	3,955,896	746,791

Net increase (decrease) in cash	230,579	(2,149,169)

Cash at beginning of period	3,828,074	6,974,070

Cash at end of period	$4,058,653	$4,824,901

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$83,332	$95,388

Supplemental disclosures of non-cash investing and financing activities:
Initial recognition of right-of-use lease asset and lease liability	$228,694	$–
Par value of shares issued for vested restricted stock units	$10	$138
Par value of shares issued for round up following reverse split	$4	$–

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2019

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

ORGANIZATION

Aethlon Medical, Inc. and its subsidiary (collectively, “Aethlon”, the “Company”, “we” or “us”), is a medical device technology company focused on developing products to diagnose and treat life and organ threatening diseases. The Aethlon Hemopurifier® is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier is designed to deplete the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The U.S. Food and Drug Administration, or FDA, has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

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

We also have a cross-licensing and development agreement with SeaStar Medical, Inc., focused on co-development of our Hemopurifier cartridge with SeaStar’s proprietary cartridges and the development of a closed system for the Hemopurifier using the SeaStar pump and cassettes. This collaboration may allow the deployment of the Hemopurifier into settings that lack dialysis infrastructure, such as chemotherapy infusion centers and field operations for life threatening viral epidemics.

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

REVERSE STOCK SPLIT

On October 14, 2019, the Company completed a 1-for-15 reverse stock split. Accordingly, 15 shares of outstanding common stock then held by stockholders were combined into one share of common stock. Any fractional shares resulting from the reverse split were rounded up to the next whole share. Authorized common stock remained at 30,000,000 shares (see Note 14). The accompanying unaudited condensed consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2018. All shares and per share amounts have been revised accordingly.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended December 31, 2019, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, except as described below.

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

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2019, included in the Company's Annual Report on Form 10-K filed with the SEC on July 1, 2019. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial statements as of and for the three and nine months ended December 31, 2019, and the condensed consolidated statement of cash flows for the nine months ended December 31, 2019. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2019 has been derived from the audited consolidated balance sheet at March 31, 2019, contained in the above referenced 10-K. The results of operations for the three and nine months ended December 31, 2019 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain prior year balances within the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of December 31, 2019, together with cash raised in January 2020 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

2. LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period of computation. The weighted average number of common shares outstanding for the three and nine months ended December 31, 2019 and 2018 included common shares underlying 215 and 3,075 vested restricted stock units, respectively. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional dilutive common shares that would have been outstanding if potential common shares had been issued, if such additional common shares were dilutive. Since we had net losses for all periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded, as their effect would be antidilutive.

As of December 31, 2019 and 2018, an aggregate of 3,779,301 and 459,068 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants and unvested restricted stock units, were excluded, as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three and nine month periods ended December 31, 2019 and 2018, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	December 31,	December 31,
	2019	2018
Three months ended	$218,571	$243,843
Nine months ended	$692,022	$655,760

4. Recent Accounting Pronouncements

The Company adopted ASU Topic 842 on April 1, 2019 utilizing the alternative transition method allowed for under this guidance. As a result, the Company recorded lease liabilities and right-of-use lease assets of $228,694 on its balance sheet as of April 1, 2019. The lease liabilities represent the present value of the remaining lease payments of the Company’s corporate headquarters lease (see Note 13), discounted using the Company’s incremental borrowing rate as of April 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities and the cumulative difference between rent expense and amounts paid under its corporate headquarters lease. The Company also elected the short-term lease recognition exemption for its laboratory lease. For the laboratory lease that qualified as short-term, the Company did not recognize ROU assets or lease liabilities at adoption. The adoption of ASU 2016-02 did not have a material impact on either the statement of operations or statement of cash flows for the nine months ended December 31, 2019.

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

5. CONVERTIBLE NOTES PAYABLE, NET

In July 2019, we paid off our Convertible Notes Payable. We paid the remaining principal balance of $892,591 and accrued interest of $11,352. As a result, we did not incur any interest expense related to the Convertible Notes in the three months ended December 31, 2019.

For the nine months ended December 31, 2019, we recorded interest expense of $23,759 related to the contractual interest rates of our Convertible Notes and interest expense of $30,287 related to the amortization of the note discount for a total interest expense of $54,046 related to our Convertible Notes.

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

6. EQUITY TRANSACTIONS IN THE NINE MONTHS ENDED DECEMBER 31, 2019

December 2019 Public Offering

On December 13, 2019, we entered into an underwriting agreement with H.C. Wainwright and Co., as representative of the several underwriters named therein, relating to the public offering, issuance and sale of 3,333,334 shares of common stock (which includes pre-funded warrants to purchase shares of common stock in lieu thereof), and common warrants to purchase up to an aggregate of 3,333,334 shares of common stock at a public offering price of $1.50 per share (the “December 2019 Public Offering”). Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with a common warrant to purchase one share of common stock. The common warrants have an exercise price of $1.50 per share, were immediately exercisable, and will expire five years from the date of issuance. The offering closed on December 17, 2019.

The gross proceeds of the December 2019 Public Offering were approximately $5 million, prior to deducting underwriting discounts and commissions and estimated offering expenses and excluding the exercise of any common warrants and the underwriter's option to purchase additional securities. The net proceeds from the December 2019 Public Offering were $4,091,437. We intend to use approximately $700,000 of the net proceeds from this offering for the currently planned clinical trials for the Hemopurifier® over the next 12 months, with the remainder for working capital and other general corporate purposes.

Subsequent to the completion of the December 2019 Public Offering and prior to December 31, 2019, all of the holders of pre-funded warrants exercised their pre-funded warrants in full.

In the event of a Fundamental Transaction (a transfer of ownership of the Company as defined in the common warrants issued in the December 2019 Public Offering) within our control, the holders of the unexercised common stock warrants exercisable for $1.50 per share, are entitled to receive cash consideration equal to a Black-Scholes valuation, as defined in the warrant. If such Fundamental Transaction is not within our control, the warrant holders would only be entitled to receive the same form of consideration (and in the same proportion) as the holders of our common stock, hence these warrants are classified as a component of permanent equity.

Common Stock Sales Agreement with H.C. Wainwright

On June 28, 2016, we entered into a Common Stock Sales Agreement, or the Agreement, with H.C. Wainwright & Co., LLC, or H.C. Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the Agreement. The Agreement provides for the sale of shares, or the Shares, of our common stock having an aggregate offering price of up to $12,500,000.

On August 6, 2019, we executed Amendment No. 1 to the Agreement with H.C. Wainwright, effective as of August 5, 2019. The amendment provides that references in the Agreement to the registration statement shall refer to the registration statement on Form S-3 (File No. 333-231397), originally filed with the Securities and Exchange Commission on May 10, 2019, declared effective by the Securities and Exchange Commission on August 1, 2019. We terminated the ATM Prospectus Supplement and suspended any sales under the Sales Agreement on January 17, 2020, but the Sales Agreement remains in full force and effect.

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

In the nine months ended December 31, 2019, we raised aggregate net proceeds of $896,031 (net of $27,896 in commissions to H.C. Wainwright and $5,929 in other offering expenses) under this Agreement through the sale of 161,149 shares at an average price of $5.56 per share of net proceeds.

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

In October 2019, 2,859 vested RSUs held by current and former executive officers were exchanged for the same number of shares of our common stock. As these executives elected to net settle a portion of their vested RSUs in exchange for the Company paying the related withholding taxes of $5,938 on the share issuance, 1,511 of the vested RSUs were cancelled and we issued a net 1,348 shares to the current and former executives.

In December 2019, 3,075 vested RSUs held by our non-employee directors were exchanged into the same number of shares of our common stock. Four of our five non-employee directors elected to return 40% of their vested RSUs in exchange for cash, in order to pay their withholding taxes on the share issuances, resulting in 984 of the vested RSUs being cancelled in exchange for $3,463 in aggregate cash proceeds to those independent directors.

RSUs outstanding that have vested as of, and are expected to vest subsequent to, December 31, 2019 are as follows:

Number of RSUs
Vested	215
Expected to vest	3,075
Total	3,290

Common Stock for Warrant Cancellation

During the nine months ended December 31, 2019, we agreed with seven accredited investors to issue an aggregate of 3,992 shares of our common stock to these investors in exchange for the cancellation of outstanding warrants then held by the investors to purchase an aggregate of 39,900 shares of our common stock. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded a gain of $51,190 on those exchanges based on the changes in fair value between the instruments exchanged.

7. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2019, we accrued unpaid fees of $69,750 owed to our non-employee directors as of December 31, 2019. For the nine months ended December 31, 2019, we recorded $209,250 in fees to our non-employee directors.

Amounts due to related parties were comprised of the following items:

	December 31, 2019	March 31, 2019
Accrued Board fees	$69,750	$69,750
Accrued vacation to all employees	41,462	13,904
Total due to related parties	$111,212	$83,654

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	December 31,	March 31,
	2019	2019
Accrued interest	$–	$59,573
Accrued separation expenses for former executives	–	355,189
Accrued professional fees	175,282	231,238
Total other current liabilities	$175,282	$646,000

9. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and stock options and the effect on basic and diluted loss per common share during the three and nine month periods ended December 31, 2019 and 2018:

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Vesting of stock options and restricted stock units	$102,576	$344,854	$755,648	$944,512
Total stock-based compensation expense	$102,576	$344,854	$755,648	$944,512

Weighted average number of common shares outstanding – basic and diluted	2,887,883	1,203,344	1,821,557	1,191,012

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.04)	$(0.29)	$(0.41)	$(0.79)

All of the stock-based compensation expense recorded during the nine months ended December 31, 2019 and 2018, which totaled $755,648 and $944,512, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the nine months ended December 31, 2019 and 2018 represented an impact on basic and diluted loss per common share of $(0.41) and $(0.79), respectively.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the nine months ended December 31, 2019 was insignificant.

Stock Option Activity

We did not issue any stock options during the three or nine months ended December 31, 2019.

Options outstanding that have vested as of December 31, 2019 and options that are expected to vest subsequent to December 31, 2019 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	22,894	$75.24	4.99
Expected to vest	28,230	$18.89	7.99
Total	51,124

A summary of stock option activity during the nine months ended December 31, 2019 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2019	59,111	$18.75 - 187.50	$56.85
Adjustment for reverse split	14	n/a	n/a
Exercised	–	$–	$–
Granted	–	$–	$–
Cancelled/Expired	(8,001)	$75.00 - 142.50	$138.75
Stock options outstanding at December 31, 2019	51,124	$18.75 - 187.50	$44.12
Stock options exercisable at December 31, 2019	22,894	$25.20 - 187.50	$75.24

On December 31, 2019, our stock options had no intrinsic value since the closing price on that date of $0.96 per share was below the weighted average exercise price of our outstanding stock options.

At December 31, 2019, there was approximately $1,418,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 3.5 years.

10. WARRANTS

During the nine months ended December 31, 2019, we issued pre-funded warrants and common warrants as part of our December 2019 Public Offering (see Footnote 6). All of the pre-funded warrants were fully exercised immediately after the offering. We issued 3,333,334 common warrants in the offering with an exercise price of $1.50 per share. Those common warrants carried a term of five years. We also issued 100,000 warrants to the placement agent in the offering. The placement agent warrants have an exercise price of $1.875 and have a term of five years.

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants, utilizing the Binomial Lattice option pricing models, issued during the nine months ended December 31, 2019:

Risk free interest rate	1.71%
Average expected life	5 years
Expected volatility	229.6% - 233%
Expected dividends	None

During the nine months ended December 31, 2018, we did not issue any warrants.

During the nine months ended December 31, 2019, we agreed with seven accredited investors to issue an aggregate of 3,992 shares of our common stock to these investors in exchange for the cancellation of outstanding warrants then held by the investors to purchase an aggregate of 39,900 shares of our common stock. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded a gain of $51,190 on those exchanges based on the changes in fair value between the instruments exchanged.

A summary of warrant activity during the nine months ended December 31, 2019 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2019	342,992	$16.50 - 180.75	$38.10
Warrants issued	3,433,334	$1.50 - 1.875	$1.51
Adjustment for reverse split	73	n/a	n/a
Cancelled/Expired	(51,287)	$64.50 - 180.75	$91.88
Warrants outstanding at December 31, 2019	3,725,112	$1.50 – 125.25	$3.98
Warrants exercisable at December 31, 2019	3,725,112	$1.50 – 125.25	$3.98

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

During the nine months ended December 31, 2019, we recognized $413,458 in government contract revenue under this contract as a result of the work involved completing the first two milestones in the project as reported in the kick-off presentation to the NCI and first quarterly report. The kick-off presentation covered the Company's organization and project status, recent achievements, the status of the field, the status of commercial and academic competitors, where the proposed project was positioned against the state of the art, the IP landscape, a refresher on the proposed technology, the detailed plan for the first budget period of the contract and technical risks and alternative approaches. The first quarterly report covered a summary of technical objectives, a description of activities accomplished in the quarter, an analysis of experimental data, comments regarding the timeliness of performance, and a brief explanation of activities to be pursued in the following quarter.

Phase 1 Melanoma Cancer Contract

We entered into a contract with the NIH on September 15, 2017. This award was under the NIH’s SBIR program which is designed to fund early stage small businesses that are seeking to commercialize innovative biomedical technologies. The title of the award was SBIR Topic 359 Phase 1 Device Strategy for Selective Isolation of Oncosomes and Non-Malignant Exosomes. The award from NIH was a firm, fixed-price contract with potential total payments to us of $299,250 over the course of nine months.

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

In the nine months ended December 31, 2018, we performed work under the contract covering the remainder of the technical objectives of the contract Aim 1: To validate the Hemopurifier as a device for capture and recovery of melanoma exosomes from plasma, and Aim 2: To validate a method of melanoma exosome isolation consisting of the Hemopurifier followed by mab-based immunocapture to select out the tumor-derived exosomes from non-malignant exosomes and Aim 3: To evaluate the functional integrity of melanoma exosomes purified by the Hemopurifier and immunocapture isolation steps. As a result, we recognized $149,625 in revenue from NIH during the nine months ended December 31, 2018. The Phase 1 Melanoma Cancer Contract is now completed.

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

During the nine months ended December 31, 2019, we recognized $30,000 in government contract revenue under this grant as a result of the work involved in one of the three technical objectives of the contract (Aim 2. “Elution of a population of breast cancer exosomes from Hemopurifier cartridges that bear the signatures of malignancy based on expression of CSPG4 and HER2, for triple-negative or HER2-overexpressing cancers, respectively”). We also invoiced the NCI an additional $100,000 in the six month period ended September 30, 2019 in order to pay our subcontractors under the contract. As we did not complete any of the technical objectives beyond Aim 2 noted above during the December period, we recorded this $100,000 as deferred revenue as of December 31, 2019.

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

The following tables set forth certain information regarding our segments:

	Nine Months Ended December 31,
	2019	2018
Revenues:
Aethlon	$443,458	$149,625
ESI	–	–
Total Revenues	$443,458	$149,625

Operating Losses:
Aethlon	$(4,125,758)	$(4,304,082)
ESI	(19,039)	(104,017)
Total Operating Loss	$(4,144,797)	$(4,408,099)

Net Losses:
Aethlon	$(4,575,811)	$(4,469,399)
ESI	(19,039)	(104,017)
Net Loss Before Non-Controlling Interests	$(4,594,850)	$(4,573,416)

Cash:
Aethlon	$4,058,456	$4,824,225
ESI	197	676
Total Cash	$4,058,653	$4,824,901

Total Assets:
Aethlon	$4,682,294	$4,950,079
ESI	197	676
Total Assets	$4,682,491	$4,950,755

Capital Expenditures:
Aethlon	$148,064	$–
ESI	–	–
Capital Expenditures	$148,064	$–

Depreciation and Amortization:
Aethlon	$15,992	$24,756
ESI	–	–
Total Depreciation and Amortization	$15,992	$24,756

Interest Expense:
Aethlon	$(54,232)	$(165,317)
ESI	–	–
Total Interest Expense	$(54,232)	$(165,317)

13. COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” as contained in our Annual Report on Form 10-K for the year ended March 31, 2019, filed by us with the SEC on July 1, 2019.

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

We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $4,700 per month on a one-year lease that originally was to expire on November 30, 2019. In October 2019, we entered into a lease extension for an additional twelve months running from December 1, 2019 through November 30, 2020, at the rate of $5,961 per month.

Rent expense, which is included in general and administrative expenses, approximated $44,000 and $42,000 for the three month periods ended December 31, 2019 and 2018, respectively. For the nine month periods ended December 31, 2019 and 2018, rent expense approximated $130,000 and $126,000, respectively.

Future minimum lease payments under the Granite Ridge Lease as of December 31, 2019, are as follows:

January 1, 2020 through March 31, 2020	$24,795
April 1, 2020 through March 31, 2021	102,074
April 1, 2021 through August 31, 2021	43,670
Total future minimum lease payments	170,539
Less: discount	(6,132)
Total lease liability	$164,407

On April 1, 2019, we recorded a lease liability and ROU lease asset for the Granite Ridge Lease based on the present value of lease payments over the expected remaining lease term of 2.2 years, discounted using our estimated incremental borrowing rate of 4%. For the nine months ended December 31, 2019, reduction of the right-of-use lease asset was $68,856 and reduction of the lease liability was $67,994.

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

14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to December 31, 2019 through the date that the accompanying condensed consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Registered Direct Financing and Private Placement – On January 16, 2020, we engaged H.C. Wainwright & Co., LLC (“Wainwright”) to act as our exclusive placement agent in connection with the private placement and a concurrent registered direct offering (together, the “Offering”) of an aggregate of 1,885,378 shares of our common stock at a purchase price per share of $2.00 (the “Shares”), for aggregate gross proceeds to us of approximately $3.77 million, before deducting fees payable to Wainwright and other estimated offering expenses payable by us. We also entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which we agreed to sell and issue to the Purchasers warrants (the “Purchase Warrants”) to purchase up to an aggregate of 942,689 shares of our common stock (the “Purchase Warrant Shares”). We agreed to pay Wainwright a cash fee of 6.0% of the aggregate gross proceeds in the Offering, excluding the proceeds, if any, from the exercise of the Purchase Warrants. We also agreed to pay Wainwright an additional 1.0% of the aggregate gross proceeds in the Offering as a management fee and to pay Wainwright for certain expenses in connection with the Offering in an aggregate amount not to exceed $82,900. In addition, Wainwright received placement agent warrants on substantially the same terms as the Purchase Warrants in an amount equal to 3.0% of the aggregate number of Shares sold in the offering, or 56,561 shares of Common Stock, at an exercise price of $2.50 per share and a term expiring on January 17, 2025 (the “Placement Agent Warrants,” and the shares of common stock issuable thereunder, the “Placement Agent Warrant Shares”).

On January 22, 2020, the Company closed the Offering and issued the Purchase Warrants to the Purchasers. The Purchase Warrants are exercisable immediately at an exercise price of $2.75 per share and will expire five and one-half years from the issuance date.

Warrant Exercises – Subsequent to December 31, 2019, investors that participated in the December 2019 Public Offering exercised warrants to purchase an aggregate of 2,591,167 shares of common stock for aggregate cash proceeds to us of $3,888,249 before expenses.

Restricted Stock Unit (“RSU”) Issuance – In January 2020, 215 RSUs held by an executive were exchanged into the same number of shares of our common stock. As the executive elected to net settle a portion of his RSU’s in exchange for us paying the related withholding taxes on the share issuance, 125 of the RSUs were cancelled and we issued a net 90 shares of common stock to the executive. This was the final vested amount under the RSU vesting program to our executives (see Footnote 6).

Order of Suspension of Trading – On February 7, 2020, the Securities and Exchange Commission (the “SEC”) issued an Order of Suspension of Trading (the “SEC Order”), temporarily suspending trading in our stock for a period of ten days. The SEC Order stated that the suspension was due to concerns regarding the accuracy and adequacy of information in the marketplace that appeared to be disseminated by third party promotors and recent and unusual market activity since at least January 22, 2020. We are unable to predict the outcome of the SEC Order or any other actions the SEC may take in connection therewith.

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

Overview

Aethlon Medical, Inc. and its subsidiary (collectively, “Aethlon”, the “Company”, “we” or “us”) is a medical device technology company focused on developing products to diagnose and treat life and organ threatening diseases. The Aethlon Hemopurifier® is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier is designed to deplete the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The U.S. Food and Drug Administration, or the FDA, has designated the Hemopurifier as a "Breakthrough Device" for two independent indications:

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

We also have a cross-licensing and development agreement with SeaStar Medical, Inc., focused on co-development of our Hemopurifier cartridge with SeaStar’s proprietary cartridges and the development of a closed system for the Hemopurifier using the SeaStar pump and cassettes. This collaboration may allow the deployment of the Hemopurifier into settings that lack dialysis infrastructure, such as chemotherapy infusion centers and field operations for life threatening viral epidemics.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2019 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2018

Government Contract Revenues

We recorded government contract revenue of $413,458 in the three months ended December 31, 2019.  This revenue resulted from work performed under Phase 2 Melanoma Cancer Contract with the National Institutes of Health, or NIH. We did not record any government contract revenue in the three months ended December 31, 2018.

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

The work to be performed pursuant to this Award Contract will focus on melanoma exosomes. This work follows from our completion of a Phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018 (see Phase 1 Melanoma Cancer Contract below). Following on the Phase I work, the deliverables in the Phase II program involve the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

During the three months ended December 31, 2019, we recognized $413,458 in government contract revenue under this contract as a result of the work involved completing the first two milestones in the project as reported in the kick-off presentation to the NCI and first quarterly report. The kick-off presentation covered the Company's organization and project status, recent achievements, the status of the field, the status of commercial and academic competitors, where the proposed project was positioned against the state of the art, the IP landscape, a refresher on the proposed technology, the detailed plan for the first budget period of the contract and technical risks and alternative approaches. The first quarterly report covered a summary of technical objectives, a description of activities accomplished in the quarter, an analysis of experimental data, comments regarding the timeliness of performance, and a brief explanation of activities to be pursued in the following quarter.

Phase 1 Melanoma Cancer Contract

We entered into a contract with the NCI in September 2017. This award was under the NIH’s SBIR program. The title of the award was “SBIR Topic 359 Phase 1 Device Strategy for Selective Isolation of Oncosomes and Non-Malignant Exosomes.” The award from NIH was a firm, fixed-price contract with potential total payments to us of $299,250 over the course of nine months.

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

This NCI Phase I grant period originally ran from September 14, 2018 through August 31, 2019. In August 2019, we applied for and received a no cost, twelve month extension on this grant, so the expiration date was extended to August 31, 2020. The total amount of the firm grant is $298,444. The grant calls for two subcontractors to work with us. Those subcontractors are University of Pittsburgh and Massachusetts General Hospital. We did not recognize any revenue from this contract in the three months ended December 31, 2019 and 2018.

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2019 were $1,289,864, in comparison with $1,963,873 for the three months ended December 31, 2018. This decrease of $674,009, or 34%, in 2019 was due to a decrease in payroll and related expenses of $755,110, which was partially offset by increases in professional fees of $22,741 and in general and administrative expenses of $58,360.

The $755,110 decrease in payroll and related expenses was due to the combination of a $512,832 reduction in our cash-based compensation expense and a $242,278 decrease in stock-based compensation. The reduction in cash-based compensation expense was due to recording a $505,609 accrual in the December 2018 period related to contractually agreed severance payments to our former CEO and president with no comparable expense in the December 2019 period.

The $22,741 increase in our professional fees in 2019 was primarily due to a $100,577 increase in our legal fees and a $26,927 increase in our accounting fees, which were partially offset by a $103,924 decrease in scientific consulting expenses. The increase in legal and accounting fees related to increased activity in our registration statement filings and in intellectual property actions, among other matters.

The $58,360 increase in general and administrative expenses in 2019 was primarily due to the combination of a $29,065 increase in our clinical trial expenses and a $18,323 increase in licenses and permitting costs.

Other Income (Expense)

Other income (expense) during the three months ended December 31, 2019 consisted of interest expense and a gain on share for warrant exchanges and during the three months ended December 31, 2018, consisted of interest expense only. Other income for the three months ended December 31, 2019 was $55,467, in comparison with other expense of $55,107 for the three months ended December 31, 2018.

The following table breaks out the various components of our other expense for both periods:

	Three Months Ended	Three Months Ended
	12/31/19	12/31/18	Change
Gain on Share for Warrant Exchanges	$55,593	$–	$55,593
Interest Expense	(126)	(55,107)	54,981
Total Other Income (Expense)	$55,467	$(55,107)	$110,574

Gain on Common Stock for Warrant Cancellation

During the three months ended December 31, 2019, we agreed with two accredited investors to issue 2,914 shares of our common stock to these investors in exchange for the cancellation of outstanding warrants then held by the investors to purchase an aggregate of 29,141 shares of our common stock. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded a gain of $55,593 on those exchanges based on the changes in fair value between the instruments exchanged.

Interest Expense

Interest expense was $126 for the three months ended December 31, 2019, and $55,107 for the three months ended December 31, 2018, a decrease of $54,981 in 2019. The various components of our interest expense are shown in the following table:

	Three Months Ended	Three Months Ended
	12/31/19	12/31/18	Change
Interest Expense	$126	$24,820	$(24,694)
Amortization of Note Discounts	–	30,287	(30,287)
Total Interest Expense	$126	$55,107	$(54,981)

The $54,981 decrease in our interest expense was due to the payoff of our convertible notes in July 2019.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss decreased from approximately $2,019,000 in the three month period ended December 31, 2018 to $820,000 in the three month period ended December 31, 2019.

Basic and diluted loss attributable to common stockholders were ($0.28) for the three month period ended December 31, 2019, compared to ($1.67) for the three month period ended December 31, 2018.

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 2019 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2018

Government Contract Revenues

We recorded government contract revenue in the nine months ended December 31, 2019 and 2018. This revenue resulted from work performed under our government contracts with the NIH as follows:

	Nine Months Ended 12/31/19	Nine Months Ended 12/31/18	Change in Dollars
Phase 2 Melanoma Cancer Contract	$413,458	$–	$413,458
Phase 1 Melanoma Cancer Contract	–	149,625	(149,625)
Breast Cancer Grant	30,000	–	30,000
Total Government Contract and Grant Revenue	$443,458	$149,625	$293,833

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

The work to be performed pursuant to this Award Contract will focus on melanoma exosomes. This work follows from our completion of a Phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018 (see Phase 1 Melanoma Cancer Contract below). Following on the Phase I work, the deliverables in the Phase II program involve the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

During the nine months ended December 31, 2019, we recognized $413,458 in government contract revenue under this contract as a result of the work involved completing the first two milestones in the project as reported in the kick-off presentation to the NCI and first quarterly report. The kick-off presentation covered the Company's organization and project status, recent achievements, the status of the field, the status of commercial and academic competitors, where the proposed project was positioned against the state of the art, the IP landscape, a refresher on the proposed technology, the detailed plan for the first budget period of the contract and technical risks and alternative approaches. The first quarterly report covered a summary of technical objectives, a description of activities accomplished in the quarter, an analysis of experimental data, comments regarding the timeliness of performance, and a brief explanation of activities to be pursued in the following quarter.

Phase 1 Melanoma Cancer Contract

We entered into a contract with the NIH on September 15, 2017. This award was under the NIH’s SBIR program which is designed to fund early stage small businesses that are seeking to commercialize innovative biomedical technologies. The title of the award was SBIR Topic 359 Phase 1 Device Strategy for Selective Isolation of Oncosomes and Non-Malignant Exosomes. The award from NIH was a firm, fixed-price contract with potential total payments to us of $299,250 over the course of nine months.

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

During the nine months ended December 31, 2019, we recognized $30,000 in government contract revenue under this grant as a result of the work involved in one of the three technical objectives of the contract (Aim 2. “Elution of a population of breast cancer exosomes from Hemopurifier cartridges that bear the signatures of malignancy based on expression of CSPG4 and HER2, for triple-negative or HER2-overexpressing cancers, respectively”). We also invoiced the NCI for an additional $100,000 during the nine month period ended December 31, 2019 in order to pay our subcontractors under the contract. As we did not complete any additional technical objectives beyond Aim 2 noted above during the period, we recorded this $100,000 as deferred revenue as of December 31, 2019.

Operating Expenses

Consolidated operating expenses for the nine months ended December 31, 2019 were $4,588,255, in comparison with $4,557,724 for the nine months ended December 31, 2018. This increase of $30,531, or 0.7%, in 2019 was due to increases professional fees of $530,630 and in general and administrative expenses of $316,787, which were partially offset by a reduction in and payroll and related expenses of $816,886.

The $530,630 increase in our professional fees in 2019 was primarily due to a $512,174 increase in our legal fees, a $152,731 increase in our accounting fees and a $65,000 payment to the University of Pittsburgh, a subcontractor on our Breast Cancer grant related to their work on that grant, which were partially offset by a reduction in our scientific consulting expenses of $153,660. The increase in legal and accounting fees related to increased activity in our registration statement filings and in intellectual property actions, among other matters.

The $316,787 increase in general and administrative expenses in 2019 was primarily due to the combination of a $189,857 increase in our clinical trial expense, primarily costs associated with the manufacturing of Hemopurifiers for an expected clinical trial in the cancer space, a $61,354 increase in our lab supplies expense, primarily related to our breast cancer grant and lab work related to our IDE application and a $57,271 increase in travel expense.

The $816,886 decrease in payroll and related expenses was due to the combination of a $628,022 reduction in our cash-based compensation expense and a $188,864 decrease in stock-based compensation. The reduction in cash-based compensation expense was partially due to recording a $505,609 accrual in the December 2018 period related to contractually agreed severance payments to our former CEO and president with no comparable expense in the December 2019 period.

Other Expense

Other expense during the nine months ended December 31, 2019 consisted of interest expense, a gain on share for warrant exchanges and a loss on debt extinguishment and during the nine months ended December 31, 2018, consisted of interest expense only. Other expense for the nine months ended December 31, 2019 was $450,053, in comparison with other expense of $165,317 for the nine months ended December 31, 2018.

The following table breaks out the various components of our other expense for both periods:

	Nine Months Ended	Nine Months Ended
	12/31/19	12/31/18	Change
Loss on Debt Extinguishment	$447,011	$–	$447,011
Gain on Share for Warrant Exchanges	(51,190)	–	(51,190)
Interest Expense	54,232	165,317	(111,085)
Total Other Expense	$450,053	$165,317	$284,736

Loss on Debt Extinguishment

During the nine months ended December 31, 2019, we reduced the conversion price on our outstanding convertible notes from $45.00 per share to $10.20 per share. The modification of the convertible notes was evaluated under ASC 470-50-40 and the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. Under the extinguishment accounting we recorded a loss on debt extinguishment of $447,011.

Gain on Common Stock for Warrant Cancellation

During the nine months ended December 31, 2019, we agreed with seven accredited investors to issue an aggregate of 3,992 shares of our common stock to these investors in exchange for the cancellation of outstanding warrants then held by the investors to purchase an aggregate of 39,900 shares of our common stock. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded a gain of $51,190 on those exchanges based on the changes in fair value between the instruments exchanged.

Interest Expense

Interest expense was $54,232 for the nine months ended December 31, 2019, and $165,317 for the nine months ended December 31, 2018, a decrease of $111,085 in 2019. The various components of our interest expense are shown in the following table:

	Nine Months Ended	Nine Months Ended
	12/31/19	12/31/18	Change
Interest Expense	$23,945	$74,456	$(50,511)
Amortization of Note Discounts	30,287	90,861	(60,574)
Total Interest Expense	$54,232	$165,317	$(111,085)

The $111,085 decrease in our interest expense was due to the payoff of our convertible notes in July 2019.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss decreased from approximately $4,573,000 in the nine month period ended December 31, 2018 to $4,595,000 in the nine month period ended December 31, 2019.

Basic and diluted loss attributable to common stockholders were ($2.52) for the nine month period ended December 31, 2019, compared to ($3.82) for the nine month period ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, we had a cash balance of $4,058,653 and working capital of $3,495,119. This compares to a cash balance of $3,828,074 and working capital of $2,214,230 at March 31, 2019. We expect our existing cash as of December 31, 2019, together with cash raised in January 2020 (see Subsequent Events Footnote), to be sufficient to fund the Company’s operations for at least twelve months.

Our primary sources of capital during the nine months ended December 31, 2019 were the December 2019 Public Offering and our Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or H.C. Wainwright. The cash raised from those activities is noted below:

December 2019 Public Offering

On December 13, 2019, we entered into an underwriting agreement with H.C. Wainwright and Co., as representative of the several underwriters named therein, relating to the public offering, issuance and sale of 3,333,334 shares of common stock (which includes pre-funded warrants to purchase shares of common stock in lieu thereof), and common warrants to purchase up to an aggregate of 3,333,334 shares of common stock at a public offering price of $1.50 per share (the “December 2019 Public Offering”). Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with a common warrant to purchase one share of common stock. The common warrants have an exercise price of $1.50 per share, were immediately exercisable, and will expire five years from the date of issuance. The offering closed on December 17, 2019.

The gross proceeds of the December 2019 Public Offering were approximately $5 million, prior to deducting underwriting discounts and commissions and estimated offering expenses and excluding the exercise of any common warrants and the underwriter's option to purchase additional securities. The net proceeds from the December 2019 Public Offering were approximately $4,091,437. We intend to use approximately $700,000 of the net proceeds from this offering for the currently planned clinical trials for the Hemopurifier® over the next 12 months, with the remainder for working capital and other general corporate purposes.

Subsequent to the completion of the December 2019 Public Offering and prior to December 31, 2019, all of the holders of pre-funded warrants exercised their pre-funded warrants in full.

In the event of a Fundamental Transaction (a transfer of ownership of the Company as defined in the common warrants issued in the December 2019 Public Offering) within our control, the holders of the unexercised common stock warrants exercisable for $1.50 per share, are entitled to receive cash consideration equal to a Black-Scholes valuation, as defined in the warrant. If such Fundamental Transaction is not within our control, the warrant holders would only be entitled to receive the same form of consideration (and in the same proportion) as the holders of our common stock, hence these warrants are classified as a component of permanent equity.

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

On August 6, 2019, we executed Amendment No. 1 to the Agreement with H.C. Wainwright, effective as of August 5, 2019. The amendment provides that references in the Agreement to the registration statement shall refer to the registration statement on Form S-3 (File No. 333-231397), originally filed with the Securities and Exchange Commission on May 10, 2019, declared effective by the Securities and Exchange Commission on August 1, 2019. We terminated the ATM Prospectus Supplement and suspended any sales under the Sales Agreement on January 17, 2020, but the Sales Agreement remains in full force and effect.

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

In the nine months ended December 31, 2019, we raised aggregate net proceeds of $896,031 (net of $27,896 in commissions to H.C. Wainwright and $5,929 in other offering expenses) under this Agreement through the sale of 161,149 shares at an average price of $5.56 per share of net proceeds.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the nine months ended
	December 31, 2019	December 31, 2018
Cash used in:
Operating activities	$(3,577)	$(2,896)
Investing activities	(148)	–
Financing activities	3,956	747
Net increase (decrease) in cash	$231	$(2,149)

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $3,577,000 in the nine month period ended December 31, 2019, compared to approximately $2,896,000 in the nine month period ended December 31, 2018.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $148,000 of cash to purchase laboratory and office equipment in the nine months ended December 31, 2019. We had no investing activities in the nine months ended December 31, 2018.

NET CASH USED IN FINANCING ACTIVITIES. During the nine months ended December 31, 2019, we raised approximately $3,956,000 from the issuance of common stock. That source of cash from our financing activities was partially offset by the use of approximately $993,000 to partially pay down our convertible notes and the use of approximately $39,000 to pay for the tax withholding on restricted stock units, for an aggregate increase of cash provided by financing activities of approximately $3,956,000. During the nine months ended December 31, 2018, we raised approximately $884,000 from the issuance of common stock, which was partially offset by the use of approximately $137,000 to pay for the tax withholding on restricted stock units.

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

There have been no changes to our critical accounting policies as disclosed in our Form 10-K for the year ended March 31, 2019, except for the leases policy disclosed in Note 4 to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. For a discussion of our potential risks and uncertainties, please see the information listed in the item captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. Except as provided below, there have been no material changes to the risk factors as disclosed in the Form 10-K. You should carefully consider the risk factors discussed below and in our Annual Report on Form 10-K for the year ended March 31, 2019, which could materially affect our business, financial position and results of operations.

*Our products are manufactured with raw materials that are sourced from specialty suppliers with limited competitors and we may therefore be unable to access the materials we need to manufacture our products.

Specifically, the Hemopurifier contains three critical components with limited supplier numbers. The base cartridge on which the Hemopurifier is constructed is sourced from Medica S.p.A and we are dependent on the continued availability of these cartridges. We currently purchase the diatomaceous earth from Janus Scientific Inc., our distributor; however, the product is manufactured by Imerys Minerals Ltd., which is the only supplier of this product. The Galanthus nivalis lectin, or GNA Lectin, is sourced from Vector Laboratories, Inc. and also is available from other suppliers; however, Sigma Aldrich is the only approved back up supplier at this time. A business interruption at any of these sources could have a material impact on our ability to manufacture the Hemopurifier.

*Even though we have received breakthrough device designation for the Hemopurifier for two independent indications, this designation may not expedite the development or review of the Hemopurifier and does not provide assurance ultimately of PMA submission or approval by the FDA.

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

Although breakthrough designation or access to any other expedited program may expedite the development or approval process, it does not change the standards for approval. Although we obtained breakthrough device designation for the Hemopurifier for two indications, we may not experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. For example, the time required to identify and resolve issues relating to manufacturing and controls, the acquisition of a sufficient supply of our product for clinical trial purposes or the need to conduct additional nonclinical or clinical studies may delay approval by the FDA, even if the product qualifies for breakthrough designation or access to any other expedited program. Access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for the product.

*Compliance with laws, regulations, and related interpretations and related legal claims or other regulatory enforcement actions could impact our business, and we face additional risks and uncertainties related to any potential actions resulting from the Securities and Exchange Commission’s (the “SEC”) ongoing investigation, or any other investigation or action.

On February 7, 2020, the SEC issued an Order of Suspension of Trading (the “SEC Order”), temporarily suspending trading in our stock for a period of ten days. The SEC Order stated that the suspension was due to concerns regarding the accuracy and adequacy of information in the marketplace that appeared to be disseminated by third party promotors and recent and unusual market activity since at least January 22, 2020. We are unable to predict the outcome of the SEC Order or any other actions the SEC may take in connection therewith. Furthermore, the Company’s reputation may be negatively impacted. As a result, the potential impact to the Company’s business, if any, cannot be determined.

*Our bylaws designate the Eighth Judicial District Court of Clark County, Nevada, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our bylaws require that, to the fullest extent permitted by law, and unless the Company consents in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada, will, to the fullest extent permitted by law, be the sole and exclusive forum for each of the following:

•	any derivative action or proceeding brought in the name or right of the Company or on its behalf,

•	any action asserting a claim for breach of any fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company’s stockholders,

•	any action arising or asserting a claim arising pursuant to any provision of NRS Chapters 78 or 92A or any provision of our articles of incorporation or bylaws, or

•	any action asserting a claim governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce or determine the validity of our articles of incorporation or bylaws.

However, our bylaws provide that the exclusive forum provisions do not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction. We note that there is uncertainty as to whether a court would enforce the provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Nevada law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three months ended, December 31, 2019, an aggregate of 851 shares of our common stock were issued to two accredited investors in exchange for the cancellation of outstanding warrants previously held by these investors to purchase an aggregate of 8,505 shares of our common stock.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. No underwriters were involved in these transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have no disclosure applicable to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation.	S-3	333-211151	3.1	May 5, 2016

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Common Stock Purchase Warrant dated August 29, 2012.	8-K	000-21846	4.1	September 6, 2012

4.3	Form of Common Stock Purchase Warrant dated October, November and December 2012.	10-Q	000-21846	4.1	February 12, 2013

4.4	Form of Common Stock Purchase Warrant dated June 14, 2013.	10-Q	000-21846	4.1	August 13, 2013

4.5	Form of Common Stock Purchase Warrant dated June 24, 2014.	8-K	000-21846	4.1	June 30, 2014

4.6	Form of Common Stock Purchase Warrant dated July 24, 2014.	8-K	000-21846	4.1	July 28, 2014

4.7	Form of Common Stock Purchase Warrant dated August and September 2014.	10-Q	000-21846	4.3	November 10, 2014

4.8	Form of Warrant to Purchase Common Stock dated June 25, 2015.	8-K	000-21846	4.1	June 24, 2015

4.9	Form of Purchase Agent Warrant dated June 25, 2015.	8-K	000-21846	4.1	June 26, 2015

4.10	Form of Warrant Agreement dated March 27, 2017.	8-K	001-37487	4.1	March 22, 2017

4.11	Form of Warrant dated _______, 2017.	S-1/A	333-219589	4.29	September 18, 2017

4.12	Form of Placement Agent Warrant dated _______, 2017.	S-1/A	333-219589	4.30	September 22, 2017

4.14	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.15	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.16	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

10.1	Assignment Agreement, by and between Aethlon Medical, Inc. and London Health Sciences Center Research Inc., dated November 7, 2006.	S-1	333-234712	10.27	November 15, 2019

10.2	Form of Securities Purchase Agreement, by and between Aethlon Medical, Inc. and the Purchaser’s thereto, dated January 17, 2020.	8-K	001-37487	10.1	January 17, 2020

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: February 10, 2020	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

