Form 10-K
period 2020-03-31
AETHLON MEDICAL INC
filed 2020-06-25
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]  No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]  No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2019 was approximately $4.5 million, computed by reference to the closing sale price of the common stock of $3.45 per share on the Nasdaq Capital Market on September 30, 2019. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the common stock of the registrant outstanding as of June 23, 2020 was 12,052,771.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this annual report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended March 31, 2020.

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

Overview and Corporate History

We are a medical technology company focused on developing products to diagnose and treat life and organ threatening diseases. The Aethlon Hemopurifier® is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier is designed to deplete the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The U.S. Food and Drug Administration, or FDA, has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

•	the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes have been shown to participate in the development or severity of the disease; and

•	the treatment of life-threatening viruses that are not addressed with approved therapies.

We believe the Hemopurifier can be a substantial advance in the treatment of patients with advanced and metastatic cancer through the clearance of exosomes that promote the growth and spread of tumors through multiple mechanisms. We are currently preparing for the initiation of clinical trials in patients with advanced and metastatic cancers. We are initially focused on the treatment of solid tumors, including head and neck cancer, gastrointestinal cancers and other cancers. As we advance our clinical trials, we are in close contact with our clinical sites to navigate and assess the impact of COVID-19 on our clinical trials and current timelines.

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda). The primary endpoint for the EFS, which will enroll 10 to 12 subjects at a single center, will be safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This study, which will be conducted at the UPMC Hillman Cancer Center in Pittsburgh, PA, has been approved by the Institutional Review Board, or IRB and is in the process of starting up.

We also believe the Hemopurifier can be part of the broad-spectrum treatment of life-threatening highly glycosylated, or carbohydrate coated, viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used to treat individuals infected with HIV, hepatitis-C, and Ebola.

Additionally, in-vitro, the Hemopurifier has been demonstrated to capture Zika virus, Lassa virus, MERS-CoV, cytomegalovirus, Epstein-Barr virus, Herpes simplex virus, Chikungunya virus, Dengue virus, West Nile virus, smallpox-related viruses, H1N1 swine flu virus, H5N1 bird flu virus, and the reconstructed Spanish flu virus of 1918. In several cases, these validations were conducted in collaboration with leading government or non-government research institutes.

We are also the majority owner of Exosome Sciences, Inc., or ESI, a company focused on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases. Included among ESI’s activities is the advancement of a TauSomeTM biomarker candidate to diagnose chronic traumatic encephalopathy, or CTE, in the living. ESI previously documented TauSome levels in former NFL players to be nine times higher than same age-group control subjects. Through ESI, we are also developing exosome based biomarkers in patients with, or at risk for, a number of cancers. We consolidate ESI’s activities in our consolidated financial statements.

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

In addition to the foregoing, we are monitoring closely the impact of the COVID-19 global pandemic on our business and have taken steps designed to protect the health and safety of our employees while continuing our operations. Given the level of uncertainty regarding the duration and impact of the COVID-19 pandemic on capital markets and the U.S. economy, we are unable to assess the impact of the worldwide spread of SARS-CoV-2 and the resulting COVID-19 pandemic on our timelines and future access to capital. We are continuing to monitor the spread of COVID-19 and its potential impact on our operations. The full extent to which the COVID-19 pandemic will impact our business, results of operations, financial condition, clinical trials, and preclinical research will depend on future developments that are highly uncertain, including actions taken to contain or treat COVID-19 and their effectiveness, as well as the economic impact on national and international markets.

We were formed on March 10, 1999. Our executive offices are located at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123. Our telephone number is (858) 459-7800. Our website address is www.aethlonmedical.com. All references to “us” or “we” are references to Aethlon Medical, Inc.

The Mechanism of the Hemopurifier

The Hemopurifier is an affinity hemofiltration device designed for the single-use removal of exosomes and life-threatening viruses from the human circulatory system. In the United States, the Hemopurifier is classified as a combination product whose regulatory jurisdiction is The Center for Devices and Radiological Health, or CDRH, the branch of FDA responsible for the premarket approval of all medical devices.

In application, our Hemopurifier can be used on the established infrastructure of continuous renal replacement therapy, or CRRT, and dialysis instruments located in hospitals and clinics worldwide. It could also potentially be developed as part of a proprietary closed system with its own pump and tubing set, negating the requirement for dialysis infrastructure. Incorporated within the Hemopurifier is a protein called a lectin that binds to a glycosylated, or sugar substituted, membrane, which exosomes and most infectious viruses share.

The Hemopurifier - Clinical Trials In Viral Infections

The initial development of the Hemopurifier was focused on viral infections. In non-clinical bench experiments using a laboratory version of the Hemopurifier, performed in Company labs as well as multiple other outside labs including the Centers for Disease Control, or CDC, the United States Army Medical Research Institute of Infectious Diseases, or USAMRIID, Battelle Memorial Research Institute and others, we have demonstrated that the mini-Hemopurifier can bind and clear multiple different glycosylated, or containing sugar molecules on their membranes, viruses. These viruses include HIV, hepatitis C, or HCV, Dengue, West Nile, multiple strains of influenza, Ebola, Chikungunya, multiple herpes viruses, a MERS-CoV related pseudovirus and others.

Initial clinical trials on the Hemopurifier were conducted overseas on dialysis patients with HCV, with a subsequent Early Feasibility Study conducted in the U.S. under an FDA approved Investigational Device Exemption, or IDE.

On March 13, 2017, we concluded an FDA-approved early feasibility study under an IDE in end stage renal disease patients on dialysis who were infected with HCV. The study was conducted at DaVita MedCenter Dialysis in Houston, Texas. We reported that there were no device-related adverse events in enrolled subjects who met the study inclusion-exclusion criteria. We also reported that an average capture of 154 million copies of HCV (in International Units, I.U.) within the Hemopurifier during four-hour treatments. Prior to this approval, we collected supporting Hemopurifier data through investigational human studies conducted overseas.

SARS-CoV-2/COVID-19

SARS-COV-2, the causative agent of COVID-19 is a member of the coronavirus family which includes the original SARS virus, SARS-CoV, and the MERS virus. SARS-CoV-2 like all coronaviruses is glycosylated which suggests that the Hemopurifier could potentially clear it from biologic fluids including blood. While we have not tested the ability of the laboratory version of the Hemopurifier to clear live SARS-CoV-2 virus for safety reasons, we have demonstrated in our labs that the laboratory version of the Hemopurifier clears substantial quantities of the protein that binds to cells allowing viral entry. Based on this observation, along with our in vitro data with a MERS related virus we believe the Hemopurifier could potentially clear SARS-CoV-2 from the bloodstream. While COVID-19 initially targets the respiratory tract, accumulating evidence suggests that virus circulating in the bloodstream may be associated with more severe disease. These observations suggest that the Hemopurifier could have a role in treating severely affected patients during the current pandemic.

On June 17, 2020, the FDA approved a supplement to the Company’s open IDE for the Company’s Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study’s plan is to enroll up to 40 subjects at up to 20 centers in the U.S.  Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, orICU, and will have acute lung injury and/or severe or life threatening disease among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes.

The Hemopurifier – Clinical Trials Conducted Overseas in Viral Infections

EBOLA Virus

In December of 2014, Time Magazine named the Hemopurifier a “Top 25 Invention” as the result of treating an Ebola-infected physician at Frankfurt University Hospital in Germany. The physician was comatose with multiple organ failure at the time of treatment with the Hemopurifier. At the American Society of Nephrology Annual Meeting, Dr. Helmut Geiger, Chief of Nephrology at Frankfurt University Hospital reported that the patient received a single 6.5 hour Hemopurifier treatment. Prior to treatment, viral load was measured at 400,000 copies/ml. Post-treatment viral load reported to be at 1,000 copies/ml. Dr. Geiger also reported that 242 million copies of Ebola virus were captured within the Hemopurifier during treatment. The patient ultimately made a full recovery. Based on this experience, the Company filed an Expanded Access protocol with the FDA to treat Ebola virus infected patients in up to ten centers in the U.S. and a corresponding protocol was approved by HealthCanada. These protocols remain open allowing Hemopurifier treatment to be offered to patients presenting for care in both countries. In 2018, we applied for and were granted a Breakthrough Designation by the FDA “… for the treatment of life-threatening viruses that are not addressed with approved therapies.”

Hepatitis C Virus (HCV)

Prior to FDA approval of the IDE feasibility study, we conducted investigational HCV treatment studies at the Apollo Hospital, Fortis Hospital and the Medanta Medicity Institute in India. In the Medanta Medicity Institute study, twelve HCV-infected individuals were enrolled to receive three six-hour Hemopurifier treatments during the first three days of a 48-week peginterferon+ribavirin treatment regimen. The study was conducted under the leadership of Dr. Vijay Kher. Dr. Kher’s staff reported that Hemopurifier therapy was well tolerated and without device-related adverse events in the twelve treated patients.

Of these twelve patients, ten completed the Hemopurifier-peginterferon+ribavirin treatment protocol, including eight genotype-1 patients and two genotype-3 patients. Eight of the ten patients achieved a sustained virologic response, which is the clinical definition of treatment cure and is defined as undetectable HCV in the blood 24 weeks after the completion of the 48-week peginterferon+ribavirin drug regimen. Both genotype-3 patients achieved a sustained virologic response, while six of the eight genotype-1 patients achieved a sustained virologic response, which defines a cure of the infection.

Hemopurifier - Human Immunodeficiency Virus (HIV)

In addition to treating Ebola and HCV-infected individuals, we also conducted a single proof-of-principle treatment study at the Sigma New Life Hospital in an AIDS patient who was not being administered HIV antiviral drugs. In the study, viral load was reduced by 93% as the result of 12 Hemopurifier treatments (each four hours in duration) that were administered over the course of one month.

The Hemopurifier in Cancer

While hepatitis C is no longer a major commercial opportunity in developed markets due to the wide availability of curative, oral direct acting anti-viral agents, or DAAs, we continue to investigate potential viral targets for the Hemopurifier. Recently, however, our primary focus has been on the evaluation of the Hemopurifier in cancer, where we have shown in non-clinical studies that it is capable of clearing exosomes, which are subcellular particles that are secreted by both normal and malignant cells. Tumor derived exosomes, have been shown in multiple laboratories to be critical components in the progression of cancers. They can mediate resistance to chemotherapy, resistance to targeted agents such as trastuzumab (Herceptin), metastasis and resistance to the newer immuno-oncology agents, such as pembrolizumab (Keytruda). Based on these observations and data, in November 2019 the FDA granted us a second Breakthrough Designation “…for the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes have been shown to participate in the development or severity of the disease.”

In June 2019, we met with the FDA in Bethesda, Maryland to discuss the development program for the Hemopurifier in cancer. Following this meeting, in September 2019, we filed an IDE to support initiating an Early Feasibility Study, or EFS, to investigate the Hemopurifier in patients with advanced and/or metastatic squamous cell carcinoma of the head and neck in combination with pembrolizumab (Keytruda) which was recently approved in the front line setting. The IDE was approved on October 4, 2019. We are now preparing to initiate the trial, which will enroll 10 to 12 subjects at the UPMC Hillman Cancer Center in Pittsburgh. The trial has received IRB approval and we expect it to open for enrollment in the September quarter. Endpoints for the trial will include safety, clearance and characterization of cleared exosomes and clinical tumor response and survival. We are in contact with the UPMC Hillman Cancer Center to navigate and assess the impact, if any, of COVID-19 on our trial and current timelines.

Exosome Sciences, Inc. – Majority Owned Biomarker Discovery Company

We are the majority owner of Exosome Sciences, Inc., or ESI, a company focused on the discovery of exosomal biomarkers to diagnose and monitor life-threatening disease conditions that may be current or future therapeutic targets for Aethlon Medical. At present, the priority of ESI is directed toward exosomal biomarkers to diagnose and monitor cancer and neurological disorders.

Since it began operations in 2013, ESI researchers disclosed the discovery of an exosomal biomarker that may be associated with neurodegenerative diseases that involve the abnormal accumulation of tau protein in the brain. These diseases, known as tauopathies, are a family of 21 different neurological disorders that include Alzheimer’s disease and Chronic Traumatic Encephalopathy, or CTE. Related to CTE, the ESI team was invited to participate in an NIH-funded research study with The Boston University CTE Center. In the study, ESI researchers investigated an exosomal tau biomarker, or TauSome, as a candidate to diagnose and monitor CTE in living individuals. At the present time, CTE can only be diagnosed through post-mortem brain autopsy.

The results of the study indicated that TauSome levels in the blood of former professional American football players, a high CTE risk group, were significantly higher as compared to same-age group control subjects who did not participate in activities that involved repetitive head trauma. Additionally, high TauSome levels also correlated with poor performance in cognitive decline testing. These results were published in an article entitled “Preliminary Study of Plasma Exosomal Tau as a Potential Biomarker for Chronic Traumatic Encephalopathy” in the Journal of Alzheimer’s Disease on April 12, 2016.

To further validate these observations, ESI has initiated a follow-on study to evaluate TauSome levels in up to 200 former professional football players and control subjects. If fully enrolled, the study would be the largest study to date related to the advancement of a candidate biomarker to diagnose and monitor CTE in the living. Enrollment of study participants began in March 2018 at the Translational Genomics Research Institute, or TGEN, in Phoenix, AZ. Kendall Van Keuren-Jensen, Ph.D., Co-Director of TGEN’s Center for Noninvasive Diagnostics is the principal investigator at this site location. Dr. Van Keuren-Jensen is neurodegenerative disease thought leader whose research includes discovery and detection of biomarkers for central nervous system disorders. Additional site locations are anticipated.

In September 2019, we announced that ESI had entered into a collaboration with the Hoag Hospital Presbyterian in Newport Beach, California to identify and characterize potential early disease markers for cancer diagnostics, cancer progression and treatment resistance. The Principal Investigator on this study is Michael Demeure, M.D., program director of Precision Medicine at Hoag. Samples from patients at Hoag will be analyzed by ESI scientists to identify and characterize exosomal “liquid biopsy” markers of cancer incidence and progression. We believe that our recently announced NCI-SBIR Phase II contract to develop a benchtop instrument to isolate and characterize exosomes could substantially expand the capabilities of the ESI programs.

U.S. GOVERNMENT CONTRACTS

We have entered into the following three contracts/grants with the National Cancer Institute, or NCI, part of the NIH over the past two years:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the NCI awarded to us a Small Business Innovation Research, or SBIR, Phase II Award Contract, for NIH/NCI Topic 359, entitled “A Device Prototype for Isolation of Melanoma Exosomes for Diagnostics and Treatment Monitoring”, referred to as the Award Contract. The Award Contract amount is $1,860,561 and runs for the period from September 16, 2019 through September 15, 2021.

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

During the fiscal year ended March 31, 2020, we recognized $620,187 in government contract revenue under this contract as a result of the work involved completing the first three milestones in the project as reported in the kick-off presentation to the NCI and the first and second quarterly reports. The kick-off presentation covered the Company's organization and project status, recent achievements, the status of the field, the status of commercial and academic competitors, where the proposed project was positioned against the state of the art, the IP landscape, a refresher on the proposed technology, the detailed plan for the first budget period of the contract and technical risks and alternative approaches. The first and second quarterly reports covered a summary of technical objectives, a description of activities accomplished in the quarter, an analysis of experimental data, comments regarding the timeliness of performance, and a brief explanation of activities to be pursued in the following quarter.

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

During the fiscal year ended March 31, 2020, we recognized $30,000 in government contract revenue under this grant as a result of the work involved in one of the three technical objectives of the contract (Aim 2. “Elution of a population of breast cancer exosomes from Hemopurifier cartridges that bear the signatures of malignancy based on expression of CSPG4 and HER2, for triple-negative or HER2-overexpressing cancers, respectively”). We also invoiced the NCI for an additional $100,000 during the fiscal year ended March 31, 2020 in order to pay our subcontractors under the contract. As we did not complete any additional technical objectives beyond Aim 2 noted above during the period, we recorded this $100,000 as deferred revenue as of March 31, 2020.

During the fiscal year ended March 31, 2019, we recognized $80,000 in government contract revenue under this grant as a result of the work involved in completing one of the three technical objectives of the contract (Aim 1. “To evaluate Hemopurifier-mediated capture of breast cancer exosomes”).

Research and Development Costs

A substantial portion of our operating budget is used for research and development activities. The cost of research and development, all of which has been charged to operations, amounted to approximately $927,000 and $896,000 in the fiscal years ended March 31, 2020 and 2019, respectively.

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

Our success depends in large part on our ability to protect our proprietary technology, including the Hemopurifier product platform, and to operate without infringing the proprietary rights of third parties. We rely on a combination of patent, trade secret, copyright and trademark laws, as well as confidentiality agreements, licensing agreements and other agreements, to establish and protect our proprietary rights. Our success also depends, in part, on our ability to avoid infringing patents issued to others. If we were judicially determined to be infringing on any third-party patent, we could be required to pay damages, alter our products or processes, obtain licenses or cease sales of products or certain activities.

To protect our proprietary medical technologies, including the Hemopurifier product platform and other scientific discoveries, we have a portfolio of over 50 issued patents and pending applications worldwide. We currently have five issued U.S. patents and 33 issued patents in countries outside of the United States. In addition, we have 17 patent applications worldwide related to our Hemopurifier product platform and other technologies. We are seeking additional patents on our scientific discoveries. In 2020, we filed several provisional patent applications related to our products and technologies.

It is possible that our pending patent applications may not result in issued patents, that we will not develop additional proprietary products that are patentable, that any patents issued to us may not provide us with competitive advantages or will be challenged by third parties and that the patents of others may prevent the commercialization of products incorporating our technology. Furthermore, others may independently develop similar products, duplicate our products or design around our patents. U.S. patent applications are not immediately made public, so it is possible that a third party may obtain a patent on a technology we are actively using.

There is a risk that any patent applications that we file and any patents that we hold or later obtain could be challenged by third parties and declared invalid or unenforceable. For many of our pending applications, patent interference proceedings may be instituted with the U.S. Patent and Trademark Office, or the USPTO when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent. At the completion of the interference proceeding, the USPTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the USPTO’s decision is subject to appeal. This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us.  Third parties can file post-grant proceedings in the USPTO, seeking to have issued patent invalidated, within nine months of issuance. This means that patents undergoing post-grant proceedings may be lost, or some or all claims may require amendment or cancellation, if the outcome of the proceedings is unfavorable to us. Post-grant proceedings are complex and could result in a reduction or loss of patent rights. The institution of post-grant proceedings against our patents could also result in significant expenses.

Patent law outside the United States is uncertain and in many countries, is currently undergoing review and revisions. The laws of some countries may not protect our proprietary rights to the same extent as the laws of the United States. Third parties may attempt to oppose the issuance of patents to us in foreign countries by initiating opposition proceedings. Opposition proceedings against any of our patent filings in a foreign country could have an adverse effect on our corresponding patents that are issued or pending in the United States. It may be necessary or useful for us to participate in proceedings to determine the validity of our patents or our competitors’ patents that have been issued in countries other than the United States. This could result in substantial costs, divert our efforts and attention from other aspects of our business, and could have a material adverse effect on our results of operations and financial condition. Outside of the United States, we currently have pending patent applications or issued patents in Europe, India, Russia, Australia, Canada and Hong Kong.

In addition to patent protection, we rely on unpatented trade secrets and proprietary technological expertise. It is possible that others could independently develop or otherwise acquire substantially equivalent technology, somehow gain access to our trade secrets and proprietary technological expertise or disclose such trade secrets, or that we may not successfully ultimately protect our rights to such unpatented trade secrets and proprietary technological expertise. We rely, in part, on confidentiality agreements with our marketing partners, employees, advisors, vendors and consultants to protect our trade secrets and proprietary technological expertise. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that our unpatented trade secrets and proprietary technological expertise will not otherwise become known or be independently discovered by competitors.

Patents

The following table lists our issued patents and patent applications, including their ownership status:

Patents Issued in the United States

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
9,707,333	Extracorporeal removal of microvesicular particles	7/18/17	Owned	1/6/29
9,364,601	Extracorporeal removal of microvesicular particles	6/14/16	Owned	10/2/29
8,288,172	Extracorporeal removal of microvesicular particles	10/16/12	Owned	3/30/29
7,226,429	Method for removal of viruses from blood by lectin affinity hemodialysis	6/5/07	Owned	1/20/24
10,022,483	Method for removal of viruses from blood by lectin affinity hemodialysis	7/17/18	Owned	1/20/24

Patent Applications Pending in the United States

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
16/415,713	Affinity capture of circulating biomarkers	5/17/19	Owned
16/506,864	Brain specific exosome based diagnostics and extracorporeal therapies	7/09/19	Owned
16/036,608	Method for removal of viruses from blood by lectin affinity hemodialysis	1/16/18	Owned
16/459,220	Methods and compositions for quantifying exosomes	7/01/19	Owned
15/777,168	Plasma exosomal tau as a biomarker for chronic traumatic encephalopathy	5/17/18	Owned
16/636,297	Multiplex cerebrospinal fluid processing system	2/03/20	Owned
Provisional	Devices and Methods for Mediating SARS-COV-2 (COVID-19)	Filed	Owned
Provisional	Methods of improving the efficacy of immune checkpoint inhibitors	Filed	Owned
Provisional	Methods of improving the efficacy of monoclonal antibodies	Filed	Owned
Provisional	Systems and methods for capturing circulating exosomes	Filed	Owned

Foreign Patents

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Denmark)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (France)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Germany)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Ireland)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Great Britain)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Sweden)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Netherlands)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Switzerland)	5/16/18	Owned	9/12/36
2353399	Method for removal of viruses from blood by lectin affinity hemodialysis (Russia)	4/27/09	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Belgium)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Ireland)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Italy)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Great Britain)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (France)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Germany)	7/17/13	Owned	1/20/24
2516403	Method for removal of viruses from blood by lectin affinity hemodialysis (Canada)	8/12/14	Owned	1/20/24
2591359	Methods for quantifying exosomes (Germany)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (France)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (Great Britain)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (Spain)	3/01/17	Owned	7/07/31
2644855	Extracorporeal removal of microvesicular particles (Canada)	11/19/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Germany)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Switzerland)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Spain)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (France)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Great Britain)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Italy)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Netherlands)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Sweden)	4/24/19	Owned	1/20/24
3366784	Brain specific exosome based diagnostics and extracorporeal therapies (Denmark)	11/13/19	Owned	9/12/36
3366784	Brain specific exosome based diagnostics and extracorporeal therapies (France)	11/13/19	Owned	9/12/36
3366784	Brain specific exosome based diagnostics and extracorporeal therapies (Germany)	11/13/19	Owned	9/12/36
3366784	Brain specific exosome based diagnostics and extracorporeal therapies (Ireland)	11/13/19	Owned	9/12/36

Foreign Patent Applications

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
DE 112016001400.7	Methods of delivering regional citrate anticoagulation (RCA) during extracorporeal blood treatments	10/23/17	Owned
EP19161598.8	Extracorporeal removal of microvesicular particles (exosomes) (Europe)	3/8/19	Owned
9104740.6	Extracorporeal removal of microvesicular particles (exosomes) (Hong Kong)	3/9/07	Owned
8139/DELNP/2008	Extracorporeal removal of microvesicular particles (exosomes) (India)	3/9/07	Owned
3061952	Extracorporeal removal of microvesicular particles (Canada)	11/18/19	Owned
2939652	Brain specific exosome based diagnostics and extracorporeal therapies (Canada)	8/12/06	Owned
18166085.3	Brain specific exosome based diagnostics and extracorporeal therapies (Europe)	4/6/18	Owned
16867003.2	Plasma exosomal tau as a biomarker for chronic traumatic encephalopathy	11/16/16	Owned

International Patent Applications

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
PCT/US2018/ 044576	Multiplex cerebrospinal fluid processing system	7/31/18	Owned

Licensing and Assignment Agreements

On November 7, 2006, we executed an assignment agreement with the London Health Science Center Research, Inc. under which an invention and related patent rights for a method to treat cancer were assigned to us. The invention provides for the "Extracorporeal removal of microvesicular particles" for which the U.S. Patent and Trademark Office allowed a patent (Patent NO.8,288,172) in the U.S. as of October 2012. The agreement provided for an upfront payment of 800 shares of unregistered common stock and a 2% royalty on any future net sales of all products or services, the sale of which would infringe in the absence of the assignment granted under this agreement. We are also responsible for paying certain patent application and filing costs. Under the assignment agreement, we own the patents until their expiration in May 2029. Under certain circumstances, ownership of the patents may revert to the London Health Science Center Research, Inc. if there is an uncured substantial breach of the assignment agreement.

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

Government Regulation

The Hemopurifier is subject to regulation by numerous regulatory bodies, primarily the FDA, and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing, storage, distribution, advertising and promotion, and post-marketing surveillance reporting of medical devices. As the primary mode of action of the Hemopurifier is attributable to the device component of this combination product, the FDA’s Center for Devices and Radiological Health, or the CDRH, has primary jurisdiction over its premarket development, review and approval. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, import detentions, civil monetary penalties and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.

FDA’s Pre-market Clearance and Approval Requirements

Each medical device we seek to commercially distribute in the United States will require either a prior 510(k) clearance, unless it is exempt, or a pre-market approval from the FDA. Generally, if a new device has a predicate that is already on the market under a 510(k) clearance, the FDA will allow that new device to be marketed under a 510(k) clearance; otherwise, a premarket approval, or PMA, is required. Medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the general controls of the Federal Food, Drug and Cosmetic Act, such as provisions that relate to: adulteration; misbranding; registration and listing; notification, including repair, replacement, or refund; records and reports; and good manufacturing practices. Most Class I devices are classified as exempt from pre-market notification under section 510(k) of the FD&C Act, and therefore may be commercially distributed without obtaining 510(k) clearance from the FDA. Class II devices are subject to both general controls and special controls to provide reasonable assurance of safety and effectiveness. Special controls include performance standards, post market surveillance, patient registries and guidance documents. A manufacturer may be required to submit to the FDA a pre-market notification requesting permission to commercially distribute some Class II devices. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III. A Class III device cannot be marketed in the United States unless the FDA approves the device after submission of a PMA. However, there are some Class III devices for which FDA has not yet called for a PMA. For these devices, the manufacturer must submit a pre-market notification and obtain 510(k) clearance in orders to commercially distribute these devices. The FDA can also impose sales, marketing or other restrictions on devices in order to assure that they are used in a safe and effective manner. We believe that the Hemopurifier will be classified as a Class III device and as such will be subject to PMA submission and approval.

Pre-market Approval Pathway

A pre-market approval application must be submitted to the FDA for Class III devices for which the FDA has required a PMA. The pre-market approval application process is much more demanding than the 510(k) pre-market notification process. A pre-market approval application must be supported by extensive data, including but not limited to technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction reasonable evidence of safety and effectiveness of the device.

After a pre-market approval application is submitted, the FDA has 45 days to determine whether the application is sufficiently complete to permit a substantive review and thus whether the FDA will file the application for review. The FDA has 180 days to review a filed pre-market approval application, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, the FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device.

Although the FDA is not bound by the advisory panel decision, the panel’s recommendations are important to the FDA’s overall decision making process. In addition, the FDA may conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality System Regulation, or QSR. The agency also may inspect one or more clinical sites to assure compliance with FDA’s regulations.

Upon completion of the PMA review, the FDA may: (i) approve the PMA which authorizes commercial marketing with specific prescribing information for one or more indications, which can be more limited than those originally sought; (ii) issue an approvable letter which indicates the FDA’s belief that the PMA is approvable and states what additional information the FDA requires, or the post-approval commitments that must be agreed to prior to approval; (iii) issue a not approvable letter which outlines steps required for approval, but which are typically more onerous than those in an approvable letter, and may require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years; or (iv) deny the application. If the FDA issues an approvable or not approvable letter, the applicant has 180 days to respond, after which the FDA’s review clock is reset.

Emergency Use Authorizations, or EUAs, are granted by FDA in public health emergencies but allow use of the authorized device only during the period of the respective public health emergency, and do not change the requirement to ultimately seek PMA approval after the authorization period has ended.

Clinical Trials

Clinical trials are almost always required to support pre-market approval and are sometimes required for 510(k) clearance. In the United States, for significant risk devices, these trials require submission of an application for an IDE to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients at specified study sites. During the trial, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting and recordkeeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and recordkeeping requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety and welfare of human research subjects. The FDA or the IRB at each site at which a clinical trial is being performed may withdraw approval of a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits or a failure to comply with FDA or IRB requirements. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and effectiveness of the device, may be equivocal or may otherwise not be sufficient to obtain approval or clearance of the product. As we advance our clinical trials, we are in close contact with our clinical sites to navigate and assess the impact, if any, of COVID-19 on our clinical trials and current timelines, including delays or difficulties in enrolling patients and/or delays or difficulties in clinical site initiation.

Ongoing Regulation by the FDA

Even after a device receives clearance or approval and is placed on the market, numerous regulatory requirements apply. These include:

•	establishment registration and device listing;

•	the QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and the FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses and other requirements related to promotional activities;

•	medical device reporting regulations, which require that manufactures report to the FDA if their device may have caused or contributed to a death or serious injury, or if their device malfunctioned and the device or a similar device marketed by the manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;

•	corrections and removal reporting regulations, which require that manufactures report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FDCA that may present a risk to health; and

•	post market surveillance regulations, which apply to certain Class II or III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Some changes to an approved PMA device, including changes in indications, labeling or manufacturing processes or facilities, require submission and FDA approval of a new PMA or PMA supplement, as appropriate, before the change can be implemented. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the device covered by the original PMA. The FDA uses the same procedures and actions in reviewing PMA supplements as it does in reviewing original PMAs.

Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or state authorities, which may include any of the following sanctions:

•	warning or untitled letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications, voluntary or mandatory recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	delay in processing submissions or applications for new products or modifications to existing products;

•	withdrawing approvals that have already been granted; and

•	criminal prosecution.

The Medical Device Reporting laws and regulations require us to provide information to the FDA when we receive or otherwise become aware of information that reasonably suggests our device may have caused or contributed to a death or serious injury as well as a device malfunction that likely would cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for off-label use. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

Newly discovered or developed safety or effectiveness data may require changes to a product’s labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory clearance or approval of our products under development.

Healthcare Regulation

In addition to the FDA’s restrictions on marketing of pharmaceutical products, the U.S. healthcare laws and regulations that may affect our ability to operate include: the federal fraud and abuse laws, including the federal anti-kickback and false claims laws; federal data privacy and security laws; and federal transparency laws related to payments and/or other transfers of value made to physicians and other healthcare professionals and teaching hospitals. Many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. For example, states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payor. In addition, state data privacy laws that protect the security of health information may differ from each other and may not be preempted by federal law. Moreover, several states have enacted legislation requiring pharmaceutical manufacturers to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, report information related to drug pricing, require the registration of sales representatives, and prohibit certain other sales and marketing practices. These laws may adversely affect our sales, marketing and other activities with respect to any product candidate for which we receive approval to market in the United States by imposing administrative and compliance burdens on us.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. For example, in the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, among other things, reduced and/or limited Medicare reimbursement to certain providers and imposed an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions. However, the 2020 federal spending package permanently eliminated, effective January 1, 2020, this PPACA-mandated medical device tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall of 2020. In addition, the Budget Control Act of 2011, as amended by subsequent legislation, further reduces Medicare’s payments to providers by two percent through fiscal year 2030. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the two percent Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. These reductions may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Legislation could be adopted in the future that limits payments for our products from governmental payors. It is possible that additional governmental action will be taken to address the COVID-19 pandemic.

Coverage and Reimbursement

In both the U.S. and international markets, the use of medical devices is dependent in part on the availability of reimbursement from third-party payors, such as government and private insurance plans. Healthcare providers that use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the medical procedures being performed or to compensate them for their patient care services. Should our products under development be approved for commercialization by the FDA, any such products may not be considered cost-effective, reimbursement may not be available in the U.S. or other countries, if approved, and reimbursement may not be sufficient to allow sales of our future products on a profitable basis. The coverage decisions of third-party payors will be significantly influenced by the assessment of our future products by health technology assessment bodies. If approved for use in the U.S., we expect that any products that we develop will be purchased primarily by medical institutions, which will in turn bill various third-party payors for the health care services provided to patients at their facility. Payors may include the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program and works in partnership with state governments to administer Medicaid, other government programs and private insurance plans. The process involved in applying for coverage and reimbursement from CMS is lengthy and expensive. Further, Medicare coverage is based on our ability to demonstrate that the treatment is “reasonable and necessary” for Medicare beneficiaries. Even if products utilizing our Aethlon Hemopurifier® technology receive FDA and other regulatory clearance or approval, they may not be granted coverage and reimbursement by any payor, including by CMS. Many private payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies and amounts. However, no uniform policy for coverage and reimbursement for medical devices exists among third-party payors in the United States. Therefore, coverage and reimbursement can differ significantly from payor to payor.

Manufacturing

Manufacturing of our Hemopurifier occurs in collaboration with two contract manufacturers based in California that are compliant with the Good Manufacturing Practice regulations promulgated by the FDA.  Our contract manufacturers are registered with the FDA. Previously, we did receive an export license from FDA that allows for the export of our Hemopurifier to support clinical studies in India. To date, our manufacture of the Hemopurifier has been limited to quantities necessary to support our clinical studies. Although we have not yet been impacted, we are continuing to assess the interruption of, or delays in receiving, our Hemopurifier from our contract manufacturers due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems contributable to COVID-19.

Our costs of compliance with federal, state and local environmental laws have been immaterial to date.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Our Hemopurifiers are assembled by Aethlon personnel in a manufacturing facility provided and maintained following current Good Manufacturing Practices by Life Science Outsourcing, Inc, or LSO. Aethlon personnel assemble the various components of the Hemopurifier with materials from our various suppliers, which are purchased and released by Aethlon and stored at LSO prior to use in manufacturing. Specifically, the Hemopurifier contains three critical components with limited available suppliers. The base cartridge on which the Hemopurifier is constructed is sourced from Medica S.p.A and we are dependent on the continued availability of these cartridges. Although there are other suppliers, the process of qualifying a new supplier takes time and regulatory approvals must be obtained. We currently purchase the diatomaceous earth from Janus Scientific, Inc., as the distributor; however, the product is manufactured by Imerys Minerals Ltd. There potentially are other suppliers of this product, but as with the cartridges, qualifying and obtaining required regulatory approvals takes time and resources. The GNA lectin is sourced from Vector Laboratories Inc. and also is available from other suppliers; however, Sigma Aldrich is the only approved back up supplier at this time. A business interruption at any of these sources could have a material impact on our ability to manufacture the Hemopurifier.

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

Product Liability

The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. We have limited clinical trial liability insurance coverage. It is possible that future insurance coverage may not be adequate or available. We may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability for mandatory damages could exceed the amount of our coverage. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

Employees

We have eight full-time employees. We utilize, whenever appropriate, consultants in order to conserve cash and resources.

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

We have never been profitable. We have generated revenues during the fiscal years ended March 31, 2020 and March 31, 2019, in the amounts of $650,187, and $229,625, respectively, primarily from our contracts with the NIH. Our revenues, from research grants, continue to be insufficient to cover our cost of operations. It is possible that we may not be able to enter into future government contracts beyond our current contract with the NIH. Future profitability, if any, will require the successful commercialization of our Hemopurifier technology, other products that may emerge from our potential diagnostic products or from additional government contract or grant income. We may not be able to successfully commercialize one or more of our products, and even if commercialization is successful, we may never be profitable.

We will require additional financing to sustain our operations.

We will require significant additional financing for our operations and for expected additional future clinical trials in the U.S., as well as to fund all of our continued research and development activities for the Hemopurifier and other future products. In addition, as we expand our activities, our overhead costs to support personnel, laboratory materials and infrastructure will increase. If the financing we may require to sustain our working capital needs be unavailable to us on reasonable terms, or at all, we may be unable to support our research and FDA development activities, including our planned clinical trials. The failure to implement our research and clearance activities would have a material adverse effect on our ability to commercialize our products or continue our business.

We also will need to raise additional funds through debt or equity financings to achieve our business objectives and to satisfy our cash obligations, which may dilute the ownership of our existing stockholders.

We will need to raise additional funds through debt and/or equity financings in order to complete our ultimate business objectives, including funding working capital to support development and regulatory clearance of our potential products. We also may choose to raise additional funds in debt or equity financings if they are available to us on reasonable terms to increase our working capital and to strengthen our financial position. Any sales of additional equity or convertible debt securities could result in dilution of the equity interests of our existing stockholders, which could be substantial. Also, new investors may require that we and certain of our stockholders enter into voting arrangements that give them additional voting control or representation on our Board of Directors.

Risks Related to Our Business Operations

We face intense competition in the medical device industry.

We compete with numerous U.S. and foreign companies in the medical device industry, and many of our competitors have greater financial, personnel, operational and research and development resources than we do. We believe that because the field of exosome research is burgeoning, multiple competitors are or will be developing competing technologies to address exosomes in cancer. Progress is constant in the treatment and prevention of viral diseases, so the opportunities for the Hemopurifier may be reduced there as well. Diagnostic technology may be developed that can supplant diagnostics we are developing for neurodegenerative diseases and cancer. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases we target that:

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

To achieve the levels of production necessary to commercialize our Hemopurifier and any other future products, we will need to secure large-scale manufacturing agreements with contract manufacturers which comply with good manufacturing practice standards and other standards prescribed by various federal, state and local regulatory agencies in the U.S. and any other country of use. We have limited experience coordinating and overseeing the manufacture of medical device products on a large-scale. It is possible that manufacturing and control problems will arise as we attempt to commercialize our products and that manufacturing may not be completed in a timely manner or at a commercially reasonable cost. In addition, we may not be able to adequately finance the manufacture and distribution of our products on terms acceptable to us, if at all. If we cannot successfully oversee and finance the manufacture of our products if they obtain regulatory clearances, we may never generate revenue from product sales and we may never be profitable.

Our Hemopurifier technology may become obsolete.

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

We have eight full-time employees, consisting of our Chief Executive Officer, our Chief Financial Officer, a recently hired Vice President, Manufacturing and Product Development, four research scientists and an executive assistant. We utilize, whenever appropriate, consultants in order to conserve cash and resources.

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

Our business prospects will depend on our ability to complete studies, clinical trials, including our currently planned EFS trial in 10 to 12 patients, obtain satisfactory results, obtain required regulatory approvals and successfully commercialize our Hemopurifier product candidate. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

•	slow patient enrollment;

•	serious adverse events related to our medical device candidates;

•	unsatisfactory results of any clinical trial;

•	the failure of our principal third-party investigators to perform our clinical trials on our anticipated schedules;

•	different interpretations of our pre-clinical and clinical data, which could initially lead to inconclusive results; and

•	delays resulting from the coronavirus pandemic.

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

Moreover, the FDA strictly regulates the promotional claims that may be made about approved products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. The COVID-19 pandemic could also potentially affect the business of the FDA and comparable authorities in other countries, which could result in delays in meetings related to planned clinical trials and ultimately of reviews and approvals of our product candidates.

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

We generally rely on third-party consultants or other vendors to manage and implement the day-to-day conduct of our operations, including conducting clinical trials and manufacturing our current product candidates and any future product candidates that we may develop. Accordingly, we are and will continue to be dependent on the timeliness and effectiveness of their efforts. Our dependence on third parties includes key suppliers and third-party service providers supporting the development, manufacture and regulatory approval of our products as well as support for our information technology systems and other infrastructure. While our management team oversees these vendors, failure of any of these third parties to meet their contractual, regulatory and other obligations or the development of factors that materially disrupt the performance of these third parties could have a material adverse effect on our business. For example, all of the key oversight responsibilities for the development and manufacture of our lead product candidate are conducted by our management team, but all other activities are the responsibility of third-party vendors. It is possible that the current COVID-19 epidemic might constrain the ability of needed third-party vendors to provide services that we require.

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

Before a new medical device can be marketed in the U.S., it must first receive a PMA or 510(k) clearance from the FDA, unless an exemption applies. A PMA submission, which is a higher standard than a 510(k) clearance, is used to demonstrate to the FDA that a new or modified device is safe and effective. The 510(k) is used to demonstrate that a device is “substantially equivalent” to a predicate device (one that has been cleared by the FDA). We expect that any product we seek regulatory approval for, including the Hemopurifier, will require a PMA. The FDA approval process involves, among other things, successfully completing clinical trials and filing for and obtaining a PMA. The PMA process requires us to prove the safety and effectiveness of our products to the FDA’s satisfaction. This process, which includes preclinical studies and clinical trials, can take many years and requires the expenditure of substantial resources and may include post-marketing surveillance to establish the safety and efficacy of the product. Notwithstanding the effort and expense incurred, the process may never result in the FDA granting a PMA. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval. Delays or rejections may also be encountered based upon changes in governmental policies for medical devices during the period of product development. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•	our inability to demonstrate safety or effectiveness of the Hemopurifier or any other product we develop to the FDA’s satisfaction;

•	insufficient data from our preclinical studies and clinical trials, including for our Hemopurifier, to support approval;

•	failure of the facilities of our third-party manufacturer or suppliers to meet applicable requirements;

•	inadequate compliance with preclinical, clinical or other regulations;

•	our failure to meet the FDA’s statistical requirements for approval; and

•	changes in the FDA’s approval policies, or the adoption of new regulations that require additional data or additional clinical studies.

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

Although we have received approval to proceed with clinical trials of the Hemopurifier in the U.S. under the investigational device exemption, the current approval from the FDA to proceed could be revoked, the study could be unsuccessful, or the FDA PMA approval may not be obtained or could be revoked. Even if we obtain approval, the FDA or other regulatory authorities may require expensive or burdensome post-market testing or controls. Any delay in, or failure to receive or maintain, clearance or approval for our future products could prevent us from generating revenue from these products or achieving profitability. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some physicians from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.

The approval requirements for medical products used to fight bioterrorism are still evolving, and any products we develop for such uses may not meet these requirements.

We are advancing product candidates under governmental policies that regulate the development and commercialization of medical treatment countermeasures against bioterror and pandemic threats.  While we intend to pursue FDA market clearance to treat infectious bioterror and pandemic threats, it is often not feasible to conduct human studies against these deadly high threat pathogens. For example, the Hemopurifier is an investigational device that has not yet received FDA approval for any indication. We continue to investigate the potential for the use of the Hemopurifier in viral diseases under an open IDE and our FDA Breakthrough Designation for “…the treatment of life-threatening glycosylated viruses that are not addressed with an approved therapy.” We currently have an open FDA approved Expanded Access Protocol for the treatment of Ebola infected patients in the U.S. and a corresponding HealthCanada approval in Canada. Based on our studies to date, the Hemopurifier can potentially clear many viruses that are pathogenic in humans, including HCV, HIV and Ebola. We do have preclinical data suggesting that it could clear a closely related coronavirus (MERS). We have tested the ability of a lab version of the Hemopurifier to clear a component of SARS-CoV-2, the causative agent in COVID-19, but cannot test the whole virus in our labs for safety reasons. Furthermore, we also do not know whether clearing SARS-CoV-2 from the blood, which is what the Hemopurifier is designed to do, would have a positive effect on this disease, which primarily targets the lung; and even if effective, the Hemopurifier would only potentially be indicated in those patients with the most severe and life-threatening manifestations. Additionally, we have a very limited supply of Hemopurifiers and therefore any use in this pandemic will be only investigational in a very small number of patients, even if it appears that the device can help those patients.

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

In both the U.S. and international markets, the use of medical devices is dependent in part on the availability of reimbursement from third-party payors, such as government and private insurance plans. Healthcare providers that use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the medical procedures being performed or to compensate them for their patient care services. Should our products under development be approved for commercialization by the FDA, any such products may not be considered cost-effective, reimbursement may not be available in the U.S. or other countries, if approved, and reimbursement may not be sufficient to allow sales of our future products, including the Hemopurifier, on a profitable basis. The coverage decisions of third-party payors will be significantly influenced by the assessment of our future products by health technology assessment bodies. These assessments are outside our control and any such evaluations may not be conducted or have a favorable outcome.

If approved for use in the U.S., we expect that any products that we develop, including the Hemopurifier, will be purchased primarily by medical institutions, which will in turn bill various third-party payors for the health care services provided to patients at their facility. Payors may include the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program and works in partnership with state governments to administer Medicaid, other government programs and private insurance plans. The process involved in applying for coverage and incremental reimbursement from CMS is lengthy and expensive. Further, Medicare coverage is based on our ability to demonstrate that the treatment is “reasonable and necessary” for Medicare beneficiaries. Even if products utilizing our Aethlon Hemopurifier technology receive FDA and other regulatory clearance or approval, they may not be granted coverage and reimbursement by any payor, including by CMS. For some governmental programs, such as Medicaid, coverage and adequate reimbursement differ from state to state and some state Medicaid programs may not pay adequate amounts for the procedure necessary to utilize products utilizing our technology system, or any payment at all. Moreover, many private payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies and amounts. However, no uniform policy requirement for coverage and reimbursement for medical devices exists among third-party payors in the United States. Therefore, coverage and reimbursement can differ significantly from payor to payor. If CMS or other agencies limit coverage or decrease or limit reimbursement payments for doctors and hospitals, this may affect coverage and reimbursement determinations by many private payors for any products that we develop.

Should any of our potential products, including the Hemopurifier, be approved for commercialization, adverse changes in reimbursement policies and procedures by payors may impact our ability to market and sell our products.

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

For example, in the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, among other things, reduced and/or limited Medicare reimbursement to certain providers. However, on December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. The Budget Control Act of 2011, as amended by subsequent legislation, further reduces Medicare’s payments to providers by two percent through fiscal year 2030. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the two percent Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. These reductions may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Legislation could be adopted in the future that limits payments for our products from governmental payors. It is possible that additional governmental action is taken to address the COVID-19 pandemic. In addition, commercial payors such as insurance companies, could adopt similar policies that limit reimbursement for medical device manufacturers’ products. Therefore, it is possible that our product or the procedures or patient care performed using our product will not be reimbursed at a cost-effective level. We face similar risks relating to adverse changes in reimbursement procedures and policies in other countries where we may market our products. Reimbursement and healthcare payment systems vary significantly among international markets. Our inability to obtain international reimbursement approval, or any adverse changes in the reimbursement policies of foreign payors, could negatively affect our ability to sell our products and have a material adverse effect on our business and financial condition.

Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.

Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act of 2017 or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We believe we have not experienced an ownership change in the past three years, however, we could experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we achieve profitability and an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Our business is subject to risks arising from the recent COVID-19 pandemic.

The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, patients, communities and business operations, as well as the U.S. and global economy and financial markets.

International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have implemented a work from home policy for all non-laboratory employees, following the guidelines or directives issued by federal, state and local government agencies in the U.S.

To date, we do not currently anticipate any interruptions in supply. In addition, while we are continuing the process of getting our clinical trial underway, we expect that COVID-19 precautions may directly or indirectly impact the timeline for the trial. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, clinical trials and manufacturing and supply chains, including:

•	further delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials and interruption in global shipping that may affect the transport of clinical trial materials;

•	limitations on employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	delays in receiving feedback or approvals from the FDA or other regulatory authorities with respect to future clinical trials or regulatory submissions;

•	changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
•	refusal of the FDA to accept data from clinical trials in affected geographies; and

•	difficulties launching or commercializing products, including due to reduced access to doctors as a result of social distancing protocols.

In addition, the spread of COVID-19 has had and may continue to impact the trading price of shares of our common stock and could further negatively impact our ability to raise additional capital on a timely basis or at all.

The COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 may impact our business, including our clinical trials, manufacturing and supply chains and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, continued business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Our products are manufactured with raw materials that are sourced from specialty suppliers with limited competitors and we may therefore be unable to access the materials we need to manufacture our products.

Specifically, the Hemopurifier contains three critical components with limited supplier numbers. The base cartridge on which the Hemopurifier is constructed is sourced from Medica S.p.A and we are dependent on the continued availability of these cartridges. We currently purchase the diatomaceous earth from Janus Scientific Inc., our distributor; however, the product is manufactured by Imerys Minerals Ltd., which is the only supplier of this product. The Galanthus nivalis agglutinin, or GNA, is sourced from Vector Laboratories, Inc. and also is available from other suppliers; however, Sigma Aldrich is the only approved back up supplier at this time. A business interruption at any of these sources, including interruption resulting from the coronavirus pandemic, could have a material impact on our ability to manufacture the Hemopurifier.

Even though we have received breakthrough device designation for the Hemopurifier for two independent indications, this designation may not expedite the development or review of the Hemopurifier and does not provide assurance ultimately of PMA submission or approval by the FDA.

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

Compliance with laws, regulations, and related interpretations and related legal claims or other regulatory enforcement actions could impact our business, and we face additional risks and uncertainties related to any potential actions resulting from the Securities and Exchange Commission’s, or the SEC, ongoing investigation, or any other investigation or action.

On February 7, 2020, the SEC issued an Order of Suspension of Trading, or SEC Order, temporarily suspending trading in our stock for a period of ten days. The SEC Order stated that the suspension was due to concerns regarding the accuracy and adequacy of information in the marketplace that appeared to be disseminated by third party promotors and recent and unusual market activity since at least January 22, 2020. Although our stock resumed trading upon expiration of the SEC Order, we are unable to predict the outcome of the SEC investigation or any other actions the SEC may take in connection therewith. Furthermore, the Company’s reputation may be negatively impacted. As a result, the potential impact to the Company’s business, if any, cannot be determined.

Our bylaws designate the Eighth Judicial District Court of Clark County, Nevada, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

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

We rely in part upon third-party licenses and ownership rights assigned from third parties for the development of specific uses for our Hemopurifier devices. For example, we are researching, developing and testing cancer-related applications for our devices under patents assigned from the London Health Science Center Research, Inc. Should any of our licenses be prematurely terminated for any reason, or if the patents and intellectual property assigned to us or owned by such entities that we have licensed are challenged or defeated by third parties, our research efforts could be materially and adversely affected. Our licenses and patents assigned to us may not continue in force for as long as we require for our research, development and testing of cancer treatments. It is possible that, if our licenses terminate or the underlying patents and intellectual property is challenged or defeated or the patents and intellectual property assigned to us is challenged or defeated, suitable replacements may not be obtained or developed on terms acceptable to us, if at all. There is also the related risk that we may not be able to make the required payments under any patent license or assignment agreement, in which case we may lose to ability to use one or more of the licensed or assigned patents.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies incorporated in our products. We currently have five issued U.S. patents and nine pending U.S. patent applications. We also have 33 issued foreign patents and have applied for nine additional international patents. Our issued patents begin to expire in 2024, with the last of these patents expiring in 2036, although terminal disclaimers, patent term extension or patent term adjustment can shorten or lengthen the patent term. We rely on a combination of patent protection, trade secret laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these may not adequately protect our rights or permit us to gain or keep any competitive advantage.

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

Our business plan to utilize the Aethlon Hemopurifier technology is likely to continue to involve contracts with the U.S. Government, such as our contract with the National Institute of Health and the National Cancer Institute, effective September 12, 2019. Contracts such as this one, typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. Government to unilaterally:

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

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, or Nasdaq, such as the minimum stockholders’ equity requirement or the minimum closing bid price requirement, Nasdaq may take steps to de-list our common stock. For example, in May 2019 we received a letter from Nasdaq indicating that Nasdaq has determined that we have failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. In July 2019, we received another letter from Nasdaq indicating that Nasdaq has determined that we have failed to comply with the minimum stockholder’s equity requirement of Nasdaq Listing Rule 5550(b)(1). Nasdaq Listing Rule 5550(b)(1) requires that companies listed on the Nasdaq Capital Market maintain a minimum of $2,500,000 in stockholder’s equity. If we fail to maintain compliance with these, or any other of the continued listing requirements of The Nasdaq Capital Market, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but any such action taken by us may not be successful.

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

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	failure to raise additional funds when needed;

•	announcements regarding our ongoing development of the Hemopurifier;

•	results from our clinical trials with the Hemopurifier;

•	failure to maintain our listing on Nasdaq;

•	results of operations or revenue in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	reduced investor confidence in equity markets;

•	speculation in the press or analyst community;

•	wide fluctuations in stock prices, particularly with respect to the stock prices for other medical device companies;

•	announcements of technological innovations by us or our competitors;

•	new products or the acquisition of significant customers by us or our competitors;

•	changes in interest rates;

•	changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors;

•	changes in recommendations or financial estimates by securities analysts who track our common stock or the stock of other medical device companies;

•	changes in management;

•	sales of common stock by directors and executive officers;

•	rumors or dissemination of false or misleading information, particularly through Internet chat rooms, instant messaging, and other rapid-dissemination methods;

•	conditions and trends in the medical device industry generally;

•	the announcement of acquisitions or other significant transactions by us or our competitors;

•	adoption of new accounting standards affecting our industry;

•	changes in the structure of healthcare payment systems;

•	general market conditions;

•	domestic or international terrorism and other factors, including the effects of the ongoing pandemic; and

•	the other factors described in this section.

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

If at any time our common stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time our common stock is not listed on a national securities exchange or we have net tangible assets of $2,000,000 or less, or we have an average revenue of less than $6,000,000 for the last three years, and our common stock has a market price per share of less than $5.00, transactions in our common stock will be subject to the SEC’s “penny stock” rules. If our common stock is subject to the “penny stock” rules promulgated under the Exchange Act, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. For any transaction involving a penny stock, unless exempt, the rules require:

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. During the 52-week period ended March 31, 2020, the high and low closing sale prices for a share of our common stock were $13.74 and $0.84, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, trading in our common stock often has been thin. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to our limited operating history, limited amount of cash and revenue, lack of profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

The following factors also may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; announcements regarding our clinical trials and the development of the Hemopurifier; acceptance of our proprietary technology as a viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Our issuance of additional shares of common stock or convertible securities, could be dilutive.

We are entitled under our articles of incorporation to issue up to 30,000,000 shares of common stock. We have reserved for issuance 2,072,492 of those shares of common stock for outstanding restricted stock units, stock options and warrants. As of March 31, 2020, we had issued and outstanding 9,367,171 shares of common stock. As a result, as of March 31, 2020 we had 18,560,337 shares of common stock available for issuance to new investors or for use to satisfy indebtedness or pay service providers.

Our Board of Directors may generally issue shares of common stock, restricted stock units or stock options or warrants to purchase those shares, without further approval by our stockholders, based upon such factors as our Board of Directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans.

Our officers and directors are entitled to indemnification from us for liabilities under our articles of incorporation, which could be costly to us and may discourage the exercise of stockholder rights.

Our articles of incorporation provide that we possess and may exercise all powers of indemnification of our officers, directors, employees, agents and other persons and our bylaws also require us to indemnify our officers and directors as permitted under the provisions of the Nevada Revised Statutes, or NRS. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and stockholders.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Capital Market under the trading symbol “AEMD.” On July 7, 2015, The Nasdaq Stock Market LLC approved our application for listing our common stock on the Nasdaq Capital Market under the symbol “AEMD,” and we commenced trading on the Nasdaq Capital Market on July 13, 2015. Previously, our common stock was quoted on the OTCQB Marketplace under the trading symbol “AEMD.”

Holders of Record

There were approximately 64 record holders of our common stock at June 22, 2020. The number of registered stockholders includes any beneficial owners of common shares held in street name.

Dividend Policy

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

Recent Sales of Unregistered Securities

Other than as previously disclosed in our past Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, the Company did not have any sales of unregistered securities for the period covered by this Annual Report.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company, we are not required to furnish information under this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

Overview

We are a medical technology company focused on developing products to diagnose and treat life and organ threatening diseases. The Aethlon Hemopurifier is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier® is designed to deplete the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The U.S. Food and Drug Administration, or FDA, has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

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

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda). The primary endpoint for the EFS, which will enroll 10-12 subjects at a single center, will be safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This study, which will be conducted at the UPMC Hillman Cancer Center in Pittsburgh, PA, has been approved by the Institutional Review Board, or IRB, and is in the process of starting up.

We also believe the Hemopurifier can be part of the broad-spectrum treatment of life-threatening highly glycosylated, or carbohydrate coated, viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used to treat individuals infected with HIV, hepatitis-C, and Ebola.

Additionally, in-vitro, the Hemopurifier has been demonstrated to capture Zika virus, Lassa virus, MERS-CoV, cytomegalovirus, Epstein-Barr virus, Herpes simplex virus, Chikungunya virus, Dengue virus, West Nile virus, smallpox-related viruses, H1N1 swine flu virus, H5N1 bird flu virus, and the reconstructed Spanish flu virus of 1918. In several cases, these validations were conducted in collaboration with leading government or non-government research institutes.

On June 17, 2020, the FDA approved a supplement to the Company’s open IDE for the Company’s Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study’s plan is to enroll up to 40 subjects at up to 20 centers in the U.S.  Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, orICU and will have acute lung injury and/or severe or life threatening disease among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes.

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

COVID-19 Update

In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets.

We are monitoring closely the impact of the COVID-19 global pandemic on our business and have taken steps designed to protect the health and safety of our employees while continuing our operations, including clinical trials. Given the level of uncertainty regarding the duration and impact of the COVID-19 pandemic on capital markets and the U.S. economy, we are unable to assess the impact of the worldwide spread of SARS-CoV-2 and the resulting COVID-19 pandemic on our future access to capital. Further, while we have not experienced significant disruptions to our manufacturing supply chain, business, results of operations, financial condition, clinical trials, or preclinical research to date, we are unable to assess the potential impact this pandemic could have on our manufacturing supply chain, business, results of operations, financial condition, clinical trials, or preclinical research in the future.

As we continue to actively advance our clinical trials, we remain in close contact with our clinical sites and are assessing the impact of COVID-19 on our trials, expected timelines and costs on an ongoing basis. We will assess any potential delays in our ability to timely ship clinical trial materials, including internationally, due to transportation interruptions. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. Given these uncertainties, we cannot reasonably estimate the related impact to our business, operating results and financial condition, if any.

Fiscal Years Ended March 31, 2020 and 2019

Results of Operations

Government Contract Revenues

We recorded government contract revenue in the fiscal years ended March 31, 2020 and 2019. This revenue resulted from work performed under our government contracts with the NIH as follows:

	Fiscal Year Ended 3/31/20	Fiscal Year Ended 3/31/19	Change in Dollars
Phase 2 Melanoma Cancer Contract	$620,187	$–	$620,187
Phase 1 Melanoma Cancer Contract	–	149,625	(149,625)
Breast Cancer Grant	30,000	80,000	(50,000)
Total Government Contract and Grant Revenue	$650,187	$229,625	$420,562

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

The work to be performed pursuant to this Award Contract will focus on melanoma exosomes. This work follows from our completion of a Phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018, as described below. Following on the Phase I work, the deliverables in the Phase II program involve the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

During the fiscal year ended March 31, 2020, we recognized $620,187 in government contract revenue under this contract as a result of the work involved completing the first three milestones in the project as reported in the kick-off presentation to the NCI and the first and second quarterly reports. The kick-off presentation covered the Company's organization and project status, recent achievements, the status of the field, the status of commercial and academic competitors, where the proposed project was positioned against the state of the art, the IP landscape, a refresher on the proposed technology, the detailed plan for the first budget period of the contract and technical risks and alternative approaches. The first and second quarterly reports covered a summary of technical objectives, a description of activities accomplished in the quarter, an analysis of experimental data, comments regarding the timeliness of performance, and a brief explanation of activities to be pursued in the following quarter.

Phase 1 Melanoma Cancer Contract

We entered into a contract with NCI in September 2017. This award was under the NIH’s SBIR program. The title of the award was “SBIR Topic 359 Phase 1 Device Strategy for Selective Isolation of Oncosomes and Non-Malignant Exosomes.” The award from NIH was a firm, fixed-price contract with potential total payments to us of $299,250 over the course of nine months.

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

Breast Cancer Grant

In September 2018, the NCI awarded us a government grant (number 1R43CA232977-01). The title of this Small Business Innovation Research, or SBIR, Phase I grant is “The Hemopurifier Device for Targeted Removal of Breast Cancer Exosomes from the Blood Circulation.”

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

During the fiscal year ended March 31, 2020, we recognized $30,000 in government contract revenue under this grant as a result of the work involved in one of the three technical objectives of the contract (Aim 2. “Elution of a population of breast cancer exosomes from Hemopurifier cartridges that bear the signatures of malignancy based on expression of CSPG4 and HER2, for triple-negative or HER2-overexpressing cancers, respectively”). We also invoiced the NCI for an additional $100,000 during the fiscal year ended March 31, 2020 in order to pay our subcontractors under the contract. As we did not complete any additional technical objectives beyond Aim 2 noted above during the period, we recorded this $100,000 as deferred revenue as of March 31, 2020.

During the fiscal year ended March 31, 2019, we recognized $80,000 in government contract revenue under this grant as a result of the work involved in completing one of the three technical objectives of the contract (Aim 1. “To evaluate Hemopurifier-mediated capture of breast cancer exosomes”).

Operating Costs and Expenses

Consolidated operating expenses were $6,580,175 for the fiscal year ended March 31, 2020, compared to $6,228,642 for the fiscal year ended March 31, 2019, an increase of $351,533. The $351,533 increase was due to increases in professional fees of $536,977 and general and administrative expense of $595,073, which were partially offset by a decrease of $780,517 in payroll and related expenses.

The $536,977 increase in fiscal year ended March 21, 2020 in our professional fees was primarily arose from increases of $693,609 in legal fees and $110,829 in accounting fees, which were partially offset by decreases of $123,480 in investor relations expenses and $121,986 in scientific consulting fees.

The $595,073 increase in fiscal year ended March 21, 2020 in our general and administrative expenses primarily arose from increases of $316,232 in our clinical trial expenses, $197,542 in subcontracting and other costs related to our government contracts, and $87,102 in laboratory supplies.

The $780,517 decrease in fiscal year ended March 21, 2020 in our payroll and related expenses was due to a combination of a decrease in our stock-based compensation of $475,003 and a decrease of $305,514 in cash-based compensation, primarily due to the termination of consulting and severance payments to our former Chief Executive Office and former president.

Other Expense

In the fiscal year ended March 31, 2020, we recognized other expenses of $450,053, compared to $220,487 of other expense in the fiscal year ended March 31, 2019. The following table breaks out the various components of our other expense over the fiscal years ended March 31, 2020 and 2019:

	Components of Other Expense in Fiscal Year Ended
	March 31, 2020	March 31, 2019	Change

Loss on debt extinguishment	$447,011	$–	$447,011

(Gain) on share for warrant exchanges	(51,190)	–	(51,190)

Interest and other debt expenses	54,232	220,487	(166,255)

Total other expense	$450,053	$220,487	$229,566

Loss on Debt Extinguishment

During the fiscal year ended March 31, 2020, we reduced the conversion price on our outstanding convertible notes from $45.00 per share to $10.20 per share. The modification of the convertible notes was evaluated under ASC 470-50-40 and the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. Under the extinguishment accounting we recorded a loss on debt extinguishment of $447,011.

Gain on Common Stock for Warrant Cancellation

During the fiscal year ended March 31, 2020, we agreed with seven accredited investors to issue an aggregate of 3,992 shares of our common stock to these investors in exchange for the cancellation of outstanding warrants then held by the investors to purchase an aggregate of 39,900 shares of our common stock. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded a gain of $51,190 on those exchanges based on the changes in fair value between the instruments exchanged.

Interest and other debt expenses

Our interest and other debt expense decreased by $166,255 in the fiscal year ended March 31, 2020, from the fiscal year ended March 31, 2019. The following table breaks out the various components of our interest expense over the fiscal years ended March 31, 2020 and 2019:

	Components of Interest Expense and Other Debt Expenses in Fiscal Year Ended
	March 31, 2020	March 31, 2019	Change

Interest expense and financing charges	$23,945	$99,339	$(75,394)

Amortization of note discounts	30,287	121,148	(90,861)

Total interest and other debt expenses	$54,232	$220,487	$(166,255)

As noted in the above table, the factors in the $166,255 overall decrease in fiscal year ended March 21, 2020 in interest and other debt expenses were a $90,861 decrease in the amortization of note discounts and a $75,394 decrease in interest expense in fiscal year ended March 31, 2020.

As a result of the above factors, our net loss before noncontrolling interests increased to $6,380,041 for the fiscal year ended March 31, 2020, from $6,219,504 for the fiscal year ended March 31, 2019.

Liquidity and Capital Resources

At March 31, 2020, we had a cash balance of $9,604,780 and working capital of $8,973,393. This compares to a cash balance of $3,828,074 and working capital of $2,214,230 at March 31, 2019. We expect our existing cash as of March 31, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of this Form 10-K.

Our primary sources of capital during the fiscal year ended March 31, 2020 were our public offering in December 2019, or the December 2019 Public Offering, and our registered direct offering and related private placement in January 2020, as well as from at the market sales of our common stock under our Common Stock Sales Agreement with H.C. Wainwright LLC, or Wainwright, and exercises of certain of the warrants from the December 2019 Public Offering. The cash raised from those activities is noted below.

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. Any of these actions could materially harm our business, results of operations and future prospects.

December 2019 Public Offering

On December 13, 2019, we entered into an underwriting agreement with Wainwright as representative of the several underwriters named therein, relating to the public offering, issuance and sale of 3,333,334 shares of common stock (which includes pre-funded warrants to purchase shares of common stock in lieu thereof), and common warrants to purchase up to an aggregate of 3,333,334 shares of common stock at a public offering price of $1.50 per share. Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with a common warrant to purchase one share of common stock. The common warrants have an exercise price of $1.50 per share, were immediately exercisable, and will expire five years from the date of issuance. The offering closed on December 17, 2019.

The gross proceeds of the December 2019 Public Offering were approximately $5 million, prior to deducting underwriting discounts and commissions and estimated offering expenses and excluding the exercise of any common warrants and the underwriter's option to purchase additional securities. The net proceeds from the December 2019 Public Offering were $4,091,437.

Subsequent to the completion of the December 2019 Public Offering and prior to March 31, 2020, all of the holders of pre-funded warrants exercised their pre-funded warrants in full.

In the event of a Fundamental Transaction, defined in the common warrants issued in the December 2019 Public Offering as a transfer of ownership of the Company within our control, the holders of the unexercised common stock warrants exercisable for $1.50 per share, are entitled to receive cash consideration equal to a Black-Scholes valuation, as defined in the warrant. If such Fundamental Transaction is not within our control, the warrant holders would only be entitled to receive the same form of consideration (and in the same proportion) as the holders of our common stock, hence these warrants are classified as a component of permanent equity.

January 2020 Registered Direct Offering and Private Placement

On January 16, 2020, we engaged Wainwright to act as our exclusive placement agent in connection with the private placement and a concurrent registered direct offering, referred to together, as the Offering, of an aggregate of 1,885,378 shares of our common stock, at a purchase price per share of $2.00 per share, for aggregate gross proceeds to us of approximately $3.77 million, before deducting fees payable to Wainwright and other estimated offering expenses payable by us. We also entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell and issue to the investors warrants, or the Purchase Warrants, to purchase up to an aggregate of 942,689 shares of our common stock. We agreed to pay Wainwright a cash fee of 6.0% of the aggregate gross proceeds in the Offering, excluding the proceeds, if any, from the exercise of the warrants. We paid Wainwright an additional 1.0% of the aggregate gross proceeds in the Offering as a management fee and also paid Wainwright an additional $70,000 for certain expenses in connection with the Offering. In addition, Wainwright received placement agent warrants on substantially the same terms as the investor warrants in an amount equal to 3.0% of the aggregate number of shares sold in the offering, or 56,561 shares of common stock, at an exercise price of $2.50 per share and a term expiring on January 17, 2025.

On January 22, 2020, the Company closed the Offering and issued the warrants to the investors. The warrants are exercisable immediately at an exercise price of $2.75 per share and will expire five and one-half years from the issuance date.

The net proceeds from the Offering were $3,364,878.

Common Stock Sales Agreement with H.C. Wainwright

On June 28, 2016, we entered into a Common Stock Sales Agreement, or the Agreement, with Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the Agreement. The Agreement provides for the sale of shares of our common stock having an aggregate offering price of up to $12,500,000).

On March 30, 2020, we executed Amendment No. 2 to the Agreement with Wainwright, effective as of the same date. The amendment provides that references in the Agreement to the registration statement shall refer to the registration statement on Form S-3 (File No. 333-237269), originally filed with the SEC on March 19, 2020, declared effective by the SEC on March 30, 2020.

Subject to the terms and conditions set forth in the Agreement Wainwright agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares under the Agreement from time to time, based upon our instructions. We have provided Wainwright with customary indemnification rights, and Wainwright is entitled to a commission at a fixed rate equal to three percent of the gross proceeds per share sold. In addition, we agreed to pay certain expenses incurred by Wainwright in connection with the Agreement, including up to $50,000 of the fees and disbursements of their counsel. The Agreement will terminate upon the sale of all of the shares under the Agreement, unless terminated earlier by either party as permitted under the Agreement.

Sales of the Shares, if any, under the Agreement will be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed with Wainwright. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Agreement or terminate the Agreement.

In the fiscal year ended March 31, 2020, we raised aggregate net proceeds of $896,031, net of $27,896 in commissions to Wainwright and $5,929 in other offering expenses, under the Agreement through the sale of 161,149 shares at an average price of $5.56 per share of net proceeds.

Warrant Exercises

In fiscal year ended March 31, 2020, investors that participated in the December 2019 Public Offering exercised 2,700,000 warrants for aggregate cash proceeds to us of $3,807,162.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the year ended
	March 31, 2020	March 31, 2019
Cash (used in) provided by:
Operating activities	$(5,198)	$(4,293)
Investing activities	(152)	–
Financing activities	11,126	1,147
Net increase (decrease) in cash	$5,776	$(3,146)

Net Cash Used in Operating Activities

We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $5,198,000 in fiscal 2020, compared to net cash used in operating activities of approximately $4,293,000 in fiscal 2019, an increase of approximately $905,000. The primary factors in this $905,000 increase in cash used in operations were a $475,000 decrease in stock-based compensation, a $407,000 decrease in accounts payable and a $282,000 increase in accounts receivable, which were partially offset by a $447,000 increase in loss on extinguishment of debt.

Net Cash Used in Investing Activities

During the fiscal year ended March 31, 2020, we purchased approximately $152,000 of equipment. During the fiscal year ended March 31, 2019, we did not purchase any equipment.

Net Cash from Financing Activities

Net cash generated from financing activities increased to approximately $11,126,000 in the fiscal year ended March 31, 2020, from approximately $1,147,000 in the fiscal year ended March 31, 2019. In fiscal 2020, we raised approximately $12,160,000 from the issuance of common stock, compared to approximately $1,341,000 raised from the issuance of common stock in fiscal year ended March 31, 2019. We used approximately $993,000 to pay off our convertible notes in the fiscal year ended March 31, 2020. We used approximately $41,000 to pay for the tax withholding on restricted stock units in fiscal 2020, compared to paying approximately $194,000 in fiscal 2019.

Recent Events

Management Update

In June 2020, Thomas L. Taccini joined our management team as Vice President, Manufacturing and Product Development. Mr. Taccini has over 35 years of experience in leading teams in engineering, product development, project management, quality systems and regulatory affairs for multiple different classes of medical devices.

RSU Grants

On April 3, 2020, pursuant to the terms of the Company’s 2012 Non-Employee Directors Compensation Program, as modified on August 9, 2016, or the Directors Plan, the Compensation Committee of the Board granted restricted stock units, or RSUs, under the Company’s 2010 Stock Incentive Plan, or the 2010 Plan, to each non-employee director of the Company. The Director’s Plan provides for a grant of $35,000 worth of RSUs at the beginning of each fiscal year, priced at the average for the closing prices for the five days preceding and including the date of grant, or $1.41 per share as of April 3, 2020. Each eligible director was granted an RSU in the amount of 23,893 shares under the 2010 Plan, as the number of available shares under the 2010 Plan was not sufficient for each director’s full grant. The RSU’s are subject to vesting in four equal quarterly installments on June 30, September 30, December 31, 2020, and March 31, 2021, subject to the recipient's continued service with the Company on each such vesting date. Each eligible director will receive the remaining portion of the annual RSU grants, or 929 RSU’s, contingent upon stockholder approval at the 2020 annual meeting of the Company’s stockholders, of a new 2020 Equity Incentive Plan.

IDE Supplement

On June 17, 2020, the FDA approved a supplement to the Company’s open IDE for the Company’s Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study’s plan is to enroll up to 40 subjects at up to 20 centers in the U.S. Subjects will have established laboratory diagnosis of COVID-19, be admitted to an ICU and will have acute lung injury and/or severe or life threatening disease among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes.

Sales Under ATM Facility

In June 2020, we raised aggregate net proceeds of $7,260,869, net of $224,825 in commissions to Wainwright and $8,472 in other offering expenses, under the Agreement described above through the sale of 2,685,600 shares at an average price of $2.70 per share of net proceeds.

COVID-19 Update

In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets.

We are monitoring closely the impact of the COVID-19 global pandemic on our business and have taken steps designed to protect the health and safety of our employees while continuing our operations, including clinical trials. Given the level of uncertainty regarding the duration and impact of the COVID-19 pandemic on capital markets and the U.S. economy, we are unable to assess the impact of the worldwide spread of SARS-CoV-2 and the resulting COVID-19 pandemic on our future access to capital. Further, while we have not experienced significant disruptions to our manufacturing supply chain, business, results of operations, financial condition, clinical trials, or preclinical research to date, we are unable to assess the potential impact this pandemic could have on our manufacturing supply chain, business, results of operations, financial condition, clinical trials, or preclinical research in the future.

As we continue to actively advance our clinical trials, we remain in close contact with our clinical sites and are assessing the impact of COVID-19 on our trials, expected timelines and costs on an ongoing basis. We will assess any potential delays in our ability to timely ship clinical trial materials, including internationally, due to transportation interruptions. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. Given these uncertainties, we cannot reasonably estimate the related impact to our business, operating results and financial condition, if any.

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

Revenue Recognition

Our revenues consist entirely of amounts earned under contracts and grants with the National Institutes of Health, or NIH. During the fiscal years ended March 31, 2020 and 2019, we recognized revenues totaling $650,187 and $229,625, respectively, under such contracts. We have concluded that these agreements are not within the scope of ASC Topic, 606, Revenue from Contracts with Customers, or Topic 606, as the NIH grants and contracts do not meet the definition of a “customer” as defined by Topic 606. Prior to the effective date of ASC Topic 606, which for the Company was April 1, 2018, we accounted for our grant/contract revenues under the Milestone Method as prescribed by the legacy guidance of ASC 605-28, Revenue Recognition – Milestone Method, or the Milestone Method. In the absence of other applicable guidance under US GAAP, effective April 1, 2018, we elected to continue to use the Milestone Method by analogy to recognize revenue under these grants/contracts.

Common Stock Warrants

We often grant warrants to purchase our common stock in connection with financing transactions. When such warrants are classified as equity, we measure the relative estimated fair value of such warrants which represents a discount from the face amount of the notes payable. Such discounts are amortized to interest expense over the term of the notes. We analyze such warrants for classification as either equity or derivative liabilities and value them based on binomial lattice models.

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

Instruments classified as derivative liabilities are remeasured each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations in other expense (income). We had no derivative instruments at March 31, 2020 or March 31, 2019.

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

Convertible Notes Payable and Warrants

In July 2019, we paid off our then outstanding convertible notes in the amount of $992,591. There were no convertible notes outstanding as of March 31, 2020.

Restricted Stock Unit Grants to Non-Employee Directors

In 2012, as amended on August 9, 2016, our Board of Directors established the Directors Plan, to provide for cash and equity compensation for persons serving as non-employee directors of the Company. Under this program, each new director receives either stock options or a grant of restricted stock unites, or RSUs, as well as an annual grant of RSUs at the beginning of each fiscal year. The RSUs are subject to vesting and represent the right to be issued on a future date shares of our common stock for upon vesting.

In April 2019, pursuant to the Directors Plan, we issued RSUs with a value of $35,000, in accordance with the terms of the plan, to each of our non-employee directors, as the stock-based compensation element of their overall directors’ compensation, for the fiscal year ended March 31, 2020. Those grants were based on the closing price of our common stock on the grant date, or $14.25 per share, resulting in 2,456 RSUs being issued to each of our five non-employee directors, for a total of 12,280 RSUs. All of the RSUs were subject to vesting in equal quarterly installments on June 30, 2019, September 30, 2019, December 31, 2019 and March 31, 2020.

During the fiscal year ended March 31, 2020, 12,280 vested RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As four of our five independent directors elected to return 40% of their RSUs in exchange for cash in order to pay their withholding taxes on the share issuances, 3,926 of the RSUs were cancelled and we paid $11,230 in cash to those independent directors.

In addition, during the fiscal year ended March 31, 2020, 8,793 vested RSUs then held by our executive officers were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 4,657 of the RSUs were cancelled and we issued a net 4,136 shares to our executives.

Common Stock for Warrant Cancellation

During the fiscal year ended March 31, 2020, we agreed with seven accredited investors to issue an aggregate of 3,992 shares of our common stock to these investors in exchange for the cancellation of outstanding warrants then held by the investors to purchase an aggregate of 39,900 shares of our common stock. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded a gain of $51,190 on those exchanges based on the changes in fair value between the instruments exchanged.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed, in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of March 31, 2020.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the last fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We have no disclosure applicable to this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders, the Proxy Statement, within 120 days after the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

On February 23, 2005, the Board of Directors approved a “Code of Business Conduct and Ethics,” or the Code, which applies to our principal executive officer, our principal financial officer, our principal accounting officer and persons performing similar tasks. On February 6, 2020, the Board of Directors adopted an amended Code, which supersedes the Company’s existing Code previously adopted by the Board of Directors. Our Code is available on our company website at www.aethlonmedical.com. If we make any substantive amendments to, or grant any waivers from, the Code of Business Conduct and Ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this report on Form 10-K:

1. Consolidated Financial Statements for the years ended March 31, 2020 and 2019:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation.	S-3	333-211151	3.1	May 5, 2016

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Common Stock Purchase Warrant dated August 29, 2012.	8-K	000-21846	4.1	September 6, 2012

4.3	Form of Common Stock Purchase Warrant dated October, November and December 2012.	10-Q	000-21846	4.1	February 13, 2013

4.4	Form of Common Stock Purchase Warrant dated June 14, 2013.	10-Q	000-21846	4.1	August 13, 2013

4.5	Form of Common Stock Purchase Warrant dated June 24, 2014.	8-K	000-21846	4.1	June 30, 2014

4.6	Form of Common Stock Purchase Warrant dated July 24, 2014.	8-K	000-21846	4.1	July 28, 2014

4.7	Form of Common Stock Purchase Warrant dated August and September 2014.	10-Q	000-21846	4.3	November 10, 2014

4.8	Form of Warrant to Purchase Common Stock dated June 25, 2015.	8-K	000-21846	4.1	June 24, 2015

4.9	Form of Purchase Agent Warrant dated June 25, 2015.	8-K	000-21846	4.1	June 26, 2015

4.10	Form of Warrant Agreement dated March 27, 2017.	8-K	001-37487	4.1	March 22, 2017

4.11	Form of Warrant dated _______, 2017.	S-1/A	333-219589	4.29	September 18, 2017

4.12	Form of Placement Agent Warrant dated _______, 2017.	S-1/A	333-219589	4.30	September 22, 2017

4.13	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.14	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.15	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

4.16	Description of Aethlon Medical, Inc.’s Securities.					X

10.1	Amended 2010 Stock Incentive Plan. ++	8-K	001-37487	10.1	March 30, 2016

10.2	Standard Industrial Net Lease, by and between Glenborough Aventine, LLC and Aethlon Medical, Inc., dated September 28, 2009.	10-Q	000-21846	10.6	November 16, 2009

10.3	Second Amendment to Standard Industrial Net Lease, by and between AGP Sorrento Business Complex and Aethlon Medical, Inc., dated October 10, 2014.	S-1	333-201334	10.52	December 31, 2014

10.4	Office Lease, by and between T-C Stonecrest LLC and Aethlon Medical, Inc., dated November 13, 2014.	8-K/A	000-21846	10.1	November 19, 2014

10.5	UCI Clinical Trial Agreement, by and between The Regents of the University of California, on behalf of its Irvine campus and Aethlon Medical, Inc., dated March 24, 2015.	8-K	000-21846	10.1	April 15, 2015

10.6	Securities Purchase Agreement, by and among the Investors set forth on the signature pages therein and Aethlon Medical, Inc., dated June 23, 2015.	8-K	000-21846	10.1	June 24, 2015

10.7	Registration Rights Agreement, by and among the investors listed on the Schedule of Buyers therein and Aethlon Medical, Inc., dated June 23, 2015.	8-K	000-21846	10.2	June 24, 2015

10.8	Third Amendment to Standard Industrial Net Lease, by and between AGP Sorrento Business Complex, L.P. and Aethlon Medical, Inc., dated October 21, 2015.	10-Q	001-37487	10.5	November 16, 2015

10.9	Common Stock Sales Agreement, by and between H.C. Wainwright & Co., LLC and Aethlon Medical, Inc., dated June 28, 2016.	8-K	001-37487	10.1	June 28, 2016

10.10	Amendment No. 1 to Common Stock Sales Agreement, by and between H.C. Wainwright & Co., LLC and Aethlon Medical, Inc., dated June 28, 2016.	8-K	001-37487	10.1	August 12, 2019

10.11	Amendment No. 2 to Common Stock Sales Agreement, by and between H.C. Wainwright & Co., LLC and Aethlon Medical, Inc., dated March 30, 2020.					X

10.12	Aethlon Medical, Inc. 2012 Non-Employee Directors Compensation Program, as Modified on August 9, 2016. ++	8-K	001-37487	10.1	August 10, 2016

10.13	Fourth Amendment to Standard Industrial Net Lease, by and between AGP Sorrento Business Complex, L.P. and Aethlon Medical, Inc., dated October 5, 2016.	10-K	001-37487	10.80	June 28, 2017

10.14	Form of Securities Purchase Agreement, by and among each purchaser identified on the signature pages therein and Aethlon Medical, Inc., dated March 22, 2017. ++	8-K	001-37487	10.1	March 22, 2017

10.15	Form of Securities Purchase Agreement, by and among each purchaser identified on the signature pages therein and Aethlon Medical, Inc., dated September ______, 2017. ++	S-1	333-220490	10.84	September 15, 2017

10.16	Fifth Amendment to Standard Industrial Net Lease, by and between AGP Sorrento Business Complex, L.P. and Aethlon Medical, Inc., dated October 16, 2017.	10-Q	001-37487	10.1	November 2, 2017

10.17	Sixth Amendment to Standard Industrial Net Lease, by and between AGP Sorrento Business Complex, L.P. and Aethlon Medical, Inc., dated September 18, 2018.	10-Q	001-37487	10.1	November 6, 2018

10.18	Employment Agreement, by and between Aethlon Medical, Inc. and James Frakes, dated December 12, 2018. ++	10-Q	001-37487	10.3	February 11, 2019

10.19	Form of Indemnification Agreement for Officers and Directors. ++	10-Q	001-37487	10.4	February 11, 2019

10.20	Form of Option Grant Agreement for Officers and Directors. ++	10-Q	001-37487	10.5	February 11, 2019

10.21	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors. ++	10-Q	001-37487	10.6	February 11, 2019

10.22	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Executives. ++	10-Q	001-37487	10.7	February 11, 2019

10.23	Strategic Joint Cross-Licensing Agreement, by and between the Registrant and SeaStar Medical, Inc., dated June 30, 2019.	10-Q	001-37487	10.1	August 14, 2019

10.24	Seventh Amendment to Standard Industrial Net Lease, by and between Aethlon Medical, Inc. and San Diego Inspire 1, LLC., dated September 9, 2019.	10-Q	001-37487	10.1	November 1, 2019

10.25	SBIR Phase II Award Contract, by and among Aethlon Medical, Inc., the National Institutes of Health and the National Cancer Institute, dated September 12, 2019.	10-Q	001-37487	10.2	November 1, 2019

10.26	Assignment Agreement, by and between Aethlon Medical, Inc. and London Health Sciences Center Research Inc., dated November 7, 2006.	S-1	001-37487	10.27	November 15, 2019

10.27	Form of Securities Purchase Agreement, by and between Aethlon Medical, Inc. and the Purchasers thereto, dated January 17, 2020.	8-K	001-37487	10.1	January 17, 2020

10.28	Amended and Restated Executive Employment Agreement for Timothy C. Rodell, M.D., FCCP, dated March 17, 2020, by and between Aethlon Medical, Inc. and Timothy C. Rodell, M.D., FCCP	8-K	001-37487	10.1	March 23, 2020

21.1	List of Subsidiaries.	S-1	333-201334	21.1	December 31, 2014

23.1	Consent of Independent Registered Public Accounting Firm (Squar Milner LLP).					X

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Definition Linkbase Document					X
101.LAB	XBRL Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

___________________

++	Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25 day of June, 2020.

By:	/s/ TIMOTHY C. RODELL, M.D.
Timothy C. Rodell, M.D.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James B. Frakes and Timothy C. Rodell, his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY C. RODELL	Chief Executive Officer and Principal Executive Officer	June 25, 2020
Timothy C. Rodell, M.D.

/s/ JAMES B. FRAKES	Chief Financial Officer and Principal Accounting Officer	June 25, 2020
James B. Frakes

/s/ EDWARD G. BROENNIMAN	Director	June 25, 2020
Edward G. Broenniman

/s/ CHETAN S. SHAH	Director	June 25, 2020
Chetan S. Shah

/s/ CHARLES J. FISHER, JR., MD	Chairman and Director	June 25, 2020
Charles J. Fisher, Jr., MD

/s/ SABRINA MARTUCCI JOHNSON	Director	June 25, 2020
Sabrina Martucci Johnson

/s/ GUY CIPRIANI	Director	June 25, 2020
Guy Cipriani

AETHLON MEDICAL, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aethlon Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aethlon Medical, Inc. and its subsidiary (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations, equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

June 25, 2020

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	March 31, 2019
ASSETS
CURRENT ASSETS
Cash	$9,604,780	$3,828,074
Accounts receivable	206,729	–
Prepaid expenses and other current assets	229,604	210,042

TOTAL CURRENT ASSETS	10,041,113	4,038,116

Property and equipment, net	140,484	6,021
Right-of-use lease asset	136,426	–
Patents, net	57,504	66,668
Deposits	12,159	12,159

TOTAL ASSETS	$10,387,686	$4,122,964

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$285,036	$131,931
Due to related parties	111,707	83,654
Convertible notes payable, net	–	962,301
Deferred revenue	100,000	–
Lease liability, current portion	98,557	–
Other current liabilities	472,420	646,000

TOTAL CURRENT LIABILITIES	1,067,720	1,823,886

Lease liability, less current portion	42,540	–

TOTAL LIABILITIES	1,110,260	1,823,886

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 30,000,000 shares authorized at March 31, 2020 and 2019; 9,367,171 and 1,266,979 issued and outstanding at March 31, 2020 and 2019, respectively	9,368	1,267
Additional paid-in capital	121,426,563	108,076,275
Accumulated deficit	(112,026,381)	(105,652,433)

TOTAL AETHLON MEDICAL, INC. STOCKHOLDERS’ EQUITY BEFORE NONCONTROLLING INTERESTS	9,409,550	2,425,109

NONCONTROLLING INTERESTS	(132,124)	(126,031)

TOTAL STOCKHOLDERS’ EQUITY	9,277,426	2,299,078

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,387,686	$4,122,964

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2020	2019
REVENUES:
Government contract and grant revenue	$650,187	$229,625
Total revenues	650,187	229,625

OPERATING COSTS AND EXPENSES
Professional fees	2,729,025	2,192,048
Payroll and related expenses	2,302,599	3,083,116
General and administrative	1,548,551	953,478
Total operating expenses	6,580,175	6,228,642

OPERATING LOSS	(5,929,988)	(5,999,017)

OTHER EXPENSE
Loss on debt extinguishment	447,011	–
(Gain) on share for warrant exchanges	(51,190)	–
Interest and other expenses	54,232	220,487
Total other expense	450,053	220,487

NET LOSS BEFORE NONCONTROLLING INTERESTS	(6,380,041)	(6,219,504)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(6,093)	(24,785)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,373,948)	$(6,194,719)

Basic and diluted net loss per share attributable to common stockholders	$(1.87)	$(5.13)

Weighted average number of common shares outstanding - basic and diluted	3,414,840	1,208,314

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY
BALANCE - MARCH 31, 2018	1,182,630	$1,182	$105,590,572	$(99,457,714)	$(101,246)	$6,032,794

Issuances of common stock for cash under at the market program	51,581	52	1,048,319	–	–	1,048,371

Issuances of common stock for cash under warrant exercises	18,887	19	292,913	–	–	292,932

Issuance of common shares upon vesting of restricted stock units.	12,881	13	(193,879)	–	–	(193,866)

Common stock issued for services	1,000	1	19,349	–	–	19,350

Stock-based compensation expense	–	–	1,319,001	–	–	1,319,001

Net loss	–	–	–	(6,194,719)	(24,785)	(6,219,504)

BALANCE - MARCH 31, 2019	1,266,979	$1,267	$108,076,275	$(105,652,433)	$(126,031)	$2,299,078

Issuances of common stock for cash under at the market program	161,149	162	895,869	–	–	896,031

Loss on debt extinguishment	–	–	447,011	–	–	447,011

Issuances of common stock for cash under warrant exercises	2,700,000	2,700	3,804,462	–	–	3,807,162

Issuance of common shares upon vesting of restricted stock units.	12,393	12	(40,950)	–	–	(40,938)

Proceeds from the issuance of common stock in public offerings, net	5,218,712	5,219	7,451,096	–	–	7,456,315

Issuances of common stock upon warrant exchanges	3,992	4	(51,194)	–	–	(51,190)

Par value of DTC roundup of shares following reverse split	3,946	4	(4)	–	–	–

Stock-based compensation expense	–	–	843,998	–	–	843,998

Net loss	–	–	–	(6,373,948)	(6,093)	(6,380,041)

BALANCE - MARCH 31, 2020	9,367,171	$9,368	$121,426,563	$(112,026,381)	$(132,124)	$9,277,426

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

	2020	2019
Cash flows from operating activities:
Net loss	$(6,380,041)	$(6,219,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,366	30,695
Gain on share for warrant exchanges	(51,190)	–
Loss on debt extinguishment	447,011	–
Stock based compensation	843,998	1,319,001
Amortization of debt discount and deferred financing costs	30,287	121,148
Non-cash rent expense	964	–
Fair market value of common stock issued for services	–	19,350

Changes in operating assets and liabilities:
Accounts receivable	(206,729)	74,813
Prepaid expenses and other current assets	(19,562)	(28,675)
Other assets	–	6,111
Accounts payable and other current liabilities	(16,765)	390,340
Deferred revenue	100,000	–
Due to related parties	28,053	(6,712)
Net cash used in operating activities	(5,197,608)	(4,293,433)

Cash flows from investing activities:
Purchases of property and equipment	(151,665)	–
Net cash used in investing activities	(151,665)	–

Cash flows from financing activities:
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(40,938)	(193,866)
Principal repayments of notes payable	(992,591)	–
Net proceeds from the issuance of common stock and exercise of warrants	12,159,508	1,341,303
Net cash provided by financing activities	11,125,979	1,147,437

Net increase (decrease) in cash	5,776,706	(3,145,996)

Cash at beginning of year	3,828,074	6,974,070

Cash at end of year	$9,604,780	$3,828,074

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$–	$95,388

Supplemental information of non-cash investing and financing activities:
Issuance of shares under vested restricted stock units	$12	$13
Issuance of common stock upon warrant exchanges	$51,190	$–
Initial recognition of right-of-use lease asset and lease liability	$228,694	$–

See accompanying notes to the consolidated financial statements.

Aethlon Medical, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. ORGANIZATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aethlon Medical, Inc. and its subsidiary (collectively, “Aethlon”, the “Company”, “we” or “us”), is a medical technology company focused on developing products to diagnose and treat life and organ threatening diseases. The Aethlon Hemopurifier® is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier is designed to deplete the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The U.S. Food and Drug Administration, or FDA, has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

•	the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes have been shown to participate in the development or severity of the disease; and

•	the treatment of life-threatening viruses that are not addressed with approved therapies.

We believe the Hemopurifier can be a substantial advance in the treatment of patients with advanced and metastatic cancer through the clearance of exosomes that promote the growth and spread of tumors through multiple mechanisms. We are currently preparing for the initiation of clinical trials in patients with advanced and metastatic cancers. We are initially focused on the treatment of solid tumors, including head and neck cancer, gastrointestinal cancers and other cancers. As we advance our clinical trials, we are in close contact with our clinical sites to navigate and assess the impact of COVID-19 on our clinical trials and current timelines.

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda).  The primary endpoint for the EFS, which will enroll 10-12 subjects at a single center, will be safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This study, which will be conducted at the UPMC Hillman Cancer Center in Pittsburgh, PA, has been approved by the Institutional Review Board, or IRB, and is in the process of starting up.

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

In addition to the foregoing, we are monitoring closely the impact of the COVID-19 global pandemic on our business and have taken steps designed to protect the health and safety of our employees while continuing our operations. Given the level of uncertainty regarding the duration and impact of the COVID-19 pandemic on capital markets and the U.S. economy, we are unable to assess the impact of the worldwide spread of SARS-CoV-2 and the resulting COVID-19 pandemic on our timelines and future access to capital. We are continuing to monitor the spread of COVID-19 and its potential impact on our operations. The full extent to which the COVID-19 pandemic will impact our business, results of operations, financial condition, clinical trials, and preclinical research will depend on future developments that are highly uncertain, including actions taken to contain or treat COVID-19 and their effectiveness, as well as the economic impact on national and international markets.

Our executive offices are located at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123. Our telephone number is (858) 459-7800. Our website address is www.aethlonmedical.com.

Our common stock is listed on the Nasdaq Capital Market under the symbol “AEMD.”

REVERSE STOCK SPLIT

Effective October 14, 2019, the Company completed a 1-for-15 reverse stock split. Accordingly, 15 shares of outstanding common stock then held by stockholders were combined into one share of common stock. Any fractional shares resulting from the reverse split were rounded up to the next whole share. Authorized common stock remained at 30,000,000 shares (see Note 14). The accompanying consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2018. All shares and per share amounts have been revised accordingly.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of March 31, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned (80% ownership) and controlled subsidiary, Exosome Sciences, Inc., or ESI. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has classified the (20% ownership) noncontrolling interests in ESI as part of consolidated net loss in the fiscal years ended March 31, 2020 and 2019 and includes the accumulated amount of noncontrolling interests as part of equity.

The losses at ESI during the fiscal year ended March 31, 2020 reduced the noncontrolling interests on our consolidated balance sheet by $6,093 from $(126,031) at March 31, 2019 to $(132,124) at March 31, 2020.

RISKS AND UNCERTAINTIES

We operate in an industry that is subject to intense competition, government regulation and rapid technological change. Our operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, and including the potential risk of business failure.

USE OF ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions. We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting estimates relate to revenue recognition, stock purchase warrants issued with notes payable, beneficial conversion feature of convertible notes payable, impairment of intangible assets and long lived assets, stock compensation, deferred tax asset valuation allowance, and contingencies.

CASH AND CASH EQUIVALENTS

Accounting standards define “cash and cash equivalents” as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest to be cash equivalents. As of March 31, 2020 and 2019, we had no assets that were classified as cash equivalents.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at one financial institution in checking accounts. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $250,000. Our March 31, 2020 cash balances were approximately $9,415,000 over such insured amount. We do not believe that the Company is exposed to any significant risk with respect to its cash.

All of our accounts receivable at March 31, 2020 and all of our revenue in the fiscal years ended March 31, 2020 and 2019 were directly from the National Cancer Institute.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the fiscal years ended March 31, 2020 and 2019.

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

As of March 31, 2020 and 2019, a total of 2,072,492 and 437,784 potential common shares, consisting of shares underlying outstanding stock options, restricted stock units, warrants and convertible notes payable were excluded as their inclusion would be antidilutive.

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

DEFERRED FINANCING COSTS

Costs related to the issuance of debt are capitalized as a deduction to our convertible notes based on the new accounting standard on imputation of interest, and amortized to interest expense over the life of the related debt using the effective interest method. There was no amortization related to our deferred financing costs in the fiscal years ended March 31, 2020 and 2019.

REVENUE RECOGNITION

Our revenues consist entirely of amounts earned under contracts and grants with the National Institutes of Health, or NIH. During the fiscal years ended March 31, 2020 and 2019, we recognized revenues totaling $650,187 and $229,625, respectively, under such contracts. We have concluded that these agreements are not within the scope of ASC Topic, 606, Revenue from Contracts with Customers, or Topic 606, as the NIH grants and contracts do not meet the definition of a “customer” as defined by Topic 606. Prior to the effective date of ASC Topic 606, which for the Company was April 1, 2018, we accounted for our grant/contract revenues under the Milestone Method as prescribed by the legacy guidance of ASC 605-28, Revenue Recognition – Milestone Method, or Milestone Method. In the absence of other applicable guidance under US GAAP, effective April 1, 2018, we elected to continue to use the Milestone Method by analogy to recognize revenue under these grants/contracts.

We identify the deliverables included within these agreements and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has standalone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

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

During the fiscal year ended March 31, 2020, we recognized $620,187 in government contract revenue under this contract as a result of the work involved completing the first three milestones in the project as reported in the kick-off presentation to the NCI and the first and second quarterly reports. The kick-off presentation covered the Company's organization and project status, recent achievements, the status of the field, the status of commercial and academic competitors, where the proposed project was positioned against the state of the art, the IP landscape, a refresher on the proposed technology, the detailed plan for the first budget period of the contract and technical risks and alternative approaches. The first and second quarterly reports covered a summary of technical objectives, a description of activities accomplished in the quarter, an analysis of experimental data, comments regarding the timeliness of performance, and a brief explanation of activities to be pursued in the following quarter.

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

During the fiscal year ended March 31, 2020, we recognized $30,000 in government contract revenue under this grant as a result of the work involved in one of the three technical objectives of the contract (Aim 2. “Elution of a population of breast cancer exosomes from Hemopurifier cartridges that bear the signatures of malignancy based on expression of CSPG4 and HER2, for triple-negative or HER2-overexpressing cancers, respectively”). We also invoiced the NCI for an additional $100,000 during the fiscal year ended March 31, 2020 in order to pay our subcontractors under the contract. As we did not complete any additional technical objectives beyond Aim 2 noted above during the period, we recorded this $100,000 as deferred revenue as of March 31, 2020.

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

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on loss per common share during the years ended March 31, 2020 and 2019:

Our total stock-based compensation for fiscal years ended March 31, 2020 and 2019 included the following:

	Fiscal Years Ended
	March 31, 2020	March 31, 2019
Vesting of Stock Options and Restricted Stock Units	$843,998	$1,319,001
Total Stock-Based Compensation Expense	$843,998	$1,319,001

Weighted average number of common shares outstanding – basic and diluted	3,414,840	1,208,314

Basic and diluted loss per common share	$(0.25)	$(1.09)

We record share-based compensation expenses for awards of stock options and restricted stock units, or RSUs, under ASC 718, Share-based compensation, or ASC 718. For awards to non-employees for periods prior to the adoption of ASU 2018-07, Compensation-Stock Compensation: Improvements to Non-employee Share-Based Payment Accounting, on April 1, 2019, the Company had applied ASC 505-50, Equity – Equity-based payments to non-employees, or ASC 505-50. ASC 718 establishes guidance for the recognition of expenses arising from the issuance of share-based compensation awards at their fair value at the grant date.

We recognize share-based compensation expense related to stock options and SARs granted to employees, directors and consultants based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting share-based compensation expense, for stock options that only have service vesting requirements or performance-based vesting requirements without market conditions using the binomial lattice option-pricing model. The grant date fair value of the share-based awards with service vesting requirements is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Determining the appropriate amount to expense for performance-based awards based on the achievement of stated goals requires judgment. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revisions is reflected in the period of change. If any applicable financial performance goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. For performance-based awards with market conditions, we determine the fair value of awards as of the grant date using a Monte Carlo simulation model.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2007 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2020 was insignificant.

PATENTS

Patents include both foreign and domestic patents. We capitalize the cost of patents, some of which were acquired, and amortize such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. The unamortized costs of patents are subject to our review for impairment under our long-lived asset policy above.

STOCK PURCHASE WARRANTS

We grant warrants in connection with the issuance of common stock for cash. Warrants issued in connection with common stock for cash, if classified as equity, are considered issued in connection with equity transactions and the warrant fair value is recorded to additional paid-in-capital.

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a Beneficial Conversion Feature, or BCF. We measure the estimated fair value of the BCF in circumstances in which the conversion feature is not required to be separated from the host instrument and accounted for separately, and record that value in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred approximately $927,000 and $896,000 of research and development expenses for the years ended March 31, 2020 and 2019, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial statements.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, or ASU No. 2018-07. ASU No. 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. Entities must apply the guidance retrospectively with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of ASU No. 2018-07 on April 1, 2019 did not have a material impact on the Company's consolidated financial position, results of operations and related disclosures.

During the fiscal year ended March 31, 2020, the Company adopted ASU Topic 842 on April 1, 2019 utilizing the alternative transition method allowed for under this guidance. As a result, the Company recorded lease liabilities and right-of-use lease assets of $228,694 on its balance sheet as of April 1, 2019. The lease liabilities represent the present value of the remaining lease payments of the Company’s corporate headquarters lease (see Note 13), discounted using the Company’s incremental borrowing rate as of April 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities and the cumulative difference between rent expense and amounts paid under its corporate headquarters lease. The Company also elected the short-term lease recognition exemption for its laboratory lease. For the laboratory lease that qualified as short-term, the Company did not recognize ROU assets or lease liabilities at adoption.

Topic 842 also allows lessees and lessors to elect certain practical expedients. The Company elected the following practical expedients:

•	Transitional practical expedients, which must be elected as a package and applied consistently to all of the Company’s leases:

°	The Company need not reassess whether any expired or existing contracts are or contain leases.

°	The Company need not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with the previous guidance will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with the previous guidance will be classified as finance leases).

°	The Company need not reassess initial direct costs for any existing leases.

•	Hindsight practical expedient. The Company elected the hindsight practical expedient in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of the Company’s right-of-use assets.

2. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	March 31, 2020	March 31, 2019
Furniture and office equipment, at cost	$526,029	$374,364
Accumulated depreciation	(385,545)	(368,343)
	$140,484	$6,021

Depreciation expense for the fiscal years ended March 31, 2020 and 2019 was $17,202 and $21,531, respectively.

3. PATENTS, NET

Patents, net consist of the following:

	March 31, 2020	March 31, 2019
Patents	$211,645	$211,645
Accumulated amortization	(154,141)	(144,977)
	$57,504	$66,668

Amortization expense for capitalized patents for each of the fiscal years ended March 31, 2020 and 2019 was $9,164. As several patents expired during the fiscal year ended March 31, 2020 and only one capitalized patent remains to be amortized, future amortization expense on patents is estimated to be approximately $550 per year based on the estimated life of the patent. The weighted average remaining life of our remaining capitalized patent is approximately 6 years.

4. CONVERTIBLE NOTES PAYABLE

We paid off our convertible notes in full in July 2019. The following table shows the activity related to our convertible notes during the fiscal year ended March 31, 2020:

Total Convertible Notes Payable at March 31, 2019	$992,591
Less Principal Payments in Cash on Convertible Notes During the Fiscal Year Ended March 31, 2020	(992,591)
Total Convertible Notes Payable at March 31, 2020	$–

During the fiscal year ended March 31, 2020, we recorded interest expense of $23,759 related to the contractual interest rates of our convertible notes and interest expense of $30,287 related to the amortization of the note discount, for a total interest expense of $54,046 related to our convertible notes in the fiscal year ended March 31, 2020.

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

5. EQUITY TRANSACTIONS

ISSUANCES OF COMMON STOCK AND WARRANTS

Equity Transactions in the Fiscal Year Ended March 31, 2020.

December 2019 Public Offering

On December 13, 2019, we entered into an underwriting agreement with H.C. Wainwright and Co., or Wainwright, as representative of the several underwriters named therein, relating to the public offering, issuance and sale of 3,333,334 shares of common stock (which includes pre-funded warrants to purchase shares of common stock in lieu thereof), and common warrants to purchase up to an aggregate of 3,333,334 shares of common stock, at a public offering price of $1.50 per share and common warrant. Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with a common warrant to purchase one share of common stock. The common warrants have an exercise price of $1.50 per share, were immediately exercisable, and will expire five years from the date of issuance. The offering closed on December 17, 2019.

The gross proceeds of the December 2019 Public Offering were approximately $5 million, prior to deducting underwriting discounts and commissions and estimated offering expenses and excluding the exercise of any common warrants and the underwriter's option to purchase additional securities. The net proceeds from the December 2019 Public Offering were $4,091,437.

Subsequent to the completion of the December 2019 Public Offering and prior to March 31, 2020, all of the holders of pre-funded warrants exercised their pre-funded warrants in full.

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

January 2020 Registered Direct Offering and Private Placement

On January 16, 2020, we engaged Wainwright to act as our exclusive placement agent in connection with the private placement and a concurrent registered direct offering, or together, the Offering, of an aggregate of 1,885,378 shares of our common stock at a purchase price per share of $2.00, or the Shares, for aggregate gross proceeds to us of approximately $3.77 million, before deducting fees payable to Wainwright and other estimated offering expenses payable by us. We also entered into a securities purchase agreement, or the Purchase Agreement with certain institutional investors, or the Purchasers, pursuant to which we agreed to sell and issue to the Purchasers warrants, or the Purchase Warrants, to purchase up to an aggregate of 942,689 shares of our common stock, or the Purchase Warrant Shares. We agreed to pay Wainwright a cash fee of 6.0% of the aggregate gross proceeds in the Offering, excluding the proceeds, if any, from the exercise of the Purchase Warrants. We paid Wainwright an additional 1.0% of the aggregate gross proceeds in the Offering as a management fee and also paid Wainwright an additional $70,000 for certain expenses in connection with the Offering. In addition, Wainwright received placement agent warrants on substantially the same terms as the Purchase Warrants in an amount equal to 3.0% of the aggregate number of Shares sold in the offering, or 56,561 shares of Common Stock, at an exercise price of $2.50 per share and a term expiring on January 17, 2025, or the Placement Agent Warrants, and the shares of common stock issuable thereunder, or the Placement Agent Warrant Shares.

On January 22, 2020, the Company closed the Offering and issued the Purchase Warrants to the Purchasers. The Purchase Warrants are exercisable immediately at an exercise price of $2.75 per share and will expire five and one-half years from the issuance date.

The net proceeds from the January 2020 Registered Direct Offering and Private Placement were $3,364,878.

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

On March 30, 2020, we executed Amendment No. 2 to the Agreement with Wainwright, effective as of the same date. The amendment provides that references in the Agreement to the registration statement shall refer to the registration statement on Form S-3 (File No. 333-237269), originally filed with the SEC on March 19, 2020, declared effective by the SEC on March 30, 2020.

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

In the fiscal year ended March 31, 2020, we raised aggregate net proceeds of $896,031 (net of $27,896 in commissions to H.C. Wainwright and $5,929 in other offering expenses) under this Agreement through the sale of 161,149 shares at an average price of $5.56 per share of net proceeds.

Warrant Exercises

In fiscal year ended March 31, 2020, investors that participated in the December 2019 public offering exercised 2,700,000 warrants for aggregate cash proceeds to us of $3,807,162.

Restricted Stock Unit Grants to Non-Employee Directors

In 2012, as amended on August 9, 2016, our Board of Directors established the Non-Employee Directors Compensation Program, to provide for cash and equity compensation for persons serving as non-employee directors of the Company. Under this program, each new director receives either stock options or a grant of restricted stock unites, or RSUs, as well as an annual grant of RSUs at the beginning of each fiscal year. The RSUs are subject to vesting and represent the right to be issued on a future date shares of our common stock for upon vesting.

In April 2019, pursuant to the Non-Employee Directors Compensation Program, we issued RSUs with a value of $35,000, in accordance with the terms of the plan, to each of our non-employee directors, as the stock-based compensation element of their overall directors’ compensation, for the fiscal year ending March 31, 2020. Those grants were based on the closing price of our common stock on the grant date, or $14.25 per share, resulting in 2,456 RSUs being issued to each of our five non-employee directors, for a total of 12,280 RSUs. All of the RSUs were subject to vesting in equal quarterly installments on June 30, 2019, September 30, 2019, December 31, 2019 and March 31, 2020.

During the fiscal year ended March 31, 2020, 12,280 vested RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As four of our five independent directors elected to return 40% of their RSUs in exchange for cash in order to pay their withholding taxes on the share issuances, 3,926 of the RSUs were cancelled and we paid $11,230 in cash to those independent directors.

In addition, during the fiscal year ended March 31, 2020, 8,793 vested RSUs then held by our executive officers were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 4,657 of the RSUs were cancelled and we issued a net 4,136 shares to our executives.

There were no vested RSUs outstanding as of March 31, 2020.

Common Stock for Warrant Cancellation

During the fiscal year ended March 31, 2020, we agreed with seven accredited investors to issue an aggregate of 3,992 shares of our common stock to these investors in exchange for the cancellation of outstanding warrants then held by the investors to purchase an aggregate of 39,900 shares of our common stock. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded a gain of $51,190 on those exchanges based on the changes in fair value between the instruments exchanged.

Equity Transactions in the Fiscal Year Ended March 31, 2019.

Common Stock Sales Agreement with H.C. Wainwright

On June 28, 2016, we entered into a Common Stock Sales Agreement, or the Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, which establishes an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the Agreement. The Agreement provides for the sale of shares of our common stock having an aggregate offering price of up to $12,500,000, or the Shares.

Subject to the terms and conditions set forth in the Agreement, Wainwright will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon our instructions. We have provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a fixed rate equal to three percent (3.0%) of the gross proceeds per Share sold. In addition, we have agreed to pay certain expenses incurred by Wainwright in connection with the Agreement, including up to $50,000 of the fees and disbursements of their counsel. The Agreement will terminate upon the sale of all of the Shares under the Agreement unless terminated earlier by either party as permitted under the Agreement.

Sales of the Shares, if any, under the Agreement shall be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed with Wainwright. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Agreement or terminate the Agreement.

In the fiscal year ended March 31, 2019, we raised aggregate net proceeds of $1,048,371 (net of $32,471 in commissions to Wainwright and $5,447 in other offering expenses) under the Agreement through the sale of 51,548 shares at an average price of $20.34 per share of net proceeds.

Warrant Exercises

In the fiscal year ended March 31, 2019, investors that participated in our October 2017 public offering exercised 18,887 warrants for aggregate cash proceeds to us of $292,932.

Restricted Shares Issued for Services

During the fiscal year ended March 31, 2019, we issued 1,000 shares of restricted common stock at a price of $19.35 per share, the market price at time of issuance, in payment for investor relations consulting services. The aggregate value of this share issuance was $19,350.

Stock Option Issuances

During the fiscal year ended March 31, 2019, we issued an option to our new CEO under the Company’s 2010 Stock Incentive Plan to purchase 36,842 shares of our common stock at an exercise price of $18.75 per share, the closing price on the date of the option grant.

Restricted Stock Unit Grants to Non-Employee Directors

During the fiscal year ended March 31, 2019, 13,831 vested RSUs held by our executives were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 7,484 of the RSUs were cancelled and we issued a net 6,347 shares to our executives.

During the fiscal year ended March 31, 2019, 9,699 RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As four of our five independent directors elected to return 40% of their RSUs in exchange for cash in order to pay their withholding taxes on the share issuances, 3,165 of the RSUs were cancelled and we paid $54,278 in cash to those independent directors.

WARRANTS:

During the fiscal year ended March 31, 2020, we issued 4,432,585 warrants in association with our December 2019 Public Offering and our January 2020 Registered Direct Financing and associated private placement (see Note 6). All of those warrants had a five year term and had exercise prices as follows:

Financing	Warrants Issued	Exercise Price
December 2019 Public Offering – Investors’ Warrants	3,333,334	$1.50
December 2019 Public Offering – Placement Agents’ Warrants	100,000	$1.875
January 2020 Registered Direct – Investors’ Warrants	942,689	$2.75
January 2020 Registered Direct – Placement Agents’ Warrants	56,562	$2.50

Based on the above assumptions, we valued the warrants issued during the fiscal year ended March 31, 2020 as follows:

•	The 999,251 warrants issued in our January 2020 Registered Direct Financing were valued at $2,388,776 and we classified that fair value as equity.

•	The 3,433,334 warrants issued in our December 2019 public offering were valued at $3,021,334 and we classified that fair value as equity.

We did not issue any warrants in the fiscal year ended March 31, 2019.

A summary of the aggregate warrant activity for the years ended March 31, 2020 and 2019 is presented below:

	Fiscal Year Ended March 31,
	2020		2019
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	342,992	$27.00	394,839		$27.00
Granted	4,432,585	1.79	–	$	N/A
Adjustment for reverse split	73	N/A	--		N/A
Exercised	(2,700,000)	$1.50	(18,887)		$16.50
Cancelled/Forfeited	(54,282)	$91.23	(32,960)		$42.60
Outstanding, end of year	2,021,368	$5.21	342,992		$27.00
Exercisable, end of year	2,021,368	$5.21	342,992		$27.00
Weighted average estimated fair value of warrants granted		$1.22			N/A

The following outlines the significant weighted average assumptions used to estimate the fair value of warrants granted in the fiscal year ended March 31, 2020 utilizing the Binomial Lattice option pricing model:

Fiscal Year Ended
March 31, 2020
Risk free interest rate	1.57% - 1.71%
Average expected life	5 years
Expected volatility	148.6% - 233.0%
Expected dividends	None

The expected volatility was based on the historic volatility. The expected life of options granted was based on the “simplified method” as described in the SEC’s guidance due to changes in the vesting terms and contractual life of current option grants compared to our historical grants.

The detail of the warrants outstanding and exercisable as of March 31, 2020 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.75 or Below	1,732,585	4.80	$2.23	1,732,585	$4.80
$16.50 - $59.25	249,985	2.07	$23.24	249,985	$2.07
$64.50 - $135.00	38,798	0.58	$92.48	38,798	$0.58
	2,021,368			2,021,368

STOCK-BASED COMPENSATION:

2010 STOCK INCENTIVE PLAN

In August 2010, we adopted the 2010 Stock Incentive Plan, to provide incentives to attract, retain and motivate employees, directors and consultants, whose present and potential contributions are important to our success, by offering them an opportunity to participate in our future performance through awards of options, the right to purchase common stock, stock bonuses and stock appreciation rights and other awards. We initially authorized a total of 4,667 common shares for issuance under the 2010 Stock Incentive Plan.

On January 26, 2016, our Board of Directors approved an amendment to the 2010 Stock Incentive Plan to increase the total number of shares of common stock authorized for issuance under the plan to 211,333 shares, subject to amendment of our Articles of Incorporation to increase our authorized common stock. On March 29, 2016, at which our stockholders approved the Amended 2010 Stock Incentive Plan and an amendment of our Articles of Incorporation to increase our authorized common stock to 30,000,000 shares. On March 31, 2016, we filed a Certificate of Amendment to our Articles of Incorporation to effect the increase in our authorized common stock. As a result of such amendment, the Amended 2010 Stock Incentive Plan became effective on March 31, 2016.

Effective October 14, 2019, we completed a 1-for-15 reverse stock split. Accordingly, 15 shares of outstanding common stock then held by stockholders were combined into one share of common stock. Any fractional shares resulting from the reverse split were rounded up to the next whole share. Authorized common stock remained at 30,000,000 shares.

At March 31, 2020, we had 119,343 shares available for issuance under this plan See Note 11 to cross reference April 2020 RSU issuance to independent directors.

2012 NON-EMPLOYEE DIRECTORS COMPENSATION PROGRAM

In July 2012, our Board of Directors approved a board compensation program that modified and superseded the Company’s 2005 Directors Compensation Program, or the Non-Employee Director Plan, which was previously in effect for our non-employee Directors. Under the Non-Employee Director Plan, an eligible director will receive initial and annual equity grants and cash compensation.

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

In April 2019, pursuant to the Non-Employee Directors Compensation Program, we issued RSUs with a value of $35,000, in accordance with the terms of the plan, to each of our non-employee directors, as the stock-based compensation element of their overall directors’ compensation, for the fiscal year ending March 31, 2020. Those grants were based on the closing price of our common stock on the grant date, or $14.25 per share, resulting in 2,456 RSUs being issued to each of our five non-employee directors, for a total of 12,280 RSUs. All of the RSUs were subject to vesting in equal quarterly installments on June 30, 2019, September 30, 2019, December 31, 2019 and March 31, 2020.

During the fiscal year ended March 31, 2020, 12,280 vested RSUs held by our outside directors were exchanged into the same number of shares of our common stock. As four of our five independent directors elected to return 40% of their RSUs in exchange for cash in order to pay their withholding taxes on the share issuances, 3,926 of the RSUs were cancelled and we paid $11,230 in cash to those independent directors.

In addition, during the fiscal year ended March 31, 2020, 8,793 vested RSUs then held by our executive officers were exchanged into the same number of shares of our common stock. As our executives elected to net settle a portion of their RSU’s in exchange for the Company paying the related withholding taxes on the share issuance, 4,657 of the RSUs were cancelled and we issued a net 4,136 shares to our executives.

There were no vested RSUs outstanding as of March 31, 2020.

STAND-ALONE GRANTS

From time to time our Board of Directors grants common stock or options to purchase common stock or warrants exercisable to common stock to selected directors, officers, employees and consultants as equity compensation to such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

STOCK OPTION ACTIVITY

During the fiscal year ended March 31, 2019, we issued an option to our new CEO to purchase 36,842 shares of common stock at a price of $18.75 per share, the closing price on the date of the option grant.

The following is a summary of the stock options outstanding at March 31, 2020 and 2019 and the changes during the years then ended:

	Fiscal Year Ended March 31,
	2020			2019
	Options	Weighted Average Exercise Price		Options	Weighted Average Exercise Price
Outstanding, beginning of year	59,111		$56.85	27,670	$145.05
Granted	--	$	N/A	36,842	$18.75
Exercised	–		N/A	–	N/A
Cancelled/Forfeited	(7,987)		$138.75	(5,400)	$248.25
Outstanding, end of year	51,124		$44.12	59,111	$56.85
Exercisable, end of year	25,197		$70.08	21,070	$125.40
Weighted average estimated fair value of options granted		$	N/A		$16.50

The detail of the options outstanding and exercisable as of March 31, 2020 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$18.75 - $25.20	38,642	7.89 years	$19.05	12,715	$19.36
$57.00 - $75.00	6,113	3.17 years	$64.28	6,113	$64.28
$142.50 - $187.50	6,369	1.38 years	$176.90	6,369	$176.90
	51,124			25,197

We recorded stock-based compensation expense related to restricted stock unit issuances and to options granted totaling $843,998 and $1,319,001 for the fiscal years ended March 31, 2020 and 2019, respectively. These expenses were recorded as stock compensation included in payroll and related expenses in the accompanying consolidated statement of operations for the years ended March 31, 2019 and 2018.

Our total stock-based compensation for fiscal years ended March 31, 2020 and 2019 included the following:

	Fiscal Year Ended
	March 31, 2020	March 31, 2019
Vesting of restricted stock units	$678,028	$1,262,794
Vesting of stock options	165,970	56,207
Total Stock-Based Compensation	$843,998	$1,319,001

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2020 was insignificant.

As of March 31, 2020, we had $1,528,684 of remaining unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average remaining vesting period of 4.33 years.

On March 31, 2020, our stock options had a negative intrinsic value since the closing price on that date of $1.52 per share was below the weighted average exercise price of our stock options.

6. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Historically, certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. There were no such related party transactions during the fiscal year ended March 31, 2020, except that we had accrued unpaid Board fees of $69,750 owed to our outside directors as of March 31, 2020.

Due to related parties were comprised of the following items:

	March 31, 2020	March 31, 2019
Accrued board fees	$69,750	$69,750
Accrued vacation	41,957	13,904
Total due to related parties	$111,707	$83,654

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	March 31, 2020	March 31, 2019
Accrued interest	$–	$59,573
Accrued separation expenses for former executives (see Note 6 and Note 12)	–	355,189
Accrued professional fees	472,420	231,238
Total other current liabilities	$472,420	$646,000

8. INCOME TAXES

For the years ended March 31, 2020 and 2019, we had no income tax expense due to our net operating losses and 100% deferred tax asset valuation allowance.

At March 31, 2020 and 2019, we had net deferred tax assets as detailed below. These deferred tax assets are primarily composed of capitalized research and development costs and tax net operating loss carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a 100% valuation has been established to offset the net deferred tax assets.

Significant components of our net deferred tax assets at March 31, 2020 and 2019 are shown below:

	YEAR ENDED MARCH 31,
	2020	2019
Deferred tax assets:
Capitalized research and development	$3,442,000	$3,442,000
Net operating loss carryforwards	18,384,000	17,221,000
Stock compensation	1,181,000	944,000
Total deferred tax assets	23,007,000	21,607,000

Total deferred tax liabilities	–	–

Net deferred tax assets	23,007,000	21,607,000
Valuation allowance for deferred tax assets	(23,007,000)	(21,607,000)

Net deferred tax assets	$–	$–

At March 31, 2020, we had tax net operating loss carryforwards for federal and state purposes approximating $71 million and $53 million, which begin to expire in the year 2021.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the years ended March 31, 2020 and 2019 due to the following:

	2020	2019

Income taxes (benefit) at federal statutory rate of 21.00%	$(1,340,000)	$(1,306,000)
State income tax, net of federal benefit	(446,000)	(434,000)
Tax effect on non-deductible expenses and credits	122,000	41,000
True up items	42,000	(41,000)
Expiration of net operating loss carryforwards	222,000	407,000
Change in valuation allowance[1]	1,400,000	1,333,000
	$–	$–

 ______________

(1) Pursuant to Internal Revenue Code Sections 382, use of our tax net operating loss carryforwards may be limited.

ASC 740, “Income Taxes”, clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements, and prescribes recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended March 31, 2020 and 2019, we did not recognize any interest or penalties relating to tax matters.

At and for the years ended March 31, 2020 and 2019, management does not believe the Company has any uncertain tax positions. Accordingly, there are no unrecognized tax benefits at March 31, 2020 or March 31, 2019.

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

The following tables set forth certain information regarding our segments:

	Fiscal Years Ended March 31,
	2020	2019
Revenues:
Aethlon	$650,187	$229,625
ESI	–	–
Total Revenues	$650,187	$229,625

Operating Losses:
Aethlon	$(5,899,523)	$(5,875,094)
ESI	(30,465)	(123,923)
Total Operating Loss	$(5,929,988)	$(5,999,017)

Net Losses:
Aethlon	$(6,349,576)	$(6,095,581)
ESI	(30,465)	(123,923)
Net Loss Before Non-Controlling Interests	$(6,380,041)	$(6,219,504)

Cash:
Aethlon	$9,604,583	$3,827,555
ESI	197	519
Total Cash	$9,604,780	$3,828,074

Total Assets:
Aethlon	$10,387,489	$4,122,445
ESI	197	519
Total Assets	$10,387,686	$4,122,964

Capital Expenditures:
Aethlon	$151,665	$–
ESI	–	–
Capital Expenditures	$–	$–

Depreciation and Amortization:
Aethlon	$26,366	$30,695
ESI	–	–
Total Depreciation and Amortization	$26,366	$30,695

Interest Expense:
Aethlon	$54,232	$220,487
ESI	–	–
Total Interest Expense	$54,232	$220,487

10. SUBSEQUENT EVENTS

Management has evaluated events subsequent to March 31, 2020 through the date that the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Management Update

In June 2020, Thomas L. Taccini joined our management team as Vice President, Manufacturing and Product Development. Mr. Taccini has over 35 years of experience in leading teams in engineering, product development, project management, quality systems and regulatory affairs for multiple different classes of medical devices.

IDE Supplement

On June 17, 2020, the FDA approved a supplement to the Company’s open IDE for the Company’s Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a new feasibility study. That study’s plan is to enroll up to 40 subjects at up to 20 centers in the U.S. Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU and will have acute lung injury and/or severe or life threatening disease among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes.

Sales Under ATM Facility

In June 2020, we raised aggregate net proceeds of $7,260,869, net of $224,825 in commissions to Wainwright and $8,472 in other offering expenses, under the Agreement described above through the sale of 2,685,600 shares at an average price of $2.70 per share of net proceeds.

COVID-19 Update

In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets.

We are monitoring closely the impact of the COVID-19 global pandemic on our business and have taken steps designed to protect the health and safety of our employees while continuing our operations, including clinical trials. Given the level of uncertainty regarding the duration and impact of the COVID-19 pandemic on capital markets and the U.S. economy, we are unable to assess the impact of the worldwide spread of SARS-CoV-2 and the resulting COVID-19 pandemic on our future access to capital. Further, while we have not experienced significant disruptions to our manufacturing supply chain, business, results of operations, financial condition, clinical trials, or preclinical research to date, we are unable to assess the potential impact this pandemic could have on our manufacturing supply chain, business, results of operations, financial condition, clinical trials, or preclinical research in the future.

As we continue to actively advance our clinical trials, we remain in close contact with our clinical sites and are assessing the impact of COVID-19 on our trials, expected timelines and costs on an ongoing basis. We will assess any potential delays in our ability to timely ship clinical trial materials, including internationally, due to transportation interruptions. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. Given these uncertainties, we cannot reasonably estimate the related impact to our business, operating results and financial condition, if any.

RSU Grants

On April 3, 2020, pursuant to the terms of the Company’s 2012 Non-Employee Directors Compensation Program, as modified on August 9, 2016, or the Directors Plan, the Compensation Committee of the Board granted RSUs under the Company’s 2010 Stock Incentive Plan, or the 2010 Plan, to each non-employee director of the Company. The Director’s Plan provides for a grant of $35,000 worth of RSUs at the beginning of each fiscal year, priced at the average for the closing prices for the five days preceding and including the date of grant, or $1.41 per share as of April 3, 2020. Each eligible director was granted an RSU in the amount of 23,893 shares under the 2010 Plan, as the number of available shares under the 2010 Plan was not sufficient for each director’s full grant. The RSU’s are subject to vesting in four equal quarterly installments on June 30, September 30, December 31, 2020, and March 31, 2021, subject to the recipient's continued service with the Company on each such vesting date. Each eligible director will receive the remaining portion of the annual RSU grants, or 929 RSU’s, contingent upon stockholder approval at the 2020 annual meeting of the Company’s stockholders, of a new 2020 Equity Incentive Plan.

11. COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have had the following material changes to our contractual obligations and commitments outside the ordinary course of business during the fiscal year ended March 31, 2020:

On March 17, 2020, we entered into an Amended and Restated Executive Employment Agreement, or the Amended Agreement, for Timothy C. Rodell, M.D., FCCP, or Executive, dated March 17, 2020, by and between the Company and Executive. This Amended Agreement supersedes and replaces Executive’s current Executive Employment Agreement with the Company, dated December 10, 2018, or Prior Agreement.

The Amended Agreement updated the Prior Agreement to set forth (i) Executive’s base salary for calendar year 2020, previously approved by the Company, of $430,000 per year; (ii) Executive’s title of Chief Executive Officer; (iii) Executive’s eligibility to participate in and receive additional stock option or equity award grants under the Company’s equity incentive plans from time to time, in the discretion of the Board or the Compensation Committee, and in accordance with the terms and conditions of such plans; and (iv) severance payments in the event that Executive’s employment is terminated by the Company for any reason other than Cause (as defined in the Amended Agreement) or if it is terminated by Executive for Good Reason (as defined in the Amended Agreement).

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

Rent expense, which is included in general and administrative expenses, approximated $178,000 and $169,000 for the fiscal years ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, our commitments under the lease agreements are as follows:

	2021	2022	Totals
9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123 office lease	$102,074	$43,670	$145,744

11585 Sorrento Valley Road, Suite 109, San Diego, CA 92121 office lease	47,684	–	47,684
Total Lease Commitments	$149,758	$43,670	$193,428

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

