Form 10-Q
period 2020-06-30
AETHLON MEDICAL INC
filed 2020-08-11
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(Address of principal executive offices, including Zip Code)

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

As of August 10, 2020, the registrant had outstanding 12,070,393 shares of common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$15,721,616	$9,604,780
Accounts receivable	206,729	206,729
Prepaid expenses and other current assets	166,944	229,604
Total current assets	16,095,289	10,041,113

Property and equipment, net	149,661	140,484
Right-of-use lease asset	112,779	136,426
Patents, net	57,366	57,504
Deposits	12,159	12,159
Total assets	$16,427,254	$10,387,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$251,194	$285,036
Due to related parties	131,844	111,707
Deferred revenue	306,729	100,000
Lease liability, current portion	100,430	98,557
Other current liabilities	433,120	472,420
Total current liabilities	1,223,317	1,067,720

Lease liability, less current portion	16,832	42,540
Total liabilities	1,240,149	1,110,260

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 12,070,393 and 9,366,873 shares issued and outstanding as of June 30, 2020 and March 31, 2020, respectively	12,072	9,368
Additional paid-in capital	128,744,684	121,426,563
Accumulated deficit	(113,436,664)	(112,026,381)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	15,320,092	9,409,550

Noncontrolling interests	(132,987)	(132,124)

Total stockholders’ equity	15,187,105	9,277,426

Total liabilities and stockholders’ equity	$16,427,254	$10,387,686

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019

REVENUES
Government contract revenue	$–	$30,000

OPERATING EXPENSES

Professional fees	564,284	607,578
Payroll and related expenses	436,911	605,995
General and administrative	409,223	382,615
Total operating expenses	1,410,418	1,596,188
OPERATING LOSS	(1,410,418)	(1,566,188)

OTHER EXPENSE
Interest and other debt expenses	728	54,085
Loss on debt extinguishment	–	447,011
Total other (income) expense	728	501,096
NET LOSS	(1,411,146)	(2,067,284)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(863)	(860)

NET LOSS ATTRIBUTABLE TO AETHLON MEDICAL, INC.	$(1,410,283)	$(2,066,424)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.15)	$(1.63)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	9,632,977	1,270,484

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2020 and 2019

(Unaudited)

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY

BALANCE - MARCH 31, 2020	9,366,873	$9,368	$121,426,563	$(112,026,381)	$(132,124)	$9,277,426

Issuances of common stock for cash under at the market program	2,685,600	2,686	7,258,183	–	–	7,260,869

Issuance of common shares upon vesting of restricted stock units	17,920	18	(24,269)	–	–	(24,251)

Stock-based compensation expense	–	–	84,207	–	–	84,207

Net loss	–	–	–	(1,410,283)	(863)	(1,411,146)

BALANCE - JUNE 30, 2020	12,070,393	$12,072	$128,744,684	$(113,436,664)	$(132,987)	$15,187,105

BALANCE - MARCH 31, 2019	1,266,950	$1,267	$108,076,275	$(105,652,433)	$(126,031)	$2,299,078

Issuances of common stock for cash under at the market program	3,087	3	36,619	–	–	36,622

Loss on debt extinguishment	–	–	447,011	–	–	447,011

Issuance of common shares upon vesting of restricted stock units	3,534	4	(23,775)	–	–	(23,771)

Stock-based compensation expense	–	–	326,536	–	–	326,536

Net loss	–	–	–	(2,066,424)	(860)	(2,067,284)

BALANCE - JUNE 30, 2019	1,273,571	$1,274	$108,862,666	$(107,718,857)	$(126,891)	$1,018,192

Continued on following page

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019

Cash flows used in operating activities:
Net loss	$(1,411,146)	$(2,067,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,770	2,868
Stock based compensation	84,207	326,536
Loss on debt extinguishment	–	447,011
Accretion of right-of-use lease asset	(188)	661
Amortization of debt discount	–	30,287
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	62,660	58,325
Accounts payable and other current liabilities	(73,142)	(56,877)
Deferred revenue	206,729	–
Due to related parties	20,137	10,788
Net cash used in operating activities	(1,101,973)	(1,247,685)

Cash flows used in investing activities:
Purchases of property and equipment	(17,809)	(886)
Net cash used in investing activities	(17,809)	(886)

Cash flows provided by (used in) financing activities:
Proceeds from the issuance of common stock, net	7,260,869	36,622
Principal payments on convertible notes	–	(100,000)
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(24,251)	(23,771)
Net cash provided by (used in) financing activities	7,236,618	(87,149)

Net increase (decrease) in cash	6,116,836	(1,335,720)

Cash at beginning of period	9,604,780	3,828,074

Cash at end of period	$15,721,616	$2,492,354

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$–	$71,978

Supplemental disclosures of non-cash investing and financing activities:
Initial recognition of right-of-use lease asset and lease liability	$–	$228,694
Par value of shares issued for vested restricted stock units	$18	$53

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

ORGANIZATION

Aethlon Medical, Inc. and its subsidiary (collectively, “Aethlon”, the “Company”, “we” or “us”), is a medical technology company focused on developing products to diagnose and treat life and organ threatening diseases. The Aethlon Hemopurifier®, or Hemopurifier, is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier is designed to deplete the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The U.S. Food and Drug Administration, or FDA, has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

•	the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes have been shown to participate in the development or severity of the disease; and

•	the treatment of life-threatening viruses that are not addressed with approved therapies.

We believe the Hemopurifier can be a substantial advance in the treatment of patients with advanced and metastatic cancer through the clearance of exosomes that promote the growth and spread of tumors through multiple mechanisms. We are currently preparing for the initiation of clinical trials in patients with advanced and metastatic cancers. We are initially focused on the treatment of solid tumors, including head and neck cancer, gastrointestinal cancers and other cancers. As we advance our clinical trials, we are in close contact with our clinical sites to navigate and assess the impact of the COVID-19 global pandemic on our clinical trials and current timelines.

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

We also believe the Hemopurifier can be a part of the broad-spectrum treatment of life-threatening highly glycosylated, or carbohydrate coated, viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used to treat individuals infected with HIV, hepatitis C, and Ebola.

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

On June 17, 2020, the FDA approved a supplement to the Company’s open IDE for the Company’s Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study’s plan is to enroll up to 40 subjects at up to 20 centers in the U.S.  Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU and will have acute lung injury and/or severe or life threatening disease, among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended June 30, 2020, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission, or SEC Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2020, included in the Company's Annual Report on Form 10-K filed with the SEC on June 25, 2019. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial statements as of and for the three months ended June 30, 2020, and the condensed consolidated statement of cash flows for the three months ended June 30, 2020. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2020 has been derived from the audited consolidated balance sheet at March 31, 2020, contained in the above referenced 10-K. The results of operations for the three months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain prior year balances within the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of June 30, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

As of June 30, 2020 and 2019, an aggregate of 2,150,690 and 502,317 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants and unvested restricted stock units, were excluded, as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three month periods ended June 30, 2020 and 2019, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	June 30,	June 30,
	2020	2019
Three months ended	$377,167	$248,871

4. Recent Accounting Pronouncements

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

5. CONVERTIBLE NOTES PAYABLE, NET

We paid off our convertible notes in full in July 2019.

During the three months ended June 30, 2019, we recorded interest expense of $23,759 related to the contractual interest rates of our convertible notes and interest expense of $30,287 related to the amortization of the note discount for a total interest expense of $54,046 related to our convertible notes in the three month period ended June 30, 2019.

During the three months ended June 30, 2019, we reduced the conversion price on the convertible notes from $45.00 per share to $10.20 per share. The modification of the convertible notes was evaluated under ASC 470-50-40 and the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. Under the extinguishment accounting we recorded a loss on debt extinguishment of $447,011.

6. EQUITY TRANSACTIONS IN THE THREE MONTHS ENDED JUNE 30, 2020

Common Stock Sales Agreement with H.C. Wainwright & Co., LLC

On June 28, 2016, we entered into a Common Stock Sales Agreement, or the Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the Agreement. The Agreement provided for the sale of shares of our common stock having an aggregate offering price of up to $12,500,000.

On March 30, 2020, we executed Amendment No. 2 to the Agreement with Wainwright, effective as of the same date. The amendment provides that references in the Agreement to the registration statement shall refer to the registration statement on Form S-3 (File No. 333-237269), originally filed with the SEC on March 19, 2020, declared effective by the SEC on March 30, 2020.

Subject to the terms and conditions set forth in the Agreement, Wainwright agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares under the Agreement from time to time, based upon our instructions. We provided Wainwright with customary indemnification rights under the Agreement, and Wainwright is entitled to a commission at a fixed rate equal to three percent of the gross proceeds per share sold. In addition, we agreed to pay certain expenses incurred by Wainwright in connection with the Agreement, including up to $50,000 of the fees and disbursements of their counsel. The Agreement will terminate upon the sale of all of the shares under the Agreement, unless terminated earlier by either party as permitted under the Agreement.

Sales of the Shares, if any, under the Agreement will be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed with Wainwright. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Agreement or terminate the Agreement.

In the three months ended June 30, 2020, we raised aggregate net proceeds of $7,260,869, net of $224,825 in commissions to Wainwright and $8,472 in other offering expenses, under the Agreement, through the sale of 2,685,600 shares at an average price of $2.70 per share of net proceeds.

Restricted Stock Unit Grants

In 2012, as amended through July 16, 2020, our Board of Directors established the Non-Employee Directors Compensation Program, to provide for cash and equity compensation for persons serving as non-employee directors of the Company. Under this program, each new director receives either stock options or a grant of restricted stock unites, or RSUs, as well as an annual grant of RSUs at the beginning of each fiscal year. The RSUs are subject to vesting and represent the right to be issued on a future date shares of our common stock for upon vesting.

On April 3, 2020, pursuant to the terms of the Company’s Non-Employee Directors Compensation Program, the Compensation Committee of the Board granted RSUs to each non-employee director of the Company. The Non-Employee Directors Compensation Program provided for a grant of RSUs with a grant date fair value of $35,000, priced at the average for the closing prices for the five trading days ending on the date of grant, which was $1.41 per share, so that the total number of RSUs to be granted to each non-employee director would in respect of 24,822 shares of our common stock.  Each eligible director was granted an RSU in the amount of only 23,893 shares under the 2010 Plan, as the number of shares that remained available for grant under the 2010 Plan was not sufficient for each director’s full RSU grant. The Compensation Committee also granted to each eligible director contingent grants under our potential 2020 Equity Incentive Plan, or the 2020 Plan, for the remaining portion of the annual RSU grants, or 929 RSU’s to each eligible director, contingent upon stockholder approval of the 2020 Plan at the Company’s 2020 Annual Meeting of Stockholders, or the Annual Meeting. These contingent grants are subject to vesting as follows: 50% of the RSUs subject to the contingent grants will vest on December 31, 2020 and 50% of the RSUs will vest on March 31, 2021, subject in each case to the continuous service of each director, through such vesting dates, as well as approval of the 2020 Plan by the stockholders at the Annual Meeting.

In June 2020, 29,866 vested RSUs held by our non-employee directors were exchanged into the same number of shares of our common stock. All five non-employee directors elected to return 40% of their vested RSUs in exchange for cash, in order to pay their withholding taxes on the share issuances, resulting in 11,947 of the vested RSUs being cancelled in exchange for $24,251 in aggregate cash proceeds to those independent directors.

RSUs outstanding that have vested as of, and are expected to vest subsequent to, June 30, 2020 are as follows:

Number of RSUs
Vested	–
Expected to vest	89,599
Total	89,599

7. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2020, we accrued unpaid fees of $69,750 owed to our non-employee directors as of June 30, 2020. Amounts due to related parties were comprised of the following items:

	June 30, 2020	March 31, 2020
Accrued Board fees	$69,750	$69,750
Accrued vacation to all employees	62,094	41,957
Total due to related parties	$131,844	$111,707

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	June 30,	March 31,
	2020	2020
Accrued professional fees	$433,120	$472,420
Total other current liabilities	$433,120	$472,420

9. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and stock options and the effect on basic and diluted loss per common share during the three month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,2020	Three Months Ended June 30, 2019
Vesting of stock options and restricted stock units	$84,207	$326,536
Total stock-based compensation expense	$84,207	$326,536

Weighted average number of common shares outstanding – basic and diluted	9,632,977	1,270,484

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.01)	$(0.26)

All of the stock-based compensation expense recorded during the three months ended June 30, 2020 and 2019, which totaled $84,207 and $326,536, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the three months ended June 30, 2020 and 2019 represented an impact on basic and diluted loss per common share of $(0.01) and $(0.26), respectively.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended June 30, 2020 was insignificant.

Stock Option Activity

We did not issue any stock options during the three months ended June 30, 2020.

Options outstanding that have vested as of June 30, 2020 and options that are expected to vest subsequent to June 30, 2020 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	28,098	$64.92	5.03
Expected to vest	23,026	$18.75	8.00
Total	51,124

A summary of stock option activity during the three months ended June 30, 2020 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2020	51,124	$18.75 - 187.50	$44.12
Exercised	–	–	–
Granted	–	–	–
Cancelled/Expired	–	–	–
Stock options outstanding at June 30, 2020	51,124	$18.75 - 187.50	$44.12
Stock options exercisable at June 30, 2020	28,098	$18.75 - 187.50	$64.92

On June 30, 2020, our stock options had no intrinsic value since the closing price on that date of $2.03 per share was below the weighted average exercise price of our outstanding stock options.

At June 30, 2020, there was approximately $2,058,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 6.1 years.

10. WARRANTS

During the three months ended June 30, 2020 and 2019, we did not issue any warrants.

A summary of warrant activity during the three months ended June 30, 2020 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2020	2,021,368	$1.50 - $125.25	$5.21
Cancelled/Expired	(11,401)	$90.75 – $94.50	$94.35
Warrants outstanding at June 30, 2020	2,009,967	$1.50 – $125.25	$6.06
Warrants exercisable at June 30, 2020	2,009,967	$1.50 – $125.25	$6.06

11. GOVERNMENT CONTRACTS AND RELATED REVENUE RECOGNITION

We have entered into the following two contracts/grants with the National Cancer Institute, or NCI, part of the National Institutes of Health, or NIH, over the past two years:

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

We did not record any government contract revenue on the Phase 2 Melanoma Cancer Contract in the three months ended June 30, 2020.  We did invoice the NCI for $206,729 during the three months ended June 30, 2020, however we have recorded that amount as deferred revenue since we did not achieve the milestones associated with that quarterly billing cycle.

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

The following tables set forth certain information regarding our segments:

	Three Months Ended June 30,
	2020	2019
Revenues:
Aethlon	$–	$30,000
ESI	–	–
Total Revenues	$–	$30,000

Operating Losses:
Aethlon	$(1,406,103)	$(1,561,885)
ESI	(4,315)	(4,303)
Total Operating Loss	$(1,410,418)	$(1,566,188)

Net Losses:
Aethlon	$(1,406,831)	$(2,062,981)
ESI	(4,315)	(4,303)
Net Loss Before Non-Controlling Interests	$(1,411,146)	$(2,067,284)

Cash:
Aethlon	$15,721,419	$2,492,170
ESI	197	184
Total Cash	$15,721,616	$2,492,354

Total Assets:
Aethlon	$16,427,057	$2,932,721
ESI	197	184
Total Assets	$16,427,254	$2,932,905

Capital Expenditures:
Aethlon	$17,809	$886
ESI	–	–
Capital Expenditures	$17,809	$886

Depreciation and Amortization:
Aethlon	$8,770	$2,868
ESI	–	–
Total Depreciation and Amortization	$8,770	$2,868

Interest Expense:
Aethlon	$(728)	$(54,085)
ESI	–	–
Total Interest Expense	$(728)	$(54,085)

13. COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” as contained in our Annual Report on Form 10-K for the year ended March 31, 2020, filed by us with the SEC on June 25, 2020.

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

Rent expense, which is included in general and administrative expenses, approximated $44,000 and $40,000 for the three month periods ended June 30, 2020 and 2019, respectively.

Future minimum lease payments under the Granite Ridge Lease as of June 30, 2020, are as follows:

July 1, 2020 through March 31, 2021	$76,989
April 1, 2021 through August 31, 2021	43,670
Total future minimum lease payments	120,659
Less: discount	(3,397)
Total lease liability	$117,262

During the fiscal year ended March 31, 2020, we adopted ASU Topic 842 on April 1, 2019 utilizing the alternative transition method allowed for under this guidance. As a result, we recorded lease liabilities and right-of-use lease assets of $228,694 on its balance sheet as of April 1, 2019. The lease liabilities represent the present value of the remaining lease payments of our corporate headquarters lease, discounted using our incremental borrowing rate as of April 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities and the cumulative difference between rent expense and amounts paid under its corporate headquarters lease. We also elected the short-term lease recognition exemption for its laboratory lease. For the laboratory lease that qualified as short-term, we did not recognize right-of-use assets or lease liabilities at adoption.

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

14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2020 through the date that the accompanying condensed consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

AMENDMENT TO NON-EMPLOYEE DIRECTORS COMPENSATION PROGRAM

In July 2020, the Compensation Committee of the Board of Directors of the Company approved an amendment to our Non-Employee Directors Compensation Program, or the Amended Plan. Under the Amended Plan, in lieu of per meeting fees, eligible directors will receive an annual board retainer fee of $35,000, as well as the following annual retainer fees: Audit Committee chair- $15,000, Compensation Committee chair- $15,000, Nominating Committee chair- $8,000, Audit Committee member- $7,500, Compensation Committee member- $7,500 and Nominating Committee member- $5,000. Additionally, the Chairman of the Board will receive additional annual compensation under this program of $60,000, which was not a change from the plan prior to this amendment. In addition, pursuant to the Amended Plan, the grant date fair value of the initial equity grant to non-employee directors was increased to $75,000, from $50,000, and the annual non-employee director grant was increased to $50,000, from $35,000. RSUs granted under the Amended Plan are valued based on the average of the closing prices of our common stock for the five trading days ending on the date of grant and will vest at a rate determined by our Board of Directors in its discretion, typically in equal quarterly installments over one year. Options granted under this Amended Plan will have an exercise price equal to the fair market value on the date of grant. Any such options will have a term of ten years and will vest at a rate determined by our Board of Directors in its discretion.

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

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, completion of our capital-raising activities, our ability to maintain our Nasdaq listing, U.S. Food and Drug Administration, approval of our products, other regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of our filings with the Securities and Exchange Commission, or the Commission. The forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

Overview

We are a medical technology company focused on developing products to diagnose and treat life and organ threatening diseases. The Aethlon Hemopurifier®, or Hemopurifier, is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier is designed to deplete the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The U.S. Food and Drug Administration, or FDA, has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

•	the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes have been shown to participate in the development or severity of the disease; and

•	the treatment of life-threatening viruses that are not addressed with approved therapies.

We believe the Hemopurifier can be a substantial advance in the treatment of patients with advanced and metastatic cancer through the clearance of exosomes that promote the growth and spread of tumors through multiple mechanisms. We are currently preparing for the initiation of clinical trials in patients with advanced and metastatic cancers. We are initially focused on the treatment of solid tumors, including head and neck cancer, gastrointestinal cancers and other cancers. As we advance our clinical trials, we are in close contact with our clinical sites to navigate and assess the impact of the global COVID-19 pandemic on our clinical trials and current timelines.

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

On June 17, 2020, the FDA approved a supplement to the Company’s open IDE for the Company’s Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study’s plan is to enroll up to 40 subjects at up to 20 centers in the U.S.  Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU and will have acute lung injury and/or severe or life threatening disease among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes. The Company is currently recruiting sites to conduct this trial.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act, and must file reports, proxy statements and other information with the Commission. The Commission maintains a web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our headquarters are located at 9635 Granite Ridge Drive, Suite 100, San Diego, CA 92123. Our phone number at that address is (858) 459-7800. Our website is http://www.aethlonmedical.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019

Government Contract Revenues

We did not record any government contract revenue in the three months ended June 30, 2020.  We did invoice the NCI for $206,729 during the three months ended June 30, 2020, however we recorded that amount as deferred revenue since we did not achieve the milestones associated with that quarterly billing cycle.

We have entered into the following two contracts/grants with the NCI, part of the NIH over the past two years:

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

This NCI Phase I grant period originally ran from September 14, 2018 through August 31, 2019. In August 2019, we applied for and received a no cost, twelve month extension on this grant; so the expiration date was extended to August 31, 2020. The total amount of the firm grant is $298,444. The grant calls for two subcontractors to work with us. Those subcontractors are University of Pittsburgh and Massachusetts General Hospital.

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

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2020 were $1,410,418, compared to $1,596,188 for the three months ended June 30, 2019. This decrease of $185,770, or 12%, in the 2020 period was due to a decrease in payroll and related expenses of $169,084 and in professional fees of $43,294, which was partially offset by an increase in general and administrative expenses of $26,608.

The $169,084 decrease in payroll and related expenses was due to the combination of a $242,329 reduction in stock-based compensation expense and a $73,245 increase in our cash-based compensation expense. The cash-based compensation increase was in turn due to additions to our headcount and to salary increases.

The $43,294 decrease in our professional fees was primarily due to a $24,514 decrease in our investor relations expense, a $22,425 decrease in our legal fees and a $21,628 decrease in our accounting fees, which were partially offset by a $24,250 increase in scientific consulting expenses.

The $26,608 increase in general and administrative expenses was primarily due a $26,183 increase in our clinical trial expenses.

Other Expense

Other expense during the three months ended June 30, 2020 consisted of interest expense and during the three months ended June 30, 2019, consisted of interest expense and a loss on debt extinguishment. Other expense for the three months ended June 30, 2020 was $728, compared to other expense of $501,096 for the three months ended June 30, 2019.

The following table breaks out the various components of our other expense for both periods:

	Three Months Ended	Three Months Ended
	6/30/20	6/30/19	Change
Loss on Debt Extinguishment	$–	$447,011	$(447,011)
Interest Expense	728	54,085	(53,357)
Total Other Expense	$728	$501,096	$(500,368)

Loss on Debt Extinguishment

During the three months ended June 30, 2019, we reduced the conversion price on our then outstanding convertible notes from $45.00 per share to $10.20 per share. The modification of the convertible notes was evaluated under ASC 470-50-40 and the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. Under the extinguishment accounting we recorded a loss on debt extinguishment of $447,011.

Interest Expense

Interest expense was $728 for the three months ended June 30, 2020, and $54,085 for the three months ended June 30, 2019, a decrease of $53,357. The various components of our interest expense are shown in the following table:

	Three Months Ended	Three Months Ended
	6/30/20	6/30/19	Change
Interest Expense	$728	$23,798	$(23,070)
Amortization of Note Discounts	–	30,287	(30,287)
Total Interest Expense	$728	$54,085	$(53,357)

The $53,357 decrease in our interest expense in the three months ended June 2020 was due to the payment in full of our convertible notes in July 2019.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss decreased to approximately $1,411,000 in the three month period ended June 30, 2020, from approximately $2,067,000 in the three month period ended June 30, 2019.

Basic and diluted loss attributable to common stockholders were ($0.15) for the three month period ended June 30, 2020, compared to ($1.63) for the three month period ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had a cash balance of $15,721,616 and working capital of $14,871,972. This compares to a cash balance of $9,604,780 and working capital of $8,973,393 at March 31, 2020. We expect our existing cash as of June 30, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements.

The primary source of our increase in cash during the three months ended June 30, 2020 resulted from our Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright. The cash raised from that activity is noted below:

Common Stock Sales Agreement with Wainwright

On June 28, 2016, we entered into a Common Stock Sales Agreement, or the Agreement, with Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the Agreement. The Agreement provided for the sale of shares of our common stock having an aggregate offering price of up to $12,500,000.

On March 30, 2020, we executed Amendment No. 2 to the Agreement with Wainwright, effective as of the same date. The amendment provides that references in the Agreement to the registration statement shall refer to the registration statement on Form S-3 (File No. 333-237269), originally filed with the SEC on March 19, 2020, declared effective by the SEC on March 30, 2020.

Subject to the terms and conditions set forth in the Agreement Wainwright agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares under the Agreement from time to time, based upon our instructions. We provided Wainwright with customary indemnification rights under the Agreement, and Wainwright is entitled to a commission at a fixed rate equal to three percent of the gross proceeds per share sold. In addition, we agreed to pay certain expenses incurred by Wainwright in connection with the Agreement, including up to $50,000 of the fees and disbursements of their counsel. The Agreement will terminate upon the sale of all of the shares under the Agreement, unless terminated earlier by either party as permitted under the Agreement.

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

In the three months ended June 30, 2020, we raised aggregate net proceeds of $7,260,869, net of $224,825 in commissions to Wainwright and $8,472 in other offering expenses, under the Agreement through the sale of 2,685,600 shares at an average price of $2.70 per share of net proceeds.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the three months ended
	June 30, 2020	June 30, 2019
Cash used in:
Operating activities	$(1,102)	$(1,248)
Investing activities	(18)	(1)
Financing activities	7,237	(87)
Net increase (decrease) in cash	$6,117	$(1,336)

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $1,102,000 in the three month period ended June 30, 2020, compared to approximately $1,248,000 in the three month period ended June 30, 2019.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $18,000 of cash to purchase laboratory and office equipment in the three months ended June 30, 2020, compared to approximately $1,000 in the three month period ended June 30, 2019.

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES. During the three months ended June 30, 2020, we raised approximately $7,261,000 from the issuance of common stock. That source of cash from our financing activities was partially offset by the use of approximately $24,000 to pay for the tax withholding on restricted stock units, for an aggregate increase of cash provided by financing activities of approximately $7,237,000. During the three months ended June 30, 2019, we raised approximately $37,000 from the issuance of common stock, which was offset by the use of $100,000 to partially paydown our then outstanding convertible notes and approximately $24,000 to pay for the tax withholding on restricted stock units.

As of the date of this filing, we plan to invest significantly into purchases of our raw materials and in our contract manufacturing arrangement, subject to successfully raising additional capital.

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

There have been no changes to our critical accounting policies as disclosed in our Form 10-K for the year ended March 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2020, we did not have any off-balance sheet arrangements.

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

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. For a discussion of our potential risks and uncertainties, please see the information listed in the item captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any unregistered securities during the three months ended June 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have no disclosure applicable to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation.	S-3	333-211151	3.1	May 5, 2016

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Common Stock Purchase Warrant dated August 29, 2012.	8-K	000-21846	4.1	September 6, 2012

4.3	Form of Common Stock Purchase Warrant dated October, November and December 2012.	10-Q	000-21846	4.1	February 12, 2013

4.4	Form of Common Stock Purchase Warrant dated June 14, 2013.	10-Q	000-21846	4.1	August 13, 2013

4.5	Form of Common Stock Purchase Warrant dated June 24, 2014.	8-K	000-21846	4.1	June 30, 2014

4.6	Form of Common Stock Purchase Warrant dated July 24, 2014.	8-K	000-21846	4.1	July 28, 2014

4.7	Form of Common Stock Purchase Warrant dated August and September 2014.	10-Q	000-21846	4.3	November 10, 2014

4.8	Form of Warrant to Purchase Common Stock dated June 25, 2015.	8-K	000-21846	4.1	June 24, 2015

4.9	Form of Purchase Agent Warrant dated June 25, 2015.	8-K	000-21846	4.1	June 26, 2015

4.10	Form of Warrant Agreement dated March 27, 2017.	8-K	001-37487	4.1	March 22, 2017

4.11	Form of Warrant dated _______, 2017.	S-1/A	333-219589	4.29	September 18, 2017

4.12	Form of Placement Agent Warrant dated _______, 2017.	S-1/A	333-219589	4.30	September 22, 2017

4.13	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.14	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.15	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

10.1	Amendment No. 2 to Common Stock Sales Agreement, by and between H.C. Wainwright & Co., LLC and Aethlon Medical, Inc., dated March 30, 2020.					X

10.2	Aethlon Medical, Inc. Amended and Restated Non-Employee Directors Compensation Policy. ++					X

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Definition Linkbase Document					X
101.LAB	XBRL Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

 ___________________

++	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: August 11, 2020	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

