Form 10-Q
period 2020-09-30
AETHLON MEDICAL INC
filed 2020-10-28
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 27, 2020, the registrant had outstanding 12,088,313 shares of common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$14,473,232	$9,604,780
Accounts receivable	111,849	206,729
Prepaid expenses and other current assets	167,178	229,604
Total current assets	14,752,259	10,041,113

Property and equipment, net	145,855	140,484
Right-of-use lease asset	88,888	136,426
Patents, net	57,229	57,504
Deposits	12,159	12,159
Total assets	$15,056,390	$10,387,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$311,724	$285,036
Due to related parties	156,909	111,707
Deferred revenue	507,022	100,000
Lease liability, current portion	92,603	98,557
Other current liabilities	421,502	472,420
Total current liabilities	1,489,760	1,067,720

Lease liability, less current portion	–	42,540
Total liabilities	1,489,760	1,110,260

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 12,088,313 and 9,366,873 shares issued and outstanding as of September 30, 2020 and March 31, 2020, respectively	12,089	9,368
Additional paid-in capital	128,895,581	121,426,563
Accumulated deficit	(115,207,228)	(112,026,381)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	13,700,442	9,409,550

Noncontrolling interests	(133,812)	(132,124)

Total stockholders’ equity	13,566,630	9,277,426

Total liabilities and stockholders’ equity	$15,056,390	$10,387,686

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019

REVENUES

Government contract revenue	$–	$–	$–	$30,000

OPERATING EXPENSES

Professional fees	656,396	762,337	1,220,680	1,369,915
Payroll and related expenses	560,244	597,526	997,155	1,203,521
General and administrative	554,749	342,339	963,972	724,955
Total operating expenses	1,771,389	1,702,202	3,181,807	3,298,391
OPERATING LOSS	(1,771,389)	(1,702,202)	(3,181,807)	(3,268,391)

OTHER EXPENSE
Interest and other debt expenses	–	21	728	54,106
Loss on share for warrant exchanges	–	4,403	–	4,403
Loss on debt extinguishment	–	–	–	447,011
Total other expense	–	4,424	728	505,520
NET LOSS	(1,771,389)	(1,706,626)	(3,182,535)	(3,773,911)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(825)	(1,589)	(1,688)	(2,450)

NET LOSS ATTRIBUTABLE TO AETHLON MEDICAL, INC.	$(1,770,564)	$(1,705,037)	$(3,180,847)	$(3,771,461)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.15)	$(1.29)	$(0.29)	$(2.91)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	12,070,592	1,317,418	10,845,049	1,294,206

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended September 30, 2020 and 2019

(Unaudited)

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY

BALANCE - MARCH 31, 2020	9,366,873	$9,368	$121,426,563	$(112,026,381)	$(132,124)	$9,277,426

Issuances of common stock for cash under at the market program	2,685,600	2,686	7,258,183	–	–	7,260,869

Issuance of common shares upon vesting of restricted stock units	17,920	18	(24,269)	–	–	(24,251)

Stock-based compensation expense	–	–	84,207	–	–	84,207

Net loss	–	–	–	(1,410,283)	(863)	(1,411,146)

BALANCE - JUNE 30, 2020	12,070,393	$12,072	$128,744,684	$(113,436,664)	$(132,987)	$15,187,105

Issuance of common shares upon vesting of restricted stock units	17,920	17	(16,145)	–	–	(16,128)

Stock-based compensation expense	–	–	167,042		–	167,042

Net loss	–	–	–	(1,770,564)	(825)	(1,771,389)

BALANCE - SEPTEMBER 30, 2020	12,088,313	$12,089	$128,895,581	$(115,207,228)	$(133,812)	$13,566,630

Continued on following page

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY
BALANCE - MARCH 31, 2019	1,266,979	$1,267	$108,076,275	$(105,652,433)	$(126,031)	$2,299,078

Issuances of common stock for cash under at the market program	3,087	3	36,619	–	–	36,622

Loss on debt extinguishment	–	–	447,011	–	–	447,011

Issuance of common shares upon vesting of restricted stock units	3,539	4	(23,775)	–	–	(23,771)

Stock-based compensation expense	–	–	326,536	–	–	326,536

Net loss	–	–	–	(2,066,424)	(860)	(2,067,284)

BALANCE - JUNE 30, 2019	1,273,605	$1,274	$108,862,666	$(107,718,857)	$(126,891)	$1,018,192

Issuances of common stock for cash under at the market program	59,340	60	386,552	–	–	386,612

Issuance of common shares upon vesting of restricted stock units	3,236	3	(8,448)	–	–	(8,445)

Issuance of common shares upon warrant exchanges	1,078	1	4,402	--	--	4,403

Stock-based compensation expense	–	–	326,536	–	–	326,536

Net loss	–	–	–	(1,705,037)	(1,589)	(1,706,626)

BALANCE - SEPTEMBER 30, 2019	1,337,259	$1,338	$109,571,708	$(109,423,894)	$(128,480)	$20,672

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2020 and 2019

(Unaudited)

	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019

Cash flows used in operating activities:
Net loss	$(3,182,535)	$(3,773,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,041	5,751
Stock based compensation	251,249	653,072
Loss on debt extinguishment	–	447,011
Loss on share for warrant exchanges	–	4,403
Accretion of right-of-use lease asset	(956)	760
Amortization of debt discount	–	30,287
Changes in operating assets and liabilities:
Accounts receivable	94,880	–
Prepaid expenses and other current assets	62,426	96,006
Accounts payable and other current liabilities	(24,230)	97,947
Deferred revenue	407,022	100,000
Due to related parties	45,202	17,808
Net cash used in operating activities	(2,328,901)	(2,320,866)

Cash flows used in investing activities:
Purchases of property and equipment	(23,137)	(119,981)
Net cash used in investing activities	(23,137)	(119,981)

Cash flows provided by (used in) financing activities:
Proceeds from the issuance of common stock, net	7,260,869	423,234
Principal payments on convertible notes	–	(992,591)
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(40,379)	(32,212)
Net cash provided by (used in) financing activities	7,220,490	(601,569)

Net increase (decrease) in cash	4,868,452	(3,042,416)

Cash at beginning of period	9,604,780	3,828,074

Cash at end of period	$14,473,232	$785,658

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$–	$83,332

Supplemental disclosures of non-cash investing and financing activities:
Initial recognition of right-of-use lease asset and lease liability	$–	$228,694
Par value of shares issued for vested restricted stock units	$35	$7

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

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

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda) (NCT # 04453046).  The primary endpoint for the EFS, which is designed to enroll 10-12 subjects at a single center, will be safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This study, which will be conducted at the UPMC Hillman Cancer Center in Pittsburgh, PA, has been approved by the Institutional Review Board, or IRB, and is now open for patient enrollment.

We also believe the Hemopurifier can be a part of the broad-spectrum treatment of life-threatening highly glycosylated, or carbohydrate coated, viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used to treat individuals infected with human immunodeficiency virus, or HIV, Hepatitis C, and Ebola.

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

On June 17, 2020, the FDA approved a supplement to the Company’s open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study’s plan is to enroll up to 40 subjects at up to 20 centers in the U.S. Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU and will have acute lung injury and/or severe or life threatening disease, among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes (NCT # 04595903). The first sites for this trial, Hoag Memorial Hospital Presbyterian in Newport Beach, CA and Hoag Hospital – Irvine in Irvine, CA now have IRB approval and are preparing to open for patient enrollment. Under Single Patient Emergency Use regulations, the Company has also recently treated a patient with COVID-19 who successfully completed eight daily treatments with the Hemopurifier.

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

REVERSE STOCK SPLIT

Following the approval of a reverse stock split at our 2019 Annual Meeting of Stockholders’ held on October 14, 2019, our Board of Directors approved a 1-for-15 reverse stock split. Accordingly, 15 shares of outstanding common stock then held by stockholders were combined into one share of common stock. Any fractional shares resulting from the reverse split were rounded up to the next whole share. Authorized common stock remained at 30,000,000 shares (see Note 14). The accompanying unaudited condensed consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2019. All shares and per share amounts have been revised accordingly.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the six months ended September 30, 2020, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission, or SEC Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2020, included in the Company's Annual Report on Form 10-K filed with the SEC on June 25, 2020. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial statements as of and for the three and six months ended September 30, 2020, and the condensed consolidated statement of cash flows for the six months ended September 30, 2020. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2020 has been derived from the audited consolidated balance sheet at March 31, 2020, contained in the above referenced 10-K. The results of operations for the three and six months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain prior year balances within the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of September 30, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

As of September 30, 2020 and 2019, an aggregate of 2,620,567 and 386,220 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants and unvested restricted stock units, were excluded, as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three and six month periods ended September 30, 2020 and 2019, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	September 30,	September 30,
	2020	2019
Three months ended	$508,897	$222,857
Six months ended	$884,985	$470,882

4. Recent Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncement to have a material impact on our financial statements.

5. CONVERTIBLE NOTES PAYABLE, NET

In July 2019, all of our previously outstanding convertible notes, in the aggregate amount of $992,591, were paid in full.

For the six months ended September 30, 2019, we recorded interest expense of $23,759 related to the contractual interest rates of our convertible notes and interest expense of $30,287 related to the amortization of the note discount for a total interest expense of $54,046 related to our convertible notes.

During the six months ended September 30, 2019, prior to paying off the notes, we reduced the conversion price on the convertible notes from $45.00 per share to $10.20 per share. The modification of the convertible notes was evaluated under ASC 470-50-40 and the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. Under the extinguishment accounting we recorded a loss on debt extinguishment of $447,011.

6. EQUITY TRANSACTIONS IN THE SIX MONTHS ENDED SEPTEMBER 30, 2020

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

Restricted Stock Unit Grants

In 2012, as amended through July 16, 2020, our Board of Directors established the Non-Employee Directors Compensation Program, to provide for cash and equity compensation for persons serving as non-employee directors of the Company. Under this program, each new director receives either stock options or a grant of restricted stock units, or RSUs, as well as an annual grant of RSUs at the beginning of each fiscal year. The RSUs are subject to vesting and represent the right to be issued on a future date shares of our common stock upon vesting.

On April 3, 2020, pursuant to the terms of the Company’s Non-Employee Directors Compensation Program, the Compensation Committee of the Board of Directors granted RSUs to each non-employee director of the Company. The Non-Employee Directors Compensation Program provided for a grant of RSUs with a grant date fair value of $35,000, priced at the average of the closing prices for the five trading days ending on the date of grant, which was $1.41 per share, so that the total number of RSUs to be granted to each non-employee director for fiscal year 2020 would be 24,822 shares of our common stock.  On April 3, 2020, each eligible director was granted an RSU for 23,893 shares under the Company’s 2010 Stock Plan, or the 2010 Plan, as the number of shares that remained available for grant under the 2010 Plan was not sufficient for each director’s full RSU grant. The Compensation Committee also granted to each eligible director a contingent grant under our 2020 Equity Incentive Plan, or the 2020 Plan, for the remaining portion of the annual RSU grants, or 929 RSU’s to each eligible director, contingent upon stockholder approval of the 2020 Plan at the Company’s 2020 Annual Meeting of Stockholders, or the Annual Meeting. These grants are subject to vesting as follows: 50% of the RSUs subject to the grants will vest on December 31, 2020 and 50% of the RSUs will vest on March 31, 2021, subject in each case to the continuous service of each director, through such vesting dates, as well as approval of the 2020 Plan by the stockholders at the Annual Meeting, which was obtained at the Annual Meeting.

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

In September 2020, 29,866 vested RSUs held by our non-employee directors were exchanged into the same number of shares of our common stock. All five non-employee directors elected to return 40% of their vested RSUs in exchange for cash, in order to pay their withholding taxes on the share issuances, resulting in 11,947 of the vested RSUs being cancelled in exchange for $16,128 in aggregate cash proceeds to those independent directors.

Also in September 2020, our stockholders approved the 2020 Plan at the Annual Meeting, at which point the grants of 929 RSUs to each of our eligible independent directors for a total of 4,645 RSUs were considered effective and no longer contingent as of that date (See Note 9).

RSUs outstanding that have vested as of, and are expected to vest subsequent to, September 30, 2020 are as follows:

Number of RSUs
Vested	–
Expected to vest	64,378
Total	64,378

7. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2020, we accrued unpaid fees of $86,375 owed to our non-employee directors as of September 30, 2020. Amounts due to related parties were comprised of the following items:

	September 30, 2020	March 31, 2020
Accrued Board fees	$86,375	$69,750
Accrued vacation to all employees	70,534	41,957
Total due to related parties	$156,909	$111,707

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	September 30,	March 31,
	2020	2020
Accrued professional fees	$421,502	$472,420
Total other current liabilities	$421,502	$472,420

9. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and stock options and the effect on basic and diluted loss per common share during the three and six month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
Vesting of stock options and restricted stock units	$167,042	$326,536	$251,249	$653,072
Total stock-based compensation expense	$167,042	$326,536	$251,249	$653,072

Weighted average number of common shares outstanding – basic and diluted	12,070,592	1,317,418	10,845,049	1,294,206

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.01)	$(0.25)	$(0.02)	$(0.50)

All of the stock-based compensation expense recorded during the six months ended September 30, 2020 and 2019, which totaled $251,249 and $653,072, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the six months ended September 30, 2020 and 2019 represented an impact on basic and diluted loss per common share of $(0.02) and $(0.50), respectively.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the six months ended September 30, 2020 was insignificant.

Stock Option Activity and Approval of 2020 Plan

From February 2020 through May 2020, our compensation committee granted 521,476 stock options that were contingent upon stockholder approval of the 2020 Plan. Upon approval of the 2020 Plan at the Annual Meeting, these option grants were considered effective and no longer contingent as of that date.

The 2020 Plan approved by our stockholders at the Annual Meeting, authorizes up to 1,842,556 shares for issuance under stock option grants, RSUs or other forms of stock-based compensation. No future grants will be made under the 2010 Plan.

We did not issue any stock options during the three months ended September 30, 2019.

Options outstanding that have vested as of September 30, 2020 and options that are expected to vest subsequent to September 30, 2020 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	26,865	$44.83	5.62
Expected to vest	521,476	$2.18	9.42
Total	548,341

A summary of stock option activity during the six months ended September 30, 2020 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2020	51,124	$18.75 - $187.50	$44.12
Exercised	–	–	$–
Granted	500,752	$1.28 – $2.45	$1.49
Cancelled/Expired	3,535	$187.50	$187.50
Stock options outstanding at September 30, 2020	548,341	$1.28 - $187.50	$4.27
Stock options exercisable at September 30, 2020	26,865	$1.28 - $187.50	$44.83

On September 30, 2020, our stock options had no intrinsic value since the closing price on that date of $1.35 per share was below the weighted average exercise price of our outstanding stock options.

At September 30, 2020, there was approximately $1,989,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 3.0 years.

10. WARRANTS

During the six months ended September 30, 2020 and 2019, we did not issue any warrants.

A summary of warrant activity during the six months ended September 30, 2020 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2020	2,021,368	$1.50 - $125.25	$5.21
Cancelled/Expired	(13,520)	$90.75 – $125.25	$100.31
Warrants outstanding at September 30, 2020	2,007,848	$1.50 – $125.25	$5.93
Warrants exercisable at September 30, 2020	2,007,848	$1.50 – $125.25	$5.93

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

The work to be performed pursuant to this Award Contract focuses on melanoma exosomes. This work follows from our completion of a phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018, as described below. Following on the phase I work, the deliverables in the phase II program involve the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

We did not record any government contract revenue on the Phase 2 Melanoma Cancer Contract in the six months ended September 30, 2020. We did invoice the NCI for $114,849 during the three months ended September 30, 2020, however we have recorded that amount as deferred revenue since we did not achieve the milestones associated with that quarterly billing cycle.

Breast Cancer Grant

In September 2018, the NCI awarded us a government grant (number 1R43CA232977-01). The title of this Small Business Innovation Research, or SBIR, Phase I grant is “The Hemopurifier Device for Targeted Removal of Breast Cancer Exosomes from the Blood Circulation,” or the Breast Cancer Grant.

This NCI phase I grant period originally ran from September 14, 2018 through August 31, 2019. In August 2019, we applied for and received at no cost, a twelve month extension on this grant. The expiration date was extended to August 31, 2020. The total amount of the firm grant is $298,444. The grant calls for two subcontractors to work with us. Those subcontractors are University of Pittsburgh and Massachusetts General Hospital.

We did not record any government contract revenue on the Breast Cancer Grant in the six months ended September 30, 2020. We did invoice the NCI for $88,444 during the three months ended September 30, 2020, and have recorded that amount as deferred revenue since we did not achieve the milestones associated with that quarterly billing cycle.

As of September 30, 2020, we received all of the funds allocated to the Breast Cancer Grant and are now composing the final reports applicable to this grant.

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

The following tables set forth certain information regarding our segments:

	Six Months Ended September 30,
	2020	2019
Revenues:
Aethlon	$–	$30,000
ESI	–	–
Total Revenues	$–	$30,000

Operating Losses:
Aethlon	$(3,173,367)	$(3,256,142)
ESI	(8,440)	(12,249)
Total Operating Loss	$(3,181,807)	$(3,268,391)

Net Losses:
Aethlon	$(3,174,095)	$(3,761,662)
ESI	(8,440)	(12,249)
Net Loss Before Non-Controlling Interests	$(3,182,535)	$(3,773,911)

Cash:
Aethlon	$14,473,035	$785,461
ESI	197	197
Total Cash	$14,473,232	$785,658

Total Assets:
Aethlon	$15,056,193	$1,281,593
ESI	197	197
Total Assets	$15,056,390	$1,281,790

Capital Expenditures:
Aethlon	$23,137	$119,981
ESI	–	–
Capital Expenditures	$23,137	$119,981

Depreciation and Amortization:
Aethlon	$18,041	$5,751
ESI	–	–
Total Depreciation and Amortization	$18,041	$5,751

Interest Expense:
Aethlon	$(728)	$(54,106)
ESI	–	–
Total Interest Expense	$(728)	$(54,106)

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

We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $4,700 per month on a one-year lease that originally was to expire on November 30, 2019. In October 2019, we entered into a lease extension for an additional twelve months running from December 1, 2019 through November 30, 2020, at the rate of $5,961 per month. We are currently evaluating other laboratory space in the San Diego area.

Rent expense, which is included in general and administrative expenses, approximated $47,000 and $45,000 for the three month periods ended September 30, 2020 and 2019, respectively. For the six month periods ended September 30, 2020 and 2019, rent expense approximated $94,000 and $87,000, respectively.

Future minimum lease payments under the Granite Ridge Lease as of September 30, 2020, are as follows:

July 1, 2020 through March 31, 2021	$51,326
April 1, 2021 through August 31, 2021	$43,670
Total future minimum lease payments	$94,996
Less: discount	$(2,393)
Total lease liability	$92,603

During the fiscal year ended March 31, 2020, we adopted ASU Topic 842 on April 1, 2019 utilizing the alternative transition method allowed for under this guidance. As a result, we recorded lease liabilities and right-of-use lease assets of $228,694 on our balance sheet as of April 1, 2019. The lease liabilities represent the present value of the remaining lease payments of our corporate headquarters lease, discounted using our incremental borrowing rate as of April 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities and the cumulative difference between rent expense and amounts paid under its corporate headquarters lease. We also elected the short-term lease recognition exemption for its laboratory lease. For the laboratory lease that qualified as short-term, we did not recognize right-of-use assets or lease liabilities at adoption.

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

14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2020 through the date that the accompanying condensed consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda) (NCT # 04453046). The primary endpoint for the EFS, which is designed to enroll 10-12 subjects at a single center, will be safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This study, which will be conducted at the UPMC Hillman Cancer Center in Pittsburgh, PA, has been approved by the Institutional Review Board, or IRB, and is now open for patient enrollment.

We also believe the Hemopurifier can be part of the broad-spectrum treatment of life-threatening highly glycosylated, or carbohydrate coated, viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used to treat individuals infected with human immunodeficiency virus, or HIV, Hepatitis-C, and Ebola.

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

On June 17, 2020, the FDA approved a supplement to the Company’s open IDE for the Company’s Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study’s plan is to enroll up to 40 subjects at up to 20 centers in the U.S.  Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU and will have acute lung injury and/or severe or life threatening disease among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes (NCT # 04595903). The first sites for this trial, Hoag Memorial Hospital Presbyterian in Newport Beach, CA and Hoag Hospital – Irvine in Irvine, CA now have IRB approval and are preparing to open for patient enrollment. Under Single Patient Emergency Use regulations, the Company has also recently treated a patient with COVID-19, who successfully completed eight daily treatments with the Hemopurifier.

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

COVID-19 Update

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Government Contract Revenues

We did not record any government contract revenue in the three months ended September 30, 2020.  We did invoice the NCI for an aggregate of $203,293 during the three months ended September 30, 2020, however we recorded that amount as deferred revenue since we did not achieve the milestones associated with that quarterly billing cycle.

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

The work to be performed pursuant to this Award Contract focuses on melanoma exosomes. This work follows from our completion of a phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018, as described below. Following on the phase I work, the deliverables in the phase II program involve the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

We did not record any government contract revenue on the Phase 2 Melanoma Cancer Contract in the three months ended September 30, 2020.  We did invoice the NCI for $114,849 during the three months ended September 30, 2020, however we have recorded that amount as deferred revenue since we did not achieve the milestones associated with that quarterly billing cycle.

Breast Cancer Grant

In September 2018, the NCI awarded us a government grant (number 1R43CA232977-01). The title of this Small Business Innovation Research, or SBIR, Phase I grant is “The Hemopurifier Device for Targeted Removal of Breast Cancer Exosomes from the Blood Circulation,” or the Best Cancer Grant.

This NCI Phase I grant period originally ran from September 14, 2018 through August 31, 2019. In August 2019, we applied for and received a no cost, twelve month extension on this grant; through August 31, 2020. The total amount of the firm grant is $298,444. The grant calls for two subcontractors to work with us. Those subcontractors are University of Pittsburgh and Massachusetts General Hospital.

We did not record any government contract revenue on the Breast Cancer Grant in the three months ended September 30, 2020.  We did invoice the NCI for $88,444 during the three months ended September 30, 2020, and have recorded that amount as deferred revenue since we did not achieve the milestones associated with that quarterly billing cycle.

As of September 30, 2020, we have received all of the funds allocated to this Best Cancer Grant and are now composing the final reports applicable to this grant.

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2020 were $1,771,389, compared to $1,702,202 for the three months ended September 30, 2019. This increase of $69,187, or 4.1%, in the 2020 period was due to an increase in general and administrative expenses of $212,410, which was partially offset by decreases in professional fees of $105,941 and in payroll and related expenses of $37,282.

The $212,410 increase in general and administrative expenses was primarily due to a $142,696 increase in lab supplies, in connection with our ongoing effort to continue to build an inventory of Hemopurifiers for our clinical trials, and to a $54,361 increase in our clinical trial expenses.

The $105,941 decrease in our professional fees was primarily due to a $93,640 decrease in our legal fees and a $59,614 decrease in our accounting fees, which were partially offset by a $37,986 increase in scientific consulting expenses.

The $37,282 decrease in payroll and related expenses was due to the combination of a $159,494 reduction in stock-based compensation expense and a $122,212 increase in our cash-based compensation expense. The cash-based compensation increase was in turn due to additions to our headcount and to salary increases.

Other Expense

There was no other expense during the three months ended September 30, 2020. In the three months ended September 30, 2019, other expense consisted of interest expense and a loss on share for warrant exchanges.

The following table breaks out the various components of our other expense for both periods:

	Three Months Ended	Three Months Ended
	9/30/20	9/30/19	Change
Loss on Share for Warrant Exchanges	$–	$4,403	$(4,403)
Interest Expense	$–	$21	$(21)
Total Other Expense	$–	$4,424	$(4,424)

Loss on Share for Warrant Exchanges

We did not record a loss on share for warrant exchanges in the three months ended September 30, 2020. During the three months ended September 30, 2019, we agreed with five accredited investors to issue 1,078 shares of our common stock to these investors in exchange for the cancellation of outstanding warrants then held by the investors to purchase 10,759 shares of our common stock. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded a loss of $4,403 on those exchanges based on the changes in fair value between the instruments exchanged.

Interest Expense

We did not have any interest expense in the three months ended September 30, 2020. Interest expense was $21 for the three months ended September 30, 2019. The various components of our interest expense are shown in the following table:

	Three Months Ended	Three Months Ended
	9/30/20	9/30/19	Change
Interest Expense	$–	$21	$(21)

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased to approximately $1,771,000 in the three month period ended September 30, 2020, from approximately $1,707,000 in the three month period ended September 30, 2019.

Basic and diluted loss attributable to common stockholders were ($0.15) for the three month period ended September 30, 2020, compared to ($1.29) for the three month period ended September 30, 2019.

SIX MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2019

Government Contract Revenues

We did not record any government contract revenue in the six months ended September 30, 2020. We did invoice the NCI for an aggregate of $407,022 during the six months ended September 30, 2020, however we recorded that amount as deferred revenue since we did not achieve the milestones associated with those quarterly billing cycles.

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

The work to be performed pursuant to this Award Contract focuses on melanoma exosomes. This work follows from our completion of a phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018, as described below. Following on the phase I work, the deliverables in the phase II program involve the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

We did not record any government contract revenue on the Phase 2 Melanoma Cancer Contract in the six months ended September 30, 2020. We did invoice the NCI for an aggregate of $321,578 during the six months ended September 30, 2020, however we have recorded that amount as deferred revenue since we did not achieve the milestones associated with those quarterly billing cycles.

Breast Cancer Grant

In September 2018, the NCI awarded us a government grant (number 1R43CA232977-01). The title of this Small Business Innovation Research, or SBIR, Phase I grant is “The Hemopurifier Device for Targeted Removal of Breast Cancer Exosomes from the Blood Circulation,” or Breast Cancer Grant.

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

We did not record any government contract revenue on the Breast Cancer Grant in the six months ended September 30, 2020. We did invoice the NCI for $88,444 during the six months ended September 30, 2020, however we have recorded that amount as deferred revenue since we did not achieve the milestones associated with that quarterly billing cycle.

As of September 30, 2020, we have received all of the funds allocated to this grant and are now composing the final reports applicable to this Breast Cancer Grant.

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

Operating Expenses

Consolidated operating expenses for the six months ended September 30, 2020 were $3,181,807, compared to $3,298,391 for the six months ended September 30, 2019. This decrease of $116,584, or 3.5%, in the 2020 period was due to a decrease in payroll and related expenses of $206,366 and in professional fees of $149,235, which was partially offset by an increase in general and administrative expenses of $239,017.

The $206,366 decrease in payroll and related expenses was due to the combination of a $401,823 reduction in stock-based compensation expense and a $195,457 increase in our cash-based compensation expense. The cash-based compensation increase was in turn due to additions to our headcount and to salary increases.

The $149,235 decrease in our professional fees was primarily due to a $112,285 decrease in our legal fees, a $81,242 decrease in our accounting fees, and a $65,000 decrease in subcontractor fees on our government contracts, which were partially offset by a $62,236 increase in scientific consulting expenses and a $28,976 increase in investor relations expenses.

The $239,017 increase in general and administrative expenses was primarily due to a $188,081 increase in lab supplies, in connection with our ongoing effort to continue to build an inventory of Hemopurifiers for our clinical trials, and to a $80,544 increase in our clinical trial expenses.

Other Expense

Other expense during the six months ended September 30, 2020 consisted of interest expense and during the three months ended September 30, 2019, consisted of interest expense, a loss on share for warrant exchanges and a loss on debt extinguishment. Other expense for the six months ended September 30, 2020 was $728, compared to other expense of $505,520 for the six months ended September 30, 2019.

The following table breaks out the various components of our other expense for both periods:

	Six Months Ended	Six Months Ended
	9/30/20	9/30/19	Change
Loss on Debt Extinguishment	$–	$447,011	$(447,011)
Loss on Share for Warrant Exchanges	$–	$4,403	$(4,403)
Interest Expense	$728	$54,106	$(53,378)
Total Other Expense	$728	$505,520	$(504,792)

Loss on Debt Extinguishment

We did not record a loss on debt extinguishment in the six months ended September 30, 2020. During the six months ended September 30, 2019, we reduced the conversion price on our then outstanding convertible notes from $45.00 per share to $10.20 per share. The modification of the convertible notes was evaluated under ASC 470-50-40 and the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. Under the extinguishment accounting we recorded a loss on debt extinguishment of $447,011.

Loss on Share for Warrant Exchanges

We did not record a loss on share for warrant exchanges in the six months ended September 30, 2020. During the six months ended September 30, 2019, we agreed with five accredited investors to issue 1,078 shares of our common stock to these investors in exchange for the cancellation of outstanding warrants then held by the investors to purchase 10,759 shares of our common stock. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded a loss of $4,403 on those exchanges based on the changes in fair value between the instruments exchanged.

Interest Expense

Total interest expense was $728 for the six months ended September 30, 2020, and $54,106 for the six months ended September 30, 2019, a decrease of $53,378. The various components of our interest expense are shown in the following table:

	Six Months Ended	Six Months Ended
	9/30/20	9/30/19	Change
Interest Expense	$728	$23,819	$(23,091)
Amortization of Note Discounts	$–	$30,287	$(30,287)
Total Interest Expense	$728	$54,106	$(53,378)

The $53,378 decrease in our total interest expense in the six months ended September 2020 was due to the payment in full of our convertible notes in July 2019.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss decreased to approximately $3,183,000 in the six month period ended September 30, 2020, from approximately $3,774,000 in the six month period ended September 30, 2019.

Basic and diluted loss attributable to common stockholders were ($0.29) for the six month period ended September 30, 2020, compared to ($2.91) for the six month period ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had a cash balance of $14,473,232 and current working capital of $13,262,499. This compares to a cash balance of $9,604,780 and working capital of $8,973,393 at March 31, 2020. We expect our existing cash as of September 30, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements.

The primary source of our increase in cash during the six months ended September 30, 2020 resulted from our Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright. The cash raised from that activity is described below:

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

In the six months ended September 30, 2020, we raised aggregate net proceeds of $7,260,869, net of $224,825 in commissions to Wainwright and $8,472 in other offering expenses, under the Agreement through the sale of 2,685,600 shares at an average price of $2.70 per share of net proceeds.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the six months ended
	September 30, 2020	September 30, 2019
Cash provided by (used in):
Operating activities	$(2,329)	$(2,321)
Investing activities	$(23)	$(120)
Financing activities	$7,220	$(601)
Net increase (decrease) in cash	$4,868	$(3,042)

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $2,329,000 in the six month period ended September 30, 2020, compared to approximately $2,321,000 in the six month period ended September 30, 2019.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $23,000 of cash to purchase laboratory and office equipment in the six months ended September 30, 2020, compared to approximately $120,000 in the six month period ended September 30, 2019.

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES. During the six months ended September 30, 2020, we raised approximately $7,261,000 from the issuance of common stock. That source of cash from our financing activities was partially offset by the use of approximately $40,000 to pay for the tax withholding on restricted stock units, for an aggregate increase of cash provided by financing activities of approximately $7,220,000. During the six months ended September 30, 2019, we raised approximately $423,000 from the issuance of common stock, which was offset by the use of approximately $993,000 to payoff our then outstanding convertible notes and approximately $32,000 to pay for the tax withholding on restricted stock units.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020, we did not have any off-balance sheet arrangements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any unregistered securities during the three months ended September 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have no disclosure applicable to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation.	S-3	333-211151	3.1	May 5, 2016

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Common Stock Purchase Warrant dated August 29, 2012.	8-K	000-21846	4.1	September 6, 2012

4.3	Form of Common Stock Purchase Warrant dated October, November and December 2012.	10-Q	000-21846	4.1	February 12, 2013

4.4	Form of Common Stock Purchase Warrant dated June 14, 2013.	10-Q	000-21846	4.1	August 13, 2013

4.5	Form of Common Stock Purchase Warrant dated June 24, 2014.	8-K	000-21846	4.1	June 30, 2014

4.6	Form of Common Stock Purchase Warrant dated July 24, 2014.	8-K	000-21846	4.1	July 28, 2014

4.7	Form of Common Stock Purchase Warrant dated August and September 2014.	10-Q	000-21846	4.3	November 10, 2014

4.8	Form of Warrant to Purchase Common Stock dated June 25, 2015.	8-K	000-21846	4.1	June 24, 2015

4.9	Form of Purchase Agent Warrant dated June 25, 2015.	8-K	000-21846	4.1	June 26, 2015

4.10	Form of Warrant Agreement dated March 27, 2017.	8-K	001-37487	4.1	March 22, 2017

4.11	Form of Warrant dated _______, 2017.	S-1/A	333-219589	4.29	September 18, 2017

4.12	Form of Placement Agent Warrant dated _______, 2017.	S-1/A	333-219589	4.30	September 22, 2017

4.13	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.14	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.15	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

10.1	Aethlon Medical, Inc. 2020 Equity Incentive Plan, Form of Restricted Stock Grant, Form of Option Grant and Agreement.	8-K	001-37487	10.1	September 15, 2020

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Definition Linkbase Document					X
101.LAB	XBRL Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

 ___________________

++	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: October 28, 2020	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

