Form 10-Q
period 2020-12-31
AETHLON MEDICAL INC
filed 2021-02-10
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 4, 2021, the registrant had outstanding 12,123,524 shares of common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$12,131,593	$9,604,780
Accounts receivable	114,849	206,729
Prepaid expenses and other current assets	75,829	229,604
Total current assets	12,322,271	10,041,113

Property and equipment, net	166,751	140,484
Right-of-use lease asset	64,750	136,426
Patents, net	57,092	57,504
Restricted cash	46,726	–
Deposits	12,159	12,159
Total assets	$12,669,749	$10,387,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$175,422	$285,036
Due to related parties	131,746	111,707
Deferred revenue	–	100,000
Lease liability, current portion	67,698	98,557
Other current liabilities	860,697	472,420
Total current liabilities	1,235,563	1,067,720

Lease liability, less current portion	–	42,540
Total liabilities	1,235,563	1,110,260

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 12,123,524 and 9,366,873 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	12,125	9,368
Additional paid-in capital	129,207,491	121,426,563
Accumulated deficit	(117,650,120)	(112,026,381)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	11,569,496	9,409,550

Noncontrolling interests	(135,310)	(132,124)

Total stockholders’ equity	11,434,186	9,277,426

Total liabilities and stockholders’ equity	$12,669,749	$10,387,686

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended December 31, 2020 and 2019

(Unaudited)

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019

REVENUES

Government contract revenue	$624,871	$413,458	$624,871	$443,458

OPERATING EXPENSES

Professional fees	624,979	609,933	1,845,659	1,979,848
Payroll and related expenses	1,523,650	406,421	2,520,805	1,609,942
General and administrative	919,830	273,510	1,883,802	998,465
Total operating expenses	3,068,459	1,289,864	6,250,266	4,588,255
OPERATING LOSS	(2,443,588)	(876,406)	(5,625,395)	(4,144,797)

OTHER EXPENSE
Interest and other debt expenses	802	126	1,530	54,232
(Gain) on share for warrant exchanges	–	(55,593)	–	(51,190)
Loss on debt extinguishment	–	–	–	447,011
Total other expense	802	(55,467)	1,530	450,053

NET LOSS	(2,444,390)	(820,939)	(5,626,925)	(4,594,850)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,498)	(1,358)	(3,186)	(3,808)

NET LOSS ATTRIBUTABLE TO AETHLON MEDICAL, INC.	$(2,442,892)	$(819,581)	$(5,623,739)	$(4,591,042)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.20)	$(0.28)	$(0.50)	$(2.52)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	12,093,361	2,887,883	11,265,725	1,821,557

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended December 31, 2020 and 2019

(Unaudited)

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY

BALANCE - MARCH 31, 2020	9,366,873	$9,368	$121,426,563	$(112,026,381)	$(132,124)	$9,277,426

Issuances of common stock for cash under at the market program	2,685,600	2,686	7,258,183	–	–	7,260,869

Issuance of common shares upon vesting of restricted stock units	17,920	18	(24,269)	–	–	(24,251)

Stock-based compensation expense	–	–	84,207	–	–	84,207

Net loss	–	–	–	(1,410,283)	(863)	(1,411,146)

BALANCE - JUNE 30, 2020	12,070,393	$12,072	$128,744,684	$(113,436,664)	$(132,987)	$15,187,105

Issuance of common shares upon vesting of restricted stock units	17,920	$17	$(16,145)	$–	$–	$(16,128)

Stock-based compensation expense	–	–	167,042		–	167,042

Net loss	–	–	–	(1,770,564)	(825)	(1,771,389)

BALANCE - SEPTEMBER 30, 2020	12,088,313	$12,089	$128,895,581	$(115,207,228)	$(133,812)	$13,566,630

Issuance of common shares upon vesting of restricted stock units and net stock option exercise	35,211	$36	$(66,048)	$–	$–	(66,012)

Stock-based compensation expense	–	–	377,958		–	377,958

Net loss	–	–	–	(2,442,892)	(1,498)	(2,444,390)

BALANCE - DECEMBER 31, 2020	12,123,524	$12,125	$129,207,491	$(117,650,120)	$(135,310)	$11,434,186

Continued on following page

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY
BALANCE - MARCH 31, 2019	1,266,979	$1,267	$108,076,275	$(105,652,433)	$(126,031)	$2,299,078

Issuances of common stock for cash under at the market program	3,087	3	36,619	–	–	36,622

Loss on debt extinguishment	–	–	447,011	–	–	447,011

Issuance of common shares upon vesting of restricted stock units	3,539	4	(23,775)	–	–	(23,771)

Stock-based compensation expense	–	–	326,536	–	–	326,536

Net loss	–	–	–	(2,066,424)	(860)	(2,067,284)

BALANCE - JUNE 30, 2019	1,273,605	$1,274	$108,862,666	$(107,718,857)	$(126,891)	$1,018,192

Issuances of common stock for cash under at the market program	59,340	$60	$386,552	$–	$–	$386,612

Issuance of common shares upon vesting of restricted stock units	3,236	4	(8,448)	–	–	(8,445)

Issuance of common shares upon warrant exchanges	1,078	1	4,402	–	–	4,403

Stock-based compensation expense	–	–	326,536	–	–	326,536

Net loss	–	–	–	(1,705,037)	(1,589)	(1,706,626)

BALANCE - SEPTEMBER 30, 2019	1,337,259	$1,339	$109,571,708	$(109,423,894)	$(128,480)	$20,672

Proceeds from the issuance of common stock, net	3,432,056	$3,432	$4,560,802	$–	$–	$4,564,234

Issuance of common shares upon vesting of restricted stock units	3,439	3	(6,772)	–	–	(6,769)

Issuances of common stock upon warrant exchanges	2,914	3	(55,596)	–	–	(55,593)

Par value of DTC roundup of shares following reverse split	3,946	4	(4)	–	–	–

Stock-based compensation expense	–	–	102,576	–	–	102,576

Net loss	–	–	–	(819,581)	(1,358)	(820,939)

BALANCE – DECEMBER 31, 2019	4,779,614	$4,781	$114,172,714	$(110,243,475)	$(129,838)	$3,804,182

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2020 and 2019

(Unaudited)

	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019

Cash flows used in operating activities:
Net loss	$(5,626,925)	$(4,594,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,775	15,992
Stock based compensation	629,207	755,648
Loss on debt extinguishment	–	447,011
Gain on share for warrant exchanges	–	(51,190)
Accretion of right-of-use lease asset	(1,723)	862
Amortization of debt discount	–	30,287
Changes in operating assets and liabilities:
Accounts receivable	91,880	(206,729)
Prepaid expenses and other current assets	153,775	169,691
Accounts payable and other current liabilities	278,663	(271,533)
Deferred revenue	(100,000)	100,000
Due to related parties	20,039	27,558
Net cash used in operating activities	(4,526,309)	(3,577,253)

Cash flows used in investing activities:
Purchases of property and equipment	(54,630)	(148,064)
Net cash used in investing activities	(54,630)	(148,064)

Cash flows provided by (used in) financing activities:
Proceeds from the issuance of common stock, net	7,260,869	4,987,468
Principal payments on convertible notes	–	(992,591)
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units and net stock option exercise	(106,391)	(38,981)
Net cash provided by financing activities	7,154,478	3,955,896

Net increase in cash and restricted cash	2,573,539	230,579

Cash and restricted cash at beginning of period	9,604,780	3,828,074

Cash and restricted cash at end of period	$12,178,319	$4,058,653

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$–	$83,332

Supplemental disclosures of non-cash investing and financing activities:
Initial recognition of right-of-use lease asset and lease liability	$–	$228,694
Par value of shares issued for round up following reverse stock split	$–	$4
Par value of shares issued for vested restricted stock units and net stock option exercise	$71	$10

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$12,131,593	$4,058,653
Restricted cash	46,726	–
Cash and restricted cash	$12,178,319	$4,058,653

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2020

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended December 31, 2020, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission, or SEC Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2020, included in the Company's Annual Report on Form 10-K filed with the SEC on June 25, 2020. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial statements as of and for the three and nine months ended December 31, 2020, and the condensed consolidated statement of cash flows for the nine months ended December 31, 2020. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2020 has been derived from the audited consolidated balance sheet at March 31, 2020, contained in the above referenced 10-K. The results of operations for the three and nine months ended December 31, 2020 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain prior year balances within the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Restricted Cash

To comply with the terms of our new laboratory and office lease (see Note 13), we caused our bank to issue a standby letter of credit, or the L/C, in the amount of $46,726 in favor of the landlord. The L/C is in lieu of a security deposit. In order to support the L/C, we agreed to have our bank withdraw $46,726 from our operating accounts and to place that amount in a restricted certificate of deposit. We have classified that amount as restricted cash, a long-term asset, on our balance sheet.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of December 31, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

As of December 31, 2020, and 2019, an aggregate of 2,626,485 and 3,779,301 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants and unvested restricted stock units, were excluded, as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three and nine month periods ended December 31, 2020 and 2019, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	December 31,	December 31,
	2020	2019
Three months ended	$461,176	$218,571
Nine months ended	$1,367,333	$692,022

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

During the nine months ended December 31, 2019, prior to paying off the notes, we reduced the conversion price on the convertible notes from $45.00 per share to $10.20 per share. The modification of the convertible notes was evaluated under ASC 470-50-40 and the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. Under the extinguishment accounting we recorded a loss on debt extinguishment of $447,011.

6. EQUITY TRANSACTIONS IN THE NINE MONTHS ENDED DECEMBER 31, 2020

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

In December 2020, 32,189 vested RSUs held by our non-employee directors were exchanged into the same number of shares of our common stock. All five non-employee directors elected to return 40% of their vested RSUs in exchange for cash, in order to pay their withholding taxes on the share issuances, resulting in 12,876 of the vested RSUs being cancelled in exchange for $31,802 in aggregate cash proceeds to those independent directors.

RSUs outstanding that have vested as of, and are expected to vest subsequent to, December 31, 2020 are as follows:

Number of RSUs
Vested	–
Expected to vest	32,189
Total	32,189

7. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2020, we accrued unpaid fees of $69,292 owed to our non-employee directors as of December 31, 2020.

As a result of entering into a Separation Agreement on October 30, 2020 with our former Chief Executive Officer, or CEO, Timothy Rodell, M.D., or the Separation Agreement, we paid out accrued vacation of $20,260 to Dr. Rodell in the three months ended December 2020 (see Note 8 and Note 13). That accrued vacation was previously recorded in the due to related parties account.

Amounts due to related parties were comprised of the following items:

	December 31, 2020	March 31, 2020
Accrued Board fees	$69,292	$69,750
Accrued vacation to all employees	62,454	41,957
Total due to related parties	$131,746	$111,707

8. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	December 31,	March 31,
	2020	2020
Accrued separation expenses for former executive	$400,578	$–
Accrued professional fees	460,119	472,420
Total other current liabilities	$860,697	$472,420

9. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and stock options and the effect on basic and diluted loss per common share during the three and nine month periods ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019
Vesting of stock options and restricted stock units	$377,958	$102,576	$629,207	$755,648
Total stock-based compensation expense	$377,958	$102,576	$629,207	$755,648
Weighted average number of common shares outstanding – basic and diluted	12,093,361	2,887,883	11,265,725	1,821,557

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.03)	$(0.04)	$(0.06)	$(0.41)

All of the stock-based compensation expense recorded during the nine months ended December 31, 2020 and 2019, which totaled $629,207 and $755,648, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations.  Stock-based compensation expense recorded during the nine months ended December 31, 2020 and 2019 represented an impact on basic and diluted loss per common share of $(0.06) and $(0.41), respectively.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the nine months ended December 31, 2020 was insignificant.

Stock Option Activity and Approval of 2020 Plan

From February 2020 through May 2020, our compensation committee granted options to purchase 521,476 shares of our common stock that were contingent upon stockholder approval of the 2020 Plan. Upon approval of the 2020 Plan at the Annual Meeting, these option grants were considered effective and no longer contingent as of that date.

The 2020 Plan approved by our stockholders at the Annual Meeting, authorizes up to 1,842,556 shares for issuance pursuant to stock option grants, RSUs or other forms of stock-based compensation. No future grants will be made under the 2010 Plan.

We issued an option to purchase shares 239,122 shares of our common stock pursuant to the 2020 Plan to our Chief Executive Officer during the three months ended December 31, 2020, in connection with the appointment of Dr. Fisher as our Chief Executive Officer, effective as of October 30, 2020.

In connection with the Separation Agreement and pursuant to Dr. Rodell’s employment agreement with the Company, the vesting was accelerated on 50% of outstanding and unvested options to purchase shares of our common stock held by Dr. Rodell as of the Separation Date of October 30, 2020, such that the accelerated stock options were fully vested and exercisable as of the Separation Date.

In December 2020, Dr. Rodell elected to net exercise a portion of his stock options. As a result, we issued Dr. Rodell an aggregate of 15,896 shares of our common stock and we paid the estimated withholding taxes of $34,209 related to the net exercise.

Options outstanding that were vested as of December 31, 2020 and options that are expected to vest subsequent to December 31, 2020 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	34,509	$32.53	5.84
Expected to vest	567,814	$1.51	9.67
Total	602,323

A summary of stock option activity during the nine months ended December 31, 2020 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2020	51,124	$18.75 - $187.50	$44.12
Exercised	(15,896)	$1.28	$1.28
Granted	770,094	$1.28 – $2.45	$1.45
Cancelled/Expired	(202,999)	$1.28 - $187.50	$6.76
Stock options outstanding at December 31, 2020	602,323	$1.28 - $187.50	$3.29
Stock options exercisable at December 31, 2020	34,509	$1.28 - $187.50	$32.53

On December 31, 2020, our outstanding stock options had no intrinsic value since the closing price on that date of $2.47 per share was below the weighted average exercise price of our outstanding stock options.

At December 31, 2020, there was approximately $2,240,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 1.48 years.

10. WARRANTS

During the nine months ended December 31, 2020 and 2019, we did not issue any warrants.

A summary of warrant activity during the nine months ended December 31, 2020 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2020	2,021,368	$1.50 - $125.25	$5.21
Cancelled/Expired	(29,395)	$90.75 – $135.00	$97.17
Warrants outstanding at December 31, 2020	1,991,973	$1.50 – $99.00	$5.23
Warrants exercisable at December 31, 2020	1,991,973	$1.50 – $99.00	$5.23

11. GOVERNMENT CONTRACTS AND RELATED REVENUE RECOGNITION

We have recognized revenue under the following two contracts/grants with the National Cancer Institute, or NCI, part of the National Institutes of Health, or NIH, over the past two years:

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

During the period ended December 31, 2020, we completed all of the milestones relevant to that time period. As a result, we recorded $436,427 of government contract revenue on the Phase 2 Melanoma Cancer Contract in the nine months ended December 31, 2020.   Of the total revenue recognized during the current period relating to this grant, a total of $117,849 was invoiced to the NCI during the three months ended December 31, 2020 and we recorded $318,578 which had previously been recognized as deferred revenue.

Breast Cancer Grant

In the nine months ended December 31, 2020, we completed and submitted the final reports applicable to this NCI grant (number 1R43CA232977-01). The title of this Small Business Innovation Research, or SBIR, Phase I grant is “The Hemopurifier Device for Targeted Removal of Breast Cancer Exosomes from the Blood Circulation,” or the Breast Cancer Grant.

This NCI Phase I grant period originally ran from September 14, 2018 through August 31, 2019. In August 2019, we applied for and received a no cost, twelve month extension on this grant; through August 31, 2020. The total amount of the firm grant was $298,444. The grant called for two subcontractors to work with us. Those subcontractors were University of Pittsburgh and Massachusetts General Hospital. As of December 31, 2020, we have received all of the funds allocated to the Breast Cancer Grant.

During the nine months ended December 31, 2020, we recorded the remaining $188,444 of revenue related to the Breast Cancer Grant, as we achieved two of the three milestones related to the Breast Cancer Grant. We concluded in our final report to the SBIR that our pre-clinical results demonstrated that our work under the grant provided support that the Hemopurifier has the capacity to clear exosomes from breast cancer patients. That amount previously was recorded as deferred revenue.

As of December 31, 2020, we received all of the funds allocated to the Breast Cancer Grant and have submitted the final reports applicable to this grant.

Subaward with University of Pittsburgh

In addition, we are completing the logistical elements of documentation and billing the University of Pittsburgh in connection with a cost reimbursable subaward arrangement under an NIH project entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award is $256,750. We have not recorded any revenues as of December 31, 2020 related to the subaward. We anticipate billing and recognizing revenue under this subaward in future periods.

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

The following tables set forth certain information regarding our segments:

	Nine Months Ended December 31,
	2020	2019
Revenues:
Aethlon	$624,871	$443,458
ESI	–	–
Total Revenues	$624,871	$443,458

Operating Losses:
Aethlon	$(5,609,464)	$(4,125,758)
ESI	(15,931)	(19,039)
Total Operating Loss	$(5,625,395)	$(4,144,797)

Net Losses:
Aethlon	$(5,610,994)	$(4,575,811)
ESI	(15,931)	(19,039)
Net Loss Before Non-Controlling Interests	$(5,626,925)	$(4,594,850)

Cash:
Aethlon	$12,131,396	$4,058,456
ESI	197	197
Total Cash	$12,131,593	$4,058,653

Total Assets:
Aethlon	$12,669,552	$4,682,294
ESI	197	197
Total Assets	$12,669,749	$4,682,491

Capital Expenditures:
Aethlon	$54,630	$148,064
ESI	–	–
Capital Expenditures	$54,630	$148,064

Depreciation and Amortization:
Aethlon	$28,775	$15,992
ESI	–	–
Total Depreciation and Amortization	$28,775	$15,992

Interest Expense:
Aethlon	$(1,530)	$(54,232)
ESI	–	–
Total Interest Expense	$(1,530)	$(54,232)

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

On October 30, 2020, we entered into a Separation Agreement with Timothy Rodell, M.D., our former Chief Executive Officer, or the Separation Agreement. Under this agreement, we agreed to pay Dr. Rodell a total of $444,729 and to cover his medical insurance costs over a twelve-month period that began on November 1, 2020, all in accordance with the terms of his employment agreement with the Company. We also paid Dr. Rodell accrued vacation in the amount of $20,260 in November 2020.

The total expense accrued at December 31, 2020 relating to the Separation Agreement, was $400,578 (see Note 7 and Note 8).

On October 30, 2020, we entered into an Executive Employment Agreement, or Agreement, with Charles J. Fisher Jr., M.D. The Agreement provides Dr. Fisher with (i) an initial annualized base salary of $430,000 per year; (ii) eligibility for a discretionary annual cash bonus, (iii) eligibility for a one-time cash bonus and additional equity grant upon attaining a specified performance goal, (iv) eligibility to participate in and receive additional stock options or equity award grants under the Company’s equity incentive plans from time to time, in the discretion of the Board or the Compensation Committee, and in accordance with the terms and conditions of such plans; and (iv) severance payments in the event that Dr. Fisher’s employment is terminated by the Company for any reason other than Cause (as defined in the Agreement) or if it is terminated by Dr. Fisher for Good Reason (as defined in the Agreement).

LEASE COMMITMENTS

We currently lease approximately 2,600 square feet of executive office space at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123 under a 39-month gross plus utilities lease that commenced on December 1, 2014 and expires on August 31, 2021. The current rental rate under the lease extension is $8,265 per month.

We also rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $6,148 per month on a one-year lease that originally was to expire on November 30, 2020. In December 2020, we entered into a short-term lease extension running from December 1, 2020 through the completion date of our construction of our planned new laboratory space which is adjacent to our current laboratory.

Rent expense, which is included in general and administrative expenses, approximated $50,000 and $44,000 for the three month periods ended December 31, 2020 and 2019, respectively. For the nine month periods ended December 31, 2020 and 2019, rent expense approximated $144,000 and $130,000, respectively.

Future minimum lease payments under the Granite Ridge Lease as of December 31, 2020, are as follows:

January 1, 2021 through March 31, 2021	$25,663
April 1, 2021 through August 31, 2021	43,670
Total future minimum lease payments	69,333
Less: discount	(1,635)
Total lease liability	$67,698

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

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space. The agreement carries a term of 63 months and we will commence paying rent when we take occupancy of those spaces, which is expected to occur in the second quarter of 2021. Upon taking occupancy of the space, we will record lease liabilities and right-of-use lease assets related to this agreement on our balance sheet. We estimate that the present value of the contractual payments under the lease agreement to be approximately $806,000.

In addition, the new lease agreement required us to post a standby letter of credit in favor of the landlord in the amount of $46,726 in lieu of a security deposit. We arranged for our bank to issue the standby letter of credit in the three months ended December 31, 2020 and transferred a like amount to a restricted certificate of deposit which secured the bank’s risk in issuing that letter of credit. We have classified that restricted certificate of deposit on our balance sheet as restricted cash .

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

14. SUBSEQUENT EVENTS

Management has evaluated events subsequent to December 31, 2020 through the date that the accompanying condensed consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In January 2021, we hired two senior executives, Guy Cipriani as Senior Vice President, Chief Business Officer, and Steven LaRosa, M.D., as Chief Medical Officer and entered into employment agreements with each executive. Mr. Cipriani will oversee business development and partnerships, while also contributing to fundraising and corporate development. Mr. Cipriani’s initial annual base salary is $340,000 and Mr. Cipriani also is eligible for a discretionary annual cash bonus.  Mr. Cipriani also is eligible for reimbursement of relocation expenses in the aggregate amount of up to $75,000.  Dr. LaRosa will be responsible for the clinical development of Aethlon's Hemopurifier®, including leading clinical operations and regulatory strategy. In addition to a one-time signing bonus of $100,000, subject to repayment if Dr. LaRosa leaves Aethlon prior to two years with the Company, Dr. LaRosa’s initial annual base salary is $400,000. Dr. LaRosa also is eligible for a discretionary annual cash bonus and relocation expense reimbursement of up to $50,000.  Upon commencement of employment each of Mr. Cipriani and Dr. LaRosa was granted an option to purchase 120,883 shares of the Company’s Common Stock, with an exercise price equal to the fair market value on the date of grant, subject to a four-year vesting schedule and other terms and conditions of the Company’s 2020 Equity Incentive Plan.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2020 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2019

Government Contract Revenues

We recorded $624,871 in government contract revenue in the three months ended December 31, 2020. This revenue resulted from work performed under our government contracts with NIH as follows:

	Three Months Ended 12/31/20	Three Months Ended 12/31/19	Change in Dollars
Phase 2 Melanoma Cancer Contract	$436,427	$413,458	$22,969
Breast Cancer Grant	188,444	30,000	158,444
Total Government Contract and Grant Revenue	$624,871	$443,458	$181,413

We have recognized revenue under the following two contracts/grants with the National Cancer Institute, or NCI, part of the National Institutes of Health, or NIH, over the past two years:

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

During the period ended December 31, 2020, we completed all of the milestones relevant to that time period. As a result, we recorded $436,427 of government contract revenue on the Phase 2 Melanoma Cancer Contract in the three months ended December 31, 2020.   Of the total revenue recognized during the current period relating to this grant, a total of $117,849 was invoiced to the NCI during the three months ended December 31, 2020 and we recorded $318,578 which had previously been recognized as deferred revenue.

Breast Cancer Grant

In the three months ended December 31, 2020, we completed and submitted the final reports applicable to this NCI grant (number 1R43CA232977-01). The title of this Small Business Innovation Research, or SBIR, Phase I grant is “The Hemopurifier Device for Targeted Removal of Breast Cancer Exosomes from the Blood Circulation,” or the Breast Cancer Grant.

This NCI Phase I grant period originally ran from September 14, 2018 through August 31, 2019. In August 2019, we applied for and received a no cost, twelve-month extension on this grant; through August 31, 2020. The total amount of the firm grant was $298,444. The grant called for two subcontractors to work with us. Those subcontractors were University of Pittsburgh and Massachusetts General Hospital. As of December 31, 2020, we have received all of the funds allocated to the Breast Cancer Grant.

During the three months ended December 31, 2020, we recorded the remaining $188,444 of revenue related to the Breast Cancer Grant as we achieved two of the three milestones related to the Breast Cancer Grant and concluded in our final report that our work under the grant provided nonclinical support that the Hemopurifier has the capacity to clear exosomes from breast cancer patients. That amount previously was recorded as deferred revenue.

Subaward with University of Pittsburgh

In addition, we are completing the logistical elements of documentation and billing the University of Pittsburgh in connection with a cost reimbursable subaward arrangement under an NIH project entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award is $256,750. We have not recorded any revenues as of December 31, 2020 related to the subaward. We anticipate billing and recognizing revenue under this subaward in future periods.

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2020 were $3,068,459, compared to $1,289,864 for the three months ended December 31, 2019. This increase of $1,778,595, or 137.9%, in the 2020 period was due to increases in payroll and related expenses of $1,117,229, in general and administrative expenses of $646,320, and in professional fees of $15,046.

The $1,117,229 increase in payroll and related expenses was due to the combination of an $841,847 increase in our cash-based compensation expense and a $275,382 increase in stock-based compensation expense. The largest factor in the cash-based compensation increase was a result of recording an aggregate of $593,272 related to severance costs associated with the Separation Agreement. Additional factors were a $125,000 increase in year-end bonus payments, increased headcount and salary increases.

The $646,320 increase in general and administrative expenses was primarily due to a $360,703 increase in our clinical trial expenses, a $132,542 increase in subcontractor expenses associated with our government contracts and grants, a $130,019 increase in lab supplies, in connection with our ongoing effort to continue to build an inventory of Hemopurifiers for our clinical trials, and to a $39,667 increase in our insurance expenses.

The $15,046 increase in our professional fees was primarily due to a $28,421 increase in contract labor, predominantly research scientists hired on a consulting basis, and a $23,151 increase in our legal fees, which were partially offset by a $35,189 decrease in our accounting fees.

Other Income (Expense)

We had $802 of other expense during the three months ended December 31, 2020. In the three months ended December 31, 2019, other expense consisted of interest expense and a gain on share for warrant exchanges.

The following table breaks out the various components of our other expense for both periods:

	Three Months Ended	Three Months Ended
	12/31/20	12/31/19	Change
(Gain) on Share for Warrant Exchanges	$–	$(55,593)	$55,593
Interest Expense	802	126	676
Total Other Expense	$802	$(55,467)	$56,269

Gain on Share for Warrant Exchanges

There was no warrant exchange activity during the three months ended December 31, 2020. During the three months ended December 31, 2019, we agreed with two accredited investors to issue 2,914 shares of our common stock to these investors in exchange for the cancellation of outstanding warrants then held by the investors to purchase 29,141 shares of our common stock. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded a gain of $55,593 on those exchanges based on the changes in fair value between the instruments exchanged.

Interest Expense

We had $802 in interest expense in the three months ended December 31, 2020. Interest expense was $126 for the three months ended December 31, 2019. The various components of our interest expense are shown in the following table:

	Three Months Ended	Three Months Ended
	12/31/20	12/31/19	Change
Interest Expense	$802	$126	$676

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased to approximately $2,447,000 in the three month period ended December 31, 2020, from approximately $821,000 in the three month period ended December 31, 2019.

Basic and diluted loss attributable to common stockholders were ($0.20) for the three month period ended December 31, 2020, compared to ($0.28) for the three month period ended December 31, 2019.

NINE MONTHS ENDED DECEMBER 31, 2020 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2019

Government Contract Revenues

We recorded $624,871 in government contract revenue in the nine months ended December 31, 2020. This revenue resulted from work performed under our government contracts with NIH as follows:

	Nine Months Ended 12/31/20	Nine Months Ended 12/31/19	Change in Dollars
Phase 2 Melanoma Cancer Contract	$436,427	$413,458	$22969
Breast Cancer Grant	188,444	30,000	158,444
Total Government Contract and Grant Revenue	$624,871	$443,458	$181,413

We have recognized revenue under the following two contracts/grants with the National Cancer Institute, or NCI, part of the National Institutes of Health, or NIH, over the past two years:

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

During the period ended December 31, 2020, we completed all of the milestones relevant to that time period. As a result, we recorded $436,427 of government contract revenue on the Phase 2 Melanoma Cancer Contract in the nine months ended December 31, 2020.   Of the total revenue recognized during the current period relating to this grant, a total of $117,849 was invoiced to the NCI during the three months ended December 31, 2020 and we recorded $318,578 which had previously been recognized as deferred revenue.

Breast Cancer Grant

In the nine months ended December 31, 2020, we completed and submitted the final reports applicable to this NCI grant (number 1R43CA232977-01). The title of this Small Business Innovation Research, or SBIR, Phase I grant is “The Hemopurifier Device for Targeted Removal of Breast Cancer Exosomes from the Blood Circulation,” or the Breast Cancer Grant.

This NCI Phase I grant period originally ran from September 14, 2018 through August 31, 2019. In August 2019, we applied for and received a no cost, twelve month extension on this grant; through August 31, 2020. The total amount of the firm grant was $298,444. The grant called for two subcontractors to work with us. Those subcontractors were University of Pittsburgh and Massachusetts General Hospital. As of December 31, 2020, we have received all of the funds allocated to the Breast Cancer Grant.

During the nine months ended December 31, 2020, we recorded the remaining $188,444 of revenue related to the Breast Cancer Grant as we achieved two of the three milestones related to the Breast Cancer Grant and concluded in our final report that our work under the grant provided nonclinical support that the Hemopurifier has the capacity to clear exosomes from breast cancer patients. That amount previously was recorded as deferred revenue.

Subaward with University of Pittsburgh

In addition, we are completing the logistical elements of documentation and billing the University of Pittsburgh in connection with a cost reimbursable subaward arrangement under an NIH project entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award is $256,750. We have not recorded any revenues as of December 31, 2020 related to the subaward. We anticipate billing and recognizing revenue under this subaward in future periods.

Operating Expenses

Consolidated operating expenses for the nine months ended December 31, 2020 were $6,250,266, compared to $4,588,255 for the nine months ended December 31, 2019. This increase of $1,662,011, or 36.2%, in the 2020 period was due to increases in payroll and related expenses of $910,863 and in general and administrative expenses of $885,337, which were partially offset by a decrease in professional fees of $134,189.

The $910,863 increase in payroll and related expenses in the nine months ended December 31, 2020 was due to a $934,726 increase in our cash-based compensation expense, which was partially offset by a $23,865 reduction in stock-based compensation expense. The largest factor in the cash-based compensation increase was a result of recording an aggregate of $593,272 related to severance costs associated with the Separation Agreement. Additional factors were a $125,000 increase in year-end bonus payments and our headcount and salary increases.

The $885,337 increase in general and administrative expenses in the nine months ended December 31, 2020 was primarily due to a $441,246 increase in our clinical trial expenses, a $67,542 increase in subcontractor expenses associated with our government contracts and grants, a $318,100 increase in lab supplies, in connection with our ongoing effort to continue to build an inventory of Hemopurifiers for our clinical trials, and to a $60,958 increase in our insurance expenses.

The $134,189 decrease in our professional fees was due to a $116,432 decrease in our accounting fees, a $92,820 decrease in our legal fees, and a $23,610 decrease in other consulting fees, which were partially offset by a $102,243 increase in contact labor, predominantly research scientists hired on a consulting basis.

Other Expense

Other expense during the nine months ended December 31, 2020 consisted of interest expense and during the nine months ended December 31, 2019, consisted of interest expense, a gain on share for warrant exchanges and a loss on debt extinguishment. Other expense for the nine months ended December 31, 2020 was $1,530, compared to other expense of $450,053 for the nine months ended December 31, 2019.

The following table breaks out the various components of our other expense for both periods:

	Nine Months Ended	Nine Months Ended
	12/31/20	12/31/19	Change
Loss on Debt Extinguishment	$–	$447,011	$(447,011)
Gain on Share for Warrant Exchanges	$–	$(51,190)	$51,190
Interest Expense	$1,530	$54,232	$(52,702)
Total Other Expense	$1,530	$450,053	$(448,523)

Loss on Debt Extinguishment

There were no losses on debt extinguishment during the nine months ended December 31, 2020. During the nine months ended December 31, 2019, we reduced the conversion price on our then outstanding convertible notes from $45.00 per share to $10.20 per share. The modification of the convertible notes was evaluated under ASC 470-50-40 and the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. Under the extinguishment accounting we recorded a loss on debt extinguishment of $447,011.

Gain on Share for Warrant Exchanges

There was no warrant exchange activity during the nine months ended December 31, 2020. During the nine months ended December 31, 2019, we agreed with seven accredited investors to issue 3,992 shares of our common stock to these investors in exchange for the cancellation of outstanding warrants then held by the investors to purchase 39,900 shares of our common stock. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded a gain of $51,190 on those exchanges based on the changes in fair value between the instruments exchanged.

Interest Expense

Total interest expense was $1,530 for the nine months ended December 31, 2020, and $54,232 for the nine months ended December 31, 2019, a decrease of $52,702. The various components of our interest expense are shown in the following table:

	Nine Months Ended	Nine Months Ended
	12/31/20	12/31/19	Change
Interest Expense	$1,530	$23,945	$(22,415)
Amortization of Note Discounts	$–	$30,287	$(30,287)
Total Interest Expense	$1,530	$54,232	$(52,702)

The $52,702 decrease in our total interest expense in the nine months ended December 2020 was due to the payment in full of our convertible notes in July 2019.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased to approximately $5,630,000 in the nine month period ended December 31, 2020, from approximately $4,595,000 in the nine month period ended December 31, 2019.

Basic and diluted loss attributable to common stockholders were ($0.50) for the nine month period ended December 31, 2020, compared to ($2.52) for the nine month period ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, we had a cash balance of $12,131,593 and current working capital of $11,086,708. This compares to a cash balance of $9,604,780 and working capital of $8,973,393 at March 31, 2020. We expect our existing cash as of December 31, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements.

The primary source of our increase in cash during the nine months ended December 31, 2020 resulted from our Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright. The cash raised from that activity is described below:

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

In the nine months ended December 31, 2020, we raised aggregate net proceeds of $7,260,869, net of $224,825 in commissions to Wainwright and $8,472 in other offering expenses, under the Agreement through the sale of 2,685,600 shares at an average price of $2.70 per share of net proceeds.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the nine months ended
	December 31, 2020	December 31, 2019
Cash provided by (used in):
Operating activities	$(4,526)	$(3,577)
Investing activities	$(55)	$(148)
Financing activities	$7,154	$3,956
Net increase (decrease) in cash and cash equivalents	$2,573	$231

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $4,526,000 in the nine month period ended December 31, 2020, compared to approximately $3,577,000 in the nine month period ended December 31, 2019.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $55,000 of cash to purchase laboratory and office equipment in the nine months ended December 31, 2020, compared to approximately $148,000 in the nine month period ended December 31, 2019.

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES. During the nine months ended December 31, 2020, we raised approximately $7,261,000 from the issuance of common stock. That source of cash from our financing activities was partially offset by the use of approximately $106,000 to pay for the tax withholding on restricted stock units and on a net stock option exercise by our former Chief Executive Officer, for an aggregate increase of cash provided by financing activities of approximately $7,154,000. During the nine months ended December 31, 2019, we raised approximately $4,987,000 from the issuance of common stock, which was offset by the use of approximately $993,000 to pay off our then outstanding convertible notes and approximately $39,000 to pay for the tax withholding on restricted stock units.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2020, we did not have any off-balance sheet arrangements.

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

ITEM 1A. RISK FACTORS.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our securities.

•	We have incurred significant operating losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
•	We will require substantial additional funding to sustain our operations. If we are unable to raise capital on favorable terms when needed, we could be forced to delay, reduce or eliminate our research or device development programs or any future commercialization efforts.
•	To achieve the levels of production necessary to commercialize our Hemopurifier and any other future products, we will need to secure large-scale manufacturing agreements with contract manufacturers which comply with good manufacturing practice standards and other standards prescribed by various federal, state and local regulatory agencies in the U.S. and any other country of use. We have limited experience coordinating and overseeing the manufacture of medical device products on a large-scale.
•	Our Hemopurifier product may be made unmarketable prior to commercialization by us by new scientific or technological developments by others with new treatment modalities that are more efficacious and/or more economical than our products. Any one of our competitors could develop a more effective product which would render our technology obsolete.
•	Our Hemopurifier product is subject to extensive government regulations related to development, testing, manufacturing and commercialization in the U.S. and other countries. If we fail to comply with these extensive regulations of the U.S. and foreign agencies, the commercialization of our products could be delayed or prevented entirely.
•	As a public company with limited financial resources undertaking the launch of new medical technologies, we may have difficulty attracting and retaining executive management and directors.
•	We will need to significantly expand our operations to implement our longer-term business plan and growth strategies. We will also be required to manage multiple relationships with various strategic partners, technology licensors, customers, manufacturers and suppliers, consultants and other third parties. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time.
•	Our business prospects will depend on our ability to complete studies, clinical trials, obtain satisfactory results, obtain required regulatory approvals and successfully commercialize our Hemopurifier product candidate. Delays in successfully completing the clinical trials could jeopardize our ability to obtain regulatory approval.
•	If we are unable to adequately address these and other risks we face, our business, financial condition, operating results and prospects may be adversely affected.
•	Our business could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic.

RISK FACTORS

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

*Delays in successfully completing our planned clinical trials could jeopardize our ability to obtain regulatory approval.

Our business prospects will depend on our ability to complete studies, clinical trials, including our EFS trial in 10 to 12 patients, obtain satisfactory results, obtain required regulatory approvals and successfully commercialize our Hemopurifier product candidate. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

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

*The approval requirements for medical products used to fight bioterrorism are still evolving, and any products we develop for such uses may not meet these requirements.

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

*Should any of our potential products, including the Hemopurifier, be approved for commercialization, adverse changes in reimbursement policies and procedures by payors may impact our ability to market and sell our products.

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

For example, in the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, among other things, reduced and/or limited Medicare reimbursement to certain providers. However, on December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unclear when a decision will be made. The Budget Control Act of 2011, as amended by subsequent legislation, further reduces Medicare’s payments to providers by two percent through fiscal year 2030. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and other COVID-19 relief legislation have, among other things, temporarily suspended the two percent Medicare sequester from May 1, 2020 through March 31,2021. These reductions may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Legislation could be adopted in the future that limits payments for our products from governmental payors. It is possible that additional governmental action is taken to address the COVID-19 pandemic. It is also possible that additional health reform measures will be implemented as a result of the new Presidential administration. In addition, commercial payors such as insurance companies, could adopt similar policies that limit reimbursement for medical device manufacturers’ products. Therefore, it is possible that our product or the procedures or patient care performed using our product will not be reimbursed at a cost-effective level. We face similar risks relating to adverse changes in reimbursement procedures and policies in other countries where we may market our products. Reimbursement and healthcare payment systems vary significantly among international markets. Our inability to obtain international reimbursement approval, or any adverse changes in the reimbursement policies of foreign payors, could negatively affect our ability to sell our products and have a material adverse effect on our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any unregistered securities during the three months ended December 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have no disclosure applicable to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation.	S-3	333-211151	3.1	May 5, 2016

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Common Stock Purchase Warrant dated August 29, 2012.	8-K	000-21846	4.1	September 6, 2012

4.3	Form of Common Stock Purchase Warrant dated October, November and December 2012.	10-Q	000-21846	4.1	February 12, 2013

4.4	Form of Common Stock Purchase Warrant dated June 14, 2013.	10-Q	000-21846	4.1	August 13, 2013

4.5	Form of Common Stock Purchase Warrant dated June 24, 2014.	8-K	000-21846	4.1	June 30, 2014

4.6	Form of Common Stock Purchase Warrant dated July 24, 2014.	8-K	000-21846	4.1	July 28, 2014

4.7	Form of Common Stock Purchase Warrant dated August and September 2014.	10-Q	000-21846	4.3	November 10, 2014

4.8	Form of Warrant to Purchase Common Stock dated June 25, 2015.	8-K	000-21846	4.1	June 24, 2015

4.9	Form of Purchase Agent Warrant dated June 25, 2015.	8-K	000-21846	4.1	June 26, 2015

4.10	Form of Warrant Agreement dated March 27, 2017.	8-K	001-37487	4.1	March 22, 2017

4.11	Form of Warrant dated _______, 2017.	S-1/A	333-219589	4.29	September 18, 2017

4.12	Form of Placement Agent Warrant dated _______, 2017.	S-1/A	333-219589	4.30	September 22, 2017

4.13	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.14	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.15	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

10.1	Separation Agreement between the Company and Dr. Rodell, dated October 30, 2020.	8-K	001-37487	10.1	November 3, 2020

10.2*	Employment Agreement between the Company and Dr. Fisher, dated October 30, 2020.	8-K	001-37487	10.2	November 3, 2020

10.3	Lease, by and between the Company and San Diego Inspire 1, LLC. and San Diego Inspire 2, LLC, effective December 7, 2020.					X

10.4	Eighth Amendment to Standard Industrial Net Lease, by and between the Company and San Diego Inspire 1, LLC., effective December 7, 2020.					X

10.5	Executive Employment Agreement between the Company and Guy Cipriani, dated January 1, 2021.					X

10.6	Executive Employment Agreement between the Company and Steven P. LaRosa, MD, dated January 4, 2021.					X

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Definition Linkbase Document					X
101.LAB	XBRL Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

 ___________________

++	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedules will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: February 10, 2021	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

