Form 10-K
period 2021-03-31
AETHLON MEDICAL INC
filed 2021-06-24
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

NONE

(TITLE OF CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2020 was approximately $16.2 million, computed by reference to the closing sale price of the common stock of $1.35 per share on the Nasdaq Capital Market on September 30, 2020. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the common stock of the registrant outstanding as of June 21, 2021 was 15,365,490.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this annual report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended March 31, 2021.

i

PART I

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the safe harbor created by those sections.

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

We believe the Hemopurifier can be a substantial advance in the treatment of patients with advanced and metastatic cancer through the clearance of exosomes that promote the growth and spread of tumors through multiple mechanisms. We are currently conducting a clinical trial in patients with advanced and metastatic head and neck cancer. We are initially focused on the treatment of solid tumors, including head and neck cancer, gastrointestinal cancers and other cancers. As we advance our clinical trials, we are in close contact with our clinical sites to navigate and assess the impact of the COVID-19 global pandemic on our clinical trials and current timelines.

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda). The primary endpoint for the EFS, which will enroll 10 to 12 subjects at a single center, will be safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This study, which is being conducted at the UPMC Hillman Cancer Center in Pittsburgh, PA, has been approved by the Institutional Review Board, or IRB, and is in the process of recruiting and treating patients.

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

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study is designed to enroll up to 40 subjects at up to 20 centers in the U.S. Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and will have acute lung injury and/or severe or life threatening disease, among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes (NCT # 04595903). The initial sites for this trial, Hoag Memorial Hospital Presbyterian in Newport Beach, CA and Hoag Hospital – Irvine in Irvine, CA and Loma Linda Hospital in Loma Linda, CA, have completed clinical trial agreements, and have received IRB approval in the case of the Hoag hospitals, and are preparing to open for patient enrollment. Under Single Patient Emergency Use regulations, the Company has also treated two patients with COVID-19 with the Hemopurifier.

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

SARS-CoV-2/COVID-19

SARS-COV-2, the causative agent of COVID-19 is a member of the coronavirus family, which includes the original SARS virus, SARS-CoV, and the MERS virus. SARS-CoV-2, like all coronaviruses, is glycosylated. This suggests that the Hemopurifier could potentially clear it from biologic fluids, including blood.

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study is designed to enroll up to 40 subjects at up to 20 centers in the U.S. Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and will have acute lung injury and/or severe or life threatening disease, among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes (NCT # 04595903). The initial sites for this trial, Hoag Memorial Hospital Presbyterian in Newport Beach, CA and Hoag Hospital – Irvine in Irvine, CA and Loma Linda Hospital in Loma Linda, CA, have completed clinical trial agreements, and have received IRB approval in the case of the Hoag hospitals, and are preparing to open for patient enrollment.

Under Single Patient Emergency Use regulations, the Company has also treated two patients with COVID-19 with the Hemopurifier. The Company recently published a manuscript reviewing case studies covering those treatments entitled “Removal of COVID-19 Spike Protein, Whole Virus, Exosomes and Exosomal microRNAs by the Hemopurifier® Lectin-Affinity Cartridge in Critically Ill Patients with COVID-19 Infection.”

The manuscript described the use of the Hemopurifier for a total of nine sessions in two critically ill COVID-19 patients. The first case study demonstrated the improvement in the patient who was a SARS-COV-2 positive COVID-19 present at entry to the hospital, with associated coagulopathy (CAC), lung injury, inflammation, and tissue injury despite the absence of demonstrable COVID-19 viremia at the start of treatment at Day 22 and having demonstrated strong viremia earlier in the patient’s disease cycle, suggesting that the significant removal of exosomes contributed to the patient’s recovery. This patient received eight Hemopurifier treatments without complications and eventually was weaned from a ventilator and was discharged from the hospital.

The second patient case study demonstrated in vivo removal of SARS-CoV-2 virus from the blood stream of an infected patient. This patient completed a six-hour Hemopurifier treatment without complications and subsequently was placed on Continuous Renal Replacement Therapy (CRRT). The patient ultimately expired three hours after being placed on CRRT because of the advanced stage of the patient’s disease.

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

The Hemopurifier in Cancer

While hepatitis C is no longer a major commercial opportunity in developed markets due to the wide availability of curative, oral direct acting anti-viral agents, we continue to investigate potential viral targets for the Hemopurifier. Recently, however, our primary focus has been on the evaluation of the Hemopurifier in cancer, where we have shown in non-clinical studies that it is capable of clearing exosomes, which are subcellular particles that are secreted by both normal and malignant cells. Tumor derived exosomes, have been shown in multiple laboratories to be critical components in the progression of cancers. They can mediate resistance to chemotherapy, resistance to targeted agents such as trastuzumab (Herceptin), metastasis and resistance to the newer immuno-oncology agents, such as pembrolizumab (Keytruda). Based on these observations and data, in November 2019 the FDA granted us a second Breakthrough Designation “…for the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes have been shown to participate in the development or severity of the disease.”

On October 4, 2019, the FDA approved our IDE application to initiate an EFS of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda). The primary endpoint for the EFS, which will enroll 10 to 12 subjects at a single center, will be safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This study, which is being conducted at the UPMC Hillman Cancer Center in Pittsburgh, PA, has been approved by the IRB and is in the process of recruiting and treating patients.

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

Since it began operations in 2013, ESI researchers disclosed the discovery of an exosomal biomarker that may be associated with neurodegenerative diseases that involve the abnormal accumulation of tau protein in the brain. These diseases, known as tauopathies, are a family of 21 different neurological disorders that include Alzheimer’s disease and Chronic Traumatic Encephalopathy, or CTE. Related to CTE, the ESI team was invited to participate in a National Institutes of Health, or NIH, funded research study with The Boston University CTE Center. In the study, ESI researchers investigated an exosomal tau biomarker, or TauSome, as a candidate to diagnose and monitor CTE in living individuals. At the present time, CTE can only be diagnosed through post-mortem brain autopsy.

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

U.S. GOVERNMENT CONTRACTS

We have recognized revenue under the following three government contracts/grants over the past two years:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the National Cancer Institute, or NCI, part of the National Institutes of Health, or NIH, awarded to us an SBIR Phase II Award Contract, for NIH/NCI Topic 359, entitled “A Device Prototype for Isolation of Melanoma Exosomes for Diagnostics and Treatment Monitoring”, or the Award Contract. The Award Contract amount is $1,860,561 and runs for the period from September 16, 2019 through September 15, 2021.

The work to be performed pursuant to this Award Contract focuses on melanoma exosomes. This work follows from our completion of a phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018. Following on the phase I work, the deliverables in the phase II program involve the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

During the fiscal year ended March 31, 2021, we completed the milestones relevant to the first nine months of the fiscal year. As a result, we recorded $436,427 of government contract revenue on the Phase 2 Melanoma Cancer Contract in the fiscal year ended March 31, 2021.   During the three month period ended March 31, 2021, we did not complete all of the milestones relevant to that time period, as a result, we recorded $114,849 as deferred revenue related to the Phase 2 Melanoma Cancer Contract.

Breast Cancer Grant

In the fiscal year ended March 31, 2021, we completed and submitted the final reports applicable to this NCI grant (number 1R43CA232977-01). The title of this Small Business Innovation Research, or SBIR, Phase I grant is “The Hemopurifier Device for Targeted Removal of Breast Cancer Exosomes from the Blood Circulation,” or the Breast Cancer Grant.

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

During the fiscal year ended March 31, 2021, we recorded the remaining $188,444 of revenue related to the Breast Cancer Grant, as we achieved two of the three milestones related to the Breast Cancer Grant. We concluded in our final report to the SBIR that our pre-clinical results demonstrated that our work under the grant provided support that the Hemopurifier has the capacity to clear exosomes from breast cancer patients. That amount previously was recorded as deferred revenue.

As of March 31, 2021, we received all of the funds allocated to the Breast Cancer Grant and have submitted the final reports applicable to this grant.

Subaward with University of Pittsburgh

In 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award is $256,750. We recorded $34,233 of revenue related to this subaward in the fiscal year ended March 31, 2021.

Research and Development Costs

A substantial portion of our operating budget is used for research and development activities. The cost of research and development, all of which has been charged to operations, amounted to approximately $2,072,000 and $927,000 in the fiscal years ended March 31, 2021 and 2020, respectively.

Intellectual Property

We currently own or have license rights to a number of U.S. and foreign patents and patent applications and endeavor to continually improve our intellectual property position. We consider the protection of our technology, whether owned or licensed, to the exclusion of use by others, to be vital to our business. While we intend to focus primarily on patented or patentable technology, we also rely on trade secrets, unpatented property, know-how, regulatory exclusivity, patent extensions and continuing technological innovation to develop our competitive position. We also own certain trademarks.

Our success depends in large part on our ability to protect our proprietary technology, including the Hemopurifier® product platform, and to operate without infringing the proprietary rights of third parties. We rely on a combination of patent, trade secret, copyright and trademark laws, as well as confidentiality agreements, licensing agreements and other agreements, to establish and protect our proprietary rights. Our success also depends, in part, on our ability to avoid infringing patents issued to others. If we were judicially determined to be infringing on any third-party patent, we could be required to pay damages, alter our products or processes, obtain licenses or cease sales of products or certain activities.

To protect our proprietary medical technologies, including the Hemopurifier® product platform and other scientific discoveries, we have a portfolio of over 50 issued patents and pending applications worldwide. We currently have five issued U.S. patents and 35 issued patents in countries outside of the United States. In addition, we have 11 patent applications pending worldwide related to our Hemopurifier® product platform and other technologies. We are seeking additional patents on our scientific discoveries.

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

There is a risk that any patent applications that we file and any patents that we hold or later obtain could be challenged by third parties and declared invalid or unenforceable. For many of our pending applications, patent interference proceedings may be instituted with the U.S. Patent and Trademark Office, or the USPTO, when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent. At the completion of the interference proceeding, the USPTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the USPTO’s decision is subject to appeal. This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delays in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us.  Third parties can file post-grant proceedings in the USPTO, seeking to have issued patent invalidated, within nine months of issuance. This means that patents undergoing post-grant proceedings may be lost, or some or all claims may require amendment or cancellation, if the outcome of the proceedings is unfavorable to us. Post-grant proceedings are complex and could result in a reduction or loss of patent rights. The institution of post-grant proceedings against our patents could also result in significant expenses.

Patent law outside the United States is uncertain and in many countries, is currently undergoing review and revisions. The laws of some countries may not protect our proprietary rights to the same extent as the laws of the United States. Third parties may attempt to oppose the issuance of patents to us in foreign countries by initiating opposition proceedings. Opposition proceedings against any of our patent filings in a foreign country could have an adverse effect on our corresponding patents that are issued or pending in the United States. It may be necessary or useful for us to participate in proceedings to determine the validity of our patents or our competitors’ patents that have been issued in countries other than the United States. This could result in substantial costs, divert our efforts and attention from other aspects of our business, and could have a material adverse effect on our results of operations and financial condition. Outside of the United States, we currently have pending patent applications or issued patents in Europe, India, Russia, Canada and Hong Kong.

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

Patents

The following table lists our issued patents and patent applications, including their ownership status:

Patents Issued in the United States

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
9,707,333	Extracorporeal removal of microvesicular particles	7/18/17	Owned	1/6/29
9,364,601	Extracorporeal removal of microvesicular particles	6/14/16	Owned	10/2/29
8,288,172	Extracorporeal removal of microvesicular particles	10/16/12	Owned	3/30/29
7,226,429	Method for removal of viruses from blood by lectin affinity hemodialysis	6/5/07	Owned	1/20/24
10,022,483	Method for removal of viruses from blood by lectin affinity hemodialysis	7/17/18	Owned	1/20/24

Patent Applications Pending in the United States

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
16/415,713	Affinity capture of circulating biomarkers	5/17/19	Owned
16/506,864	Brain specific exosome based diagnostics and extracorporeal therapies	7/09/19	Owned
17/301,666	Method for removal of viruses from blood by lectin affinity hemodialysis	4/09/21	Owned
16/459,220	Methods and compositions for quantifying exosomes	7/01/19	Owned
16/883,624	Plasma exosomal tau as a biomarker for chronic traumatic encephalopathy	5/26/20	Owned

Foreign Patents

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Denmark)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (France)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Germany)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Ireland)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Great Britain)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Sweden)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Netherlands)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Switzerland)	5/16/18	Owned	9/12/36
2353399	Method for removal of viruses from blood by lectin affinity hemodialysis (Russia)	4/27/09	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Belgium)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Ireland)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Italy)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Great Britain)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (France)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Germany)	7/17/13	Owned	1/20/24
2516403	Method for removal of viruses from blood by lectin affinity hemodialysis (Canada)	8/12/14	Owned	1/20/24
2591359	Methods for quantifying exosomes (Germany)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (France)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (Great Britain)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (Spain)	3/01/17	Owned	7/07/31
2644855	Extracorporeal removal of microvesicular particles (Canada)	11/19/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Germany)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Switzerland)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Spain)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (France)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Great Britain)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Italy)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Netherlands)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Sweden)	4/24/19	Owned	1/20/24
1126138	Extracorporeal removal of microvesicular particles (Hong Kong)	6/19/20	Owned	1/20/24
3517151	Extracorporeal removal of microvesicular particles (Europe – not yet validated)	4/21/21	Owned	1/20/24
3366784	Brain specific exosome based diagnostics and extracorporeal therapies (Great Britain)	11/13/19	Owned	9/12/36
3366784	Brain specific exosome based diagnostics and extracorporeal therapies (France)	11/13/19	Owned	9/12/36
3366784	Brain specific exosome based diagnostics and extracorporeal therapies (Germany)	11/13/19	Owned	9/12/36
3366784	Brain specific exosome based diagnostics and extracorporeal therapies (Netherlands)	11/13/19	Owned	9/12/36

Foreign Patent Applications

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
DE 112016001400.7	Methods of delivering regional citrate anticoagulation (RCA) during extracorporeal blood treatments	10/23/17	Owned
8139/DELNP/2008	Extracorporeal removal of microvesicular particles (exosomes) (India)	3/9/07	Owned
3061952	Extracorporeal removal of microvesicular particles (Canada)	11/18/19	Owned
2939652	Brain specific exosome based diagnostics and extracorporeal therapies (Canada)	8/12/06	Owned
16867003.2	Plasma exosomal tau as a biomarker for chronic traumatic encephalopathy	11/16/16	Owned

International Patent Applications

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
PCT/US2021/ 026377	Devices and methods for treating a coronavirus infection and symptoms thereof	4/08/21	Owned

Licensing and Assignment Agreements

On November 7, 2006, we executed an assignment agreement with the London Health Science Center Research, Inc. under which an invention and related patent rights for a method to treat cancer were assigned to us. The invention provides for the "Extracorporeal removal of microvesicular particles" for which the U.S. Patent and Trademark Office granted a patent (Patent No.8,288,172) in the U.S. as of October 2012. The agreement provided for an upfront payment of 53 shares of unregistered common stock and a 2% royalty on any future net sales of all products or services, the sale of which would infringe in the absence of the assignment granted under this agreement. We are also responsible for paying certain patent application and filing costs. Under the assignment agreement, we own the patents until their respective expirations. Under certain circumstances, ownership of the patents may revert to the London Health Science Center Research, Inc. if there is an uncured substantial breach of the assignment agreement.

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

Healthcare Regulation

In addition to the FDA’s restrictions on marketing of pharmaceutical products, the U.S. healthcare laws and regulations that may affect our ability to operate include: the federal fraud and abuse laws, including the federal anti-kickback and false claims laws; federal data privacy and security laws; and federal transparency laws related to payments and/or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and other healthcare professionals (beginning January 1, 2022) and teaching hospitals. Many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. For example, states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payor. In addition, state data privacy laws that protect the security of health information may differ from each other and may not be preempted by federal law. Moreover, several states have enacted legislation requiring pharmaceutical manufacturers to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, report information related to drug pricing, require the registration of sales representatives, and prohibit certain other sales and marketing practices. These laws may adversely affect our sales, marketing and other activities with respect to any product candidate for which we receive approval to market in the United States by imposing administrative and compliance burdens on us.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. For example, in the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, among other things, reduced and/or limited Medicare reimbursement to certain providers and imposed an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions. However, the 2020 federal spending package permanently eliminated, effective January 1, 2020, this PPACA-mandated medical device tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, the Budget Control Act of 2011, as amended by subsequent legislation, further reduces Medicare’s payments to providers by two percent through fiscal year 2030. However, COVID-19 relief legislation suspended the two percent Medicare sequester from May 1, 2020 through December 31, 2021. These reductions may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Legislation could be adopted in the future that limits payments for our products from governmental payors. It is possible that additional governmental action will be taken to address the COVID-19 pandemic.

Coverage and Reimbursement

In both the U.S. and international markets, the use of medical devices is dependent in part on the availability of reimbursement from third-party payors, such as government and private insurance plans. Healthcare providers that use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the medical procedures being performed or to compensate them for their patient care services. Should our Hemopurifier or any other products under development be approved for commercialization by the FDA, any such products may not be considered cost-effective, reimbursement may not be available in the U.S. or other countries, if approved, and reimbursement may not be sufficient to allow sales of our future products on a profitable basis. The coverage decisions of third-party payors will be significantly influenced by the assessment of our future products by health technology assessment bodies. If approved for use in the U.S., we expect that any products that we develop, including the Hemopurifier, will be purchased primarily by medical institutions, which will in turn bill various third-party payors for the health care services provided to patients at their facility. Payors may include the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program and works in partnership with state governments to administer Medicaid, other government programs and private insurance plans. The process involved in applying for coverage and reimbursement from CMS is lengthy and expensive. Further, Medicare coverage is based on our ability to demonstrate that the treatment is “reasonable and necessary” for Medicare beneficiaries. Even if products utilizing our Aethlon Hemopurifier technology receive FDA and other regulatory clearance or approval, they may not be granted coverage and reimbursement by any payor, including by CMS. Many private payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies and amounts. However, no uniform policy for coverage and reimbursement for medical devices exists among third-party payors in the United States. Therefore, coverage and reimbursement can differ significantly from payor to payor.

Manufacturing

Manufacturing of our Hemopurifier occurs in collaboration with two contract manufacturers based in California under Good Manufacturing Practice, or GMP, regulations promulgated by the FDA.  Our contract manufacturers are registered with the FDA. To date, our manufacture of the Hemopurifier has been limited to quantities necessary to support our clinical studies.

Our costs of compliance with federal, state and local environmental laws have been immaterial to date.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Our Hemopurifiers are currently assembled by Aethlon personnel in a GMP manufacturing facility provided by Life Science Outsourcing, Inc, or LSO. In the future, we plan to bring our manufacturing operations in-house. Aethlon personnel assemble the various components of the Hemopurifier with materials from our various suppliers, which are purchased and released by Aethlon and stored at LSO prior to use in manufacturing. Specifically, the Hemopurifier contains three critical components with limited available suppliers. The base cartridge on which the Hemopurifier is constructed is sourced from Medica S.p.A and we are dependent on the continued availability of these cartridges. Although there are other suppliers, the process of qualifying a new supplier takes time and regulatory approvals must be obtained. We currently purchase the diatomaceous earth from Janus Scientific, Inc., as the distributor; however, the product is manufactured by Imerys Minerals Ltd. There potentially are other suppliers of this product, but as with the cartridges, qualifying and obtaining required regulatory approvals takes time and resources. The GNA lectin is sourced from Vector Laboratories Inc. and also is available from other suppliers; however, Sigma Aldrich is the only approved back up supplier at this time. A business interruption at any of these sources could have a material impact on our ability to manufacture the Hemopurifier.

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

Employees

We have ten full-time employees. All of our employees are located in the United States. We do intend to hire additional employees. We utilize, whenever appropriate, consultants in order to conserve cash and resources.

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

We have never been profitable. We have generated revenues during the fiscal years ended March 31, 2021 and March 31, 2020, in the amounts of $659,104, and $650,187, respectively, primarily from our contracts with the NIH. Our revenues, from research grants, continue to be insufficient to cover our cost of operations. It is possible that we may not be able to enter into future government contracts beyond our current contract with the NIH. Future profitability, if any, will require the successful commercialization of our Hemopurifier technology, other products that may emerge from our potential diagnostic products or from additional government contract or grant income. We may not be able to successfully commercialize the Hemopurifier or any other products, and even if commercialization is successful, we may never be profitable.

We will require additional financing to sustain our operations.

We will require significant additional financing for our operations and for expected additional future clinical trials in the U.S., as well as to fund all of our continued research and development activities for the Hemopurifier and other future products. In addition, as we expand our activities, our overhead costs to support personnel, laboratory materials and infrastructure will increase. If the financing we may require to sustain our working capital needs is unavailable to us on reasonable terms, or at all, we may be unable to support our research and FDA development activities, including our planned clinical trials. The failure to implement our research and clearance activities would have a material adverse effect on our ability to commercialize our products or continue our business.

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

Our success depends to a critical extent on the continued services of our Chief Executive Officer, Charles J. Fisher, Jr., M.D., our Chief Financial Officer, James B. Frakes, our Chief Medical Officer, Steven LaRosa, M.D., and our Chief Business Officer, Guy Cipriani. If any of these key executive officers were to leave us, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The unique knowledge and expertise of these individuals would be difficult to replace within the biotechnology field. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers. If either of our key officers were to leave us, it could make it impossible, if not cause substantial delays and costs, to implement our long-term business objectives and growth.

Our inability to attract and retain qualified personnel could impede our ability to achieve our business objectives.

We have ten full-time employees, consisting of our Chief Executive Officer, our Chief Financial Officer, a Chief Medical Officer, a Chief Business Officer, a Vice President, Manufacturing and Product Development, a Vice President, Clinical Operations, a Project Manager, and three research scientists. We utilize, whenever appropriate, consultants in order to conserve cash and resources.

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

We plan to expand our operations, which may strain our resources; our inability to manage our growth could delay or derail implementation of our business objectives.

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

Our Hemopurifier product is subject to extensive government regulations related to development, testing, manufacturing and commercialization in the U.S. and other countries. The determination of when and whether a product is ready for large-scale purchase and potential use will be made by the U.S. Government through consultation with a number of governmental agencies, including the FDA, the National Institutes of Health, the Centers for Disease Control and Prevention and the Department of Homeland Security. Our Hemopurifier has not received required regulatory approval from the FDA, or any foreign regulatory agencies, to be commercially marketed and sold. The process of obtaining and complying with FDA and other governmental regulatory approvals and regulations in the U.S. and in foreign countries is costly, time consuming, uncertain and subject to unanticipated delays. Obtaining such regulatory approvals, if any, can take several years. Despite the time and expense exerted, regulatory approval is never guaranteed. We also are subject to the following risks and obligations, among others:

•	the FDA may refuse to approve an application if it believes that applicable regulatory criteria are not satisfied;

•	the FDA may require additional testing for safety and effectiveness;

•	the FDA may interpret data from pre-clinical testing and clinical trials in different ways than we interpret them;

•	if regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution; and

•	the FDA may change its approval policies and/or adopt new regulations.

Failure to comply with these or other regulatory requirements of the FDA may subject us to administrative or judicially imposed sanctions, including:

•	warning letters;

•	civil penalties;

•	criminal penalties;

•	injunctions;

•	product seizure or detention;

•	product recalls; and

•	total or partial suspension of productions.

Delays in successfully completing our planned clinical trials could jeopardize our ability to obtain regulatory approval.

Our business prospects will depend on our ability to complete studies, clinical trials, including our ongoing Early Feasibility trial in 10 to 12 patients in head and neck cancer and our study in Covid-19 patients, obtain satisfactory results, obtain required regulatory approvals and successfully commercialize our Hemopurifier product candidate. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

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

Delays, interruptions or the cessation of production by our third-party suppliers of important materials or delays in qualifying new materials, may prevent or delay our ability to manufacture or process our Hemopurifier.

Most of the raw materials used in the process for manufacturing our Hemopurifier are available from more than one supplier. However, there are materials within the manufacturing and production process that come from single suppliers. We do not have written contracts with all of our single source suppliers, and at any time they could stop supplying our orders. FDA review of a new supplier may be required if these materials become unavailable from our current suppliers. Although there may be other suppliers that have equivalent materials that would be available to us, FDA review of any alternate suppliers, if required, could take several months or more to obtain, if able to be obtained at all. Any delay, interruption or cessation of production by our third-party suppliers of important materials, or any delay in qualifying new materials, if necessary, would prevent or delay our ability to manufacture our Hemopurifiers. In addition, an uncorrected impurity, a supplier’s variation in a raw material or testing, either unknown to us or incompatible with its manufacturing process, or any other problem with our materials, testing or components, would prevent or delay the release of our Hemopurifiers for use in our clinical trials.

For example, in late 2020, we identified during our device quality review procedures prior to product release that one of our critical suppliers had produced a Hemopurifier component that was not produced to our specifications. Although no affected Hemopurifiers were released to us or to any trial sites, we are working to resolve the issue, and concurrently are working to identify alternative suppliers for this component. We believe that our current Hemopurifier inventory is sufficient for the conduct of our current ongoing clinical trials, but it is possible that the need for our Hemopurifiers could increase or the resolution of the issue with one of our current suppliers and identification of an alternative supplier could take longer than expected. Although we intend to procure alternative supply sources for our component and our current supplier intends to correct their issue, we can provide no assurance that we will do so in a timely manner. Any such delays could limit our ability to meet demand for the Hemopurifier and delay our ongoing clinical trials, which would have a material adverse impact on our business, results of operations and financial condition.

Difficulties in manufacturing our Hemopurifier could have an adverse effect upon our expenses and our product revenues.

We currently outsource most of the manufacturing of our Hemopurifier. The manufacturing of our Hemopurifier is difficult and complex. To support our current clinical trial needs, we comply with and intend to continue to comply with cGMP in the manufacture of our product. Our ability to adequately manufacture and supply our Hemopurifier in a timely matter is dependent on the uninterrupted and efficient operation of our facilities and those of third-parties producing raw materials and supplies upon which we rely in our manufacturing. The manufacture of our products may be impacted by:

•	availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier;
•	our ability to comply with new regulatory requirements, including our ability to comply with cGMP;
•	inclement weather and natural disasters;
•	changes in forecasts of future demand for product components;
•	potential facility contamination by microorganisms or viruses;
•	updating of manufacturing specifications;
•	product quality success rates and yields; and
•	global viruses and pandemics, including the current COVID-19 pandemic.

If efficient manufacture and supply of our Hemopurifier is interrupted, we may experience delayed shipments or supply constraints. If we are at any time unable to provide an uninterrupted supply of our products for our clinical trials, our ongoing clinical trials may be delayed, which could materially and adversely affect our business, results of operations and financial conditions.

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

We outsource many of our operational and development activities, and if any party to which we have outsourced certain essential functions fails to perform its obligations under agreements with us, the development and commercialization of our lead product candidate and any future product candidates that we may develop could be delayed or terminated.

We rely on third-party consultants or other vendors to manage and implement the much of the day-to-day conduct of conducting clinical trials and manufacturing our current product candidates. Accordingly, we are and will continue to be dependent on the timeliness and effectiveness of the efforts of these third parties. Our dependence on third parties includes key suppliers and third-party service providers supporting the development, manufacture and regulatory approval of our Hemopurifier, as well as support for our information technology systems and other infrastructure. While our management team oversees these vendors, failure of any of these third parties to meet their contractual, regulatory and other obligations or the development of factors that materially disrupt the performance of these third parties could have a material adverse effect on our business. For example, all of the key oversight responsibilities for the development and manufacture of our Hemopurifier are conducted by our management team, but all other activities are the responsibility of third-party vendors. It is possible that the current COVID-19 epidemic might constrain the ability of needed third-party vendors to provide services that we require.

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

If we or our manufacturers or other third-party contractors fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to regulatory actions, which could affect our ability to successfully develop, market and sell our Hemopurifier product candidate or any future product candidates under development and could harm our reputation and lead to reduced or non-acceptance of our proposed product candidates by the market. Even technical recommendations or evidence by the FDA through letters, site visits, and overall recommendations to academia or biotechnology companies may make the manufacturing of a clinical product extremely labor intensive or expensive, making the product candidate no longer viable to manufacture in a cost-efficient manner. The mode of administration may make the product candidate not commercially viable. The required testing of the product candidate may make that candidate no longer commercially viable. The conduct of clinical trials may be critiqued by the FDA, or a clinical trial site’s Institutional Review Board or Institutional Biosafety Committee, which may delay or make impossible clinical testing of a product candidate. The Institutional Review Board for a clinical trial may stop a trial or deem a product candidate unsafe to continue testing. This would have a material adverse effect on the value of the product candidate and our business prospects.

We will need to outsource and rely on third parties for the clinical development and manufacture, sales and marketing of Hemopurifier or any future product candidates that we may develop, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our Hemopurifier product candidate or any other or future product candidates that we may develop, and do not have the capability and resources to manufacture, market or sell our Hemopurifier product candidate or any future product candidates that we may develop. Our business model calls for the partial or full outsourcing of the clinical and other development and manufacturing, sales and marketing of our product candidates in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position. Our success will depend on the performance of these outsourced providers. If these providers fail to perform adequately, our development of product candidates may be delayed and any delay in the development of our product candidates would have a material and adverse effect on our business prospects.

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

Our Hemopurifier product candidate may be used in connection with medical procedures in which it is important that those products function with precision and accuracy. If our product candidates, including our Hemopurifier, do not function as designed, or are designed improperly, we may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, or our products are designed inappropriately, we may be subject to lawsuits seeking significant compensatory and punitive damages. The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. We have recently obtained general clinical trial liability insurance coverage. However, our insurance coverage may not be adequate or available. We may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any product recall or lawsuit seeking significant monetary damages may have a material effect on our business and financial condition. Any liability for mandatory damages could exceed the amount of our coverage. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

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

The approval requirements for medical products used to fight bioterrorism and pandemics are still evolving, and any products we develop for such uses may not meet these requirements.

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

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study’s plan is to enroll up to 40 subjects at up to 20 centers in the U.S. Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and will have acute lung injury and/or severe or life threatening disease, among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes (NCT # 04595903). The initial sites for this trial, Hoag Memorial Hospital Presbyterian in Newport Beach, CA and Hoag Hospital – Irvine in Irvine, CA and Loma Linda Hospital in Loma Linda, CA, have completed clinical trial agreements, and have received IRB approval in the case of the Hoag hospitals, and are preparing to open for patient enrollment. Under Single Patient Emergency Use regulations, the Company has also treated two patients with COVID-19 with the Hemopurifier.

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

Any research and development, pre-clinical testing and clinical trial activities involving our Hemopurifier and any additional products that we may develop are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. Clinical studies must be conducted in compliance with FDA regulations or the FDA may take enforcement action. The data collected from these clinical studies may ultimately be used to support market clearance for these products. Even if our clinical trials are completed as planned, the results of these trials may not support our product candidate claims and the FDA may not agree with our conclusions regarding the trial results. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and the later trials may not replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.

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

Our current and future business activities are subject to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to significant penalties.

We are currently and will in the future be subject to healthcare regulation and enforcement by the U.S. federal government and the states in which we will conduct our business once our product candidates are approved by the FDA and commercialized in the United States. In addition to the FDA’s restrictions on marketing of approved products, the U.S. healthcare laws and regulations that may affect our ability to operate include: the federal fraud and abuse laws, including the federal anti-kickback and false claims laws; federal data privacy and security laws; and federal transparency laws related to payments and/or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and other healthcare professionals (beginning January 1, 2022) and teaching hospitals. Many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. These laws may adversely affect our sales, marketing and other activities with respect to any product candidate for which we receive approval to market in the United States by imposing administrative and compliance burdens on us.

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

We are subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions (that could include fines and penalties), a disruption of our clinical trials or commercialization of our products, private litigation, harm to our reputation, or other adverse effects on our business or prospects.

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share personal information and other information, including information we collect in connection with clinical trials, or “Process” or “Processing”, as necessary to operate our business, for legal and marketing purposes, and for other business-related purposes.

There are numerous federal, state, local and international laws, regulations and guidance regarding privacy, information security and Processing, the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent. We are, or may become, subject to these laws, regulations, and guidance, and we are also subject to the terms of our external and internal privacy and security policies, representations, certifications, standards, publications, frameworks, and contractual obligations to third parties related to privacy, information security and Processing, or Data Protection Obligations.

If we fail, or are perceived to have failed, to address or comply with Data Protection Obligations, it could: increase our compliance and operational costs; expose us to regulatory scrutiny, actions, fines and penalties; result in reputational harm; interrupt or stop our clinical trials; result in litigation and liability; result in an inability to process personal data or to operate in certain jurisdictions; harm our business operations or financial results or otherwise result in a material harm to our business, or each, a Material Adverse Impact. Additionally, given that Data Protection Obligations impose complex and burdensome obligations and that there is substantial uncertainty over the interpretation and application of these obligations, we may be required to incur material costs, divert management attention, and change our business operations, including our clinical trials, in an effort to comply, which could materially adversely affect our business operations and financial results.

The California Consumer Privacy Act of 2018, CCPA, is an example of the increasingly stringent data protection legislation in the United States. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches and statutory damages ranging from $100 to $750 per violation, which is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how they are interpreted.

The European Union’s General Data Protection Regulation, or GDPR, is an example of the type of data protection legislation being passed in international jurisdictions. The GDPR requires covered businesses to, among other requirements, provide detailed disclosures, contractually commit to data protection measures in our contracts, maintain adequate data security measures, notify regulators and affected individuals of certain data breaches and meet extensive privacy governance and documentation requirements. Companies that violate the GDPR can face private litigation, restrictions on data processing, and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue. In addition, the GDPR includes restrictions on cross-border data transfers. A Recent decision by the Court of Justice of the European Union, or the “Schrems II” ruling, however, has created substantial uncertainty regarding how to legally transfer personal data from Europe to the United States. There are few, if any, viable options for us or our vendors to legally transfer personal data from Europe to the United States, which could materially impact our business.

If our security measures, or those maintained on our behalf, are compromised, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, this could result in a Material Adverse Impact.

In the ordinary course of our business, we Process proprietary, confidential and sensitive information, including personal data, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other third parties, or collectively, Sensitive Information. We may use and share Sensitive Information with service providers and subprocessors and other third parties upon whom we rely to help us operate our business. If we, our service providers, partners, or other relevant third parties have experienced, or in the future experience, any security incident(s) that result in any data loss; deletion or destruction; unauthorized access to; loss, unauthorized acquisition, disclosure, or exposure of, Sensitive Information, or compromise related to the security, confidentiality, integrity of our (or their) information technology, software, services, communications or data (any, a “Security Breach”), it may result in a Material Adverse Impact (as defined above), including the diversion of funds to address the breach, and interruptions, delays, or outages in our operations and development programs.

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to threats from traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing) and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We may also be the subject of phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, or other similar issues.

We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including clinical trial activities, or information technology in an effort to protect against Security Breaches and to mitigate, detect and remediate actual and potential vulnerabilities. Applicable Data Protection Obligations (as defined above) may require us to implement specific security measures or use industry-standard or reasonable measures to protect against Security Breaches. There can be no assurances that our security measures or those of third parties upon whom we rely will be effective in protecting against Security Incidents.

Applicable Data Protection Obligations (as defined above) may require us to notify relevant stakeholders of Security Breaches, including affected individuals, partners, collaborators, regulators, law enforcement agencies and others. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to Material Adverse Impacts. There can be no assurances that any limitations or exclusions of liability in our contracts would be adequate or would otherwise protect us from liabilities or damages if we fail to comply with Data Protection Obligations related to information security or Security Breaches.

We cannot be sure that our insurance coverage, if any, will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or Material Adverse Impacts arising out of our Processing operations, privacy and security practices, or Security Breaches that we may experience. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could have a Material Adverse Impact.

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

For example, in the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, among other things, reduced and/or limited Medicare reimbursement to certain providers. However, on December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule. The Budget Control Act of 2011, as amended by subsequent legislation, further reduces Medicare’s payments to providers by two percent through fiscal year 2030. However, COVID-19 relief legislation suspended the two percent Medicare sequester from May 1, 2020 through December 31, 2021. These reductions may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Legislation could be adopted in the future that limits payments for our products from governmental payors. It is possible that additional governmental action is taken to address the COVID-19 pandemic. In addition, commercial payors such as insurance companies, could adopt similar policies that limit reimbursement for medical device manufacturers’ products. Therefore, it is possible that our product or the procedures or patient care performed using our product will not be reimbursed at a cost-effective level. We face similar risks relating to adverse changes in reimbursement procedures and policies in other countries where we may market our products. Reimbursement and healthcare payment systems vary significantly among international markets. Our inability to obtain international reimbursement approval, or any adverse changes in the reimbursement policies of foreign payors, could negatively affect our ability to sell our products and have a material adverse effect on our business and financial condition.

Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.

Under the Tax Cuts and Jobs Act of 2017, as modified by the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act of 2017 or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We believe we have not experienced an ownership change in the past three years, however, we could experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we achieve profitability and an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.

Our use of hazardous materials, chemicals and viruses exposes us to potential liabilities for which we may not have adequate insurance.

Our research and development involves the controlled use of hazardous materials, chemicals and viruses. The primary hazardous materials include chemicals needed to construct the Hemopurifier cartridges and the infected plasma samples used in preclinical testing of the Hemopurifier. All other chemicals are fully inventoried and reported to the appropriate authorities, such as the fire department, which inspects the facility on a regular basis. We are subject to federal, state, local and foreign laws governing the use, manufacture, storage, handling and disposal of such materials. Although we believe that our safety procedures for the use, manufacture, storage, handling and disposal of such materials comply with the standards prescribed by federal, state, local and foreign regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We have had no incidents or problems involving hazardous chemicals or biological samples. In the event of such an accident, we could be held liable for significant damages or fines.

We currently carry a limited amount of insurance to protect us from damages arising from hazardous materials. Our product liability policy has a $5,000,000 limit of liability that would cover certain releases of hazardous substances away from our facilities. For our facilities, our property policy provides $25,000 in coverage for contaminant clean-up or removal and $50,000 in coverage for damages to the premises resulting from contamination. Should we violate any regulations concerning the handling or use of hazardous materials, or should any injuries or death result from our use or handling of hazardous materials, we could be the subject of substantial lawsuits by governmental agencies or individuals. We may not have adequate insurance to cover all or any of such claims, if any. If we were responsible to pay significant damages for violations or injuries, if any, we might be forced to cease operations since such payments could deplete our available resources.

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

However, our bylaws provide that the exclusive forum provisions do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. We note that there is uncertainty as to whether a court would enforce the provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Nevada law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies incorporated in our products. We currently have five issued U.S. patents and five pending U.S. patent applications. We also have 33 issued foreign patents and have applied for six additional international patents. Our issued patents begin to expire in 2024, with the last of these patents expiring in 2036, although terminal disclaimers, patent term extension or patent term adjustment can shorten or lengthen the patent term. We rely on a combination of patent protection, trade secret laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these may not adequately protect our rights or permit us to gain or keep any competitive advantage.

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

We may not be successful in obtaining additional government grants or contracts. The process of obtaining government contracts is lengthy with the uncertainty that we will be successful in obtaining announced grants or contracts for therapeutics as a medical device technology. Accordingly, although we have obtained government contracts in the past, we may not be awarded any additional U.S. Government grants or contracts utilizing our Hemopurifier platform technology.

U.S. Government agencies have special contracting requirements, including a right to audit us which create additional risks; a negative audit would be detrimental to us.

Our business plan to utilize the Aethlon Hemopurifier technology is likely to continue to involve contracts with the U.S. Government. Many government contracts, typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. Government to unilaterally:

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

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, or Nasdaq, such as the minimum stockholders’ equity requirement or the minimum closing bid price requirement, Nasdaq may take steps to de-list our common stock. For example, in May 2019 we received a letter from Nasdaq indicating that Nasdaq had determined that we had failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. In July 2019, we received another letter from Nasdaq indicating that Nasdaq has determined that we have failed to comply with the minimum stockholder’s equity requirement of Nasdaq Listing Rule 5550(b)(1). Nasdaq Listing Rule 5550(b)(1) requires that companies listed on the Nasdaq Capital Market maintain a minimum of $2,500,000 in stockholder’s equity. If we fail to maintain compliance with these, or any other of the continued listing requirements of The Nasdaq Capital Market, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but any such action taken by us may not be successful.

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

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	failure to raise additional funds when needed;

•	announcements regarding our ongoing development of the Hemopurifier;

•	results from our clinical trials with the Hemopurifier;

•	failure to meet the continued listing requirements of and maintain our listing on Nasdaq;

•	results of operations or revenue in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	reduced investor confidence in equity markets;

•	speculation in the press or analyst community;

•	wide fluctuations in stock prices, particularly with respect to the stock prices for other medical device companies;

•	announcements of technological innovations by us or our competitors;

•	new products or the acquisition of significant customers by us or our competitors;

•	changes in interest rates;

•	changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors;

•	changes in recommendations or financial estimates by securities analysts who track our common stock or the stock of other medical device companies;

•	changes in management;

•	sales of common stock by directors and executive officers;

•	rumors or dissemination of false or misleading information, particularly through Internet chat rooms, instant messaging, and other rapid-dissemination methods;

•	conditions and trends in the medical device industry generally;

•	the announcement of acquisitions or other significant transactions by us or our competitors;

•	adoption of new accounting standards affecting our industry;

•	changes in the structure of healthcare payment systems;

•	general market conditions;

•	domestic or international terrorism and other factors, including the effects of the ongoing pandemic; and

•	the other factors described in this section.

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

The market price for our common stock is volatile; you may not be able to sell our common stock at or above the price you have paid for it, which may result in losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. During the 52-week period ended June 10, 2021, the high and low closing sale prices for a share of our common stock were $10.79 and $1.29, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, trading in our common stock often has been thin. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to our limited operating history, limited amount of cash and revenue, lack of profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

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

We are entitled under our articles of incorporation to issue up to 30,000,000 shares of common stock. We have reserved for issuance 2,836,062 of those shares of common stock for outstanding restricted stock units, stock options and warrants. As of March 31, 2021, we had issued and outstanding 12,150,597 shares of common stock. As a result, as of March 31, 2021 we had 15,013,341 shares of common stock available for issuance to new investors or for use to satisfy indebtedness or pay service providers.

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

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space. The agreement carries a term of 63 months and we will commence paying rent when we take occupancy of those spaces, which is expected to occur in the third calendar quarter of 2021. For the initial year of the lease, the rental rate will be $13,385.55 per month. Thereafter, the base rent will increase each year.

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

Holders of Record

There were approximately 67 record holders of our common stock at June 21, 2021. The number of registered stockholders includes any beneficial owners of common shares held in street name.

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

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda). The primary endpoint for the EFS, which will enroll 10-12 subjects at a single center, will be safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This study is being conducted at the UPMC Hillman Cancer Center in Pittsburgh, PA, is in the process of recruiting and treating patients.

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

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study’s plan is to enroll up to 40 subjects at up to 20 centers in the U.S. Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and will have acute lung injury and/or severe or life threatening disease, among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes (NCT # 04595903). The initial sites for this trial, Hoag Memorial Hospital Presbyterian in Newport Beach, CA and Hoag Hospital – Irvine in Irvine, CA and Loma Linda Hospital in Loma Linda, CA, have completed clinical trial agreements, and have received IRB approval in the case of the Hoag hospitals, and are preparing to open for patient enrollment. Under Single Patient Emergency Use regulations, the Company has also treated two patients with COVID-19 with the Hemopurifier.

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

Fiscal Years Ended March 31, 2021 and 2020

Results of Operations

Government Contract Revenues

We recorded government contract revenue in the fiscal years ended March 31, 2021 and 2020. This revenue resulted from work performed under our government contracts with the NIH and our subaward with the University of Pittsburgh as follows:

	Fiscal Year Ended 3/31/21	Fiscal Year Ended 3/31/20	Change in Dollars
Phase 2 Melanoma Cancer Contract	$436,427	$620,187	$(183,760)
Breast Cancer Grant	188,444	30,000	158,444
Subaward with University of Pittsburgh	34,233	–	34,233
Total Government Contract and Grant Revenue	$659,104	$650,187	$8,917

We have recognized revenue under the following three government contracts/grants over the past two years:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the National Cancer Institute, or NCI, part of the National Institutes of Health, or NIH, awarded to us an SBIR Phase II Award Contract, for NIH/NCI Topic 359, entitled “A Device Prototype for Isolation of Melanoma Exosomes for Diagnostics and Treatment Monitoring”, or the Award Contract. The Award Contract amount is $1,860,561 and runs for the period from September 16, 2019 through September 15, 2021.

The work to be performed pursuant to this Award Contract focuses on melanoma exosomes. This work follows from our completion of a phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018. Following on the phase I work, the deliverables in the phase II program involve the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

During the fiscal year ended March 31, 2021, we completed the milestones relevant to the first nine months of the fiscal year. As a result, we recorded $436,427 of government contract revenue on the Phase 2 Melanoma Cancer Contract in the fiscal year ended March 31, 2021.   Of the total revenue recognized during the current period relating to this grant, a total of $117,849 was invoiced to the NCI during the three months ended December 31, 2020 and we recorded $318,578 which had previously been recognized as deferred revenue.

During the three month period ended March 31, 2021, we did not complete all of the milestones relevant to that time period, as a result, we recorded $114,849 as deferred revenue related to the Phase 2 Melanoma Cancer Contract.

Breast Cancer Grant

In the fiscal year ended March 31, 2021, we completed and submitted the final reports applicable to this NCI grant (number 1R43CA232977-01). The title of this Small Business Innovation Research, or SBIR, Phase I grant is “The Hemopurifier Device for Targeted Removal of Breast Cancer Exosomes from the Blood Circulation,” or the Breast Cancer Grant.

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

During the fiscal year ended March 31, 2021, we recorded the remaining $188,444 of revenue related to the Breast Cancer Grant, as we achieved two of the three milestones related to the Breast Cancer Grant. We concluded in our final report to the SBIR that our pre-clinical results demonstrated that our work under the grant provided support that the Hemopurifier has the capacity to clear exosomes from breast cancer patients. That amount previously was recorded as deferred revenue.

As of March 31, 2021, we received all of the funds allocated to the Breast Cancer Grant and have submitted the final reports applicable to this grant.

Subaward with University of Pittsburgh

In 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award is $256,750. We recorded $34,233 of revenue related to this subaward in the fiscal year ended March 31, 2021.

Operating Costs and Expenses

Consolidated operating expenses were $8,549,023 for the fiscal year ended March 31, 2021, compared to $6,580,175 for the fiscal year ended March 31, 2020, an increase of $1,968,848. The $1,968,848 increase was due to increases in payroll and related expenses of $1,152,342 and in general and administrative expense of $907,867, which were partially offset by a decrease of $91,361 in professional fees.

The $1,152,342 increase in fiscal year ended March 31, 2021 in our payroll and related expenses was due to an increase in cash-based compensation of $1,216,919, which was partially offset by a decrease in our stock-based compensation of $64,577. Approximately $444,729 of the increase in cash-based compensation related to an accrual for severance payments to our former Chief Executive Officer.

The $907,867 increase in fiscal year ended March 31, 2021 in our general and administrative expenses primarily arose from increases of $460,817 in our clinical trial expenses and $469,304 in laboratory supplies.

The $91,361 decrease in fiscal year ended March 31, 2021 in our professional fees primarily arose from decreases of $295,022 in legal fees and $116,536 in accounting fees, which were partially offset by increases of $179,457 in scientific consulting fees, $94,548 in recruiting fees and $58,966 in contract labor costs.

Other Expense

In the fiscal year ended March 31, 2021, we recognized other expenses of $1,580, compared to $450,053 of other expense in the fiscal year ended March 31, 2020. The following table breaks out the various components of our other expense over the fiscal years ended March 31, 2021 and 2020:

	Components of Other Expense in Fiscal Year Ended
	March 31, 2021	March 31, 2020	Change

Loss on debt extinguishment	$–	$447,011	$(447,011)

(Gain) on share for warrant exchanges	–	(51,190)	51,190

Interest and other debt expenses	1,580	54,232	(52,652)

Total other expense	$1,580	$450,053	$(448,473)

Loss on Debt Extinguishment

During the fiscal year ended March 31, 2020, we reduced the conversion price on our outstanding convertible notes from $45.00 per share to $10.20 per share. The modification of the convertible notes was evaluated under ASC 470-50-40 and the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. Under the extinguishment accounting we recorded a loss on debt extinguishment of $447,011. There was no comparable loss on debt extinguishment in the fiscal year ended March 31, 2021.

Gain on Common Stock for Warrant Cancellation

During the fiscal year ended March 31, 2020, we agreed with seven accredited investors to issue an aggregate of 3,992 shares of our common stock to these investors in exchange for the cancellation of outstanding warrants then held by the investors to purchase an aggregate of 39,900 shares of our common stock. We measured the fair value of the shares issued and the fair value of the warrants exchanged for those shares and recorded a gain of $51,190 on those exchanges based on the changes in fair value between the instruments exchanged. There was no comparable gain on common stock for warrant cancellation in the fiscal year ended March 31, 2021.

Interest and Other Debt Expenses

Our interest and other debt expense decreased by $52,652 in the fiscal year ended March 31, 2021, from the fiscal year ended March 31, 2020. The following table breaks out the various components of our interest expense over the fiscal years ended March 31, 2021 and 2020:

	Components of Interest Expense and Other Debt Expenses in Fiscal Year Ended
	March 31, 2021	March 31, 2020	Change

Interest expense and financing charges	$1,580	$23,945	$(22,365)

Amortization of note discounts	–	30,287	(30,287)

Total interest and other debt expenses	$1,580	$54,232	$(52,652)

As noted in the above table, the factors in the $52,652 overall decrease in fiscal year ended March 21, 2021 in interest and other debt expenses were a $30,287 decrease in the amortization of note discounts and a $22,365 decrease in interest expense in fiscal year ended March 31, 2021 as the result of paying off our convertible notes.

As a result of the above factors, our net loss before noncontrolling interests increased to $7,891,499 for the fiscal year ended March 31, 2021, from $6,380,041 for the fiscal year ended March 31, 2020.

Liquidity and Capital Resources

At March 31, 2021, we had a cash balance of $9,861,575 and working capital of $8,976,512. This compares to a cash balance of $9,604,780 and working capital of $8,973,393 at March 31, 2020. We expect our existing cash as of March 31, 2021 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of this Form 10-K.

The primary source of our increase in cash during the fiscal year ended March 31, 2021 resulted from our Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, entered into originally in 2016. The cash raised from that activity is described below:

Common Stock Sales Agreement with Wainwright

On June 28, 2016, we entered into a Common Stock Sales Agreement, or the 2016 Agreement, with Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the 2016 Agreement. The 2016 Agreement provided for the sale of shares of our common stock having an aggregate offering price of up to $12,500,000.

On March 30, 2020, we executed Amendment No. 2 to the 2016 Agreement with Wainwright, effective as of the same date. The amendment provides that references in the 2016 Agreement to the registration statement shall refer to the registration statement on Form S-3 (File No. 333-237269), originally filed with the SEC on March 19, 2020, declared effective by the SEC on March 30, 2020.

Subject to the terms and conditions set forth in the 2016 Agreement, Wainwright agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares under the 2016 Agreement from time to time, based upon our instructions. We provided Wainwright with customary indemnification rights under the 2016 Agreement, and Wainwright is entitled to a commission at a fixed rate equal to three percent of the gross proceeds per share sold. In addition, we agreed to pay certain expenses incurred by Wainwright in connection with the 2016 Agreement, including up to $50,000 of the fees and disbursements of their counsel. The 2016 Agreement will terminate upon the sale of all of the shares under the 2016 Agreement, unless terminated earlier by either party as permitted under the 2016 Agreement.

As of March 31, 2021, no further sales will be made under the 2016 Agreement.

On March 22, 2021, we entered into an At the Market Offering Agreement, or the Offering Agreement, with Wainwright as sales agent, pursuant to which we may offer and sell shares of our common stock, from time to time as set forth in the Offering Agreement.

The offering was registered under the Securities Act of 1933, as amended, or Securities Act, pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-237269), as previously filed with the SEC and declared effective on March 30, 2020. We filed a prospectus supplement, dated March 22, 2021, with the SEC in connection with the offer and sale of the shares of common stock, pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $5,080,000 from time to time.

Subject to the terms and conditions set forth in the Offering Agreement, Wainwright agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares under the Offering Agreement from time to time, based upon our instructions. We provided Wainwright with customary indemnification rights under the Offering Agreement, and Wainwright is entitled to a commission at a fixed rate equal to three percent of the gross proceeds per share sold. In addition, we agreed to reimburse Wainwright for certain specified expenses in connection with entering into the Offering Agreement. The Offering Agreement will terminate upon the written termination by either party as permitted thereunder.

Sales of the shares, if any, under the 2016 Agreement and the Offering Agreement will be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed with Wainwright. We have no obligation to sell any of the shares, and, at any time, we may suspend offers under the 2016 Agreement and the Offering Agreement or terminate the Agreement.

In the fiscal year ended March 31, 2021, we raised aggregate net proceeds of $7,260,869, net of $224,825 in commissions to Wainwright and $8,472 in other offering expenses, under the 2016 Agreement through the sale of 2,685,600 shares at an average price of $2.70 per share of net proceeds.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the year ended
	March 31, 2021	March 31, 2020
Cash (used in) provided by:
Operating activities	$(6,765)	$(5,198)
Investing activities	(60)	(152)
Financing activities	7,128	11,126
Net increase in cash	$303	$5,776

Net Cash Used in Operating Activities

We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $6,765,000 in fiscal 2021, compared to net cash used in operating activities of approximately $5,198,000 in fiscal 2020, an increase of approximately $1,567,000. The primary factors in this $1,567,000 increase in cash used in operations was a $1,511,000 increase in our net loss.

Net Cash Used in Investing Activities

During the fiscal years ended March 31, 2121 and 2020, we purchased approximately $60,000 and $152,000 of equipment, respectively.

Net Cash from Financing Activities

Net cash generated from financing activities decreased from approximately $11,126,000 in the fiscal year ended March 31, 2020 to approximately $7,128,000 in the fiscal year ended March 31, 2021.

In the fiscal year ended March 31, 2021, we raised approximately $7,261,000 from the issuance of common stock, which was partially offset by the use of approximately $133,000 to pay for the tax withholding on the issuance of restricted stock units. In the fiscal year ended March 31, 2020, we raised approximately $12,160,000 from the issuance of common stock. We used approximately $993,000 to pay off our convertible notes in the fiscal year ended March 31, 2020 and we also used approximately $41,000 to pay for the tax withholding on restricted stock units issued in the fiscal year ended March 31, 2020.

Recent Events

RSU Grants

On April 1, 2021, pursuant to the terms of the Company’s 2012 Non-Employee Directors Compensation Program, as amended, or the Directors Plan, the Compensation Committee of the Board granted RSUs under the Company’s 2020 Equity Incentive Plan, or the 2020 Plan, to each non-employee director of the Company. The Director’s Plan provides for a grant of $50,000 worth of RSUs at the beginning of each fiscal year, priced at the average for the closing prices for the five days preceding and including the date of grant, or $2.06 per share as of April 1, 2021. Each eligible director was granted an RSU in the amount of 24,295 shares under the 2020 Plan. The RSU’s are subject to vesting in four equal quarterly installments on June 30, September 30, December 31, 2021, and March 31, 2022, subject to the recipient's continued service with the Company on each such vesting date.

Sales Under ATM Facility

In June 2021, we raised aggregate net proceeds of $4,947,785, net of $126,922 in commissions to Wainwright and $2,154 in other offering expenses, under the Offering Agreement described above through the sale of 626,000 shares of our common stock at an average purchase price of $8.11 per share of gross proceeds.

Registered Direct Financing

In June 2021, we sold an aggregate of 1,380,555 shares of our common stock at a purchase price per share of $9.00, for aggregate gross proceeds to us of approximately $12.425 million, before deducting fees payable to Maxim Group LLC, the placement agent and other offering expenses. These shares were sold pursuant to a securities purchase agreement entered into by the Company with certain institutional investors, The shares of common stock were issued in this offering pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the SEC on March 19, 2020, and was declared effective on March 30, 2020 (File No. 333-237269) (the “Registration Statement”) and a prospectus supplement thereunder.

Warrant Exercises

In June 2021, pursuant to the exercise of outstanding warrants held by institutional investors, we issued 531,167 shares of our common stock and received proceeds in the amount of $820,938.

Also in June 2021, pursuant to the exercise on a cashless, net exercise basis, of 874,664 outstanding warrants, we issued 675,554 shares of our common stock. The difference of 199,110 outstanding warrants were cancelled in connection with the exercise.

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

Revenue Recognition

Our revenues consist entirely of amounts earned under contracts and grants with the National Institutes of Health, or NIH. During the fiscal years ended March 31, 2021 and 2020, we recognized revenues totaling $659,104 and $650,187, respectively, under such contracts. We have concluded that these agreements are not within the scope of ASC Topic, 606, Revenue from Contracts with Customers, or Topic 606, as the NIH grants and contracts do not meet the definition of a “customer” as defined by Topic 606. Prior to the effective date of ASC Topic 606, which for the Company was April 1, 2018, we accounted for our grant/contract revenues under the Milestone Method as prescribed by the legacy guidance of ASC 605-28, Revenue Recognition – Milestone Method, or the Milestone Method. In the absence of other applicable guidance under US GAAP, effective April 1, 2018, we elected to continue to use the Milestone Method by analogy to recognize revenue under these grants/contracts.

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

Instruments classified as derivative liabilities are remeasured each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations in other expense (income). We had no derivative instruments at March 31, 2021 or March 31, 2020.

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

Convertible Notes Payable and Warrants

In July 2019, we paid off our then outstanding convertible notes in the amount of $992,591. There were no convertible notes outstanding as of March 31, 2021 or 2020.

Restricted Stock Unit Grants to Non-Employee Directors

In 2012, as amended through October 30, 2020, our Board of Directors established the Non-Employee Directors Compensation Program, to provide for cash and equity compensation for persons serving as non-employee directors of the Company. Under this program, each new director receives either stock options or a grant of restricted stock units, or RSUs, as well as an annual grant of RSUs at the beginning of each fiscal year. The RSUs are subject to vesting and represent the right to be issued on a future date shares of our common stock upon vesting.

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

Also in September 2020, our stockholders approved the 2020 Plan at the Annual Meeting, at which point the grants of 929 RSUs to each of our eligible independent directors for a total of 4,645 RSUs were considered effective and no longer contingent as of that date.

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

In March 2021, 32,189 vested RSUs held by our non-employee directors were exchanged into the same number of shares of our common stock. All five directors elected to return 40% of their vested RSUs in exchange for cash, in order to pay their withholding taxes on the share issuances, resulting in 12,875 of the vested RSUs being cancelled in exchange for $26,136 in aggregate cash proceeds to those independent directors.

There were no vested RSUs outstanding as of March 31, 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, we are not required to furnish information under this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed, in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of March 31, 2021.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the last fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We have no disclosure applicable to this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders, the Proxy Statement, within 120 days after the end of the fiscal year ended March 31, 2021, and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS ANDFINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report on Form 10-K:

1. Consolidated Financial Statements for the years ended March 31, 2021 and 2020:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation.	S-3	333-211151	3.1	May 5, 2016

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Common Stock Purchase Warrant dated August 29, 2012.	8-K	000-21846	4.1	September 6, 2012

4.3	Form of Common Stock Purchase Warrant dated October, November and December 2012.	10-Q	000-21846	4.1	February 13, 2013

4.4	Form of Common Stock Purchase Warrant dated June 14, 2013.	10-Q	000-21846	4.1	August 13, 2013

4.5	Form of Common Stock Purchase Warrant dated June 24, 2014.	8-K	000-21846	4.1	June 30, 2014

4.6	Form of Common Stock Purchase Warrant dated July 24, 2014.	8-K	000-21846	4.1	July 28, 2014

4.7	Form of Common Stock Purchase Warrant dated August and September 2014.	10-Q	000-21846	4.3	November 10, 2014

4.10	Form of Warrant Agreement dated March 27, 2017.	8-K	001-37487	4.1	March 22, 2017

4.11	Form of Warrant dated _______, 2017.	S-1/A	333-219589	4.29	September 18, 2017

4.12	Form of Placement Agent Warrant dated _______, 2017.	S-1/A	333-219589	4.30	September 22, 2017

4.13	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.14	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.15	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

4.16	Description of Aethlon Medical, Inc.’s Securities.	10-K	001-37487	4.16	June 25, 2020

10.1	Amended 2010 Stock Incentive Plan. ++	8-K	001-37487	10.1	March 30, 2016

10.2	Standard Industrial Net Lease, by and between Glenborough Aventine, LLC and Aethlon Medical, Inc., dated September 28, 2009.	10-Q	000-21846	10.6	November 16, 2009

10.3	Second Amendment to Standard Industrial Net Lease, by and between AGP Sorrento Business Complex and Aethlon Medical, Inc., dated October 10, 2014.	S-1	333-201334	10.52	December 31, 2014

10.4	Office Lease, by and between T-C Stonecrest LLC and Aethlon Medical, Inc., dated November 13, 2014.	8-K/A	000-21846	10.1	November 19, 2014

10.5	UCI Clinical Trial Agreement, by and between The Regents of the University of California, on behalf of its Irvine campus and Aethlon Medical, Inc., dated March 24, 2015.	8-K	000-21846	10.1	April 15, 2015

10.8	Third Amendment to Standard Industrial Net Lease, by and between AGP Sorrento Business Complex, L.P. and Aethlon Medical, Inc., dated October 21, 2015.	10-Q	001-37487	10.5	November 16, 2015

10.9	Common Stock Sales Agreement, by and between H.C. Wainwright & Co., LLC and Aethlon Medical, Inc., dated June 28, 2016.	8-K	001-37487	10.1	June 28, 2016

10.10	Amendment No. 1 to Common Stock Sales Agreement, by and between H.C. Wainwright & Co., LLC and Aethlon Medical, Inc., dated June 28, 2016.	8-K	001-37487	10.1	August 12, 2019

10.11	Amendment No. 2 to Common Stock Sales Agreement, by and between H.C. Wainwright & Co., LLC and Aethlon Medical, Inc., dated March 30, 2020.	10-Q	001-37487	10.1	August 11, 2020

10.12	Aethlon Medical, Inc. Amended and Restated Non-Employee Directors Compensation Policy, as Modified on October 30, 2020.					X

10.13	Fourth Amendment to Standard Industrial Net Lease, by and between AGP Sorrento Business Complex, L.P. and Aethlon Medical, Inc., dated October 5, 2016.	10-K	001-37487	10.80	June 28, 2017

10.14	Form of Securities Purchase Agreement, by and among each purchaser identified on the signature pages therein and Aethlon Medical, Inc., dated March 22, 2017. ++	8-K	001-37487	10.1	March 22, 2017

10.15	Form of Securities Purchase Agreement, by and among each purchaser identified on the signature pages therein and Aethlon Medical, Inc., dated September ______, 2017. ++	S-1	333-220490	10.84	September 15, 2017

10.16	Fifth Amendment to Standard Industrial Net Lease, by and between AGP Sorrento Business Complex, L.P. and Aethlon Medical, Inc., dated October 16, 2017.	10-Q	001-37487	10.1	November 2, 2017

10.17	Sixth Amendment to Standard Industrial Net Lease, by and between AGP Sorrento Business Complex, L.P. and Aethlon Medical, Inc., dated September 18, 2018.	10-Q	001-37487	10.1	November 6, 2018

10.18	Employment Agreement, by and between Aethlon Medical, Inc. and James Frakes, dated December 12, 2018. ++	10-Q	001-37487	10.3	February 11, 2019

10.19	Form of Indemnification Agreement for Officers and Directors. ++	10-Q	001-37487	10.4	February 11, 2019

10.20	Form of Option Grant Agreement for Officers and Directors. ++	10-Q	001-37487	10.5	February 11, 2019

10.21	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors. ++	10-Q	001-37487	10.6	February 11, 2019

10.22	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Executives. ++	10-Q	001-37487	10.7	February 11, 2019

10.23	Seventh Amendment to Standard Industrial Net Lease, by and between Aethlon Medical, Inc. and San Diego Inspire 1, LLC., dated September 9, 2019.	10-Q	001-37487	10.1	November 1, 2019

10.24	SBIR Phase II Award Contract, by and among Aethlon Medical, Inc., the National Institutes of Health and the National Cancer Institute, dated September 12, 2019.	10-Q	001-37487	10.2	November 1, 2019

10.25	Assignment Agreement, by and between Aethlon Medical, Inc. and London Health Sciences Center Research Inc., dated November 7, 2006.	S-1	001-37487	10.27	November 15, 2019

10.26	Form of Securities Purchase Agreement, by and between Aethlon Medical, Inc. and the Purchasers thereto, dated January 17, 2020.	8-K	001-37487	10.1	January 17, 2020

10.27	Aethlon Medical, Inc. 2020 Equity Incentive Plan, Form of Restricted Stock Grant, Form of Option Grant and Agreement.	8-K	001-37487	10.1	September 15, 2020

10.28	Separation Agreement between the Company and Dr. Rodell, dated October 30, 2020.	8-K	001-37487	10.1	November 3, 2020

10.29	Employment Agreement between the Company and Dr. Fisher, dated October 30, 2020.	8-K	001-37487	10.2	November 3, 2020

10.30	Lease, by and between the Company and San Diego Inspire 1, LLC. and San Diego Inspire 2, LLC, effective December 7, 2020.	10-Q	001-37487	10.3	February 10, 2021

10.31	Eighth Amendment to Standard Industrial Net Lease, by and between the Company and San Diego Inspire 1, LLC., effective December 7, 2020.	10-Q	001-37487	10.4	February 10, 2021

10.32	Executive Employment Agreement between the Company and Guy Cipriani, dated January 1, 2021.	10-Q	001-37487	10.5	February 10, 2021

10.33	Executive Employment Agreement between the Company and Steven P. LaRosa, MD, dated January 4, 2021.	10-Q	001-37487	10.6	February 10, 2021

10.34	At the Market Offering Agreement, March 22, 2021, by and between Aethlon Medical, Inc. and H.C. Wainwright & CO., LLC.	8-K	001-37487	1.1	March 22, 2021

21.1	List of Subsidiaries.	S-1	333-201334	21.1	December 31, 2014

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Definition Linkbase Document					X
101.LAB	XBRL Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

___________________

++	Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of June, 2021.

By:	/s/ CHARLES J. FISHER, JR., M.D.
Charles J. Fisher, Jr., M.D.
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

Signature	Title	Date

/s/ CHARLES J. FISHER, JR., MD	Chief Executive Officer, Principal Executive Officer and Director	June 24, 2021
Charles J. Fisher, Jr., MD

/s/ JAMES B. FRAKES	Chief Financial Officer and Principal Accounting Officer	June 24, 2021
James B. Frakes

/s/ EDWARD G. BROENNIMAN	Chairman and Director	June 24, 2021
Edward G. Broenniman

/s/ CHETAN S. SHAH	Director	June 24, 2021
Chetan S. Shah

/s/ SABRINA MARTUCCI JOHNSON	Director	June 24, 2021
Sabrina Martucci Johnson

/s/ GUY CIPRIANI	SVP and Chief Business Officer and Director	June 24, 2021
Guy Cipriani

AETHLON MEDICAL, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Aethlon Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aethlon Medical, Inc. and its subsidiary (the Company) as of March 31, 2021 and 2020, the related consolidated statements of operations, equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Baker Tilly US, LLP

We have served as the Company's auditor since 2001.

San Diego, California

June 24, 2021

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	March 31, 2020
ASSETS
CURRENT ASSETS
Cash	$9,861,575	$9,604,780
Accounts receivable	149,082	206,729
Prepaid expenses and other current assets	341,081	229,604

TOTAL CURRENT ASSETS	10,351,738	10,041,113

Property and equipment, net	160,976	140,484
Right-of-use lease asset	40,363	136,426
Patents, net	56,954	57,504
Restricted cash	46,726	–
Deposits	12,159	12,159

TOTAL ASSETS	$10,668,916	$10,387,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$337,678	$285,036
Due to related parties	118,520	111,707
Deferred revenue	114,849	100,000
Lease liability, current portion	42,543	98,557
Other current liabilities	761,636	472,420

TOTAL CURRENT LIABILITIES	1,375,226	1,067,720

Lease liability, less current portion	–	42,540

TOTAL LIABILITIES	1,375,226	1,110,260

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 30,000,000 shares authorized at March 31, 2021 and 2020; 12,150,597 and 9,366,873 issued and outstanding at March 31, 2021 and 2020, respectively	12,152	9,368
Additional paid-in capital	129,331,542	121,426,563
Accumulated deficit	(119,913,090)	(112,026,381)

TOTAL AETHLON MEDICAL, INC. STOCKHOLDERS’ EQUITY BEFORE NONCONTROLLING INTERESTS	9,430,604	9,409,550

NONCONTROLLING INTERESTS	(136,914)	(132,124)

TOTAL STOCKHOLDERS’ EQUITY	9,293,690	9,277,426

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,668,916	$10,387,686

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2021	2020
REVENUES:
Government contract and grant revenue	$659,104	$650,187
Total revenues	659,104	650,187

OPERATING COSTS AND EXPENSES
Professional fees	2,637,664	2,729,025
Payroll and related expenses	3,454,941	2,302,599
General and administrative	2,456,418	1,548,551
Total operating expenses	8,549,023	6,580,175

OPERATING LOSS	(7,889,919)	(5,929,988)

OTHER EXPENSE
Loss on debt extinguishment	–	447,011
(Gain) on share for warrant exchanges	–	(51,190)
Interest and other expenses	1,580	54,232
Total other expense	1,580	450,053

NET LOSS BEFORE NONCONTROLLING INTERESTS	(7,891,499)	(6,380,041)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4,790)	(6,093)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,886,709)	$(6,373,948)

Basic and diluted net loss per share attributable to common stockholders	$(0.65)	$(1.87)

Weighted average number of common shares outstanding - basic and diluted	12,090,884	3,414,840

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY
BALANCE - MARCH 31, 2019	1,266,979	$1,267	$108,076,275	$(105,652,433)	$(126,031)	$2,299,078

Issuances of common stock for cash under at the market program	161,149	162	895,869	–	–	896,031

Loss on debt extinguishment	–	–	447,011	–	–	447,011

Issuances of common stock for cash under warrant exercises	2,700,000	2,700	3,804,462	–	–	3,807,162

Issuance of common shares upon vesting of restricted stock units.	12,393	12	(40,950)	–	–	(40,938)

Proceeds from the issuance of common stock in public offerings, net	5,218,712	5,219	7,451,096	–	–	7,456,315

Issuances of common stock upon warrant exchanges	3,992	4	(51,194)	–	–	(51,190)

Par value of DTC roundup of shares following reverse split	3,946	4	(4)	–	–	–

Adjustment	(298)	–	–	–	–	–

Stock-based compensation expense	–	–	843,998	–	–	843,998

Net loss	–	–	–	(6,373,948)	(6,093)	(6,380,041)

BALANCE - MARCH 31, 2020	9,366,873	$9,368	$121,426,563	$(112,026,381)	$(132,124)	$9,277,426

Issuances of common stock for cash under at the market program	2,685,600	2,686	7,258,183	–	–	7,260,869

Issuance of common shares upon vesting of restricted stock units and net stock option exercise	98,124	98	(132,625)	–	–	(132,527)

Stock-based compensation expense	–	–	779,421	–	–	779,421

Net loss	–	–	–	(7,886,709)	(4,790)	(7,891,499)

BALANCE - MARCH 31, 2021	12,150,597	$12,152	$129,331,542	$(119,913,090)	$(136,914)	$9,293,690

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

	2021	2020
Cash flows from operating activities:
Net loss	$(7,891,499)	$(6,380,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,939	26,366
Gain on share for warrant exchanges	–	(51,190)
Loss on debt extinguishment	–	447,011
Stock based compensation	779,421	843,998
Amortization of debt discount and deferred financing costs	–	30,287
Non-cash rent expense	(2,491)	964

Changes in operating assets and liabilities:
Accounts receivable	57,647	(206,729)
Prepaid expenses and other current assets	(111,477)	(19,562)
Accounts payable and other current liabilities	341,858	(16,765)
Deferred revenue	14,849	100,000
Due to related parties	6,813	28,053
Net cash used in operating activities	(6,764,940)	(5,197,608)

Cash flows from investing activities:
Purchases of property and equipment	(59,881)	(151,665)
Net cash used in investing activities	(59,881)	(151,665)

Cash flows from financing activities:
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(132,527)	(40,938)
Principal repayments of notes payable	–	(992,591)
Net proceeds from the issuance of common stock and exercise of warrants	7,260,869	12,159,508
Net cash provided by financing activities	7,128,342	11,125,979

Net increase in cash and restricted cash	303,521	5,776,706

Cash and restricted cash at beginning of year	9,604,780	3,828,074

Cash and restricted cash at end of year	$9,908,301	$9,604,780

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$–	$83,332

Supplemental information of non-cash investing and financing activities:
Issuance of shares under vested restricted stock units, net stock option exercises and unvested share issuance for services	$98	$12
Issuance of common stock upon warrant exchanges	$–	$51,190
Initial recognition of right-of-use lease asset and lease liability	$–	$228,694

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$9,861,575	$9,604,780
Restricted cash	$46,729	$–
Cash and restricted cash	$9,908,301	$9,604,780

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

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda).  The primary endpoint for the EFS, which will enroll 10 to12 subjects at a single center, will be safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This study, which is being conducted at the UPMC Hillman Cancer Center in Pittsburgh, PA, is in the process of recruiting and treating patients.

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

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study’s plan is to enroll up to 40 subjects at up to 20 centers in the U.S. Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and will have acute lung injury and/or severe or life threatening disease, among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes (NCT # 04595903). The initial sites for this trial, Hoag Memorial Hospital Presbyterian in Newport Beach, CA and Hoag Hospital – Irvine in Irvine, CA and Loma Linda Hospital in Loma Linda, CA, have completed clinical trial agreements, and have received IRB approval in the case of the Hoag hospitals, and are preparing to open for patient enrollment. Under Single Patient Emergency Use regulations, the Company has also treated two patients with COVID-19 with the Hemopurifier.

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

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of March 31, 2021 and additional cash raised in June 2021 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned (80% ownership) and controlled subsidiary, Exosome Sciences, Inc., or ESI. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has classified the (20% ownership) noncontrolling interests in ESI as part of consolidated net loss in the fiscal years ended March 31, 2021 and 2020 and includes the accumulated amount of noncontrolling interests as part of equity.

The losses at ESI during the fiscal year ended March 31, 2021 reduced the noncontrolling interests on our consolidated balance sheet by $4,790 from $(132,124) at March 31, 2020 to $(136,914) at March 31, 2021.

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

CASH AND CASH EQUIVALENTS

Accounting standards define “cash and cash equivalents” as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest to be cash equivalents. As of March 31, 2021 and 2020, we had no assets that were classified as cash equivalents.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at one financial institution in checking accounts. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $250,000. Our March 31, 2021 cash balances were approximately $9,712,000 over such insured amount. We do not believe that the Company is exposed to any significant risk with respect to its cash.

All of our accounts receivable at March 31, 2021 and all of our revenue in the fiscal years ended March 31, 2021 and 2020 related to our government contracts.

Restricted Cash

To comply with the terms of our new laboratory and office lease, we caused our bank to issue a standby letter of credit, or the L/C, in the amount of $46,726 in favor of the landlord. The L/C is in lieu of a security deposit. In order to support the L/C, we agreed to have our bank withdraw $46,726 from our operating accounts and to place that amount in a restricted certificate of deposit. We have classified that amount as restricted cash, a long-term asset, on our balance sheet.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the fiscal years ended March 31, 2021 and 2020.

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

As of March 31, 2021 and 2020, a total of 2,836,062 and 2,072,492 potential common shares, consisting of shares underlying outstanding stock options, restricted stock units, warrants and convertible notes payable were excluded as their inclusion would be antidilutive.

SEGMENTS

Historically, we operated in one segment that was based on our development of therapeutic devices. However, in the December 2013 quarter, we initiated the operations of ESI to develop diagnostic tests. As a result, we now operate in two segments, Aethlon for therapeutic applications and ESI for diagnostic applications (See Note 9).

We record discrete financial information for ESI and our chief operating decision maker reviews ESI’s operating results in order to make decisions about resources to be allocated to the ESI segment and to assess its performance.

DEFERRED FINANCING COSTS

Costs related to the issuance of debt are capitalized as a deduction to our convertible notes based on the new accounting standard on imputation of interest, and amortized to interest expense over the life of the related debt using the effective interest method. There was no amortization related to our deferred financing costs in the fiscal years ended March 31, 2021 and 2020.

REVENUE RECOGNITION

Our revenues consist entirely of amounts earned under contracts and grants with the National Institutes of Health, or NIH. During the fiscal years ended March 31, 2021 and 2020, we recognized revenues totaling $659,104 and $650,187, respectively, under such contracts. We have concluded that these agreements are not within the scope of ASC Topic, 606, Revenue from Contracts with Customers, or Topic 606, as the NIH grants and contracts do not meet the definition of a “customer” as defined by Topic 606. Prior to the effective date of ASC Topic 606, which for the Company was April 1, 2018, we accounted for our grant/contract revenues under the Milestone Method as prescribed by the legacy guidance of ASC 605-28, Revenue Recognition – Milestone Method, or Milestone Method. In the absence of other applicable guidance under US GAAP, effective April 1, 2018, we elected to continue to use the Milestone Method by analogy to recognize revenue under these grants/contracts.

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

We have recognized revenue under the following three government contracts/grants over the past two years:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the National Cancer Institute, or NCI, part of the National Institutes of Health, or NIH, awarded to us an SBIR Phase II Award Contract, for NIH/NCI Topic 359, entitled “A Device Prototype for Isolation of Melanoma Exosomes for Diagnostics and Treatment Monitoring”, or the Award Contract. The Award Contract amount is $1,860,561 and runs for the period from September 16, 2019 through September 15, 2021.

The work to be performed pursuant to this Award Contract focuses on melanoma exosomes. This work follows from our completion of a Phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018. Following on the Phase I work, the deliverables in the Phase II program involve the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

During the fiscal year ended March 31, 2021, we completed the milestones relevant to the first nine months of the fiscal year. As a result, we recorded $436,427 of government contract revenue on the Phase 2 Melanoma Cancer Contract in the fiscal year ended March 31, 2021.   Of the total revenue recognized during the current period relating to this grant, a total of $117,849 was invoiced to the NCI during the three months ended December 31, 2020 and we recorded $318,578 which had previously been recognized as deferred revenue.

During the three month period ended March 31, 2021, we did not complete all of the milestones relevant to that time period, as a result, we recorded $114,849 as deferred revenue related to the Phase 2 Melanoma Cancer Contract.

Breast Cancer Grant

In the fiscal year ended March 31, 2021, we completed and submitted the final reports applicable to this NCI grant (number 1R43CA232977-01). The title of this Small Business Innovation Research, or SBIR, Phase I grant is “The Hemopurifier Device for Targeted Removal of Breast Cancer Exosomes from the Blood Circulation,” or the Breast Cancer Grant.

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

During the fiscal year ended March 31, 2021, we recorded the remaining $188,444 of revenue related to the Breast Cancer Grant, as we achieved two of the three milestones related to the Breast Cancer Grant. We concluded in our final report to the SBIR that our pre-clinical results demonstrated that our work under the grant provided support that the Hemopurifier has the capacity to clear exosomes from breast cancer patients. That amount previously was recorded as deferred revenue.

As of March 31, 2021, we received all of the funds allocated to the Breast Cancer Grant and have submitted the final reports applicable to this grant.

Subaward with University of Pittsburgh

In 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award is $256,750. We recorded $34,233 of revenue related to this subaward in the fiscal year ended March 31, 2021.

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

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on loss per common share during the years ended March 31, 2021 and 2020:

	Fiscal Years Ended
	March 31, 2021	March 31, 2020
Vesting of Stock Options and Restricted Stock Units	$779,421	$843,998
Total Stock-Based Compensation Expense	$779,421	$843,998

Weighted average number of common shares outstanding – basic and diluted	12,090,884	3,414,840

Basic and diluted loss per common share	$(0.06)	$(0.25)

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

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a Beneficial Conversion Feature, or BCF. We measure the estimated fair value of the BCF in circumstances in which the conversion feature is not required to be separated from the host instrument and accounted for separately, and record that value in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes. As of March 31, 2021, we did not have any unamortized debt discount relating to BCF.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred approximately $2,072,000 and $927,000 of research and development expenses for the years ended March 31, 2021 and 2020, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

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

On April 1, 2019, the Company adopted ASC Topic 842, Leases,” utilizing the alternative transition method allowed for under this guidance. As a result, the Company recorded lease liabilities and right-of-use lease assets of $228,694 on its balance sheet as of April 1, 2019. The lease liabilities represent the present value of the remaining lease payments of the Company’s corporate headquarters lease (see Note 13), discounted using the Company’s incremental borrowing rate as of April 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities and the cumulative difference between rent expense and amounts paid under its corporate headquarters lease. The Company also elected the short-term lease recognition exemption for its laboratory lease. For the laboratory lease that qualified as short-term, the Company did not recognize ROU assets or lease liabilities at adoption.

Topic 842 also allows lessees and lessors to elect certain practical expedients. The Company elected the following practical expedients:

•	Transitional practical expedients, which must be elected as a package and applied consistently to all of the Company’s leases:

°	The Company need not reassess whether any expired or existing contracts are or contain leases.

°	The Company need not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with the previous guidance will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with the previous guidance will be classified as finance leases).

°	The Company need not reassess initial direct costs for any existing leases.

•	Hindsight practical expedient. The Company elected the hindsight practical expedient in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of the Company’s right-of-use assets.

2. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	March 31, 2021	March 31, 2020
Furniture and office equipment, at cost	$585,910	$526,029
Accumulated depreciation	(424,934)	(385,545)
	$160,976	$140,484

Depreciation expense for the fiscal years ended March 31, 2021 and 2020 was $39,389 and $17,202, respectively.

3. PATENTS, NET

Patents, net consist of the following:

	March 31, 2021	March 31, 2020
Issued patents	$157,442	$157,442
Accumulated amortization	(154,691)	(154,141)
Issued patents, net of accumulated amortization	2,751	3,301
Patents pending	54,203	54,203
Patents, net	$56,954	$57,504

Amortization expense for our capitalized issued patents for each of the fiscal years ended March 31, 2021 and 2020 was $550 and $9,164, respectively. As several patents expired during the fiscal year ended March 31, 2020 and only one capitalized patent remains to be amortized, future amortization expense on patents is estimated to be approximately $550 per year based on the estimated life of the patent. The weighted average remaining life of our remaining capitalized patent is approximately 5 years.

4. CONVERTIBLE NOTES PAYABLE

We paid off our convertible notes in full in July 2019. We also paid $83,332 of accrued interest during the fiscal year ended March 31, 2020. The following table shows the activity related to our convertible notes during the fiscal year ended March 31, 2020:

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

5. EQUITY TRANSACTIONS

ISSUANCES OF COMMON STOCK AND WARRANTS

Equity Transactions in the Fiscal Year Ended March 31, 2021.

Common Stock Sales Agreement with H.C. Wainwright

On June 28, 2016, we entered into a Common Stock Sales Agreement, or the 2016 Agreement, with Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the 2016 Agreement. The 2016 Agreement provided for the sale of shares of our common stock having an aggregate offering price of up to $12,500,000.

On March 30, 2020, we executed Amendment No. 2 to the 2016 Agreement with Wainwright, effective as of the same date. The amendment provides that references in the 2016 Agreement to the registration statement shall refer to the registration statement on Form S-3 (File No. 333-237269), originally filed with the SEC on March 19, 2020, declared effective by the SEC on March 30, 2020.

Subject to the terms and conditions set forth in the 2016 Agreement, Wainwright agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares under the 2016 Agreement from time to time, based upon our instructions. We provided Wainwright with customary indemnification rights under the 2016 Agreement, and Wainwright is entitled to a commission at a fixed rate equal to three percent of the gross proceeds per share sold. In addition, we agreed to pay certain expenses incurred by Wainwright in connection with the 2016 Agreement, including up to $50,000 of the fees and disbursements of their counsel. The 2016 Agreement will terminate upon the sale of all of the shares under the 2016 Agreement, unless terminated earlier by either party as permitted under the 2016 Agreement.

As of March 31, 2021, no further sales will be made under the 2016 Agreement.

On March 22, 2021, we entered into an At the Market Offering Agreement, or the Offering Agreement, with Wainwright as sales agent, pursuant to which we may offer and sell shares of our common stock, from time to time as set forth in the Offering Agreement.

The offering has been registered under the Securities Act of 1933, as amended, or Securities Act, pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-237269), as previously filed with the SEC and declared effective on March 30, 2020. We filed a prospectus supplement, dated March 22, 2021, with the SEC in connection with the offer and sale of the shares of common stock, pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $5,080,000 from time to time.

Subject to the terms and conditions set forth in the Offering Agreement, Wainwright agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares under the Offering Agreement from time to time, based upon our instructions. We provided Wainwright with customary indemnification rights under the Offering Agreement, and Wainwright is entitled to a commission at a fixed rate equal to three percent of the gross proceeds per share sold. In addition, we agreed to reimburse Wainwright for certain specified expenses in connection with entering into the Offering Agreement. The Offering Agreement will terminate upon the written termination by either party as permitted thereunder.

Sales of the shares, if any, under the 2016 Agreement and the Offering Agreement will be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed with Wainwright. We have no obligation to sell any of the shares, and, at any time, we may suspend offers under the 2016 Agreement and the Offering Agreement or terminate the Agreement.

In the fiscal year ended March 31, 2021, we raised aggregate net proceeds of $7,260,869, net of $224,825 in commissions to Wainwright and $8,472 in other offering expenses, under the Agreement, through the sale of 2,685,600 shares at an average price of $2.70 per share of net proceeds.

Restricted Stock Unit Grants to Non-Employee Directors

In 2012, as amended through October 30, 2020, our Board of Directors established the Non-Employee Directors Compensation Program, to provide for cash and equity compensation for persons serving as non-employee directors of the Company. Under this program, each new director receives either stock options or a grant of restricted stock units, or RSUs, as well as an annual grant of RSUs at the beginning of each fiscal year. The RSUs are subject to vesting and represent the right to be issued on a future date shares of our common stock upon vesting.

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

In March 2021, 32,189 vested RSUs held by our non-employee directors were exchanged into the same number of shares of our common stock. All five directors elected to return 40% of their vested RSUs in exchange for cash, in order to pay their withholding taxes on the share issuances, resulting in 12,875 of the vested RSUs being cancelled in exchange for $26,136 in aggregate cash proceeds to those independent directors.

There were no vested RSUs outstanding as of March 31, 2021.

Restricted Stock Grant to Consultant

In February 2021, our Board of directors approved a restricted stock grant of 7,758 shares to an investor relations consultant. Those shares were valued at $18,000 based on our closing price on the date of the approval. The shares will vest quarterly over a twelve month period and were issued under our 2020 Stock Plan. During the twelve months ended March 31, 2021, we recorded non-cash stock-based compensation expense of $1,500 related to this grant.

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

Restricted Stock Unit Grants to Non-Employee Directors

In 2012, as amended through October 30, 2020, our Board of Directors established the Non-Employee Directors Compensation Program, to provide for cash and equity compensation for persons serving as non-employee directors of the Company. Under this program, each new director receives either stock options or a grant of restricted stock units, or RSUs, as well as an annual grant of RSUs at the beginning of each fiscal year. The RSUs are subject to vesting and represent the right to be issued on a future date shares of our common stock for upon vesting.

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

WARRANTS:

We did not issue any warrants during the fiscal year ended March 31, 2021. During the fiscal year ended March 31, 2020, we issued 4,432,585 warrants in association with our December 2019 Public Offering and our January 2020 Registered Direct Financing and associated private placement (see Note 6). All of those warrants had a five year term and had exercise prices as follows:

Financing	Warrants Issued	Exercise Price
December 2019 Public Offering – Investors’ Warrants	3,333,334	$1.50
December 2019 Public Offering – Placement Agents’ Warrants	100,000	$1.875
January 2020 Registered Direct – Investors’ Warrants	942,689	$2.75
January 2020 Registered Direct – Placement Agents’ Warrants	56,562	$2.50

Based on the above assumptions, we valued the warrants issued during the fiscal year ended March 31, 2020 as follows:

•	The 999,251 warrants issued in our January 2020 Registered Direct Financing were valued at $2,388,776 and we classified that fair value as equity.

•	The 3,433,334 warrants issued in our December 2019 public offering were valued at $3,021,334 and we classified that fair value as equity.

A summary of the aggregate warrant activity for the years ended March 31, 2021 and 2020 is presented below:

	Fiscal Year Ended March 31,
	2021		2020
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	2,021,368	$5.21	342,992	$27.00
Granted	–	N/A	4,432,585	$1.79
Adjustment for reverse split	–	N/A	73	N/A
Exercised	–	N/A	(2,700,000)	$1.50
Cancelled/Forfeited	(29,395)	$91.17	(54,282)	$91.23
Outstanding, end of year	1,991,973	$5.23	2,021,368	$5.21
Exercisable, end of year	1,991,973	$5.23	2,021,368	$5.21
Weighted average estimated fair value of warrants granted		N/A		$1.22

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

The detail of the warrants outstanding and exercisable as of March 31, 2021 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.75 or Below	1,732,585	3.80	$2.23	1,732,585	$2.23
$16.50 - $59.25	249,985	1.43	$23.24	249,985	$23.24
$64.50 - $135.00	9,403	0.58	$77.62	9,403	$77.62
	1,991,973			1,991,973

STOCK-BASED COMPENSATION:

2020 EQUITY INCENTIVE PLAN

In September 2020, our stockholders approved the adoption of the 2020 Plan, to provide incentives to attract, retain and motivate employees, directors and consultants, whose present and potential contributions are important to our success, by offering them an opportunity to participate in our future performance through awards of options, the right to purchase common stock, stock bonuses and stock appreciation rights and other awards. We initially authorized a total of 1,842,556 common shares for issuance under the 2020 Plan pursuant to stock option grants, RSUs or other forms of stock-based compensation.

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

No future grants will be made under the 2010 Stock Incentive Plan.

2012 NON-EMPLOYEE DIRECTORS COMPENSATION PROGRAM

In 2012, as amended through October 30, 2020, our Board of Directors established the Non-Employee Directors Compensation Program, to provide for cash and equity compensation for persons serving as non-employee directors of the Company. Under this program, each new director receives either stock options or a grant of restricted stock units, or RSUs, as well as an annual grant of RSUs at the beginning of each fiscal year. The RSUs are subject to vesting and represent the right to be issued on a future date shares of our common stock upon vesting.

On April 3, 2020, pursuant to the terms of the Company’s Non-Employee Directors Compensation Program, the Compensation Committee of the Board of Directors granted RSUs to each non-employee director of the Company. The Non-Employee Directors Compensation Program provided for a grant of RSUs with a grant date fair value of $35,000, priced at the average of the closing prices for the five trading days ending on the date of grant, which was $1.41 per share, so that the total number of RSUs to be granted to each non-employee director for fiscal year 2020 would be 24,822 shares of our common stock. On April 3, 2020, each eligible director was granted an RSU for 23,893 shares under the Company’s 2010 Stock Plan, or the 2010 Plan, as the number of shares that remained available for grant under the 2010 Plan was not sufficient for each director’s full RSU grant. The Compensation Committee also granted to each eligible director a contingent grant under our 2020 Equity Incentive Plan, or the 2020 Plan, for the remaining portion of the annual RSU grants, or 929 RSU’s to each eligible director, contingent upon stockholder approval of the 2020 Plan at the Company’s 2020 Annual Meeting of Stockholders, or the Annual Meeting. These grants were subject to vesting as follows: 50% of the RSUs subject to the grants vested on December 31, 2020 and 50% of the RSUs vested on March 31, 2021, subject in each case to the continuous service of each director, through such vesting dates, as well as approval of the 2020 Plan by the stockholders at the Annual Meeting, which was obtained at the Annual Meeting.

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

Also in September 2020, our stockholders approved the 2020 Plan at the Annual Meeting, at which point the grants of 929 RSUs to each of our eligible independent directors for a total of 4,645 RSUs were considered effective and no longer contingent as of that date.

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

In March 2021, 32,189 vested RSUs held by our non-employee directors were exchanged into the same number of shares of our common stock. All five directors elected to return 40% of their vested RSUs in exchange for cash, in order to pay their withholding taxes on the share issuances, resulting in 12,875 of the vested RSUs being cancelled in exchange for $26,136 in aggregate cash proceeds to those independent directors.

There were no vested RSUs outstanding as of March 31, 2021.

STAND-ALONE GRANTS

From time to time our Board of Directors grants common stock or options to purchase common stock or warrants exercisable to common stock to selected officers, employees and consultants as equity compensation to such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

STOCK OPTION ACTIVITY

From February 2020 through May 2020, our compensation committee granted options to purchase 521,476 shares of our common stock that were contingent upon stockholder approval of the 2020 Plan. Upon approval of the 2020 Plan at the Annual Meeting, these option grants were considered effective and no longer contingent as of that date.

The 2020 Plan approved by our stockholders at the 2020 Annual Meeting of Stockholders, authorizes up to 1,842,556 shares for issuance pursuant to stock option grants, RSUs or other forms of stock-based compensation. No future grants will be made under the 2010 Plan.

Effective as of October 30, 2020, we issued an option to purchase 239,122 shares of our common stock pursuant to the 2020 Plan to our Chief Executive Officer, in connection with the appointment of Dr. Fisher as our Chief Executive Officer.

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

Options outstanding that were vested as of March 31, 2021 and options that are expected to vest subsequent to March 31, 2021 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	58,954	$20.06	7.35
Expected to vest	785,135	$1.79	9.19
Total	844,089

The following is a summary of the stock options outstanding at March 31, 2021 and 2020 and the changes during the years then ended:

	Fiscal Year Ended March 31,
	2021		2020
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	51,124	$44.12	59,111		$56.85
Granted	1,011,860	$1.71	–	$	N/A
Exercised	(15,896)	$1.28	–	$	N/A
Cancelled/Forfeited	(202,999)	$6.76	(7,987)		$138.75
Outstanding, end of year	844,089	$3.07	51,124		$44.12
Exercisable, end of year	58,954	$20.06	25,197		$70.08
Weighted average estimated fair value of options granted		$1.58		$	N/A

The detail of the options outstanding and exercisable as of March 31, 2021 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding		Weighted Average Exercise Price
$1.28 - $1.68	479,814	9.25 years	$1.34	--	$	N/A
$2.45 - $2.52	329,766	9.00 years	$2.50	24,445		$2.45
$18.75 - $142.50	34,509	5.88 years	$32.53	34,509		$32.53
	844,089			58,954

We recorded stock-based compensation expense related to restricted stock unit issuances and to options granted totaling $779,421 and $843,998 for the fiscal years ended March 31, 2021 and 2020, respectively. These expenses were recorded as stock compensation included in payroll and related expenses in the accompanying consolidated statement of operations for the years ended March 31, 2021 and 2020.

Our total stock-based compensation for fiscal years ended March 31, 2021 and 2020 included the following:

	Fiscal Year Ended
	March 31, 2021	March 31, 2020
Vesting of restricted stock units	$175,000	$678,028
Vesting of restricted shares issued for services	1,500	–
Vesting of stock options	602,921	165,970
Total Stock-Based Compensation	$779,421	$843,998

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2021 was insignificant.

On March 31, 2021, our outstanding stock options had no intrinsic value since the closing price on that date of $2.03 per share was below the weighted average exercise price of our outstanding stock options.

At March 31, 2021, there was approximately $2,668,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 4.44 years.

6. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Historically, certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. There were no such related party transactions during the fiscal year ended March 31, 2021, except that we had accrued unpaid Board fees of $52,000 owed to our outside directors as of March 31, 2021.

Due to related parties were comprised of the following items:

	March 31, 2021	March 31, 2020
Accrued board fees	$52,000	$69,750
Accrued vacation	66,520	41,957
Total due to related parties	$118,520	$111,707

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	March 31, 2021	March 31, 2020
Accrued separation expenses for former executive (see Note 11)	$284,270	$–
Accrued professional fees	477,366	472,420
Total other current liabilities	$761,636	$472,420

8. INCOME TAXES

For the years ended March 31, 2021 and 2020, we had no income tax expense due to our net operating losses and 100% deferred tax asset valuation allowance.

At March 31, 2021 and 2020, we had net deferred tax assets as detailed below. These deferred tax assets are primarily composed of capitalized research and development costs and tax net operating loss carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a 100% valuation allowance has been established to offset the net deferred tax assets.

Significant components of our net deferred tax assets at March 31, 2021 and 2020 are shown below:

	YEAR ENDED MARCH 31,
	2021	2020
Deferred tax assets:
Capitalized research and development	$3,442,000	$3,442,000
Net operating loss carryforwards[1]	19,921,000	18,384,000
Stock compensation	1,399,000	1,181,000
Total deferred tax assets	24,762,000	23,007,000

Total deferred tax liabilities	–	–

Net deferred tax assets	24,762,000	23,007,000
Valuation allowance for deferred tax assets	(24,762,000)	(23,007,000)

Net deferred tax assets	$–	$–

At March 31, 2021, we had tax net operating loss carryforwards for federal and state purposes approximating $77 million and $60 million, portions of which began to expire in the year 2021.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the years ended March 31, 2021 and 2020 due to the following:

	2021	2020

Income taxes (benefit) at federal statutory rate of 21.00%	$(1,657,000)	$(1,340,000)
State income tax, net of federal benefit	(551,000)	(446,000)
Tax effect on non-deductible expenses and credits	1,000	122,000
True up items	25,000	42,000
Expiration of net operating loss carryforwards	427,000	222,000
Change in valuation allowance	1,755,000	1,400,000
	$–	$–

 ______________

(1) Pursuant to Internal Revenue Code Section 382, use of our tax net operating loss carryforwards may be limited.

ASC 740, “Income Taxes”, clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements, and prescribes recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended March 31, 2021 and 2020, we did not recognize any interest or penalties relating to tax matters.

At and for the years ended March 31, 2021 and 2020, management does not believe the Company has any uncertain tax positions. Accordingly, there are no unrecognized tax benefits at March 31, 2021 or March 31, 2020.

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

The following tables set forth certain information regarding our segments:

	Fiscal Years Ended March 31,
	2021	2020
Revenues:
Aethlon	$659,104	$650,187
ESI	–	–
Total Revenues	$659,104	$650,187

Operating Losses:
Aethlon	$(7,865,967)	$(5,899,523)
ESI	(23,952)	(30,465)
Total Operating Loss	$(7,889,919)	$(5,929,988)

Net Losses:
Aethlon	$(7,867,547)	$(6,349,576)
ESI	(23,952)	(30,465)
Net Loss Before Non-Controlling Interests	$(7,891,499)	$(6,380,041)

Cash:
Aethlon	$9,861,378	$9,604,583
ESI	197	197
Total Cash	$9,861,575	$9,604,780

Total Assets:
Aethlon	$10,668,719	$10,387,489
ESI	197	197
Total Assets	$10,668,916	$10,387,686

Capital Expenditures:
Aethlon	$59,881	$151,665
ESI	–	–
Capital Expenditures	$59,881	$151,665

Depreciation and Amortization:
Aethlon	$39,939	$26,366
ESI	–	–
Total Depreciation and Amortization	$39,939	$26,366

Interest Expense:
Aethlon	$1,580	$54,232
ESI	–	–
Total Interest Expense	$1,580	$54,232

10. SUBSEQUENT EVENTS

Management has evaluated events subsequent to March 31, 2021 through the date that the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

SALES UNDER ATM FACILITY

In June 2021, we raised aggregate net proceeds under the Agreement described above of $4,947,785, net of $126,922 in commissions to Wainwright and $2,154 in other offering expense through the sale of 626,000 shares of our common stock at an average price of $7.90 per share of net proceeds.

REGISTERED DIRECT FINANCING

In June 2021, we sold an aggregate of 1,380,555 shares of our common stock at a purchase price per share of $9.00, for aggregate gross proceeds to us of approximately $12.425 million, before deducting fees payable to Maxim Group LLC, the placement agent and other offering expenses. These shares were sold through a securities purchase agreement with certain institutional investors, The shares were issued pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the SEC on March 19, 2020, and was declared effective on March 30, 2020 (File No. 333-237269) and a prospectus supplement thereunder.

WARRANT EXERCISES

In June 2021, pursuant to the exercise of outstanding warrants to purchase 531,167 shares of our common stock, we received proceeds in the amount of $820,938 from institutional investors.

Also in June 2021, pursuant to the exercise of 874,664 outstanding warrants on a cashless basis, we issued 675,554 shares of our common stock. The difference of 199,110 shares of common stock issuable pursuant to the warrants were cancelled.

STOCK OPTION EXERCISE

In June 2021, a former employee paid us $22,969 to exercise 9,375 stock options.

RSU GRANTS

On April 1, 2021, pursuant to the terms of the Company’s 2012 Non-Employee Directors Compensation Program, as amended, or the Directors Plan, the Compensation Committee of the Board granted RSUs under the Company’s 2020 Plan to each non-employee director of the Company. The Director’s Plan provides for a grant of $50,000 worth of RSUs at the beginning of each fiscal year, priced at the average for the closing prices for the five days preceding and including the date of grant, or $2.06 per share as of April 1, 2021. Each eligible director was granted an RSU in the amount of 24,295 shares under the 2020 Plan. The RSU’s are subject to vesting in four equal quarterly installments on June 30, September 30, December 31, 2021, and March 31, 2022, subject to the recipient's continued service with the Company on each such vesting date.

CONTINGENT BONUS AWARDS

Pursuant to the terms of the Executive Employment Agreement, dated October 30, 2020, between the Company and Charles J. Fisher, Jr., M.D., or the Employment Agreement, the Company’s Chief Executive Officer, Dr. Fisher is entitled to a cash bonus equal to 50% of his annual base salary upon achievement of certain qualified events, or a Qualifying Event, as set forth in the Employment Agreement, as well as a stock option grant of a number of shares of common stock, pursuant to the 2020 Plan, such that Dr. Fisher’s equity holdings in the Company after the additional grant will equal 3% of the Company, on a fully diluted basis. Based on the market capitalization of the Company and the Company’s recent registered direct financing, the Company believes, subject to approval of the Compensation Committee of the Company’s Board of Directors, that in June 2021 a Qualifying Event has occurred and that Dr. Fisher has earned the cash bonus award in the amount of $215,000 and an additional stock option grant under the terms of the Employment Agreement.

11. COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have had the following material changes to our contractual obligations and commitments outside the ordinary course of business during the fiscal year ended March 31, 2021:

SEPARATION AGREEMENT

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

The total expense accrued at March 31, 2021 relating to the Separation Agreement, was $284,270 (see Note 7).

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

Rent expense, which is included in general and administrative expenses, approximated $192,000 and $178,000 for the fiscal years ended March 31, 2021 and 2020, respectively.

Future minimum lease payments under the Granite Ridge Lease as of March 31, 2021, are as follows:

April 1, 2021 through August 31, 2021	$43,670
Less: discount	(1,127)
Total lease liability	$42,543

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

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space. The agreement carries a term of 63 months and we will commence paying rent when we take occupancy of those spaces, which is expected to occur in the third quarter of 2021. Upon taking occupancy of the space, we will record lease liabilities and right-of-use lease assets related to this agreement on our balance sheet. We estimate that the present value of the contractual payments under the lease agreement to be approximately $806,000.

In addition, the new lease agreement required us to post a standby letter of credit in favor of the landlord in the amount of $46,726 in lieu of a security deposit. We arranged for our bank to issue the standby letter of credit in the fiscal year ended March 31, 2021 and transferred a like amount to a restricted certificate of deposit which secured the bank’s risk in issuing that letter of credit. We have classified that restricted certificate of deposit on our balance sheet as restricted cash.

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

