Form 10-Q
period 2021-06-30
AETHLON MEDICAL INC
filed 2021-08-09
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, the registrant had outstanding 15,386,367 shares of common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$25,171,679	$9,861,575
Accounts receivable	131,966	149,082
Prepaid expenses and other current assets	244,121	341,081
Total current assets	25,547,766	10,351,738

Property and equipment, net	187,821	160,976
Right-of-use lease asset	15,722	40,363
Patents, net	56,817	56,954
Restricted cash	46,726	46,726
Deposits	12,159	12,159
Total assets	$25,867,011	$10,668,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$243,650	$337,678
Due to related parties	119,578	118,520
Deferred revenue	114,849	114,849
Lease liability, current portion	16,835	42,543
Other current liabilities	636,387	761,636
Total current liabilities	1,131,299	1,375,226

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 15,386,367 and 12,150,597 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	15,388	12,152
Additional paid-in capital	146,868,766	129,331,542
Accumulated deficit	(122,010,393)	(119,913,090)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	24,873,761	9,430,604

Noncontrolling interests	(138,049)	(136,914)

Total stockholders’ equity	24,735,712	9,293,690

Total liabilities and stockholders’ equity	$25,867,011	$10,668,916

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020

REVENUES
Government contract revenue	$131,966	$–

OPERATING EXPENSES

Professional fees	583,469	564,284
Payroll and related expenses	1,016,742	436,911
General and administrative	630,068	409,223
Total operating expenses	2,230,279	1,410,418
OPERATING LOSS	(2,098,313)	(1,410,418)

OTHER EXPENSE
Interest and other debt expenses	125	728
Total other expense	125	728
NET LOSS	(2,098,438)	(1,411,146)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,135)	(863)

NET LOSS ATTRIBUTABLE TO AETHLON MEDICAL, INC.	$(2,097,303)	$(1,410,283)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.16)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	12,828,816	9,632,977

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2021 and 2020

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY
BALANCE - MARCH 31, 2021	12,150,597	$12,152	$129,331,542	$(119,913,090)	$(136,914)	$9,293,690

Issuances of common stock for cash under at the market program	626,000	626	4,947,159	–	–	4,947,785

Issuances of common stock for cash in registered direct financing	1,380,555	1,381	11,657,663	–	–	11,659,044

Issuances of common stock for cash under warrant exercises	531,167	531	820,407	–	–	820,938

Issuances of common stock for cash under stock option exercises	11,562	11	28,314	–	–	28,325

Issuances of common stock under cashless warrant exercises	675,554	676	(676)	–	–	–

Issuance of common shares upon vesting of restricted stock units	10,932	11	(35,797)	–	–	(35,786)

Stock-based compensation expense	–	–	120,154	–	–	120,154

Net loss	–	–	–	(2,097,303)	(1,135)	(2,098,438)

BALANCE - June 30, 2021	15,386,367	$15,388	$146,868,766	$(122,010,393)	$(138,049)	$24,735,712

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY
BALANCE MARCH 31, 2020	9,366,873	$9,368	$121,426,563	$(112,026,381)	$(132,124)	$9,277,426

Issuances of common stock for cash under at the market program	2,685,600	2,686	7,258,183	–	–	7,260,869

Issuance of common shares upon vesting of restricted stock units and net stock option exercise	17,920	18	(24,269)	–	–	(24,251)

Stock-based compensation expense	–	–	84,207	–	–	84,207

Net loss	–	–	–	(1,410,283)	(863)	(1,411,146)

BALANCE June 30, 2020	12,070,393	$12,072	$128,744,684	$(113,436,664)	$(132,987)	$15,187,105

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020

Cash flows used in operating activities:
Net loss	$(2,098,438)	$(1,411,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,666	8,770
Stock based compensation	120,154	84,207
Accretion of right-of-use lease asset	(1,067)	(188)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	96,960	62,660
Accounts receivable	17,116	–
Accounts payable and other current liabilities	(219,277)	(73,142)
Deferred revenue	–	206,729
Due to related parties	1,058	20,137
Net cash used in operating activities	(2,071,828)	(1,101,973)

Cash flows used in investing activities:
Purchases of property and equipment	(38,374)	(17,809)
Net cash used in investing activities	(38,374)	(17,809)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock, net	17,456,092	7,260,869
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(35,786)	(24,251)
Net cash provided by financing activities	17,420,306	7,236,618

Net increase in cash	15,310,104	6,116,836

Cash at beginning of period	9,861,575	9,604,780

Cash at end of period	$25,171,679	$15,721,616

Supplemental disclosures of cash flow information:

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock under cashless warrant exercises	$676	$–
Par value of shares issued for vested restricted stock units	$11	$18

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2021

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

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. This study is designed to enroll up to 40 subjects at up to 20 centers in the U.S. Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and will have acute lung injury and/or severe or life threatening disease, among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes (NCT # 04595903). The initial sites for this trial, Hoag Memorial Hospital Presbyterian in Newport Beach, CA, Hoag Hospital – Irvine in Irvine, CA, Loma Linda Hospital in Loma Linda, CA, and Cooper Medical in Camden, NJ, have completed clinical trial agreements, and have received IRB approval in the case of the Hoag hospitals, and are preparing to open for patient enrollment. Under Single Patient Emergency Use regulations, the Company has also treated two patients with COVID-19 with the Hemopurifier.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended June 30, 2021, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission, or SEC Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 24, 2021. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial statements as of and for the three months ended June 30, 2021, and the condensed consolidated statement of cash flows for the three months ended June 30, 2021. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2021 has been derived from the audited consolidated balance sheet at March 31, 2021, contained in the above referenced 10-K. The results of operations for the three months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain prior year balances within the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of June 30, 2021 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

As of June 30, 2021 and 2020, an aggregate of 1,654,464 and 2,150,690 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants and unvested restricted stock units, were excluded, as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three month periods ended June 30, 2021 and 2020, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	June 30,	June 30,
	2021	2020
Three months ended	$587,687	$377,167

4. RECENT ACCOUNTING PRONOUNCEMENTS

On April 1, 2019, the Company adopted ASC Topic 842, Leases, utilizing the alternative transition method allowed for under this guidance. As a result, the Company recorded lease liabilities and right-of-use lease assets of $228,694 on its balance sheet as of April 1, 2019. The lease liabilities represent the present value of the remaining lease payments of the Company’s corporate headquarters lease (see Note 12), discounted using the Company’s incremental borrowing rate as of April 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities and the cumulative difference between rent expense and amounts paid under its corporate headquarters lease. The Company also elected the short-term lease recognition exemption for its laboratory lease. For the laboratory lease that qualified as short-term, the Company did not recognize ROU assets or lease liabilities at adoption.

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

5. EQUITY TRANSACTIONS IN THE THREE MONTHS ENDED JUNE 30, 2021

Common Stock Sales Agreement with H.C. Wainwright & Co., LLC

On March 22, 2021, we entered into an At the Market Offering Agreement, or the Offering Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, as sales agent, pursuant to which we may offer and sell shares of our common stock, from time to time as set forth in the Offering Agreement.

The offering was registered under the Securities Act of 1933, as amended, or Securities Act, pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-237269), as previously filed with the SEC and declared effective on March 30, 2020. We filed a prospectus supplement with the SEC, dated March 22, 2021, in connection with the offer and sale of the shares of common stock, pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $5,080,000 from time to time.

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

Sales of the shares, if any, under the Offering Agreement will be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed with Wainwright. We have no obligation under the Offering Agreement to sell any of the shares, and, at any time, we may suspend offers under the Offering Agreement or terminate the agreement.

In the three months ended June 30, 2021, we raised aggregate net proceeds under the Offering Agreement described above of $4,947,785, net of $126,922 in commissions to Wainwright and $2,154 in other offering expense through the sale of 626,000 shares of our common stock at an average price of $7.90 per share of net proceeds. No further sales can be made under the Offering Agreement.

Registered Direct Financing

In the three months ended June 30, 2021, we sold an aggregate of 1,380,555 shares of our common stock at a purchase price per share of $9.00, for aggregate net proceeds to us of $11,659,044 after deducting fees payable to Maxim Group LLC, the placement agent and other offering expenses. These shares were sold through a securities purchase agreement with certain institutional investors. The shares were issued pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the SEC on March 19, 2020, and was declared effective on March 30, 2020 (File No. 333-237269) and a prospectus supplement thereunder.

Warrant Exercises

In the three months ended June 30, 2021, pursuant to the exercise of outstanding warrants to purchase 531,167 shares of our common stock, we received proceeds in the amount of $820,938 from institutional investors.

Also in the three months ended June 30, 2021, pursuant to the exercise of 874,664 outstanding warrants on a cashless basis, we issued 675,554 shares of our common stock. The difference of 199,110 shares of common stock issuable pursuant to the warrants were cancelled.

Stock Option Exercises

In the three months ended June 30, 2021, former employees paid us an aggregate of $28,325 for the exercise of outstanding options to purchase 11,562 shares of our common stock.

Restricted Stock Unit Grants

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

On April 1, 2021, pursuant to the terms of the Company’s 2012 Non-Employee Directors Compensation Program, as amended, or the Directors Plan, the Compensation Committee of the Board granted RSUs under the Company’s 2020 Equity Incentive Plan, or 2020 Plan, to each non-employee director of the Company. The Director’s Plan provides for a grant of $50,000 worth of RSUs at the beginning of each fiscal year, priced at the average for the closing prices for the five days preceding and including the date of grant, or $2.06 per share as of April 1, 2021. Each eligible director was granted an RSU in the amount of 24,295 shares under the 2020 Plan. The RSU’s are subject to vesting in four equal quarterly installments on June 30, September 30, December 31, 2021, and March 31, 2022, subject to the recipient’s continued service with the Company on each such vesting date.

In June 2021, 18,221 vested RSUs held by our non-employee directors were exchanged into the same number of shares of our common stock. All three non-employee directors elected to return 40% of their vested RSUs in exchange for cash, in order to pay their withholding taxes on the share issuances, resulting in 7,289 of the vested RSUs being cancelled in exchange for $35,786 in aggregate cash proceeds to those independent directors.

RSUs outstanding that have vested as of, and are expected to vest subsequent to, June 30, 2021 are as follows:

Number of RSUs
Vested	–
Expected to vest	54,664
Total	54,664

6. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2021, we accrued unpaid fees of $52,000 owed to our non-employee directors as of June 30, 2021. Amounts due to related parties were comprised of the following items:

	June 30, 2021	March 31, 2021
Accrued Board fees	$52,000	$52,000
Accrued vacation to all employees	67,578	66,520
Total due to related parties	$119,578	$118,520

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	June 30,	March 31,
	2021	2021
Accrued separation expenses for former executive (see Note 12)	$167,743	$284,270
Accrued professional fees	468,644	477,366
Total other current liabilities	$636,387	$761,636

8. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and stock options and the effect on basic and diluted loss per common share during the three month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Vesting of stock options and restricted stock units	$120,154	$84,207
Total stock-based compensation expense	$120,154	$84,207

Weighted average number of common shares outstanding – basic and diluted	12,828,816	9,632,977

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.01)	$(0.01)

All of the stock-based compensation expense recorded during the three months ended June 30, 2021 and 2020, which totaled $120,154 and $84,207, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations. Stock-based compensation expense recorded during the three months ended June 30, 2021 and 2020 represented an impact on basic and diluted loss per common share of $(0.01) and $(0.01), respectively.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended June 30, 2021 was insignificant.

Stock Option Activity

During the three months ended June 30, 2021, we issued a stock option grant to our CEO for the purchase of 266,888 shares of our common stock under our 2020 Plan. The purchase price for the shares subject to the option is $5.17 per share, the fair market value of the common stock on the date of the grant. The shares subject to the option are subject to vesting over four years, commencing on the date of grant, or Vesting Commencement Date, with twenty-five percent (25%) of the shares subject to the option vesting on the first anniversary of the Vesting Commencement Date and the remaining shares vesting in equal monthly installments over the following thirty-six (36) months, in each case subject to Dr. Fisher’s Continuous Service (as defined in the 2020 Plan) through each vesting date.

We did not issue any stock options during the three months ended June 30, 2020.

Options outstanding that have vested as of June 30, 2021 and options that are expected to vest subsequent to June 30, 2021 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	87,210	$8.83	8.29
Expected to vest	926,449	$2.76	9.43
Total	1,013,659

A summary of stock option activity during the three months ended June 30, 2021 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2021	844,089	$1.28 - 142.50	$3.07
Exercised	(11,562)	$2.45	$2.45
Granted	266,888	$5.17	$5.17
Cancelled/Expired	(85,756)	$2.45 - 18.75	$7.22
Stock options outstanding at June 30, 2021	1,013,659	$1.28 - 142.50	$2.76
Stock options exercisable at June 30, 2021	87,210	$1.28 - 142.50	$8.83

On June 30, 2021, our stock options had an intrinsic value of approximately $1,664,000 based on our closing share price of $4.92 on that date.

At June 30, 2021, there was approximately $3,722,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 7.7 years.

9. WARRANTS

During the three months ended June 30, 2021 and 2020, we did not issue any warrants.

A summary of warrant activity during the three months ended June 30, 2021 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2021	1,991,973	$1.50 - 99.00	$5.23
Exercised	(1,206,721)	$1.50 – 2.50	$2.21
Cancelled/Expired	(199,111)	$1.50 – 2.75	$2.74
Warrants outstanding at June 30, 2021	586,141	$1.50 – 99.00	$12.28
Warrants exercisable at June 30, 2021	586,141	$1.50 – 99.00	$12.28

10. GOVERNMENT CONTRACTS AND RELATED REVENUE RECOGNITION

We entered into the following contracts with the National Cancer Institute, or NCI, part of the National Institutes of Health, or NIH, over the past two years:

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

We recorded $114,849 of government contract revenue on the Phase 2 Melanoma Cancer Contract in the three months ended June 30, 2021. That revenue related to work performed in the three months ended March 31, 2021 that had previously been recorded as deferred revenue as a result of falling short on certain milestones. We then achieved those March period milestones in the June quarter and therefore recorded the previously deferred revenue as government contract revenue. We recorded the invoice related to the June period as deferred revenue since we fell short of certain milestones related to that period.

We did not record any government contract revenue during the three months ended June 30, 2020 as we did not achieve certain milestones for that period.

Subaward with University of Pittsburgh

In 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award is $256,750. We recorded $17,117 of revenue related to this subaward in the three months ended June 30, 2021.

11. SEGMENTS

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

The following tables set forth certain information regarding our segments:

	Three Months Ended June 30,
	2021	2020
Revenues:
Aethlon	$131,966	$–
ESI	–	–
Total Revenues	$131,966	$–

Operating Losses:
Aethlon	$(2,092,638)	$(1,406,103)
ESI	(5,675)	(4,315)
Total Operating Loss	$(2,098,313)	$(1,410,418)

Net Losses:
Aethlon	$(2,092,763)	$(1,406,831)
ESI	(5,675)	(4,315)
Net Loss Before Non-Controlling Interests	$(2,098,438)	$(1,411,146)

Cash:
Aethlon	$25,171,482	$15,721,419
ESI	197	197
Total Cash	$25,171,679	$15,721,616

Total Assets:
Aethlon	$25,866,814	$16,427,057
ESI	197	197
Total Assets	$25,867,011	$16,427,254

Capital Expenditures:
Aethlon	$38,374	$17,809
ESI	–	–
Capital Expenditures	$38,374	$17,809

Depreciation and Amortization:
Aethlon	$11,666	$8,770
ESI	–	–
Total Depreciation and Amortization	$11,666	$8,770

Interest Expense:
Aethlon	$(125)	$(728)
ESI	–	–
Total Interest Expense	$(125)	$(728)

12. COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” as contained in our Annual Report on Form 10-K for the year ended March 31, 2021, filed by us with the SEC on June 24, 2021.

SEPARATION AGREEMENT

On October 30, 2020, we entered into a Separation Agreement with Timothy Rodell, M.D., our former Chief Executive Officer, or the Separation Agreement. Under the Separation Agreement, we agreed to pay Dr. Rodell a total of $444,729 and to cover his medical insurance costs over a twelve-month period that began on November 1, 2020, all in accordance with the terms of his employment agreement with the Company.

The total expense accrued at June 30, 2021 relating to the Separation Agreement, was $167,743 (see Note 7).

LEASE COMMITMENTS

We currently lease approximately 2,600 square feet of executive office space at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123 under a 39-month gross plus utilities lease that commenced on December 1, 2014 and expires on August 31, 2021. We recently extended that lease by one month to September 30, 2021. The current rental rate under the lease extension is $8,265 per month.

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

Rent expense, which is included in general and administrative expenses, approximated $48,000 and $44,000 for the three month periods ended June 30, 2021 and 2020, respectively.

Future minimum lease payments under the Granite Ridge Lease as of June 30, 2021, are as follows:

July 1, 2021 through August 31, 2021	$16,835
Less: discount	n/a
Total lease liability	$16,835

During the fiscal year ended March 31, 2020, we adopted ASU Topic 842 on April 1, 2019 utilizing the alternative transition method allowed for under this guidance. As a result, we recorded lease liabilities and right-of-use lease assets of $228,694 on our balance sheet as of April 1, 2019. The lease liabilities represent the present value of the remaining lease payments of our corporate headquarters lease, discounted using our incremental borrowing rate as of April 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities and the cumulative difference between rent expense and amounts paid under its corporate headquarters lease. We also elected the short-term lease recognition exemption for our laboratory lease. For the laboratory lease that qualified as short-term, we did not recognize right-of-use assets or lease liabilities at adoption.

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space. The agreement carries a term of 63 months and we will commence paying rent when we take occupancy of those spaces, which is expected to occur in the second half of 2021. Upon taking occupancy of the space, we will record lease liabilities and right-of-use lease assets related to this agreement on our balance sheet. We estimate that the present value of the contractual payments under the lease agreement to be approximately $806,000.

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

13. SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2021 through the date that the accompanying condensed consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, completion of our capital-raising activities, our ability to maintain our Nasdaq listing, U.S. Food and Drug Administration, or FDA, approval of our products, other regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of our filings with the Securities and Exchange Commission, or the Commission. The forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

Overview

We are a medical technology company focused on developing products to diagnose and treat life and organ threatening diseases. The Aethlon Hemopurifier®, or Hemopurifier, is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier is designed to deplete the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The FDA has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

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

On June 17, 2020, the FDA approved a supplement to the Company’s open IDE for the Company’s Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. This study is designed to enroll up to 40 subjects at up to 20 centers in the U.S.  Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU and will have acute lung injury and/or severe or life threatening disease among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes. The Company is currently recruiting sites to conduct this trial.

We are also the majority owner of ESI, a company focused on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases. Included among ESI’s activities is the advancement of a TauSome™ biomarker candidate to diagnose chronic traumatic encephalopathy, or CTE, in the living. ESI previously documented TauSome levels in former NFL players to be nine times higher than same age-group control subjects. Through ESI, we are also developing exosome based biomarkers in patients with, or at risk for, a number of cancers. We consolidate ESI’s activities in our consolidated financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

Government Contract Revenues

We entered into the following contract with the NCI, part of the NIH, over the past two years:

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

We recorded $114,849 of government contract revenue on the Phase 2 Melanoma Cancer Contract in the three months ended June 30, 2021.  That revenue related to work performed in the three months ended March 31, 2021 that had previously been recorded as deferred revenue as a result of falling short on certain milestones. We then achieved those March period milestones in the June quarter and therefore recorded the previously deferred revenue as government contract revenue. We recorded the invoice related to the June period as deferred revenue since we fell short of certain milestones related to that period.

We did not record any government contract revenue during the three month period ended June 30, 2020 as we did not achieve certain milestones for that period.

Subaward with University of Pittsburgh

In 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award is $256,750. We recorded $17,117 of revenue related to this subaward in the three months ended June 30, 2021.

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2021 were $2,230,279, compared to $1,410,418 for the three months ended June 30, 2020. This increase of $819,861, or 58.1%, in the 2021 period was due to increases in payroll and related expenses of $579,831, in general and administrative expenses of $220,845, and in professional fees of $19,185.

The $579,831 increase in payroll and related expenses was primarily due to the combination of a $233,858 increase in our R&D payroll as the result of hiring additional scientists, a $210,216 bonus payment to our CEO as the result of achieving certain milestones in his employment contract, a $63,884 increase in general and administrative payroll expense as the result of additional headcount and a $35,947 increase in our stock-based compensation.

The $220,845 increase in general and administrative expenses was primarily due to a $132,542 increase in our subcontractor expenses related to our government contracts and a $73,800 increase in our insurance expenses.

The $19,185 increase in our professional fees was primarily due to a $50,306 increase in our legal fees which was partially offset by a $21,962 decrease in our scientific consulting expenses and a $5,984 decrease in our accounting expenses.

Other Expense

Other expense during the three months ended June 30, 2021 and 2020 consisted of interest expense only as follows:

Interest Expense

Interest expense was $125 and $728 for the three months ended June 30, 2021 and 2020, respectively.

	Three Months Ended	Three Months Ended
	6/30/21	6/30/20	Change
Interest Expense	$125	$728	$(603)
Total Interest Expense	$125	$728	$(603)

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased to approximately $2,097,000 in the three months ended June 30, 2021, from approximately $1,410,000 in the three months period ended June 30, 2020.

Basic and diluted loss attributable to common stockholders were ($0.16) for the three months period ended June 30, 2021, compared to ($0.15) for the three months period ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, we had a cash balance of $25,171,679 and working capital of $24,416,467. This compares to a cash balance of $9,861,575 and working capital of $8,976,512 at March 31, 2021. We expect our existing cash as of June 30, 2021 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements.

The primary sources of our increase in cash during the three months ended June 30, 2021 resulted from our Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright and our registered direct financing through Maxim Group LLC. The cash raised from those activities is noted below:

Common Stock Sales Agreement with H.C. Wainwright & Co., LLC

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

Sales of the shares, if any, under the Offering Agreement will be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed with Wainwright. We have no obligation to sell any of the shares, and, at any time, we may suspend offers under the Offering Agreement or terminate the agreement.

In the three months ended June 30, 2021, we raised aggregate net proceeds under the Offering Agreement described above of $4,947,785, net of $126,922 in commissions to Wainwright and $2,154 in other offering expense through the sale of 626,000 shares of our common stock at an average price of $7.90 per share of net proceeds. No further sales may be made under the agreement.

Registered Direct Financing

In the three months ended June 30, 2021, we sold an aggregate of 1,380,555 shares of our common stock at a purchase price per share of $9.00, for aggregate net proceeds to us of $11,659,044 after deducting fees payable to Maxim Group LLC, the placement agent and other offering expenses. These shares were sold through a securities purchase agreement with certain institutional investors, The shares were issued pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the SEC on March 19, 2020, and was declared effective on March 30, 2020 (File No. 333-237269) and a prospectus supplement thereunder.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the three months ended
	June 30, 2021	June 30, 2020
Cash provided by (used in):
Operating activities	$(2,072)	$(1,102)
Investing activities	(38)	(18)
Financing activities	17,420	7,237
Net increase (decrease) in cash	$15,310	$6,117

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $2,072,000 in the three month period ended June 30, 2021, compared to approximately $1,102,000 in the three month period ended June 30, 2020.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $38,000 of cash to purchase laboratory and office equipment in the three months ended June 30, 2021, compared to approximately $18,000 in the three month period ended June 30, 2020.

NET CASH PROVIDED BY FINANCING ACTIVITIES. During the three months ended June 30, 2021, we raised approximately $17,456,000 from the issuance of common stock. That source of cash from our financing activities was partially offset by the use of approximately $36,000 to pay for the tax withholding on restricted stock units, for an aggregate increase of cash provided by financing activities of approximately $17,420,000.

During the three months ended June 30, 2020, we raised approximately $7,261,000 from the issuance of common stock. That source of cash from our financing activities was partially offset by the use of approximately $24,000 to pay for the tax withholding on restricted stock units, for an aggregate increase of cash provided by financing activities of approximately $7,237,000.

As of the date of this filing, we plan to invest significantly into purchases of our raw materials and in our internal manufacturing facility for our clinical trials.

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

There have been no changes to our critical accounting policies as disclosed in our Form 10-K for the year ended March 31, 2021.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2021, we did not have any off-balance sheet arrangements.

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

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. For a discussion of our potential risks and uncertainties, please see the information listed in the item captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

For example, in the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, among other things, reduced and/or limited Medicare reimbursement to certain providers. However, on December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business. The Budget Control Act of 2011, as amended by subsequent legislation, further reduces Medicare’s payments to providers by two percent through fiscal year 2030. However, COVID-19 relief legislation suspended the two percent Medicare sequester from May 1, 2020 through December 31, 2021. These reductions may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Legislation could be adopted in the future that limits payments for our products from governmental payors. It is possible that additional governmental action is taken to address the COVID-19 pandemic. In addition, commercial payors such as insurance companies, could adopt similar policies that limit reimbursement for medical device manufacturers’ products. Therefore, it is possible that our product or the procedures or patient care performed using our product will not be reimbursed at a cost-effective level. We face similar risks relating to adverse changes in reimbursement procedures and policies in other countries where we may market our products. Reimbursement and healthcare payment systems vary significantly among international markets. Our inability to obtain international reimbursement approval, or any adverse changes in the reimbursement policies of foreign payors, could negatively affect our ability to sell our products and have a material adverse effect on our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any unregistered securities during the three months ended June 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have no disclosure applicable to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation.	S-3	333-211151	3.1	May 5, 2016

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Common Stock Purchase Warrant dated August 29, 2012.	8-K	000-21846	4.1	September 6, 2012

4.3	Form of Common Stock Purchase Warrant dated October, November and December 2012.	10-Q	000-21846	4.1	February 12, 2013

4.4	Form of Common Stock Purchase Warrant dated June 14, 2013.	10-Q	000-21846	4.1	August 13, 2013

4.5	Form of Common Stock Purchase Warrant dated June 24, 2014.	8-K	000-21846	4.1	June 30, 2014

4.6	Form of Common Stock Purchase Warrant dated July 24, 2014.	8-K	000-21846	4.1	July 28, 2014

4.7	Form of Common Stock Purchase Warrant dated August and September 2014.	10-Q	000-21846	4.3	November 10, 2014

4.8	Form of Warrant to Purchase Common Stock dated June 25, 2015.	8-K	000-21846	4.1	June 24, 2015

4.9	Form of Purchase Agent Warrant dated June 25, 2015.	8-K	000-21846	4.1	June 26, 2015

4.10	Form of Warrant Agreement dated March 27, 2017.	8-K	001-37487	4.1	March 22, 2017

4.11	Form of Warrant dated _______, 2017.	S-1/A	333-219589	4.29	September 18, 2017

4.12	Form of Placement Agent Warrant dated _______, 2017.	S-1/A	333-219589	4.30	September 22, 2017

4.13	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.14	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.15	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X
31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X
32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X
32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: August 9, 2021	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

