Form 10-Q
period 2021-09-30
AETHLON MEDICAL INC
filed 2021-11-09
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

COMMISSION FILE NUMBER 001-37487

AETHLON MEDICAL, INC.

(Exact name of registrant as specified in its charter)

nevada	13-3632859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11555 SORRENTO VALLEY ROAD, SUITE 203, SAN DIEGO, CA	92121
(Address of principal executive office10s)	(Zip Code)

(619) 941-0360

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AEMD	The Nasdaq Capital Market

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

As of November 5, 2021, the registrant had outstanding 15,397,299 shares of common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$23,224,925	$9,861,575
Accounts receivable	131,966	149,082
Prepaid expenses and other current assets	212,308	341,081
Total current assets	23,569,199	10,351,738

Property and equipment, net	213,625	160,976
Right-of-use lease asset	–	40,363
Patents, net	2,476	56,954
Restricted cash	46,726	46,726
Deposits	42,159	12,159
Total assets	$23,874,185	$10,668,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$254,176	$337,678
Due to related parties	134,207	118,520
Deferred revenue	114,849	114,849
Lease liability, current portion	–	42,543
Other current liabilities	471,117	761,636
Total current liabilities	974,349	1,375,226

Commitments and Contingencies (Note 12)	–	–

Stockholders’ Equity
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 15,397,299 and 12,150,597 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	15,399	12,152
Additional paid-in capital	147,041,683	129,331,542
Accumulated deficit	(124,018,372)	(119,913,090)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	23,038,710	9,430,604

Noncontrolling interests	(138,874)	(136,914)

Total stockholders’ equity	22,899,836	9,293,690

Total liabilities and stockholders’ equity	$23,874,185	$10,668,916

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020

REVENUES

Government contract revenue	$131,966	$–	$263,932	$–

OPERATING EXPENSES

Professional fees	649,460	656,396	1,232,929	1,220,680
Payroll and related expenses	805,608	560,244	1,822,350	997,155
General and administrative	685,702	554,749	1,315,895	964,700
Total operating expenses	2,140,770	1,771,389	4,371,174	3,182,535
OPERATING LOSS	(2,008,804)	(1,771,389)	(4,107,242)	(3,182,535)

NET LOSS	(2,008,804)	(1,771,389)	(4,107,242)	(3,182,535)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(825)	(825)	(1,960)	(1,688)

NET LOSS ATTRIBUTABLE TO AETHLON MEDICAL, INC.	$(2,007,979)	$(1,770,564)	$(4,105,282)	$(3,180,847)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.13)	$(0.15)	$(0.29)	$(0.29)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,386,486	12,070,592	14,114,639	10,845,049

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended September 30, 2021 and 2020

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY
BALANCE - MARCH 31, 2021	12,150,597	$12,152	$129,331,542	$(119,913,090)	$(136,914)	$9,293,690

Issuances of common stock for cash under at the market program	626,000	626	4,947,159	–	–	4,947,785

Issuances of common stock for cash in registered direct financing	1,380,555	1,381	11,657,663	–	–	11,659,044

Issuances of common stock for cash under warrant exercises	531,167	531	820,407	–	–	820,938

Issuances of common stock for cash under stock option exercises	11,562	11	28,314	–	–	28,325

Issuances of common stock under cashless warrant exercises	675,554	676	(676)	–	–	–

Issuance of common shares upon vesting of restricted stock units	10,932	11	(35,797)	–	–	(35,786)

Stock-based compensation expense	–	–	120,154	–	–	120,154

Net loss	–	–	–	(2,097,303)	(1,135)	(2,098,438)

BALANCE - June 30, 2021	15,386,367	15,388	146,868,766	(122,010,393)	(138,049)	24,735,712

Issuance of common shares upon vesting of restricted stock units	10,932	11	(28,145)	–	–	(28,134)

Stock-based compensation expense	–	–	201,062	–	–	201,062

Net loss	–	–	–	(2,007,979)	(825)	(2,008,804)

BALANCE - September 30, 2021	15,397,299	$15,399	$147,041,683	$(124,018,372)	$(138,874)	$22,899,836

Continued on following page

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY
BALANCE - MARCH 31, 2020	9,366,873	$9,368	$121,426,563	$(112,026,381)	$(132,124)	$9,277,426

Issuances of common stock for cash under at the market program	2,685,600	2,686	7,258,183	–	–	7,260,869

Issuance of common shares upon vesting of restricted stock units	17,920	18	(24,269)	–	–	(24,251)

Stock-based compensation expense	–	–	84,207	–	–	84,207

Net loss	–	–	–	(1,410,283)	(863)	(1,411,146)

BALANCE JUNE 30, 2020	12,070,393	12,072	128,744,684	(113,436,664)	(132,987)	15,187,105

Issuance of common shares upon vesting of restricted stock units	17,920	17	(16,145)	–	–	(16,128)

Stock-based compensation expense	–	–	167,042	_	–	167,042

Net loss	–	–	–	(1,770,564)	(825)	(1,771,389)

BALANCE SEPTEMBER 30, 2020	12,088,313	$12,089	$128,895,581	$(115,207,228)	$(133,812)	$13,566,630

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2021 and 2020

(Unaudited)

	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020

Cash flows used in operating activities:
Net loss	$(4,107,242)	$(3,182,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,690	18,041
Stock based compensation	321,216	251,249
Accretion of right-of-use lease asset	(2,180)	(956)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	98,772	62,426
Accounts receivable	17,116	94,880
Accounts payable and other current liabilities	(374,020)	(24,230)
Deferred revenue	–	407,022
Due to related parties	15,687	45,202
Net cash used in operating activities	(3,949,961)	(2,328,901)

Cash flows used in investing activities:
Purchases of property and equipment	(78,861)	(23,137)
Net cash used in investing activities	(78,861)	(23,137)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock, net	17,456,092	7,260,869
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(63,920)	(40,379)
Net cash provided by financing activities	17,392,172	7,220,490

Net increase in cash	13,363,350	4,868,452

Cash at beginning of period	9,861,575	9,604,780

Cash at end of period	$23,224,925	$14,473,232

Supplemental disclosures of cash flow information:

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock under cashless warrant exercises	$676	$–
Par value of shares issued for vested restricted stock units	$22	$35

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2021

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

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda). The primary endpoint for the EFS, which is designed to enroll 10 to 12 subjects at a single center, is safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This study, which is being conducted at the UPMC Hillman Cancer Center in Pittsburgh, PA, has treated one patient and is in the process of recruiting additional patients.

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

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study is designed to enroll up to 40 subjects at up to 20 centers in the U.S. Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and will have acute lung injury and/or severe or life-threatening disease, among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes (NCT # 04595903). Under Single Patient Emergency Use regulations, the Company has also treated two patients with COVID-19 with the Hemopurifier.

In September 2021, we entered into an agreement with PPD, Inc., or PPD, a leading global contract research organization, or CRO, to oversee our U.S. clinical studies investigating the Hemopurifier for critically ill COVID-19 patients. Together with PPD, we are currently advancing site readiness for Cooper Medical Center, Loma Linda Medical Center, Hoag Hospitals in Southern California, University of California Davis, Virginia Commonwealth University Medical Center, University of Miami Medical Center, and Thomas Jefferson Medical Center. Additionally, we obtained institutional research board approval and have entered into a clinical trial agreement with Stanford Hospital and we are in discussions to bring on board other key U.S. medical centers.

We also obtained ethics review board approval and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location.

We are also the majority owner of Exosome Sciences, Inc., or ESI, a company formed to focus on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases. We consolidate ESI’s activities in our consolidated financial statements.

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

Our executive offices are located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121. Our telephone number is (619) 941-0360. Our website address is www.aethlonmedical.com.

Our common stock is listed on the Nasdaq Capital Market under the symbol “AEMD.”

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended September 30, 2021, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission, or SEC Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 24, 2021. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial statements as of and for the six months ended September 30, 2021, and the condensed consolidated statement of cash flows for the six months ended September 30, 2021. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2021 has been derived from the audited consolidated balance sheet at March 31, 2021, contained in the above referenced 10-K. The results of operations for the six months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain prior year balances within the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of September 30, 2021 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

Restricted Cash

To comply with the terms of our laboratory and office lease, we caused our bank to issue a standby letter of credit, or the L/C, in the amount of $46,726 in favor of the landlord. The L/C is in lieu of a security deposit. In order to support the L/C, we agreed to have our bank withdraw $46,726 from our operating accounts and to place that amount in a restricted certificate of deposit. We have classified that amount as restricted cash, a long-term asset, on our balance sheet.

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

As of September 30, 2021 and 2020, an aggregate of 1,616,866 and 2,620,567 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants and unvested restricted stock units, were excluded, as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three and six month periods ended September 30, 2021 and 2020, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	September 30,	September 30,
	2021	2020
Three months ended	$478,201	$508,897
Six months ended	$1,045,539	$884,985

4. RECENT ACCOUNTING PRONOUNCEMENTS

None.

5. EQUITY TRANSACTIONS IN THE SIX MONTHS ENDED SEPTEMBER 30, 2021

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

In the six months ended September 30, 2021, we raised aggregate net proceeds under the Offering Agreement described above of $4,947,785, net of $126,922 in commissions to Wainwright and $2,154 in other offering expense through the sale of 626,000 shares of our common stock at an average price of $7.90 per share of net proceeds. No further sales can be made under the Offering Agreement.

Registered Direct Financing

In the six months ended September 30, 2021, we sold an aggregate of 1,380,555 shares of our common stock at a purchase price per share of $9.00, for aggregate net proceeds to us of $11,659,044 after deducting fees payable to Maxim Group LLC, the placement agent and other offering expenses. These shares were sold through a securities purchase agreement with certain institutional investors. The shares were issued pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the SEC on March 19, 2020, and was declared effective on March 30, 2020 (File No. 333-237269) and a prospectus supplement thereunder.

Warrant Exercises

In the six months ended September 30, 2021, pursuant to the exercise of outstanding warrants to purchase 531,167 shares of our common stock, we received proceeds in the amount of $820,938 from institutional investors.

Also in the six months ended September 30, 2021, pursuant to the exercise of 874,664 outstanding warrants on a cashless basis, we issued 675,554 shares of our common stock. The difference of 199,110 shares of common stock issuable pursuant to the warrants were cancelled.

Stock Option Exercises

In the six months ended September 30, 2021, former employees paid us an aggregate of $28,325 for the exercise of outstanding options to purchase 11,562 shares of our common stock.

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

In September 2021, 18,221 vested RSUs held by our non-employee directors were exchanged into the same number of shares of our common stock. All three non-employee directors elected to return 40% of their vested RSUs in exchange for cash, in order to pay their withholding taxes on the share issuances, resulting in 7,289 of the vested RSUs being cancelled in exchange for $28,134 in aggregate cash proceeds to those independent directors.

RSUs outstanding that have vested as of, and are expected to vest subsequent to, September 30, 2021 are as follows:

Number of RSUs
Vested	–
Expected to vest	36,443
Total	36,443

6. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2021, we accrued unpaid fees of $52,000 owed to our non-employee directors as of September 30, 2021. Amounts due to related parties were comprised of the following items:

	September 30, 2021	March 31, 2021
Accrued Board fees	$52,000	$52,000
Accrued vacation to all employees	82,207	66,520
Total due to related parties	$134,207	$118,520

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	September 30,	March 31,
	2021	2021
Accrued separation expenses for former executive (see Note 12)	$50,249	$284,270
Accrued professional fees	420,868	477,366
Total other current liabilities	$471,117	$761,636

8. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and stock options and the effect on basic and diluted loss per common share during the three and six month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020
Vesting of stock options and restricted stock units	$201,061	$167,042	$321,216	$251,249
Total stock-based compensation expense	$201,061	$167,042	$321,216	$251,249

Weighted average number of common shares outstanding – basic and diluted	15,386,486	12,070,592	14,114,639	10,845,049

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.01)	$(0.01)	$(0.02)	$(0.02)

All of the stock-based compensation expense recorded during the six months ended September 30, 2021 and 2020, an aggregate of $321,216 and $251,249, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations. Stock-based compensation expense recorded during the six months ended September 30, 2021 and 2020 represented an impact on basic and diluted loss per common share of $(0.02) and $(0.02), respectively.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the six months ended September 30, 2021 was insignificant.

Stock Option Activity

During the six months ended September 30, 2021, we issued a stock option grant to our Chief Executive Officer, or CEO, for the purchase of 266,888 shares of our common stock under our 2020 Plan. The purchase price for the shares subject to the option is $5.17 per share, the fair market value of the common stock on the date of the grant. The shares subject to the option are subject to vesting over four years, commencing on the date of grant, or Vesting Commencement Date, with twenty-five percent (25%) of the shares subject to the option vesting on the first anniversary of the Vesting Commencement Date and the remaining shares vesting in equal monthly installments over the following thirty-six (36) months, in each case subject to Dr. Fisher’s Continuous Service (as defined in the 2020 Plan) through each vesting date.

From February 2020 through May 2020, our compensation committee granted 521,476 stock options that were contingent upon stockholder approval of the 2020 Plan at the Aethlon 2020 Annual Meeting of Stockholders. Upon approval of the 2020 Plan at that meeting, these option grants were considered effective and no longer contingent as of that date.

Under the 2020 Plan, up to 1,842,556 shares of common stock are authorized for issuance, pursuant to the grant of stock options, RSUs or other forms of stock-based compensation.

Stock options outstanding that have vested as of September 30, 2021 and stock options that are expected to vest subsequent to September 30, 2021 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	87,685	$8.10	7.98
Expected to vest	908,896	$2.78	9.19
Total	996,581

A summary of stock option activity during the six months ended September 30, 2021 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2021	844,089	$1.28 - 142.50	$3.07
Exercised	(11,562)	$2.45	$2.45
Granted	266,888	$5.17	$5.17
Cancelled/Expired	(102,834)	$2.45 – 25.20	$6.83
Stock options outstanding at September 30, 2021	996,581	$1.28 - 142.50	$3.25
Stock options exercisable at September 30, 2021	87,685	$1.28 - 142.50	$7.98

On September 30, 2021, our outstanding stock options had an intrinsic value of approximately $610,000 based on our closing share price of $3.86 on that date.

At September 30, 2021, there was approximately $3,521,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 4.4 years.

9. WARRANTS

During the six months ended September 30, 2021 and 2020, we did not issue any warrants.

A summary of warrant activity during the six months ended September 30, 2021 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2021	1,991,973	$1.50 – 99.00	$5.23
Exercised	(1,206,721)	$1.50 – 2.50	$2.21
Cancelled/Expired	(201,410)	$2.50 – 99.00	$3.73
Warrants outstanding at September 30, 2021	583,842	$1.50 – 91.50	$11.97
Warrants exercisable at September 30, 2021	583,842	$1.50 – 91.50	$11.97

10. GOVERNMENT CONTRACTS AND RELATED REVENUE RECOGNITION

We entered into the following contract with the National Cancer Institute, or NCI, part of the National Institutes of Health, or NIH, over the past two years:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the NCI awarded to us an SBIR Phase II Award Contract, for NIH/NCI Topic 359, entitled “A Device Prototype for Isolation of Melanoma Exosomes for Diagnostics and Treatment Monitoring”, or the Award Contract. The Award Contract amount is $1,860,561 and, as amended, runs for the period from September 16, 2019 through September 15, 2022.

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

We recorded $229,698 of government contract revenue on the Phase 2 Melanoma Cancer Contract in the six months ended September 30, 2021. That revenue related to work performed in the three months ended March 31, 2021 and June 30, 2021 that had previously been recorded as deferred revenue as a result of falling short on certain milestones. We then achieved those March period milestones in the June quarter and the June period milestones in the September quarter and therefore recorded the previously deferred revenue as government contract revenue in the quarter ended September 30, 2021. We recorded the invoice related to the September 30, 2021 period as deferred revenue, since we fell short of certain milestones related to that period.

We did not record any government contract revenue during the six months ended September 30, 2020 as we did not achieve certain milestones for that period.

Subaward with University of Pittsburgh

In 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award is $256,750. We recorded $34,234 of revenue related to this subaward in the six months ended September 30, 2021.

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

Aethlon’s revenue is generated primarily from government contracts to date and ESI does not have any revenues. We have not included any allocation of corporate overhead to the ESI segment.

The following tables set forth certain information regarding our segments:

	Six Months Ended September 30,
	2021	2020
Revenues:
Aethlon	$263,932	$–
ESI	–	–
Total Revenues	$263,932	$–

Operating Losses:
Aethlon	$(4,097,441)	$(3,174,095)
ESI	(9,801)	(8,440)
Total Operating Loss	$(4,107,242)	$(3,182,535)

Net Losses:
Aethlon	$(4,097,441)	$(3,174,095)
ESI	(9,801)	(8,440)
Net Loss Before Non-Controlling Interests	$(4,107,242)	$(3,182,535)

Cash:
Aethlon	$23,224,728	$14,473,035
ESI	197	197
Total Cash	$23,224,925	$14,473,232

Total Assets:
Aethlon	$23,873,988	$15,056,193
ESI	197	197
Total Assets	$23,874,185	$15,056,390

Capital Expenditures:
Aethlon	$78,861	$23,137
ESI	–	–
Capital Expenditures	$78,861	$23,137

Depreciation and Amortization:
Aethlon	$80,690	$18,041
ESI	–	–
Total Depreciation and Amortization	$80,690	$18,041

12. COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On September 29, 2021, we entered into an agreement with PPD, Inc., a leading global contract research organization, for PPD to oversee our clinical studies investigating the Hemopurifier (the PPD Agreement). Pursuant to the PPD Agreement, PPD agreed to manage our ongoing study of the Hemopurifier for patients who are critically ill with COVID-19 (NCT04595903), with the option for the parties to agree to include additional studies under the PPD Agreement. The agreement has a five year term, but may be extended by mutual agreement. The PPD Agreement also may be terminated by Aethlon without cause upon 30 days’ prior written notice and may be terminated by either party following notice for breach or insolvency of the other party.

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

The total expense accrued at September 30, 2021 relating to the Separation Agreement, was $50,249 (see Note 7).

LEASE COMMITMENTS

In September 2021, our lease of approximately 2,600 square feet of executive office space at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123 expired.

We rent approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121 at the rate of $6,148 per month on a one-year lease that originally was to expire on November 30, 2020. In December 2020, we entered into a short-term lease extension running from December 1, 2020 through the completion date of our construction of our new laboratory space which is adjacent to our current laboratory and is expected to be completed in the December 2021 quarter.

In addition, we rent a mobile clean room on a short term basis where we will house our manufacturing operations until our permanent manufacturing space is completed. We paid approximately $59,000 in rent expense to lease the mobile clean room during the three months ended September 30, 2021.

Overall, our rent expense, which is included in general and administrative expenses, approximated $167,000 and $94,000 for the six month periods ended September 30, 2021 and 2020, respectively.

During the fiscal year ended March 31, 2020, we adopted ASU Topic 842 on April 1, 2019 utilizing the alternative transition method allowed for under this guidance. As a result, we recorded lease liabilities and right-of-use lease assets of $228,694 on our balance sheet as of April 1, 2019 related to our former office located at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123. The lease liabilities represent the present value of the remaining lease payments of our corporate headquarters lease, discounted using our incremental borrowing rate as of April 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities and the cumulative difference between rent expense and amounts paid under our corporate headquarters lease.

We also elected the short-term lease recognition exemption for our laboratory lease and therefore, we did not recognize right-of-use assets or lease liabilities at adoption.

As the corporate office lease has ended, as of September 30, 2021, we no longer carried any right-of-use lease assets or lease liabilities.

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space. The agreement carries a term of 63 months and we will commence paying rent when we take occupancy of those spaces, which is expected to occur in the fourth quarter of 2021. We are currently operating out of the office space located at 11555 Sorrento Valley Road, Suite 203, San Diego, CA 92121, while construction is being completed.

Upon taking occupancy of the new lab and office spaces, we will record lease liabilities and right-of-use lease assets related to this agreement on our balance sheet. We estimate that the present value of the contractual payments under the lease agreement to be approximately $806,000.

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

In October 2021, we entered into another lease for an initial period of 58 months for (i) approximately 22,260 square feet of space located at 11588 Sorrento Valley Road, San Diego, California 92121 (the “Building”) and (ii) 2,655 square feet of space located in the Building and commonly known as Suite 18 to house our manufacturing operations (see Note 13). That manufacturing space is located at 11588 Sorrento Valley Road, San Diego, California 92121 and it is near our new lab and office locations. We anticipate that the landlord will complete construction on this new space in the second or third quarter of 2022 and we will take occupancy at that time. The initial base rent for the manufacturing space will be $12,080 per month.

The lease for the manufacturing space required us to post a standby letter of credit in favor of the landlord in the amount of $40,780 in lieu of a security deposit. We arranged for our bank to issue the standby letter of credit in October 2021 and transferred a like amount to a restricted certificate of deposit which secured the bank’s risk in issuing that letter of credit. We will classify that restricted certificate of deposit on our balance sheet as restricted cash.

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

13. SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2021 through the date that the accompanying condensed consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

New Lease Arrangement

In October 2021, we entered into another lease for an initial period of 58 months for (i) approximately 22,260 square feet of space located at 11588 Sorrento Valley Road, San Diego, California 92121 (the “Building”) and (ii) 2,655 square feet of space located in the Building and commonly known as Suite 18 to house our manufacturing operations (see Note 12). That manufacturing space is located near our new lab and office locations. We anticipate that the landlord will complete construction on this new space in the second or third quarter of 2022 and we will take occupancy at that time. The initial base rent for the manufacturing space will be $12,080 per month.

The lease for the manufacturing space required us to post a standby letter of credit in favor of the landlord in the amount of $40,780 in lieu of a security deposit. We arranged for our bank to issue the standby letter of credit in October 2021 and transferred a like amount to a restricted certificate of deposit which secured the bank’s risk in issuing that letter of credit. We will classify that restricted certificate of deposit on our balance sheet as restricted cash.

Clinical Trial in India

In October 2021, we obtained ethics review board approval and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India for a Covid-19 clinical trial at that location.

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

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, completion of our capital-raising activities, our ability to maintain our Nasdaq listing, FDA, approval of our products, other regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of our filings with the Securities and Exchange Commission, or the Commission. The forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

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

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda). The primary endpoint for the EFS, which is designed to enroll 10-12 subjects at a single center, is safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This study, which will be conducted at the UPMC Hillman Cancer Center in Pittsburgh, PA, has treated one patient and is in the process of recruiting additional patients.

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

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study is designed to enroll up to 40 subjects at up to 20 centers in the U.S. Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and will have acute lung injury and/or severe or life-threatening disease, among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes (NCT # 04595903). Under Single Patient Emergency Use regulations, the Company has also treated two patients with COVID-19 with the Hemopurifier.

In September 2021, we entered into an agreement with PPD, Inc., a leading global contract research organization (CRO), to oversee our US clinical studies investigating the Hemopurifier for critically ill COVID-19 patients. Together with PPD, we are currently advancing site readiness for Cooper Medical Center, Loma Linda Medical Center, Hoag Hospitals in Southern California, University of California Davis, Virginia Commonwealth University Medical Center, University of Miami Medical Center, and Thomas Jefferson Medical Center. Additionally, we obtained institutional research board approval and have entered into a clinical trial agreement with Stanford Hospital and we are in discussions to bring on board other key U.S. medical centers.

We also obtained ethics review board approval and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location.

We are also the majority owner of ESI, a company formed to focus on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases. We consolidate ESI’s activities in our consolidated financial statements.

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

We were formed on March 10, 1999. Our executive offices are located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121. Our telephone number is (619) 941-0360. Our website address is www.aethlonmedical.com.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act, and must file reports, proxy statements and other information with the Commission. The Commission maintains a web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our headquarters are located at 11555 Sorrento Valley Road, Suite 203, San Diego, CA 92121. Our phone number at that address is (858) 459-7800. Our website is http://www.aethlonmedical.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Government Contract Revenues

We entered into the following contract with the NCI, part of the NIH, over the past two years:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the NCI awarded to us an SBIR Phase II Award Contract, for NIH/NCI Topic 359, entitled “A Device Prototype for Isolation of Melanoma Exosomes for Diagnostics and Treatment Monitoring”, or the Award Contract. The Award Contract amount is $1,860,561 and, as amended, runs for the period from September 16, 2019 through September 15, 2022.

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

We recorded $114,849 of government contract revenue on the Phase 2 Melanoma Cancer Contract in the three months ended September 30, 2021. That revenue related to work performed in the three months ended June 30, 2021 that had previously been recorded as deferred revenue as a result of falling short on certain milestones. We then achieved those June period milestones during the three months ended September 30, 2021 and therefore recorded the previously deferred revenue as government contract revenue in the quarter ended September 30, 2021. We recorded the invoice related to the September 30, 2021 period as deferred revenue, since we fell short of certain milestones related to that period.

We did not record any government contract revenue during the three months ended September 30, 2020 as we did not achieve certain milestones for that period.

Subaward with University of Pittsburgh

In 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award is $256,750. We recorded $17,117 of revenue related to this subaward in the six months ended September 30, 2021.

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2021 were $2,140,770, compared to $1,771,389 for the three months ended September 30, 2020. This increase of $369,381, or 20.9%, in the 2021 period was due to increases in payroll and related expenses of $245,364 and in general and administrative expenses of $130,953, which were partially offset by a decrease in professional fees of $6,936.

The $245,364 increase in payroll and related expenses was primarily due to the combination of a $101,089 increase in our research and development payroll as the result of hiring additional scientists, a $92,537 increase in general and administrative payroll expense as the result of additional headcount and approximately $18,000 in relocation expenses coupled with a $34,019 increase in our stock-based compensation.

The $130,953 increase in general and administrative expenses was primarily due to a $72,075 increase in our rent expense, a $54,203 increase in our amortization expense and a $45,621 increase in our insurance expenses, which were partially offset by a $57,260 decrease in our clinical trial expenses.

The $6,936 decrease in our professional fees was primarily due to $61,774 decrease in our scientific consulting expenses and a $34,375 decrease in our directors’ compensation, which were partially offset by a $38,993 increase in our legal fees, a $31,875 increase in recruiting fees and a $14,802 increase in contract labor costs.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased to approximately $2,008,000 in the three months ended September 30, 2021, from approximately $1,771,000 in the three months ended September 30, 2020.

Basic and diluted loss attributable to common stockholders were ($0.13) for the three months ended September 30, 2021, compared to ($0.15) for the three month period ended September 30, 2020.

SIX MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2020

Government Contract Revenues

We entered into the following contract with the NCI, part of the NIH, over the past two years:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the NCI awarded to us an SBIR Phase II Award Contract, for NIH/NCI Topic 359, entitled “A Device Prototype for Isolation of Melanoma Exosomes for Diagnostics and Treatment Monitoring”, or the Award Contract. The Award Contract amount is $1,860,561 and, as amended, runs for the period from September 16, 2019 through September 15, 2022.

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

We recorded $229,698 of government contract revenue on the Phase 2 Melanoma Cancer Contract in the six months ended September 30, 2021. That revenue related to work performed in the three months ended March 31, 2021 and June 30, 2021 that had previously been recorded as deferred revenue as a result of falling short on certain milestones. We then achieved those March period milestones in the June quarter and the June period milestones in the September quarter and therefore recorded the previously deferred revenue as government contract revenue in the quarter ended September 30, 2021. We recorded the invoice related to the September 30, 2021 period as deferred revenue, since we fell short of certain milestones related to that period.

We did not record any government contract revenue during the six months ended September 30, 2020 as we did not achieve certain milestones for that period.

Subaward with University of Pittsburgh

In 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award is $256,750. We recorded $34,234 of revenue related to this subaward in the six months ended September 30, 2021.

Operating Expenses

Consolidated operating expenses for the six months ended September 30, 2021 were $4,371,174, compared to $3,182,535 for the six months ended September 30, 2020. This increase of $1,188,639, or 37.3%, in the 2021 period was due to increases in payroll and related expenses of $825,195, in general and administrative expenses of $351,182, and in professional fees of $12,249.

The $825,195 increase in payroll and related expenses was primarily due to the combination of a $334,947 increase in our research and development payroll as the result of hiring additional scientists, a $210,216 bonus payment to our CEO as the result of achieving certain milestones in his employment contract, a $156,422 increase in general and administrative payroll expense as the result of additional headcount and a $69,966 increase in our stock-based compensation.

The $351,182 increase in general and administrative expenses was primarily due to a $132,542 increase in our subcontractor expenses related to our government contracts, a $119,431 increase in our insurance expenses, a $72,737 increase in our rent expense and a $54,203 increase in our amortization expense.

The $12,249 increase in our professional fees was primarily due to a $89,298 increase in our legal fees, a $31,875 increase in recruiting fees, a $21,788 increase in marketing and investor relations expenses and a $10,898 increase in contract labor costs, which were partially offset by a $83,736 decrease in our scientific consulting expenses, a $52,125 decrease in directors’ fees and a $6,614 decrease in our accounting expenses.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased to approximately $4,107,000 in the six months ended September 30, 2021, from approximately $3,183,000 in the six months ended September 30, 2020.

Basic and diluted loss attributable to common stockholders were ($0.29) for both six month periods ended September 30, 2021 and 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, we had a cash balance of $23,224,925 and working capital of $22,594,850. This compares to a cash balance of $9,861,575 and working capital of $8,976,512 at March 31, 2021. We expect our existing cash as of September 30, 2021 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements.

The primary sources of our increase in cash during the six months ended September 30, 2021 resulted from our Common Stock Sales Agreement with Wainwright and our registered direct financing through Maxim Group LLC. The cash raised from those activities is noted below:

Common Stock Sales Agreement with H.C. Wainwright & Co., LLC

On March 22, 2021, we entered into the Offering Agreement, with Wainwright as sales agent, pursuant to which we may offer and sell shares of our common stock, from time to time as set forth in the Offering Agreement.

The offering has been registered under the Securities Act pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-237269), as previously filed with the SEC and declared effective on March 30, 2020. We filed a prospectus supplement, dated March 22, 2021, with the SEC in connection with the offer and sale of the shares of common stock, pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $5,080,000 from time to time.

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

In the six months ended September 30, 2021, we raised aggregate net proceeds under the Offering Agreement described above of $4,947,785, net of $126,922 in commissions to Wainwright and $2,154 in other offering expense through the sale of 626,000 shares of our common stock at an average price of $7.90 per share of net proceeds. No further sales may be made under the agreement.

Registered Direct Financing

In the six months ended September 30, 2021, we sold an aggregate of 1,380,555 shares of our common stock at a purchase price per share of $9.00, for aggregate net proceeds to us of $11,659,044 after deducting fees payable to Maxim Group LLC, the placement agent and other offering expenses. These shares were sold through a securities purchase agreement with certain institutional investors, The shares were issued pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the SEC on March 19, 2020, and was declared effective on March 30, 2020 (File No. 333-237269) and a prospectus supplement thereunder.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the three months ended
	September 30, 2021	September 30, 2020
Cash provided by (used in):
Operating activities	$(3,950)	$(2,329)
Investing activities	(79)	(23)
Financing activities	17,392	7,220
Net increase (decrease) in cash	$13,363	$4,868

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $3,950,000 in the six months ended September 30, 2021, compared to approximately $2,329,000 in the six months ended September 30, 2020.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $79,000 of cash to purchase laboratory and office equipment in the six months ended September 30, 2021, compared to approximately $23,000 in the six months ended September 30, 2020.

NET CASH PROVIDED BY FINANCING ACTIVITIES. During the six months ended September 30, 2021, we raised approximately $17,456,000 from the issuance of common stock. That source of cash from our financing activities was partially offset by the use of approximately $64,000 to pay for the tax withholding on restricted stock units, for an aggregate increase of cash provided by financing activities of approximately $17,392,000.

During the six months ended September 30, 2020, we raised approximately $7,261,000 from the issuance of common stock. That source of cash from our financing activities was partially offset by the use of approximately $41,000 to pay for the tax withholding on restricted stock units, for an aggregate increase of cash provided by financing activities of approximately $7,220,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2021, we did not have any off-balance sheet arrangements.

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

For example, in the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, among other things, reduced and/or limited Medicare reimbursement to certain providers. However, on December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017. Additionally, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business. The Budget Control Act of 2011, as amended by subsequent legislation, further reduces Medicare’s payments to providers by two percent through fiscal year 2030. However, COVID-19 relief legislation suspended the two percent Medicare sequester from May 1, 2020 through December 31, 2021. These reductions may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Legislation could be adopted in the future that limits payments for our products from governmental payors. In addition, Congress is considering additional health reform measures as part of the current budget reconciliation process. It is also possible that additional governmental action is taken to address the COVID-19 pandemic. In addition, commercial payors such as insurance companies, could adopt similar policies that limit reimbursement for medical device manufacturers’ products. Therefore, it is possible that our product or the procedures or patient care performed using our product will not be reimbursed at a cost-effective level. We face similar risks relating to adverse changes in reimbursement procedures and policies in other countries where we may market our products. Reimbursement and healthcare payment systems vary significantly among international markets. Our inability to obtain international reimbursement approval, or any adverse changes in the reimbursement policies of foreign payors, could negatively affect our ability to sell our products and have a material adverse effect on our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any unregistered securities during the three months ended September 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have no disclosure applicable to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation.	S-3	333-211151	3.1	May 5, 2016

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Warrant Agreement dated March 27, 2017.	8-K	001-37487	4.1	March 22, 2017

4.3	Form of Warrant dated _______, 2017.	S-1/A	333-219589	4.29	September 18, 2017

4.4	Form of Placement Agent Warrant dated _______, 2017.	S-1/A	333-219589	4.30	September 22, 2017

4.5	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.6	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.7	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

10.1¥	Lease between Aethlon Medical, Inc. and San Diego Inspire 5, LLC, effective as of October 27, 2021.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

10.2	Amendment to SBIR Phase II Award Contract, effective as of July 1, 2020, by and among Aethlon Medical, Inc., the National Institutes of Health and the National Cancer Institute.					X

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).					X

¥ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: November 9, 2021	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

