Form 10-Q
period 2021-12-31
AETHLON MEDICAL INC
filed 2022-02-14
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

COMMISSION FILE NUMBER 001-37487

AETHLON MEDICAL, INC.

(Exact name of registrant as specified in its charter)

nevada	13-3632859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11555 SORRENTO VALLEY ROAD, SUITE 203, SAN DIEGO, CA	92121
(Address of principal executive offices)	(Zip Code)

(619) 941-0360

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AEMD	The Nasdaq Capital Market

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

As of February 11, 2022, the registrant had outstanding 15,408,231 shares of common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$20,394,536	$9,861,575
Accounts receivable	131,966	149,082
Prepaid expenses and other current assets	683,722	341,081
Total current assets	21,210,224	10,351,738

Property and equipment, net	254,024	160,976
Right-of-use lease asset	328,869	40,363
Patents, net	2,338	56,954
Restricted cash	87,506	46,726
Deposits	33,305	12,159
Total assets	$21,916,266	$10,668,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$234,118	$337,678
Due to related parties	130,375	118,520
Deferred revenue	229,698	114,849
Lease liability, current portion	53,545	42,543
Other current liabilities	421,956	761,636
Total current liabilities	1,069,692	1,375,226

Lease liability, less current portion	287,221	–
Total liabilities	1,356,913	1,375,226

Stockholders’ Equity
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 15,408,231 and 12,150,597 shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	15,410	12,152
Additional paid-in capital	147,229,134	129,331,542
Accumulated deficit	(126,544,103)	(119,913,090)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	20,700,441	9,430,604

Noncontrolling interests	(141,088)	(136,914)

Total stockholders’ equity	20,559,353	9,293,690

Total liabilities and stockholders’ equity	$21,916,266	$10,668,916

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended December 31, 2021 and 2020

(Unaudited)

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020

REVENUES

Government contract revenue	$17,117	$624,871	$281,049	$624,871

OPERATING EXPENSES

Professional fees	433,404	624,979	1,666,333	1,845,659
Payroll and related expenses	999,500	1,523,650	2,821,850	2,520,805
General and administrative	1,112,159	920,632	2,428,053	1,885,332
Total operating expenses	2,545,063	3,069,261	6,916,236	6,251,796
OPERATING LOSS	(2,527,946)	(2,444,390)	(6,635,187)	(5,626,925)

NET LOSS	(2,527,946)	(2,444,390)	(6,635,187)	(5,626,925)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2,214)	(1,498)	(4,174)	(3,186)

NET LOSS ATTRIBUTABLE TO AETHLON MEDICAL, INC.	$(2,525,732)	$(2,442,892)	$(6,631,013)	$(5,623,739)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.16)	$(0.20)	$(0.46)	$(0.50)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,397,418	12,093,361	14,543,787	11,265,725

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended December 31, 2021 and 2020

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY
BALANCE AT MARCH 31, 2021	12,150,597	$12,152	$129,331,542	$(119,913,090)	$(136,914)	$9,293,690

Issuances of common stock for cash under at the market program	626,000	626	4,947,159	–	–	4,947,785

Issuances of common stock for cash in registered direct financing	1,380,555	1,381	11,657,663	–	–	11,659,044

Issuances of common stock for cash under warrant exercises	531,167	531	820,407	–	–	820,938

Issuances of common stock for cash under stock option exercises	11,562	11	28,314	–	–	28,325

Issuances of common stock under cashless warrant exercises	675,554	676	(676)	–	–	–

Issuance of common shares upon vesting of restricted stock units	10,932	11	(35,797)	–	–	(35,786)

Stock-based compensation expense	–	–	120,154	–	–	120,154

Net loss	–	–	–	(2,097,303)	(1,135)	(2,098,438)

BALANCE AT June 30, 2021	15,386,367	15,388	146,868,766	(122,010,393)	(138,049)	24,735,712

Issuance of common shares upon vesting of restricted stock units	10,932	11	(28,145)	–	–	(28,134)

Stock-based compensation expense	–	–	201,062	–	–	201,062

Net loss	–	–	–	(2,007,978)	(825)	(2,008,803)

BALANCE AT September 30, 2021	15,397,299	15,399	147,041,683	(124,018,371)	(138,874)	22,899,837

Issuance of common shares upon vesting of restricted stock units	10,932	11	(13,568)	–	–	(13,557)

Stock-based compensation expense	–	–	201,019	–	–	201,019

Net loss	–	–	–	(2,525,732)	(2,214)	(2,527,946)

BALANCE AT December 31, 2021	15,408,231	$15,410	$147,229,134	$(126,544,103)	$(141,088)	$20,559,353

Continued on following page

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY

BALANCE AT MARCH 31, 2020	9,366,873	$9,368	$121,426,563	$(112,026,381)	$(132,124)	$9,277,426

Issuances of common stock for cash under at the market program	2,685,600	2,686	7,258,183	–	–	7,260,869

Issuance of common shares upon vesting of restricted stock units	17,920	18	(24,269)	–	–	(24,251)

Stock-based compensation expense	–	–	84,207	–	–	84,207

Net loss	–	–	–	(1,410,283)	(863)	(1,411,146)
BALANCE AT JUNE 30, 2020	12,070,393	12,072	128,744,684	(113,436,664)	(132,987)	15,187,105

Issuance of common shares upon vesting of restricted stock units	17,920	17	(16,145)	–	–	(16,128)

Stock-based compensation expense	–	–	167,042	–	–	167,042

Net loss	–	–	–	(1,770,564)	(825)	(1,771,389)
BALANCE AT SEPTEMBER 30, 2020	12,088,313	12,089	128,895,581	(115,207,228)	(133,812)	13,566,630

Issuance of common shares upon vesting of restricted stock units and net stock option exercise	35,211	36	(66,048)	–	–	(66,012)

Stock-based compensation expense	–	–	377,958	–	–	377,958

Net loss	–	–	–	(2,442,892)	(1,498)	(2,444,390)
BALANCE AT DECEMBER 31, 2020	12,123,524	$12,125	$129,207,491	$(117,650,120)	$(135,310)	$11,434,186

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2021 and 2020

(Unaudited)

	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020

Cash flows used in operating activities:
Net loss	$(6,635,187)	$(5,626,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,363	28,775
Stock based compensation	522,234	629,207
Accretion of right-of-use lease asset	9,717	(1,723)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(342,641)	153,775
Accounts receivable	17,116	91,880
Deposits	(21,146)	–
Accounts payable and other current liabilities	(443,239)	278,663
Deferred revenue	114,849	(100,000)
Due to related parties	11,855	20,039
Net cash used in operating activities	(6,668,079)	(4,526,309)

Cash flows used in investing activities:
Purchases of property and equipment	(136,795)	(54,630)
Net cash used in investing activities	(136,795)	(54,630)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock, net	17,456,092	7,260,869
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units and net stock option expense	(77,477)	(106,391)
Net cash provided by financing activities	17,378,615	7,154,478

Net increase in cash and restricted cash	10,573,741	2,573,539

Cash and restricted cash at beginning of period	9,908,301	9,604,780

Cash and restricted cash at end of period	$20,482,042	$12,178,319

Supplemental disclosures of cash flow information:

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock under cashless warrant exercises	$676	$–
Par value of shares issued for vested restricted stock units and net stock option exercise	$33	$71

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$20,394,536	$12,131,593
Restricted cash	87,506	46,726
Cash and restricted cash	$20,482,042	$12,178,319

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2021

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

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda). The primary endpoint for the EFS, which is designed to enroll 10 to 12 subjects at a single center, is safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This study, which is being conducted at the UPMC Hillman Cancer Center in Pittsburgh, PA, has treated two patients and is in the process of recruiting additional patients. We are considering adding one or more additional sites to this trial to accelerate patient recruitment and we are also considering starting additional trials in other forms of cancer.

We also believe the Hemopurifier can be part of the broad-spectrum treatment of life-threatening highly glycosylated, or carbohydrate coated, viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used in the past to treat individuals infected with human immunodeficiency virus, or HIV, hepatitis-C, and Ebola.

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

In September 2021, we entered into an agreement with PPD, Inc., or PPD, a leading global contract research organization, or CRO, to oversee our U.S. clinical studies investigating the Hemopurifier for critically ill COVID-19 patients. We now have three hospitals, Hoag Newport Beach, Hoag Irvine, and Loma Linda Medical Center, fully activated for patient enrollment and they are actively screening patients for the trial. Together with PPD, we are currently advancing site readiness for LSU Shreveport, Valley Baptist Medical Center in Texas, University of California Davis, University of Miami Medical Center, and Thomas Jefferson Medical Center. We are in discussions to bring on board other key U.S. medical centers.

We also obtained ethics review board approval and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location. We have completed all site initiation activities at Medanta Medicity Hospital and this site is now open for enrollment and is actively screening patients.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended December 31, 2021, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission, or SEC Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 24, 2021. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial statements as of and for the nine months ended December 31, 2021, and the condensed consolidated statement of cash flows for the nine months ended December 31, 2021. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2021 has been derived from the audited consolidated balance sheet at March 31, 2021, contained in the above referenced 10-K. The results of operations for the nine months ended December 31, 2021 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain prior year balances within the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of December 31, 2021 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

Restricted Cash

To comply with the terms of our laboratory and office lease and our new lease for our manufacturing space, see Note 12, we caused our bank to issue two standby letters of credit, or the L/Cs, in the aggregate amount of $87,506 in favor of the landlord. The L/Cs are in lieu of a security deposit. In order to support the L/Cs, we agreed to have our bank withdraw $87,506 from our operating accounts and to place that amount in a restricted certificate of deposit. We have classified that amount as restricted cash, a long-term asset, on our balance sheet.

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

As of December 31, 2021 and 2020, an aggregate of 1,587,759 and 2,626,485 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants and unvested restricted stock units, were excluded, as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three and nine month periods ended December 31, 2021 and 2020, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	December 31,	December 31,
	2021	2020
Three months ended	$354,571	$461,176
Nine months ended	$1,403,891	$1,367,333

4. RECENT ACCOUNTING PRONOUNCEMENTS

None.

5. EQUITY TRANSACTIONS IN THE NINE MONTHS ENDED DECEMBER 31, 2021

Common Stock Sales Agreement with H.C. Wainwright & Co., LLC

On March 22, 2021, we entered into an At the Market Offering Agreement, or the Offering Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, as sales agent, pursuant to which we could offer and sell shares of our common stock, from time to time as set forth in the Offering Agreement.

The offering was registered under the Securities Act of 1933, as amended, or Securities Act, pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-237269), as previously filed with the SEC and declared effective on March 30, 2020. We filed a prospectus supplement with the SEC, dated March 22, 2021, in connection with the offer and sale of the shares of common stock, pursuant to which we could offer and sell shares of common stock having an aggregate offering price of up to $5,080,000 from time to time.

Subject to the terms and conditions set forth in the Offering Agreement, Wainwright agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares under the Offering Agreement from time to time, based upon our instructions. We provided Wainwright with customary indemnification rights under the Offering Agreement, and Wainwright was entitled to a commission at a fixed rate equal to three percent of the gross proceeds per share sold. In addition, we agreed to reimburse Wainwright for certain specified expenses in connection with entering into the Offering Agreement. The Offering Agreement provided that it would terminate upon the written termination by either party as permitted thereunder.

Sales of the shares, under the Offering Agreement are made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed with Wainwright. The Offering Agreement provided that we have no obligation under the Offering Agreement to sell any of the shares, and, at any time, we could suspend offers under the Offering Agreement or terminate the agreement.

In the nine months ended December 31, 2021, we raised aggregate net proceeds under the Offering Agreement described above of $4,947,785, net of $126,922 in commissions to Wainwright and $2,154 in other offering expense, through the sale of 626,000 shares of our common stock at an average price of $7.90 per share of net proceeds. No further sales can be made under the Offering Agreement.

Registered Direct Financing

In the nine months ended December 31, 2021, we sold an aggregate of 1,380,555 shares of our common stock at a purchase price per share of $9.00, for aggregate net proceeds to us of $11,659,044, after deducting fees payable to Maxim Group LLC, the placement agent, and other offering expenses. These shares were sold through a securities purchase agreement with certain institutional investors. The shares were issued pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the SEC on March 19, 2020, and was declared effective on March 30, 2020 (File No. 333-237269) and a prospectus supplement thereunder.

Warrant Exercises

In the nine months ended December 31, 2021, pursuant to the exercise of outstanding warrants to purchase 531,167 shares of our common stock, we received proceeds in the amount of $820,938 from institutional investors.

Also in the nine months ended December 31, 2021, pursuant to the exercise of 874,664 outstanding warrants on a cashless basis, we issued 675,554 shares of our common stock. The difference of 199,110 shares of common stock issuable pursuant to the warrants were cancelled.

Stock Option Exercises

In the nine months ended December 31, 2021, former employees paid us an aggregate of $28,325 for the exercise of outstanding options to purchase 11,562 shares of our common stock.

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

In December 2021, 18,221 vested RSUs held by our non-employee directors were exchanged into the same number of shares of our common stock. All three non-employee directors elected to return 40% of their vested RSUs in exchange for cash, in order to pay their withholding taxes on the share issuances, resulting in 7,289 of the vested RSUs being cancelled in exchange for $13,557 in aggregate cash proceeds to those independent directors.

RSUs outstanding that have vested as of, and are expected to vest subsequent to, December 31, 2021 are as follows:

Number of RSUs
Vested	–
Expected to vest	18,221
Total	18,221

6. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2021, we accrued unpaid fees of $52,000 owed to our non-employee directors as of December 31, 2021. We also paid the relocation expenses, including a gross up for the expected income tax impact, of $200,041 in December 2021 for two senior executives that relocated to our headquarters as part of their employment arrangement. Amounts due to related parties were comprised of the following items:

	December 31, 2021	March 31, 2021
Accrued Board fees	$52,000	$52,000
Accrued vacation to all employees	78,375	66,520
Total due to related parties	$130,375	$118,520

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	December 31,	March 31,
	2021	2021
Accrued separation expenses for former executive (see Note 12)	$–	$284,270
Accrued professional fees	421,956	477,366
Total other current liabilities	$421,956	$761,636

8. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and stock options and the effect on basic and diluted loss per common share during the three and nine month periods ended December 31, 2021 and 2020:

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020
Vesting of stock options and restricted stock units	$201,019	$377,958	$522,234	$629,207
Total stock-based compensation expense	$201,019	$377,958	$522,234	$629,207

Weighted average number of common shares outstanding – basic and diluted	15,397,418	12,093,361	14,543,787	11,265,725

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.01)	$(0.03)	$(0.04)	$(0.06)

All of the stock-based compensation expense recorded during the nine months ended December 31, 2021 and 2020, an aggregate of $522,234 and $629,207, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations. Stock-based compensation expense recorded during the nine months ended December 31, 2021 and 2020 represented an impact on basic and diluted loss per common share of $(0.04) and $(0.06), respectively.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the nine months ended December 31, 2021 was insignificant.

Stock Option Activity

During the nine months ended December 31, 2021, we issued a stock option grant to our Chief Executive Officer, or CEO, for the purchase of 266,888 shares of our common stock under our 2020 Plan. The purchase price for the shares subject to the option is $5.17 per share, the fair market value of the common stock on the date of the grant. The shares subject to the option are subject to vesting over four years, commencing on the date of grant, or Vesting Commencement Date, with twenty-five percent (25%) of the shares subject to the option vesting on the first anniversary of the Vesting Commencement Date and the remaining shares vesting in equal monthly installments over the following thirty-six (36) months, in each case subject to Dr. Fisher’s Continuous Service (as defined in the 2020 Plan) through each vesting date.

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

Stock options outstanding that have vested as of December 31, 2021 and stock options that are expected to vest subsequent to December 31, 2021 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	166,717	$2.92	8.43
Expected to vest	824,931	$2.93	8.97
Total	991,648

A summary of stock option activity during the nine months ended December 31, 2021 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2021	844,089	$1.28 - 142.50	$3.07
Exercised	(11,562)	$2.45	$2.45
Granted	266,888	$5.17	$5.17
Cancelled/Expired	(107,767)	$2.45 – 142.50	$9.66
Stock options outstanding at December 31, 2021	991,648	$1.28 - 142.50	$2.93
Stock options exercisable at December 31, 2021	166,717	$1.28 - 142.50	$2.92

On December 31, 2021, our outstanding stock options had no intrinsic value since the closing share price on that date of $1.86 per share was below the weighted average exercise price of our outstanding stock options.

At December 31, 2021, there was approximately $3,320,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 4.1 years.

9. WARRANTS

During the nine months ended December 31, 2021 and 2020, we did not issue any warrants.

A summary of warrant activity during the nine months ended December 31, 2021 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2021	1,991,973	$1.50 – 99.00	$5.23
Exercised	(1,206,721)	$1.50 – 2.50	$2.21
Cancelled/Expired	(207,362)	$2.50 – 99.00	$5.78
Warrants outstanding at December 31, 2021	577,890	$1.50 – 65.63	$11.32
Warrants exercisable at December 31, 2021	577,890	$1.50 – 65.63	$11.32

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

The work to be performed pursuant to this Award Contract is focused on melanoma exosomes. This work follows from our completion of a Phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018, as described below. Following on the Phase I work, the deliverables in the Phase II program involve the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

We recorded $229,698 of government contract revenue on the Phase 2 Melanoma Cancer Contract in the nine months ended December 31, 2021. That revenue related to work performed in the three months ended March 31, 2021 and June 30, 2021 that had previously been recorded as deferred revenue as a result of falling short on certain milestones. We then achieved those March period milestones in the June quarter and the June period milestones in the September quarter and therefore recorded the previously deferred revenue as government contract revenue in the quarter ended September 30, 2021. We recorded the invoices related to the September 30, 2021 and December 31, 2021 periods as deferred revenue, since we fell short of certain milestones related to those periods.

During the period ended December 31, 2020, we completed all of the milestones relevant to that time period. As a result, we recorded $436,427 of government contract revenue on the Phase 2 Melanoma Cancer Contract in the nine months ended December 31, 2020. Of the total revenue recognized during the nine months ended December 31, 2020 relating to this grant, a total of $117,849 was invoiced to the NCI during the three months ended December 31, 2020 and we recorded $318,578 which had previously been recognized as deferred revenue.

Subaward with University of Pittsburgh

In December 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award is $256,750. We recorded $51,351 of revenue related to this subaward in the nine months ended December 31, 2021.

11. SEGMENTS

We operate our businesses principally through two reportable segments: Aethlon, which represents our therapeutic business activities, and ESI, which represents our diagnostic subsidiary. Our reportable segments have been determined based on the nature of the potential products being developed. We record discrete financial information for ESI and our chief operating decision maker reviews ESI’s operating results in order to make decisions about resources to be allocated to the ESI segment and to assess its performance.

Aethlon’s revenue is generated primarily from government contracts to date and ESI does not have any revenues. We have not included any allocation of corporate overhead to the ESI segment.

The following tables set forth certain information regarding our segments:

	Nine Months Ended December 31,
	2021	2020
Revenues:
Aethlon	$281,049	$624,871
ESI	–	–
Total Revenues	$281,049	$624,871

Operating Losses:
Aethlon	$(6,614,318)	$(5,610,994)
ESI	(20,869)	(15,931)
Total Operating Loss	$(6,635,187)	$(5,626,925)

Net Losses:
Aethlon	$(6,614,318)	$(5,610,994)
ESI	(20,869)	(15,931)
Net Loss Before Non-Controlling Interests	$(6,635,187)	$(5,626,925)

Depreciation and Amortization:
Aethlon	$98,363	$28,775
ESI	–	–
Total Depreciation and Amortization	$98,363	$28,775

Capital Expenditures:
Aethlon	$136,795	$54,630
ESI	–	–
Capital Expenditures	$136,795	$54,630

	December 31, 2021	December 31, 2020
Cash:
Aethlon	$20,394,339	$12,131,396
ESI	197	197
Total Cash	$20,394,536	$12,131,593

Total Assets:
Aethlon	$21,916,069	$12,669,552
ESI	197	197
Total Assets	$21,916,266	$12,669,749

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

SEPARATION AGREEMENT

On October 30, 2020, we entered into a Separation Agreement with Timothy Rodell, M.D., our former Chief Executive Officer, or the Separation Agreement. Under the Separation Agreement, we agreed to pay Dr. Rodell a total cash amount of $444,729 and agreed to cover his medical insurance costs over a twelve-month period that began on November 1, 2020, all in accordance with the terms of his employment agreement with the Company. All of those contractually agreed payments have been completed as of December 31, 2021 (see Note 7).

LEASE COMMITMENTS

Previous Office and Lab Leases

In September 2021, our lease of approximately 2,600 square feet of our previous executive office space at 9635 Granite Ridge Drive, Suite 100, San Diego, California 92123 expired.

Through December 31, 2021, we rented approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121, at the rate of $6,148 per month on a one-year lease that originally was to expire on November 30, 2020. In December 2020, we entered into a short-term lease extension running from December 1, 2020 through the completion date of our construction of our new laboratory space which is adjacent to our current laboratory.

New Office and Lab Leases

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space. The agreement carries a term of 63 months and we took possession of the office space effective October 1, 2021. We took possession of the lab space effective January 1, 2022 (see Note 13).

On October 1, 2021, we recorded a $343,633 right-of-use lease asset and associated lease liability related to the office space component of the lease based on the present value of lease payments over the expected lease term of 63 months, discounted using our estimated incremental borrowing rate of 4.25%. The current monthly base rent under the office component of the lease is $6,121. As of our December 31, 2021 consolidated balance sheet, we have a right-of-use lease asset of $328,869.

During the three months ended March 31, 2022, we will record a $400,797 right-of-use lease asset and associated lease liability related to the lab space component of the lease based on the present value of lease payments over the expected lease term of 60 months, discounted using our estimated incremental borrowing rate of 4.25%. The initial monthly base rent under the lab component of the lease is $7,456.

In addition, the new lease agreement of the new office and lab required us to post a standby letter of credit in favor of the landlord in the amount of $46,726 in lieu of a security deposit. We arranged for our bank to issue the standby letter of credit in the fiscal year ended March 31, 2021 and transferred a like amount to a restricted certificate of deposit which secured the bank’s risk in issuing that letter of credit. We have classified that restricted certificate of deposit on our balance sheet as restricted cash.

Manufacturing Space Lease

In October 2021, we entered into another lease for an initial period of 58 months for (i) approximately 22,260 square feet of space located at 11588 Sorrento Valley Road, San Diego, California 92121 (the “Building”), and (ii) 2,655 square feet of space located in the Building and commonly known as Suite 18 to house our manufacturing operations. That manufacturing space is located at 11588 Sorrento Valley Road, San Diego, California 92121 and it is near our new lab and office locations. We anticipate that the landlord will complete construction on this new space in the second or third quarter of 2022 and we will take occupancy at that time. The initial base rent for the manufacturing space will be $12,080 per month.

Based on the assumptions that we used to calculate the right-of-use lease asset for the new office and lab spaces, we estimate that we will record a right- of- use lease asset of $614,240 and associated lease liability for the manufacturing space lease when we take possession of that space.

The lease for the manufacturing space also required us to post a standby letter of credit in favor of the landlord in the amount of $40,780 in lieu of a security deposit. We arranged for our bank to issue the standby letter of credit in October 2021 and transferred a like amount to a restricted certificate of deposit which secured the bank’s risk in issuing that letter of credit. We have classified that restricted certificate of deposit on our balance sheet as restricted cash.

Mobile Clean Room

In addition, we rent a mobile clean room on a short term, month-to-month basis, where we will house our manufacturing operations until our permanent manufacturing space is completed. The mobile clean room is located on leased land near our office and lab and we pay $2,000 per month for the right to locate it there. We paid approximately $119,000 in rent expense to lease the mobile clean room located on this space during the nine months ended December 31, 2021.

Overall, our rent expense, which is included in general and administrative expenses, approximated $288,000 and $144,000 for the nine month periods ended December 31, 2021 and 2020, respectively.

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

13. SUBSEQUENT EVENTS

Management has evaluated events subsequent to December 31, 2021 through the date that the accompanying condensed consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Lab Lease

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space. The agreement carries a term of 63 months and we took possession of the office space effective October 1, 2021. We took possession of the lab space effective January 1, 2022 (see Note 12).

During the three months ending March 31, 2022, we will record a $400,797 right-of-use lease asset and associated lease liability related to the lab space component of the lease based on the present value of lease payments over the expected lease term of 60 months, discounted using our estimated incremental borrowing rate of 4.25%. The initial monthly base rent under the lab component of the lease is $7,456.

2021 Target Bonus Awards

On February 10, 2022, the Compensation Committee of the Board (the “Committee”) approved cash bonus awards to the Company’s executive officers in accordance with the terms of their respective employment agreements with the Company after review of Company and individual performance for 2021 and review of data from the Company’s independent compensation consultant. The Committee approved cash bonuses for the Company’s Chief Executive Officer, Chief Medical Officer, Chief Operating Officer and Chief Financial Officer in the amount of $215,000, $160,000, $136,000 and $110,000, respectively. The awards were based on a percentage of their respective 2021 annual base salaries.

2022 Annual Base Salaries and Target Bonus Levels

On February 10, 2022, after review of data provided by the Company’s independent compensation consultant, the Committee approved annual base salaries for its executive officers for 2022, as follows, Chief Executive Officer $460,000, Chief Medical Officer, $400,000, Chief Operating Officer $340,000, and Chief Financial Officer $325,000, effective January 1, 2022. The Committee also approved target bonus levels for its executive officers for 2022 as follows, Chief Executive Officer, 50% bonus target, Chief Medical Officer, Chief Operating Officer and Chief Financial Officer each at 40% bonus target for 2022. The Committee targeted the 50th percentile for companies in its peer group when approving 2022 base salaries and target bonus levels.

Stock Option Grants

On February 10, 2022, after review of data provided by the Company’s independent compensation consultant, the Committee awarded stock option grants to each of its executive officers. Each executive officer was granted an option to purchase shares of the Company’s common stock under the Company’s 2020 Equity Incentive Plan (the “Plan”), at an exercise price equal to the fair market value on the date of grant, or $[1.41] per share. The Committee awarded the grants as follows: the Chief Executive Officer was granted an option to purchase 192,600 shares of common stock, and the Chief Medical Officer, Chief Operating Officer and Chief Financial Officer each were granted an option to purchase 100,200 shares of common stock. The options are subject to vesting over four years at the rate of 25% at the end of the first year following the grant date, then monthly vesting over the following 36 months, subject to Continuous Service with the Company, as defined in the Plan.

Non-Employee Director Compensation Policy

On February 10, 2022, at the recommendation of the Company’s independent compensation consultant, the Committee approved an amendment to the Company’s Non-Employee Director Compensation Policy to increase the annual Board service retainer from $35,000 to $40,000, effective as of January 1, 2022.

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

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, successful completion of our clinical trials, our ability to raise additional capital, our ability to maintain our Nasdaq listing, FDA approval of our products candidates, our ability to comply with changing government regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of our filings with the Securities and Exchange Commission, or the Commission. The forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

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

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda). The primary endpoint for the EFS, which is designed to enroll 10-12 subjects at a single center, is safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This study, which will be conducted at the UPMC Hillman Cancer Center in Pittsburgh, PA, has treated two patients and is in the process of recruiting additional patients. We are considering adding one or more additional sites to this trial to accelerate patient recruitment and we are also considering starting additional trials in other forms of cancer.

We also believe the Hemopurifier can be part of the broad-spectrum treatment of life-threatening highly glycosylated, or carbohydrate coated, viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used in the past to treat individuals infected with HIV, hepatitis-C, and Ebola.

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

In September 2021, we entered into an agreement with PPD, Inc., or PPD, a leading global contract research organization, or CRO, to oversee our U.S. clinical studies investigating the Hemopurifier for critically ill COVID-19 patients. We now have three hospitals, Hoag Newport Beach, Hoag Irvine, and Loma Linda Medical Center, fully activated for patient enrollment and they are actively screening patients for the trial. Together with PPD, we are currently advancing site readiness for LSU Shreveport, Valley Baptist Medical Center in Texas, Loma Linda Medical Center, Hoag Hospitals in Southern California, University of California Davis, University of Miami Medical Center, and Thomas Jefferson Medical Center.. We are in discussions to bring on board other key U.S. medical centers.

We also obtained ethics review board approval and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location. We have completed all site initiation activities at Medanta Medicity Hospital and this site is now open for enrollment and is actively screening patients.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act, and must file reports, proxy statements and other information with the Commission. The Commission maintains a web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our headquarters are located at 11555 Sorrento Valley Road, Suite 203, San Diego, CA 92121. Our phone number at that address is (619) 941-0360. Our website is http://www.aethlonmedical.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2021 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2020

Government Contract Revenues:

We recorded $17,117 in government contract revenue in the three months ended December 31, 2021 and we recorded $624,871 in government contract revenue in the three months ended December 31, 2020. This revenue resulted from work performed under our government contracts with NIH as follows:

	Three Months Ended 12/31/21	Three Months Ended 12/31/20	Change in Dollars
Phase 2 Melanoma Cancer Contract	$–	$436,427	$(436,427)
Breast Cancer Grant	–	188,444	(188,444)
Subaward with University of Pittsburgh	17,117	–	17,117
Total Government Contract and Grant Revenue	$17,117	$624,871	$(607,754)

We have recognized revenue under the following contracts/grants:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the NCI awarded to us an SBIR Phase II Award Contract, for NIH/NCI Topic 359, entitled “A Device Prototype for Isolation of Melanoma Exosomes for Diagnostics and Treatment Monitoring”, or the Award Contract. The Award Contract amount is $1,860,561 and, as amended, runs for the period from September 16, 2019 through September 15, 2022.

The work to be performed pursuant to this Award Contract is focused on melanoma exosomes. This work follows from our completion of a Phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018, as described below. Following on the Phase I work, the deliverables in the Phase II program involve the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

During the three months ended December 31, 2021, we did not complete the milestones relevant to that time period. As a result, we did not record any government contract revenue on the Phase 2 Melanoma Cancer Contract in the three months ended December 31, 2021.  We recorded the invoice related to the December 31, 2021 period as deferred revenue.

During the three months ended December 31, 2020, we completed all of the milestones relevant to that time period. As a result, we recorded $436,427 of government contract revenue on the Phase 2 Melanoma Cancer Contract in the three months ended December 31, 2020.   Of the total revenue recognized during the three months ended December 31, 2020 relating to this grant, a total of $117,849 was invoiced to the NCI during the three months ended December 31, 2020 and we recorded $318,578 which had previously been recognized as deferred revenue.

Breast Cancer Grant

This NCI Small Business Innovation Research, or SBIR Phase I grant, titled “The Hemopurifier Device for Targeted Removal of Breast Cancer Exosomes from the Blood Circulation,” or the Breast Cancer Grant, was originally for a period that ran from September 14, 2018 through August 31, 2019. In August 2019, we applied for and received a no cost, twelve-month extension on this grant through August 31, 2020. The total amount of the firm grant was $298,444. The grant called for two subcontractors to work with us. Those subcontractors were University of Pittsburgh and Massachusetts General Hospital. In the three months ended December 31, 2020, we completed and submitted the final reports applicable to this NCI grant (number 1R43CA232977-01). As of December 31, 2020, we have received all of the funds allocated to the Breast Cancer Grant.

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

Subaward with University of Pittsburgh

In December 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award is $256,750. We recorded $17,117 of revenue related to this subaward in the three months ended December 31, 2021.

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2021 were $2,545,063, compared to $3,069,261 for the three months ended December 31, 2020. This decrease of $524,198, or 17.1%, in the 2021 period was due to decreases in payroll and related expenses of $524,150 and in professional fees of $191,575, which were partially offset by an increase in general and administrative expenses of $191,527.

The $524,150 decrease in payroll and related expenses was primarily due to the combination of a $444,729 accrual in the December 2020 period related to the separation agreement with our former CEO and $249,950 in bonuses paid in the December 2020 period, with no comparable expenses in the December 2021 period. Additionally, stock-based compensation expense decreased by $176,939 in the December 2021 period, largely due to the separation agreement with our former CEO. Partially offsetting those decreases were $179,853 in relocation-related compensation to two senior executives that relocated to San Diego, California as a condition of their employment, and increases in cash-based compensation of $89,280 and $89,236 in our general and administrative payroll and in our research and development payroll, respectively, due to headcount increases.

The $191,575 decrease in our professional fees was primarily due to a $79,706 decrease in our scientific consulting expenses, a $51,092 decrease in our legal fees, a $37,212 decrease in recruiting fees, a $19,069 decrease in website services, and a $17,292 decrease in our directors’ compensation, which were partially offset by a $17,111 increase in our accounting fees.

The $191,527 increase in general and administrative expenses was primarily due to a $182,844 increase in our clinical trial expenses.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased to approximately $2,528,000 in the three months ended December 31, 2021, from approximately $2,444,000 in the three months ended December 31, 2020.

Basic and diluted loss attributable to common stockholders were ($0.16) for the three months ended December 31, 2021, compared to ($0.20) for the three month period ended December 31, 2020.

NINE MONTHS ENDED DECEMBER 31, 2021 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2020

Government Contract Revenues:

We recorded $281,049 in government contract revenue in the nine months ended December 31, 2021 and we recorded $624,871 in government contract revenue in the nine months ended December 31, 2020. This revenue resulted from work performed under our government contracts with NIH as follows:

	Nine Months Ended 12/31/21	Nine Months Ended 12/31/20	Change in Dollars
Phase 2 Melanoma Cancer Contract	$229,698	$436,427	$(206,729)
Breast Cancer Grant	–	188,444	(188,444)
Subaward with University of Pittsburgh	51,351	–	51,351
Total Government Contract and Grant Revenue	$281,049	$624,871	$(343,822)

We have recognized revenue under the following contracts/grants:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the NCI awarded to us an SBIR Phase II Award Contract, for NIH/NCI Topic 359, entitled “A Device Prototype for Isolation of Melanoma Exosomes for Diagnostics and Treatment Monitoring”, or the Award Contract. The Award Contract amount is $1,860,561 and, as amended, runs for the period from September 16, 2019 through September 15, 2022.

The work to be performed pursuant to this Award Contract is focused on melanoma exosomes. This work follows from our completion of a Phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018, as described below. Following on the Phase I work, the deliverables in the Phase II program involve the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

We recorded $229,698 of government contract revenue on the Phase 2 Melanoma Cancer Contract in the nine months ended December 31, 2021. That revenue related to work performed in the three months ended March 31, 2021 and June 30, 2021 that had previously been recorded as deferred revenue as a result of falling short on certain milestones. We then achieved those March period milestones in the June quarter and the June period milestones in the September quarter and therefore recorded the previously deferred revenue as government contract revenue in the quarter ended September 30, 2021. We recorded the invoices related to the September 30, 2021 and December 31, 2021 periods as deferred revenue, since we fell short of certain milestones related to those periods.

During the period ended December 31, 2020, we completed all of the milestones relevant to that time period. As a result, we recorded $436,427 of government contract revenue on the Phase 2 Melanoma Cancer Contract in the nine months ended December 31, 2020.   Of the total revenue recognized during the nine months ended December 31, 2020 relating to this grant, a total of $117,849 was invoiced to the NCI during the three months ended December 31, 2020 and we recorded $318,578 which had previously been recognized as deferred revenue.

Breast Cancer Grant

This NCI Small Business Innovation Research, or SBIR Phase I grant, titled “The Hemopurifier Device for Targeted Removal of Breast Cancer Exosomes from the Blood Circulation,” or the Breast Cancer Grant, was originally for a period that ran from September 14, 2018 through August 31, 2019. In August 2019, we applied for and received a no cost, twelve-month extension on this grant through August 31, 2020. The total amount of the firm grant was $298,444. The grant called for two subcontractors to work with us. Those subcontractors were University of Pittsburgh and Massachusetts General Hospital. In the three months ended December 31, 2020, we completed and submitted the final reports applicable to this NCI grant (number 1R43CA232977-01). As of December 31, 2020, we have received all of the funds allocated to the Breast Cancer Grant.

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

Subaward with University of Pittsburgh

In December 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award is $256,750. We recorded $51,351 of revenue related to this subaward in the nine months ended December 31, 2021.

Operating Expenses

Consolidated operating expenses for the nine months ended December 31, 2021 were $6,916,236, compared to $6,251,796 for the nine months ended December 31, 2020. This increase of $664,440, or 10.6%, in the 2021 period was due to increases in payroll and related expenses of $301,045, and in general and administrative expenses of $542,721, which were partially offset by a decrease in professional fees of $179,326.

The $301,045 increase in payroll and related expenses in the 2021 period was primarily due to increases in cash-based compensation of $245,702 and $424,183 in our general and administrative payroll and in our research and development payroll, respectively, due to headcount increases, and $198,347 in relocation-related compensation to two senior executives that relocated to San Diego, California as a condition of their employment. Those increases were partially offset by the combination of a $444,729 accrual in the December 2020 period related to the separation agreement with our former CEO, with no comparable expense in the December 2021 period, and net decrease of $34,950 in bonuses paid in the December 2021 period compared to the December 2020 period. Additionally, stock-based compensation expense decreased by $106,973 in the December 2021 period, largely due to the separation agreement with our former CEO.

The $542,721 increase in general and administrative expenses in the 2021 period was primarily due to a $161,466 increase in our insurance expenses, a $143,932 increase in our rent expense, a $82,483 increase in our lab fees and small lab equipment expenses, a $74,666 increase in our clinical trial expenses, a $69,587 increase in our depreciation and amortization expenses and a $15,976 increase in our utility costs.

The $179,326 decrease in our professional fees in the 2021 period was primarily due to a $163,988 decrease in our scientific consulting expenses and a $69,417 decrease in directors’ fees, which were partially offset by a $51,088 increase in our legal fees and a $10,497 increase in our accounting expenses.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased to approximately $6,635,000 in the nine months ended December 31, 2021, from approximately $5,627,000 in the nine months ended December 31, 2020.

Basic and diluted loss attributable to common stockholders were ($0.46) for the nine month period ended December 31, 2021 and ($0.50) for the nine month period ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, we had a cash balance of $20,394,536 and working capital of $20,140,532. This compares to a cash balance of $9,861,575 and working capital of $8,976,512 at March 31, 2021. We expect our existing cash as of December 31, 2021 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements.

The primary sources of our increase in cash during the nine months ended December 31, 2021 resulted from our Common Stock Sales Agreement with Wainwright and our registered direct financing through Maxim Group LLC. The cash raised from those activities is noted below:

Common Stock Sales Agreement with H.C. Wainwright & Co., LLC

On March 22, 2021, we entered into the Offering Agreement, with Wainwright as sales agent, pursuant to which we could offer and sell shares of our common stock, from time to time as set forth in the Offering Agreement.

The offering has been registered under the Securities Act pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-237269), as previously filed with the SEC and declared effective on March 30, 2020. We filed a prospectus supplement, dated March 22, 2021, with the SEC in connection with the offer and sale of the shares of common stock, pursuant to which we could offer and sell shares of common stock having an aggregate offering price of up to $5,080,000 from time to time.

Subject to the terms and conditions set forth in the Offering Agreement, Wainwright agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares under the Offering Agreement from time to time, based upon our instructions. We provided Wainwright with customary indemnification rights under the Offering Agreement, and Wainwright was entitled to a commission at a fixed rate equal to three percent of the gross proceeds per share sold. In addition, we agreed to reimburse Wainwright for certain specified expenses in connection with entering into the Offering Agreement. The Offering Agreement provided that it would terminate upon the written termination by either party as permitted thereunder.

Sales of the shares, under the Offering Agreement are made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed with Wainwright. We have no obligation to sell any of the shares, and, at any time, we could suspend offers under the Offering Agreement or terminate the agreement.

In the nine months ended December 31, 2021, we raised aggregate net proceeds under the Offering Agreement described above of $4,947,785, net of $126,922 in commissions to Wainwright and $2,154 in other offering expense, through the sale of 626,000 shares of our common stock at an average price of $7.90 per share of net proceeds. No further sales may be made under the agreement.

Registered Direct Financing

In the nine months ended December 31, 2021, we sold an aggregate of 1,380,555 shares of our common stock at a purchase price per share of $9.00, for aggregate net proceeds to us of $11,659,044, after deducting fees payable to Maxim Group LLC, the placement agent, and other offering expenses. These shares were sold through a securities purchase agreement with certain institutional investors, The shares were issued pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the SEC on March 19, 2020, and was declared effective on March 30, 2020 (File No. 333-237269) and a prospectus supplement thereunder.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the nine months ended
	December 31, 2021	December 31, 2020
Cash provided by (used in):
Operating activities	$(6,668)	$(4,526)
Investing activities	(137)	(55)
Financing activities	17,379	7,154
Net increase (decrease) in cash and restricted cash	$10,574	$2,573

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $6,668,000 in the nine months ended December 31, 2021, compared to approximately $4,526,000 in the nine months ended December 31, 2020. The primary components in the $2,142,000 increase in cash used in our operating activities were a $1,008,000 increase in our net losses, a $343,000 increase in prepaid expenses related to our clinical trials and a $443,000 increase in payments on our accounts payable.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $137,000 of cash to purchase laboratory and office equipment in the nine months ended December 31, 2021, compared to approximately $55,000 in the nine months ended December 31, 2020.

NET CASH PROVIDED BY FINANCING ACTIVITIES. During the nine months ended December 31, 2021, we raised approximately $17,456,000 from the issuance of common stock. That source of cash from our financing activities was partially offset by the use of approximately $77,000 to pay for the tax withholding on restricted stock units, for an aggregate increase of cash provided by financing activities of approximately $17,379,000.

During the nine months ended December 31, 2020, we raised approximately $7,260,000 from the issuance of common stock. That source of cash from our financing activities was partially offset by the use of approximately $106,000 to pay for the net share settlement of restricted stock units and net stock option exercises, for an aggregate increase of cash provided by financing activities of approximately $7,154,000.

As of the date of this filing, we plan to invest significantly into purchases of our raw materials and in our internal manufacturing facility for our clinical trials.

CRITICAL ACCOUNTING ESTIMATES

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

There have been no changes to our critical accounting estimates as disclosed in our Form 10-K for the year ended March 31, 2021.

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

•	We have incurred significant operating losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.

•	We will require substantial additional funding to sustain our operations. If we are unable to raise capital on favorable terms when needed, we could be forced to delay, reduce or eliminate our research or device development programs or any future commercialization efforts.

•	To achieve the levels of production necessary to commercialize our Hemopurifier product candidate and any other future products, if any, we will need to secure large-scale manufacturing agreements with contract manufacturers which comply with good manufacturing practice standards and other standards prescribed by various federal, state and local regulatory agencies in the U.S. and any other country of use. We have limited experience coordinating and overseeing the manufacture of medical device products on a large-scale.

•	Our Hemopurifier product candidate may be made unmarketable prior to commercialization by us by new scientific or technological developments by others with new treatment modalities that are more efficacious and/or more economical than our products. Any one of our competitors could develop a more effective product which would render our technology obsolete.

•	Our Hemopurifier product candidate is subject to extensive government regulations related to development, testing, manufacturing and commercialization in the U.S. and other countries. If we fail to comply with these extensive regulations of the U.S. and foreign agencies, the commercialization of our products could be delayed or prevented entirely.

•	As a public company with limited financial resources undertaking the launch of new medical technologies, we may have difficulty attracting and retaining executive management and directors.

•	We will need to significantly expand our operations to implement our longer-term business plan and growth strategies. We will also be required to manage multiple relationships with various strategic partners, technology licensors, customers, manufacturers and suppliers, consultants and other third parties. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time.

•	Our business prospects and the successful commercial development of our Hemopurifier product candidate depends on our ability to complete studies, clinical trials, obtain satisfactory results, obtain required regulatory approvals. Delays in successfully completing the clinical trials could jeopardize our ability to obtain regulatory approval.

•	If we are unable to adequately address these and other risks we face, our business, financial condition, operating results and prospects may be adversely affected.

•	Our business could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic.

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

*Should any of our potential products, including the Hemopurifier, be approved for commercialization, certain health reform measures and adverse changes in reimbursement policies and procedures may impact our ability to market and sell our products.

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

For example, in the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, among other things, reduced and/or limited Medicare reimbursement to certain providers. However, on December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017. Additionally, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business. The Budget Control Act of 2011, as amended by subsequent legislation, further reduces Medicare’s payments to providers by two percent through fiscal year 2031. However, COVID-19 relief legislation suspended the two percent Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. These reductions may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Legislation could be adopted in the future that limits payments for our products from governmental payors. In addition, Congress is considering additional health reform measures. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic. In addition, commercial payors such as insurance companies, could adopt similar policies that limit reimbursement for medical device manufacturers’ products. Therefore, it is possible that our product or the procedures or patient care performed using our product will not be reimbursed at a cost-effective level. We face similar risks relating to adverse changes in reimbursement procedures and policies in other countries where we may market our products. Reimbursement and healthcare payment systems vary significantly among international markets. Our inability to obtain international reimbursement approval, or any adverse changes in the reimbursement policies of foreign payors, could negatively affect our ability to sell our products and have a material adverse effect on our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any unregistered securities during the three months ended December 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have no disclosure applicable to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

Please see the information under the headings “2021 Target Bonus Awards,” “2022 Annual Base Salaries and Target Bonus Levels,” “Stock Option Grants” and “Non-Employee Director Compensation Policy” in Note 13, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation.	S-3	333-211151	3.1	May 5, 2016

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Warrant Agreement dated March 27, 2017.	8-K	001-37487	4.1	March 22, 2017

4.3	Form of Warrant dated 2017.	S-1/A	333-219589	4.29	September 18, 2017

4.4	Form of Placement Agent Warrant dated 2017.	S-1/A	333-219589	4.30	September 22, 2017

4.5	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.6	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.7	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

10.1¥	Lease between Aethlon Medical, Inc. and San Diego Inspire 5, LLC, effective as of October 27, 2021.	10-Q	001-37487	10.1	November 9, 2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

10.2++	Aethlon Medical, Inc. Amended and Restated Non-Employee Directors Compensation Policy, as modified on February 10, 2022.					X

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).					X

 ________________

¥	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

++	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: February 14, 2022	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

