Form 10-K
period 2022-03-31
AETHLON MEDICAL INC
filed 2022-06-28
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

COMMISSION FILE NUMBER 001-37487

AETHLON MEDICAL, INC.

(Exact name of registrant as specified in its charter)

nevada	13-3632859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11555 Sorrento Valley Road, Suite 203
San Diego, California	92121
(Address of principal executive office)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 941-0360

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

TITLE OF EACH CLASS COMMON STOCK, $0.001 PAR VALUE	TRADING SYMBOL AEMD	NAME OF EACH EXCHANGE ON WHICH REGISTERED NASDAQ CAPITAL MARKET

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2021 was approximately $58.9 million, computed by reference to the closing sale price of the common stock of $3.86 per share on the Nasdaq Capital Market on September 30, 2021. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the common stock of the registrant outstanding as of June 27, 2022 was 15,830,218.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended March 31, 2022.

i

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the safe harbor created by those sections.

We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Such statements, include, but are not limited to, statements contained in this Annual Report relating to our business, business strategy, products and services we may offer in the future, the timing and results of future regulatory filings, the timing and results of future clinical trials, and capital outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statement of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to, a decline in general economic conditions nationally and internationally; the ability to protect our intellectual property rights; competition from other providers and products; risks in product development; inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete capital raising transactions, and other factors (including the risks contained in Item 1A of this Annual Report under the heading “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

ii

SUMMARY RISK FACTORS

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” in Part I of this Annual Report and should be carefully considered, together with other information in this Annual Report and our other filings with the Securities and Exchange Commission, or SEC, before making investment decisions regarding our securities.

•	We have incurred significant losses and expect to continue to incur losses for the foreseeable future.

•	We will require additional financing to sustain our operations, achieve our business objectives and satisfy our cash obligations, which may dilute the ownership of our existing stockholders.

•	We have limited experience in identifying and working with large-scale contracts with medical device manufacturers; manufacture of our devices must comply with good manufacturing practices in the U.S.

•	Our Hemopurifier technology may become obsolete.

•	We plan to expand our operations, which may strain our resources; our inability to manage our growth could delay or derail implementation of our business objectives.

•	As a public company with limited financial resources undertaking the launch of new medical technologies, we may have difficulty attracting and retaining executive management and directors.

•	If we fail to comply with extensive regulations of U.S. and foreign regulatory agencies, the commercialization of our products could be delayed or prevented entirely.

•	Delays in successfully completing our planned clinical trials could jeopardize our ability to obtain regulatory approval.

iii

PART I

ITEM 1. BUSINESS

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “Aethlon”, “we”, “us” and “our” refer to Aethlon Medical, Inc.

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

We believe the Hemopurifier can be a substantial advance in the treatment of patients with advanced and metastatic cancer through the clearance of exosomes that promote the growth and spread of tumors through multiple mechanisms. We are currently conducting a clinical trial in patients with advanced and metastatic head and neck cancer. We are initially focused on the treatment of solid tumors that are being treated with immune checkpoint inhibitors. As we advance our clinical trials, we are in close contact with our clinical sites to navigate and assess the impact of the global COVID-19 pandemic on our clinical trials and current timelines.

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda). The primary endpoint for the EFS, which is designed to enroll 10 to 12 subjects at a single center, is safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This study, which is being conducted at the UPMC Hillman Cancer Center in Pittsburgh, Pennsylvania, has treated two patients and is in the process of recruiting additional patients. We are also in the process of designing other clinical trials in oncology.

We also believe the Hemopurifier can be part of the broad-spectrum treatment of life-threatening highly glycosylated, or carbohydrate coated, viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used in the past to treat individuals infected with human immunodeficiency virus, or HIV, hepatitis C, or HCV, and Ebola.

Additionally, in-vitro, the Hemopurifier has been demonstrated to capture Zika virus, Lassa virus, MERS-CoV, cytomegalovirus, Epstein-Barr virus, Herpes simplex virus, Chikungunya virus, Dengue virus, West Nile virus, smallpox virus, monkeypox virus, H1N1 swine flu virus, H5N1 bird flu virus, and the reconstructed Spanish flu virus of 1918. In several cases, these validations were conducted in collaboration with leading government or non-government research institutes.

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study is designed to enroll up to 40 subjects at up to 20 centers in the U.S. Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and will have acute lung injury and/or severe or life threatening disease, among other criteria. Endpoints for this study, in addition to safety, include reduction in circulating virus, as well as clinical outcomes (NCT # 04595903). In June 2022, the first patient in this study was enrolled and has completed the Hemopurifier treatment phase of the protocol.

Under Single Patient Emergency Use regulations, the Company has also treated three patients with COVID-19 with the Hemopurifier.

In September 2021, we entered into an agreement with PPD, Inc., or PPD, a leading global contract research organization, or CRO, to oversee our U.S. clinical studies investigating the Hemopurifier for critically ill COVID-19 patients. We now have nine fully activated hospitals for patient enrollment and they are actively screening patients for the trial. These hospitals include LSU Shreveport, Valley Baptist Medical Center in Texas, Loma Linda Medical Center, Hoag Irvine and Newport Beach in Southern California, University of California Davis, University of Miami Medical Center, Cooper Medical and Thomas Jefferson Medical Center. We are in the site activation process with additional U.S. medical centers.

We also obtained ethics review board approval and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location. We have completed all site initiation activities at Medanta Medicity Hospital and this site is now open for enrollment and is actively screening patients. One patient recently has completed participation in the study.

We are also the majority owner of Exosome Sciences, Inc., or ESI. We consolidate ESI in our consolidated financial statements.

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

In addition to the foregoing, we are monitoring closely the impact of the COVID-19 global pandemic on our business and have taken steps designed to protect the health and safety of our employees, while continuing our operations. Given the level of uncertainty regarding the duration and impact of the COVID-19 pandemic and inflationary environment on capital markets and the U.S. economy, we are unable to assess the impact of the worldwide spread of SARS-CoV-2 and the resulting COVID-19 pandemic, political change, and general economic uncertainty, on our timelines and future access to capital. The full extent to which the COVID-19 pandemic will impact our business, results of operations, financial condition, clinical trials, and preclinical research will depend on future developments that are highly uncertain, as well as the economic impact on national and international markets.

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

In our current applications, our Hemopurifier can be used on the established infrastructure of continuous renal replacement therapy, or CRRT, and dialysis instruments located in hospitals and clinics worldwide. It could also potentially be developed as part of a proprietary closed system with its own pump and tubing set, negating the requirement for dialysis infrastructure. Incorporated within the Hemopurifier is a protein called a lectin that binds to a glycosylated, or sugar substituted, membrane, which exosomes and most infectious viruses share.

The Hemopurifier - Clinical Trials In Viral Infections

The initial development of the Hemopurifier was focused on viral infections. In non-clinical bench experiments using a laboratory version of the Hemopurifier, performed in Company labs as well as multiple other outside labs including the Centers for Disease Control, or CDC, the United States Army Medical Research Institute of Infectious Diseases, or USAMRIID, Battelle Memorial Research Institute and others, we have demonstrated that the a miniature version of the Hemopurifier can bind and clear multiple different glycosylated, or containing sugar molecules on their membranes, viruses. These viruses include HIV, HCV, Dengue, West Nile, multiple strains of influenza, Ebola, Chikungunya, smallpox, monkeypox, multiple herpes viruses, a MERS-CoV related pseudovirus and others.

Initial clinical trials on the Hemopurifier were conducted overseas on dialysis patients with HCV, with a subsequent EFS conducted in the U.S. under an FDA approved Investigational Device Exemption, or IDE.

On March 13, 2017, we concluded an FDA-approved EFS under an IDE in end stage renal disease patients on dialysis who were infected with HCV. The study was conducted at DaVita MedCenter Dialysis in Houston, Texas. We reported that there were no device-related adverse events in enrolled subjects who met the study inclusion-exclusion criteria. We also reported that an average capture of 154 million copies of HCV (in International Units, I.U.) within the Hemopurifier during four-hour treatments. Prior to this approval, we collected supporting Hemopurifier data through investigational human studies conducted overseas.

SARS-CoV-2/COVID-19

SARS-COV-2, the causative agent of COVID-19 is a member of the coronavirus family, which includes the original SARS virus, SARS-CoV, and the MERS virus. SARS-CoV-2, like all coronaviruses, is glycosylated. This suggests that the Hemopurifier could potentially clear it from biologic fluids, including blood.

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study is designed to enroll up to 40 subjects at up to 20 centers in the U.S. Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and will have acute lung injury and/or severe or life threatening disease, among other criteria. Endpoints for this study, in addition to safety, include reduction in circulating virus, as well as clinical outcomes (NCT # 04595903). In June 2022, the Company completed the treatment protocol for its first patient in this study.

In September 2021, we entered into an agreement with PPD, Inc., or PPD, a leading global contract research organization, or CRO, to oversee our U.S. clinical studies investigating the Hemopurifier for critically ill COVID-19 patients. We now have nine hospitals activated for patient enrollment and they are actively screening patients for the trial. These hospitals include LSU Shreveport, Valley Baptist Medical Center in Texas, Loma Linda Medical Center, Hoag, Irvine and Newport Beach in Southern California, University of California Davis, University of Miami Medical Center, and Thomas Jefferson Medical Center. We are in the site activation process with additional U.S. medical centers.

Under Single Patient Emergency Use regulations, the Company has also treated three patients with COVID-19 with the Hemopurifier. The Company recently published a manuscript reviewing case studies covering those treatments entitled “Removal of COVID-19 Spike Protein, Whole Virus, Exosomes and Exosomal microRNAs by the Hemopurifier® Lectin-Affinity Cartridge in Critically Ill Patients with COVID-19 Infection.”

The manuscript described the use of the Hemopurifier for a total of nine sessions in two critically ill COVID-19 patients. The first case study demonstrated the improvement in the patient who was a SARS-COV-2 positive COVID-19 present at entry to the hospital, with associated coagulopathy, or CAC, lung injury, inflammation, and tissue injury despite the absence of demonstrable COVID-19 viremia at the start of treatment at Day 22 and having demonstrated strong viremia earlier in the patient’s disease cycle, suggesting that the significant removal of exosomes contributed to the patient’s recovery. This patient received eight Hemopurifier treatments without complications and eventually was weaned from a ventilator and was discharged from the hospital.

The second patient case study demonstrated in vivo removal of SARS-CoV-2 virus from the blood stream of an infected patient. This patient completed a six-hour Hemopurifier treatment without complications and subsequently was placed on CRRT. The patient ultimately expired three hours after being placed on CRRT because of the advanced stage of the patient’s disease.

In May 2022, we announced the publication of a pre-print manuscript featuring data that demonstrated Aethlon's proprietary GNA affinity resin was able to bind seven clinically relevant SARS-CoV-2 variants in vitro, including the Delta and Omicron variants. Viral capture efficiency with the GNA affinity resin ranged from 53% to 89% for all variants tested. The GNA affinity resin is a key component of the Aethlon Hemopurifier®. The manuscript is titled "Removal of Clinically Relevant SARS-CoV-2 Variants by An Affinity Resin Containing Galanthus nivalis Agglutinin" and was published in bioRxiv.

We previously commissioned Battelle Memorial Institute in 2008 to run a monkeypox virus, or MPV, in vitro study using a mini-Hemopurifier. This study demonstrated that high concentrations of MPV (approximately 35 thousand cpu/ml) were rapidly depleted from cell culture fluids when circulated through the Hemopurifier. The study data indicated that the Hemopurifier removed 44 percent of infectious MPV in the first hour of testing, 82 percent after six hours, and 98 percent after 20 hours. The studies were conducted in triplicate and data verification was provided by real-time polymerase chain reaction. Given recent outbreaks of MPV, we plan to continue to monitor the MPV outbreak, which has not yet been declared an emergency by the DHHS Secretary.

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

Hepatitis C Virus (HCV)

Prior to FDA approval of the IDE feasibility study, we conducted investigational HCV treatment studies at the Apollo Hospital, Fortis Hospital and the Medanta Medicity Institute in India. In the Medanta Medicity Institute study, 12 HCV-infected individuals were enrolled to receive three six-hour Hemopurifier treatments during the first three days of a 48-week peginterferon+ribavirin treatment regimen. The study was conducted under the leadership of Dr. Vijay Kher. Dr. Kher’s staff reported that Hemopurifier therapy was well tolerated and without device-related adverse events in the 12 treated patients.

Of these 12 patients, ten completed the Hemopurifier-peginterferon+ribavirin treatment protocol, including eight genotype-1 patients and two genotype-3 patients. Eight of the ten patients achieved a sustained virologic response, which is the clinical definition of treatment cure and is defined as undetectable HCV in the blood 24 weeks after the completion of the 48-week peginterferon+ribavirin drug regimen. Both genotype-3 patients achieved a sustained virologic response, while six of the eight genotype-1 patients achieved a sustained virologic response, which defines a cure of the infection.

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

The Hemopurifier in Cancer

While hepatitis C is no longer a major commercial opportunity in developed markets due to the wide availability of curative, oral direct acting anti-viral agents, we continue to investigate potential viral targets for the Hemopurifier. Recently, however, our primary focus has been on the evaluation of the Hemopurifier in cancer, where we have previously shown in non-clinical studies and in a recent COVID-19 emergency use patient that it is capable of clearing exosomes, which are subcellular particles that are secreted by both normal and malignant cells. Tumor derived exosomes, have been shown in multiple laboratories to be critical components in the progression of cancers. They can mediate resistance to chemotherapy, resistance to targeted agents such as trastuzumab (Herceptin), metastasis and resistance to the newer immuno-oncology agents, such as pembrolizumab (Keytruda). Based on these observations and data, in November 2019 the FDA granted us a second Breakthrough Designation “…for the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes have been shown to participate in the development or severity of the disease.”

On October 4, 2019, the FDA approved our IDE application to initiate an EFS of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda). The primary endpoint for the EFS, which is designed to enroll 10 to 12 subjects at a single center, is safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This study, which is being conducted at the UPMC Hillman Cancer Center in Pittsburgh, Pennsylvania, has been approved by the IRB and is in the process of recruiting and treating patients.

U.S. GOVERNMENT CONTRACTS

We have recognized revenue under the following government contracts/grants over the past two years:

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

The work performed pursuant to this Award Contract focused on melanoma exosomes. This work follows from our completion of a Phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018. Following on the Phase I work, the deliverables in the Phase II program involved the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

During the fiscal year ended March 31, 2022, we recorded $229,698 of government contract revenue on the Award Contract. That revenue related to work performed in the three months ended March 31, 2021 and June 30, 2021 that had previously been recorded as deferred revenue as a result of falling short on certain milestones. We then achieved those March period milestones in the June quarter and the June period milestones in the September quarter and therefore recorded the previously deferred revenue as government contract revenue in the quarter ended September 30, 2021. We recorded the invoices related to the September 30, 2021, December 31, 2021 and March 31, 2022 periods as deferred revenue, since we fell short of certain milestones related to those periods.

During the fiscal year ended March 31, 2021, we completed the milestones relevant to the first nine months of the fiscal year and, as a result, we recorded $436,427 of government contract revenue on the Phase 2 Melanoma Cancer Contract in that fiscal year.

Subaward with University of Pittsburgh

In 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award is $256,750. We recorded $64,467 and $34,233 of revenue related to this subaward in the fiscal years ended March 31, 2022 and March 31. 2021, respectively.

Research and Development Costs

A substantial portion of our operating budget is used for research and development activities. The cost of research and development, all of which has been charged to operations, amounted to approximately $2,341,000 and $2,072,000 in the fiscal years ended March 31, 2022 and 2021, respectively.

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

To protect our proprietary medical technologies, including the Hemopurifier product platform and other scientific discoveries, we have a portfolio of over 50 issued patents and pending applications worldwide. We currently have five issued U.S. patents and 43 issued patents in countries outside of the United States. In addition, we have nine patent applications pending worldwide related to our Hemopurifier product platform and other technologies. We are seeking additional patents on our scientific discoveries.

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

Patents

The following table lists our issued patents and patent applications, including their ownership status:

Patents Issued in the United States

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
9,707,333	Extracorporeal removal of microvesicular particles	7/18/17	Owned	1/6/29
9,364,601	Extracorporeal removal of microvesicular particles	6/14/16	Owned	10/2/29
8,288,172	Extracorporeal removal of microvesicular particles	10/16/12	Owned	3/30/29
7,226,429	Method for removal of viruses from blood by lectin affinity hemodialysis	6/5/07	Owned	1/20/24
10,022,483	Method for removal of viruses from blood by lectin affinity hemodialysis	7/17/18	Owned	1/20/24

Patent Applications Pending in the United States

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
16/415,713	Affinity capture of circulating biomarkers	5/17/19	Owned
17/455,289	Brain specific exosome based diagnostics and extracorporeal therapies	11/17/21	Owned
17/301,666	Method for removal of viruses from blood by lectin affinity hemodialysis	4/09/21	Owned
16/459,220	Methods and compositions for quantifying exosomes	7/01/19	Owned
16/883,624	Plasma exosomal tau as a biomarker for chronic traumatic encephalopathy	5/26/20	Owned

Foreign Patents

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Denmark)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (France)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Germany)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Ireland)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Great Britain)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Sweden)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Netherlands)	5/16/18	Owned	9/12/36
3110977	Brain specific exosome based diagnostics and extracorporeal therapies (Switzerland)	5/16/18	Owned	9/12/36
2353399	Method for removal of viruses from blood by lectin affinity hemodialysis (Russia)	4/27/09	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Belgium)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Ireland)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Italy)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Great Britain)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (France)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Germany)	7/17/13	Owned	1/20/24
2516403	Method for removal of viruses from blood by lectin affinity hemodialysis (Canada)	8/12/14	Owned	1/20/24
2591359	Methods for quantifying exosomes (Germany)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (France)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (Great Britain)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (Spain)	3/01/17	Owned	7/07/31
2644855	Extracorporeal removal of microvesicular particles (Canada)	11/19/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Germany)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Switzerland)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Spain)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (France)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Great Britain)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Italy)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Netherlands)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Sweden)	4/24/19	Owned	1/20/24
1126138	Extracorporeal removal of microvesicular particles (Hong Kong)	6/19/20	Owned	1/20/24
3517151	Extracorporeal removal of microvesicular particles (Switzerland)	4/21/21	Owned	1/20/24
3517151	Extracorporeal removal of microvesicular particles (Germany)	4/21/21	Owned	1/20/24
3517151	Extracorporeal removal of microvesicular particles (Denmark)	4/21/21	Owned	1/20/24
3517151	Extracorporeal removal of microvesicular particles (Spain)	4/21/21	Owned	1/20/24
3517151	Extracorporeal removal of microvesicular particles (France)	4/21/21	Owned	1/20/24
3517151	Extracorporeal removal of microvesicular particles (Great Britain)	4/21/21	Owned	1/20/24
3517151	Extracorporeal removal of microvesicular particles (Ireland)	4/21/21	Owned	1/20/24
3517151	Extracorporeal removal of microvesicular particles (Netherlands)	4/21/21	Owned	1/20/24
3517151	Extracorporeal removal of microvesicular particles (Sweden)	4/21/21	Owned	1/20/24
3366784	Brain specific exosome based diagnostics and extracorporeal therapies (Great Britain)	11/13/19	Owned	9/12/36
3366784	Brain specific exosome based diagnostics and extracorporeal therapies (France)	11/13/19	Owned	9/12/36
3366784	Brain specific exosome based diagnostics and extracorporeal therapies (Germany)	11/13/19	Owned	9/12/36
3366784	Brain specific exosome based diagnostics and extracorporeal therapies (Netherlands)	11/13/19	Owned	9/12/36

Pending Foreign Patent Applications

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
8139/DELNP/2008	Extracorporeal removal of microvesicular particles (exosomes) (India)	3/9/07	Owned
3061952	Extracorporeal removal of microvesicular particles (Canada)	11/18/19	Owned
2939652	Brain specific exosome based diagnostics and extracorporeal therapies (Canada)	8/12/06	Owned

Pending International Patent Applications

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
PCT/US2021/026377	Devices and methods for treating a coronavirus infection and symptoms thereof	4/08/21	Owned

Trademarks

APPLICATION NAME	FILING DATE	OWNED OR LICENSED
TAUSOME	7/24/2015	Owned by ESI
SANSAGITTA	7/8/2021	Owned by Aethlon
HEMOSAGITTA	1/13/2021	Owned by Aethlon

Trademarks

In addition to the Tausome, Sansagitta and Hemosagitta trademarks noted in the above table, we also have trademark registrations in the U.S. for Hemopurifier, Aethlon Medical, Inc., and the Exosome Sciences Logo and obtained a trademark registration in India for Hemopurifier. We also have common law trademark rights in Aethlon ADAPT™ and ELLSA™.

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

Industry & Competition

The industry for treating infectious disease and cancer is extremely competitive, and companies developing new treatment procedures face significant capital and regulatory challenges. As our Hemopurifier is a clinical-stage device, we have the additional challenge of establishing medical industry support, which will be driven by treatment data resulting from human clinical studies. Should our device become market cleared by the FDA or the regulatory body of another country, we may face significant competition from well-funded pharmaceutical organizations. Additionally, we would likely need to establish large-scale production of our device in order to be competitive. We believe that our Hemopurifier is a first-in-class therapeutic candidate and we are not aware of any affinity hemofiltration device being market cleared in any country for the single-use removal of circulating viruses or tumor-derived exosomes.

Government Regulation

The Hemopurifier is subject to regulation by numerous regulatory bodies, primarily the FDA, and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing, storage, distribution, advertising and promotion, and post-marketing surveillance reporting of medical devices. As the primary mode of action of the Hemopurifier is attributable to the device component of this combination product, the CDRH has primary jurisdiction over its premarket development, review and approval. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, import detentions, civil monetary penalties and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.

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

Healthcare Regulation

In addition to the FDA’s restrictions on marketing of pharmaceutical products, the U.S. healthcare laws and regulations that may affect our ability to operate include: the federal fraud and abuse laws, including the federal anti-kickback and false claims laws; federal data privacy and security laws; and federal transparency laws related to payments and/or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals. Many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. For example, states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payor. In addition, state data privacy laws that protect the security of health information may differ from each other and may not be preempted by federal law. Moreover, several states have enacted legislation requiring pharmaceutical manufacturers to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, report information related to drug pricing, require the registration of sales representatives, and prohibit certain other sales and marketing practices. These laws may adversely affect our sales, marketing and other activities with respect to any product candidate for which we receive approval to market in the United States by imposing administrative and compliance burdens on us.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. For example, in the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, ACA, among other things, reduced and/or limited Medicare reimbursement to certain providers and imposed an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions. However, the 2020 federal spending package permanently eliminated, effective January 1, 2020, this ACA-mandated medical device tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future.

Other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011, as amended by subsequent legislation, further reduces Medicare’s payments to providers by two percent through fiscal year 2030. However, COVID-19 relief legislation suspended the two percent Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% to up to 3% in the final fiscal year of this sequester. These reductions may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. In July 2021, the Biden Administration released an executive order, “Promoting Competition in the American Economy,” which contained provisions relating to prescription drugs. On September 9, 2021, in response to this executive order, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives.

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

Manufacturing

Manufacturing of our Hemopurifier occurs in collaboration with a contract manufacturer based in California under current Good Manufacturing Practice, or cGMP, regulations promulgated by the FDA.  Our contract manufacturer is registered with the FDA. To date, our manufacture of the Hemopurifier has been limited to quantities necessary to support our clinical studies.

Our costs of compliance with federal, state and local environmental laws have been immaterial to date.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Our Hemopurifiers are currently assembled by Aethlon personnel in a cGMP manufacturing facility provided by Life Science Outsourcing, Inc, or LSO. In the future, we plan to bring our manufacturing operations in-house. Aethlon personnel assemble the various components of the Hemopurifier with materials from our various suppliers, which are purchased and released by Aethlon and stored at LSO prior to use in manufacturing. Specifically, the Hemopurifier contains three critical components with limited available suppliers. The base cartridge on which the Hemopurifier is constructed is sourced from Medica S.p.A and we are dependent on the continued availability of these cartridges. Although there are other suppliers, the process of qualifying a new supplier takes time and regulatory approvals must be obtained. We currently purchase the diatomaceous earth from Janus Scientific, Inc., as the distributor; however, the product is manufactured by Imerys Minerals Ltd. There potentially are other suppliers of this product, but as with the cartridges, qualifying and obtaining required regulatory approvals takes time and resources. The GNA lectin is sourced from Vector Laboratories Inc. and also is available from other suppliers; however, Sigma Aldrich is the only approved back up supplier at this time. A business interruption at any of these sources could have a material impact on our ability to manufacture the Hemopurifier.

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

Employees

We have 14 full-time employees. All of our employees are located in the United States. We do intend to hire additional employees. We utilize, whenever appropriate, consultants in order to conserve cash and resources.

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

We have never been profitable. We have generated revenues during the fiscal years ended March 31, 2022 and March 31, 2021, in the amounts of $294,165, and $659,104, respectively, primarily from our contracts with the NIH. Our revenues, from research grants, continue to be insufficient to cover our cost of operations. It is possible that we may not be able to enter into future government contracts beyond our current contract with the NIH that ends in September 2022. Future profitability, if any, will require the successful commercialization of our Hemopurifier technology, other products that may emerge from our potential diagnostic products or from additional government contract or grant income. We may not be able to successfully commercialize the Hemopurifier or any other products, and even if commercialization is successful, we may never be profitable.

We will require additional financing to sustain our operations, achieve our business objectives and satisfy our cash obligations, which may dilute the ownership of our existing stockholders.

We will require significant additional financing for our operations and for expected additional future clinical trials in the U.S., regulatory clearances, and continued research and development activities for the Hemopurifier and other future products. In addition, as we expand our activities, our overhead costs to support personnel, laboratory materials and infrastructure will increase. We may also choose to raise additional funds in debt or equity financings if they are available to us on reasonable terms to increase our working capital and to strengthen our financial position. Any sale of additional equity or convertible debt securities could result in dilution of the equity interests of our existing stockholders. Additionally, new investors may require that we and certain of our stockholders enter into voting arrangements that give them additional voting control or representation on our Board of Directors. If required financing is unavailable to us on reasonable terms, or at all, we may be unable to support our operations, including our research and development activities, which would have a material adverse effect on our ability to commercialize our products or continue our business.

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

We have 14 full-time employees. We utilize, whenever appropriate, consultants in order to conserve cash and resources.

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

We will need to significantly expand our operations to implement our longer-term business plan and growth strategies. We will also be required to manage multiple relationships with various strategic partners, technology licensors, customers, manufacturers and suppliers, consultants and other third parties. This expansion and these expanded relationships will require us to significantly improve or replace our existing managerial, operational and financial systems, procedures and controls; to improve the coordination between our various corporate functions; and to manage, train, motivate and maintain a growing employee base. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We may not be able to institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions, or that we will be able to properly manage, train, motivate and retain our anticipated increased employee base. If we cannot manage our growth initiatives, including our expansion of our clinical trials in India and potentially in other countries, we will be unable to commercialize our products on a large-scale in a timely manner, if at all, and our business could fail.

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

Our development costs will increase if we have material delays in any clinical trial or if we need to perform more or larger clinical trials than planned. If the delays are significant, or if any of our product candidates do not prove to be safe or effective or do not receive required regulatory approvals, our financial results and the commercial prospects for our product candidates will be harmed. Furthermore, our inability to complete our clinical trials in a timely manner could jeopardize our ability to obtain regulatory approval for our Hemopurifier or any other potential product candidates.

If we or our suppliers fail to comply with ongoing FDA or foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain clearance or approval, if any, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers may be required to comply with the FDA’s Quality System Regulation, or QSR. These FDA regulations cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. If we, or our manufacturers, fail to adhere to QSR requirements in the U.S., this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.

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

For example, in late 2020, we identified during our device quality review procedures prior to product release that one of our critical suppliers had produced a Hemopurifier component that was not produced to our specifications. Although no affected Hemopurifiers were released into our inventory or to any clinical trial sites, we believe we have resolved this issue both with that initial supplier and with an additional supplier and that our current Hemopurifier inventory combined with expected near term production runs from raw materials on hand will be sufficient for the conduct of our current ongoing clinical trials, but it is possible that the need for our Hemopurifiers could increase and exceed our production. Any such delays could limit our ability to meet demand for the Hemopurifier and delay our ongoing clinical trials, which would have a material adverse impact on our business, results of operations and financial condition.

Difficulties in manufacturing our Hemopurifier could have an adverse effect upon our expenses, our product revenues and our ability to complete our clinical trials.

We currently outsource most of the manufacturing of our Hemopurifier. The manufacturing of our Hemopurifier is difficult and complex. To support our current clinical trial needs, we comply with and intend to continue to comply with cGMP in the manufacture of our product. Our ability to adequately manufacture and supply our Hemopurifier in a timely matter is dependent on the uninterrupted and efficient operation of our facilities and those of third-parties producing raw materials and supplies upon which we rely in our manufacturing. The manufacture of our products may be impacted by:

•	availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier;

•	our ability to comply with new regulatory requirements, including our ability to comply with cGMP;

•	natural disasters;

•	changes in forecasts of future demand for product components;

•	potential facility contamination by microorganisms or viruses;

•	updating of manufacturing specifications;

•	product quality success rates and yields; and

•	global viruses and pandemics, including the current COVID-19 pandemic.

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

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

We outsource many of our operational and development activities, and if any party to which we have outsourced certain essential functions fails to perform its obligations under agreements with us, the development and commercialization of our lead product candidate and any future product candidates that we may develop could be delayed or terminated.

We rely on third-party consultants or other vendors to manage and implement much of the day-to-day conduct of our clinical trials and the manufacturing our Hemopurifier product candidate. Accordingly, we are and will continue to be dependent on the timeliness and effectiveness of the efforts of these third parties. Our dependence on third parties includes key suppliers and third-party service providers supporting the development, manufacture and regulatory approval of our Hemopurifier, as well as support for our information technology systems and other infrastructure. While our management team oversees these vendors, failure of any of these third parties to meet their contractual, regulatory and other obligations or the development of factors that materially disrupt the performance of these third parties could have a material adverse effect on our business. For example, all of the key oversight responsibilities for the development and manufacture of our Hemopurifier are conducted by our management team, but all other activities are the responsibility of third-party vendors. It is possible that the ongoing COVID-19 pandemic might constrain the ability of needed third-party vendors to provide services that we require.

If a clinical research organization that we utilize is unable to allocate sufficient qualified personnel to our studies in a timely manner or if the work performed by it does not fully satisfy the requirements of the FDA or other regulatory agencies, we may encounter substantial delays and increased costs in completing our development efforts. Any manufacturer that we select may encounter difficulties in the manufacture of new products in commercial quantities, including problems involving product yields, product stability or shelf life, quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. If any of these occur, the development and commercialization of our Hemopurifier product candidate could be delayed, curtailed or terminated, because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own.

If we or our contractors or service providers fail to comply with regulatory laws and regulations, we or they could be subject to regulatory actions, which could affect our ability to develop, market and sell our Hemopurifier product candidate and any other future product candidates that we may develop, if any, and may harm our reputation.

If we or our manufacturers or other third-party contractors fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to regulatory actions, which could affect our ability to successfully develop, market and sell our Hemopurifier product candidate or any future product candidates, if any, and could harm our reputation and lead to reduced or non-acceptance of our proposed product candidates by the market. Even technical recommendations or evidence by the FDA through letters, site visits, and overall recommendations to academia or biotechnology companies may make the manufacturing of a clinical product extremely labor intensive or expensive, making the product candidate no longer viable to manufacture in a cost-efficient manner. The mode of administration may make the product candidate not commercially viable. The required testing of the product candidate may make that candidate no longer commercially viable. The conduct of clinical trials may be critiqued by the FDA, or a clinical trial site’s Institutional Review Board or Institutional Biosafety Committee, which may delay or make impossible clinical testing of a product candidate. The Institutional Review Board for a clinical trial may stop a trial or deem a product candidate unsafe to continue testing. This would have a material adverse effect on the value of the product candidate and our business prospects.

We will need to outsource and rely on third parties for the clinical development and manufacturing, sales and marketing of our Hemopurifier or any future product candidates that we may develop, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

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

Before a new medical device can be marketed in the U.S., it must first receive a PMA or 510(k) clearance from the FDA, unless an exemption applies. A PMA submission, which is a higher standard than a 510(k) clearance, is used to demonstrate to the FDA that a new or modified device is safe and effective. The 510(k) is used to demonstrate that a device is “substantially equivalent” to a predicate device, that is, one that has been cleared by the FDA. We expect that any product we seek regulatory approval for, including the Hemopurifier, will require a PMA. The FDA approval process involves, among other things, successfully completing clinical trials and filing for and obtaining a PMA. The PMA process requires us to prove the safety and effectiveness of our products to the FDA’s satisfaction. This process, which includes preclinical studies and clinical trials, can take many years and requires the expenditure of substantial resources and may include post-marketing surveillance to establish the safety and efficacy of the product. Notwithstanding the effort and expense incurred, the process may never result in the FDA granting a PMA. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval. Delays or rejections may also be encountered based upon changes in governmental policies for medical devices during the period of product development. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•	our inability to demonstrate safety or effectiveness of the Hemopurifier, or any other product we develop, to the FDA’s satisfaction;

•	insufficient data from our preclinical studies and clinical trials, including for our Hemopurifier, to support approval;

•	failure of the facilities of our third-party manufacturer or suppliers to meet applicable requirements;

•	inadequate compliance with preclinical, clinical or other regulations;

•	our failure to meet the FDA’s statistical requirements for approval; and

•	changes in the FDA’s approval policies, or the adoption of new regulations that require additional data or additional clinical trials.

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

We are advancing product candidates under governmental policies that regulate the development and commercialization of medical treatment countermeasures against bioterror and pandemic threats.  While we intend to pursue FDA market clearance to treat infectious bioterror and pandemic threats, it is often not feasible to conduct human studies against these deadly high threat pathogens. For example, the Hemopurifier is an investigational device that has not yet received FDA approval for any indication. We continue to investigate the potential for the use of the Hemopurifier in viral diseases under an open IDE and our FDA Breakthrough Designation for “…the treatment of life-threatening glycosylated viruses that are not addressed with an approved therapy.” We currently have an open FDA approved Expanded Access Protocol for the treatment of Ebola infected patients in the U.S. and a corresponding HealthCanada approval in Canada. Based on our studies to date, the Hemopurifier can potentially clear many viruses that are pathogenic in humans, including HCV, HIV, Monkeypox and Ebola.

Additionally, in June 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. This study is designed to enroll up to 40 subjects at up to 20 centers in the U.S. Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and will have acute lung injury and/or severe or life threatening disease, among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes.

However, we have a very limited supply of Hemopurifiers and therefore any use in this pandemic will be only investigational in a very small number of patients, even if it appears that the device can help those patients. Thus, we may not be able to demonstrate the effectiveness of our treatment countermeasures through controlled human efficacy studies. Additionally, a change in government policies could impair our ability to obtain regulatory approval for the Hemopurifier.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be on our product development efforts.

Our current and future business activities are subject to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to significant penalties.

We are currently and will in the future be subject to healthcare regulation and enforcement by the U.S. federal government and the states in which we will conduct our business if our product candidates are approved by the FDA and commercialized in the United States. In addition to the FDA’s restrictions on marketing of approved products, the U.S. healthcare laws and regulations that may affect our ability to operate include: the federal fraud and abuse laws, including the federal anti-kickback and false claims laws; federal data privacy and security laws; and federal transparency laws related to payments and/or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals. Many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. These laws may adversely affect our sales, marketing and other activities with respect to any product candidate for which we receive approval to market in the United States by imposing administrative and compliance burdens on us.

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

We are subject to stringent and changing U.S. and foreign laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, fines and penalties, a disruption of our clinical trials or commercialization of our products, private litigation, harm to our reputation, or other adverse effects on our business or prospects.

In the ordinary course of business, we collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “Process” or “Processing”) personal information and other information, including proprietary and confidential business data, trade secrets, intellectual property, information we collect in connection with clinical trials, as necessary to operate our business, for legal and marketing purposes, and for other business-related purposes. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, representations, certifications, standards, publications, frameworks, and contractual obligations to third parties related to privacy, information security and Processing (collectively, “Data Protection Obligations”).

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act of 2018, CCPA, imposes obligations on covered businesses, including giving California residents expanded rights to access and require deletion of their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for statutory fines for noncompliance(up to $7,500 per violation). Although there are limited exemptions for clinical trial data under the CCPA, the CCPA could increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states, including Colorado, Connecticut, Utah and Virginia, have enacted data privacy laws which become effective in 2023 and similar laws are being considered in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging and expose us to additional liability.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data.. The GDPR requires covered businesses to, among other requirements, provide detailed disclosures, contractually commit to data protection measures in our contracts, maintain adequate data security measures, notify regulators and affected individuals of certain data breaches and meet extensive privacy governance and documentation requirements. Companies that violate the GDPR can face private litigation, restrictions on data processing, and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue. GDPR litigation risk may increase as a result of a recent decision of the EU’s highest court finding that a consumer protection association may bring representative actions alleging violations of the GDPR even without a mandate to do so from any specific individuals and whether or not specific individuals’ data protection rights have been violated.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated and recent legal challenges and increasingly strict interpretive guidance have created significant uncertainty about what measures would suffice to make such transfers lawful. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (“EEA”) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, the UK similarly restricts personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

Data Protection Obligations are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

Although we endeavor to comply with all applicable Data Protection Obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.

If we fail, or are perceived to have failed, to address or comply with Data Protection Obligations, it could: increase our compliance and operational costs; expose us to regulatory scrutiny, actions, fines and penalties; result in reputational harm; interrupt or stop our clinical trials; result in litigation and liability; result in an inability to process personal data or to operate in certain jurisdictions; harm our business operations or financial results or otherwise result in a material harm to our business, or other material adverse impact on our business, results of operations and financial condition. Additionally, given that Data Protection Obligations impose complex and burdensome obligations and that there is substantial uncertainty over the interpretation and application of these obligations, we may be required to incur material costs, divert management attention, and change our business operations, including our clinical trials, in an effort to comply, which could materially adversely affect our business operations and financial results.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations including, as relevant, clinical trials; interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

If our information technology systems or data, or those maintained on our behalf, are or were compromised we could experience adverse consequences resulting from such compromise, including but not limited to: regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we may process proprietary, confidential and sensitive information, including personal data, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other third parties, or collectively, Sensitive Information. We may use and share Sensitive Information with service providers and subprocessors and other third parties upon whom we rely to help us operate our business. If we, our service providers, partners, or other relevant third parties have experienced, or in the future experience, any security incident(s) that result in any data loss; deletion or destruction; unauthorized access to; loss, unauthorized acquisition, disclosure, or exposure of, Sensitive Information, or compromise related to the security, confidentiality, integrity of our (or their) information technology, software, services, communications or data (any, a “Security Breach”), it may result in a material adverse impact on our business, results of operations and financial condition, including the diversion of funds to address the breach, and interruptions, delays, or outages in our operations and development programs.

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, sophisticated nation states, and nation-state-supported actors. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), supply-chain attacks, loss of data or other information technology assets, adware, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing) and ransomware attacks. We may also be the subject of phishing attacks, viruses, malware (including as a result of advanced persistent threat intrusions), server malfunction, software or hardware failures, loss of data or other computer assets, telecommunications failures, earthquakes, fires, floods, or other similar issues.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our services) or the third-party information technology systems that support us and our services

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable Data Protection Obligations (as defined above) may require us to notify relevant stakeholders of Security Breaches, including affected individuals, partners, collaborators, regulators, law enforcement agencies and others. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to a material adverse impact on our business, results of operations and financial condition. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

There can be no assurances that any limitations or exclusions of liability in our contracts would be adequate or would otherwise protect us from liabilities or damages if we fail to comply with Data Protection Obligations related to information security or Security Breaches.

We cannot be sure that our insurance coverage, if any, will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or other material adverse impact on our business, results of operations and financial condition arising out of our Processing operations, privacy and security practices, or Security Breaches that we may experience. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could have a material adverse impact on our business, results of operations and financial condition.

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

For example, in the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, ACA, among other things, reduced and/or limited Medicare reimbursement to certain providers. However, on December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business. The Budget Control Act of 2011, as amended by subsequent legislation, further reduces Medicare’s payments to providers by two percent through fiscal year 2031. However, COVID-19 relief legislation suspended the two percent Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. These reductions may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. In July 2021, the Biden Administration released an executive order, “Promoting Competition in the American Economy,” which contained provisions relating to prescription drugs. On September 9, 2021, in response to this executive order, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers.

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

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We believe we have not experienced an ownership change in the past three years, however, we could experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we achieve profitability and an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. For the FDA, the authority to require a recall must be based on a finding that there is reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated. A government-mandated or voluntary recall by us or one of our international distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA or another third-country competent authority. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA or another third-country competent authority. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report recalls. We are also required to follow detailed recordkeeping requirements for all firm-initiated medical device corrections and removals.

Our business is subject to risks arising from the recent COVID-19 pandemic.

The ongoing COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, patients, communities and business operations, as well as the U.S. and global economy and financial markets.

International and U.S. governmental authorities in impacted regions have been taking actions in an effort to slow the spread of COVID-19. In response, we have implemented a hybrid work from home policy for all non-laboratory employees, following the guidelines or directives issued by federal, state and local government agencies in the U.S.

To date, we do not currently anticipate any interruptions in supply. In addition, while we are continuing with our clinical trials, we expect that COVID-19 precautions may directly or indirectly impact the timeline for the trials. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, clinical trials and manufacturing and supply chains, including:

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

The medical devices industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, and the determination is often uncertain. There may be existing patents of which we are unaware that our products under development may inadvertently infringe. The likelihood that patent infringement claims may be brought against us increases as the number of participants in the infectious market increases and as we achieve more visibility in the marketplace and introduce products to market.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies incorporated in our products. We currently have five issued U.S. patents and five pending U.S. patent applications. We also have 43 issued foreign patents and have applied for four additional foreign and international patents. Our issued patents begin to expire in 2024, with the last of these patents expiring in 2036, although terminal disclaimers, patent term extension or patent term adjustment can shorten or lengthen the patent term. We rely on a combination of patent protection, trade secret laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these may not adequately protect our rights or permit us to gain or keep any competitive advantage.

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

U.S. Government agencies have special contracting requirements, including a right to audit us, which create additional risks; a negative audit would be detrimental to us.

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

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	failure to raise additional funds when needed;

•	announcements regarding our ongoing development of the Hemopurifier;

•	results regarding the progress of our clinical trials with the Hemopurifier;

•	results reported from our clinical trials with the Hemopurifier;

•	failure to meet the continued listing requirements of and maintain our listing on Nasdaq;

•	results of operations or revenue in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	reduced investor confidence in equity markets;

•	speculation in the press or analyst community;

•	wide fluctuations in stock prices, particularly with respect to the stock prices for other medical device companies;

•	announcements of technological innovations by us or our competitors;

•	new products or the acquisition of significant customers by us or our competitors;

•	changes in interest rates;

•	changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors;

•	changes in recommendations or financial estimates by securities analysts who track our common stock or the stock of other medical device companies;

•	changes in management;

•	sales of common stock by directors and executive officers;

•	rumors or dissemination of false or misleading information, particularly through Internet chat rooms, instant messaging, and other rapid-dissemination methods;

•	conditions and trends in the medical device industry generally;

•	the announcement of acquisitions or other significant transactions by us or our competitors;

•	adoption of new accounting standards affecting our industry;

•	changes in the structure of healthcare payment systems;

•	general market conditions;

•	domestic or international terrorism and other factors, including the effects of the ongoing COVID-19 pandemic; and

•	the other factors described in this section.

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

If at any time our common stock is not listed on a national securities exchange or we have net tangible assets of $2,000,000 or less, or we have an average revenue of less than $6,000,000 for the last three years, and our common stock has a market price per share of less than $5.00, transactions in our common stock will be subject to the SEC’s “penny stock” rules. Currently, our common stock is subject to the SEC’s “penny stock” rules promulgated under the Exchange Act and as a result, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. For any transaction involving a penny stock, unless exempt, the rules require:

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. During the 52-week period ended March 31, 2022, the high and low closing sale prices for a share of our common stock were $10.79 and $1.16, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, trading in our common stock often has been thin. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to our limited operating history, limited amount of cash and revenue, lack of profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

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

We are entitled under our articles of incorporation to issue up to 30,000,000 shares of common stock. We have reserved for issuance 2,243,838 of those shares of common stock for outstanding restricted stock units, stock options and warrants, excluding an aggregate of 181,464 contingent issuances of restricted stock units and options made subsequent to March 31, 2022, which are subject to approval by the stockholders of the Company at the 2022 annual meeting of stockholders of an increase in the number of shares of common stock authorized for issuance under our 2020 Equity Incentive Plan. As of March 31, 2022, we had issued and outstanding 15,419,163 shares of common stock. As a result, as of March 31, 2022 we had 12,336,999 shares of common stock available for issuance to new investors or for use to satisfy indebtedness or pay service providers.

On March 24, 2022, we entered into an At the Market Offering Agreement, or the 2022 ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the 2022 ATM Agreement. The 2022 ATM Agreement provides for the sale of shares of our common stock having an aggregate offering price of up to $15,000,000. As of March 31, 2022, we had not sold any shares under the 2022 ATM Agreement.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Office and Lab Space Leases

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121 and 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121, respectively. The agreement carries a term of 63 months and we took possession of the office space effective October 1, 2021. We took possession of the lab space effective January 1, 2022.

On October 1, 2021, we recorded a $343,633 right-of-use lease asset and associated lease liability related to the office space component of the lease based on the present value of lease payments over the expected lease term of 63 months, discounted using our estimated incremental borrowing rate of 4.25%. The current monthly base rent under the office component of the lease is $6,121.

During the three months ended March 31, 2022, we recorded a $400,797 right-of-use lease asset and associated lease liability related to the lab space component of the lease based on the present value of lease payments over the expected lease term of 63 months, discounted using our estimated incremental borrowing rate of 4.25%. The initial monthly base rent under the lab component of the lease is $7,456.

Manufacturing Space Lease

In October 2021, we entered into another lease for an initial period of 58 months for (i) approximately 22,260 square feet of space located at 11588 Sorrento Valley Road, San Diego, California 92121, or the Building, and (ii) 2,655 square feet of space located in the Building and commonly known as Suite 18, to house our manufacturing operations. That manufacturing space is located at 11588 Sorrento Valley Road, San Diego, California 92121 and it is near our new lab and office locations. We anticipate that the landlord will complete construction on this new space in the third calendar quarter of 2022 and we will take occupancy at that time. The initial base rent for the manufacturing space will be $12,080 per month.

Based on the assumptions that we used to calculate the right-of-use lease asset for the new office and lab spaces, we estimate that we will record a right- of- use lease asset of $614,240 and associated lease liability for the manufacturing space lease when we take possession of that space.

Mobile Clean Room

In addition, we rent a mobile clean room on a short term, month-to-month basis, where we house our manufacturing operations until our permanent manufacturing space is completed. We also rent the land on which the mobile clean room is based on a month-to-month basis. The mobile clean room is located on leased land near our office and lab and we pay $2,000 per month for the right to locate it there. We paid approximately $189,000 in rent expense to lease the mobile clean room located on this space during the fiscal year ended March 31, 2022.

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

Holders of Record

There were approximately 67 record holders of our common stock at June 27, 2022. The number of registered stockholders includes any beneficial owners of common shares held in street name.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

Overview

We are a medical technology company focused on developing products to diagnose and treat life and organ threatening diseases. The Aethlon Hemopurifier is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier is designed to deplete the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The FDA, has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

•	the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes have been shown to participate in the development or severity of the disease; and

•	the treatment of life-threatening viruses that are not addressed with approved therapies.

We believe the Hemopurifier can be a substantial advance in the treatment of patients with advanced and metastatic cancer through the clearance of exosomes that promote the growth and spread of tumors through multiple mechanisms. We are currently conducting a clinical trial in patients with advanced and metastatic head and neck cancer. We are initially focused on the treatment of solid tumors that are being treated with checkpoint inhibitors. As we advance our clinical trials, we are in close contact with our clinical sites to navigate and assess the impact of the global COVID-19 pandemic on our clinical trials and current timelines.

On October 4, 2019, the FDA approved our IDE application to initiate an EFS of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda). The primary endpoint for the EFS, which is designed to enroll 10 to 12 subjects at a single center, is safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This study is being conducted at the UPMC Hillman Cancer Center in Pittsburgh, Pennsylvania, has treated two patients and is in the process of recruiting and treating patients.

We also believe the Hemopurifier can be part of the broad-spectrum treatment of life-threatening highly glycosylated, or carbohydrate coated, viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used to treat individuals infected with HIV, HCV, and Ebola.

Additionally, in-vitro, the Hemopurifier has been demonstrated to capture Zika virus, Lassa virus, MERS-CoV, cytomegalovirus, Epstein-Barr virus, Herpes simplex virus, Chikungunya virus, Dengue virus, West Nile virus, smallpox-related viruses, including Monkeypox virus, H1N1 swine flu virus, H5N1 bird flu virus, and the reconstructed Spanish flu virus of 1918. In several cases, these validations were conducted in collaboration with leading government or non-government research institutes.

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study’s plan is to enroll up to 40 subjects at up to 20 centers in the U.S. Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and will have acute lung injury and/or severe or life threatening disease, among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes (NCT # 04595903). Under Single Patient Emergency Use regulations, the Company has also treated three patients with COVID-19 with the Hemopurifier.

In September 2021, we entered into an agreement with PPD, a leading global CRO, to oversee our U.S. clinical studies investigating the Hemopurifier for critically ill COVID-19 patients. We now have nine hospitals fully activated for patient enrollment and they are actively screening patients for the trial. These sites are LSU Shreveport, Hoag Irvine and Newport Beach, Valley Baptist Medical Center in Texas, University of California Davis, University of Miami Medical Center, Loma Linda Hospital in Loma Linda, CA, Thomas Jefferson Medical Center and Cooper Medical. We are in the site activation process with additional U.S. medical centers.

We also obtained ethics review board approval and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location. We have completed all site initiation activities at Medanta Medicity Hospital and this site is now open for enrollment and is actively screening patients.

We are also the majority owner of ESI and we consolidate ESI in our consolidated financial statements.

Successful outcomes of human trials will also be required by the regulatory agencies of certain foreign countries where we plan to sell the Hemopurifier, if successfully developed. Some of our patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier treatment technology.

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

We are monitoring closely the impact of the COVID-19 global pandemic on our business and have taken steps designed to protect the health and safety of our employees while continuing our operations, including clinical trials. Given the level of uncertainty regarding the duration and impact of the COVID-19 pandemic and inflationary environment on capital markets and the U.S. economy, we are unable to assess the impact of the worldwide spread of SARS-CoV-2 and the resulting COVID-19 pandemic, political change, and general economic uncertainty, on our future access to capital. Further, while we have not experienced significant disruptions to our manufacturing supply chain, business, results of operations, financial condition, clinical trials, or preclinical research to date, we are unable to assess the potential impact this pandemic could have on our manufacturing supply chain, business, results of operations, financial condition, clinical trials, or preclinical research in the future.

As we continue to actively advance our clinical trials, we remain in close contact with our clinical sites and are assessing the impact of COVID-19 on our trials, expected timelines and costs on an ongoing basis. We will assess any potential delays in our ability to timely ship clinical trial materials, including internationally, due to transportation interruptions. The extent of the impact of COVID-19 and inflation on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. Given these uncertainties, we cannot reasonably estimate the related impact to our business, operating results and financial condition, if any.

Fiscal Years Ended March 31, 2022 and 2021

Results of Operations

Government Contract Revenues

We recorded government contract revenue in the fiscal years ended March 31, 2022 and 2021. This revenue resulted from work performed under our government contracts with the NIH and our subaward with the University of Pittsburgh as follows:

	Fiscal Year Ended 3/31/22	Fiscal Year Ended 3/31/21	Change in Dollars
Phase 2 Melanoma Cancer Contract	$229,698	$436,427	$(206,729)
Breast Cancer Grant	–	188,444	188,444
Subaward with University of Pittsburgh	64,467	34,233	30,234
Total Government Contract and Grant Revenue	$294,165	$659,104	$(364,939)

We have recognized revenue under the following contracts/grants:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the National Cancer Institute, or NCI, part of the NIH, awarded to us an SBIR Phase II Award Contract, for NIH/NCI Topic 359, entitled “A Device Prototype for Isolation of Melanoma Exosomes for Diagnostics and Treatment Monitoring”, or the Award Contract. The Award Contract amount is $1,860,561 and, as amended, runs for the period from September 16, 2019 through September 15, 2022.

The work performed pursuant to this Award Contract focused on melanoma exosomes. This work follows from our completion of a Phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018. Following on the Phase I work, the deliverables in the Phase II program involved the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

During the fiscal year ended March 31, 2022, we recorded $229,698 of government contract revenue on the Phase 2 Melanoma Cancer Contract. That revenue related to work performed in the three months ended March 31, 2021 and June 30, 2021 that had previously been recorded as deferred revenue as a result of falling short on certain milestones. We then achieved those March period milestones in the June quarter and the June period milestones in the September quarter and therefore recorded the previously deferred revenue as government contract revenue in the quarter ended September 30, 2021. We recorded the invoices related to the September 30, 2021, December 31, 2021 and March 31, 2022 periods as deferred revenue, since we fell short of certain milestones related to those periods.

During the fiscal year ended March 31, 2021, we completed the milestones relevant to the first nine months of the fiscal year and, as a result, we recorded $436,427 of government contract revenue on the Phase 2 Melanoma Cancer Contract in that fiscal year.

Breast Cancer Grant

In the fiscal year ended March 31, 2021, we completed and submitted the final reports applicable to this NCI grant (number 1R43CA232977-01). The title of this SBIR, Phase I grant is “The Hemopurifier Device for Targeted Removal of Breast Cancer Exosomes from the Blood Circulation,” or the Breast Cancer Grant. We note this grant because it contributed to the year over year change in revenue.

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

Subaward with University of Pittsburgh

In 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award is $256,750. We recorded $64,467 and $34,233 of revenue related to this subaward in the fiscal years ended March 31, 2022 and March 31. 2021, respectively.

Operating Costs and Expenses

Consolidated operating expenses were $10,715,050 for the fiscal year ended March 31, 2022, compared to $8,550,603 for the fiscal year ended March 31, 2021, an increase of $2,164,447. The $2,164,447 increase in the fiscal year ended March 31, 2022 was due to increases in payroll and related expenses of $1,170,861 and in general and administrative expense of $997,224, which were partially offset by a decrease of $3,638 in professional fees.

The $1,170,861 increase in the fiscal year ended March 31, 2022 in our payroll and related expenses was due to an increase in cash-based compensation of $1,199,661, which was partially offset by a decrease in our stock-based compensation of $28,800. The $1,199,661 increase in our cash-based compensation was primarily due to increases of $826,197 and $720,863 in our general and administrative payroll and in our research and development payroll, respectively, due to headcount increases, and $202,783 in relocation-related compensation to two senior executives that relocated to San Diego, California as a condition of their employment. Those increases were partially offset by the combination of a $451,933 accrual in the 2021 period related to the separation agreement with our former CEO, with no comparable expense in the 2022 period, and a net decrease of $134,950 in cash bonuses.

The $997,224 increase in the fiscal year ended March 31, 2022 in our general and administrative expenses primarily arose from increases of $453,254 in our clinical trial expenses, $209,082 in rent expense and $194,572 in insurance expense.

As a result of the above factors, our net loss before noncontrolling interests increased to $10,420,885 for the fiscal year ended March 31, 2022, from $7,891,499 for the fiscal year ended March 31, 2021.

Liquidity and Capital Resources

At March 31, 2022, we had a cash balance of $17,072,419 and working capital of $16,332,958. This compares to a cash balance of $9,861,575 and working capital of $8,976,512 at March 31, 2021. We expect our existing cash as of March 31, 2022 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of this Annual Report.

The primary sources of our increase in cash during the fiscal year ended March 31, 2022 resulted from our At The Market Offering Agreement with Wainwright dated March 22, 2021, or the 2021 ATM Agreement, and our registered direct financing through Maxim Group LLC. The cash raised from those activities is noted below:

At The Market Offering Agreements with H.C. Wainwright & Co., LLC

2021 ATM Agreement

On March 22, 2021, we entered into the 2021 ATM Agreement with Wainwright as sales agent, pursuant to which we could offer and sell shares of our common stock, from time to time as set forth in the 2021 ATM Agreement.

The offering was registered under the Securities Act pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-237269), as previously filed with the SEC and declared effective on March 30, 2020. We filed a prospectus supplement, dated March 22, 2021, with the SEC in connection with the offer and sale of the shares of common stock, pursuant to which we could offer and sell shares of common stock having an aggregate offering price of up to $5,080,000 from time to time.

Subject to the terms and conditions set forth in the 2021 ATM Agreement, Wainwright agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares under the 2021 ATM Agreement from time to time, based upon our instructions. We provided Wainwright with customary indemnification rights under the 2021 ATM Agreement, and Wainwright was entitled to a commission at a fixed rate equal to up to three percent of the gross proceeds per share sold. In addition, we agreed to reimburse Wainwright for certain specified expenses in connection with entering into the 2021 ATM Agreement. The 2021 ATM Agreement provided that it would terminate upon the written termination by either party as permitted thereunder.

Sales of the shares, under the 2021 ATM Agreement are made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed with Wainwright. We have no obligation to sell any of the shares, and, at any time, we could suspend offers under the 2021 ATM Agreement or terminate the agreement.

In the fiscal year ended March 31, 2022, we raised aggregate net proceeds under the 2021 ATM Agreement described above of $4,947,785, net of $126,922 in commissions to Wainwright and $2,154 in other offering expense, through the sale of 626,000 shares of our common stock at an average price of $7.90 per share of net proceeds. No further sales may be made under the agreement.

2022 ATM Agreement

On March 24, 2022, we entered into the 2022 ATM Agreement with Wainwright as sales agent, pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the 2022 ATM Agreement.

The offering was registered under the Securities Act pursuant to our shelf registration statement on S-3 (Registration Statement No. 333-259909), as previously filed with the SEC and declared effective on October 21, 2021. We filed a prospectus supplement, dated March 24, 2022, with the SEC in connection with the offer and sale of the shares of common stock, pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $15,000,000 from time to time.

Subject to the terms and conditions set forth in the 2022 ATM Agreement, Wainwright has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares under the 2022 ATM Agreement from time to time, based upon our instructions. We have provided Wainwright with customary indemnification rights under the 2022 ATM Agreement, and Wainwright is entitled to a commission at a fixed rate equal to up to three percent of the gross proceeds per share sold. In addition, we agreed to reimburse Wainwright for certain specified expenses in connection with entering into the 2022 ATM Agreement. The 2022 ATM Agreement provides that it will terminate upon the written termination by either party as permitted thereunder.

Sales of the shares, under the 2022 ATM Agreement will be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed with Wainwright. We have no obligation to sell any of the shares, and, at any time, we could suspend offers under the 2022 ATM Agreement or terminate the agreement.

In the fiscal year ended March 31, 2022, we did not raise any proceeds under the 2022 ATM Agreement.

In June 2022, we raised net proceeds of $448,760, net of $11,583 in commissions to Wainwright and $2,994 in other offering expense, through the sale of 411,055 shares of our common stock at an average price of $1.09 per share under the 2022 ATM Agreement.

Registered Direct Financing

In the fiscal year ended March 31, 2022, we sold an aggregate of 1,380,555 shares of our common stock at a purchase price per share of $9.00, for aggregate net proceeds to us of $11,659,044, after deducting fees payable to Maxim Group LLC, the placement agent, and other offering expenses. These shares were sold through a securities purchase agreement with certain institutional investors, The shares were issued pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the SEC on March 19, 2020, and was declared effective on March 30, 2020 (File No. 333-237269) and a prospectus supplement thereunder.

Material Cash Requirements

As noted above in the results of operations, our clinical trial expense increased by $453,254 in the fiscal year ended March 31, 2022. We expect our clinical trial expenses to continue to increase for the foreseeable future. Those increases in clinical trial expenses include the cost of manufacturing additional Hemopurifiers for the clinical trials.

In addition, we have entered into leases for our new headquarters, laboratory and manufacturing facilities. As noted above in the results of operations, our rent expense increased by $209,082 in the fiscal year ended March 31, 2022. We expect our rent expense to continue to increase for the foreseeable future.

Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future. We will continue to need to raise additional capital either through equity and/or debt financing for the foreseeable future.

As a result of the COVID-19 pandemic and actions taken to slow its spread, global events and political changes, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. Any of these actions could materially harm our business, results of operations and future prospects.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	For the year ended
	March 31, 2022	March 31, 2021
Cash (used in) provided by:
Operating activities	$(9,767)	$(6,765)
Investing activities	(349)	(60)
Financing activities	17,368	7,128
Net increase in cash	$7,252	$303

Net Cash Used in Operating Activities

We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $9,767,000 in fiscal 2022, compared to net cash used in operating activities of approximately $6,765,000 in fiscal 2021, an increase of approximately $3,002,000. The primary factors in this $3,002,000 increase in cash used in operations in fiscal 2022 was a $2,530,000 increase in our net loss.

Net Cash Used in Investing Activities

During the fiscal years ended March 31, 2022 and 2021, we purchased approximately $349,000 and $60,000 of equipment, respectively.

Net Cash from Financing Activities

Net cash generated from financing activities increased from approximately $7,128,000 in the fiscal year ended March 31, 2021 to approximately $17,368,000 in the fiscal year ended March 31, 2022.

In the fiscal year ended March 31, 2022, we raised approximately $17,456,000 from the issuance of common stock, which was partially offset by the use of approximately $88,000 to pay for the tax withholding on the issuance of restricted stock units, or RSUs. In the fiscal year ended March 31, 2021, we raised approximately $7,261,000 from the issuance of common stock, which was partially offset by the use of approximately $133,000 to pay for the tax withholding on the issuance of RSUs.

Recent Events

Sales Under 2022 ATM Agreement

In June 2022, we raised net proceeds of $448,760 net of $11,583 in commissions to Wainwright and $2,994 in other offering expense, through the sale of 411,055 shares of our common stock at an average price of $1.09 per share under the 2022 ATM Agreement.

RSU Grants

The Compensation Committee, or the Compensation Committee, of the Board of Directors of the Company, or Board, approved, effective as of April 1, 2022, pursuant to the terms of the Company’s Amended and Restated Non-Employee Directors Compensation Policy, which was most recently amended on February 10, 2022, or the Director Compensation Policy, the grant of the annual RSUs under the Director Compensation Policy to each of the two non-employee directors of the Company then serving on the Board and a new grant for the newly appointed director, with each such grant subject to stockholder approval of an increase of 1,800,000 shares of common stock in the number of authorized shares of common stock, or the 2022 Plan Increase, available for issuance under the Company’s 2020 Equity Incentive Plan, or the 2020 Plan, at the Company’s 2022 annual meeting of stockholders, or the 2022 Annual Meeting. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current directors then serving on the Board and for a grant of stock options or $75,000 worth of RSUs for a newly elected director, with the RSUs priced at the average for the closing prices for the five days preceding and including the date of grant, or $1.46 per share as of April 1, 2022. The two then-current eligible directors each was granted a contingent RSU in the amount of 34,247 shares under the 2020 Plan and the newly appointed director received a contingent RSU grant for 51,370 shares under the 2020 Plan. The contingent RSUs are subject to vesting in three installments, 50% on September 30, 2022, and 25% on each of December 31, 2022, and March 31, 2023, subject to stockholder approval of the 2022 Plan Increase at the 2022 Annual Meeting and subject to the recipient's continued service with the Company on each such vesting date.

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

Revenue Recognition

Our revenues consist entirely of amounts earned under contracts and grants with the NIH. During the fiscal years ended March 31, 2022 and 2021, we recognized revenues totaling $294,165 and $659,104, respectively, under such contracts. We have concluded that these agreements are not within the scope of ASC Topic, 606, Revenue from Contracts with Customers, or Topic 606, as the NIH grants and contracts do not meet the definition of a “customer” as defined by Topic 606. Prior to the effective date of ASC Topic 606, which for the Company was April 1, 2018, we accounted for our grant/contract revenues under the Milestone Method as prescribed by the legacy guidance of ASC 605-28, Revenue Recognition – Milestone Method, or the Milestone Method. In the absence of other applicable guidance under US GAAP, effective April 1, 2018, we elected to continue to use the Milestone Method by analogy to recognize revenue under these grants/contracts.

Common Stock Warrants

In the past, we have granted warrants to purchase our common stock in connection with financing transactions. When such warrants are classified as equity, we measure the relative estimated fair value of such warrants which represents a discount from the face amount of the notes payable. Such discounts are amortized to interest expense over the term of the notes. We analyze such warrants for classification as either equity or derivative liabilities and value them based on binomial lattice models.

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

Instruments classified as derivative liabilities are remeasured each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations in other expense (income). We had no derivative instruments at March 31, 2022 or March 31, 2021.

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

Convertible Notes Payable

There were no convertible notes outstanding as of March 31, 2022 or 2021.

RSU Grants to Non-Employee Directors

The Company maintains the Director Compensation Policy which provides for cash and equity compensation for persons serving as non-employee directors of the Company. Under this policy, each new director receives either stock options or a grant of RSUs upon appointment/election, as well as an annual grant of stock options or of RSUs at the beginning of each fiscal year. The (i) stock options are subject to vesting and (ii) RSUs are subject to vesting and represent the right to be issued on a future date shares of our common stock upon vesting.

On April 1, 2021, pursuant to the terms of the Director Compensation Policy, the Compensation Committee granted RSUs under the 2020 Plan, to each non-employee director of the Company. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year, with the RSUs priced at the average for the closing prices for the five days preceding and including the date of grant, or $2.06 per share as of April 1, 2021. Each eligible director was granted an RSU in the amount of 24,295 shares under the 2020 Plan. The RSUs were subject to vesting in four equal quarterly installments on June 30, September 30, December 31, 2021, and March 31, 2022, subject to the recipient’s continued service with the Company on each such vesting date.

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

In March 2022, 18,221 vested RSUs held by our non-employee directors were exchanged into the same number of shares of our common stock. All three non-employee directors elected to return 40% of their vested RSUs in exchange for cash, in order to pay their withholding taxes on the share issuances, resulting in 7,289 of the vested RSUs being cancelled in exchange for $10,641 in aggregate cash proceeds to those independent directors.

There were no vested RSUs outstanding as of March 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, we are not required to furnish information under this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Annual Report under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed, in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this Annual Report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of March 31, 2022.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the last fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We have no disclosure applicable to this item.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

We have no disclosure applicable to this item.

PART III

Certain information required by Part III is omitted from this Annual Report and incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act. If our Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report, the omitted information will be included in an amendment to this Annual Report filed not later than the end of such 120-day period.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will be contained in the sections titled “Information About our Board of Directors and Executive Officers,” “Information About our Board of Directors and Executive Officers – Code of Ethics,” “Delinquent Section 16(a) Reports,” “Information About our Board of Directors and Executive Officers – Information Regarding Committees of the Board of Directors – Nominating and Corporate Governance Committee,” “Information About our Board of Directors and Executive Officers – Information Regarding Committees of the Board of Directors – Audit Committee and Audit Committee Financial Expert,” “Information About our Board of Directors and Executive Officers – Information Regarding Committees of the Board of Directors – Compensation Committee” and “Executive Compensation and Director Compensation” in our Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the sections titled “Executive and Director Compensation” and “Information About our Board of Directors and Executive Officers – Information Regarding Committees of the Board of Directors – Compensation Committee” in our Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation – Narrative Disclosure to Executive Summary – Equity-Based Incentive Awards” in our Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the sections titled “Information About our Board of Directors and Executive Officers – Board of Directors” and “Certain Relationships and Related Transactions” in our Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the section titled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

1. Consolidated Financial Statements for the years ended March 31, 2022 and 2021:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation.	S-3	333-211151	3.1	May 5, 2016

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Common Stock Purchase Warrant dated August 29, 2012.	8-K	000-21846	4.1	September 6, 2012

4.3	Form of Common Stock Purchase Warrant dated October, November and December 2012.	10-Q	000-21846	4.1	February 13, 2013

4.4	Form of Common Stock Purchase Warrant dated June 14, 2013.	10-Q	000-21846	4.1	August 13, 2013

4.5	Form of Common Stock Purchase Warrant dated June 24, 2014.	8-K	000-21846	4.1	June 30, 2014

4.6	Form of Common Stock Purchase Warrant dated July 24, 2014.	8-K	000-21846	4.1	July 28, 2014

4.7	Form of Common Stock Purchase Warrant dated August and September 2014.	10-Q	000-21846	4.3	November 10, 2014

4.10	Form of Warrant Agreement dated March 27, 2017.	8-K	001-37487	4.1	March 22, 2017

4.11	Form of Warrant dated _______, 2017.	S-1/A	333-219589	4.29	September 18, 2017

4.12	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.13	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.14	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

4.15	Description of Aethlon Medical, Inc.’s Securities.	10-K	001-37487	4.16	June 25, 2020

10.1	Aethlon Medical, Inc. Amended and Restated Non-Employee Directors Compensation Policy, as Modified on February 10, 2022.++	10-Q	001-37487	10.2	February 14, 2022

10.2	Employment Agreement, by and between Aethlon Medical, Inc. and James Frakes, dated December 12, 2018. ++	10-Q	001-37487	10.3	February 11, 2019

10.3	Form of Indemnification Agreement for Officers and Directors. ++	10-Q	001-37487	10.4	February 11, 2019

10.4	Form of Option Grant Agreement for Officers and Directors. ++	10-Q	001-37487	10.5	February 11, 2019

10.5	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors. ++	10-Q	001-37487	10.6	February 11, 2019

10.6	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Executives. ++	10-Q	001-37487	10.7	February 11, 2019

10.7	SBIR Phase II Award Contract, by and among Aethlon Medical, Inc., the National Institutes of Health and the National Cancer Institute, dated September 12, 2019.	10-Q	001-37487	10.2	November 1, 2019

10.8	Amendment to SBIR Phase II Award Contract, by and among Aethlon Medical, Inc., the National Institutes of Health and the National Cancer Institute, dated October 28, 2020.					X

10.9	Assignment Agreement, by and between Aethlon Medical, Inc. and London Health Sciences Center Research Inc., dated November 7, 2006.	S-1	001-37487	10.27	November 15, 2019

10.10	Aethlon Medical, Inc. 2020 Equity Incentive Plan, Form of Restricted Stock Grant, Form of Option Grant and Agreement. ++	8-K	001-37487	10.1	September 15, 2020

10.11	Employment Agreement between the Company and Dr. Fisher, dated October 30, 2020. ++	8-K	001-37487	10.2	November 3, 2020

10.12	Lease, by and between the Company and San Diego Inspire 1, LLC. and San Diego Inspire 2, LLC, effective December 7, 2020.	10-Q	001-37487	10.3	February 10, 2021

10.13	Executive Employment Agreement between the Company and Guy Cipriani, dated January 1, 2021. ++	10-Q	001-37487	10.5	February 10, 2021

10.14	Executive Employment Agreement between the Company and Steven P. LaRosa, MD, dated January 4, 2021. ++	10-Q	001-37487	10.6	February 10, 2021

10.15	Lease between Aethlon Medical, Inc. and San Diego Inspire 5, LLC, effective October 27, 2021.	10-Q	001-37487	10.1	November 9, 2021

10.16	At the Market Offering Agreement, dated March 24, 2022, by and between Aethlon Medical, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-37487	1.1	March 24, 2022

21.1	List of Subsidiaries.	S-1	333-201334	21.1	December 31, 2014

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

___________________

++	Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of June, 2022.

By:	/s/ CHARLES J. FISHER, JR., M.D.
Charles J. Fisher, Jr., M.D.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James B. Frakes and Charles J. Fisher, Jr., M.D., his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES J. FISHER, JR., MD	Chief Executive Officer, Principal Executive Officer and Director	June 28, 2022
Charles J. Fisher, Jr., MD

/s/ JAMES B. FRAKES	Chief Financial Officer and Principal Accounting Officer	June 28, 2022
James B. Frakes

/s/ EDWARD G. BROENNIMAN	Chairman and Director	June 28, 2022
Edward G. Broenniman

/s/ CHETAN S. SHAH	Director	June 28, 2022
Chetan S. Shah

/s/ ANGELA ROSSETTI	Director	June 28, 2022
Angela Rossetti

/s/ GUY CIPRIANI	SVP and Chief Business Officer and Director	June 28, 2022
Guy Cipriani

AETHLON MEDICAL, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Aethlon Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aethlon Medical, Inc. and its subsidiary (the Company) as of March 31, 2022 and 2021, the related consolidated statements of operations, equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

June 28, 2022

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	March 31, 2021
ASSETS
CURRENT ASSETS
Cash	$17,072,419	$9,861,575
Accounts receivable	127,965	149,082
Prepaid expenses and other current assets	956,623	341,081

TOTAL CURRENT ASSETS	18,157,007	10,351,738

Property and equipment, net	441,238	160,976
Right-of-use lease asset	696,698	40,363
Patents, net	2,200	56,954
Restricted cash	87,506	46,726
Deposits	33,305	12,159

TOTAL ASSETS	$19,417,954	$10,668,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$499,962	$337,678
Due to related parties	155,742	118,520
Deferred revenue	344,547	114,849
Lease liability, current portion	126,905	42,543
Other current liabilities	696,893	761,636

TOTAL CURRENT LIABILITIES	1,824,049	1,375,226

Lease liability, less current portion	602,505	–

TOTAL LIABILITIES	2,426,554	1,375,226

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 30,000,000 shares authorized at March 31, 2022 and 2021; 15,419,163 and 12,150,597 issued and outstanding at March 31, 2022 and 2021, respectively	15,421	12,152
Additional paid-in capital	147,446,868	129,331,542
Accumulated deficit	(130,329,181)	(119,913,090)

TOTAL AETHLON MEDICAL, INC. STOCKHOLDERS’ EQUITY BEFORE NONCONTROLLING INTERESTS	17,133,108	9,430,604

NONCONTROLLING INTERESTS	(141,708)	(136,914)

TOTAL STOCKHOLDERS’ EQUITY	16,991,400	9,293,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,417,954	$10,668,916

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2022	2021
REVENUES:
Government contract and grant revenue	$294,165	$659,104
Total revenues	294,165	659,104

OPERATING COSTS AND EXPENSES
Professional fees	2,634,026	2,637,664
Payroll and related expenses	4,625,802	3,454,941
General and administrative	3,455,222	2,457,998
Total operating expenses	10,715,050	8,550,603

OPERATING LOSS	(10,420,885)	(7,891,499)

NET LOSS BEFORE NONCONTROLLING INTERESTS	(10,420,885)	(7,891,499)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4,794)	(4,790)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,416,091)	$(7,886,709)

Basic and diluted net loss per share attributable to common stockholders	$(0.71)	$(0.65)

Weighted average number of common shares outstanding - basic and diluted	14,756,967	12,090,884

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INTERESTS	EQUITY
BALANCE - MARCH 31, 2020	9,366,873	$9,368	$121,426,563	$(112,026,381)	$(132,124)	$9,277,426

Issuances of common stock for cash under at the market program	2,685,600	2,686	7,258,183	–	–	7,260,869

Issuance of common shares upon vesting of restricted stock units and net stock option exercise	98,124	98	(132,625)	–	–	(132,527)

Stock-based compensation expense	–	–	779,421	–	–	779,421

Net loss	–	–	–	(7,886,709)	(4,790)	(7,891,499)

BALANCE - MARCH 31, 2021	12,150,597	12,152	129,331,542	(119,913,090)	(136,914)	9,293,690

Issuances of common stock for cash under at the market program	626,000	626	4,947,159	–	–	4,947,785

Issuances of common stock for cash in registered direct financing	1,380,555	1,381	11,657,663	–	–	11,659,044

Issuances of common stock for cash under warrant exercises	531,167	531	820,407	–	–	820,938

Issuances of common stock for cash under stock option exercises	11,562	11	28,314	–	–	28,325

Issuances of common stock under cashless warrant exercises	675,554	676	(676)	–	–	–

Issuance of common shares upon vesting of restricted stock units and net stock option exercise	43,728	44	(88,162)	–	–	(88,118)

Stock-based compensation expense	–	–	750,621	–	–	750,621

Net loss	–	–	–	(10,416,091)	(4,794)	(10,420,885)

BALANCE - MARCH 31, 2022	15,419,163	$15,421	$147,446,868	$(130,329,181)	$(141,708)	$16,991,400

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	2022	2021
Cash flows from operating activities:
Net loss	$(10,420,885)	$(7,891,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123,685	39,939
Stock based compensation	750,621	779,421
Accretion of right-of-use lease asset	30,532	(2,491)

Changes in operating assets and liabilities:
Accounts receivable	21,117	57,647)
Prepaid expenses and other current assets	(636,688)	(111,477)
Accounts payable and other current liabilities	97,541	341,858)
Deferred revenue	229,698	14,849
Due to related parties	37,222	6,813
Net cash used in operating activities	(9,767,157)	(6,764,940)

Cash flows from investing activities:
Purchases of property and equipment	(349,193)	(59,881)
Net cash used in investing activities	(349,193)	(59,881)

Cash flows from financing activities:
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(88,118)	(132,527)
Net proceeds from the issuance of common stock and exercise of warrants	17,456,092	7,260,869
Net cash provided by financing activities	17,367,974	7,128,342

Net increase in cash and restricted cash	7,251,624	303,521

Cash and restricted cash at beginning of year	9,908,301	9,604,780

Cash and restricted cash at end of year	$17,159,925	$9,908,301

Supplemental information of non-cash investing and financing activities:
Issuances of common stock under cashless warrant exercises	$676	$–
Initial recognition of right-of-use lease asset and lease liability	$744,430	$–
Issuance of shares under vested restricted stock units, net stock option exercises and unvested share issuance for services	$44	$98

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$17,072,419	$9,861,575
Restricted cash	87,506	46,726
Cash and restricted cash	$17,159,925	$9,908,301

See accompanying notes to the consolidated financial statements.

Aethlon Medical, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. ORGANIZATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aethlon Medical, Inc. (collectively, “Aethlon”, the “Company”, “we” or “us”) is a medical technology company focused on developing products to diagnose and treat life and organ threatening diseases. The Aethlon Hemopurifier is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier is designed to deplete the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The U.S. Food and Drug Administration, or FDA, has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

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

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda). The primary endpoint for the EFS, which is designed to enroll 10 to 12 subjects at a single center, is safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This study, which is being conducted at the UPMC Hillman Cancer Center in Pittsburgh, Pennsylvania, has treated two patients and is in the process of recruiting additional patients. We are considering adding one or more additional sites to this trial to accelerate patient recruitment and we are also considering starting additional trials in other forms of cancer.

We also believe the Hemopurifier can be part of the broad-spectrum treatment of life-threatening highly glycosylated, or carbohydrate coated, viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used in the past to treat individuals infected with human immunodeficiency virus, or HIV, hepatitis C, and Ebola.

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

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study is designed to enroll up to 40 subjects at up to 20 centers in the U.S. Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and will have acute lung injury and/or severe or life-threatening disease, among other criteria. Endpoints for this study, in addition to safety, include reduction in circulating virus as well as clinical outcomes (NCT # 04595903). Under Single Patient Emergency Use regulations, the Company has also treated two patients with COVID-19 with the Hemopurifier.

In September 2021, we entered into an agreement with PPD, Inc., or PPD, a leading global contract research organization, or CRO, to oversee our U.S. clinical studies investigating the Hemopurifier for critically ill COVID-19 patients. We now have nine hospitals activated for patient enrollment and they are actively screening patients for the trial. These sites include LSU Shreveport, Valley Baptist Medical Center in Texas, Loma Linda Medical Center, Hoag Irvine and Newport Beach, University of California Davis, University of Miami Medical Center, Cooper Medical and Thomas Jefferson Medical Center. We are in the site activation process with three additional U.S. medical centers.

We also obtained ethics review board approval and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location. We have completed all site initiation activities at Medanta Medicity Hospital and this site is now open for enrollment and is actively screening patients. One patient recently has completed treatment protocol in this trial.

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

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of March 31, 2022 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned (80% ownership) and controlled subsidiary, Exosome Sciences, Inc., or ESI. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has classified the (20% ownership) noncontrolling interests in ESI as part of consolidated net loss in the fiscal years ended March 31, 2022 and 2021 and includes the accumulated amount of noncontrolling interests as part of equity.

The losses at ESI during the fiscal year ended March 31, 2022 reduced the noncontrolling interests on our consolidated balance sheet by $4,794 from $(136,914) at March 31, 2021 to $(141,708) at March 31, 2022.

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

CASH AND CASH EQUIVALENTS

Accounting standards define “cash and cash equivalents” as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest to be cash equivalents. As of March 31, 2022 and 2021, we had no assets that were classified as cash equivalents.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at one financial institution in checking accounts. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $250,000. Our March 31, 2022 cash balances were approximately $16,982,000 over such insured amount. We do not believe that the Company is exposed to any significant risk with respect to its cash.

All of our accounts receivable at March 31, 2022 and all of our revenue in the fiscal years ended March 31, 2022 and 2021 related to our government contracts.

RESTRICTED CASH

To comply with the terms of our new laboratory, office, and manufacturing space leases, we caused our bank to issue two standby letters of credit, or the L/C’s, in the amount of $87,506 in favor of the landlord. The L/C’s are in lieu of a security deposit. In order to support the L/C’s, we agreed to have our bank withdraw $87,506 from our operating accounts and to place that amount in restricted certificates of deposit. We have classified that amount as restricted cash, a long-term asset, on our balance sheet.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the fiscal years ended March 31, 2022 and 2021.

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

As of March 31, 2022 and 2021, a total of 2,243,838 and 2,836,062 potential common shares, consisting of shares underlying outstanding stock options, restricted stock units, or RSUs, and warrants were excluded as their inclusion would be antidilutive.

SEGMENTS

We operate our businesses principally through two reportable segments: Aethlon, which represents our therapeutic business activities, and ESI, which represents our diagnostic business. Our reportable segments have been determined based on the nature of the potential products being developed. We record discrete financial information for ESI, consisting of patent maintenance costs.

Aethlon’s revenue is generated primarily from government contracts to date and ESI does not have any revenues or activities other than patent maintenance. We have not included any allocation of corporate overhead to the ESI segment.

DEFERRED FINANCING COSTS

Costs related to the issuance of debt are capitalized as a deduction to our convertible notes based on the accounting standard on imputation of interest, and amortized to interest expense over the life of the related debt using the effective interest method. There was no amortization related to our deferred financing costs in the fiscal years ended March 31, 2022 and 2021.

REVENUE RECOGNITION

Our revenues consist entirely of amounts earned under contracts and grants with the National Institutes of Health, or NIH. During the fiscal years ended March 31, 2022 and 2021, we recognized revenues totaling $294,165 and $659,104, respectively, under such contracts. We have concluded that these agreements are not within the scope of ASC Topic, 606, Revenue from Contracts with Customers, or Topic 606, as the NIH grants and contracts do not meet the definition of a “customer” as defined by Topic 606. Prior to the effective date of ASC Topic 606, which for the Company was April 1, 2018, we accounted for our grant/contract revenues under the Milestone Method as prescribed by the legacy guidance of ASC 605-28, Revenue Recognition – Milestone Method, or Milestone Method. In the absence of other applicable guidance under US GAAP, effective April 1, 2018, we elected to continue to use the Milestone Method by analogy to recognize revenue under these grants/contracts.

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

The work performed pursuant to this Award Contract focused on melanoma exosomes. This work follows from our completion of a Phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018. Following on the Phase I work, the deliverables in the Phase II program involve the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

During the fiscal year ended March 31, 2022, we recorded $229,698 of government contract revenue on the Phase 2 Melanoma Cancer Contract. That revenue related to work performed in the three months ended March 31, 2021 and June 30, 2021 that had previously been recorded as deferred revenue as a result of falling short on certain milestones. We then achieved those March period milestones in the June quarter and the June period milestones in the September quarter and therefore recorded the previously deferred revenue as government contract revenue in the quarter ended September 30, 2021. We recorded the invoices related to the September 30, 2021, December 31, 2021 and March 31, 2022 periods as deferred revenue, since we fell short of certain milestones related to those periods.

During the fiscal year ended March 31, 2021, we completed the milestones relevant to the first nine months of the fiscal year and, as a result, we recorded $436,427 of government contract revenue on the Phase 2 Melanoma Cancer Contract in that fiscal year.

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

Subaward with University of Pittsburgh

In 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award is $256,750. We recorded $64,467 and $34,233 of revenue related to this subaward in the fiscal years ended March 31, 2022 and March 31. 2021, respectively.

STOCK-BASED COMPENSATION

Employee stock options and rights to purchase shares under stock participation plans are accounted for under the fair value method. Accordingly, share-based compensation is measured when all granting activities have been completed, generally the grant date, based on the fair value of the award. The exercise price of options is generally equal to the market price of the Company’s common stock (defined as the closing price as quoted on the Nasdaq Capital Market or OTCBB on the date of grant). Compensation cost recognized by the Company includes (a) compensation cost for all equity incentive awards granted prior to April 1, 2006, but not yet vested, based on the grant-date fair value estimated in accordance with the original provisions of the then current accounting standards, and (b) compensation cost for all equity incentive awards granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of subsequent accounting standards. We use a Binomial Lattice option pricing model for estimating fair value of options granted (see Note 4).

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on loss per common share during the years ended March 31, 2022 and 2021:

	Fiscal Years Ended
	March 31, 2022	March 31, 2021
Vesting of Stock Options and Restricted Stock Units	$750,621	$779,421
Total Stock-Based Compensation Expense	$750,621	$779,421

Weighted average number of common shares outstanding – basic and diluted	14,756,967	12,090,884

Basic and diluted loss per common share	$(0.05)	$(0.06)

We record share-based compensation expenses for awards of stock options and RSUs under ASC 718, Share-based compensation, or ASC 718. For awards to non-employees for periods prior to the adoption of ASU 2018-07, Compensation-Stock Compensation: Improvements to Non-employee Share-Based Payment Accounting, on April 1, 2019, the Company had applied ASC 505-50, Equity – Equity-based payments to non-employees, or ASC 505-50. ASC 718 establishes guidance for the recognition of expenses arising from the issuance of share-based compensation awards at their fair value at the grant date.

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

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2007 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2022 was insignificant.

PATENTS

Patents include both foreign and domestic patents. We capitalize the cost of patents, some of which were acquired, and amortize such costs over the shorter of the remaining legal life or their estimated economic life, upon issuance of the patent. The unamortized costs of patents are subject to our review for impairment under our long-lived asset policy above.

STOCK PURCHASE WARRANTS

In the past we issued warrants for the purchase of shares of our common stock in connection with the issuance of common stock for cash. Warrants issued in connection with common stock for cash, if classified as equity, are considered issued in connection with equity transactions and the warrant fair value is recorded to additional paid-in-capital.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred approximately $2,341,000 and $2,072,000 of research and development expenses for the years ended March 31, 2022 and 2021, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial statements.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, or ASU No. 2018-07. ASU No. 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018. Entities must apply the guidance retrospectively with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of ASU No. 2018-07 on April 1, 2019 did not have a material impact on the Company's consolidated financial position, results of operations and related disclosures.

On April 1, 2019, the Company adopted ASC Topic 842, Leases,” utilizing the alternative transition method allowed for under this guidance. As a result, the Company recorded lease liabilities and right-of-use lease assets on its balance sheet.

Topic 842 also allows lessees and lessors to elect certain practical expedients. The Company elected the following practical expedients:

•	Transitional practical expedients, which must be elected as a package and applied consistently to all of the Company’s leases:

°	The Company need not reassess whether any expired or existing contracts are or contain leases.

°	The Company need not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with the previous guidance will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with the previous guidance will be classified as finance leases).

°	The Company need not reassess initial direct costs for any existing leases.

•	Hindsight practical expedient. The Company elected the hindsight practical expedient in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of the Company’s right-of-use assets.

2. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	March 31, 2022	March 31, 2021
Furniture and office equipment, at cost	$813,412	$585,910
Leasehold improvements	121,690	–
Accumulated depreciation	(493,864)	(424,934)
Furniture and office equipment, net	$441,238	$160,976

Depreciation expense for the fiscal years ended March 31, 2022 and 2021 was $68,931 and $39,389, respectively.

3. PATENTS, NET

Patents, net consist of the following:

	March 31, 2022	March 31, 2021
Issued patents	$157,442	$157,442
Accumulated amortization	(155,242)	(154,691)
Issued patents, net of accumulated amortization	2,200	2,751
Patents pending	–	54,203
Patents, net	$2,200	$56,954

Amortization expense for our capitalized issued patents for each of the fiscal years ended March 31, 2022 and 2021 was $54,754 and $550, respectively. As only one capitalized patent remains to be amortized, future amortization expense on patents is estimated to be approximately $550 per year based on the estimated life of the patent. The weighted average remaining life of our remaining capitalized patent is approximately 4 years.

4. EQUITY TRANSACTIONS

ISSUANCES OF COMMON STOCK AND WARRANTS

Equity Transactions in the Fiscal Year Ended March 31, 2022.

2021 At The Market Offering Agreement with H.C. Wainwright & Co., LLC

On March 22, 2021, we entered into an At the Market Offering Agreement, or the 2021 ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, as sales agent, pursuant to which we could offer and sell shares of our common stock, from time to time as set forth in the 2021 ATM Agreement.

The offering was registered under the Securities Act of 1933, as amended, or Securities Act, pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-237269), as previously filed with the Securities and Exchange Commission, or SEC, and declared effective on March 30, 2020. We filed a prospectus supplement with the SEC, dated March 22, 2021, in connection with the offer and sale of the shares of common stock, pursuant to which we could offer and sell shares of common stock having an aggregate offering price of up to $5,080,000 from time to time.

Subject to the terms and conditions set forth in the 2021 ATM Agreement, Wainwright agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares under the 2021 ATM Agreement from time to time, based upon our instructions. We provided Wainwright with customary indemnification rights under the 2021 ATM Agreement, and Wainwright was entitled to a commission at a fixed rate equal to up to three percent of the gross proceeds per share sold. In addition, we agreed to reimburse Wainwright for certain specified expenses in connection with entering into the 2021 ATM Agreement. The 2021 ATM Agreement provided that it would terminate upon the written termination by either party as permitted thereunder.

Sales of the shares, under the 2021 ATM Agreement are made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed with Wainwright. The 2021 ATM Agreement provided that we have no obligation under the 2021 ATM Agreement to sell any of the shares, and, at any time, we could suspend offers under the 2021 ATM Agreement or terminate the agreement.

In the fiscal year ended March 31, 2022, we raised aggregate net proceeds under the 2021 ATM Agreement described above of $4,947,785, net of $126,922 in commissions to Wainwright and $2,154 in other offering expense, through the sale of 626,000 shares of our common stock at an average price of $7.90 per share of net proceeds. No further sales can be made under the 2021 ATM Agreement.

Registered Direct Financing

In the fiscal year ended March 31, 2022, we sold an aggregate of 1,380,555 shares of our common stock at a purchase price per share of $9.00, for aggregate net proceeds to us of $11,659,044, after deducting fees payable to Maxim Group LLC, the placement agent, and other offering expenses. These shares were sold through a securities purchase agreement with certain institutional investors. The shares were issued pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the SEC on March 19, 2020, and was declared effective on March 30, 2020 (File No. 333-237269) and a prospectus supplement thereunder.

Warrant Exercises

In the fiscal year ended March 31, 2022, pursuant to the exercise of outstanding warrants to purchase 531,167 shares of our common stock, we received proceeds in the amount of $820,938 from institutional investors.

Also in the fiscal year ended March 31, 2022, pursuant to the exercise of 874,664 outstanding warrants on a cashless basis, we issued 675,554 shares of our common stock. The difference of 199,110 shares of common stock issuable pursuant to the warrants were cancelled.

Stock Option Exercises

In the fiscal year ended March 31, 2022, former employees paid us an aggregate of $28,325 for the exercise of outstanding options to purchase 11,562 shares of our common stock.

2022 At The Market Offering Agreement with H.C. Wainwright & Co., LLC

On March 24, 2022, we entered into an At The Market Offering Agreement, or the 2022 ATM Agreement, with Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the 2022 ATM Agreement. The 2022 ATM Agreement provides for the sale of shares of our common stock having an aggregate offering price of up to $15,000,000, or the 2022 ATM Shares.

The offering was registered under the Securities Act pursuant to our shelf registration statement on S-3 (Registration Statement No. 333-259909), as previously filed with the SEC and declared effective on October 21, 2021. We filed a prospectus supplement, dated March 24, 2022, with the SEC in connection with the offer and sale of 2022 ATM Shares.

Under the 2022 ATM Agreement, Wainwright may sell the 2022 ATM Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made directly on the Nasdaq Capital Market, or on any other existing trading market for the 2022 ATM Shares. In addition, under the 2022 ATM Agreement, Wainwright may sell the 2022 ATM Shares in privately negotiated transactions with our consent and in block transactions. Under certain circumstances, we may instruct Wainwright not to sell the 2022 ATM Shares if the sales cannot be effected at or above the price designated by us from time to time.

We are not obligated to make any sales of the 2022 ATM Shares under the 2022 ATM Agreement. The offering of the 2022 ATM Shares pursuant to the 2022 ATM Agreement will terminate upon the termination of the 2022 ATM Agreement by Wainwright or us, as permitted therein.

The 2022 ATM Agreement contains customary representations, warranties and agreements by us, and customary indemnification and contribution rights and obligations of the parties. We agreed to pay Wainwright a placement fee of up to 3.0% of the aggregate gross proceeds from each sale of the 2022 ATM Shares. We also agreed to reimburse Wainwright for certain specified expenses in connection with entering into the 2022 ATM Agreement.

As of March 31, 2022, we had not sold any 2022 ATM Shares under the 2022 ATM Agreement.

RSU Grants to Non-Employee Directors

The Company maintains an Amended and Restated Non-Employee Director Compensation Policy, which was most recently amended on February 10, 2022, or the Director Compensation Policy, that provides cash and equity compensation for persons serving as non-employee directors of the Company. Under this policy, each new director receives either stock options or a grant of RSUs upon appointment/election as well as either an annual grant of stock options or RSUs at the beginning of each fiscal year. The (i) stock options are subject to vesting and (ii) RSUs are subject to vesting and represent the right to be issued on a future date shares of our common stock upon vesting.

On April 1, 2021, pursuant to the Director Compensation Policy, the Compensation Committee, or Compensation Committee, of the Company’s Board of Directors, or Board, granted RSUs under the Company’s 2020 Equity Incentive Plan, or the 2020 Plan, to each non-employee director of the Company. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year, with the RSUs priced at the average for the closing prices for the five days preceding and including the date of grant, or $2.06 per share as of April 1, 2021. Each eligible director was granted an RSU in the amount of 24,295 shares under the 2020 Plan. The RSUs were subject to vesting in four equal quarterly installments on June 30, September 30, December 31, 2021, and March 31, 2022, subject to the recipient’s continued service with the Company on each such vesting date.

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

In March 2022, 18,221 vested RSUs held by our non-employee directors were exchanged into the same number of shares of our common stock. All three non-employee directors elected to return 40% of their vested RSUs in exchange for cash, in order to pay their withholding taxes on the share issuances, resulting in 7,289 of the vested RSUs being cancelled in exchange for $10,641 in aggregate cash proceeds to those independent directors.

There were no vested RSUs outstanding as of March 31, 2022.

Equity Transactions in the Fiscal Year Ended March 31, 2021.

2016 Common Stock Sales Agreement with H.C. Wainwright & Co., LLC

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

Subject to the terms and conditions set forth in the 2016 Agreement, Wainwright agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares under the 2016 Agreement from time to time, based upon our instructions. We provided Wainwright with customary indemnification rights under the 2016 Agreement, and Wainwright is entitled to a commission at a fixed rate equal to three percent of the gross proceeds per share sold. In addition, we agreed to pay certain expenses incurred by Wainwright in connection with the 2016 Agreement, including up to $50,000 of the fees and disbursements of their counsel. The 2016 Agreement will terminate upon the sale of all of the shares under the 2016 Agreement, unless terminated earlier by either party as permitted under the 2016 Agreement. No further sales can be made under the 2016 Agreement.

2021 At the Market Offering Agreement with H.C. Wainwright & Co., LLC

On March 22, 2021, we entered into the 2021 ATM Agreement with Wainwright.

In the fiscal year ended March 31, 2021, we raised aggregate net proceeds of $7,260,869, net of $224,825 in commissions to Wainwright and $8,472 in other offering expenses under the 2021 ATM Agreement through the sale of 2,685,600 shares at an average price of $2.70 per share of net proceeds.

RSU Grants to Non-Employee Directors

The Company maintains the Director Compensation Policy which provides cash and equity compensation for persons serving as non-employee directors of the Company. Under this program, each new director receives either stock options or a grant of RSUs upon appointment/election as well as an annual grant of stock options or RSUs at the beginning of each fiscal year. The (i) stock options are subject to vesting and (ii) RSUs are subject to vesting and represent the right to be issued on a future date shares of our common stock upon vesting.

On April 3, 2020, pursuant to the Director Compensation Policy, the Compensation Committee granted RSUs to each non-employee director of the Company. The then current Director Compensation Policy provided for a grant of RSUs with a grant date fair value of $35,000, priced at the average of the closing prices for the five trading days ending on the date of grant, which was $1.41 per share, so that the total number of RSUs to be granted to each non-employee director for fiscal year 2020 would be 24,822 shares of our common stock. On April 3, 2020, each eligible director was granted an RSU for 23,893 shares under the Company’s 2010 Stock Plan, or the 2010 Plan, as the number of shares that remained available for grant under the 2010 Plan was not sufficient for each director’s full RSU grant. The Compensation Committee also granted to each eligible director a contingent RSU grant under our 2020 Plan for the remaining portion of the annual RSU grants, or 929 RSU’s to each eligible director, contingent upon stockholder approval of the 2020 Plan at the Company’s 2020 Annual Meeting of Stockholders, or the 2020 Annual Meeting, which approval was obtained in September 2020. These grants were subject to vesting as follows: 50% of the RSUs subject to the grants vested on December 31, 2020 and 50% of the RSUs vested on March 31, 2021.

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

As noted above, in September 2020, our stockholders approved the 2020 Plan at the 2020 Annual Meeting, at which point the grants of 929 RSUs to each of our eligible independent directors for a total of 4,645 RSUs were considered effective and no longer contingent as of that date.

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

Restricted Stock Grant to Consultant

In February 2021, our Board approved a restricted stock grant of 7,758 shares to an investor relations consultant. Those shares were valued at $18,000 based on our closing price on the date of the approval. The shares vested quarterly over a twelve month period and were issued under our 2020 Plan. During the years ended March 31, 2022 and 2021, we recorded non-cash stock-based compensation expense of $16,500 and $1,500, respectively, related to this grant.

WARRANTS:

We did not issue any warrants during the fiscal years ended March 31, 2022 and 2021.

A summary of the aggregate warrant activity for the years ended March 31, 2022 and 2021 is presented below:

	Fiscal Year Ended March 31,
	2022			2021
	Warrants	Weighted Average Exercise Price		Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	1,991,973		$5.23	2,021,368		$5.21
Granted	–	$	N/A	–	$	N/A
Exercised	(1,206,721)		$2.21	–	$	N/A
Cancelled/Forfeited	(208,514)		$6.11	(29,395)		$91.17
Outstanding, end of year	576,738		$11.21	1,991,973		$5.23
Exercisable, end of year	576,738		$11.21	1,991,973		$5.23
Weighted average estimated fair value of warrants granted		$	N/A			$1.22

The detail of the warrants outstanding and exercisable as of March 31, 2022 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.75 or Below	326,753	2.78	$2.01	326,753	$2.01
$16.50 - $59.25	249,985	0.43	$23.24	249,985	$23.24
	576,738			576,738

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

NON-EMPLOYEE DIRECTORS COMPENSATION POLICY

The Company maintains the Director Compensation Policy which provides cash and equity compensation for persons serving as non-employee directors of the Company. Under this policy, each new director receives either stock options or a grant of RSUs upon appointment/election, as well as either an annual grant of stock options or RSUs at the beginning of each fiscal year. The (i) stock options are subject to vesting and (ii) RSUs are subject to vesting and represent the right to be issued on a future date shares of our common stock upon vesting.

Please see above under the heading "Equity Transactions in the Fiscal Year Ended March 31, 2022—RSU Grants to Non-Employee Directors" for disclosure regarding equity awards under the Director Compensation Policy during the fiscal year ended March 31, 2022.

STOCK OPTION ACTIVITY

During the fiscal year ended March 31, 2022, we issued a stock option grant to our Chief Executive Officer, or CEO, for the purchase of 266,888 shares of our common stock under our 2020 Plan. The purchase price for the shares subject to the option is $5.17 per share, the fair market value of the common stock on the date of the grant. The shares subject to the option are subject to vesting over four years, commencing on the date of grant, or Vesting Commencement Date, with twenty-five percent (25%) of the shares subject to the option vesting on the first anniversary of the Vesting Commencement Date and the remaining shares vesting in equal monthly installments over the following thirty-six (36) months, in each case subject to Dr. Fisher’s Continuous Service (as defined in the 2020 Plan) through each vesting date.

On February 10, 2022, after review of data provided by the Company’s independent compensation consultant, our Compensation Committee awarded stock option grants to each of our executive officers. Each executive officer was granted an option to purchase shares of our common stock under the 2020 Plan, at an exercise price equal to the fair market value on the date of grant, or $1.41 per share. The Compensation Committee awarded the grants as follows: the Chief Executive Officer was granted an option to purchase 192,600 shares of common stock, and the Chief Medical Officer, Chief Operating Officer and Chief Financial Officer each were granted an option to purchase 100,200 shares of common stock. The options are subject to vesting over four years at the rate of 25% at the end of the first year following the grant date, then monthly vesting over the following 36 months, subject to Continuous Service with the Company, as defined in the 2020 Plan.

Options outstanding that were vested as of March 31, 2022 and options that are expected to vest subsequent to March 31, 2022 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	267,221	$2.51	8.21
Expected to vest	1,398,727	$2.27	9.17
Total	1,665,948

The following is a summary of the stock options outstanding at March 31, 2022 and 2021 and the changes during the years then ended:

	Fiscal Year Ended March 31,
	2022		2021
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	844,089	$3.07	51,124	$44.12
Granted	941,188	$2.48	1,011,860	$1.71
Exercised	(11,562)	$2.45	(15,896)	$1.28
Cancelled/Forfeited	(107,767)	$9.66	(202,999)	$6.76
Outstanding, end of year	1,665,948	$2.31	844,089	$3.07
Exercisable, end of year	267,221	$2.51	58,954	$20.06
Weighted average estimated fair value of options granted		$2.41		$1.58

The detail of the options outstanding and exercisable as of March 31, 2022 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.28 - $1.68	1,154,114	9.39 years	$1.38	193,526	$1.33
$2.45 - $5.17	508,654	9.09 years	$3.91	70,515	$2.52
$57.00 - $142.50	3,180	1.43 years	$84.50	3,180	$84.50
	1,665,948			267,221

We recorded stock-based compensation expense related to restricted stock unit issuances and to options granted totaling $750,621 and $779,421 for the fiscal years ended March 31, 2022 and 2021, respectively. These expenses were recorded as stock compensation included in payroll and related expenses in the accompanying consolidated statement of operations for the years ended March 31, 2022 and 2021.

Our total stock-based compensation for fiscal years ended March 31, 2022 and 2021 included the following:

	Fiscal Year Ended
	March 31, 2022	March 31, 2021
Vesting of restricted stock units	$150,000	$175,000
Vesting of restricted shares issued for services	16,500	1,500
Vesting of stock options	584,121	602,921
Total Stock-Based Compensation	$750,621	$779,421

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2022 was insignificant.

On March 31, 2022, our outstanding stock options had no intrinsic value since the closing price on that date of $1.46 per share was below the weighted average exercise price of our outstanding stock options.

At March 31, 2022, there was approximately $2,724,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 3.3 years.

5. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Historically, certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. There were no such related party transactions during the fiscal year ended March 31, 2022, except that we had accrued unpaid Board fees of $55,750 owed to our outside directors as of March 31, 2022.

Due to related parties were comprised of the following items:

	March 31, 2022	March 31, 2021
Accrued Board fees	$55,750	$52,000
Accrued vacation	99,992	66,520
Total due to related parties	$155,742	$118,520

6. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	March 31, 2022	March 31, 2021
Accrued separation expenses for former executive	$–	$284,270
Accrued professional fees	696,893	477,366
Total other current liabilities	$696,893	$761,636

7. INCOME TAXES

For the years ended March 31, 2022 and 2021, we had no income tax expense due to our net operating losses and 100% deferred tax asset valuation allowance.

At March 31, 2022 and 2021, we had net deferred tax assets as detailed below. These deferred tax assets are primarily composed of capitalized research and development costs and tax net operating loss carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a 100% valuation allowance has been established to offset the net deferred tax assets.

Significant components of our net deferred tax assets at March 31, 2022 and 2021 are shown below:

	YEAR ENDED MARCH 31,
	2022	2021
Deferred tax assets:
Capitalized research and development	$3,442,000	$3,442,000
Net operating loss carryforwards[1]	22,039,000	19,921,000
Stock compensation	1,609,000	1,399,000
Total deferred tax assets	27,090,000	24,762,000

Total deferred tax liabilities	–	–

Net deferred tax assets	27,090,000	24,762,000
Valuation allowance for deferred tax assets	(27,090,000)	(24,762,000)

Net deferred tax assets	$–	$–

At March 31, 2022, we had tax net operating loss carryforwards for federal and state purposes approximating $87 million and $69 million, portions of which began to expire in the year 2021.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the years ended March 31, 2022 and 2021 due to the following:

	2022	2021

Income taxes (benefit) at federal statutory rate of 21.00%	$(2,188,000)	$(1,657,000)
Tax effect on non-deductible expenses and credits	1,000	1,000
True up items	(5,000)	25,000
Expiration of net operating loss carryforwards (1)	593,000	427,000
Change in valuation allowance	1,599,000	1,204,000
Income Tax Expense (Benefit)	$–	$–

 ______________

(1)	Pursuant to Internal Revenue Code Section 382, use of our tax net operating loss carryforwards may be limited.

ASC 740, “Income Taxes”, clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements, and prescribes recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended March 31, 2022 and 2021, we did not recognize any interest or penalties relating to tax matters.

At and for the years ended March 31, 2022 and 2021, management does not believe the Company has any uncertain tax positions. Accordingly, there are no unrecognized tax benefits at March 31, 2022 or March 31, 2021.

Our tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state. We are currently not under examination by any taxing authorities.

8. SEGMENTS

We operate our businesses principally through two reportable segments: Aethlon, which represents our therapeutic business activities, and ESI, which represents our diagnostic business. Our reportable segments have been determined based on the nature of the potential products being developed. We record discrete financial information for ESI, consisting of patent maintenance costs.

Aethlon’s revenue is generated primarily from government contracts to date and ESI does not have any revenues or activities other than patent maintenance. We have not included any allocation of corporate overhead to the ESI segment.

The following tables set forth certain information regarding our segments:

	Fiscal Years Ended March 31,
	2022	2021
Revenues:
Aethlon	$294,165	$659,104
ESI	–	–
Total Revenues	$294,165	$659,104

Operating Losses:
Aethlon	$(10,396,914)	$(7,867,547)
ESI	(23,971)	(23,952)
Total Operating Loss	$(10,420,885)	$(7,891,499)

Net Losses:
Aethlon	$(10,396,914)	$(7,867,547)
ESI	(23,971)	(23,952)
Net Loss Before Non-Controlling Interests	$(10,420,885)	$(7,891,499)

Cash:
Aethlon	$17,072,222	$9,861,378
ESI	197	197
Total Cash	$17,072,419	$9,861,575

Total Assets:
Aethlon	$19,417,757	$10,668,719
ESI	197	197
Total Assets	$19,417,954	$10,668,916

Depreciation and Amortization:
Aethlon	$123,685	$39,939
ESI	–	–
Total Depreciation and Amortization	$123,685	$39,939

Capital Expenditures:
Aethlon	$349,193	$59,881
ESI	–	–
Capital Expenditures	$349,193	$59,881

9. COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have had the following material changes to our contractual obligations and commitments outside the ordinary course of business during the fiscal year ended March 31, 2022:

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

New Office and Lab Leases

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121 and 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121, respectively. The agreement carries a term of 63 months and we took possession of the office space effective October 1, 2021. We took possession of the lab space effective January 1, 2022.

On October 1, 2021, we recorded a $343,633 right-of-use lease asset and associated lease liability related to the office space component of the lease based on the present value of lease payments over the expected lease term of 63 months, discounted using our estimated incremental borrowing rate of 4.25%. The current monthly base rent under the office component of the lease is $6,121.

During the three months ended March 31, 2022, we recorded a $400,797 right-of-use lease asset and associated lease liability related to the lab space component of the lease based on the present value of lease payments over the expected lease term of 63 months, discounted using our estimated incremental borrowing rate of 4.25%. The initial monthly base rent under the lab component of the lease is $7,456.

As of our March 31, 2022 consolidated balance sheet, we have a right-of-use lease asset of $696,698.

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

Manufacturing Space Lease

In October 2021, we entered into another lease for an initial period of 58 months for (i) approximately 22,260 square feet of space located at 11588 Sorrento Valley Road, San Diego, California 92121, or the Building, and (ii) 2,655 square feet of space located in the Building and commonly known as Suite 18 to house our manufacturing operations. That manufacturing space is located at 11588 Sorrento Valley Road, San Diego, California 92121 and it is near our new lab and office locations. We anticipate that the landlord will complete construction on this new space in the third calendar quarter of 2022 and we will take occupancy at that time. The initial base rent for the manufacturing space will be $12,080 per month.

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

Mobile Clean Room

In addition, we rent a mobile clean room on a short term, month-to-month basis, where we house our manufacturing operations until our permanent manufacturing space is completed. We also rent the land on which the mobile clean room is based on a month-to-month basis. The mobile clean room is located on leased land near our office and lab and we pay $2,000 per month for the right to locate it there. We paid approximately $189,000 in rent expense to lease the mobile clean room located on this space during the fiscal year ended March 31, 2022.

Overall, our rent expense, which is included in general and administrative expenses, approximated $401,000 and $192,000 for the fiscal years ended March 31, 2022 and 2021, respectively.

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

10. SUBSEQUENT EVENTS

Management has evaluated events subsequent to March 31, 2022 through the date that the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Sales Under 2022 ATM Agreement

In June 2022, we raised net proceeds of $448,760, net of $11,583 in commissions to Wainwright and $2,994 in other offering expense, through the sale of, 411,055 shares of our common stock at an average price of $1.09 per share under the 2022 ATM Agreement.

RSU GRANTS

The Compensation Committee approved, effective as of April 1, 2022, pursuant to the terms of the Directors Compensation Policy, the grant of the annual RSUs under the Director Compensation Policy to each of the two non-employee directors of the Company then serving on the Board and a new grant for the newly appointed director, with each such grant subject to stockholder approval of an increase of 1,800,000 shares of common stock in the number of authorized shares of common stock, or the 2022 Plan Increase, available for issuance under the 2020 Plan at the Company’s 2022 annual meeting of stockholders, or the 2022 Annual Meeting. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current directors then serving on the Board and for a grant of stock options or $75,000 worth of RSUs for a newly elected director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $1.46 per share as of April 1, 2022. The two then-current eligible directors each was granted a contingent RSU in the amount of 34,247 shares under the 2020 Plan and the newly appointed director received a contingent RSU grant for 51,370 shares under the 2020 Plan. The contingent RSUs are subject to vesting in three installments, 50% on September 30, 2022, and 25% on each of December 31, 2022, and March 31, 2023, subject to stockholder approval of the 2022 Plan Increase at the 2022 Annual Meeting and subject to the recipient's continued service with the Company on each such vesting date.

