Form 10-Q
period 2022-06-30
AETHLON MEDICAL INC
filed 2022-08-09
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the registrant had outstanding 22,899,999 shares of common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$14,921,775	$17,072,419
Accounts receivable	114,849	127,965
Prepaid expenses and other current assets	857,287	956,623
Total current assets	15,893,911	18,157,007

Property and equipment, net	451,894	441,238
Right-of-use lease asset	663,539	696,698
Patents, net	2,063	2,200
Restricted cash	87,506	87,506
Deposits	33,305	33,305
Total assets	$17,132,218	$19,417,954

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$439,745	$499,962
Due to related parties	162,045	155,742
Deferred revenue	459,396	344,547
Lease liability, current portion	136,730	126,905
Other current liabilities	446,783	696,893
Total current liabilities	1,644,699	1,824,049

Lease liability, less current portion	567,321	602,505
Total liabilities	2,212,020	2,426,554

Stockholders’ Equity
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 15,993,723 and 15,419,163 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	15,996	15,421
Additional paid-in capital	148,281,172	147,446,868
Accumulated deficit	(133,234,849)	(130,329,181)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	15,062,319	17,133,108

Noncontrolling interests	(142,121)	(141,708)

Total stockholders’ equity	14,920,198	16,991,400

Total liabilities and stockholders’ equity	$17,132,218	$19,417,954

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021

REVENUES

Government contract revenue	$–	$131,966
Total revenues	–	131,966

OPERATING EXPENSES
Professional fees	844,028	583,469
Payroll and related expenses	1,029,686	1,016,742
General and administrative	1,032,367	630,193
Total operating expenses	2,906,081	2,230,404
OPERATING LOSS	(2,906,081)	(2,098,438)

NET LOSS	(2,906,081)	(2,098,438)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(413)	(1,135)

NET LOSS ATTRIBUTABLE TO AETHLON MEDICAL	$(2,905,668)	$(2,097,303)

BASIC LOSS PER SHARE	$(0.19)	$(0.16)
DILUTED LOSS PER SHARE	$(0.19)	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	15,486,621	12,828,816
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	15,486,621	12,828,816

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Non- Controlling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE - MARCH 31, 2022	15,419,163	$15,421	$147,446,868	$(130,329,181)	$(141,708)	$16,991,400
Issuances of common stock for cash under at the market program	574,560	575	618,867	–	–	619,442
Stock-based compensation expense	–	–	215,437	–	–	215,437
Net loss	–	–	–	(2,905,668)	(413)	(2,906,081)
BALANCE - JUNE 30, 2022	15,993,723	$15,996	$148,281,172	$(133,234,849)	$(142,121)	$14,920,198

	Common Stock		Additional Paid In	Accumulated	Non- Controlling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE - MARCH 31, 2021	12,150,597	$12,152	$129,331,542	$(119,913,090)	$(136,914)	$9,293,690
Issuances of common stock for cash under at the market program	626,000	626	4,947,159	–	–	4,947,785
Issuances of common stock for cash in registered direct financing	1,380,555	1,381	11,657,663	–	–	11,659,044
Issuances of common stock for cash under warrant exercises	531,167	531	820,407	–	–	820,938
Issuances of common stock for cash under stock option exercises	11,562	11	28,314	–	–	28,325
Issuances of common stock under cashless warrant exercises	675,554	676	(676)	–	–	–
Issuance of common shares upon vesting of restricted stock units	10,932	11	(35,797)	–	–	(35,786)
Stock-based compensation expense	–	–	120,154	–	–	120,154
Net loss	–	–	–	(2,097,303)	(1,135)	(2,098,438)
BALANCE - JUNE 30, 2021	15,386,367	$15,388	$146,868,766	$(122,010,393)	$(138,049)	$24,735,712

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021

Cash flows used in operating activities:
Net loss	$(2,906,081)	$(2,098,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,650	11,666
Stock based compensation	215,437	120,154
Accretion of right-of-use lease asset	7,800	(1,067)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	99,336	96,960
Accounts receivable	13,116	17,116
Accounts payable and other current liabilities	(310,327)	(219,277)
Deferred revenue	114,849	–
Due to related parties	6,303	1,058
Net cash used in operating activities	(2,728,917)	(2,071,828)

Cash flows used in investing activities:
Purchases of property and equipment	(41,169)	(38,374)
Net cash used in investing activities	(41,169)	(38,374)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock, net	619,442	17,456,092
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units and net stock option expense	–	(35,786)
Net cash provided by financing activities	619,442	17,420,306

Net (decrease) increase in cash and restricted cash	(2,150,644)	15,310,104

Cash and restricted cash at beginning of period	17,159,925	9,908,301

Cash and restricted cash at end of period	$15,009,281	$25,218,405

Supplemental disclosures of cash flow information:

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock under cashless warrant exercises	$–	$676
Par value of shares issued for vested restricted stock units and net stock option exercise	$–	$11

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$14,921,775	$25,171,679
Restricted cash	87,506	46,726
Cash and restricted cash	$15,009,281	$25,218,405

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2022

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION ORGANIZATION

Aethlon Medical, Inc. (“Aethlon”, the “Company”, “we” or “us”) is a medical therapeutic company focused on developing products to diagnose and treat cancer and life threatening infectious diseases. The Aethlon Hemopurifier is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier is designed to deplete the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The U.S. Food and Drug Administration, or FDA, has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

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

Additionally, in vitro, the Hemopurifier has been demonstrated to capture Zika virus, Lassa virus, MERS-CoV, cytomegalovirus, Epstein-Barr virus, Herpes simplex virus, Chikungunya virus, Dengue virus, West Nile virus, smallpox-related viruses, H1N1 swine flu virus, H5N1 bird flu virus, Monkeypox virus, and the reconstructed Spanish flu virus of 1918. In several cases, these studies were conducted in collaboration with leading government or non-government research institutes.

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

In September 2021, we entered into an agreement with PPD, Inc., or PPD, a leading global contract research organization, or CRO, to oversee our U.S. clinical studies investigating the Hemopurifier for critically ill COVID-19 patients. We now have eight fully activated hospitals that are actively screening patients for the trial, including Louisiana State University (LSU) Shreveport, Valley Baptist Medical Center in Texas, Hoag Irvine and Newport Beach in Southern California, University of California Davis, University of Miami Medical Center, Cooper Medical and Thomas Jefferson Medical Center. We are in the site activation process with additional U.S. medical centers.

We also obtained ethics review board approval and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location. One patient has completed participation in the Indian COVID-19 study.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended June 30, 2022, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission, or SEC Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2022. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial statements as of and for the three months ended June 30, 2022, and the condensed consolidated statement of cash flows for the three months ended June 30, 2022. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2022 has been derived from the audited consolidated balance sheet at March 31, 2022, contained in the above referenced 10-K. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain prior year balances within the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of June 30, 2022 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

As of June 30, 2022 and 2021, an aggregate of 2,227,286 and 1,654,464 potential common shares, respectively, consisting of shares underlying outstanding stock options and warrants were excluded, as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three month periods ended June 30, 2022 and 2021, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	June 30,	June 30,
	2022	2021
Three months ended	$858,347	$587,687

4. RECENT ACCOUNTING PRONOUNCEMENTS

None.

5. EQUITY TRANSACTIONS IN THE THREE MONTHS ENDED JUNE 30, 2022

2022 At The Market Offering Agreement with H.C. Wainwright & Co., LLC

On March 24, 2022, we entered into an At The Market Offering Agreement, or the 2022 ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the 2022 ATM Agreement.

The offering was registered under the Securities Act pursuant to our shelf registration statement on S-3 (Registration Statement No. 333-259909), as previously filed with the SEC and declared effective on October 21, 2021. We filed a prospectus supplement, dated March 24, 2022, with the SEC that provides for the sale of shares of our common stock having an aggregate offering price of up to $15,000,000, or the 2022 ATM Shares.

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

In June 2022, we raised net proceeds of $619,442, net of $15,985 in commissions to Wainwright and $3,988 in other offering expense, through the sale of, 574,560 shares of our common stock at an average price of $1.08 per share under the 2022 ATM Agreement.

Restricted Stock Unit Grants

The Compensation Committee of the Board of Directors of the Company approved, effective as of April 1, 2022, pursuant to the terms of the Company’s Amended and Restated Non-Employee Directors Compensation Policy, or the Directors Compensation Policy, the grant of the annual Restricted Stock Unit awards, or RSUs, to each of the two non-employee directors of the Company then serving on the Board of Directors of the Company, or Board, and the grant of an RSU for the then newly appointed director, with each such grant subject to stockholder approval of an increase of 1,800,000 shares of common stock in the number of authorized shares of common stock, or the 2022 Plan Increase, available for issuance under the Company’s 2020 Equity Incentive Plan, or the 2020 Plan, at the Company’s 2022 annual meeting of stockholders, or the 2022 Annual Meeting. The Directors Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current non-employee directors then serving on the Board and for a grant of stock options or $75,000 worth of RSUs for a newly elected director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $1.46 per share as of April 1, 2022. The two then-current eligible directors each was granted a contingent RSU in the amount of 34,247 shares under the 2020 Plan and the then newly appointed director received a contingent RSU grant for 51,370 shares under the 2020 Plan. The contingent RSUs are subject to vesting in three installments, 50% on September 30, 2022, and 25% on each of December 31, 2022, and March 31, 2023, subject to stockholder approval of the 2022 Plan Increase at the 2022 Annual Meeting and subject to the recipient's continued service with the Company on each such vesting date.

6. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2022, we accrued unpaid fees of $57,000 owed to our non-employee directors as of June 30, 2022. Amounts due to related parties were comprised of the following items:

	June 30, 2022	March 31, 2022
Accrued Board fees	$57,000	$55,750
Accrued vacation to all employees	105,045	99,992
Total due to related parties	$162,045	$155,742

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	June 30,	March 31,
	2022	2022
Accrued professional fees	$446,783	$696,893
Total other current liabilities	$446,783	$696,893

8. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and stock options and the effect on basic and diluted loss per common share during the three month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Vesting of stock options and restricted stock units	$215,437	$120,154
Total stock-based compensation expense	$215,437	$120,154

Weighted average number of common shares outstanding – basic and diluted	15,486,621	12,828,816

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.01)	$(0.01)

All of the stock-based compensation expense recorded during the three months ended June 30, 2022 and 2021, an aggregate of $215,437 and $120,154, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations. Stock-based compensation expense recorded during each of the three months ended June 30, 2022 and 2021 represented an impact on basic and diluted loss per common share of $(0.01).

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended June 30, 2022 was insignificant.

Stock Option Activity

We did not issue any stock options during the three months ended June 30, 2022.

During the three months ended June 30, 2021, we issued a stock option grant to our Chief Executive Officer, or CEO, for the purchase of 266,888 shares of our common stock under our 2020 Plan. The purchase price for the shares subject to the option is $5.17 per share, the fair market value of the common stock on the date of the grant. The shares subject to the option are subject to vesting over four years, commencing on the date of grant, or Vesting Commencement Date, with twenty-five percent (25%) of the shares subject to the option vesting on the first anniversary of the Vesting Commencement Date and the remaining shares vesting in equal monthly installments over the following thirty-six (36) months, in each case subject to Dr. Fisher’s Continuous Service (as defined in the 2020 Plan) through each vesting date.

Stock options outstanding that have vested as of June 30, 2022 and stock options that are expected to vest subsequent to June 30, 2022 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	379,041	$2.97	8.28
Expected to vest	1,271,507	$2.13	9.09
Total	1,650,548

A summary of stock option activity during the three months ended June 30, 2022 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2022	1,665,948	$1.28 - 142.50	$2.31
Exercised	–	$–	$–
Granted	–	$–	$–
Cancelled/Expired	(15,400)	$1.41	$1.41
Stock options outstanding at June 30, 2022	1,650,548	$1.28 - 142.50	$2.32
Stock options exercisable at June 30, 2022	379,041	$1.28 - 142.50	$2.97

On June 30, 2022, our outstanding stock options had no intrinsic value since the closing share price on that date of $1.12 per share was below the weighted average exercise price of our outstanding stock options.

At June 30, 2022, there was approximately $2,488,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 3.02 years.

9. WARRANTS

During the three months ended June 30, 2022 and 2021, we did not issue any warrants.

A summary of warrant activity during the three months ended June 30, 2022 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2022	576,738	$1.50 – 59.25	$11.21
Exercised	–	$–	$–
Cancelled/Expired	–	$–	$–
Warrants outstanding at June 30, 2022	576,738	$1.50 – 59.25	$11.21
Warrants exercisable at June 30, 2022	576,738	$1.50 – 59.25	$11.21

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

We did not record government contract revenue on the Phase 2 Melanoma Cancer Contract in the three months ended June 30, 2022. We recorded $114,849 of government contract revenue on the Phase 2 Melanoma Cancer Contract in the three months ended June 30, 2021. That revenue related to work performed in the three months ended March 31, 2021 that had previously been recorded as deferred revenue as a result of falling short on certain milestones. We then achieved those March period milestones in the June quarter and therefore recorded the previously deferred revenue as government contract revenue.  We recorded the invoices related to the June 30, 2022 and June 30, 2021 periods as deferred revenue, since we fell short of certain milestones related to those periods.

Subaward with University of Pittsburgh

In December 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award is $256,750. We did not record revenue related to this subaward in the three months ended June 30, 2022. We recorded $17,117 of revenue related to this subaward in the three months ended June 30, 2021.

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

The following tables set forth certain information regarding our segments:

	Three Months Ended June 30,
	2022	2021
Revenues:
Aethlon	$–	$131,966
ESI	–	–
Total Revenues	$–	$131,966

Operating Losses:
Aethlon	$(2,904,014)	$(2,092,763)
ESI	(2,067)	(5,675)
Total Operating Loss	$(2,906,081)	$(2,098,438)

Net Losses:
Aethlon	$(2,904,014)	$(2,092,763)
ESI	(2,067)	(5,675)
Net Loss Before Non-Controlling Interests	$(2,096,081)	$(2,098,438)

Depreciation and Amortization:
Aethlon	$30,650	$11,666
ESI	–	–
Total Depreciation and Amortization	$30,650	$11,666

Capital Expenditures:
Aethlon	$41,169	$38,374
ESI	–	–
Capital Expenditures	$41,169	$38,374

	June 30, 2022	June 30, 2021
Cash:
Aethlon	$14,921,578	$25,171,482
ESI	197	197
Total Cash	$14,921,775	$25,171,679

Total Assets:
Aethlon	$17,132,021	$25,866,814
ESI	197	197
Total Assets	$17,132,218	$25,867,011

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

Through December 31, 2021, we rented approximately 1,700 square feet of laboratory space at 11585 Sorrento Valley Road, Suite 109, San Diego, California 92121, at the rate of $6,148 per month on a one-year lease that originally was to expire on November 30, 2020. In December 2020, we entered into a short-term lease extension running from December 1, 2020 through the completion date of our construction of our new laboratory space which is adjacent to our then current laboratory.

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

As of our June 30, 2022 consolidated balance sheet, we have a right-of-use lease asset of $663,539.

In addition, the new lease agreement for the new office and lab required us to post a standby letter of credit in favor of the landlord in the amount of $46,726 in lieu of a security deposit. We arranged for our bank to issue the standby letter of credit in the fiscal year ended March 31, 2021 and transferred a like amount to a restricted certificate of deposit which secured the bank’s risk in issuing that letter of credit. We have classified that restricted certificate of deposit on our balance sheet as restricted cash.

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

Mobile Clean Room

In addition, we rent a mobile clean room on a short term, month-to-month basis, where we will house our manufacturing operations until our permanent manufacturing space is completed. The mobile clean room is located on leased land near our office and lab and we pay $2,000 per month for the right to locate it there. We paid approximately $78,865 in rent expense to lease the mobile clean room located on this space during the three months ended June 30, 2022.

Overall, our rent expense, which is included in general and administrative expenses, approximated $139,574 and $48,000 for the three month periods ended June 30, 2022 and 2021, respectively.

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

13. SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2022 through the date that the accompanying condensed consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Sales Under 2022 ATM Agreement

Subsequent to June 30, 2022, we raised net proceeds of $8,307,769, net of $213,625 in commissions to Wainwright and $23,164 in other offering expense, through the sale of 6,906,276 shares of our common stock at an average price of $1.20 per share under the 2022 ATM Agreement.

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

Overview

We are a medical therapeutic company focused on developing products to diagnose and treat cancer and life threatening infectious diseases. The Aethlon Hemopurifier®, or Hemopurifier, is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier is designed to deplete the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The FDA has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

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

Additionally, in-vitro, the Hemopurifier has been demonstrated to capture Zika virus, Lassa virus, MERS-CoV, cytomegalovirus, Epstein-Barr virus, Herpes simplex virus, Chikungunya virus, Dengue virus, West Nile virus, smallpox-related viruses, H1N1 swine flu virus, H5N1 bird flu virus, Monkeypox virus and the reconstructed Spanish flu virus of 1918. In several cases, these validations were conducted in collaboration with leading government or non-government research institutes.

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study is designed to enroll up to 40 subjects at up to 20 centers in the U.S. Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and will have acute lung injury and/or severe or life-threatening disease, among other criteria. Endpoints for this study, in addition to safety, will include reduction in circulating virus as well as clinical outcomes (NCT # 04595903). In June 2022, the first patient in this study was enrolled and has completed the Hemopurifier treatment phase of the protocol. Under Single Patient Emergency Use regulations, we have also treated two patients with COVID-19 with the Hemopurifier.

In July 2022, the FDA approved an amendment to the protocol of our ongoing clinical trial investigating the Hemopurifier® for patients with severe COVID-19. The newly approved protocol amendment eliminates the inclusion criteria that patients must have a dialysis catheter in place and have tolerated dialysis at the time of screening.

In September 2021, we entered into an agreement with PPD, Inc., a leading global contract research organization, or CRO, to oversee our U.S. clinical studies investigating the Hemopurifier for critically ill COVID-19 patients. We now have eight fully activated hospitals that are actively screening patients for the trial, including Louisiana State University (LSU) Shreveport, Valley Baptist Medical Center in Texas, Hoag Irvine and Newport Beach in Southern California, University of California Davis, University of Miami Medical Center, Cooper Medical and Thomas Jefferson Medical Center. We are in the site activation process with additional U.S. medical centers.

We also obtained ethics review board approval and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location. One patient has completed participation in the Indian COVID-19 study.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act, and must file reports, proxy statements and other information with the Commission. The Commission maintains a web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our headquarters are located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121. Our phone number at that address is (619) 941-0360. Our website is http://www.aethlonmedical.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021

Government Contract Revenues

We did not record government contract revenue in the three months ended June 30, 2022. We recorded $131,966 in government contract revenue in the three months ended June 30, 2021. This revenue resulted from work performed under our government contracts with NIH as follows:

	Three Months Ended 06/30/22	Three Months Ended 06/30/21	Change in Dollars
Phase 2 Melanoma Cancer Contract	$–	$114,849	$(114,849)
Subaward with University of Pittsburgh	–	17,117	(17,117)
Total Government Contract and Grant Revenue	$–	$131,966	$(131,966)

We have recognized revenue under the following contracts/grants:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the National Cancer Institute awarded to us an SBIR Phase II Award Contract, for NIH/NCI Topic 359, entitled “A Device Prototype for Isolation of Melanoma Exosomes for Diagnostics and Treatment Monitoring”, or the Award Contract. The Award Contract amount is $1,860,561 and, as amended, runs for the period from September 16, 2019 through September 15, 2022.

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

During the three months ended June 30, 2022, we did not complete the milestones relevant to that time period. As a result, we did not record any government contract revenue on the Phase 2 Melanoma Cancer Contract in the three months ended June 30, 2022.  We recorded the invoice related to the June 30, 2022 period as deferred revenue.

During the three months ended June 30, 2021, we completed the milestones relevant to March 31, 2021 time period. As a result, we recorded $114,849 of government contract revenue on the Phase 2 Melanoma Cancer Contract, revenue which had previously been recognized as deferred revenue.

Subaward with University of Pittsburgh

In December 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award is $256,750. We did not record revenue related to this subaward in the three months ended June 30, 2022. We recorded $17,117 of revenue related to this subaward in the three months ended June 30, 2021.

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2022 were $2,906,081, compared to $2,230,404 for the three months ended June 30, 2021. This increase of $675,677, or 30.3%, in the 2022 period was due to increases in our general and administrative expenses of $402,174, in our professional fees of $260,559 and in our payroll and related expenses of $12,944.

The $402,174 increase in our general and administrative expenses was primarily due to the combination of a $161,262 increase in our clinical trial expenses, a $97,229 increase in supplies, a $91,448 increase in our rent expense and a $26,504 increase in our insurance expense.

The $260,559 increase in our professional fees was primarily due to the combination of a $154,289 increase in our contract labor expense associated with product development and analytical services and a $95,162 increase in professional fees associated with regulatory strategy services.

The $12,944 increase in our payroll and related expenses was due to an increase in our stock-based compensation expense of $95,283. Our cash-based compensation expense decreased by $82,339 because our CEO received a $215,000 bonus in the June 2021 period for achieving certain contractual milestones in his employment agreement and there were no bonuses paid out in the June 2022 period.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased to approximately $2,906,000 in the three months ended June 30, 2022, from approximately $2,098,000 in the three months ended June 30, 2021.

Basic and diluted loss attributable to common stockholders were ($0.19) for the three months ended June 30, 2022, compared to ($0.16) for the three month period ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, we had a cash balance of $14,921,775 and working capital of $14,249,212. This compares to a cash balance of $17,072,419 and working capital of $16,332,958 at March 31, 2022. We expect our existing cash as of June 30, 2022 to be sufficient to fund our operations for at least twelve months from the issuance date of these financial statements.

2022 At The Market Offering Agreement with H.C. Wainwright & Co., LLC

On March 24, 2022, we entered into an At The Market Offering Agreement, or the 2022 ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the 2022 ATM Agreement.

The offering was registered under the Securities Act pursuant to our shelf registration statement on S-3 (Registration Statement No. 333-259909), as previously filed with the SEC and declared effective on October 21, 2021. We filed a prospectus supplement, dated March 24, 2022, with the SEC that provides for the sale of shares of our common stock having an aggregate offering price of up to $15,000,000, or the 2022 ATM Shares.

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

In June 2022, we raised net proceeds of $619,442, net of $15,985 in commissions to Wainwright and $3,988 in other offering expense, through the sale of, 574,560 shares of our common stock at an average price of $1.08 per share under the 2022 ATM Agreement.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the three months ended
	June 30, 2022	June 30, 2021
Cash provided by (used in):
Operating activities	$(2,729)	$(2,072)
Investing activities	(41)	(38)
Financing activities	619	17,420
Net increase (decrease) in cash and restricted cash	$(2,151)	$15,310

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $2,729,000 in the three months ended June 30, 2022, compared to approximately $2,072,000 in the three months ended June 30, 2021. The primary components in the $657,000 increase in cash used in our operating activities were a $808,000 increase in our net losses.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $41,000 of cash to purchase laboratory and office equipment in the three months ended June 30, 2022, compared to approximately $38,000 in the three months ended June 30, 2021.

NET CASH PROVIDED BY FINANCING ACTIVITIES. During the three months ended June 30, 2022, we raised approximately $619,000 from the issuance of common stock.

During the three months ended June 30, 2021, we raised approximately $17,456,000 from the issuance of common stock. That source of cash from our financing activities was partially offset by the use of approximately $36,000 to pay for the tax withholding on restricted stock units, for an aggregate increase of cash provided by financing activities of approximately $17,420,000.

Material Cash Requirements

As noted above in the results of operations, our clinical trial expense increased by $161,262 in the three months ended June 30, 2022. We expect our clinical trial expenses to continue to increase for the foreseeable future. Those increases in clinical trial expenses include the cost of manufacturing additional Hemopurifiers for the clinical trials.

In addition, we have entered into leases for our new headquarters, laboratory and manufacturing facilities. As noted above in the results of operations, our rent expense increased by $91,448 in the three months ended June 30, 2022, compared to the three months ended June 30, 2021. We expect our rent expense to continue to increase for the foreseeable future.

Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials for our Hemopurifier, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future. We will continue to need to raise additional capital either through equity and/or debt financing for the foreseeable future.

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

There have been no changes to our critical accounting estimates as disclosed in our Form 10-K for the year ended March 31, 2022.

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

•	We have incurred significant operating losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.

•	We will require substantial additional funding to sustain our operations. If we are unable to raise capital on favorable terms when needed, we could be forced to delay, reduce or eliminate our research or device development programs or any future commercialization efforts.

•	To achieve the levels of production necessary to commercialize our Hemopurifier and any other future products, we will need to secure large-scale manufacturing agreements with contract manufacturers which comply with good manufacturing practice standards and other standards prescribed by various federal, state and local regulatory agencies in the U.S. and any other country of use. We have limited experience coordinating and overseeing the manufacture of medical device products on a large-scale.

•	Our Hemopurifier product candidate may be made unmarketable prior to commercialization by us as a result of new scientific or technological developments by others with new treatment modalities that are more efficacious and/or more economical than our products. Any one of our competitors could develop a more effective product which would render our technology obsolete.

•	Our Hemopurifier product candidate is subject to extensive government regulations related to development, testing, manufacturing and commercialization in the U.S. and other countries. If we fail to comply with these extensive regulations of the U.S. and foreign agencies, the commercialization of our products could be delayed or prevented entirely.

•	As a public company with limited financial resources undertaking the launch of new medical technologies, we may have difficulty attracting and retaining executive management and directors.

•	We will need to significantly expand our operations to implement our longer-term business plan and growth strategies. We will also be required to manage multiple relationships with various strategic partners, technology licensors, customers, manufacturers and suppliers, consultants and other third parties. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time.

•	Our business prospects and the successful commercial development of our Hemopurifier product candidate depends on our ability to complete studies, clinical trials, obtain satisfactory results, obtain required regulatory approvals. Delays in successfully completing the clinical trials could jeopardize our ability to obtain regulatory approval.

•	If we are unable to adequately address these and other risks we face, our business, financial condition, operating results and prospects may be adversely affected.

•	Our business could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic.

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

We did not issue or sell any unregistered securities during the three months ended June 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have no disclosure applicable to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation	S-3	333-211151	3.1	May 5, 2016

3.2	Amended and Restated Bylaws of the Company	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Warrant Agreement dated March 27, 2017	8-K	001-37487	4.1	March 22, 2017

4.3	Form of Warrant dated 2017	S-1/A	333-219589	4.29	September 18, 2017

4.4	Form of Placement Agent Warrant dated 2017	S-1/A	333-219589	4.30	September 22, 2017

4.5	Form of Warrant to Purchase Common Stock	S-1/A	333-234712	4.14	December 11, 2019

4.6	Form of Underwriter Warrant	S-1/A	333-234712	4.15	December 11, 2019

4.7	Form of Common Stock Purchase Warrant	8-K	001-37487	4.1	January 17, 2020

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: August 9, 2022	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

