Form 10-Q
period 2022-09-30
AETHLON MEDICAL INC
filed 2022-11-14
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the registrant had outstanding 22,946,232 shares of common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$19,604,025	$17,072,419
Accounts receivable	114,849	127,965
Prepaid expenses and other current assets	784,638	956,623
Total current assets	20,503,512	18,157,007

Property and equipment, net	1,138,623	441,238
Right-of-use lease asset	1,282,328	696,698
Patents, net	1,925	2,200
Restricted cash	87,506	87,506
Deposits	33,305	33,305
Total assets	$23,047,199	$19,417,954

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$361,001	$499,962
Due to related parties	177,527	155,742
Deferred revenue	574,245	344,547
Lease liability, current portion	247,144	126,905
Other current liabilities	741,529	696,893
Total current liabilities	2,101,446	1,824,049

Lease liability, less current portion	1,077,529	602,505
Total liabilities	3,178,975	2,426,554

Stockholders’ Equity
Common stock, par value $0.001 per share; 60,000,000 and 30,000,000 shares authorized as of September 30, 2022 and March 31, 2022, respectively; 22,946,232 and 15,419,163 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	22,948	15,421
Additional paid-in capital	156,887,555	147,446,868
Accumulated deficit	(137,042,279)	(130,329,181)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	19,868,224	17,133,108

Noncontrolling interests	–	(141,708)

Total stockholders’ equity	19,868,224	16,991,400

Total liabilities and stockholders’ equity	$23,047,199	$19,417,954

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021

REVENUES

Government contract revenue	$–	$131,966	$–	$263,932

OPERATING EXPENSES

Professional fees	1,003,870	649,460	1,847,899	1,232,929
Payroll and related expenses	1,112,955	805,608	2,142,641	1,822,350
General and administrative	1,548,484	685,702	2,582,505	1,315,895
Total operating expenses	3,665,309	2,140,770	6,573,045	4,371,174
OPERATING LOSS	(3,665,309)	(2,008,804)	(6,573,045)	(4,107,242)

OTHER EXPENSE
Loss on dissolution of subsidiary	142,121	–	142,121	–

NET LOSS	(3,807,430)	(2,008,804)	(6,715,166)	(4,107,242)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	–	(825)	–	(1,960)

NET LOSS ATTRIBUTABLE TO AETHLON MEDICAL, INC.	$(3,807,430)	$(2,007,979)	$(6,715,166)	$(4,105,282)

BASIC LOSS PER SHARE	$(0.18)	$(0.13)	$(0.37)	$(0.29)
DILUTED LOSS PER SHARE	$(0.18)	$(0.13)	$(0.37)	$(0.29)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	20,744,999	15,386,486	18,130,177	14,114,639
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	20,744,999	15,386,486	18,130,177	14,114,639

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended September 30, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Non- Controlling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE - MARCH 31, 2022	15,419,163	$15,421	$147,446,868	$(130,329,181)	$(141,708)	$16,991,400
Issuances of common stock for cash under at the market program	574,560	575	618,867	–	–	619,442
Stock-based compensation expense	–	–	215,437	–	–	215,437
Net loss	–	–	–	(2,905,668)	(413)	(2,906,081)
BALANCE - JUNE 30, 2022	15,993,723	15,996	148,281,172	(133,234,849)	(142,121)	14,920,198
Issuances of common stock for cash under at the market program	6,906,276	6,906	8,300,863	–	–	8,307,769
Issuance of common stock upon vesting of restricted stock units	46,233	46	(8,019)	–	–	(7,973)
Stock-based compensation expense	–	–	313,539	–	–	313,539
Loss on dissolution of subsidiary	–	–	–	–	142,121	142,121
Net loss	–	–	–	(3,807,430)	–	(3,807,430)
BALANCE – SEPTEMBER 30, 2022	22,946,232	$22,948	$156,887,555	$(137,042,279)	$–	$19,868,224

	Common Stock		Additional Paid In	Accumulated	Non- Controlling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE - MARCH 31, 2021	12,150,597	$12,152	$129,331,542	$(119,913,090)	$(136,914)	$9,293,690
Issuances of common stock for cash under at the market program	626,000	626	4,947,159	–	–	4,947,785
Issuances of common stock for cash in registered direct financing	1,380,555	1,381	11,657,663	–	–	11,659,044
Issuances of common stock for cash under warrant exercises	531,167	531	820,407	–	–	820,938
Issuances of common stock for cash under stock option exercises	11,562	11	28,314	–	–	28,325
Issuances of common stock under cashless warrant exercises	675,554	676	(676)	–	–	–
Issuance of common stock upon vesting of restricted stock units	10,932	11	(35,797)	–	–	(35,786)
Stock-based compensation expense	–	–	120,154	–	–	120,154
Net loss	–	–	–	(2,097,303)	(1,135)	(2,098,438)
BALANCE - JUNE 30, 2021	15,386,367	15,388	146,868,766	(122,010,393)	(138,049)	24,735,712
Issuances of common stock upon vesting of restricted stock units	10,932	11	(28,145)	–	–	(28,134)
Stock-based compensation expense	–	–	201,062	–	–	201,062
Net loss	–	–	–	(2,007,979)	(825)	(2,008,804)
BALANCE – SEPTEMBER 30, 2021	15,397,299	$15,399	$147,041,683	$(124,018,372)	$(138,874)	$22,899,836

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2022 and 2021

(Unaudited)

	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021

Cash flows used in operating activities:
Net loss	$(6,715,166)	$(4,107,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,224	80,690
Stock based compensation	528,975	321,216
Accretion of right-of-use lease asset	9,633	(2,180)
Loss of dissolution of subsidiary	142,121	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	173,856	98,772
Accounts receivable	13,116	17,116
Accounts payable and other current liabilities	(94,540)	(374,020)
Deferred revenue	229,698	–
Due to related parties	21,785	15,687
Net cash used in operating activities	(5,607,298)	(3,949,961)

Cash flows used in investing activities:
Purchases of property and equipment	(780,334)	(78,861)
Net cash used in investing activities	(780,334)	(78,861)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock, net	8,927,211	17,456,092
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units and net stock option expense	(7,973)	(63,920)
Net cash provided by financing activities	8,919,238	17,392,172

Net increase in cash and restricted cash	2,531,606	13,363,350

Cash and restricted cash at beginning of period	17,159,925	9,908,301

Cash and restricted cash at end of period	$19,691,531	$23,271,651

Supplemental disclosures of cash flow information:

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock under cashless warrant exercises	$–	$676
Par value of shares issued for vested restricted stock units and net stock option exercise	$46	$22
Initial recognition of right-of-use lease asset and lease liability	$625,471	$–

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$19,604,025	$23,224,925
Restricted cash	87,506	46,726
Cash and restricted cash	$19,691,531	$23,271,651

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

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

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda). The primary endpoint for the EFS, designed to enroll 10 to 12 subjects at a single center, is safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This study, initially being conducted at the UPMC Hillman Cancer Center in Pittsburgh, PA, or UPMC, has treated two patients to date. Due to lack of further patient enrollment, we and UPMC have terminated this study at UPMC. We are considering adding one or more alternative sites to this trial to accelerate recruitment. We also are in the process of designing other clinical trials in oncology.

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

We currently are experiencing a short-term disruption in our Hemopurifier supply, as our existing supply of Hemopurifiers expired on September 30, 2022. As previously disclosed, we are dependent on the FDA approval of qualified suppliers to manufacture our Hemopurifier. Our intended transition to a new supplier for Galanthus nivalis agglutinin, or GNA, is delayed as we work with the FDA for approval of our supplement to our Investigational Device Exemption, which is required to make this manufacturing change.

We also obtained ethics review board approval and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location. One patient has completed participation in the Indian COVID-19 study. The relevant authorities in India have accepted the use of the Hemopurifiers made with the GNA from our new supplier.

Previously we were the majority owner of Exosome Sciences, Inc., or ESI, a company formed to focus on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases, and thus consolidated ESI in our consolidated financial statements. For more than four years, the primary activities of ESI were limited to the payment of patent maintenance fees and applications. In September 2022, the Board of Directors of ESI and the Company, as the majority stockholder of ESI, approved the dissolution of ESI. Accordingly, ESI is eliminated from our September 30, 2022 balance sheet.

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

In addition to the foregoing, we are monitoring closely the impact of the COVID-19 global pandemic, inflation, and the war in Ukraine on our business. Given the level of uncertainty regarding the duration and impact of these events on capital markets and the U.S. economy, we are unable to assess the impact on our timelines and future access to capital. The full extent to which the COVID-19 pandemic, inflation, and the war in Ukraine will impact our business, results of operations, financial condition, clinical trials, and preclinical research will depend on future developments, as well as the economic impact on national and international markets that are highly uncertain.

Our executive offices are located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121. Our telephone number is (619) 941-0360. Our website address is www.aethlonmedical.com.

Our common stock is listed on the Nasdaq Capital Market under the symbol “AEMD.”

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended September 30, 2022, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission, or SEC, Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2022. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its previously majority-owned subsidiary, ESI, which dissolved in September 2022. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial statements as of and for the six months ended September 30, 2022, and the condensed consolidated statement of cash flows for the six months ended September 30, 2022. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2022 has been derived from the audited consolidated balance sheet at March 31, 2022, contained in the above referenced 10-K. The results of operations for the six months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain prior year balances within the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of September 30, 2022 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

Restricted Cash

To comply with the terms of our laboratory and office lease and our new lease for our manufacturing space, see Note 11, we caused our bank to issue two standby letters of credit, or the L/Cs, in the aggregate amount of $87,506 in favor of the landlord. The L/Cs are in lieu of a security deposit. In order to support the L/Cs, we agreed to have our bank withdraw $87,506 from our operating accounts and to place that amount in a restricted certificate of deposit. We have classified that amount as restricted cash, a long-term asset, on our balance sheet.

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

As of September 30, 2022 and 2021, an aggregate of 2,239,025 and 1,616,866 potential common shares, respectively, consisting of shares underlying outstanding stock options and warrants were excluded, as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three and six month periods ended September 30, 2022 and 2021, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	September 30,	September 30,
	2022	2021
Three months ended	$852,464	$478,201
Six months ended	$1,570,654	$1,045,539

4. RECENT ACCOUNTING PRONOUNCEMENTS

None.

5. EQUITY TRANSACTIONS IN THE SIX MONTHS ENDED SEPTEMBER 30, 2022

2022 At The Market Offering Agreement with H.C. Wainwright & Co., LLC

On March 24, 2022, we entered into an At The Market Offering Agreement, or the 2022 ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the 2022 ATM Agreement.

The offering was registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to our shelf registration statement on S-3 (Registration Statement No. 333-259909), as previously filed with the SEC and declared effective on October 21, 2021. We filed a prospectus supplement, dated March 24, 2022, with the SEC that provides for the sale of shares of our common stock having an aggregate offering price of up to $15,000,000, or the 2022 ATM Shares.

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

In the six months ended September 30, 2022, we raised net proceeds of $8,927,211, net of $229,610 in commissions to Wainwright and $27,153 in other offering expense, through the sale of, 7,480,836 shares of our common stock at an average price of $1.19 per share under the 2022 ATM Agreement.

Restricted Stock Unit Grants

The Compensation Committee of the Board of Directors of the Company approved, effective as of April 1, 2022, pursuant to the terms of the Company’s Amended and Restated Non-Employee Directors Compensation Policy, or the Directors Compensation Policy, the grant of the annual Restricted Stock Unit awards, or RSUs, to each of the two non-employee directors of the Company then serving on the Board of Directors of the Company, or Board, and the grant of an RSU for the then newly appointed director. The RSU grants were made subject to stockholder approval of an increase of 1,800,000 shares of common stock authorized for issuance under the Company’s 2020 Equity Incentive Plan, or the 2020 Plan, at the Company’s 2022 annual meeting of stockholders. The increase was approved at the Company’s 2022 annual meeting of stockholders held in September 2022. The Directors Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current non-employee directors then serving on the Board and for a grant of stock options or $75,000 worth of RSUs for a newly elected director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $1.46 per share as of April 1, 2022. The two then-current eligible directors each was granted a contingent RSU in the amount of 34,247 shares under the 2020 Plan and the then newly appointed director received a contingent RSU grant for 51,370 shares under the 2020 Plan. The RSUs are subject to vesting in three installments, 50% on September 30, 2022, and 25% on each of December 31, 2022, and March 31, 2023, subject to the recipient's continued service with the Company on each such vesting date.

6. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2022, we accrued unpaid fees of $57,000 owed to our non-employee directors as of September 30, 2022. Amounts due to related parties were comprised of the following items:

	September 30, 2022	March 31, 2022
Accrued Board fees	$57,000	$55,750
Accrued vacation to all employees	120,527	99,992
Total due to related parties	$177,527	$155,742

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	September 30,	March 31,
	2022	2022
Accrued professional fees	$741,529	$696,893
Total other current liabilities	$741,529	$696,893

8. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and stock options and the effect on basic and diluted loss per common share during the three and six month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
Vesting of stock options and restricted stock units	$313,538	$201,062	$528,975	$321,216
Total stock-based compensation expense	$313,538	$201,062	$528,975	$321,216

Weighted average number of common shares outstanding – basic and diluted	20,744,999	15,386,486	18,130,177	14,114,639

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.02)	$(0.01)	$(0.03)	$(0.02)

All of the stock-based compensation expense recorded during the six months ended September 30, 2022 and 2021, an aggregate of $528,975 and $321,216, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations. Stock-based compensation expense recorded during each of the six months ended September 30, 2022 and 2021 represented an impact on basic and diluted loss per common share of $(0.03) and $(0.02), respectively.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the six months ended September 30, 2022 was insignificant.

Stock Option Activity

During the six months ended September 30, 2022, we recognized a stock option grant made in the fiscal year ended March 31, 2022 to purchase 61,600 shares of our common stock under our 2020 Plan that previously was contingent on stockholder approval of an increase of 1,800,000 shares of common stock authorized for issuance under the 2020 Plan, at the Company’s 2022 annual meeting of stockholders. The increase was approved at the Company’s 2022 annual meeting of stockholders held in September 2022.

During the six months ended September 30, 2021, we issued a stock option grant to Charles J. Fisher, Jr., MD, our Chief Executive Officer, or CEO, for the purchase of 266,888 shares of our common stock under our 2020 Plan. The purchase price for the shares subject to the option is $5.17 per share, the fair market value of the common stock on the date of the grant. The shares subject to the option are subject to vesting over four years, commencing on the date of grant, or Vesting Commencement Date, with twenty-five percent (25%) of the shares subject to the option vesting on the first anniversary of the Vesting Commencement Date and the remaining shares vesting in equal monthly installments over the following thirty-six (36) months, in each case subject to Dr. Fisher’s Continuous Service (as defined in the 2020 Plan) through each vesting date.

Stock options outstanding that have vested as of September 30, 2022 and stock options that are expected to vest subsequent to September 30, 2022 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	440,206	$2.86	8.06
Expected to vest	1,271,327	$2.06	8.44
Total	1,711,533

A summary of stock option activity during the six months ended September 30, 2022 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2022	1,665,948	$1.28 - 142.50	$2.31
Exercised	–	$–	$–
Granted	61,600	$1.21	$1.21
Cancelled/Expired	(16,015)	$1.41 - 57	$3.54
Stock options outstanding at September 30, 2022	1,711,533	$1.28 - 142.50	$2.26
Stock options exercisable at September 30, 2022	440,206	$1.28 - 142.50	$2.86

On September 30, 2022, our outstanding stock options had no intrinsic value since the closing share price on that date of $0.58 per share was below the weighted average exercise price of our outstanding stock options.

At September 30, 2022, there was approximately $2,422,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 2.72 years.

9. WARRANTS

During the six months ended September 30, 2022 and 2021, we did not issue any warrants.

A summary of warrant activity during the six months ended September 30, 2022 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2022	576,738	$1.50 – 59.25	$11.21
Exercised	–	$–	$–
Cancelled/Expired	(49,246)	$20.63 – 59.25	$50.69
Warrants outstanding at September 30, 2022	527,492	$1.50 – 16.50	$7.52
Warrants exercisable at September 30, 2022	527,492	$1.50 – 16.50	$7.52

10. GOVERNMENT CONTRACTS AND RELATED REVENUE RECOGNITION

We entered into the following contract with the National Cancer Institute, or NCI, part of the National Institutes of Health, or NIH, in September 2019:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the NCI awarded to us an SBIR Phase II Award Contract, for NIH/NCI Topic 359, entitled “A Device Prototype for Isolation of Melanoma Exosomes for Diagnostics and Treatment Monitoring”, or the Award Contract. The Award Contract amount is $1,860,561 and, as amended, ran for the period from September 16, 2019 through September 15, 2022.

The work performed pursuant to this Award Contract was focused on melanoma exosomes. This work followed from our completion of a Phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018, as described below. Following on the Phase I work, the deliverables in the Phase II program involved the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

We did not record government contract revenue on the Phase 2 Melanoma Cancer Contract in the three and six month periods ended September 30, 2022. We recorded $114,849 and $229,698 of government contract revenue on the Phase 2 Melanoma Cancer Contract in the three and six month periods ended September 30, 2021, respectively. We recorded the invoices related to the September 30, 2022 period as deferred revenue, since we fell short of certain milestones related to those periods.

The contract ended on September 15, 2022 and we presented the required final report to the NCI. Once the NCI completes the close out review of the contract, we expect to recognize as revenue the $574,245 currently recorded as deferred revenue on our September 30, 2022 balance sheet.

Subaward with University of Pittsburgh

In December 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award was $256,750. We did not record revenue related to this subaward in the three and six month periods ended September 30, 2022. We recorded $17,117 and $34,234 of revenue related to this subaward in the three and six month periods ended September 30, 2021, respectively.

In October 2022, we agreed with the University of Pittsburgh to terminate the subaward arrangement, effective as of November 10, 2022, since it related to our clinical trial in head and neck cancer in which the University of Pittsburgh was unable to recruit patients.

11. COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On September 29, 2021, we entered into an agreement with a leading global contract research organization, or CRO, to oversee our clinical studies investigating the Hemopurifier, or the CRO Agreement. Pursuant to the CRO Agreement, the CRO agreed to manage our ongoing study of the Hemopurifier for patients who are critically ill with COVID-19 (NCT04595903), with the option for the parties to agree to include additional studies under the CRO Agreement. The CRO Agreement has a five year term, but may be extended by mutual agreement. The CRO Agreement also may be terminated by Aethlon without cause upon 30 days’ prior written notice and may be terminated by either party following notice for breach or insolvency of the other party. In November 2022, Aethlon provided the CRO with a 30-day termination notice due to the lack of enrollment of COVID patients and the delay in FDA approval of the Company’s GNA supplier for the manufacture of the Hemopurifiers.

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

New Office, Lab and Manufacturing Space Leases

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121 and 11575 Sorrento Valley Road, Suite 200, San Diego, California 92121, respectively. The agreement carries a term of 63 months and we took possession of the office space effective October 1, 2021. We took possession of the lab space effective January 1, 2022. In October 2021, we entered into another lease for (i) approximately 22,260 square feet of space located at 11588 Sorrento Valley Road, San Diego, California 92121, or the Building, and (ii) 2,655 square feet of space located in the Building and commonly known as Suite 18 to house our manufacturing operations. The term is for 55 months and we took possession of the manufacturing space in August 2022.

During the three months ended September 30, 2022, we recorded a $625,471 right-of-use lease asset and associated lease liability related to the manufacturing space component of the lease based on the present value of lease payments over the expected lease term of 55 months, discounted using our estimated incremental borrowing rate of 4.25%. The current monthly base rent under the manufacturing component of the lease is $12,540.

The office, lab and manufacturing leases are coterminous with a remaining term of 54 months. The weighted average discount rate is 4.25%.

As of our September 30, 2022 balance sheet, we have a right-of-use lease asset of $1,282,328.

In addition, the lease agreements for the new office, lab and manufacturing space required us to post a standby L/C in favor of the landlord in the aggregate amount of $87,506 in lieu of a security deposit. We arranged for our bank to issue standby L/Cs for the new office and lab in the amounts of $46,726 in the fiscal year ended March 31, 2021 and for the manufacturing space in the amount of $40,780 in the fiscal year ended March 31, 2022. We transferred like amounts to a restricted certificate of deposit which secured the bank’s risk in issuing those L/Cs. We have classified those restricted certificates of deposit on our balance sheet as restricted cash with a balance of $87,506.

Mobile Clean Room

In addition, we rented a mobile clean room on a short term, month-to-month basis, where we housed our manufacturing operations until our permanent manufacturing space was completed. The mobile clean room was located on leased land near our office and lab and we paid $2,000 per month for the right to locate it there. We paid approximately $167,615 in total rent expense to lease the mobile clean room located on this space during the six months ended September 30, 2022. The arrangement was terminated in September 2022 and the mobile clean room was returned to the vendor that leased it to us.

Overall, our rent expense, which is included in general and administrative expenses, approximated $309,000 and $167,000 for the six month periods ended September 30, 2022 and 2021, respectively.

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

12. SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2022 through the date that the accompanying condensed consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

On September 29, 2021, we entered into the CRO Agreement with the CRO to oversee our clinical studies investigating the Hemopurifier. Pursuant to the CRO Agreement, the CRO agreed to manage our ongoing study of the Hemopurifier for patients who are critically ill with COVID-19 (NCT04595903), with the option for the parties to agree to include additional studies under the CRO Agreement. The CRO Agreement has a five year term, but may be extended by mutual agreement. The CRO Agreement also may be terminated by Aethlon without cause upon 30 days’ prior written notice and may be terminated by either party following notice for breach or insolvency of the other party. In November 2022, Aethlon provided the CRO with a 30-day termination notice due to the lack of enrollment of COVID patients and the delay in FDA approval of the Company’s GNA supplier for the manufacture of the Hemopurifiers.

In October 2022, we launched a wholly-owned subsidiary in Australia, formed to conduct clinical research in that country. Our current plan is that the subsidiary will initially focus on the oncology market in Australia.

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

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, successful completion of our clinical trials, our ability to raise additional capital, our ability to maintain our Nasdaq listing, U.S. Food and Drug Administration, or FDA, approval of our products candidates, our ability to comply with changing government regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of our filings with the Securities and Exchange Commission, or the SEC. The forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

Overview

Aethlon Medical, Inc. (“Aethlon”, “we” or “us”) is a medical therapeutic company focused on developing products to diagnose and treat cancer and life threatening infectious diseases. The Aethlon Hemopurifier is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier is designed to deplete the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The FDA has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

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

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda). The primary endpoint for the EFS, designed to enroll 10 to 12 subjects at a single center, is safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This study, which was initially being conducted at the UPMC Hillman Cancer Center in Pittsburgh, PA, or UPMC, has treated two patients to date. Due to lack of further patient enrollment, we and UPMC have terminated this study at UPMC. We are considering adding one or more alternative sites to this trial to accelerate recruitment. We also are in the process of designing other clinical trials in oncology.

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

We currently are experiencing a short-term disruption in our Hemopurifier supply as our existing supply of Hemopurifiers expired on September 30, 2022. As previously disclosed, we are dependent on the FDA approval of qualified suppliers to manufacture our Hemopurifier. Our intended transition to a new supplier for Galanthus nivalis agglutinin, or GNA, is delayed as we work with the FDA for approval of our supplement to our Investigational Device Exemption, which is required to make this manufacturing change.

We also obtained ethics review board approval and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location. One patient has completed participation in the Indian COVID-19 study. The relevant authorities in India have accepted the use of the Hemopurifiers made with the GNA from our new supplier.

Previously we were the majority owner of Exosome Sciences, Inc., or ESI, a company formed to focus on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases, and thus consolidated ESI in our consolidated financial statements. For more than four years, the primary activities of ESI were limited to the payment patent of maintenance fees and applications. In September 2022, the Board of Directors of ESI and Aethlon, as the majority stockholder of ESI, approved the dissolution of ESI. Accordingly, ESI is eliminated from our September 30, 2022 balance sheet.

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

COVID-19, Inflation and International Conflicts

The COVID-19 pandemic, the conflict in Ukraine, and inflation has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets.  Given the level of uncertainty regarding the COVID-19 pandemic, Ukraine conflict, and inflationary environment on capital markets and the U.S. economy, we are unable to assess the impact of these events on our future access to capital. Further, while we have not experienced significant disruptions to our manufacturing supply chain, business, results of operations, financial condition, clinical trials, or preclinical research to date, we are unable to assess the potential impact these events could have on our manufacturing supply chain, business, results of operations, financial condition, clinical trials, or preclinical research in the future.

As we continue to actively advance our clinical trials, we remain in close contact with our clinical sites and are assessing the impact of COVID-19 on our trials, expected timelines and costs on an ongoing basis. We will assess any potential delays in our ability to timely ship clinical trial materials, including internationally, due to transportation interruptions. The extent of the impact of COVID-19, the Ukraine conflict, and inflation on our operational and financial performance will depend on certain developments, including the impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. Given these uncertainties, we cannot reasonably estimate the related impact to our business, operating results and financial condition, if any.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act, and must file reports, proxy statements and other information with the SEC. The SEC maintains a web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, like us, which file electronically with the SEC. Our headquarters are located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121. Our phone number at that address is (619) 941-0360. Our website is http://www.aethlonmedical.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021

Government Contract Revenues

We did not record government contract revenue in the three months ended September 30, 2022. We recorded $131,966 in government contract revenue in the three months ended September 30, 2021. This revenue resulted from work performed under our government contracts with NIH as follows:

	Three Months Ended 09/30/22	Three Months Ended 09/30/21	Change in Dollars
Phase 2 Melanoma Cancer Contract	$–	$114,849	$(114,849)
Subaward with University of Pittsburgh	–	17,117	(17,117)
Total Government Contract and Grant Revenue	$–	$131,966	$(131,966)

We have recognized revenue under the following contracts/grants:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the NCI awarded to us an SBIR Phase II Award Contract, for NIH/NCI Topic 359, entitled “A Device Prototype for Isolation of Melanoma Exosomes for Diagnostics and Treatment Monitoring”, or the Award Contract. The Award Contract amount was $1,860,561 and, as amended, ran for the period from September 16, 2019 through September 15, 2022.

The work performed pursuant to this Award Contract was focused on melanoma exosomes. This work followed from our completion of a Phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018, as described below. Following on the Phase I work, the deliverables in the Phase II program involved the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

We did not record government contract revenue on the Award Contract in the three months ended September 30, 2022. We recorded $114,849 of government contract revenue on the Award Contract in the three months ended September 30, 2021. We recorded the invoices related to the September 30, 2022 period as deferred revenue, since we fell short of certain milestones related to those periods.

The Award Contract ended on September 15, 2022 and we presented the required final report to the NCI. Once the NCI completes the close out review of the contract, we expect to recognize as revenue the $574,245 currently recorded as deferred revenue on our September 30, 2022 balance sheet.

Subaward with University of Pittsburgh

In December 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award was $256,750. We did not record revenue related to this subaward in the three months ended September 30, 2022. We recorded $17,117 of revenue related to this subaward in the three months ended September 30, 2021.

In October 2022, we agreed with the University of Pittsburgh to terminate the subaward arrangement, effective as of November 10, 2022, since it related to our clinical trial in head and neck cancer in which the University of Pittsburgh was unable to recruit patients.

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2022 were $3,665,309, compared to $2,140,770 for the three months ended September 30, 2021. This increase of $1,524,539, or 71.2%, in the 2022 period was due to increases in our general and administrative expenses of $862,782, in our professional fees of $354,410 and in our payroll and related expenses of $307,347.

The $862,782 increase in our general and administrative expenses was primarily due to the combination of a $383,654 increase in our clinical trial expenses, a $258,246 increase in supplies, primarily for manufacturing Hemopurifiers, a $139,752 increase in subcontract expenses related to our government contracts, a $50,377 increase in our rent expense and a $32,424 increase in our insurance expense.

The $354,410 increase in our professional fees was primarily due to the combination of a $151,792 increase in our contract labor expense associated with product development and analytical services, a $136,265 increase in our legal fees and a $60,885 increase in our investor relations expenses, primarily related to solicitation expenses associated with our 2022 annual meeting of stockholders.

The $307,347 increase in our payroll and related expenses was due to an increase in our stock-based compensation expense of $112,476. Our cash-based compensation expense increased by $194,871 due to our increased headcount.

Other Expense

In September 2022, the Board of Directors of ESI and Aethlon as the majority stockholder of ESI approved the dissolution of ESI. As a result of this dissolution, we recorded a non-cash charge of $142,121 as other expense in the three months ended September 30, 2022.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased to approximately $3,807,000 in the three months ended September 30, 2022, from approximately $2,009,000 in the three months ended September 30, 2021.

Basic and diluted loss attributable to common stockholders were ($0.18) for the three months ended September 30, 2022, compared to ($0.13) for the three month period ended September 30, 2021.

SIX MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2021

Government Contract Revenues

We did not record government contract revenue in the six months ended September 30, 2022. We recorded $263,932 in government contract revenue in the six months ended September 30, 2021. This revenue resulted from work performed under our government contracts with NIH as follows:

	Six Months Ended 09/30/22	Six Months Ended 09/30/21	Change in Dollars
Phase 2 Melanoma Cancer Contract	$–	$229,698	$(229,698)
Subaward with University of Pittsburgh	–	34,234	(34,234)
Total Government Contract and Grant Revenue	$–	$263,932	$(263,932)

We have recognized revenue under the following contracts/grants:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the NCI awarded to us the Award Contract. The Award Contract amount was $1,860,561 and, as amended, ran for the period from September 16, 2019 through September 15, 2022.

The work performed pursuant to this Award Contract was focused on melanoma exosomes. This work followed from our completion of a Phase I contract for the Topic 359 solicitation that ran from September 2017 through June 2018, as described below. Following on the Phase I work, the deliverables in the Phase II program involved the design and testing of a pre-commercial prototype of a more advanced version of the exosome isolation platform.

We did not record government contract revenue on the Award Contract in the six months ended September 30, 2022. We recorded $229,698 of government contract revenue on the Award Contract in the six months ended September 30, 2021. We recorded the invoices related to the September 30, 2022 period as deferred revenue, since we fell short of certain milestones related to those periods.

The Award Contract ended on September 15, 2022 and we presented the required final report to the NCI. Once the NCI completes the close out review of the contract, we expect to recognize as revenue the $574,245 currently recorded as deferred revenue on our September 30, 2022 balance sheet.

Subaward with University of Pittsburgh

In December 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award was $256,750. We did not record revenue related to this subaward in the six months ended September 30, 2022. We recorded $34,234 of revenue related to this subaward in the six months ended September 30, 2021.

In October 2022, we agreed with the University of Pittsburgh to terminate the subaward arrangement, effective as of November 10, 2022, since it related to our clinical trial in head and neck cancer in which the University of Pittsburgh was unable to recruit patients.

Operating Expenses

Consolidated operating expenses for the six months ended September 30, 2022 were $6,573,045, compared to $4,371,174 for the six months ended September 30, 2021. This increase of $2,201,871, or 50.4%, in the 2022 period was due to increases in our general and administrative expenses of $1,266,610, in our professional fees of $614,970 and in our payroll and related expenses of $320,291.

The $1,266,610 increase in our general and administrative expenses was primarily due to the combination of a $544,916 increase in our clinical trial expenses, a $355,475 increase in supplies, primarily for manufacturing Hemopurifiers, a $147,962 increase in subcontract expenses related to our government contracts, a $141,826 increase in our rent expense and a $58,928 increase in our insurance expense.

The $614,970 increase in our professional fees was primarily due to the combination of a $306,082 increase in our contract labor expense associated with product development and analytical services, a $135,983 increase in our legal fees, a $120,303 increase in professional fees associated with regulatory strategy services and a $73,292 increase in our investor relations expenses, primarily related to solicitation expenses associated with our 2022 annual meeting of stockholders.

The $320,291 increase in our payroll and related expenses was due to an increase in our stock-based compensation expense of $207,760. Our cash-based compensation expense increased by $112,531 due to our increased headcount.

Other Expense

In September 2022, the Board of Directors of ESI and Aethlon as the majority stockholder of ESI approved the dissolution of ESI. As a result of this dissolution, we recorded a non-cash charge of $142,121 as other expense in the six months ended September 30, 2022.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased to approximately $6,715,000 in the six months ended September 30, 2022, from approximately $4,107,000 in the six months ended September 30, 2021.

Basic and diluted loss attributable to common stockholders were ($0.37) for the six months ended September 30, 2022, compared to ($0.29) for the six months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, we had a cash balance of $19,604,025 and working capital of $18,402,066. This compares to a cash balance of $17,072,419 and working capital of $16,332,958 at March 31, 2022. We expect our existing cash as of September 30, 2022 to be sufficient to fund our operations for at least twelve months from the issuance date of these financial statements.

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

In the six months ended September 30, 2022, we raised net proceeds of $8,927,211, net of $229,610 in commissions to Wainwright and $27,153 in other offering expense, through the sale of 7,480,836 shares of our common stock at an average price of $1.19 per share under the 2022 ATM Agreement.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the six months ended
	September 30, 2022	September 30, 2021
Cash provided by (used in):
Operating activities	$(5,607)	$(3,950)
Investing activities	(780)	(79)
Financing activities	8,919	17,392
Net increase (decrease) in cash and restricted cash	$(2,532)	$13,363

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $5,607,000 in the six months ended September 30, 2022, compared to approximately $3,950,000 in the six months ended September 30, 2021. The primary components in the $1,657,000 increase in cash used in our operating activities in the 2022 period were a $2,608,000 increase in our net losses partially offset by a decrease of $279,483 in the change in accounts payable and other current liabilities, an increase in deferred revenue of $229,698, an increased non-cash charge from stock-based compensation of $207,760 and a $142,121 non-cash charge for the loss on dissolution of subsidiary.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $780,000 of cash to purchase laboratory and office equipment in the six months ended September 30, 2022, compared to approximately $79,000 in the six months ended September 30, 2021. The increase in the 2022 period was primarily a result of furnishing our new office and manufacturing space and purchasing additional laboratory equipment.

NET CASH PROVIDED BY FINANCING ACTIVITIES. During the six months ended September 30, 2022, we raised approximately $8,927,000 from the issuance of common stock. That source of cash from our financing activities was partially offset by the use of approximately $8,000 to pay for the tax withholding on restricted stock units, for an aggregate amount of cash provided by financing activities of approximately $8,919,000.

During the six months ended September 30, 2021, we raised approximately $17,456,000 from the issuance of common stock. That source of cash from our financing activities was partially offset by the use of approximately $64,000 to pay for the tax withholding on restricted stock units, for an aggregate amount of cash provided by financing activities of approximately $17,392,000.

Material Cash Requirements

As noted above in the results of operations, our clinical trial expense increased by $544,916 in the six months ended September 30, 2022, compared to the six month period ended September 30, 2021. We expect our clinical trial expenses to continue to increase for the foreseeable future as we continue to expand our clinical trials.

In addition, we have entered into leases for our new headquarters, laboratory and manufacturing facilities. As noted above in the results of operations, our rent expense increased by $141,826 in the six months ended September 30, 2022, compared to the six months ended September 30, 2021.

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

•	We have incurred significant losses and expect to continue to incur losses for the foreseeable future.

•	We will require additional financing to sustain our operations, achieve our business objectives and satisfy our cash obligations, which may dilute the ownership of our existing stockholders.

•	We have limited experience in identifying and working with large-scale contracts with medical device manufacturers; manufacture of our devices must comply with good manufacturing practices in the U.S.

•	Delays, interruptions or the cessation of production by our third-party suppliers of important materials or delays in qualifying new materials, may prevent or delay our ability to manufacture or process our Hemopurifier.

•	Our Hemopurifier technology may become obsolete.

•	If we fail to comply with extensive regulations of U.S. and foreign regulatory agencies, the commercialization of our products could be delayed or prevented entirely.

•	If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

•	As a public company with limited financial resources undertaking the launch of new medical technologies, we may have difficulty attracting and retaining executive management and directors.

•	We plan to expand our operations, which may strain our resources; our inability to manage our growth could delay or derail implementation of our business objectives.

•	Delays in successfully completing our planned clinical trials could jeopardize our ability to obtain regulatory approval.

•	Our business is subject to risks arising from the recent COVID-19 pandemic.

Except for the risk factors set forth below, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 28, 2022. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Delays, interruptions or the cessation of production by our third-party suppliers of important materials or delays in qualifying new materials, may prevent or delay our ability to manufacture or process our Hemopurifier.

Most of the raw materials used in the process for manufacturing our Hemopurifier are available from more than one supplier. However, there are materials within the manufacturing and production process that come from single suppliers. We do not have written contracts with all of our single source suppliers, and at any time they could stop supplying our orders. FDA review of a new supplier is required if these materials become unavailable from our current suppliers. Currently, we are expecting a short term interruption in the manufacturing of our Hemopurifier as we transition to a new supplier of Galanthus nivalis agglutinin, or GNA, used in the manufacture of our Hemopurifier. We have not received the required FDA approval of our proposal to approve a new qualified supplier of the GNA and are working with the FDA to gain approval of this supplier. Although we have recently completed the manufacture of 112 Hemopurifiers, which have passed our quality control measures, we cannot ship the cartridges until we have FDA approval of our new GNA supplier. FDA review of the new supplier could take several months to obtain.

In addition, an uncorrected impurity, a supplier’s variation in a raw material or testing, either unknown to us or incompatible with its manufacturing process, or any other problem with our materials, testing or components, would prevent or delay the release of our Hemopurifiers for use in our clinical trials. For example, in late 2020, we identified during our device quality review procedures prior to product release that one of our critical suppliers had produced a Hemopurifier component that was not produced to our specifications, although no affected Hemopurifiers were released into our inventory or to any clinical trial sites. Our current inventory of Hemopurifiers expires on September 30, 2022. Any delay in achieving the required FDA approvals for our new supplier will limit our ability to meet any demand for the Hemopurifier and delay our ongoing clinical trials, which could have a material adverse impact on our business, results of operations and financial condition.

Difficulties in manufacturing our Hemopurifier could have an adverse effect upon our expenses, our product revenues and our ability to complete our clinical trials.

We currently outsource most of the manufacturing of our Hemopurifier. The manufacturing of our Hemopurifier is difficult and complex. To support our current clinical trial needs, we comply with and intend to continue to comply with cGMP in the manufacture of our product. Our ability to adequately manufacture and supply our Hemopurifier in a timely matter is dependent on the uninterrupted and efficient operation of our facilities and those of third-parties producing raw materials and supplies upon which we rely in our manufacturing. We currently are experiencing an interruption in our Hemopurifier manufacturing due to delays in obtaining necessary regulatory approval of a new manufacturer of GNA. The manufacture of our products may also be impacted by:

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

The current interruption in the manufacture and supply of our Hemopurifier may delay shipments of our Hemopurifier if needed for our clinical trials,, which could materially and adversely affect our business, results of operations and financial conditions.

Our products are manufactured with raw materials that are sourced from specialty suppliers with limited competitors and we may therefore be unable to access the materials we need to manufacture our products.

Specifically, the Hemopurifier contains three critical components with limited supplier numbers. The base cartridge on which the Hemopurifier is constructed is sourced from Medica S.p.A and we are dependent on the continued availability of these cartridges. We currently purchase the diatomaceous earth from Janus Scientific Inc., our distributor; however, the product is manufactured by Imerys Minerals Ltd., which is the only supplier of this product. The GNA is sourced from Vector Laboratories, Inc. and also is available from other suppliers; however, Sigma Aldrich is our only back up supplier at this time and we are in the process of working with the FDA to obtain regulatory approval for this supplier. A business interruption at any of these sources, including interruption resulting from the coronavirus pandemic, could have a material impact on our ability to manufacture the Hemopurifier.

If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

Our common stock is listed on the Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share (subject to a 180-day grace period, as discussed below), and minimum stockholders' equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Capital Market.

On October 25, 2022, we received a notice, or Notice, from The Nasdaq Stock Market, or Nasdaq, that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement. The Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 days, or until April 24, 2023, to regain compliance with the Minimum Bid Price Requirement by having the closing bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days.

If we do not achieve compliance with the Minimum Bid Price Requirement by April 24, 2023, we may be eligible for an additional 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for the market value of its publicly held shares and all other Nasdaq initial listing standards, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period. However, if it appears to Nasdaq staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that our common stock will be subject to delisting. In the event we receive notice that our common stock is being delisted, we would be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing.

There can be no assurance, however, that we will be able to regain compliance with the Minimum Bid Price Requirement, and even if we do, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for the Nasdaq Capital Market or that our common stock will not be delisted in the future. In addition, we may be unable to meet other applicable listing requirements of the Nasdaq Capital Market, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Minimum Bid Price Requirement.

Delisting from the Nasdaq Capital Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

If we are delisted from Nasdaq and we are not able to list our common stock on another exchange, our common stock could be quoted on the OTC Bulletin Board or in the “pink sheets.” As a result, we could face significant adverse consequences including, among others:

•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and little or no analyst coverage for us;

•	an inability to qualify for exemptions from state securities registration requirements, which may require us to comply with applicable state securities laws; and

•	a decreased ability to issue additional securities (including pursuant to registration statements on Form S-3) or obtain additional financing in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any unregistered securities during the three months ended September 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have no disclosure applicable to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation, as amended.	8-K	001-37487	3.1	September 19, 2022

3.2	Amended and Restated Bylaws of the Company	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Warrant dated 2017	S-1/A	333-219589	4.29	September 18, 2017

4.3	Form of Warrant to Purchase Common Stock	S-1/A	333-234712	4.14	December 11, 2019

4.4	Form of Underwriter Warrant	S-1/A	333-234712	4.15	December 11, 2019

4.5	Form of Common Stock Purchase Warrant	8-K	001-37487	4.1	January 17, 2020
10.1	Aethlon Medical, Inc. 2020 Equity Incentive Plan, as amended, Form of Restricted Stock Grant, Form of Option Grant and Agreement.	8-K	001-37487	99.1	September 19, 2022

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: November 14, 2022	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

