Form 10-Q
period 2022-12-31
AETHLON MEDICAL INC
filed 2023-02-13
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 9, 2023, the registrant had outstanding 22,969,349 shares of common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$17,499,541	$17,072,419
Accounts receivable	–	127,965
Prepaid expenses and other current assets	672,781	956,623
Total current assets	18,172,322	18,157,007

Property and equipment, net	1,212,120	441,238
Right-of-use lease asset	1,217,458	696,698
Patents, net	1,788	2,200
Restricted cash	87,506	87,506
Deposits	33,305	33,305
Total assets	$20,724,499	$19,417,954

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$226,791	$499,962
Due to related parties	190,397	155,742
Deferred revenue	574,245	344,547
Lease liability, current portion	264,278	126,905
Other current liabilities	1,180,312	696,893
Total current liabilities	2,436,023	1,824,049

Lease liability, less current portion	1,009,277	602,505
Total liabilities	3,445,300	2,426,554

Stockholders’ Equity
Common stock, par value $0.001 per share; 60,000,000 and 30,000,000 shares authorized as of December 31, 2022 and March 31, 2022, respectively; 22,969,349 and 15,419,163 shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	22,971	15,421
Additional paid-in capital	157,148,260	147,446,868
Accumulated deficit	(139,892,032)	(130,329,181)
Total Aethlon Medical, Inc. stockholders’ equity before noncontrolling interests	17,279,199	17,133,108

Noncontrolling interests	–	(141,708)

Total stockholders’ equity	17,279,199	16,991,400

Total liabilities and stockholders’ equity	$20,724,499	$19,417,954

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended December 31, 2022 and 2021

(Unaudited)

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021

REVENUES

Government contract revenue	$–	$17,117	$–	$281,049

OPERATING EXPENSES

Professional fees	729,665	433,404	2,575,496	1,666,333
Payroll and related expenses	1,048,761	999,500	3,191,402	2,821,850
General and administrative	1,071,327	1,112,159	3,653,832	2,428,053
Total operating expenses	2,849,753	2,545,063	9,420,730	6,916,236
OPERATING LOSS	(2,849,753)	(2,527,946)	(9,420,730)	(6,635,187)

OTHER EXPENSE
Loss on dissolution of subsidiary	–	–	142,121	–

NET LOSS	(2,849,753)	(2,527,946)	(9,562,851)	(6,635,187)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	–	(2,214)	–	(4,174)

NET LOSS ATTRIBUTABLE TO AETHLON MEDICAL, INC.	$(2,849,753)	$(2,525,732)	$(9,562,851)	$(6,631,013)

BASIC LOSS PER SHARE	$(0.12)	$(0.16)	$(0.48)	$(0.46)
DILUTED LOSS PER SHARE	$(0.12)	$(0.16)	$(0.48)	$(0.46)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	22,946,483	15,397,418	19,741,451	14,543,787
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	22,946,483	15,397,418	19,741,451	14,543,787

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended December 31, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Non- Controlling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE - MARCH 31, 2022	15,419,163	$15,421	$147,446,868	$(130,329,181)	$(141,708)	$16,991,400
Issuances of common stock for cash under at the market program	574,560	575	618,867	–	–	619,442
Stock-based compensation expense	–	–	215,437	–	–	215,437
Net loss	–	–	–	(2,905,668)	(413)	(2,906,081)
BALANCE - JUNE 30, 2022	15,993,723	15,996	148,281,172	(133,234,849)	(142,121)	14,920,198
Issuances of common stock for cash under at the market program	6,906,276	6,906	8,300,863	–	–	8,307,769
Issuance of common stock upon vesting of restricted stock units	46,233	46	(8,019)	–	–	(7,973)
Stock-based compensation expense	–	–	313,539	–	–	313,539
Loss on dissolution of subsidiary	–	–	–	–	142,121	142,121
Net loss	–	–	–	(3,807,430)	–	(3,807,430)
BALANCE – SEPTEMBER 30, 2022	22,946,232	22,948	156,887,555	(137,042,279)	–	19,868,224
Issuances of common stock upon vesting of restricted stock units	23,117	23	(1,908)	–	–	(1,885)
Stock-based compensation expense	–	–	262,613	–	–	262,613
Net loss	–	–	–	(2,849,753)	–	(2,849,753)
BALANCE – DECEMBER 31, 2022	22,969,349	$22,971	$157,148,260	$(139,892,032)	$–	$17,279,199

	Common Stock		Additional Paid In	Accumulated	Non- Controlling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE - MARCH 31, 2021	12,150,597	$12,152	$129,331,542	$(119,913,090)	$(136,914)	$9,293,690
Issuances of common stock for cash under at the market program	626,000	626	4,947,159	–	–	4,947,785
Issuances of common stock for cash in registered direct financing	1,380,555	1,381	11,657,663	–	–	11,659,044
Issuances of common stock for cash under warrant exercises	531,167	531	820,407	–	–	820,938
Issuances of common stock for cash under stock option exercises	11,562	11	28,314	–	–	28,325
Issuances of common stock under cashless warrant exercises	675,554	676	(676)	–	–	–
Issuance of common stock upon vesting of restricted stock units	10,932	11	(35,797)	–	–	(35,786)
Stock-based compensation expense	–	–	120,154	–	–	120,154
Net loss	–	–	–	(2,097,303)	(1,135)	(2,098,438)
BALANCE - JUNE 30, 2021	15,386,367	15,388	146,868,766	(122,010,393)	(138,049)	24,735,712
Issuances of common stock upon vesting of restricted stock units	10,932	11	(28,145)	–	–	(28,134)
Stock-based compensation expense	–	–	201,062	–	–	201,062
Net loss	–	–	–	(2,007,978)	(825)	(2,008,803)
BALANCE – SEPTEMBER 30, 2021	15,397,299	15,399	147,041,683	(124,018,371)	(138,874)	22,899,837
Issuance of common stock upon vesting of restricted stock units	10,932	11	(13,568)	–	–	(13,557)
Stock-based compensation expense	–	–	201,019	–	–	201,019
Net Loss	–	–	–	(2,525,732)	(2,214)	(2,527,946)
BALANCE – DECEMBER 31, 2021	15,408,231	$15,410	$147,229,134	$(126,544,103)	$(141,088)	$20,559,353

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2022 and 2021

(Unaudited)

	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021

Cash flows used in operating activities:
Net loss	$(9,562,851)	$(6,635,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161,350	98,363
Stock based compensation	791,588	522,234
Accretion of right-of-use lease asset	23,385	9,717
Loss of dissolution of subsidiary	142,121	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	283,645	(342,641)
Accounts receivable	127,965	17,116
Deposits	–	(21,146)
Accounts payable and other current liabilities	210,032	(443,239)
Deferred revenue	229,698	114,849
Due to related parties	34,655	11,855
Net cash used in operating activities	(7,558,412)	(6,668,079)

Cash flows used in investing activities:
Purchases of property and equipment	(931,820)	(136,795)
Net cash used in investing activities	(931,820)	(136,795)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock, net	8,927,211	17,456,092
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units and net stock option expense	(9,857)	(77,477)
Net cash provided by financing activities	8,917,354	17,378,615

Net increase in cash and restricted cash	427,122	10,573,741

Cash and restricted cash at beginning of period	17,159,925	9,908,301

Cash and restricted cash at end of period	$17,587,047	$20,482,042

Supplemental disclosures of cash flow information:

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock under cashless warrant exercises	$–	$676
Par value of shares issued for vested restricted stock units and net stock option exercise	$69	$33
Initial recognition of right-of-use lease asset and lease liability	$625,471	$228,694

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$17,499,541	$20,394,536
Restricted cash	87,506	87,506
Cash and restricted cash	$17,587,047	$20,482,042

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2022

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION ORGANIZATION

Aethlon Medical, Inc., or Aethlon, the Company, we or us, is a medical therapeutic company focused on developing products to diagnose and treat cancer and life-threatening infectious diseases. The Aethlon Hemopurifier is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier is designed to deplete the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The U.S. Food and Drug Administration, or FDA, has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

•	the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes have been shown to participate in the development or severity of the disease; and

•	the treatment of life-threatening viruses that are not addressed with approved therapies.

We believe the Hemopurifier can be a substantial advance in the treatment of patients with advanced and metastatic cancer through the clearance of exosomes that promote the growth and spread of tumors through multiple mechanisms. We are currently working with our new contract research organization, or CRO, on preparations to conduct a clinical trial in Australia in patients with solid tumors, including head and neck cancer, gastrointestinal cancers and other cancers.

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda). The primary endpoint for the EFS, designed to enroll 10 to 12 subjects at a single center, is safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This clinical trial, initially conducted at the UPMC Hillman Cancer Center in Pittsburgh, PA, or UPMC, treated two patients. Due to lack of further patient enrollment, we and UPMC terminated this trial. We are in the process of designing other clinical trials in oncology, to include additional solid tumors. These trials initially are planned to be conducted in Australia.

We also believe the Hemopurifier can be part of the broad-spectrum treatment of life-threatening highly glycosylated, or carbohydrate coated, viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used in the past to treat individuals infected with human immunodeficiency virus, or HIV, hepatitis-C and Ebola.

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

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19, or COVID-19, in a New Feasibility Study. That study was designed to enroll up to 40 subjects at up to 20 centers in the United States. Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and will have acute lung injury and/or severe or life-threatening disease, among other criteria. Endpoints for this study, in addition to safety, included reduction in circulating virus as well as clinical outcomes (NCT # 04595903). In June 2022, the first patient in this study was enrolled and completed the Hemopurifier treatment phase of the protocol. Under Single Patient Emergency Use regulations, the Company has treated two patients with COVID-19 with the Hemopurifier.

We currently are experiencing a disruption in our Hemopurifier supply, as our existing supply of Hemopurifiers expired on September 30, 2022 and, as previously disclosed, we are dependent on FDA approval of qualified suppliers to manufacture our Hemopurifier. Our intended transition to a new supplier for Galanthus nivalis agglutinin, or GNA, is delayed as we work with the FDA for approval of our supplement to our IDE, which is required to make this manufacturing change.

In October 2022, we launched a wholly owned subsidiary in Australia, formed to conduct clinical research, seek regulatory approval and commercialize our Hemopurifier in that country. The subsidiary will initially focus on the oncology market in Australia. There were only insignificant expenses in that subsidiary in the three months ended December 31, 2022.

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

Previously, we were the majority owner of Exosome Sciences, Inc., or ESI, a company formed to focus on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases, and thus consolidated ESI in our consolidated financial statements. For more than four years, the primary activities of ESI were limited to the payment of patent maintenance fees and applications. In September 2022, the Board of Directors of ESI and the Company, as the majority stockholder of ESI, approved the dissolution of ESI. Accordingly, ESI is eliminated from our December 31, 2022 balance sheet.

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

In addition to the foregoing, we are monitoring closely the impact of the COVID-19 global pandemic, inflation and the war in Ukraine on our business. Given the level of uncertainty regarding the duration and impact of these events on capital markets and the U.S. economy, we are unable to assess the impact on our timelines and future access to capital. The full extent to which the COVID-19 pandemic, inflation and the war in Ukraine will impact our business, results of operations, financial condition, clinical trials and preclinical research will depend on future developments, as well as the economic impact on national and international markets that are highly uncertain.

Our executive offices are located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121. Our telephone number is (619) 941-0360. Our website address is www.aethlonmedical.com.

Our common stock is listed on the Nasdaq Capital Market under the symbol “AEMD.”

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended December 31, 2022, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission, or SEC, Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2022. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly owned subsidiary, Aethlon Medical Australia Pty Ltd, as well as its previously majority-owned subsidiary, ESI, which dissolved in September 2022. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial statements as of and for the nine months ended December 31, 2022, and the condensed consolidated statement of cash flows for the nine months ended December 31, 2022. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2022 has been derived from the audited consolidated balance sheet at March 31, 2022, contained in the above referenced 10-K. The results of operations for the nine months ended December 31, 2022 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain prior year balances within the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of December 31, 2022 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

Restricted Cash

To comply with the terms of our laboratory and office lease and our lease for our manufacturing space, see Note 11, we caused our bank to issue two standby letters of credit, or L/Cs, in the aggregate amount of $87,506 in favor of the landlord. The L/Cs are in lieu of a security deposit. In order to support the L/Cs, we agreed to have our bank withdraw $87,506 from our operating accounts and to place that amount in a restricted certificate of deposit. We have classified that amount as restricted cash, a long-term asset, on our balance sheet.

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

As of December 31, 2022 and 2021, an aggregate of 2,068,252 and 1,587,759 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants, and restricted stock units were excluded, as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three and nine month periods ended December 31, 2022 and 2021, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	December 31,	December 31,
	2022	2021
Three months ended	$558,223	$354,571
Nine months ended	$2,129,376	$1,403,891

4. RECENT ACCOUNTING PRONOUNCEMENTS

None.

5. EQUITY TRANSACTIONS IN THE NINE MONTHS ENDED DECEMBER 31, 2022

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

In the nine months ended December 31, 2022, we raised net proceeds of $8,927,211, net of $229,610 in commissions to Wainwright and $27,153 in other offering expense, through the sale of, 7,480,836 shares of our common stock at an average price of $1.19 per share under the 2022 ATM Agreement.

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

6. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2022, we accrued unpaid fees of $57,000 owed to our non-employee directors as of December 31, 2022. Amounts due to related parties were comprised of the following items:

	December 31, 2022	March 31, 2022
Accrued Board fees	$57,000	$55,750
Accrued vacation to all employees	133,397	99,992
Total due to related parties	$190,397	$155,742

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	December 31,	March 31,
	2022	2022
Accrued professional fees	$1,180,312	$696,893
Total other current liabilities	$1,180,312	$696,893

8. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and stock options and the effect on basic and diluted loss per common share during the three and nine month periods ended December 31, 2022 and 2021:

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
Vesting of stock options and restricted stock units	$262,613	$201,019	$791,588	$522,234
Total stock-based compensation expense	$262,613	$201,019	$791,588	$522,234

Weighted average number of common shares outstanding – basic and diluted	22,946,483	15,397,418	19,741,451	14,543,787

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.01)	$(0.01)	$(0.04)	$(0.04)

All of the stock-based compensation expense recorded during the nine months ended December 31, 2022 and 2021, an aggregate of $791,588 and $522,234, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations. Stock-based compensation expense recorded during each of the nine months ended December 31, 2022 and 2021 represented an impact on basic and diluted loss per common share of $(0.04) in each period.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the nine months ended December 31, 2022 was insignificant.

Stock Option Activity

During the nine months ended December 31, 2022, we recognized a stock option grant made in the fiscal year ended March 31, 2022 to purchase 61,600 shares of our common stock under our 2020 Plan that previously was contingent on stockholder approval of an increase of 1,800,000 shares of common stock authorized for issuance under the 2020 Plan, at the Company’s 2022 annual meeting of stockholders. The increase was approved at the Company’s 2022 annual meeting of stockholders held in September 2022.

During the nine months ended December 31, 2021, we issued a stock option grant to Charles J. Fisher, Jr., MD, our Chief Executive Officer, or CEO, for the purchase of 266,888 shares of our common stock under our 2020 Plan. The purchase price for the shares subject to the option is $5.17 per share, the fair market value of the common stock on the date of the grant. The shares subject to the option are subject to vesting over four years, commencing on the date of grant, or Vesting Commencement Date, with twenty-five percent (25%) of the shares subject to the option vesting on the first anniversary of the Vesting Commencement Date and the remaining shares vesting in equal monthly installments over the following thirty-six (36) months, in each case subject to Dr. Fisher’s Continuous Service (as defined in the 2020 Plan) through each vesting date.

Stock options outstanding that have vested as of December 31, 2022 and stock options that are expected to vest subsequent to December 31, 2022 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	501,985	$2.83	7.83
Expected to vest	1,201,848	$2.03	8.21
Total	1,703,833

A summary of stock option activity during the nine months ended December 31, 2022 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2022	1,665,948	$1.28 - 142.50	$2.31
Exercised	–	$–	$–
Granted	61,600	$1.21	$1.21
Cancelled/Expired	(23,715)	$1.41 - 57	$2.85
Stock options outstanding at December 31, 2022	1,703,833	$1.21 - 142.50	$2.26
Stock options exercisable at December 31, 2022	501,985	$1.28 - 142.50	$2.83

On December 31, 2022, our outstanding stock options had no intrinsic value since the closing share price on that date of $0.28 per share was below the weighted average exercise price of our outstanding stock options.

At December 31, 2022, there was approximately $2,151,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 2.51 years.

9. WARRANTS

During the nine months ended December 31, 2022 and 2021, we did not issue any warrants.

A summary of warrant activity during the nine months ended December 31, 2022 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2022	576,738	$1.50 – 59.25	$11.21
Exercised	–	$–	$–
Cancelled/Expired	(249,985)	$20.63 – 59.25	$23.24
Warrants outstanding at December 31, 2022	326,753	$1.50 – 2.75	$2.01
Warrants exercisable at December 31, 2022	326,753	$1.50 – 2.75	$2.01

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

We did not record government contract revenue on the Phase 2 Melanoma Cancer Contract in the three and nine month periods ended December 31, 2022. We recorded $114,849 and $229,698 of government contract revenue on the Phase 2 Melanoma Cancer Contract in the three and nine month periods ended December 31, 2021, respectively.

The contract ended on September 15, 2022 and we presented the required final report to the NCI. Once the NCI completes the close out review of the contract, we expect to recognize as revenue the $574,245 currently recorded as deferred revenue on our December 31, 2022 balance sheet.

Subaward with University of Pittsburgh

In December 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award was $256,750. We did not record revenue related to this subaward in the three- and nine- month periods ended December 31, 2022. We recorded $17,117 and $51,351 of revenue related to this subaward in the three- and nine-month periods ended December 31, 2021, respectively.

In October 2022, we agreed with the University of Pittsburgh to terminate the subaward arrangement, effective as of November 10, 2022, since it related to our clinical trial in head and neck cancer in which the University of Pittsburgh was unable to recruit patients. There are no provisions in the subaward arrangement requiring repayment of cash received for work completed through November 10, 2022.

11. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

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

During the nine months ended December 31, 2022, we recorded a $625,471 right-of-use lease asset and associated lease liability related to the manufacturing space component of the lease based on the present value of lease payments over the expected lease term of 55 months, discounted using our estimated incremental borrowing rate of 4.25%. The current monthly base rent under the manufacturing component of the lease is $12,540.

The office, lab and manufacturing leases are coterminous with a remaining term of 54 months. The weighted average discount rate is 4.25%.

As of our December 31, 2022 balance sheet, we have a right-of-use lease asset of $1,217,458.

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

Mobile Clean Room

In addition, we rented a mobile clean room on a short term, month-to-month basis, where we housed our manufacturing operations until our permanent manufacturing space was completed. The mobile clean room was located on leased land near our office and lab and we paid $2,000 per month for the right to locate it there. We paid approximately $167,615 in total rent expense to lease the mobile clean room located on this space during the nine months ended December 31, 2022. The arrangement was terminated in September 2022 and the mobile clean room was returned to the vendor that leased it to us.

Overall, our rent expense, which is included in general and administrative expenses, approximated $411,000 and $288,000 for the nine month periods ended December 31, 2022 and 2021, respectively.

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

12. SUBSEQUENT EVENTS

Management has evaluated events subsequent to December 31, 2022 through the date that the accompanying condensed consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In January 2023, we entered into an agreement with North American Science Associates, LLC, or NAMSA, a world leading MedTech CRO offering global end-to-end development services, to oversee the Company’s clinical trials investigating the Hemopurifier for oncology indications. Pursuant to the agreement, NAMSA will manage our clinical trials of the Hemopurifier for patients in the United States and Australia with various types of cancer tumors. We anticipate that the initial clinical trials will begin in Australia.

In February 2023, we entered into an executive employment agreement with a new Chief Scientific Officer, Dr. Lee Arnold, effective February 1, 2023. Dr. Arnold initially will serve as our Chief Scientific Offer on a part-time, three days per week basis. Previously, Dr. LaRosa served as interim Chief Scientific Officer, as well as our Chief Medical Officer. Dr. LaRosa will continue as our Chief Medical Officer.

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

Overview

Aethlon Medical, Inc., or Aethlon, the Company, we or us, is a medical therapeutic company focused on developing products to diagnose and treat cancer and life-threatening infectious diseases. The Aethlon Hemopurifier is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier is designed to deplete the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The FDA has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

•       the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes have been shown to participate in the development or severity of the disease; and

•       the treatment of life-threatening viruses that are not addressed with approved therapies.

We believe the Hemopurifier can be a substantial advance in the treatment of patients with advanced and metastatic cancer through the clearance of exosomes that promote the growth and spread of tumors through multiple mechanisms. We are currently working with our new contract research organization, or CRO, on preparations to conduct a clinical trial in Australia in patients with solid tumors, including head and neck cancer, gastrointestinal cancers and other cancers.

On October 4, 2019, the FDA approved our Investigational Device Exemption, or IDE, application to initiate an Early Feasibility Study, or EFS, of the Hemopurifier in patients with head and neck cancer in combination with standard of care pembrolizumab (Keytruda). The primary endpoint for the EFS, designed to enroll 10 to 12 subjects at a single center, is safety, with secondary endpoints including measures of exosome clearance and characterization, as well as response and survival rates. This clinical trial, initially conducted at the UPMC Hillman Cancer Center in Pittsburgh, PA, or UPMC, treated two patients. Due to lack of further patient enrollment, we and UPMC terminated this trial. We are in the process of designing other clinical trials in oncology, to include additional solid tumors. These trials initially are planned to be conducted in Australia.

We also believe the Hemopurifier can be part of the broad-spectrum treatment of life-threatening highly glycosylated, or carbohydrate coated, viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used in the past to treat individuals infected with human immunodeficiency virus, or HIV, hepatitis-C and Ebola.

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

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19, or COVID-19, in a New Feasibility Study. That study was designed to enroll up to 40 subjects at up to 20 centers in the United States. Subjects will have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and will have acute lung injury and/or severe or life-threatening disease, among other criteria. Endpoints for this study, in addition to safety, included reduction in circulating virus as well as clinical outcomes (NCT # 04595903). In June 2022, the first patient in this trial was enrolled and completed the Hemopurifier treatment phase of the protocol. Under Single Patient Emergency Use regulations, the Company has treated two patients with COVID-19 with the Hemopurifier.

We currently are experiencing a disruption in our Hemopurifier supply, as our existing supply of Hemopurifiers expired on September 30, 2022, and as previously disclosed, we are dependent on FDA approval of qualified suppliers to manufacture our Hemopurifier. Our intended transition to a new supplier for Galanthus nivalis agglutinin, or GNA, is delayed as we work with the FDA for approval of our supplement to our Investigational Device Exemption, which is required to make this manufacturing change.

In October 2022, we launched a wholly owned subsidiary in Australia, formed to conduct clinical research, seek regulatory approval and commercialize our Hemopurifier in that country. The subsidiary will initially focus on the oncology market in Australia. There were only insignificant expenses in that subsidiary in the three months ended December 31, 2022.

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

Previously we were the majority owner of Exosome Sciences, Inc., or ESI, a company formed to focus on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases, and thus consolidated ESI in our consolidated financial statements. For more than four years, the primary activities of ESI were limited to the payment of patent maintenance fees and applications. In September 2022, the Board of Directors of ESI and the Company, as the majority stockholder of ESI, approved the dissolution of ESI. Accordingly, ESI is eliminated from our December 31, 2022 balance sheet.

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

In addition to the foregoing, we are monitoring closely the impact of the COVID-19 global pandemic, inflation and the war in Ukraine on our business. Given the level of uncertainty regarding the duration and impact of these events on capital markets and the U.S. economy, we are unable to assess the impact on our timelines and future access to capital. The full extent to which the COVID-19 pandemic, inflation and the war in Ukraine will impact our business, results of operations, financial condition, clinical trials and preclinical research will depend on future developments, as well as the economic impact on national and international markets that are highly uncertain.

Our executive offices are located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121. Our telephone number is (619) 941-0360. Our website address is www.aethlonmedical.com.

Our common stock is listed on the Nasdaq Capital Market under the symbol “AEMD.”

COVID-19, Inflation and International Conflicts

The COVID-19 pandemic, the conflict in Ukraine and inflation has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets.  Given the level of uncertainty regarding the COVID-19 pandemic, Ukraine conflict and inflationary environment on capital markets and the U.S. economy, we are unable to assess the impact of these events on our future access to capital. Further, while we have not experienced significant disruptions to our manufacturing supply chain, business, results of operations, financial condition, clinical trials or preclinical research to date, we are unable to assess the potential impact these events could have on our manufacturing supply chain, business, results of operations, financial condition, clinical trials or preclinical research in the future.

As we continue to actively advance our clinical trials, we remain in close contact with our clinical sites and are assessing the impact of COVID-19 on our trials, expected timelines and costs on an ongoing basis. We will assess any potential delays in our ability to timely ship clinical trial materials, including internationally, due to transportation interruptions. The extent of the impact of COVID-19, the Ukraine conflict and inflation on our operational and financial performance will depend on certain developments, including the impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. Given these uncertainties, we cannot reasonably estimate the related impact to our business, operating results and financial condition, if any.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act, and must file reports, proxy statements and other information with the SEC. The SEC maintains a web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, like us, which file electronically with the SEC.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2022 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2021

Government Contract Revenues

We did not record government contract revenue in the three months ended December 31, 2022. We recorded $17,117 in government contract revenue in the three months ended December 31, 2021. This revenue resulted from work performed under our government contracts with the National Institutes of Health, or NIH, as follows:

	Three Months Ended 12/31/22	Three Months Ended 12/31/21	Change in Dollars
Phase 2 Melanoma Cancer Contract	$–	$–	$–
Subaward with University of Pittsburgh	–	17,117	(17,117)
Total Government Contract and Grant Revenue	$–	$17,117	$(17,117)

We have recognized revenue under the following contracts/grants:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the National Cancer Institute, or NCI, awarded to us an SBIR Phase II Award Contract, for NIH/NCI Topic 359, entitled “A Device Prototype for Isolation of Melanoma Exosomes for Diagnostics and Treatment Monitoring”, or the Award Contract. The Award Contract amount was $1,860,561 and, as amended, ran for the period from September 16, 2019 through September 15, 2022.

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

We did not record government contract revenue on the Award Contract in the three months ended December 31, 2022 or in the three months ended December 31, 2021.

The Award Contract ended on September 15, 2022 and we presented the required final report to the NCI. Once the NCI completes the close out review of the contract, we expect to recognize as revenue the $574,245 currently recorded as deferred revenue on our December 31, 2022 balance sheet.

Subaward with University of Pittsburgh

In December 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award was $256,750. We did not record revenue related to this subaward in the three months ended December 31, 2022. We recorded $17,117 of revenue related to this subaward in the three months ended December 31, 2021.

In October 2022, we agreed with the University of Pittsburgh to terminate the subaward arrangement, effective as of November 10, 2022, since it related to our clinical trial in head and neck cancer in which the University of Pittsburgh was unable to recruit patients. There are no provisions in the subaward arrangement requiring repayment of cash received for work completed through November 10, 2022.

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2022 were $2,849,753, compared to $2,545,063 for the three months ended December 31, 2021. This increase of $304,690, or 12%, in the 2022 period was due to increases in our professional fees of $296,261 and in our payroll and related expenses of $49,261, offset by a decrease in our general and administrative expenses of $40,832.

The $296,261 increase in our professional fees was primarily due to the combination of a $144,684 increase in our contract labor expense associated with product development and scientific analytical services, a $73,115 increase in our scientific consulting expense, a $71,029 increase in our legal fees, a $25,622 increase related to outside regulatory services, and a $21,712 increase associated with recruiting. These expenses were partially offset by a $13,687 decrease in our accounting expenses.

The $49,261 increase in our payroll and related expenses was due to an increase of $167,520 in salary expense and an increase of $61,594 of stock based compensation expense related to increased headcount, offset by a decrease of $179,853 in relocation expense.

The $40,832 decrease in our administrative expenses was due to a $74,894 decrease in clinical trial expenses, a $18,914 decrease in rent expense and a $19,774 decrease in licenses and permits, which was partially offset by a $60,455 increase in our depreciation expense.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased to approximately $2,850,000 in the three months ended December 31, 2022, from approximately $2,528,000 in the three months ended December 31, 2021.

Basic and diluted loss attributable to common stockholders were ($0.12) for the three months ended December 31, 2022, compared to ($0.16) for the three month period ended December 31, 2021.

NINE MONTHS ENDED DECEMBER 31, 2022 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2021

Government Contract Revenues

We did not record government contract revenue in the nine months ended December 31, 2022. We recorded $281,049 in government contract revenue in the nine months ended December 31, 2021. This revenue resulted from work performed under our government contracts with NIH as follows:

	Nine Months Ended 12/31/22	Nine Months Ended 12/31/21	Change in Dollars
Phase 2 Melanoma Cancer Contract	$–	$229,698	$(229,698)
Subaward with University of Pittsburgh	–	51,351	(51,351)
Total Government Contract and Grant Revenue	$–	$281,049	$(281,049)

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

We did not record government contract revenue on the Award Contract in the nine months ended December 31, 2022. We recorded $229,698 of government contract revenue on the Award Contract in the nine months ended December 31, 2021.

The Award Contract ended on September 15, 2022 and we presented the required final report to the NCI. Once the NCI completes the close out review of the contract, we expect to recognize as revenue the $574,245 currently recorded as deferred revenue on our December 31, 2022 balance sheet.

Subaward with University of Pittsburgh

In December 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award was $256,750. We did not record revenue related to this subaward in the nine months ended December 31, 2022. We recorded $51,351 of revenue related to this subaward in the nine months ended December 31, 2021.

In October 2022, we agreed with the University of Pittsburgh to terminate the subaward arrangement, effective as of November 10, 2022, since it related to our clinical trial in head and neck cancer in which the University of Pittsburgh was unable to recruit patients. There are no provisions in the subaward arrangement requiring repayment of cash received for work completed through November 10, 2022.

Operating Expenses

Consolidated operating expenses for the nine months ended December 31, 2022 were $9,420,730, compared to $6,916,236 for the nine months ended December 31, 2021. This increase of $2,504,494, or 36.2%, in the 2022 period was due to increases in our general and administrative expenses of $1,225,779, in our professional fees of $909,163 and in our payroll and related expenses of $369,552.

The $1,225,779 increase in our general and administrative expenses was primarily due to the combination of a $470,022 increase in our clinical trial expenses, a $406,410 increase in supplies and materials, primarily for manufacturing Hemopurifiers, a $146,962 increase in subcontract expenses related to our government contracts, a $122,912 increase in our rent expense, and a $72,199 increase in our insurance expense.

The $909,163 increase in our professional fees was primarily due to the combination of a $450,767 increase in our contract labor expense associated with product development and analytical services, a $204,943 increase in our legal fees, a $145,924 increase in professional fees associated with regulatory strategy services, a $64,602 increase in our investor relations expenses, primarily related to solicitation expenses associated with our 2022 annual meeting of stockholders and an increase of $36,485 in scientific consulting related to product development and scientific analytical services.

The $369,552 increase in our payroll and related expenses was due to an increase in our cash-based compensation expense of $508,620 and stock-based compensation expense of $269,354 due to our increased headcount. This increase was partially offset by a reduction of $215,000 in bonus expense and $198,347 in relocation expense.

Other Expense

In September 2022, the Board of Directors of ESI and Aethlon, as the majority stockholder of ESI, approved the dissolution of ESI. As a result of this dissolution, we recorded a non-cash charge of $142,121 as other expense in the nine months ended December 31, 2022.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased to approximately $9,563,000 in the nine months ended December 31, 2022, from approximately $6,635,000 in the nine months ended December 31, 2021.

Basic and diluted loss attributable to common stockholders were ($0.48) for the nine months ended December 31, 2022, compared to ($0.46) for the nine months ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, we had a cash balance of $17,499,541 and working capital of $15,736,299. This compares to a cash balance of $17,072,419 and working capital of $16,332,958 at March 31, 2022. We expect our existing cash as of December 31, 2022 to be sufficient to fund our operations for at least twelve months from the issuance date of these financial statements.

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

In the nine months ended December 31, 2022, we raised net proceeds of $8,927,211, net of $229,610 in commissions to Wainwright and $27,153 in other offering expense, through the sale of 7,480,836 shares of our common stock at an average price of $1.19 per share under the 2022 ATM Agreement.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the nine months ended
	December 31, 2022	December 31, 2021
Cash provided by (used in):
Operating activities	$(7,558)	$(6,668)
Investing activities	(932)	(137)
Financing activities	8,917	17,379
Net increase (decrease) in cash and restricted cash	$427	$10,574

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $7,558,000 in the nine months ended December 31, 2022, compared to approximately $6,668,000 in the nine months ended December 31, 2021. The primary components in the $890,000 increase in cash used in our operating activities in the 2022 period were a $2,928,000 increase in our net losses, offset by an increase in accounts payable and other current liabilities of $653,271, a decrease of prepaid expenses of $626,483 primarily related to our clinical trials, an increase in non-cash charge of $269,354 from stock-based compensation related to increased headcount, a $142,121 non-cash charge for the loss on dissolution of subsidiary, an increase in deferred revenue of $114,849, a decrease of $110,000 in accounts receivable, and an increase of $63,000 in depreciation and amortization associated with leasehold improvements.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $932,000 of cash for leasehold improvements and to purchase laboratory and office equipment in the nine months ended December 31, 2022, compared to approximately $137,000 in the nine months ended December 31, 2022. The increase in the 2022 period was primarily a result of leasehold improvements and furnishings for our manufacturing space and purchasing additional laboratory equipment.

NET CASH PROVIDED BY FINANCING ACTIVITIES. During the nine months ended December 31, 2022, we raised approximately $8,927,000 from the issuance of common stock. That source of cash from our financing activities was partially offset by the use of approximately $10,000 to pay for the tax withholding on restricted stock units, for an aggregate amount of cash provided by financing activities of approximately $8,917,000.

During the nine months ended December 31, 2021, we raised approximately $17,456,000 from the issuance of common stock. That source of cash from our financing activities was partially offset by the use of approximately $77,000 to pay for the tax withholding on restricted stock units, for an aggregate amount of cash provided by financing activities of approximately $17,379,000.

Material Cash Requirements

As noted above in the results of operations, our clinical trial expense decreased by $74,894 in the three months ended December 31, 2022, compared to the three-month period ended December 31, 2021. However, we expect our clinical trial expenses will increase over the foreseeable future as we continue to expand our clinical trials both in the United States and internationally.

In addition, we have entered into leases for our corporate headquarters, laboratory and manufacturing facilities. As noted above in the results of operations, our rent expense increased by $122,912 in the nine months ended December 31, 2022, compared to the nine months ended December 31, 2021.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting estimates relate to revenue recognition, stock purchase warrants issued with notes payable, beneficial conversion feature of convertible notes payable, impairment of intangible assets and long lived assets, stock compensation, deferred tax asset valuation allowance and contingencies.

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

ITEM 1A. RISK FACTORS.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 28, 2022, or Annual Report, and in this Item 1A below and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our securities.

•	We have incurred significant losses and expect to continue to incur losses for the foreseeable future.

•	We will require additional financing to sustain our operations, achieve our business objectives and satisfy our cash obligations, which may dilute the ownership of our existing stockholders.

•	We have limited experience in identifying and working with large-scale contracts with medical device manufacturers; manufacture of our devices must comply with good manufacturing practices in the United States.

•	Delays, interruptions or the cessation of production by our third-party suppliers of important materials or delays in qualifying new materials, may prevent or delay our ability to manufacture or process our Hemopurifier.

•	Our Hemopurifier technology may become obsolete.

•	If we fail to comply with extensive regulations of U.S. and foreign regulatory agencies, the commercialization of our products could be delayed or prevented entirely.

•	If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

•	As a public company with limited financial resources undertaking the launch of new medical technologies, we may have difficulty attracting and retaining executive management and directors.

•	We plan to expand our operations, which may strain our resources; our inability to manage our growth could delay or derail implementation of our business objectives.

•	Delays in successfully completing our planned clinical trials could jeopardize our ability to obtain regulatory approval.

Except for the risk factors set forth below, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Delays, interruptions or the cessation of production by our third-party suppliers of important materials or delays in qualifying new materials, has and may continue to prevent or delay our ability to manufacture our Hemopurifier.

Most of the raw materials used in the process for manufacturing our Hemopurifier are available from more than one supplier. However, there are materials within the manufacturing and production process that come from single suppliers. We do not have written contracts with all of our single source suppliers, and at any time they could stop supplying our orders. FDA review of a new supplier is required if these materials become unavailable from our current suppliers. Currently, we are experiencing an interruption in the manufacturing of our Hemopurifier as we transition to a new supplier of Galanthus nivalis agglutinin, or GNA, used in the manufacture of our Hemopurifier. We have not received the required FDA approval of our proposal to approve a new qualified supplier of the GNA and are working with the FDA to gain approval of this supplier. Although we have recently completed the manufacture of 112 Hemopurifiers, which have passed our quality control measures, we cannot ship the cartridges until we have FDA approval of our new GNA supplier. FDA review of the new supplier could take several additional months to obtain.

In addition, an uncorrected impurity, a supplier’s variation in a raw material or testing, either unknown to us or incompatible with its manufacturing process, or any other problem with our materials, testing or components, would prevent or delay the release of our Hemopurifiers for use in our clinical trials. For example, in late 2020, we identified during our device quality review procedures prior to product release that one of our critical suppliers had produced a Hemopurifier component that was not produced to our specifications, although no affected Hemopurifiers were released into our inventory or to any clinical trial sites. Our current inventory of Hemopurifiers expired on September 30, 2022. Any further delay in achieving the required FDA approvals for our new supplier will limit our ability to meet any demand for the Hemopurifier in the United States. and delay our clinical trials in the United States., which could have a material adverse impact on our business, results of operations and financial condition.

Difficulties in manufacturing our Hemopurifier could have an adverse effect upon our expenses, our product revenues and our ability to complete our clinical trials.

We currently outsource most of the manufacturing of our Hemopurifier. The manufacturing of our Hemopurifier is difficult and complex. To support our current clinical trial needs, we comply with and intend to continue to comply with cGMP in the manufacture of our product. Our ability to adequately manufacture and supply our Hemopurifier in a timely matter is dependent on the uninterrupted and efficient operation of our facilities and those of third parties producing raw materials and supplies upon which we rely in our manufacturing. We currently are experiencing an interruption in our Hemopurifier manufacturing due to delays in obtaining necessary regulatory approval of a new manufacturer of GNA. The manufacture of our products may also be impacted by:

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

The current interruption in the manufacture and supply of our Hemopurifier has and may continue to delay shipments of our Hemopurifier for use in clinical trials in the United States.

Our products are manufactured with raw materials that are sourced from specialty suppliers with limited competitors and we may therefore be unable to access the materials we need to manufacture our products.

Specifically, the Hemopurifier contains three critical components with limited supplier numbers. The base cartridge on which the Hemopurifier is constructed is sourced from Medica S.p.A and we are dependent on the continued availability of these cartridges. We currently purchase the diatomaceous earth from Janus Scientific Inc., our distributor; however, the product is manufactured by Imerys Minerals Ltd., which is the only supplier of this product. The GNA is sourced from Vector Laboratories, Inc. and also is available from other suppliers; however, Sigma Aldrich is our only back up supplier at this time and we are in the process of working with the FDA to obtain regulatory approval for this supplier. A business interruption at any of these sources, including the interruption resulting from the delay in obtaining FDA approval of our new GNA supplier, has and may continue to have a material impact on our ability to manufacture the Hemopurifier.

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

There can be no assurance, however, that we will be able to regain compliance with the Minimum Bid Price Requirement. Even if we do regain compliance, we may not be able to maintain compliance with the continued listing requirements for the Nasdaq Capital Market or our common stock could be delisted in the future. In addition, we may be unable to meet other applicable listing requirements of the Nasdaq Capital Market, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Minimum Bid Price Requirement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any unregistered securities during the three months ended December 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have no disclosure applicable to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation, as amended	8-K	001-37487	3.1	September 19, 2022

3.2	Amended and Restated Bylaws of the Company	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Warrant to Purchase Common Stock	S-1/A	333-234712	4.14	December 11, 2019

4.3	Form of Underwriter Warrant	S-1/A	333-234712	4.15	December 11, 2019

4.4	Form of Common Stock Purchase Warrant	8-K	001-37487	4.1	January 17, 2020

10.1	Executive Employment Agreement, by and between Aethlon Medical, Inc. and Lee Arnold, Ph.D., dated February 1, 2023					X

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: February 13, 2023	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

